Form 10-Q
period 2017-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2017-05-05
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (800) 2FANNIE (800-232-6643)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2017, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2017 Form 10-Q	i

MD&A TABLE REFERENCE

Table	Description	Page
1	Summary of Condensed Consolidated Results of Operations	12
2	Analysis of Net Interest Income and Yield	13
3	Rate/Volume Analysis of Changes in Net Interest Income	14
4	Fair Value Losses, Net	15
5	Changes in Combined Loss Reserves	16
6	Troubled Debt Restructurings and Nonaccrual Loans	17
7	Credit Loss Performance Metrics	18
8	Summary of Condensed Consolidated Balance Sheets	19
9	Summary of Mortgage-Related Securities at Fair Value	20
10	Retained Mortgage Portfolio	21
11	Retained Mortgage Portfolio Profile	22
12	Composition of Mortgage Credit Book of Business	23
13	Single-Family Business Key Performance Data	25
14	Single-Family Business Financial Results	26
15	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2017	28
16	Credit Risk Transfer Transactions	29
17	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	30
18	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	32
19	Delinquency Status and Activity of Single-Family Conventional Loans	35
20	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	36
21	Statistics on Single-Family Loan Workouts	37
22	Single-Family Foreclosed Properties	38
23	Multifamily Business Key Performance Data	40
24	Multifamily Business Financial Results	41
25	Multifamily Guaranty Book of Business Key Risk Characteristics	42
26	Activity in Debt of Fannie Mae	44
27	Outstanding Short-Term Borrowings and Long-Term Debt	46
28	Cash and Other Investments Portfolio	47
29	Mortgage Insurance Coverage	51
30	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	55
31	Derivative Impact on Interest Rate Risk (50 Basis Points)	56

Fannie Mae First Quarter 2017 Form 10-Q	ii

MD&A | Introduction

PART I—FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) in “Business—Conservatorship and Treasury Agreements.”

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2016 Form 10-K.
This report contains forward-looking statements that are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those reflected in our forward-looking statements due to a variety of factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report and in our 2016 Form 10-K.
You can find a “Glossary of Terms Used in This Report” in the MD&A of our 2016 Form 10-K.

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
We remain in conservatorship and our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. In addition, as a result of our agreements with Treasury and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero in 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. Our senior preferred stock purchase agreement with Treasury also includes covenants that significantly restrict our business activities. Congress continues to consider options for reform of the housing finance system, including the GSEs. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or actions the Administration or FHFA may take with respect to housing finance reform. We provide additional information on the uncertainty of our future, the conservatorship, the provisions of our agreements with Treasury, their impact on our business, and recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA in our 2016 Form 10-K in “Business—Conservatorship and Treasury

Fannie Mae First Quarter 2017 Form 10-Q	1

MD&A | Introduction

Agreements,” “Business—Legislation and Regulation—Housing Finance Reform” and “Risk Factors” and in this report in “Legislation and Regulation” and “Risk Factors.”
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

Executive Summary
Summary of Our Financial Performance
We recognized comprehensive income and net income of $2.8 billion in the first quarter of 2017. In comparison, we recognized comprehensive income of $936 million in the first quarter of 2016, consisting of net income of $1.1 billion, partially offset by other comprehensive loss of $200 million. The increase in our net income in the first quarter of 2017 compared with the first quarter of 2016 was primarily driven by lower fair value losses and higher net interest income, partially offset by lower credit-related income.
The table below highlights our financial results and key performance data. The performance measures shown below are discussed in later sections of the MD&A. See “MD&A—Consolidated Results of Operations” for more information on our financial results.

Fannie Mae First Quarter 2017 Form 10-Q	2

MD&A | Executive Summary

Financial Results and Key Performance Data

	First Quarter of 2017	First Quarter of 2016
Comprehensive income	$2.8 billion	$936 million
Net income	$2.8 billion	$1.1 billion
Net interest income

The increase in net interest income was due to an increase in guaranty fee income partially offset by a decline in the average balance of our retained mortgage portfolio. We receive guaranty fee income as compensation for managing the credit risk on loans underlying Fannie Mae MBS held by third parties.
	$5.3 billion	$4.8 billion
Net fair value losses

Fair value losses in the first quarter of 2017 were primarily due to losses on Connecticut Avenue SecuritiesTM (“CAS”) debt reported at fair value resulting from tightening spreads between CAS yields and LIBOR during the quarter. These fair value losses were partially offset by gains on risk management derivatives primarily due to increases in longer-term swap rates during the first quarter of 2017.

Fair value losses in the first quarter of 2016 were primarily due to losses on our risk management derivatives resulting from decreases in longer-term swap rates.
	($40 million)	($2.8 billion)
Credit-related income

Credit-related income in the first quarter of 2017 was primarily driven by an increase in actual and forecasted home prices.

Credit-related income in the first quarter of 2016 was primarily due to decreasing interest rates and an increase in actual home prices.
	$179 million	$850 million
Retained mortgage portfolio as of quarter end	$268.8 billion	$332.6 billion
Single-family guaranty book of business as of quarter end	$2.9 trillion	$2.8 trillion
Net worth as of quarter end	$3.4 billion	$2.1 billion
Capital reserve amount applicable to quarterly dividend payment to Treasury	$600 million	$1.2 billion
Dividends paid to Treasury in the quarter

First quarter 2017 dividend payment was based on our net worth as of December 31, 2016, less the applicable capital reserve amount.

First quarter 2016 dividend payment was based on our net worth as of December 31, 2015, less the applicable capital reserve amount.
	$5.5 billion	$2.9 billion
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities whose estimated fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads, and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, cash and other investments portfolio, and outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our condensed consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio. See “Risk Management—Market Risk Management, Including Interest Rate Risk Management” for more information. In addition, our credit-related income or expense can vary substantially from period to period based on a number of factors such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, the types and volume of our loss mitigation activities, the volume of foreclosures completed, and redesignations of loans from held for investment (“HFI”) to held for sale (“HFS”).
Our Strategy and Business Objectives
Our vision is to be America’s most valued housing partner and to provide liquidity, access to credit and affordability in all U.S. housing markets at all times, while effectively managing and reducing risk to our business, taxpayers and the housing finance system. In support of this vision, we are focused on:

Fannie Mae First Quarter 2017 Form 10-Q	3

MD&A | Executive Summary

•	advancing a sustainable and reliable business model that reduces risk to the housing finance system and taxpayers;

•	providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners; and

•	serving customer needs by building a company that is efficient, innovative and continuously improving.
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
Our business also continues to evolve as a result of our many other efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator. See “Business—Legislation and Regulation—Housing Finance Reform—Conservator Developments and Strategic Goals” in our 2016 Form 10-K for a discussion of some of these efforts and FHFA’s strategic goals for our conservatorship.
Stronger underwriting and eligibility standards
We strengthened our underwriting and eligibility standards for loans we acquired beginning in late 2008 and 2009. These changes improved the credit quality of our single-family guaranty book of business and contributed to improvement in our credit performance. As of March 31, 2017, 88% of our single-family conventional guaranty book of business consisted of loans acquired since 2009. Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010 and was 1.12% as of March 31, 2017.
__________

*
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

Fannie Mae First Quarter 2017 Form 10-Q	4

MD&A | Executive Summary

See “Business Segments—Single-Family Business” for information on our recent single-family acquisitions and the credit performance of our single-family mortgage loans.
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
As shown in the chart below, in recent periods, an increasing portion of our net interest income has been derived from guaranty fees, rather than from our retained mortgage portfolio assets. This shift has been driven by both the guaranty fee increases we implemented in 2012 and the reduction of our retained mortgage portfolio in accordance with the requirements of our senior preferred stock purchase agreement with Treasury and direction from FHFA. More than 75% of our net interest income for the first quarter of 2017 was derived from the loans underlying our Fannie Mae MBS in consolidated trusts, which primarily generate income through guaranty fees. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.
__________

*
Guaranty fee income reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, the incremental revenue from which is remitted to Treasury and not retained by us.

Transferring a portion of the mortgage credit risk on our single-family book of business
In late 2013, we began entering into credit risk transfer transactions with the goal of transferring, to the extent economically sensible, a portion of the mortgage credit risk on some of the recently-acquired loans in our single-family book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through our CAS and Credit Insurance Risk TransferTM (“CIRTTM”) transactions. In these transactions, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans and in exchange we pay investors a premium that effectively reduces the guaranty fee income we retain on the loans. As of March 31, 2017, $723 billion in outstanding unpaid principal balance of our single-family loans, or approximately 26% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance, were included in a

Fannie Mae First Quarter 2017 Form 10-Q	5

MD&A | Executive Summary

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
For further discussion of our credit risk transfer transactions, including information on the portion of the credit risk of these loans we have transferred, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk: Credit Risk Transfer Transactions.”
Providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued to provide reliable, large-scale access to affordable mortgage credit to the U.S. housing market and to help struggling homeowners in the first quarter 2017:

•
We provided approximately $136 billion in liquidity to the mortgage market in the first quarter of 2017 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 303,000 mortgage refinancings and approximately 233,000 home purchases, and provided financing for approximately 202,000 units of multifamily housing.

•	We provided approximately 25,000 loan workouts in the first quarter of 2017 to help homeowners stay in their homes or otherwise avoid foreclosure.

•
We helped borrowers refinance loans, including through our Refi PlusTM initiative, which offers refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 33,000 Refi Plus loans in the first quarter of 2017. Refinancings delivered to us through Refi Plus in the first quarter of 2017 reduced borrowers’ monthly mortgage payments by an average of $213.

•
We support affordability in the multifamily rental market. This has become more challenging in recent years as rent growth has outpaced wage growth, causing units once affordable at 120% of area median income to be affordable only at higher levels. Approximately 85% of the multifamily units we financed in the first quarter of 2017 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

Serving customer needs by building a company that is efficient, innovative and continuously improving
We are committed to providing our lender customers with the products, services and tools they need to serve the housing market more effectively and efficiently, as well as continuing to improve our business processes. For information on enhancements we have recently made or are currently working on, see “Business—Executive Summary—Our Strategy and Business Objectives” in our 2016 Form 10-K.

Fannie Mae First Quarter 2017 Form 10-Q	6

MD&A | Executive Summary

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
We expect to pay Treasury a dividend of $2.8 billion for the second quarter of 2017 by June 30, 2017, calculated based on our net worth of $3.4 billion as of March 31, 2017, less the current capital reserve amount of $600 million. We expect to retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $600 million for each quarter of 2017 and will decrease to zero in 2018. These dividend payment provisions are referred to as “net worth sweep” dividend provisions.
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

Fannie Mae First Quarter 2017 Form 10-Q	7

MD&A | Executive Summary

of the senior preferred stock purchase agreement and the senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2016 Form 10-K. See “Risk Factors” in our 2016 Form 10-K for a discussion of the risks associated with our limited and declining capital reserves, and “Outlook” in this report for our current expectations about our future financial results.
As described in “Legal Proceedings” and “Note 15, Commitments and Contingencies,” several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against one or more of the United States, Treasury and FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac, including challenges to the net worth sweep dividend provisions of the senior preferred stock. We are also a party to some of those lawsuits. We cannot predict the course or the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits.
2017 Market Share
We were the largest issuer of single-family mortgage-related securities in the secondary market in the first quarter of 2017, with an estimated market share of new single-family mortgage-related securities issuances of 39%, compared with 41% in the fourth quarter of 2016 and 37% in the first quarter of 2016. The chart below shows our market share of single-family mortgage-related securities issuances in the first quarter of 2017 compared with that of our primary competitors.
We remained a continuous source of liquidity in the multifamily market in the first quarter of 2017. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of December 31, 2016 (the latest date for which information is available).
Outlook
In this section, we present a number of estimates and expectations regarding our future performance, as well as future housing market conditions. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. See “Forward-Looking Statements” and “Risk Factors” in this report and in our 2016 Form 10-K for discussions of factors that could cause actual results to differ materially from our current estimates and expectations. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.
Financial Results. We continued to be profitable in the first quarter of 2017, with net income of $2.8 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our

Fannie Mae First Quarter 2017 Form 10-Q	8

MD&A | Executive Summary

limited and declining capital reserves (which decrease to zero in 2018) and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter. If we experience a net worth deficit in a future quarter, we will be required to draw additional funds from Treasury under the senior preferred stock purchase agreement to avoid being placed into receivership.
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
See “Risk Factors” in this report and in our 2016 Form 10-K for discussions of the risks associated with our limited and declining capital reserves and the potential impact of legislative and regulatory actions.
Revenues. We have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
Our guaranty fee revenues consist of two primary components: (1) the base guaranty fees that we receive over the life of the loan; and (2) upfront fees we receive at loan acquisition which are amortized over the contractual life of the loan. When mortgage loans prepay faster due to a lower interest rate environment, we typically have higher amortization income. Conversely, when mortgage loans prepay more slowly due to a higher interest rate environment, we typically have lower amortization income. Our guaranty fee revenues increased in recent years primarily driven by: (1) loans with higher base guaranty fees comprising a larger part of our guaranty book of business; and (2) an increase in amortization income as a lower interest rate environment during portions of these years increased prepayments on mortgage loans. We expect loans with lower guaranty fees to continue to liquidate from our book of business and be replaced with new loans that typically have higher guaranty fees, which will contribute to increasing guaranty fee revenues; however, the impact of this trend on our guaranty fee revenues could be offset by lower amortization income if interest rates remain at higher levels and result in lower prepayments on mortgage loans. Accordingly, our guaranty fee revenues may remain relatively flat in the near term.
We expect the size of our retained mortgage portfolio to continue to decrease each year to meet the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap, which we describe in “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2016 10-K. These decreases in our retained mortgage portfolio will continue to negatively impact our net interest income and net revenues.
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
We forecast that total originations in the U.S. single-family mortgage market in 2017 will decrease from 2016 levels by approximately 20% from an estimated $1.96 trillion in 2016 to $1.58 trillion in 2017, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $949 billion in 2016 to $510 billion in 2017.

Fannie Mae First Quarter 2017 Form 10-Q	9

MD&A | Executive Summary

Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 0.5% in the first quarter of 2017. We expect the rate of home price appreciation in 2017 to be slightly lower than the rate in 2016. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $1.2 billion for the first quarter of 2017, down from $1.6 billion for the first quarter of 2016. We expect our credit losses for 2017 to be lower than for 2016, absent further significant redesignations of loans from HFI to HFS; however, we expect a significantly smaller decline in credit losses for 2017 than the decline for 2016. See “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” for a discussion of our credit losses for the first quarter of 2017 and the first quarter of 2016.
Loss Reserves. Our allowance for loan losses was $22.1 billion as of March 31, 2017, down from $23.5 billion as of December 31, 2016. Our loss reserves declined in recent years and are expected to decline further in 2017; however, we expect a smaller decline in our loss reserves in 2017 than the decline in 2016. For a discussion of the factors that contributed to the decline in our loss reserves in the first quarter of 2017, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Consolidated Balance Sheet Analysis—Mortgage Loans and Allowance for Loan Losses.”

Legislation and Regulation
The information in this section updates and supplements information regarding legislation and regulation affecting our business set forth in “Business—Legislation and Regulation” in our 2016 Form 10-K. Also see “Risk Factors” in this report and in our 2016 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Housing Finance Reform
Congress continues to consider housing finance reform that could result in significant changes in our structure and role in the future. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.
Single Security Initiative. Since 2014, we, Freddie Mac and FHFA have been working on developing and implementing a common mortgage-backed security for Fannie Mae and Freddie Mac. In March 2017, FHFA announced that implementation of the Single Security Initiative by Fannie Mae and Freddie Mac is planned for the second quarter of 2019.
Historically, Fannie Mae MBS have had a trading advantage over comparable Freddie Mac PCs. One of FHFA’s stated objectives for the Single Security Initiative is to reduce the costs to Freddie Mac and taxpayers that result from differences in liquidity of Fannie Mae MBS and Freddie Mac PCs. As the implementation date of the Single Security Initiative approaches, some Fannie Mae MBS and comparable Freddie Mac PCs are trading closer to or at parity. See “Business—Legislation and Regulation—Housing Finance Reform—Conservator Developments and Strategic Goals” and “Risk Factors” in our 2016 Form 10-K for more information on the expected features of the securities and a discussion of the risks to our business associated with the Single Security Initiative for Fannie Mae and Freddie Mac.
The Fannie and Freddie Open Records Act of 2017
On April 27, 2017, the House of Representatives passed, by a vote of 425 to 0, the Fannie and Freddie Open Records Act of 2017. If enacted, this bill would subject Fannie Mae and Freddie Mac to the Freedom of Information Act, a law that provides the public the right to access records from federal agencies. The bill provides an exemption for trade secrets and confidential or privileged commercial or financial information. It is unclear whether the Senate will consider this or similar legislation. If this bill were to pass the Senate and be signed into law, it could impose substantial operational burdens on us and adversely affect our business.

Fannie Mae First Quarter 2017 Form 10-Q	10

MD&A | Legislation and Regulation

Housing Goals
2016 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. Our single-family performance is measured against the lower of benchmarks established by FHFA or goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed.
For 2016, we believe we met two of our five single-family benchmarks. The single-family benchmarks we believe we did not meet were the low-income families home purchase and refinance benchmarks and the very low-income families home purchase benchmark. Low-income families are defined as those with income equal to or less than 80% of area median income, and very low-income families as those with income equal to or less than 50% of area median income. In addition, we believe we met our multifamily goal and subgoals for 2016. Final performance results will be determined and published by FHFA sometime after the release in the fall of 2017 of data reported by primary market originators under the Home Mortgage Disclosure Act. To determine whether we met our low-income families home purchase and refinance goals and our very low-income families home purchase goal, FHFA will compare our performance with that of the market. We will be in compliance with these goals if we meet the applicable market share measures for these goals.
2017 Single-Family Housing Goals: Low-Income Areas Home Purchase Goal Benchmark
Each year, FHFA sets the benchmark level for our acquisitions of single-family owner-occupied home purchase mortgage loans for families in low-income areas based on the benchmark level for the low-income areas home purchase subgoal (which is 14% for 2017), plus an adjustment factor reflecting an additional incremental share of mortgages for moderate-income families (defined as income equal to or less than 100% of area median income) in designated disaster areas. In April 2017, FHFA set the 2017 overall low-income areas home purchase benchmark goal at 18%.
See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Housing Goals” in our 2016 Form 10-K for a more detailed discussion of our housing goals.
Ability to Repay
Regulation Z, which was issued by the Consumer Financial Protection Bureau (the “CFPB”) in 2013 to implement a requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), requires lenders to determine a borrower’s “ability to repay” a mortgage loan. The rule offers several options for complying, including making loans that meet certain terms and characteristics (referred to as “qualified mortgages”). In March 2017, a CFPB official announced that the agency would soon begin its statutorily-mandated assessment of the ability to repay and qualified mortgage provisions. The CFPB is required to assess the effectiveness of the regulations in light of their stated goals and to publish a report, after public comment, on whether to modify, expand or eliminate the regulations. The CFPB’s assessment is due no later than January 10, 2019. To the extent that this assessment leads to regulatory changes in how lenders comply with the ability to repay rules or how loans gain qualified mortgage status, these changes may have a material effect on the quality and quantity of loans available for sale to Fannie Mae.

Fannie Mae First Quarter 2017 Form 10-Q	11

MD&A | Consolidated Results of Operations

Consolidated Results of Operations
This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 1: Summary of Condensed Consolidated Results of Operations
	For the Three Months
	Ended March 31,
	2017	2016	Variance
	(Dollars in millions)
Net interest income	$5,346	$4,769	$577
Fee and other income	249	203	46
Net revenues	5,595	4,972	623
Investment gains (losses), net	(9)	69	(78)
Fair value losses, net	(40)	(2,813)	2,773
Administrative expenses	(684)	(688)	4
Credit-related income:
Benefit for credit losses	396	1,184	(788)
Foreclosed property expense	(217)	(334)	117
Total credit-related income	179	850	(671)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(503)	(440)	(63)
Other expenses, net	(382)	(264)	(118)
Income before federal income taxes	4,156	1,686	2,470
Provision for federal income taxes	(1,383)	(550)	(833)
Net income	$2,773	$1,136	$1,637
Total comprehensive income	$2,779	$936	$1,843
Net Interest Income
We have two primary sources of net interest income: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
Guaranty fees consist of two primary components: (1) base guaranty fees that we receive over the life of the loan; and (2) upfront fees that we receive at the time of loan acquisition, primarily related to single-family loan level pricing adjustments and other fees we receive from lenders, which are amortized over the contractual life of the loan. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts on our balance sheet. Those guaranty fees are the primary component of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.

Fannie Mae First Quarter 2017 Form 10-Q	12

MD&A | Consolidated Results of Operations

Table 2 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 3 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 2: Analysis of Net Interest Income and Yield
	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$200,051	$2,093	4.18%	$238,041	$2,335	3.92%
Mortgage loans of consolidated trusts	2,923,792	24,954	3.41	2,817,328	24,626	3.50
Total mortgage loans(1)	3,123,843	27,047	3.46	3,055,369	26,961	3.53
Mortgage-related securities, net	15,394	142	3.69	26,580	269	4.05
Non-mortgage-related securities(2)	55,994	101	0.72	50,257	54	0.43
Federal funds sold and securities purchased under agreements to resell or similar arrangements	40,586	66	0.65	24,195	29	0.48
Advances to lenders	4,506	28	2.49	3,546	19	2.12
Total interest-earning assets	$3,240,323	$27,384	3.38%	$3,159,947	$27,332	3.46%
Interest-bearing liabilities:
Short-term funding debt	$32,454	$43	0.53%	$60,085	$50	0.33%
Long-term funding debt	289,791	1,686	2.33	318,944	1,854	2.33
Total funding debt	322,245	1,729	2.15	379,029	1,904	2.01
Debt securities of consolidated trusts held by third parties	2,925,290	20,309	2.78	2,800,436	20,659	2.95
Total interest-bearing liabilities	$3,247,535	$22,038	2.71%	$3,179,465	$22,563	2.84%
Net interest income/net interest yield		$5,346	0.66%		$4,769	0.60%

	As of March 31,
	2017	2016
Selected benchmark interest rates
3-month LIBOR	1.15%	0.63%
2-year swap rate	1.62	0.84
5-year swap rate	2.05	1.17
10-year swap rate	2.38	1.64
30-year Fannie Mae MBS par coupon rate	3.13	2.57
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $216 million for the first quarter of 2017 compared with $338 million for the first quarter of 2016.

(2)	Includes cash equivalents.

Fannie Mae First Quarter 2017 Form 10-Q	13

MD&A | Consolidated Results of Operations

Table 3: Rate/Volume Analysis of Changes in Net Interest Income
	For the Three Months Ended
	March 31, 2017 vs. 2016
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(242)	$(390)	$148
Mortgage loans of consolidated trusts	328	917	(589)
Total mortgage loans	86	527	(441)
Mortgage-related securities, net	(127)	(105)	(22)
Non-mortgage-related securities(2)	47	7	40
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37	24	13
Advances to lenders	9	6	3
Total interest income	$52	$459	$(407)
Interest expense:
Short-term funding debt	(7)	(29)	22
Long-term funding debt	(168)	(170)	2
Total funding debt	(175)	(199)	24
Debt securities of consolidated trusts held by third parties	(350)	950	(1,300)
Total interest expense	$(525)	$751	$(1,276)
Net interest income	$577	$(292)	$869
__________

(1)	Combined rate/volume variances are allocated to rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income and net interest yield increased in the first quarter of 2017 compared with the first quarter of 2016 was due to an increase in guaranty fee income driven by: (1) an increase in amortization income in the first quarter of 2017 due to activity related to increased prepayments on mortgage loans and liquidations of MBS debt of consolidated trusts, which accelerated the amortization of cost basis adjustments on the loans and related debt; and (2) loans with higher base guaranty fees comprising a larger part of our guaranty book of business in the first quarter of 2017 compared with the first quarter of 2016. The increase in net interest income due to higher guaranty fee income was partially offset by a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio. See “Retained Mortgage Portfolio” for more information.

Fannie Mae First Quarter 2017 Form 10-Q	14

MD&A | Consolidated Results of Operations

Fair Value Losses, Net
Table 4 displays the components of our fair value gains and losses.

Table 4: Fair Value Losses, Net
	For the Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(255)	$(269)
Net change in fair value during the period	367	(2,102)
Total risk management derivatives fair value gains (losses), net	112	(2,371)
Mortgage commitment derivatives fair value losses, net	(80)	(362)
Total derivatives fair value gains (losses), net	32	(2,733)
Trading securities gains, net	68	28
CAS debt fair value losses, net(1)	(162)	(60)
Other, net(2)	22	(48)
Fair value losses, net	$(40)	$(2,813)
__________

(1)	Consists of fair value losses on CAS debt reported at fair value.

(2)	Consists of fair value gains and losses on non-CAS debt and mortgage loans.
Fair value losses in the first quarter of 2017 were primarily due to losses on CAS debt reported at fair value resulting from tightening spreads between CAS yields and LIBOR during the first quarter of 2017. These fair value losses in the first quarter of 2017 were partially offset by gains on risk management derivatives primarily due to increases in the fair value of our pay-fixed derivatives due to increases in longer-term swap rates during the first quarter of 2017.
Fair value losses in the first quarter of 2016 were primarily due to losses on risk management derivatives resulting from decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the first quarter of 2016.
Credit-Related Income (Expense)
We refer to our benefit (provision) for loan losses and benefit (provision) for guaranty losses collectively as our “benefit (provision) for credit losses.” Credit-related income (expense) consists of our benefit (provision) for credit losses and foreclosed property income (expense).
Benefit for Credit Losses
Our combined loss reserves provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans. We establish our combined loss reserves through our provision for credit losses for losses that we believe have been incurred and will eventually be realized over time in our financial statements. When we reduce our combined loss reserves, we recognize a benefit for credit losses. When we determine that a loan is uncollectible, typically upon foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale), we recognize a charge-off against our combined loss reserves. For a subset of delinquent single-family loans, we charge off the portion of the loans that is deemed uncollectible prior to foreclosure when the loans have been delinquent for a specified length of time and meet specified mark-to-market LTV ratios. We also recognize a charge-off upon the redesignation of loans from HFI to HFS. We record recoveries of previously charged-off amounts as a reduction to charge-offs.

Fannie Mae First Quarter 2017 Form 10-Q	15

MD&A | Consolidated Results of Operations

Table 5 displays the changes in the combined loss reserves, which consists of the allowance for loan losses and the reserve for guaranty losses.

Table 5: Changes in Combined Loss Reserves
	For the Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$23,835	$28,590
Benefit for credit losses	(396)	(1,184)
Charge-offs	(1,062)	(1,303)
Recoveries	119	165
Other	30	64
Ending balance	$22,526	$26,332

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$22,326	$23,639
Multifamily	200	196
Total	$22,526	$23,835
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	0.78%	0.83%
Multifamily	0.08	0.08
Combined loss reserves as a percentage of:
Total guaranty book of business	0.72%	0.77%
Recorded investment in nonaccrual loans	55.03	53.62
The amount of our provision or benefit for credit losses may vary from period to period based on a number of factors such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, the types and volumes of our loss mitigation activities, the volume of foreclosures completed, and redesignations of loans from HFI to HFS. In addition, our provision or benefit for credit losses and our combined loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
The following factors contributed to our benefit for credit losses in each of the periods presented:
We recognized a benefit for credit losses in the first quarter of 2017 primarily due to an increase in actual and forecasted home prices. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total combined loss reserves and provision for credit losses.
We recognized a benefit for credit losses in the first quarter of 2016 primarily due to decreasing interest rates and an increase in actual home prices. Actual and projected mortgage interest rates declined during the first quarter of 2016. As mortgage interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in the provision for credit losses. Home prices, including distressed property valuations, increased during the first quarter of 2016.

Fannie Mae First Quarter 2017 Form 10-Q	16

MD&A | Consolidated Results of Operations

We discuss our expectations regarding our future loss reserves in “Executive Summary—Outlook—Loss Reserves.”
Troubled Debt Restructurings and Nonaccrual Loans
Table 6 displays the composition of loans restructured in a troubled debt restructuring (“TDR”) that are on accrual status and loans on nonaccrual status. The table includes our recorded investment in HFI and HFS mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Table 6: Troubled Debt Restructurings and Nonaccrual Loans
	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
TDRs on accrual status:
Single-family	$126,193	$127,353
Multifamily	140	141
Total TDRs on accrual status	$126,333	$127,494
Nonaccrual loans:
Single-family	$40,554	$44,047
Multifamily	383	403
Total nonaccrual loans	$40,937	$44,450
Accruing on-balance sheet loans past due 90 days or more(1)	$369	$402

	For the Three Months
	Ended March 31,
	2017	2016
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$970	$1,238
Interest income recognized for the period(3)	1,459	1,610
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

Fannie Mae First Quarter 2017 Form 10-Q	17

MD&A | Consolidated Results of Operations

Table 7 displays the components of our credit loss performance metrics as well as our single-family and multifamily initial charge-off severity rates.

Table 7: Credit Loss Performance Metrics
	For the Three Months Ended March 31,
	2017			2016
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$943	12.1	bps	$1,138	15.0	bps
Foreclosed property expense	217	2.8		334	4.4
Credit losses including the effect of fair value losses on acquired credit-impaired loans	1,160	14.9		1,472	19.4
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(2)	61	0.8		100	1.3
Credit losses and credit loss ratio	$1,221	15.7	bps	$1,572	20.7	bps
Credit losses attributable to:
Single-family	$1,221			$1,569
Multifamily	0			3
Total	$1,221			$1,572
Single-family initial charge-off severity rate(3)		16.97%			23.16%
Multifamily initial charge-off severity rate(3)(4)		0.00%			15.35%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition. The single-family rate includes charge-offs pursuant to the provisions of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” and charge-offs of property tax and insurance receivables, while it excludes charge-offs from short sales and third-party sales. Multifamily rate is net of risk sharing agreements.

(4)	Multifamily initial charge-off severity rate reflects one loan that was foreclosed on during the quarter without any credit losses.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, in 2012, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” TCCA fees increased in the first quarter of 2017 compared with the first quarter of 2016 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.

Fannie Mae First Quarter 2017 Form 10-Q	18

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 8: Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2017	December 31, 2016	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$60,248	$55,639	$4,609
Restricted cash	27,321	36,953	(9,632)
Investments in securities(1)	45,405	48,925	(3,520)
Mortgage loans:
Of Fannie Mae	192,204	207,190	(14,986)
Of consolidated trusts	2,939,427	2,896,028	43,399
Allowance for loan losses	(22,129)	(23,465)	1,336
Mortgage loans, net of allowance for loan losses	3,109,502	3,079,753	29,749
Deferred tax assets, net	32,647	33,530	(883)
Other assets	28,631	33,168	(4,537)
Total assets	$3,303,754	$3,287,968	$15,786
Liabilities and equity
Debt:
Of Fannie Mae	$327,183	$327,097	$86
Of consolidated trusts	2,954,471	2,935,219	19,252
Other liabilities	18,721	19,581	(860)
Total liabilities	3,300,375	3,281,897	18,478
Equity	3,379	6,071	(2,692)
Total liabilities and equity	$3,303,754	$3,287,968	$15,786
__________

(1)	Includes $30.2 billion as of March 31, 2017 and $32.3 billion as of December 31, 2016 of U.S. Treasury securities that are included in our other investments portfolio.
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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by servicers of loans backing consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of March 31, 2017 compared with the balance as of December 31, 2016 primarily as a result of a decrease in prepayments received on mortgage loans in March 31, 2017 compared with prepayments received in December 31, 2016.

Fannie Mae First Quarter 2017 Form 10-Q	19

MD&A | Consolidated Balance Sheet Analysis

Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 9 displays the fair value of our investments in trading and available-for-sale mortgage-related securities. We classify private-label securities as Alt-A, subprime or commercial mortgage-backed securities (“CMBS”) if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty.

Table 9: Summary of Mortgage-Related Securities at Fair Value
	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$6,967	$7,323
Other agency	2,523	2,605
Alt-A and subprime private-label securities	3,252	3,345
CMBS	855	1,580
Mortgage revenue bonds	1,205	1,293
Other mortgage-related securities	448	462
Total	$15,250	$16,608
The decrease in mortgage-related securities at fair value from December 31, 2016 to March 31, 2017 was primarily driven by liquidations.
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of March 31, 2017 and December 31, 2016.
Mortgage Loans and Allowance for Loan Losses
The increase in mortgage loans, net of allowance, from December 31, 2016 to March 31, 2017 was driven by an increase in mortgage loans of consolidated trusts as we continued to add to our guaranty book of business through securitization activity. Partially offsetting this was a decline in mortgage loans of Fannie Mae resulting from liquidations, portfolio securitizations and sales. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.”
The decrease in our allowance for loan losses from December 31, 2016 to March 31, 2017 was driven primarily by redesignations of loans from held for investment to held for sale and charge-offs, which relieved the allowance on these loans, as well as an increase in actual and forecasted home prices. See “Consolidated Results of Operations—Credit-Related Income (Expense)—Benefit for Credit Losses” for more information.
Other Assets
The decrease in other assets from December 31, 2016 to March 31, 2017 was primarily driven by a decrease in advances to lenders as a result of lower lender funding needs. For additional information on our accounting policy for advances to lenders, refer to “Note 1, Summary of Significant Accounting Policies” in our 2016 Form 10-K.
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 7, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.
Debt of Fannie Mae remained relatively flat from December 31, 2016 to March 31, 2017. The increase in debt of consolidated trusts from December 31, 2016 to March 31, 2017 was primarily driven by sales of Fannie Mae

Fannie Mae First Quarter 2017 Form 10-Q	20

MD&A | Consolidated Balance Sheet Analysis

MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our net equity decreased as of March 31, 2017 compared with December 31, 2016 due to our payment of senior preferred stock dividends to Treasury during the first quarter of 2017, partially offset by our comprehensive income recognized during the first quarter of 2017.

Retained Mortgage Portfolio
Our retained mortgage portfolio consists of mortgage loans and mortgage-related securities that we own and includes Fannie Mae MBS and non-Fannie Mae mortgage-related securities. Assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties are not included in our retained mortgage portfolio.
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury and FHFA’s additional cap, as described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2016 Form 10-K. We plan to reduce our retained mortgage portfolio to no more than the FHFA cap of $259.6 billion as of December 31, 2017, which also would be in compliance with the senior preferred stock purchase agreement cap of $288.4 billion. Table 10 displays the unpaid principal balance of our retained mortgage portfolio.

Table 10: Retained Mortgage Portfolio
	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Single-family:
Mortgage loans(1)	$168,722	$181,219
Reverse mortgages	28,720	29,443
Mortgage-related securities:
Agency securities(2)	37,901	25,667
Fannie Mae-wrapped reverse mortgage securities	7,245	7,420
Other Fannie Mae-wrapped securities	3,726	3,773
Private-label and other securities	4,788	4,980
Total single-family mortgage-related securities(3)	53,660	41,840
Total single-family mortgage loans and mortgage-related securities	251,102	252,502
Multifamily:
Mortgage loans(4)	7,297	9,407
Mortgage-related securities:
Agency securities(2)	8,478	7,693
CMBS	853	1,567
Mortgage revenue bonds	1,103	1,185
Total multifamily mortgage-related securities(5)	10,434	10,445
Total multifamily mortgage loans and mortgage-related securities	17,731	19,852
Total retained mortgage portfolio	$268,833	$272,354
__________

(1)
Includes single-family loans restructured in a TDR that were on accrual status of $109.8 billion and $119.4 billion as of March 31, 2017 and December 31, 2016, respectively, and single-family loans on nonaccrual status of $36.2 billion and $38.7 billion as of March 31, 2017 and December 31, 2016, respectively.

(2)	Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped reverse mortgage securities and other Fannie Mae-wrapped securities.

Fannie Mae First Quarter 2017 Form 10-Q	21

MD&A | Retained Mortgage Portfolio

(3)	The fair value of these single-family mortgage-related securities was $55.3 billion and $42.9 billion as of March 31, 2017 and December 31, 2016, respectively.

(4)
Includes multifamily loans restructured in a TDR that were on accrual status of $130 million and $131 million as of March 31, 2017 and December 31, 2016, respectively, and multifamily loans on nonaccrual status of $224 million and $246 million as of March 31, 2017 and December 31, 2016, respectively.

(5)	The fair value of these multifamily mortgage-related securities was $11.2 billion as of March 31, 2017 and December 31, 2016.
We purchased $3.1 billion of loans from our single-family MBS trusts in the first quarter of 2017, the majority of which were delinquent.
We primarily use our retained mortgage portfolio to: (1) provide liquidity to the mortgage market and (2) support our loss mitigation activities. Previously, we also used our retained mortgage portfolio for investment purposes.
Table 11 below separates the instruments within our retained mortgage portfolio by unpaid principal balance into three categories based on each instrument’s use. “Lender liquidity,” which includes balances related to our whole loan conduit activity, supports our efforts to provide liquidity to the Single-Family and Multifamily mortgage markets. “Loss mitigation” supports our loss mitigation efforts through the purchase of delinquent loans from MBS trusts. “Other” represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of reverse mortgage loans and Fannie Mae-wrapped reverse mortgage securities as of March 31, 2017 and December 31, 2016.

Table 11: Retained Mortgage Portfolio Profile
	As of
	March 31, 2017				December 31, 2016
	Single-Family	Multifamily	Total	% of Mortgage Credit Book of Business	Single-Family	Multifamily	Total	% of Mortgage Credit Book of Business
	(Dollars in millions)
Lender liquidity	$48,950	$8,478	$57,428	2%	$36,272	$7,694	$43,966	2%
Loss mitigation	151,402	354	151,756	5	164,028	376	164,404	5
Other	50,750	8,899	59,649	2	52,202	11,782	63,984	2
Total	$251,102	$17,731	$268,833	9%	$252,502	$19,852	$272,354	9%

Mortgage Credit Book of Business
Table 12 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 92% of our mortgage credit book of business as of March 31, 2017 and December 31, 2016. While our mortgage credit book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Fannie Mae First Quarter 2017 Form 10-Q	22

MD&A | Mortgage Credit Book of Business

Table 12: Composition of Mortgage Credit Book of Business
	As of
	March 31, 2017			December 31, 2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,856,991	$240,691	$3,097,682	$2,838,086	$229,896	$3,067,982
Unconsolidated Fannie Mae MBS, held by third parties(2)	7,313	1,107	8,420	7,795	1,159	8,954
Other credit guarantees(3)	2,098	12,927	15,025	2,193	13,142	15,335
Guaranty book of business	$2,866,402	$254,725	$3,121,127	$2,848,074	$244,197	$3,092,271
Other agency mortgage-related securities(4)	2,413	—	2,413	2,500	—	2,500
Other mortgage-related securities(5)	4,788	1,956	6,744	4,980	2,752	7,732
Mortgage credit book of business	$2,873,603	$256,681	$3,130,284	$2,855,554	$246,949	$3,102,503
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,822,247	$253,414	$3,075,661	$2,802,572	$242,834	$3,045,406
Government Guaranty Book of Business(7)	$44,155	$1,311	$45,466	$45,502	$1,363	$46,865
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
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In February 2017, we paid $268 million to the funds based on our new business purchases in 2016. Our new business purchases were $136.0 billion for the first three months of 2017. Accordingly, we recognized an expense of $57 million related to this obligation for the first three months of 2017. We expect to pay this amount, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2017, to the funds on or before March 1, 2018. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Affordable Housing Allocations” in our 2016 Form 10-K for more information regarding this obligation.

Fannie Mae First Quarter 2017 Form 10-Q	23

MD&A | Business Segments

Business Segments
Overview
We have two reportable business segments: Single-Family and Multifamily. Previously, we had a third reportable business segment, Capital Markets, which was incorporated into the Single-Family and Multifamily segments in the fourth quarter of 2016. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. We have revised the presentation of our segment results for the prior periods to be consistent with the current period presentation.
This section describes the following for each of our business segments:

•	market conditions relating to the business segment;

•	the segment’s business and financial results; and

•	credit risk management relating to the business segment.
This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.”
Single-Family Business
Single-Family Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 0.7% on an annualized basis in the first quarter of 2017, compared with an increase of 2.1% in the fourth quarter of 2016. The overall economy gained an estimated 2.1 million non-farm jobs in the first quarter of 2017. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in March 2017, the economy created an estimated 533,000 non-farm jobs. The unemployment rate was 4.5% in March 2017, compared with 4.7% in December 2016.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $10.3 trillion of single-family debt outstanding, was estimated to be approximately $11.5 trillion as of December 31, 2016 (the latest date for which information is available) and $11.4 trillion as of September 30, 2016.
Housing sales increased in the first quarter of 2017 compared with the fourth quarter of 2016. Total existing home sales averaged 5.6 million units annualized in the first quarter of 2017, an increase of 1.4% from the fourth quarter of 2016, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 6.0% of existing home sales in March 2017, compared with 7.0% in December 2016 and 8.0% in March 2016. According to the U.S. Census Bureau, new single-family home sales increased during the first quarter of 2017, averaging an annualized rate of 598,000 units, a 6.0% gain from the fourth quarter of 2016.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes were each below their historical average at the end of the first quarter of 2017. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.2 months as of March 31, 2017, compared with 5.6 months as of December 31, 2016. According to the National Association of REALTORS®, the months’ supply of existing unsold homes was 3.8 months as of March 31, 2017, compared with 3.6 months as of December 31, 2016.
The overall mortgage market serious delinquency rate fell to 3.1% as of December 31, 2016 (the latest date for which information is available), according to the Mortgage Bankers Association’s National Delinquency Survey, compared with 3.4% as of December 31, 2015. We provide information about Fannie Mae’s serious delinquency rate, in “Single-Family Mortgage Credit Risk Management” below.
Based on our home price index, we estimate that home prices on a national basis increased by 0.5% in the first quarter of 2017, following increases of 5.8% in 2016, 4.7% in 2015 and 4.3% in 2014. We estimate that, through March 31, 2017, home prices on a national basis remained 0.7% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.

Fannie Mae First Quarter 2017 Form 10-Q	24

MD&A | Business Segments

Thirty-year fixed-rate mortgage rates ended the quarter at 4.14% for the week of March 31, 2017, down from 4.32% for the week of December 31, 2016, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-Family Business Metrics

Table 13: Single-Family Business Key Performance Data
	For the Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$127,791	$101,797
Single-family Fannie Mae MBS outstanding, at end of period	$2,695,565	$2,624,000
Portfolio Data
Single-family retained mortgage portfolio, at end of period	$251,102	$305,353
Credit Guaranty Activity
Average single-family guaranty book of business(1)	$2,857,238	$2,826,544
Average charged guaranty fee on single-family guaranty book of business:(2)
Fee, net of TCCA fees (in basis points)(3)	41.9	40.4
Total fee (in basis points)	49.1	46.8
Average charged guaranty fee on new single-family acquisitions:(2)
Fee, net of TCCA fees (in basis points)(3)	48.7	49.2
Total fee (in basis points)	58.7	59.2
Single-family credit loss ratio (in basis points)(4)	17.1	22.2
Single-family serious delinquency rate, at end of period(5)	1.12%	1.44%
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

(2)	Calculated based on the average guaranty fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments over an estimated average life.

(3)	Excludes the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

(4)	Calculated based on single-family segment credit losses divided by the average single-family guaranty book of business.

(5)
Calculated based on the number of single-family conventional loans that are 90 days or more past due or in the foreclosure process, divided by the number of loans in our single-family conventional guaranty book of business.

Our single-family Fannie Mae MBS issuances increased in the first quarter of 2017 compared with the first quarter of 2016, driven primarily by an increase in refinance activity. Additionally, home purchase mortgage loans increased in the first quarter of 2017 compared with the first quarter of 2016.

Fannie Mae First Quarter 2017 Form 10-Q	25

MD&A | Business Segments

Single-Family Business Financial Results

Table 14: Single-Family Business Financial Results
	For the Three Months Ended March 31,
	2017	2016	Variance
	(Dollars in millions)
Net interest income(1)	$4,756	$4,245	$511
Fee and other income	76	67	9
Net revenues	4,832	4,312	520
Investment gains (losses), net	(50)	56	(106)
Fair value losses, net	(12)	(2,850)	2,838
Administrative expenses	(601)	(609)	8
Credit-related income(2)	184	828	(644)
TCCA fees(1)	(503)	(440)	(63)
Other expenses, net	(256)	(246)	(10)
Income before federal income taxes	3,594	1,051	2,543
Provision for federal income taxes	(1,252)	(389)	(863)
Net income	$2,342	$662	$1,680
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit for credit losses and foreclosed property expense.
Single-family net income increased in the first quarter of 2017 compared with the first quarter of 2016. The increase in net income was primarily due to lower fair value losses and higher net interest income in the first quarter of 2017, partially offset by lower credit-related income in the first quarter of 2017.
Fair value losses decreased in the first quarter of 2017 compared with the first quarter of 2016. The fair value losses that are reported for the single-family segment are consistent with the fair value losses reported in our condensed consolidated statements of operations and comprehensive income. We discuss our fair value gains and losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
Single-family net interest income increased in the first quarter of 2017 compared with the first quarter of 2016, primarily due to an increase in guaranty fee income driven by: (1) an increase in amortization income due to activity related to increased prepayments on mortgage loans and liquidations of MBS debt of consolidated trusts in the first quarter of 2017, which accelerated the amortization of cost basis adjustments on the loans and related debt; and (2) loans with higher base guaranty fees comprising a larger part of our guaranty book of business in the first quarter of 2017 compared with the first quarter of 2016. The increase in single-family net interest income due to higher guaranty fee income was partially offset by a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio.
We recognized lower single-family credit-related income in the first quarter of 2017 compared with the first quarter of 2016. Credit-related income in the first quarter of 2017 was driven by an increase in actual and forecasted home prices. Credit-related income in the first quarter of 2016 was primarily due to decreasing interest rates and an increase in actual home prices. See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on the drivers of our credit-related income or expense.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of five primary components:

•	our acquisition and servicing policies along with our underwriting and servicing standards;

•	the transfer of credit risk through risk transfer transactions and the use of credit enhancements;

•	portfolio diversification and monitoring;

Fannie Mae First Quarter 2017 Form 10-Q	26

MD&A | Business Segments

•	management of problem loans; and

•	REO management.
This section updates our discussion of single-family mortgage credit risk management in our 2016 Form 10-K in “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management.” For additional information on how we manage risk, see “MD&A—Risk Management” and “Risk Factors” in our 2016 Form 10-K.
The single-family credit statistics we focus on and report below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. We exclude from these credit statistics approximately 1% of our single-family conventional guaranty book of business for which our loan level information is incomplete as of March 31, 2017 and December 31, 2016. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. We rely on a combination of new data verification tools we are making available to lenders and lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2016 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations. We provide information on non-Fannie Mae mortgage-related securities held in our portfolio in “Note 5, Investments in Securities.”
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
For an overview and additional information on our quality control process, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2016 Form 10-K.
Repurchase Requests
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief as described below. We collectively refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. The unpaid principal balance of single-family loans that are subject to a repurchase request has declined significantly since we strengthened our underwriting standards in late 2008 and 2009, implemented changes to our quality control process in 2013 and implemented our revised representation and warranty framework described below. As of March 31, 2017, we had issued repurchase requests on approximately 0.13% of the $470.9 billion of unpaid principal balance of single-family loans delivered to us during the twelve months ended July 2016. Our total outstanding repurchase requests were $287 million as of March 31, 2017, compared with $303 million as of December 31, 2016.
Representation and Warranty Relief
We implemented a revised representation and warranty framework in 2013 to provide lenders with a higher degree of certainty and clarity regarding their exposure to repurchase requests on future deliveries, as well as greater consistency around repurchase timelines and remedies. This framework was further revised in 2014. Under the framework, lenders are relieved of certain repurchase liabilities for loans that meet specific requirements. In addition, through our Day 1 CertaintyTM initiative we have developed new tools that enable lenders to obtain relief from certain representations and warranties at an earlier date than provided for under the framework. For information on our representation and warranty framework and our Day 1 Certainty initiative, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Representation and Warranty Relief” in our 2016 Form 10-K.
As of March 31, 2017, approximately 50% of the outstanding loans in our single-family conventional guaranty book of business were acquired after January 1, 2013 and are subject to the revised representation and warranty framework, compared with 48% as of December 31, 2016. Table 15 below displays information regarding the relief status of single-family conventional loans, based only on payment history or the satisfactory conclusion of a

Fannie Mae First Quarter 2017 Form 10-Q	27

MD&A | Business Segments

full-file quality control review, delivered to us beginning in 2013 under the revised representation and warranty framework.

Table 15: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2017
	As of March 31, 2017
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$168,511	1,216,122	$374,492	1,996,962	$543,003	3,213,084
Remain eligible for relief	24,587	160,249	1,084,499	5,070,838	1,109,086	5,231,087
Are not eligible for relief	4,370	29,091	14,471	77,898	18,841	106,989
Total outstanding loans acquired since January 1, 2013	$197,468	1,405,462	$1,473,462	7,145,698	$1,670,930	8,551,160
As of March 31, 2017, approximately 38% of loans acquired under the revised representation and warranty framework had obtained relief, compared with 37% as of December 31, 2016. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus and timing of our quality control reviews to shortly after loan delivery. We also retain the right to review all loans, including reviews for any violations of “life of loan” representations and warranties.
Transfer of Mortgage Credit Risk: Credit Risk Transfer Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing mortgage credit risk on a portion of recently acquired loans in our single-family guaranty book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through our CAS and CIRT transactions. In these transactions, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans and in exchange we pay investors a premium that effectively reduces the guaranty fee income we retain on the loans. We enter into other types of credit risk transfer transactions in addition to our CAS and CIRT transactions, including lender risk-sharing transactions. For information on our credit risk transfer transactions, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2016 Form 10-K.
As of March 31, 2017, $723 billion in outstanding unpaid principal balance of our single-family loans, or approximately 26% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction. During the first three months of 2017, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $108 billion at the time of the transactions. Our CAS and CIRT transactions are our primary credit risk transfer transactions. In the first three months of 2017, we incurred $175 million on our outstanding CAS debt for the spread over LIBOR at the time of issuance of the debt and $41 million in CIRT premiums, compared with $101 million on CAS debt and $21 million in CIRT premiums in the first three months of 2016. These amounts increased from the first three months of 2016 to the first three months of 2017 as we continue to transfer credit risk on a larger portion of our single-family book of business.
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

Fannie Mae First Quarter 2017 Form 10-Q	28

MD&A | Business Segments

Table 16 displays the mortgage credit risk transferred to third parties and retained by Fannie Mae at the time of issuance and the outstanding reference pool balances as of March 31, 2017, pursuant to our single-family credit risk transfer transactions.

Table 16: Credit Risk Transfer Transactions
Issuances from Inception to March 31, 2017
(Dollars in billions)
Senior	Fannie Mae(1)
	$905

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)	Initial Reference Pool(4)
	$1	$4	$22	$1	$939

First Loss	Fannie Mae(1)		CAS(2)(5)
	$5		$1

Outstanding as of March 31, 2017
(Dollars in billions)
Senior	Fannie Mae(1)
	$694

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)	Outstanding Reference Pool(4)(6)
	$1	$4	$17	$1	$723

First Loss	Fannie Mae(1)		CAS(2)(5)
	$5		$1
__________

(1)	Credit risk retained by Fannie Mae. Tranche sizes vary across programs.

(2)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(3)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $5 billion outstanding as of March 31, 2017.

(4)	For CIRT and some lender risk-sharing transactions, “reference pool” reflects a pool of covered loans.

(5)	For CAS transactions, “First Loss” represents all B tranche balances.

(6)	For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans, as of March 31, 2017.
As shown in the outstanding balances in Table 16 above, we have designed our credit risk transfer transactions so that prepayment activity typically has a more substantial impact on the senior tranches retained by Fannie Mae than on the risk transferred to third parties. Principal payments on the underlying reference pool are first allocated between the senior tranches and then applied sequentially to the subordinate tranches. Losses are applied in

Fannie Mae First Quarter 2017 Form 10-Q	29

MD&A | Business Segments

reverse sequential order starting with the first loss tranche. For CAS transactions, all principal payments and losses are allocated pro rata between the sold notes and the portion we retain. The decreases in outstanding balances from issuance to March 31, 2017 in the senior and mezzanine tranches are the result of paydowns. Outstanding balances from issuance to March 31, 2017 in the first loss tranches decreased only slightly as the losses allocated to those tranches were insignificant.
While these deals are expected to mitigate some of our potential future credit losses, they are not designed to shield us from all losses. We retain a portion of the risk of future credit losses on loans covered by CAS and CIRT transactions, including all or at least half of the first loss positions and all of the senior loss positions. In addition, on our CAS transactions, we retain a pro rata share of risk equal to approximately 5% of all notes sold. When structuring these transactions, we seek to optimize benefit to cost considerations by taking into account a number of factors, including the level of investor demand, liquidity and pricing levels, and the amount of risk reduction provided assuming various economic scenarios. See “Risk Factors” in our 2016 Form 10-K for a discussion of factors that may limit our ability to use credit risk transfer transactions to mitigate some of our potential future credit losses, including factors that may result in these transactions providing less protection than we expect.
Single-Family Portfolio Diversification and Monitoring
Overview
Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. In some cases, we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies. For information on key loan attributes, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2016 Form 10-K.
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
Table 17 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business by acquisition period.

Table 17: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period
	As of March 31, 2017
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate
2009-2017 acquisitions, excluding HARP and other Refi Plus loans	73%	59%	* %	0.24%
HARP loans(4)	8	75	9	1.14
Other Refi Plus loans(5)	7	45	*	0.43
2005-2008 acquisitions	8	71	12	5.97
2004 and prior acquisitions	4	43	1	2.79
Total single-family conventional guaranty book of business	100%	60%	2%	1.12%
__________

*	Represents less than 0.5%

Fannie Mae First Quarter 2017 Form 10-Q	30

MD&A | Business Segments

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of March 31, 2017.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of March 31, 2017.

(4)
HARP loans, which we began to acquire in 2009, have LTV ratios at origination in excess of 80%. Some borrowers for HARP loans may have lower FICO credit scores and may provide less documentation than we would otherwise require. As of March 31, 2017, HARP loans had a weighted average FICO credit score at origination of 726 compared with 745 for loans in our single-family book of business overall.

(5)	Other Refi Plus loans, which we began to acquire in 2009, includes all other Refi Plus loans that are not HARP loans.

Fannie Mae First Quarter 2017 Form 10-Q	31

MD&A | Business Segments

Table 18 displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 18: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended March 31,
	2017	2016	March 31, 2017	December 31, 2016
Original LTV ratio:(5)
<= 60%	22%	19%	21%	21%
60.01% to 70%	14	14	14	14
70.01% to 80%	38	40	38	38
80.01% to 90%	11	12	11	11
90.01% to 100%	15	15	12	12
Greater than 100%	*	*	4	4
Total	100%	100%	100%	100%
Weighted average	73%	75%	75%	75%
Average loan amount	$221,405	$219,195	$163,896	$163,200
Estimated mark-to-market LTV ratio:(6)
<= 60%			49%	49%
60.01% to 70%			19	19
70.01% to 80%			17	17
80.01% to 90%			9	9
90.01% to 100%			4	4
Greater than 100%			2	2
Total			100%	100%
Weighted-average			60%	60%
Product type:
Fixed-rate:(7)
Long-term	81%	81%	78%	77%
Intermediate-term	17	17	16	17
Interest-only	—	—	*	*
Total fixed-rate	98	98	94	94
Adjustable-rate:
Interest-only	—	—	1	1
Other ARMs	2	2	5	5
Total adjustable-rate	2	2	6	6
Total	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%
2-4 units	3	3	3	3
Total	100%	100%	100%	100%

Fannie Mae First Quarter 2017 Form 10-Q	32

MD&A | Business Segments

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended March 31,
	2017	2016	March 31, 2017	December 31, 2016
Property type:
Single-family homes	90%	90%	91%	91%
Condo/Co-op	10	10	9	9
Total	100%	100%	100%	100%
Occupancy type:
Primary residence	88%	89%	88%	88%
Second/vacation home	4	4	4	4
Investor	8	7	8	8
Total	100%	100%	100%	100%
FICO credit score at origination:
< 620(8)	* %	1%	2%	2%
620 to < 660	5	5	5	5
660 to < 700	13	13	12	12
700 to < 740	22	21	20	20
>= 740	60	60	61	61
Total	100%	100%	100%	100%
Weighted average	746	746	745	745
Loan purpose:
Purchase	44%	46%	36%	35%
Cash-out refinance	24	20	19	20
Other refinance	32	34	45	45
Total	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	13%	13%	15%	15%
Northeast	15	14	18	18
Southeast	22	22	22	22
Southwest	20	20	17	17
West	30	31	28	28
Total	100%	100%	100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 6% of our single-family conventional guaranty book of business as of March 31, 2017 and December 31, 2016. See “Business—Legislation and Regulation—Charter Act” and “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring—Jumbo-Conforming and High-Balance Loans” in our 2016 Form 10-K for information on our loan limits.

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

Fannie Mae First Quarter 2017 Form 10-Q	33

MD&A | Business Segments

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

Our acquisitions in the first three months of 2017 continued to have a strong credit profile with a weighted average original LTV ratio of 73% and a weighted average FICO credit score at origination of 746. The credit profile of our future acquisitions will depend on many factors. For example, to the extent we expect refinancings will be a smaller percentage of our acquisitions in future periods compared with recent periods, the loans we acquire in those periods may have a higher weighted average original LTV ratio and a lower weighted average FICO credit score at origination. Other factors that will affect the credit profile of our future acquisitions include: our future guaranty fee pricing and our competitors’ pricing, and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, FHA and VA; the percentage of loan originations representing refinancings; changes in interest rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; government policy; market and competitive conditions; and the volume and characteristics of HARP and high LTV refinance loans we acquire in the future. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions.
In August 2016, FHFA directed us and Freddie Mac to implement a new high LTV refinance offering aimed at borrowers who are making their mortgage payments on time but whose LTV ratio exceeds the maximum allowed for our standard refinance products. We continue to work with FHFA and Freddie Mac on the details regarding this offering.
See “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2016 Form 10-K for more information on the credit characteristics of loans in our guaranty book of business, including HARP and Refi Plus loans, Alt-A loans, jumbo-conforming and high-balance loans, reverse mortgages and mortgage products with rate resets.
Problem Loan Management
Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the loan servicer to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan workouts reflect our various types of home retention solutions, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure. When appropriate, we seek to move to foreclosure expeditiously. See “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Problem Loan Management” in our 2016 Form 10-K for a discussion of our work with mortgage servicers to implement our foreclosure prevention initiatives.
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

Fannie Mae First Quarter 2017 Form 10-Q	34

MD&A | Business Segments

Problem Loan Statistics
Table 19 displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business.

Table 19: Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Delinquency status:
30 to 59 days delinquent	1.19%	1.51%	1.25%
60 to 89 days delinquent	0.33	0.41	0.33
Seriously delinquent (“SDQ”)	1.12	1.20	1.44
Percentage of SDQ loans that have been delinquent for more than 180 days	62%	59%	69%
Percentage of SDQ loans that have been delinquent for more than two years	21	21	29

	For the Three Months Ended March 31,
	2017	2016
Single-family SDQ loans (number of loans):
Beginning balance	206,549	267,174
Additions	61,008	62,658
Removals:
Modifications and other loan workouts	(18,851)	(19,725)
Liquidations and sales	(19,531)	(28,350)
Cured or less than 90 days delinquent	(35,980)	(34,476)
Total removals	(74,362)	(82,551)
Ending balance	193,195	247,281
Our single-family serious delinquency rate was 1.12% as of March 31, 2017, compared with 1.20% as of December 31, 2016. The decrease in our serious delinquency rate as of March 31, 2017 was primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, and improved loan payment performance.
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
Certain higher-risk loan categories, such as Alt-A loans, loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages, continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 8% of our single-family book of business as of March 31, 2017, but constituted 50% of our seriously delinquent single-family loans as of March 31, 2017 and drove 65% of our first quarter 2017 single-family credit losses. In addition, loans in certain states such as Florida, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.

Fannie Mae First Quarter 2017 Form 10-Q	35

MD&A | Business Segments

Table 20 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 20: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2017			December 31, 2016			March 31, 2016
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	6%	0.47%	19%	6%	0.50%	20%	5%	0.55%
Florida	6	10	1.73	6	10	1.89	6	11	2.56
New Jersey	4	8	2.85	4	8	3.07	4	10	4.46
New York	5	10	2.48	5	10	2.65	5	11	3.32
All other states	66	66	1.04	66	66	1.11	65	63	1.25
Product type:
Alt-A(2)	3	15	4.87	3	15	5.00	4	17	6.11
Vintages:
2004 and prior	4	25	2.76	5	26	2.82	5	26	2.95
2005-2008	8	50	6.15	8	51	6.39	10	55	7.18
2009-2017	88	25	0.34	87	23	0.36	85	19	0.35
Estimated mark-to-market LTV ratio:
<= 60%	49	34	0.67	49	33	0.70	46	28	0.74
60.01% to 70%	19	15	1.07	19	15	1.13	19	14	1.19
70.01% to 80%	17	15	1.22	17	16	1.31	17	15	1.46
80.01% to 90%	9	13	1.94	9	13	2.11	10	14	2.44
90.01% to 100%	4	9	2.71	4	9	2.99	5	10	3.58
Greater than 100%	2	14	10.07	2	14	10.44	3	19	10.37
Credit enhanced:(3)
Primary MI & other(4)	18	27	1.95	18	28	2.18	17	26	2.65
Credit risk transfer(5)	25	2	0.16	22	2	0.17	19	1	0.90
Non-credit enhanced	65	71	1.12	67	70	1.16	70	73	1.39
__________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
For a description of our Alt-A loan classification criteria, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2016 Form 10-K.

(3)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2017 was 35%.

(4)
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

Fannie Mae First Quarter 2017 Form 10-Q	36

MD&A | Business Segments

(5)
Refers to loans included in reference pools for credit risk transfer transactions, including loans in these transactions that are also covered by primary mortgage insurance. For Connecticut Avenue Securities and some lender-risk sharing transactions, this represents outstanding unpaid principal balance of the underlying loans on the single-family mortgage credit book, not the outstanding reference pool, as of the specified date. Loans included in our credit risk transfer transactions have all been acquired since 2012 and newer vintages typically have significantly lower delinquency rates than more seasoned loans.

Loan Workout Metrics
Our loan workouts reflect our home retention solutions, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure.
Our primary loan modification initiatives have included HAMP, which had a December 31, 2016 application deadline, and our proprietary Standard and Streamlined Modification initiatives. In December 2016, we announced a new modification program, the Fannie Mae Flex Modification, which replaces both HAMP and our Standard and Streamlined Modification programs with a single modification program that leverages the lessons learned from the housing crisis. The Flex Modification program became available for our servicers to implement on March 1, 2017 and must be implemented by October 1, 2017. The program offers additional payment relief allowing forbearance of principal to an 80% mark-to-market LTV ratio for eligible borrowers and targeting a 20% payment reduction.
Table 21 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of March 31, 2017, there were approximately 34,400 loans in a trial modification period. For a description of our loan workout types, see “MD&A—Business Segments—Single-Family Business—Single Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” in our 2016 Form 10-K.

Table 21: Statistics on Single-Family Loan Workouts
	For the Three Months Ended March 31,
	2017		2016
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$3,343	19,928	$3,451	20,899
Repayment plans and forbearances completed(1)	262	1,895	175	1,296
Total home retention solutions	3,605	21,823	3,626	22,195
Foreclosure alternatives:
Short sales	450	2,181	611	2,995
Deeds-in-lieu of foreclosure	178	1,153	265	1,745
Total foreclosure alternatives	628	3,334	876	4,740
Total loan workouts	$4,233	25,157	$4,502	26,935
Loan workouts as a percentage of single-family guaranty book of business	0.59%	0.58%	0.64%	0.62%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in the first quarter of 2017 decreased compared with the first quarter of 2016, primarily due to a decline in the number of delinquent loans in the first quarter of 2017, compared with the first quarter of 2016.

Fannie Mae First Quarter 2017 Form 10-Q	37

MD&A | Business Segments

REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 22 displays our foreclosure activity by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 22: Single-Family Foreclosed Properties
	For the Three Months
	Ended March 31,
	2017	2016
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	38,093	57,253
Acquisitions by geographic area:(2)
Midwest	2,602	3,830
Northeast	2,713	3,679
Southeast	3,424	5,399
Southwest	1,588	1,983
West	859	1,476
Total properties acquired through foreclosure(1)	11,186	16,367
Dispositions of REO	(14,728)	(21,331)
End of period inventory of single-family foreclosed properties (REO)(1)	34,551	52,289
Carrying value of single-family foreclosed properties (dollars in millions)	$3,951	$5,963
Single-family foreclosure rate(3)	0.26%	0.38%
REO net sales prices to unpaid principal balance(4)	74%	73%
Short sales net sales prices to unpaid principal balance(5)	74%	73%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 9 to “Table 18: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

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

The continued decrease in the number of our seriously delinquent single-family loans resulted in a reduction in the number of REO acquisitions in the first quarter of 2017 compared with the first quarter of 2016.
We continue to manage our REO inventory to appropriately control costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. As of March 31, 2017, approximately 40% of our REO properties were unable to be marketed, 21% of our REO properties were available for sale, 20% of our REO properties were pending sale settlement and 19% of our REO properties were pending appraisals and being prepared to be listed for sale.

Fannie Mae First Quarter 2017 Form 10-Q	38

MD&A | Business Segments

Multifamily Business
Our multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities.
Multifamily Mortgage Market Conditions and Outlook
National multifamily market fundamentals, which include factors such as vacancy rates and rents, exhibited mixed results during the first quarter of 2017.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.5% as of March 31, 2017, compared with 5.25% as of December 31, 2016. Although the national estimated vacancy rate has increased, it remains below its average rate over the last 10 years.

•
Rents. Estimated multifamily rents increased slightly during the first quarter of 2017 after remaining flat during the fourth quarter of 2016. National asking rents increased by an estimated 0.5% during the first quarter of 2017. Despite the recent moderating trend, because estimated multifamily rent growth has outpaced wage growth over the past few years, multifamily rental housing affordability has declined in recent years.

Despite the increase in vacancy and new multifamily supply, estimated rent growth was positive during the first quarter of 2017, likely due to job growth and new household formations.
Continued but slowing demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 24,000 units during the first quarter of 2017, according to preliminary data from Reis, Inc., compared with approximately 43,000 units during the fourth quarter of 2016.
As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. According to Dodge Data & Analytics, it is estimated that there will be approximately 412,000 new multifamily units completed in 2017. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a slowdown in national net absorption rates, occupancy levels and effective rents in 2017.

Fannie Mae First Quarter 2017 Form 10-Q	39

MD&A | Business Segments

Multifamily Business Metrics

Table 23: Multifamily Business Key Performance Data
	For the Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Securitization Activity/New Business
Multifamily new business volume(1)	$17,379	$12,551
Multifamily units financed from new business volume	202,000	161,000
Multifamily Fannie Mae MBS issuances	$17,246	$12,551
Multifamily Fannie Mae structured securities issuances	$3,075	$2,733
Multifamily Fannie Mae MBS outstanding, at end of period	$236,062	$195,410
Portfolio Data
Multifamily retained mortgage portfolio, at end of period	$17,731	$27,290
Credit Guaranty Activity
Average multifamily guaranty book of business(2)	$249,461	$217,076
Average charged guaranty fee rate on multifamily guaranty book of business (in basis points)	76.7	70.3
Multifamily credit loss ratio (in basis points)(3)	0.0	0.6
Multifamily serious delinquency rate, at end of period	0.05%	0.06%
Percentage of multifamily guaranty book of business with lender risk-sharing, at end of period	95%	92%
_______

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations), multifamily loans purchased, and credit enhancements provided during the period.

(2)
Our multifamily guaranty book of business consists of: (a) multifamily mortgage loans of Fannie Mae; (b) multifamily mortgage loans underlying Fannie Mae MBS; and (c) other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(3)	Calculated based on Multifamily segment credit losses divided by the average multifamily guaranty book of business.
FHFA’s 2017 conservatorship scorecard included an objective to maintain the dollar volume of new multifamily business at or below $36.5 billion excluding certain targeted affordable and underserved market business segments. Approximately 62% of Fannie Mae’s multifamily new business volume of $17.4 billion for the first quarter of 2017 counted towards FHFA’s 2017 multifamily volume cap.

Fannie Mae First Quarter 2017 Form 10-Q	40

MD&A | Business Segments

Multifamily Business Financial Results

Table 24: Multifamily Business Financial Results
	For the Three Months Ended March 31,
	2017	2016	Variance
	(Dollars in millions)
Net interest income	$590	$524	$66
Fee and other income	173	136	37
Net revenues	763	660	103
Fair value gains (losses), net	(28)	37	(65)
Administrative expenses	(83)	(79)	(4)
Credit-related income (expense)(1)	(5)	22	(27)
Other expenses, net(2)	(85)	(5)	(80)
Income before federal income taxes	562	635	(73)
Provision for federal income taxes	(131)	(161)	30
Net income	$431	$474	$(43)
__________

(1)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(2)	Consists of investment gains (losses) and other income (expenses).
Multifamily net income decreased in the first quarter of 2017 compared with the first quarter of 2016 primarily due to fair value losses in the first quarter of 2017 compared with fair value gains in the first quarter of 2016. This decrease was partially offset by an increase in net interest income.
Net interest income increased in the first quarter of 2017 compared with the first quarter of 2016 primarily due to an increase in guaranty fee income as our multifamily guaranty book of business grew and loans with higher guaranty fees became a larger part of our book of business, while loans with lower guaranty fees continued to liquidate.
Fair value losses in the first quarter of 2017 were primarily driven by losses on our multifamily commitments to sell mortgage-related securities as a result of increases in prices during the commitment periods.
Multifamily Mortgage Credit Risk Management
This section updates our discussion of multifamily mortgage credit risk management in our 2016 Form 10-K in “MD&A—Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
We exclude from the multifamily credit statistics reported below the approximately 1% of our multifamily guaranty book of business for which our loan level information is incomplete as of March 31, 2017 and December 31, 2016.
Multifamily Acquisition Policy and Underwriting Standards
Our multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third-parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by Fannie Mae-approved lenders and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and other factors. Loans delivered to us by DUS lenders and their affiliates represented 98% of our multifamily guaranty book of business as of March 31, 2017, and 97% of our multifamily guaranty book of business as of December 31, 2016.
We use credit enhancement arrangements, primarily lender risk-sharing, for our multifamily loans. As of March 31, 2017, 95% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing, compared with 94% as of December 31, 2016. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of March 31, 2017 and December 31, 2016.

Fannie Mae First Quarter 2017 Form 10-Q	41

MD&A | Business Segments

Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. At underwriting, the DSCR is evaluated based on both actual and underwritten debt service payments. The original DSCR is calculated using the underwritten debt service payments for the loan, rather than the actual debt service payments which, depending on the interest rate of the loan and loan structure, may result in a more conservative estimate of the debt service payments.
Table 25 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.

Table 25: Multifamily Guaranty Book of Business Key Risk Characteristics
	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Weighted average original LTV ratio	67%	67%	66%
Original LTV ratio greater than 80%	2	2	2
Original DSCR less than or equal to 1.10	14	14	13
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 1% as of March 31, 2017, compared with approximately 2% as of December 31, 2016.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring, which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.05% as of March 31, 2017 and December 31, 2016. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
REO Management
The number of multifamily foreclosed properties held for sale remained low at 13 properties with a carrying value of $79 million as of March 31, 2017 and $85 million as of December 31, 2016.

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

Fannie Mae First Quarter 2017 Form 10-Q	42

MD&A | Liquidity and Capital Management

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
This section supplements and updates information regarding liquidity risk management in our 2016 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” and “Risk Factors” in our 2016 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and liquidity contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding, and factors that could adversely affect our liquidity.
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

Fannie Mae First Quarter 2017 Form 10-Q	43

MD&A | Liquidity and Capital Management

Fannie Mae Debt Funding Activity
Table 26 displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption. The increase in our issuances and payoffs of short-term debt during the first quarter of 2017 compared with the first quarter of 2016 was driven by increased utilization of short-term notes with overnight maturities.

Table 26: Activity in Debt of Fannie Mae
	For the Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$151,384	$106,813
Weighted-average interest rate	0.51%	0.27%
Long-term:(1)
Amount	$13,108	$24,268
Weighted-average interest rate	2.27%	1.89%
Total issued:
Amount	$164,492	$131,081
Weighted-average interest rate	0.65%	0.57%
Paid off during the period:(2)
Short-term:
Amount	$148,746	$117,429
Weighted-average interest rate	0.46%	0.23%
Long-term:(1)
Amount	$15,872	$29,252
Weighted-average interest rate	2.22%	2.23%
Total paid off:
Amount	$164,618	$146,681
Weighted-average interest rate	0.63%	0.63%
__________

(1)
Includes credit risk-sharing securities issued under our CAS series. For additional information on our credit risk transfer transactions, see “Business Segments—Single Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk: Credit Risk Transfer Transactions.”

(2)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of March 31, 2017 and 2016. We had no borrowings outstanding under this line of credit as of March 31, 2017.

Fannie Mae First Quarter 2017 Form 10-Q	44

MD&A | Liquidity and Capital Management

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
Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt, was 11% as of March 31, 2017 and December 31, 2016. The weighted-average interest rate on our long-term debt, based on its original contractual maturity, increased to 2.34% as of March 31, 2017 from 2.31% as of December 31, 2016.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 33% as of March 31, 2017 and 32% as of December 31, 2016. The weighted-average maturity of our outstanding debt that is maturing within one year was 132 days as of March 31, 2017, compared with 146 days as of December 31, 2016. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 57 months as of March 31, 2017, compared with approximately 56 months as of December 31, 2016.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $407.2 billion in 2017. As of March 31, 2017, our aggregate indebtedness totaled $328.5 billion, which was $78.7 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Fannie Mae First Quarter 2017 Form 10-Q	45

MD&A | Liquidity and Capital Management

Table 27 displays information on our outstanding short-term and long-term debt based on its original contractual terms.

Table 27: Outstanding Short-Term Borrowings and Long-Term Debt(1)
	As of
	March 31, 2017			December 31, 2016
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$185	—%	—	$—	—%

Short-term debt:
Debt of Fannie Mae	—	$37,452	0.58%	—	$34,995	0.49%
Debt of consolidated trusts	—	557	0.63	—	584	0.48
Total short-term debt		$38,009	0.58%		$35,579	0.49%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2017 - 2030	$150,996	2.09%	2017 - 2030	$153,983	2.16%
Medium-term notes(3)	2017 - 2026	83,310	1.42	2017 - 2026	82,230	1.40
Other(4)	2017 - 2038	12,887	6.78	2017 - 2038	12,800	6.74
Total senior fixed		247,193	2.11		249,013	2.14
Senior floating:
Medium-term notes(3)	2017 - 2020	18,751	0.91	2017 - 2019	21,476	0.71
Connecticut Avenue Securities(5)	2023 - 2029	18,579	4.93	2023 - 2029	16,511	4.77
Other(6)	2020 - 2037	350	7.26	2020 - 2037	346	6.75
Total senior floating		37,680	2.91		38,333	2.48
Subordinated debentures	2019	4,756	9.93	2019	4,645	9.93
Secured borrowings(7)	2021 - 2022	102	1.59	2021 - 2022	111	1.44
Total long-term debt of Fannie Mae		289,731	2.34		292,102	2.31
Debt of consolidated trusts	2017 - 2056	2,953,914	2.86	2017 - 2056	2,934,635	2.57
Total long-term debt		$3,243,645	2.82%		$3,226,737	2.54%
Outstanding callable debt of Fannie Mae(8)		$79,526	2.01%		$77,257	1.89%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $1.4 billion and $1.8 billion as of March 31, 2017 and December 31, 2016, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

(5)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans in our single-family guaranty book of business to the investors in these securities, a portion of which is reported at fair value. For additional information on our credit risk transfer transactions, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk: Credit Risk Transfer Transactions.”

(6)	Consists of structured debt instruments that are reported at fair value.

(7)	Represents remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

Fannie Mae First Quarter 2017 Form 10-Q	46

MD&A | Liquidity and Capital Management

(8)	Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date.
Cash and Other Investments Portfolio
Table 28 displays information on the composition of our cash and other investments portfolio. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, liquidity in the fixed income markets and our liquidity risk management framework and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio” in our 2016 Form 10-K for additional information on the risks associated with the assets in our cash and other investments portfolio.

Table 28: Cash and Other Investments Portfolio
	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Cash and cash equivalents	$24,988	$25,224
Federal funds sold and securities purchased under agreements to resell or similar arrangements	35,260	30,415
U.S. Treasury securities	30,155	32,317
Total cash and other investments	$90,403	$87,956
Credit Ratings
As of March 31, 2017, our credit ratings have not changed since we filed our 2016 Form 10-K. For additional information on our credit ratings, see “MD&A—Liquidity and Capital Management—Credit Ratings” in our 2016 Form 10-K.
Cash Flows
Three Months Ended March 31, 2017. Cash and cash equivalents decreased by $236 million from $25.2 billion as of December 31, 2016 to $25.0 billion as of March 31, 2017. The decrease was primarily driven by cash outflows from (1) the purchase of Fannie Mae MBS from third parties, (2) the payment of dividends to Treasury under our senior preferred stock purchase agreement and (3) the acquisition of delinquent loans out of MBS trusts.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Three Months Ended March 31, 2016. Cash and cash equivalents increased by $4.2 billion from $14.7 billion as of December 31, 2015 to $18.9 billion as of March 31, 2016. The increase was primarily driven by cash inflows from (1) proceeds from the sale and liquidation of mortgage-related securities, (2) proceeds from the repayments and sales of loans of Fannie Mae and (3) the sale of Fannie MBS to third parties.
Partially offsetting these cash inflows were cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the acquisition of delinquent loans out of MBS trusts and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. The deficit of our core capital over statutory minimum capital was $138.6 billion as of March 31, 2017 and $136.2 billion as of December 31, 2016. For more information on our minimum capital requirements, see “Note 14, Regulatory Capital Requirements” in our 2016 Form 10-K.

Fannie Mae First Quarter 2017 Form 10-Q	47

MD&A | Liquidity and Capital Management

Capital Activity
The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis. Our first quarter 2017 dividend of $5.5 billion was declared by FHFA and subsequently paid by us on March 31, 2017. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the second quarter of 2017 of $2.8 billion by June 30, 2017.
The terms of our senior preferred stock provide for dividends to accrue at a rate equal to our net worth less an applicable capital reserve amount, which continues to decrease annually. The capital reserve amount is $600 million for dividend periods in 2017, and will be reduced to zero on January 1, 2018.
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2017. The current aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of March 31, 2017 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement.
See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2016 Form 10-K for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” in our 2016 Form 10-K for a discussion of the risks relating to our limited and declining capital reserves and our dividend obligations to Treasury on our senior preferred stock.

Off-Balance Sheet Arrangements
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $23.4 billion as of March 31, 2017 and $24.3 billion as of December 31, 2016.
For a description of our off-balance sheet arrangements, see “MD&A—Off-Balance Sheet Arrangements” in our 2016 Form 10-K.

Risk Management
Our business activities expose us to the following three major categories of risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively manage and monitor these risks by using an established risk management program. We are also exposed to compliance risk, reputational risk and strategic risk, which encompasses the uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Risk Factors” and in “Business—Legislation and Regulation—Housing Finance Reform” in our 2016 Form 10-K.
In this section we provide an update on our management of our major risk categories. For a more complete discussion of the primary risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” and “Risk Factors” in our 2016 Form 10-K.

Fannie Mae First Quarter 2017 Form 10-Q	48

MD&A | Risk Management

Credit Risk Management
We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. The metrics used to measure credit risk are generated using internal models. Our internal models require numerous assumptions and there are inherent limitations in any methodology used to estimate macroeconomic factors such as home prices, unemployment and interest rates, and their impact on borrower behavior. When market conditions change rapidly and dramatically, the assumptions of our models may no longer accurately capture or reflect the changing conditions. Management periodically makes judgments about the appropriateness of the risk assessments indicated by the models. See “Risk Factors” in our 2016 Form 10-K for a discussion of the risks associated with our use of models.
Mortgage Credit Risk Management
Mortgage credit risk is the risk of loss resulting from the failure of a borrower to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold mortgage assets, have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets or provided other credit enhancements on mortgage assets. For a discussion of our single-family mortgage credit risk management, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2016 Form 10-K and in this report. For a discussion of our multifamily credit risk management, see “MD&A—Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management” in our 2016 Form 10-K and in this report.
Institutional Counterparty Credit Risk Management
Institutional counterparty credit risk is the risk of loss resulting from the failure of an institutional counterparty to fulfill its contractual obligations to us. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.
See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors” in our 2016 Form 10-K for additional information about our institutional counterparty risk, including counterparty risk we face from mortgage originators, investors and dealers, from debt security dealers, from document custodians and from mortgage fraud.
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 39% of our single-family guaranty book of business as of March 31, 2017 and December 31, 2016. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 17% of our single-family guaranty book of business as of March 31, 2017 and December 31, 2016.
Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 47% of our multifamily guaranty book of business as of March 31, 2017 and December 31, 2016. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business as of March 31, 2017 and December 31, 2016.
A large portion of our single-family guaranty book is serviced by non-depository servicers. As of March 31, 2017, 15% of our total single-family guaranty book of business, including 55% of our delinquent single-family loans, was serviced by our five largest non-depository servicers, compared with 16% of our total single-family guaranty book of business, including 51% of our delinquent single-family loans, as of December 31, 2016. Compared with depository financial institutions, non-depository servicers pose additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” in our 2016 Form 10-K for a discussion of the risks of our reliance on servicers.

Fannie Mae First Quarter 2017 Form 10-Q	49

MD&A | Risk Management

Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 36% of our single-family business acquisition volume in the first quarter of 2017, compared with approximately 29% in the first quarter of 2016. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 16% of our single-family business acquisition volume in the first quarter of 2017 and compared with approximately 12% in the first quarter of 2016.
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
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 29 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties, excluding insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of March 31, 2017 and December 31, 2016. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. As of March 31, 2017 and December 31, 2016, less than 1% of our total risk in force mortgage insurance coverage was pool insurance. In addition, approximately 1% of our total insurance in force mortgage insurance coverage was pool insurance as of March 31, 2017 and December 31, 2016.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we expect to receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. The amount by which our estimated benefit from mortgage insurance reduced our total combined loss reserves was $1.2 billion as of March 31, 2017 and $1.4 billion as of December 31, 2016.

Fannie Mae First Quarter 2017 Form 10-Q	50

MD&A | Risk Management

Table 29: Mortgage Insurance Coverage
	Risk in Force(1)		Insurance in Force(2)
	As of		As of		Deferred
	March 31,	December 31,	March 31,	December 31,	Payment
	2017	2016	2017	2016	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
Arch Capital Group Ltd.:(6)
United Guaranty Residential Insurance Co.	$26,935	$27,161	$103,452	$104,418
Arch Mortgage Insurance Co.	6,780	6,059	26,866	23,998
Total Arch Capital Group Ltd.	33,715	33,220	130,318	128,416
Radian Guaranty, Inc.	26,234	25,866	102,021	100,626
Mortgage Guaranty Insurance Corp.	24,894	24,662	96,515	95,431
Genworth Mortgage Insurance Corp.	18,905	18,573	74,458	73,075
Essent Guaranty, Inc.	11,895	11,213	47,862	45,053
National Mortgage Insurance Corp.	4,803	4,388	22,787	21,209
Others	294	282	1,801	1,724
Total approved	120,740	118,204	475,762	465,534
Not approved:(5)
PMI Mortgage Insurance Co.(7)	3,596	3,790	14,342	15,112	28.5%
Republic Mortgage Insurance Co.(7)	2,940	3,104	11,405	12,043	—
Triad Guaranty Insurance Corp.(7)	1,056	1,106	3,796	3,975	25.0%
Others	11	11	33	34
Total not approved	7,603	8,011	29,576	31,164
Total	$128,343	$126,215	$505,338	$496,698
Total as a percentage of single-family guaranty book of business	4%	4%	18%	17%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in its state of domicile. As of March 31, 2017, we had an aggregate unpaid issued deferred payment obligation of $923 million from PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corporation. We reserve for any unpaid amounts for which collectability is uncertain.

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
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.0 billion recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 related to amounts claimed on insured, defaulted

Fannie Mae First Quarter 2017 Form 10-Q	51

MD&A | Risk Management

loans excluding government insured loans. Of this amount, $104 million as of March 31, 2017 and $141 million as of December 31, 2016 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $609 million as of March 31, 2017 and $638 million as of December 31, 2016. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of March 31, 2017 and December 31, 2016.
Credit Insurance Risk Transfer Counterparties
In a credit insurance risk transfer transaction, we shift a portion of the credit risk on a reference pool of mortgage loans to a panel of credit insurers or reinsurers. A portion of the credit insurers’ or reinsurers’ obligations are collateralized with highly-rated liquid assets held in a trust account. Our credit insurance risk transfer transactions are described in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk: Credit Risk Transfer Transactions.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $57.4 billion as of March 31, 2017, compared with $54.8 billion as of December 31, 2016. As of March 31, 2017 and December 2016, 43% of our maximum potential loss recovery on multifamily loans was from four DUS lenders.
As noted above in “Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of March 31, 2017 and December 31, 2016, 35% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
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
A total of $27.2 billion in deposits for single-family payments were received and held by 256 institutions during the month of March 2017 and a total of $42.3 billion in deposits for single-family payments were received and held by 258 institutions during the month of December 2016. Of these total deposits, 91% as of March 31, 2017 and December 31, 2016, were held by institutions rated as investment grade by S&P Global Ratings (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings Limited (“Fitch”).
During the month of March 2017, a total of $2.8 billion in deposits for multifamily payments were received and held by 28 institutions and $3.1 billion in deposits for multifamily payments were received and held by 27 institutions during the month of December 2016. Of these total deposits, 96% as of March 31, 2017, were held by institutions rated as investment grade by S&P, Moody’s and Fitch, compared with 98% as of December 31, 2016.
Our transactions with custodial depository institutions are concentrated. Our six largest single-family custodial depository institutions held 79% of these deposits as of March 31, 2017, compared with 80% as of December 31, 2016. Our six largest multifamily custodial depository institutions held 87% of these deposits as of March 31, 2017, compared with 91% as of December 31, 2016.

Fannie Mae First Quarter 2017 Form 10-Q	52

MD&A | Risk Management

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
We manage our derivative counterparty credit exposure relating to our OTC derivative transactions through enforceable master netting arrangements. These arrangements allow us to net derivative assets and liabilities with the same counterparty. We also manage our derivative counterparty exposure relating to our OTC derivative transactions by requiring counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Regulations that took effect March 1, 2017 require posting of variation margin without the application of any thresholds for OTC derivative transactions executed after that date. As a result, our and our counterparties’ credit ratings are no longer used in determining the amount of collateral to be posted in connection with these transactions.
Our cleared derivative transactions are submitted to derivatives clearing organizations on our behalf through clearing members of the organizations. A contract accepted by a derivatives clearing organization is governed by the terms of the clearing organization’s rules and arrangements between us and the clearing member of the clearing organization. As a result, we are exposed to the institutional credit risk of both the derivatives clearing organizations and the members who are acting on our behalf. We manage our credit exposure relating to our cleared derivative transactions through enforceable master netting arrangements. These arrangements allow us to net our exposure to cleared derivatives by clearing organization and by clearing member.
We will continue to have credit risk exposure to derivatives clearing organizations and certain of their members in the future as cleared derivative contracts comprise a larger percentage of our derivative instruments. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists.
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $27 million as of March 31, 2017 and $54 million as of December 31, 2016. The majority of our total exposure as of each date consisted of credit risk transfer transactions and mortgage insurance contracts that we account for as derivatives.
As of March 31, 2017 and December 31, 2016, we had sixteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with most of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 9% as of March 31, 2017 and December 31, 2016.
See “Note 8, Derivative Instruments” and “Note 13, Netting Arrangements” for additional information on our derivative contracts as of March 31, 2017 and December 31, 2016.
Market Risk Management, Including Interest Rate Risk Management
We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss from adverse changes in the value of our assets or liabilities or our future earnings due to changes in interest rates. Spread risk or basis risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. We describe our sources of interest rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest rate risk and spread risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” and in “Risk Factors” in our 2016 Form 10-K.

Fannie Mae First Quarter 2017 Form 10-Q	53

MD&A | Risk Management

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
In measuring the estimated impact of changes in the slope of the yield curve, we assume a constant 7-year rate and a shift of 16.7 basis points for the 1-year rate and 8.3 basis points for the 30-year rate. We believe these interest rate shocks represent moderate movements in interest rates over a one-month period.
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
While our goal is to reduce the price sensitivity of our net portfolio to movements in interest rates, various factors can contribute to a duration gap that is either positive or negative. For example, changes in the market environment can increase or decrease the price sensitivity of our mortgage assets relative to the price sensitivity of our liabilities because of prepayment uncertainty associated with our assets. In a declining interest rate environment, prepayment rates tend to accelerate, thereby shortening the duration and average life of the fixed rate mortgage assets we hold in our net portfolio. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets. Our debt and derivative instrument positions are used to manage the interest rate sensitivity of our retained mortgage portfolio and our investments in non-mortgage securities. As a result, the degree to which the interest rate sensitivity of our retained mortgage portfolio and our investments in non-mortgage securities is offset will depend on, among other factors, the mix of funding and other risk management derivative instruments we use at any given point in time.
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

Fannie Mae First Quarter 2017 Form 10-Q	54

MD&A | Risk Management

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
Table 30 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. Table 30 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2017 and 2016.
The sensitivity measures displayed in Table 30, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of positive or negative 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 30: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of
	March 31, 2017(1)(2)	December 31, 2016(1)(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.0	$(0.2)
-50 basis points	0.0	0.0
+50 basis points	0.0	0.0
+100 basis points	(0.1)	0.0
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	0.0	0.0

	For the Three Months Ended March 31,(1)(3)
	2017			2016
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure			Exposure
	(In months)	(Dollars in billions)		(In months)	(Dollars in billions)
Average	(0.1)	$0.0	$0.0	(0.1)	$0.1	$0.0
Minimum	(0.7)	0.0	0.0	(0.9)	0.0	0.0
Maximum	0.2	0.1	0.1	0.7	0.1	0.4
Standard deviation	0.2	0.0	0.0	0.3	0.0	0.1
__________

(1)	Computed based on changes in LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.

Fannie Mae First Quarter 2017 Form 10-Q	55

MD&A | Risk Management

The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of March 31, 2017. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 31 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 31: Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of(1)
	March 31, 2017	December 31, 2016
	(Dollars in billions)
Before derivatives	$(0.8)	$(1.0)
After derivatives	0.0	0.0
Effect of derivatives	0.8	1.0
__________

(1)	Measured on the last day of each period presented.
Liquidity Risk Management
See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2016 Form 10-K and in this report for a discussion of how we manage liquidity risk.
Operational Risk Management
See “MD&A—Risk Management—Operational Risk Management” in our 2016 Form 10-K for information on operational risks that we face and our framework for managing operational risk.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2016 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2016 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified two of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition: fair value measurement and combined loss reserves.
See “MD&A—Critical Accounting Policies and Estimates” in our 2016 Form 10-K for a discussion of these critical accounting policies and estimates.

Fannie Mae First Quarter 2017 Form 10-Q	56

MD&A | Impact of Future Adoption of New Accounting Guidance

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

Forward-Looking Statements
This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, but are not limited to, statements relating to our expectations regarding the following matters:

•	our profitability and financial results, and the factors that will affect our profitability and financial results;

•	our revenues and the factors that will affect our revenues;

•	the composition, quality and size of our retained mortgage portfolio;

•	our business plans and strategies and the impact of such plans and strategies;

•	our capital reserves and our dividend payments to Treasury;

•	our payments to HUD and Treasury funds under the GSE Act;

•	the consequences of our conservatorship and possible receivership;

•	the impact of legislation, regulation and accounting guidance on our business or financial results, including the impact of corporate income tax legislation and impairment accounting guidance;

•	housing and mortgage market conditions, including home price appreciation, and the impact of such conditions on our financial results;

•	the risks to our business;

•	our credit losses and loss reserves;

•	our serious delinquency rates and foreclosures;

•	our engagement in credit risk transfer transactions and the effects of those transactions;

•	factors that will affect or mitigate our credit risk exposure;

•	the characteristics and performance of the loans in our book of business and factors that will affect their characteristics and performance;

•	our single-family loan acquisitions and the credit risk profile of such acquisitions;

•	factors that will affect our liquidity and ability to meet our debt obligations and factors relating to our liquidity contingency plans; and

•	our response to legal and regulatory proceedings and their impact on our business or financial condition.
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

Fannie Mae First Quarter 2017 Form 10-Q	57

MD&A | Forward-Looking Statements

home price changes; changes in interest rates, including negative interest rates; changes in unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues; the size, composition and quality of our guaranty book of business and retained mortgage portfolio; our market share; the life of the loans in our guaranty book of business; challenges we face in retaining and hiring qualified executives and other employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of the Single Security Initiative for Fannie Mae and Freddie Mac; limitations on our business imposed by FHFA, in its role as our conservator or as our regulator; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the structure and regulation of the financial services industry; credit availability; global political risks; natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches or threats; and those factors described in “Risk Factors” in this report and in our 2016 Form 10-K.
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in our 2016 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2017 Form 10-Q	58

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$24,988	$25,224
Restricted cash (includes $22,642 and $31,536, related to consolidated trusts)	27,321	36,953
Federal funds sold and securities purchased under agreements to resell or similar arrangements	35,260	30,415
Investments in securities:
Trading, at fair value (includes $1,066 and $1,277, respectively, pledged as collateral )	37,684	40,562
Available-for-sale, at fair value (includes $113 and $107, respectively, related to consolidated trusts)	7,721	8,363
Total investments in securities	45,405	48,925
Mortgage loans:
Loans held for sale, at lower of cost or fair value	5,024	2,899
Loans held for investment, at amortized cost:
Of Fannie Mae	187,211	204,318
Of consolidated trusts	2,939,396	2,896,001
Total loans held for investment (includes $11,683 and $12,057, respectively, at fair value)	3,126,607	3,100,319
Allowance for loan losses	(22,129)	(23,465)
Total loans held for investment, net of allowance	3,104,478	3,076,854
Total mortgage loans	3,109,502	3,079,753
Deferred tax assets, net	32,647	33,530
Accrued interest receivable (includes $7,089 and $7,064, respectively, related to consolidated trusts)	7,704	7,737
Acquired property, net	4,103	4,489
Other assets	16,824	20,942
Total assets	$3,303,754	$3,287,968
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,311 and $8,285, respectively, related to consolidated trusts)	$9,588	$9,431
Debt:
Of Fannie Mae (includes $9,162 and $9,582, respectively, at fair value)	327,183	327,097
Of consolidated trusts (includes $36,372 and $36,524, respectively, at fair value)	2,954,471	2,935,219
Other liabilities (includes $336 and $390, respectively, related to consolidated trusts)	9,133	10,150
Total liabilities	3,300,375	3,281,897
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, 1,158,087,567 and 1,158,082,750 shares outstanding, respectively	687	687
Accumulated deficit	(126,952)	(124,253)
Accumulated other comprehensive income	765	759
Treasury stock, at cost, 150,675,136 and 150,679,953 shares, respectively	(7,400)	(7,401)
Total stockholders’ equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	3,379	6,071
Total liabilities and equity	$3,303,754	$3,287,968

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	59

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months
	Ended March 31,
	2017	2016
Interest income:
Trading securities	$142	$120
Available-for-sale securities	101	203
Mortgage loans (includes $24,954 and $24,626, respectively, related to consolidated trusts)	27,047	26,961
Other	94	48
Total interest income	27,384	27,332
Interest expense:
Short-term debt	44	51
Long-term debt (includes $20,308 and $20,658, respectively, related to consolidated trusts)	21,994	22,512
Total interest expense	22,038	22,563
Net interest income	5,346	4,769
Benefit for credit losses	396	1,184
Net interest income after benefit for credit losses	5,742	5,953
Investment gains (losses), net	(9)	69
Fair value losses, net	(40)	(2,813)
Fee and other income	249	203
Non-interest income (loss)	200	(2,541)
Administrative expenses:
Salaries and employee benefits	344	364
Professional services	229	215
Occupancy expenses	46	45
Other administrative expenses	65	64
Total administrative expenses	684	688
Foreclosed property expense	217	334
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	503	440
Other expenses, net	382	264
Total expenses	1,786	1,726
Income before federal income taxes	4,156	1,686
Provision for federal income taxes	(1,383)	(550)
Net income	2,773	1,136
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	8	(198)
Other	(2)	(2)
Total other comprehensive income (loss)	6	(200)
Total comprehensive income	$2,779	$936
Net income	$2,773	$1,136
Dividends distributed or available for distribution to senior preferred stockholder (Note 9)	(2,779)	(919)
Net income (loss) attributable to common stockholders (Note 9)	$(6)	$217
Earnings (loss) per share:
Basic	$0.00	$0.04
Diluted	0.00	0.04
Weighted-average common shares outstanding:
Basic	5,762	5,762
Diluted	5,762	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	60

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$2,673	$(3,111)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	579	975
Proceeds from sales of trading securities held for investment	66	792
Proceeds from maturities and paydowns of available-for-sale securities	594	883
Proceeds from sales of available-for-sale securities	151	3,802
Purchases of loans held for investment	(41,206)	(39,935)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	6,718	5,026
Proceeds from sales of loans acquired as held for investment of Fannie Mae	—	849
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	97,415	104,669
Net change in restricted cash	9,632	(2,994)
Advances to lenders	(28,703)	(25,635)
Proceeds from disposition of acquired property and preforeclosure sales	3,454	4,129
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(4,845)	9,800
Other, net	(330)	(545)
Net cash provided by investing activities	43,525	61,816
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	230,272	180,322
Payments to redeem debt of Fannie Mae	(230,655)	(196,016)
Proceeds from issuance of debt of consolidated trusts	78,443	71,723
Payments to redeem debt of consolidated trusts	(119,208)	(107,575)
Payments of cash dividends on senior preferred stock to Treasury	(5,471)	(2,859)
Other, net	185	(58)
Net cash used in financing activities	(46,434)	(54,463)
Net increase (decrease) in cash and cash equivalents	(236)	4,242
Cash and cash equivalents at beginning of period	25,224	14,674
Cash and cash equivalents at end of period	$24,988	$18,916
Cash paid during the period for:
Interest	$25,954	$26,013
Income taxes	—	360

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	61

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

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
We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “rollover,” or refinancing, risk on our outstanding debt. Our ability to issue long-term debt has been strong primarily due to actions taken by the federal government to support us.
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

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations.
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. As of March 31, 2017 and December 31, 2016, we have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of March 31, 2017. As of March 31, 2017, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
On March 31, 2017, we paid Treasury a dividend of $5.5 billion based on our net worth of $6.1 billion as of December 31, 2016, less the applicable capital reserve amount of $600 million. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend of $2.8 billion by June 30, 2017 based on our net worth of $3.4 billion as of March 31, 2017. Beginning in 2018, the dividend amount for each dividend period will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the three months ended March 31, 2017 may not necessarily be indicative of the results for the year ending December 31, 2017. The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2017 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), filed with the SEC on February 17, 2017.
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $138.6 billion as of March 31, 2017 and $136.2 billion as of December 31, 2016.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2017, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties. In 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Transactions with Treasury
Our administrative expenses were reduced by $12 million and $16 million for the three months ended March 31, 2017 and 2016, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three months ended March 31, 2017, we did not make any payments to the Internal Revenue Service (“IRS”), a bureau of Treasury. We made tax payments of $360 million during the three months ended March 31, 2016.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through certain programs, including a new issue bond (“NIB”) program. As of March 31, 2017, under the NIB program, Fannie Mae and Freddie Mac had $5.3 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $503 million and $440 million for the three months ended March 31, 2017 and 2016, respectively, of which $503 million had not been remitted as of March 31, 2017.
We incurred expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet and HOPE Reserve Funds. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $29 million and $25 million in “Other expenses, net” in connection with Treasury’s Capital Magnet and HOPE Reserve Funds for the three months ended March 31, 2017 and 2016, respectively, of which $29 million had not been remitted as of March 31, 2017.
In addition to the transactions with Treasury mentioned above, we also purchase and sell Treasury securities in the normal course of business. As of March 31, 2017 and December 31, 2016, we held Treasury securities with a fair value of $30.2 billion and $32.3 billion, respectively, and accrued interest receivable of $42 million and $39 million, respectively. We recognized interest income on these securities held by us of $63 million and $32 million for the three months ended March 31, 2017 and 2016, respectively.
Transactions with Freddie Mac
As of March 31, 2017 and December 31, 2016, we held Freddie Mac mortgage-related securities with a fair value of $1.1 billion and $1.4 billion, respectively, and accrued interest receivable of $4 million and $5 million, respectively. We recognized interest income on these securities held by us of $13 million and $45 million for the three months ended March 31, 2017 and 2016, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated. Freddie Mac may also be an investor in our debt securities.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $30 million and $28 million for the three months ended March 31, 2017 and 2016, respectively.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, we contributed $35 million and $30 million of capital into CSS for the three months ended March 31, 2017 and 2016, respectively. In November 2016, Fannie Mae, Freddie Mac and CSS entered into a Customer Services Agreement that sets forth the terms under which

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	64

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

CSS will provide securitization services to us and Freddie Mac. No other transactions outside of normal business activities have occurred between us and CSS during the three months ended March 31, 2017 and 2016.
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
New Accounting Guidance
In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. For loans, held-to-maturity debt securities and other financial assets recorded at amortized cost, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowance for loan losses. The guidance is effective on January 1, 2020 with early adoption permitted on January 1, 2019. We will recognize the impact of the new guidance through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are continuing to evaluate the impact of this guidance on our condensed consolidated financial statements, including the timing of the adoption. We expect the greater impact of the guidance to relate to our accounting for credit losses for loans that are not individually impaired. The adoption of this guidance will decrease, perhaps substantially, our retained earnings and increase our allowance for loan losses.
2. Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be VIEs. The primary types of entities are securitization trusts and limited partnerships. These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated securitization trusts.

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$4,455	$4,642
Non-Fannie Mae	2,932	3,473
Total trading securities	7,387	8,115
Available-for-sale securities:
Fannie Mae	2,261	2,447
Non-Fannie Mae	4,502	4,879
Total available-for-sale securities	6,763	7,326
Other assets	73	77
Other liabilities	(555)	(528)
Net carrying amount	$13,668	$14,990

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated securitization trusts was approximately $19 billion and $21 billion as of March 31, 2017 and December 31, 2016, respectively. The total assets of our unconsolidated securitization trusts were approximately $120 billion and $150 billion as of March 31, 2017 and December 31, 2016, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $110 million and the related carrying value was $86 million as of March 31, 2017. As of December 31, 2016, the maximum exposure to loss was $118 million and the related carrying value was $92 million. The total assets of these limited partnership investments were $3.9 billion as of March 31, 2017 and December 31, 2016.
The unpaid principal balance of our multifamily loan portfolio was $240.7 billion as of March 31, 2017. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2017 and 2016, the unpaid principal balance of portfolio securitizations was $57.3 billion and $48.3 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2017, the unpaid principal balance of retained interests was $4.3 billion and its related fair value was $5.5 billion. The unpaid principal balance of retained interests was $4.4 billion and its related fair value was $5.8 billion as of December 31, 2016. For the three months ended March 31, 2017 and 2016, the principal and interest received on retained interests was $257 million and $308 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.4 billion as of March 31, 2017 and December 31, 2016. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. We define the recorded investment of HFI loans as unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

For purposes of the single-family mortgage loan disclosures below, we define “primary” class as mortgage loans that are not included in other loan classes; “government” class as mortgage loans that are guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, and that are not Alt-A; and “other” class as loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.
The following table displays the carrying value of our mortgage loans.

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Single-family	$2,852,739	$2,833,750
Multifamily	240,691	229,896
Total unpaid principal balance of mortgage loans	3,093,430	3,063,646
Cost basis and fair value adjustments, net	38,201	39,572
Allowance for loan losses for loans held for investment	(22,129)	(23,465)
Total mortgage loans	$3,109,502	$3,079,753
During the three months ended March 31, 2017 and 2016, we redesignated loans with a carrying value of $2.5 billion and $596 million, respectively, from HFI to HFS. During the three months ended March 31, 2017, we redesignated loans with a carrying value of $35 million from HFS to HFI. We sold loans with an unpaid principal balance of $93 million and $1.1 billion during the three months ended March 31, 2017 and 2016, respectively.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $17.1 billion and $18.3 billion as of March 31, 2017 and December 31, 2016, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
Nonaccrual Loans
We discontinue accruing interest on loans when we believe collectibility of principal or interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected is reversed through interest income at the date a loan is placed on nonaccrual status. We return a nonmodified single-family loan to accrual status at the point that the borrower brings the loan current. We return a modified single-family loan to accrual status at the point that the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. We place a multifamily loan on nonaccrual status when the loan becomes three months or more past due according to its contractual terms or is deemed to be individually impaired, unless the loan is well secured such that collectibility of principal and accrued interest is reasonably assured. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan or we otherwise determine that the loan is well secured such that collectibility is reasonably assured.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of March 31, 2017
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$24,067	$6,468	$19,363	$49,898	$2,688,070	$2,737,968	$19	$29,929
Government(2)	47	16	237	300	35,931	36,231	237	—
Alt-A	3,119	1,006	3,753	7,878	70,426	78,304	2	5,421
Other	1,131	371	1,378	2,880	24,463	27,343	5	1,985
Total single-family	28,364	7,861	24,731	60,956	2,818,890	2,879,846	263	37,335
Multifamily(3)	25	N/A	114	139	242,465	242,604	—	383
Total	$28,389	$7,861	$24,845	$61,095	$3,061,355	$3,122,450	$263	$37,718

	As of December 31, 2016
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$31,631	$7,910	$21,761	$61,302	$2,654,195	$2,715,497	$22	$33,448
Government(2)	56	22	256	334	36,814	37,148	256	—
Alt-A	3,629	1,194	4,221	9,044	72,903	81,947	2	6,019
Other	1,349	438	1,582	3,369	25,974	29,343	5	2,238
Total single-family	36,665	9,564	27,820	74,049	2,789,886	2,863,935	285	41,705
Multifamily(3)	44	N/A	129	173	231,708	231,881	—	403
Total	$36,709	$9,564	$27,949	$74,222	$3,021,594	$3,095,816	$285	$42,108
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	March 31, 2017(1)			December 31, 2016(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,334,050	$54,618	$18,508	$2,321,201	$56,250	$19,382
Greater than 80% and less than or equal to 90%	249,910	9,225	3,297	244,231	9,787	3,657
Greater than 90% and less than or equal to 100%	120,954	6,175	2,336	114,412	6,731	2,627
Greater than 100%	33,054	8,286	3,202	35,653	9,179	3,677
Total	$2,737,968	$78,304	$27,343	$2,715,497	$81,947	$29,343
__________

(1)
Excludes $36.2 billion and $37.1 billion as of March 31, 2017 and December 31, 2016, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	March 31,	December 31,
	2017	2016
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$239,265	$228,749
Classified:(1)
Substandard	3,336	3,129
Doubtful	3	3
Total classified	3,339	3,132
Total	$242,604	$231,881
_________

(1)
A loan classified as “Substandard” has a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

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

	As of
	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$101,570	$96,469	$13,746	$105,113	$99,825	$14,462
Government	296	299	58	302	305	59
Alt-A	27,380	24,912	5,053	28,599	26,059	5,365
Other	10,312	9,724	1,874	11,087	10,465	2,034
Total single-family	139,558	131,404	20,731	145,101	136,654	21,920
Multifamily	298	300	37	320	323	33
Total individually impaired loans with related allowance recorded	139,856	131,704	20,768	145,421	136,977	21,953
With no related allowance recorded:(1)
Single-family:
Primary	15,917	15,023	—	15,733	14,758	—
Government	65	60	—	63	59	—
Alt-A	3,494	3,075	—	3,511	3,062	—
Other	1,130	1,044	—	1,159	1,065	—
Total single-family	20,606	19,202	—	20,466	18,944	—
Multifamily	298	299	—	266	266	—
Total individually impaired loans with no related allowance recorded	20,904	19,501	—	20,732	19,210	—
Total individually impaired loans(2)	$160,760	$151,205	$20,768	$166,153	$156,187	$21,953

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended March 31,
	2017			2016
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$98,223	$986	$88	$109,318	$1,021	$104
Government	301	3	—	323	3	—
Alt-A	25,550	249	15	28,665	253	19
Other	10,171	87	5	12,013	92	8
Total single-family	134,245	1,325	108	150,319	1,369	131
Multifamily	311	2	—	616	5	—
Total individually impaired loans with related allowance recorded	134,556	1,327	108	150,935	1,374	131
With no related allowance recorded:(1)
Single-family:
Primary	14,988	289	23	15,241	268	20
Government	61	1	—	57	1	—
Alt-A	3,087	73	3	3,367	62	3
Other	1,067	23	1	1,135	22	1
Total single-family	19,203	386	27	19,800	353	24
Multifamily	283	3	—	350	3	—
Total individually impaired loans with no related allowance recorded	19,486	389	27	20,150	356	24
Total individually impaired loans	$154,042	$1,716	$135	$171,085	$1,730	$155
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $150.0 billion and $155.0 billion as of March 31, 2017 and December 31, 2016, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $244 million and $248 million as of March 31, 2017 and December 31, 2016, respectively.

(3)
Total single-family interest income recognized of $1.7 billion for the three months ended March 31, 2017 consists of $1.4 billion of contractual interest and $268 million of effective yield adjustments. Total single-family interest income recognized of $1.7 billion for the three months ended March 31, 2016 consists of $1.4 billion of contractual interest and $310 million of effective yield adjustments.

Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR.
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended March 31, 2017 and 2016, the average term extension of a single-family modified loan was 153 months and 157 months, respectively, and the average interest rate reduction was 0.94 and 0.73 percentage points, respectively.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following table displays the number of single-family loans and recorded investment in loans restructured in a TDR.

	For the Three Months Ended March 31,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Primary	17,235	$2,363	17,190	$2,332
Government	61	6	54	6
Alt-A	1,565	224	1,911	270
Other	309	53	399	72
Total TDRs(1)	19,170	$2,646	19,554	$2,680
__________

(1)	During the three months ended March 31, 2017 and 2016, there were no multifamily loans that were restructured in a TDR.
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

	For the Three Months Ended March 31,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	4,479	$621	5,461	$802
Government	19	2	15	2
Alt-A	614	96	852	144
Other	201	38	243	49
Total single-family	5,313	757	6,571	997
Multifamily	1	4	—	—
Total TDRs that subsequently defaulted	5,314	$761	6,571	$997
4. Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and loans backing Fannie Mae MBS issued from consolidated trusts. When calculating our allowance for loan losses, we consider our net carrying value of HFI loans at the balance sheet date, which includes unpaid principal balance, net of amortized premiums and discounts, and other cost basis adjustments. We record charge-offs as a reduction to our allowance for loan losses at the point of foreclosure, completion of a short sale, upon the redesignation of loans from HFI to HFS or when a loan is determined to be uncollectible.
We aggregate single-family HFI loans that are not individually impaired based on similar risk characteristics for purposes of estimating incurred credit losses and establishing a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate. We base our allowance methodology on historical events and trends, such as loss severity (in event of default), default rates, and recoveries from mortgage insurance contracts and other credit enhancements that provide loan level loss coverage and are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction. We use recent regional historical sales and appraisal information including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.
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
The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$23,283	$27,709
Benefit for loan losses(1)	(420)	(1,016)
Charge-offs(2)	(1,040)	(1,279)
Recoveries	85	119
Other(3)	30	64
Ending balance	$21,938	$25,597
Multifamily allowance for loan losses:
Beginning balance	$182	$242
Provision (benefit) for loan losses(1)	9	(16)
Charge-offs(2)	—	(5)
Recoveries	—	1
Ending balance	$191	$222
Total allowance for loan losses:
Beginning balance	$23,465	$27,951
Benefit for loan losses(1)	(411)	(1,032)
Charge-offs(2)	(1,040)	(1,284)
Recoveries	85	120
Other(3)	30	64
Ending balance	$22,129	$25,819
__________

(1)	Benefit for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

(3)	Amounts represent changes in other loss reserves which are reflected in benefit for loan losses, charge-offs, and recoveries.
The following table displays the allowance for loan losses and recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or allowance methodology and portfolio segment.

	As of
	March 31, 2017			December 31, 2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$20,731	$37	$20,768	$21,920	$33	$21,953
Collectively reserved loans	1,207	154	1,361	1,363	149	1,512
Total allowance for loan losses	$21,938	$191	$22,129	$23,283	$182	$23,465

Recorded investment in loans by segment:
Individually impaired loans(1)	$150,606	$599	$151,205	$155,598	$589	$156,187
Collectively reserved loans	2,729,240	242,005	2,971,245	2,708,337	231,292	2,939,629
Total recorded investment in loans	$2,879,846	$242,604	$3,122,450	$2,863,935	$231,881	$3,095,816
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	March 31, 2017	December 31, 2016
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$4,594	$4,769
Other agency	2,053	2,058
Alt-A and subprime private-label securities	624	636
Commercial mortgage-backed securities (“CMBS”)	238	761
Mortgage revenue bonds	20	21
Total mortgage-related securities	7,529	8,245
U.S. Treasury securities	30,155	32,317
Total trading securities	$37,684	$40,562

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Investments in Securities

Available-for-Sale Securities
We record available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Three
	Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Gross realized gains	$3	$211
Gross realized losses	—	4
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	95	3,622
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities in our retained mortgage portfolio.

	As of March 31, 2017
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,271	$128	$(26)	$2,373
Other agency	436	34	—	470
Alt-A and subprime private-label securities	1,713	917	(2)	2,628
CMBS	616	1	—	617
Mortgage revenue bonds	1,158	33	(6)	1,185
Other mortgage-related securities	413	35	—	448
Total	$6,607	$1,148	$(34)	$7,721

	As of December 31, 2016
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,445	$137	$(28)	$2,554
Other agency	508	39	—	547
Alt-A and subprime private-label securities	1,817	895	(3)	2,709
CMBS	815	4	—	819
Mortgage revenue bonds	1,245	36	(9)	1,272
Other mortgage-related securities	431	31	—	462
Total	$7,261	$1,142	$(40)	$8,363
__________

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, as well as net other-than-temporary impairments (“OTTI”) recognized in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

(2)
Represents the gross unrealized losses on securities for which we have not recognized OTTI, as well as the noncredit component of OTTI and cumulative changes in fair value of securities for which we previously recognized the credit component of OTTI in “Accumulated other comprehensive income” in our condensed consolidated balance sheets.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of March 31, 2017
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$87	$(24)	$461
Alt-A and subprime private-label securities	—	—	(2)	69
Mortgage revenue bonds	(1)	144	(5)	17
Total	$(3)	$231	$(31)	$547

	As of December 31, 2016
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$139	$(26)	$477
Alt-A and subprime private-label securities	—	—	(3)	73
Mortgage revenue bonds	(7)	78	(2)	6
Total	$(9)	$217	$(31)	$556
Other-Than-Temporary Impairments
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $1.8 billion and $1.9 billion as of March 31, 2017 and December 31, 2016, respectively. The decrease in the first three months of 2017 was primarily driven by changes in cash flows expected to be collected over the remaining life of the securities. The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $2.3 billion and $2.4 billion as of March 31, 2016 and December 31, 2015, respectively. The decrease in the first three months of 2016 was primarily driven by securities no longer held in portfolio at period end.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Investments in Securities

Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of March 31, 2017
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$2,271	$2,373	$1	$1	$19	$19	$62	$66	$2,189	$2,287
Other agency	436	470	1	1	32	33	66	71	337	365
Alt-A and subprime private-label securities	1,713	2,628	—	—	—	—	—	—	1,713	2,628
CMBS	616	617	610	611	—	—	—	—	6	6
Mortgage revenue bonds	1,158	1,185	10	10	79	79	119	121	950	975
Other mortgage-related securities	413	448	—	—	—	—	3	3	410	445
Total	$6,607	$7,721	$622	$623	$130	$131	$250	$261	$5,605	$6,706
6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The remaining contractual terms of our guarantees range from 1 day to 35 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans.
The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2017			December 31, 2016
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$12,019	$138	$7,796	$12,607	$143	$8,048
Other guaranty arrangements(3)	15,025	133	2,582	15,335	137	2,663
Total	$27,044	$271	$10,378	$27,942	$280	$10,711
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 12, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements and long-term standby commitments.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $327 million and $446 million as of March 31, 2017 and December 31, 2016, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Short-Term Borrowings and Long-Term Debt

7.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of
	March 31, 2017		December 31, 2016
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$185	—%	$—	—%

Short-term debt of Fannie Mae	$37,452	0.58%	$34,995	0.49%
Debt of consolidated trusts	557	0.63	584	0.48
Total short-term debt	$38,009	0.58%	$35,579	0.49%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of March 31, 2017 and December 31, 2016. We had no borrowings outstanding under this line of credit as of March 31, 2017.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Short-Term Borrowings and Long-Term Debt

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2017			December 31, 2016
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2017 - 2030	$150,996	2.09%	2017 - 2030	$153,983	2.16%
Medium-term notes(2)	2017 - 2026	83,310	1.42	2017 - 2026	82,230	1.40
Other(3)	2017 - 2038	12,887	6.78	2017 - 2038	12,800	6.74
Total senior fixed		247,193	2.11		249,013	2.14
Senior floating:
Medium-term notes(2)	2017 - 2020	18,751	0.91	2017 - 2019	21,476	0.71
Connecticut Avenue Securities(4)	2023 - 2029	18,579	4.93	2023 - 2029	16,511	4.77
Other(5)	2020 - 2037	350	7.26	2020 - 2037	346	6.75
Total senior floating		37,680	2.91		38,333	2.48
Subordinated debentures	2019	4,756	9.93	2019	4,645	9.93
Secured borrowings(6)	2021 - 2022	102	1.59	2021 - 2022	111	1.44
Total long-term debt of Fannie Mae(7)		289,731	2.34		292,102	2.31
Debt of consolidated trusts	2017 - 2056	2,953,914	2.86	2017 - 2056	2,934,635	2.57
Total long-term debt		$3,243,645	2.82%		$3,226,737	2.54%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

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

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $1.4 billion and $1.8 billion as of March 31, 2017 and December 31, 2016, respectively.
8.  Derivative Instruments
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

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

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
We recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted to the extent a legal right of offset exists and is enforceable by law at the counterparty level and are inclusive of the right or obligation associated with the cash collateral posted or received, are recorded in “Other assets” or “Other liabilities” in our condensed consolidated balance sheets. See “Note 14, Fair Value” for additional information on derivatives recorded at fair value. We present cash flows from derivatives as operating activities in our condensed consolidated statements of cash flows.
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of March 31, 2017				As of December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$41,303	$733	$78,857	$(2,885)	$29,540	$660	$94,584	$(4,396)
Receive-fixed	32,880	2,495	140,428	(1,563)	30,207	2,696	135,470	(1,552)
Basis	1,623	113	12,600	(2)	1,624	115	15,600	(11)
Foreign currency	217	45	220	(78)	214	40	216	(85)
Swaptions:
Pay-fixed	9,600	230	2,350	(7)	9,600	241	4,850	(82)
Receive-fixed	—	—	7,600	(263)	—	—	10,100	(257)
Other(1)	14,696	27	696	(1)	15,087	33	655	(2)
Total gross risk management derivatives	100,319	3,643	242,751	(4,799)	86,272	3,785	261,475	(6,385)
Accrued interest receivable (payable)	—	643	—	(918)	—	785	—	(937)
Netting adjustment(2)	—	(4,104)	—	5,397	—	(4,514)	—	6,844
Total net risk management derivatives	$100,319	$182	$242,751	$(320)	$86,272	$56	$261,475	$(478)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$6,931	$26	$873	$(1)	$4,753	$28	$3,039	$(49)
Forward contracts to purchase mortgage-related securities	65,070	379	7,373	(10)	31,635	198	27,297	(388)
Forward contracts to sell mortgage-related securities	8,335	12	98,781	(572)	34,103	405	47,645	(300)
Total mortgage commitment derivatives	$80,336	$417	$107,027	$(583)	$70,491	$631	$77,981	$(737)
Derivatives at fair value	$180,655	$599	$349,778	$(903)	$156,763	$687	$339,456	$(1,215)
__________

(1)	Includes credit risk transfer transactions, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.9 billion and $2.9 billion as of March 31, 2017 and December 31, 2016, respectively. Cash collateral received was $632 million and $535 million as of March 31, 2017 and December 31, 2016, respectively.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months
	Ended March 31,
	2017	2016
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$691	$(5,173)
Receive-fixed	(317)	2,987
Basis	7	35
Foreign currency	12	3
Swaptions:
Pay-fixed	—	25
Receive-fixed	(18)	(117)
Other	(8)	138
Net accrual of periodic settlements	(255)	(269)
Total risk management derivatives fair value gains (losses), net	$112	$(2,371)
Mortgage commitment derivatives fair value losses, net	(80)	(362)
Total derivatives fair value gains (losses), net	$32	$(2,733)
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
See “Note 13, Netting Arrangements” for information on our rights to offset assets and liabilities.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Earnings (Loss) Per Share

9. Earnings (Loss) Per Share
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
The following table displays the computation of basic and diluted earnings (loss) per share of common stock.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars and shares in millions, except per share amounts)
Net income	$2,773	$1,136
Dividends distributed or available for distribution to senior preferred stockholder(1)	(2,779)	(919)
Net income (loss) attributable to common stockholders	$(6)	$217
Weighted-average common shares outstanding—Basic(2)	5,762	5,762
Convertible preferred stock	—	131
Weighted-average common shares outstanding—Diluted(2)	5,762	5,893
Earnings (loss) per share:
Basic	$0.00	$0.04
Diluted	0.00	0.04
__________

(1)
Dividends distributed or available for distribution were calculated based on our net worth as of the end of the fiscal quarters, less the applicable capital reserve amount. See “Note 1, Summary of Significant Accounting Policies” in our 2016 Form 10-K for additional information on our senior preferred stock agreement and our payment of dividends to Treasury.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2017 and 2016.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Segment Reporting

10. Segment Reporting
We have two reportable business segments: Single-Family and Multifamily. Previously, we had a third reportable business segment, Capital Markets, which was incorporated into the Single-Family and Multifamily segments in the fourth quarter of 2016. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. We have revised the presentation of our segment results for the prior period to be consistent with the current period presentation.

	For the Three Months Ended March 31,
	2017			2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,756	$590	$5,346	$4,245	$524	$4,769
Fee and other income(2)	76	173	249	67	136	203
Net revenues	4,832	763	5,595	4,312	660	4,972
Investment gains (losses), net(3)	(50)	41	(9)	56	13	69
Fair value gains (losses), net(4)	(12)	(28)	(40)	(2,850)	37	(2,813)
Administrative expenses	(601)	(83)	(684)	(609)	(79)	(688)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	400	(4)	396	1,163	21	1,184
Foreclosed property income (expense)	(216)	(1)	(217)	(335)	1	(334)
Total credit-related income (expense)	184	(5)	179	828	22	850
TCCA fees(6)	(503)	—	(503)	(440)	—	(440)
Other expenses, net	(256)	(126)	(382)	(246)	(18)	(264)
Income before federal income taxes	3,594	562	4,156	1,051	635	1,686
Provision for federal income taxes	(1,252)	(131)	(1,383)	(389)	(161)	(550)
Net income	$2,342	$431	$2,773	$662	$474	$1,136
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

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Equity

11. Equity
The following table displays the activity in other comprehensive income (loss), net of tax, by major categories.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Net income	$2,773	$1,136
Other comprehensive income (loss), net of tax effect:
Changes in net unrealized gains (losses) on AFS securities (net of tax of $5 and $48, respectively)	9	(89)
Reclassification adjustment for OTTI recognized in net income (net of tax of $0 and $10, respectively)	1	19
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $1 and $69, respectively)	(2)	(128)
Other	(2)	(2)
Total other comprehensive income (loss)	6	(200)
Total comprehensive income	$2,779	$936
The following table displays our accumulated other comprehensive income by major categories.

	As of
	March 31,	December 31,
	2017	2016
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$127	$135
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	597	581
Other, net of tax	41	43
Accumulated other comprehensive income	$765	$759
The table below displays changes in accumulated other comprehensive income, net of tax.

	For the Three Months Ended March 31,
	2017			2016
	AFS(1)	Other	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$716	$43	$759	$1,358	$49	$1,407
Other comprehensive income (loss) before reclassifications	9	—	9	(89)	—	(89)
Amounts reclassified from other comprehensive income (loss)	(1)	(2)	(3)	(109)	(2)	(111)
Net other comprehensive income (loss)	8	(2)	6	(198)	(2)	(200)
Ending balance	$724	$41	$765	$1,160	$47	$1,207
__________

(1)
The amounts reclassified from accumulated other comprehensive income represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

12. Concentrations of Credit Risk
Risk Characteristics of our Guaranty Book of Business
One of the measures by which we gauge our performance risk under our guaranty is the delinquency status of the mortgage loans we hold in our retained mortgage portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

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

	As of
	March 31, 2017(1)			December 31, 2016(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.03%	0.29%	1.10%	1.30%	0.36%	1.18%
Percentage of single-family conventional loans(4)	1.19	0.33	1.12	1.51	0.41	1.20

	As of
	March 31, 2017(1)		December 31, 2016(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	2%	10.07%	2%	10.44%
Geographical distribution:
California	19	0.47	19	0.50
Florida	6	1.73	6	1.89
New Jersey	4	2.85	4	3.07
New York	5	2.48	5	2.65
All other states	66	1.04	66	1.11
Product distribution:
Alt-A	3	4.87	3	5.00
Vintages:
2004 and prior	4	2.76	5	2.82
2005-2008	8	6.15	8	6.39
2009-2017	88	0.34	87	0.36
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of March 31, 2017 and December 31, 2016.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2017 and December 31, 2016.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

	As of
	March 31, 2017(1)(2)		December 31, 2016(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.01%	0.05%	0.02%	0.05%

	As of
	March 31, 2017(1)		December 31, 2016(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	2%	0.33%	2%	0.22%
Less than or equal to 80%	98	0.04	98	0.05
Current DSCR less than 1.0(5)	1	2.11	2	1.96
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of March 31, 2017 and December 31, 2016, excluding loans that have been defeased.

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

Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 39% of our single-family guaranty book of business as of March 31, 2017 and December 31, 2016. Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 47% of our multifamily guaranty book of business as of March 31, 2017 and December 31, 2016.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $128.3 billion and $126.2 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2017 and December 31, 2016, respectively, which represented 4% of our single-family guaranty book of business as of March 31, 2017 and December 31, 2016. Our primary mortgage insurance coverage risk in force was $127.8 billion and $125.6 billion as of March 31, 2017 and December 31, 2016, respectively. Our pool mortgage insurance coverage risk in force was $591 million and $617 million as of March 31, 2017 and

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

December 31, 2016, respectively. Our top three mortgage insurance companies provided 66% of our mortgage insurance coverage risk in force as of March 31, 2017 and December 31, 2016.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co., Triad Guaranty Insurance Corporation and Republic Mortgage Insurance Company are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $7.6 billion, or 6%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2017.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our combined loss reserves. As of March 31, 2017 and December 31, 2016, the amount by which our estimated benefit from mortgage insurance reduced our total combined loss reserves was $1.2 billion and $1.4 billion, respectively.
We had outstanding receivables of $1.0 billion recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $104 million as of March 31, 2017 and $141 million as of December 31, 2016 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $609 million as of March 31, 2017 and $638 million as of December 31, 2016. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2017 and December 31, 2016.
For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 8, Derivative Instruments” and “Note 13, Netting Arrangements.”

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

13. Netting Arrangements
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

	As of March 31, 2017
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$3,061	$(2,910)	$151		$—	$—	$151
Cleared risk management derivatives	1,198	(1,194)	4		—	—	4
Mortgage commitment derivatives	417	—	417		(313)	—	104
Total derivative assets	4,676	(4,104)	572	(4)	(313)	—	259
Securities purchased under agreements to resell or similar arrangements(5)	55,360	—	55,360		—	(55,360)	—
Total assets	$60,036	$(4,104)	$55,932		$(313)	$(55,360)	$259
Liabilities:
OTC risk management derivatives	$(3,926)	$3,764	$(162)		$—	$—	$(162)
Cleared risk management derivatives	(1,790)	1,633	(157)		—	157	—
Mortgage commitment derivatives	(583)	—	(583)		313	3	(267)
Total derivative liabilities	(6,299)	5,397	(902)	(4)	313	160	(429)
Securities sold under agreements to repurchase or similar arrangements	(185)	—	(185)		—	185	—
Total liabilities	$(6,484)	$5,397	$(1,087)		$313	$345	$(429)

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2016
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$3,688	$(3,667)	$21		$—	$—	$21
Cleared risk management derivatives	849	(847)	2		—	—	2
Mortgage commitment derivatives	631	—	631		(357)	(22)	252
Total derivative assets	5,168	(4,514)	654	(4)	(357)	(22)	275
Securities purchased under agreements to resell or similar arrangements(5)	51,115	—	51,115		—	(51,115)	—
Total assets	$56,283	$(4,514)	$51,769		$(357)	$(51,137)	$275
Liabilities:
OTC risk management derivatives	$(4,905)	$4,520	$(385)		$—	$—	$(385)
Cleared risk management derivatives	(2,415)	2,324	(91)		—	91	—
Mortgage commitment derivatives	(737)	—	(737)		357	16	(364)
Total derivative liabilities	(8,057)	6,844	(1,213)	(4)	357	107	(749)
Total liabilities	$(8,057)	$6,844	$(1,213)		$357	$107	$(749)
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

(3)
Represents non-cash collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as non-cash collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $1.3 billion as of March 31, 2017 and December 31, 2016, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $55.4 billion and $51.2 billion, of which $52.2 billion and $45.5 billion could be sold or repledged as of March 31, 2017 and December 31, 2016, respectively. None of the underlying collateral was sold or repledged as of March 31, 2017 and December 31, 2016.

(4)
Excludes derivative assets of $27 million and $33 million as of March 31, 2017 and December 31, 2016, and derivative liabilities of $1 million and $2 million recognized in our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $20.1 billion and $20.7 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

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

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

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
14.  Fair Value
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

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Fair Value

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$3,738	$856	$—	$4,594
Other agency	—	2,053	—	—	2,053
Alt-A and subprime private-label securities	—	352	272	—	624
CMBS	—	238	—	—	238
Mortgage revenue bonds	—	—	20	—	20
Non-mortgage-related securities:
U.S. Treasury securities	30,155	—	—	—	30,155
Total trading securities	30,155	6,381	1,148	—	37,684
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	2,141	232	—	2,373
Other agency	—	470	—	—	470
Alt-A and subprime private-label securities	—	2,423	205	—	2,628
CMBS	—	617	—	—	617
Mortgage revenue bonds	—	—	1,185	—	1,185
Other	—	31	417	—	448
Total available-for-sale securities	—	5,682	2,039	—	7,721
Mortgage loans	—	10,534	1,149	—	11,683
Other assets:
Risk management derivatives:
Swaps	—	3,903	126	—	4,029
Swaptions	—	230	—	—	230
Other	—	—	27	—	27
Netting adjustment	—	—	—	(4,104)	(4,104)
Mortgage commitment derivatives	—	414	3	—	417
Total other assets	—	4,547	156	(4,104)	599
Total assets at fair value	$30,155	$27,144	$4,492	$(4,104)	$57,687

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$8,812	$350	$—	$9,162
Total of Fannie Mae	—	8,812	350	—	9,162
Of consolidated trusts	—	36,158	214	—	36,372
Total long-term debt	—	44,970	564	—	45,534
Other liabilities:
Risk management derivatives:
Swaps	—	5,408	38	—	5,446
Swaptions	—	270	—	—	270
Other	—	—	1	—	1
Netting adjustment	—	—	—	(5,397)	(5,397)
Mortgage commitment derivatives	—	579	4	—	583
Total other liabilities	—	6,257	43	(5,397)	903
Total liabilities at fair value	$—	$51,227	$607	$(5,397)	$46,437

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$3,934	$835	$—	$4,769
Other agency	—	2,058	—	—	2,058
Alt-A and subprime private-label securities	—	365	271	—	636
CMBS	—	761	—	—	761
Mortgage revenue bonds	—	—	21	—	21
Non-mortgage-related securities:
U.S. Treasury securities	32,317	—	—	—	32,317
Total trading securities	32,317	7,118	1,127	—	40,562
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	2,324	230	—	2,554
Other agency	—	542	5	—	547
Alt-A and subprime private-label securities	—	2,492	217	—	2,709
CMBS	—	819	—	—	819
Mortgage revenue bonds	—	—	1,272	—	1,272
Other	—	33	429	—	462
Total available-for-sale securities	—	6,210	2,153	—	8,363
Mortgage loans	—	10,860	1,197	—	12,057
Other assets:
Risk management derivatives:
Swaps	—	4,159	137	—	4,296
Swaptions	—	241	—	—	241
Other	—	—	33	—	33
Netting adjustment	—	—	—	(4,514)	(4,514)
Mortgage commitment derivatives	—	619	12	—	631
Total other assets	—	5,019	182	(4,514)	687
Total assets at fair value	$32,317	$29,207	$4,659	$(4,514)	$61,669

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Fair Value

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The tables also display gains and losses due to changes in fair value, including realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2017
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2017(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2016	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3	Balance, March 31, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$835	$3		$—	$—	$—	$—	$(3)	$(1)	$22	$856	$3
Alt-A and subprime private-label securities	271	8		—	—	—	—	(7)	—	—	272	8
Mortgage revenue bonds	21	—		—	—	—	—	(1)	—	—	20	—
Total trading securities	$1,127	$11	(6)(7)	$—	$—	$—	$—	$(11)	$(1)	$22	$1,148	$11
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$230	$1		$1	$—	$—	$—	$(4)	$(26)	$30	$232	$—
Other agency	5	—		—	—	(1)	—	—	(4)	—	—	—
Alt-A and subprime private-label securities	217	—		6	—	—	—	(18)	—	—	205	—
Mortgage revenue bonds	1,272	1		(1)	—	(12)	—	(75)	—	—	1,185	—
Other	429	—		5	—	—	—	(17)	—	—	417	—
Total available-for-sale securities	$2,153	$2	(7)(8)	$11	$—	$(13)	$—	$(114)	$(30)	$30	$2,039	$—
Mortgage loans	$1,197	$8	(6)(7)	$—	$—	$—	$—	$(62)	$(46)	$52	$1,149	$(1)
Net derivatives	44	73	(6)	—	—	—	—	(8)	5	(1)	113	(9)
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	$(3)		$—	$—	$—	$—	$—	$—	$—	$(350)	$(3)
Of consolidated trusts	(241)	1		—	—	—	(2)	7	66	(45)	(214)	1
Total long-term debt	$(588)	$(2)	(6)	$—	$—	$—	$(2)	$7	$66	$(45)	$(564)	$(2)

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2016
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2016(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2015	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3	Balance, March 31, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$—	$25	$25	$—
Other agency	—	—		—	—	—	—	—	—	1	1	—
Alt-A and subprime private-label securities	949	(91)		—	—	(187)	—	(20)	(363)	—	288	(67)
Mortgage revenue bonds	449	12		—	—	(95)	—	(3)	—	—	363	10
Total trading securities	$1,398	$(79)	(6)(7)	$—	$—	$(282)	$—	$(23)	$(363)	$26	$677	$(57)
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$—	$1	$1	$—
Other agency	4	—		—	—	—	—	—	(2)	—	2	—
Alt-A and subprime private-label securities	4,322	103		(168)	—	(875)	—	(144)	(2,839)	—	399	—
Mortgage revenue bonds	2,701	4		30	—	(43)	—	(128)	—	—	2,564	—
Other	1,404	(3)		(25)	—	(404)	—	(33)	(284)	—	655	—
Total available-for-sale securities	$8,431	$104	(7)(8)	$(163)	$—	$(1,322)	$—	$(305)	$(3,125)	$1	$3,621	$—
Mortgage loans	$1,477	$101	(6)(7)	$—	$—	$(320)	$—	$(72)	$(65)	$190	$1,311	$13
Net derivatives	157	180	(6)	—	—	—	(4)	(100)	(2)	—	231	66
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	$(26)		$—	$—	$—	$—	$—	$—	$—	$(395)	$(26)
Of consolidated trusts	(496)	(68)		—	—	—	(7)	309	37	(21)	(246)	(2)
Total long-term debt.	$(865)	$(94)	(6)	$—	$—	$—	$(7)	$309	$37	$(21)	$(641)	$(28)
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

(4)
During the first quarter of 2016, transfers out of Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans and subprime loans. Prices for these securities were available from multiple third-party vendors and demonstrated an increased and sustained level of observability over time.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Fair Value

(8)	Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of March 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$856	Single Vendor
Alt-A and subprime private-label securities	174	Single Vendor	Default Rate (%)	8.7			8.7
			Prepayment Speed (%)	5.6			5.6
			Severity (%)	95.0			95.0
			Spreads (bps)	230.4			230.4
	98	Various
Total Alt-A and subprime private-label securities	272
Mortgage revenue bonds	20	Various
Total trading securities	$1,148
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$232	Various
Alt-A and subprime private-label securities	104	Consensus
	101	Various
Total Alt-A and subprime private-label securities	205
Mortgage revenue bonds	676	Single Vendor	Spreads (bps)	21.5	-	383.1	75.5
	429	Discounted Cash Flow	Spreads (bps)	21.5	-	412.7	278.3
	80	Various
Total mortgage revenue bonds	1,185
Other	340	Discounted Cash Flow	Default Rate (%)	0.5			0.5
			Prepayment Speed (%)	0.5			0.5
			Severity (%)	95.0			95.0
			Spreads (bps)	175.0	-	438.1	436.2
	77	Various
Total other	417
Total available-for-sale securities	$2,039

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of March 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$546	Build-Up
	385	Consensus
	56	Various
Total single-family	987
Multifamily	162	Build-Up	Spreads (bps)	45.0	-	282.2	126.7
Total mortgage loans	$1,149
Net derivatives	$113	Various
Long-term debt:
Of Fannie Mae:
Senior floating	$(350)	Discounted Cash Flow
Of consolidated trusts	(120)	Consensus
	(94)	Various
Total of consolidated trusts	(214)
Total long-term debt	$(564)

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$809	Consensus
	26	Various
Total agency	835
Alt-A and subprime private-label securities	232	Consensus	Default Rate (%)	0.4	-	10.9	8.2
			Prepayment Speed (%)	4.3	-	7.4	6.6
			Severity (%)	71.0	-	95.0	88.9
			Spreads (bps)	244.6	-	253.9	251.5
	39	Consensus
Total Alt-A and subprime private-label securities	271
Mortgage revenue bonds	19	Discounted Cash Flow	Spreads (bps)	13.0	-	268.2	252.2
	2	Various
Total mortgage revenue bonds	21
Total trading securities	$1,127
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$129	Single Vendor	Prepayment Speed (%)	124.8	-	165.5	142.4
			Spreads (bps)	175.0	-	210.0	182.5
	72	Consensus
	34	Various
Total agency	235
Alt-A and subprime private-label securities	93	Single Vendor	Default Rate (%)	2.5	-	8.0	3.8
			Prepayment Speed (%)	3.0	-	11.0	4.9
			Severity (%)	38.0	-	80.0	48.1
			Spreads (bps)	266.1	-	306.8	297.1
	45	Discounted Cash Flow	Spreads (bps)	361.0	-	450.0	406.0
	79	Various
Total Alt-A and subprime private-label securities	217
Mortgage revenue bonds	684	Single Vendor	Spreads (bps)	(16.8)	-	336.9	44.3
	126	Single Vendor
	435	Discounted Cash Flow	Spreads (bps)	(16.8)	-	391.1	260.0
	27	Various
Total mortgage revenue bonds	1,272
Other	47	Consensus	Default Rate (%)	0.5	-	3.5	3.5
			Prepayment Speed (%)	2.5	-	6.0	2.5
			Severity (%)	20.0	-	88.0	87.5
			Spreads (bps)	221.6	-	300.2	237.7
	348	Discounted Cash Flow	Default Rate (%)	2.3			2.3
			Prepayment Speed (%)	0.5			0.5
			Severity (%)	95.0			95.0
			Spreads (bps)	190.0	-	450.0	449.1
	34	Various
Total other	429
Total available-for-sale securities	$2,153

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$516	Build-Up
	300	Consensus
	218	Various
Total single-family	1,034
Multifamily	163	Build-Up	Spreads (bps)	55.0	-	305.2	140.2
Total mortgage loans	$1,197
Net derivatives	$10	Internal Model
	89	Dealer Mark
	21	Discounted Cash Flow
	(76)	Various
Total net derivatives	$44
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	Discounted Cash Flow
Of consolidated trusts	(241)	Various
Total long-term debt	$(588)
_________

(1)
Valuation techniques for which no unobservable inputs are disclosed generally reflect the use of third-party pricing services or dealers, and the range of unobservable inputs applied by these sources is not readily available or cannot be reasonably estimated. Where we have disclosed unobservable inputs for consensus and single vendor techniques, those inputs are based on our validations performed at the security level using discounted cash flows. The prepayment speed used for available-for-sale agency securities is the Public Securities Association prepayment speed, which can be greater than 100%. For all other securities, the Conditional Prepayment Rate is used as the prepayment speed, which can be between 0% and 100%.

(2)	Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities held as of March 31, 2017 or December 31, 2016 that were measured at fair value on a nonrecurring basis. We held $485 million and $250 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016, respectively.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Fair Value

The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2017	December 31, 2016
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$2,468	$1,025
	Single Vendor	84	54
	Various	3	9
Total mortgage loans held for sale, at lower of cost or fair value		2,555	1,088
Single-family mortgage loans held for investment, at amortized cost	Internal Model	1,907	2,816
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	—	25
	Asset Manager Estimate	94	170
	Various	4	3
Total multifamily mortgage loans held for investment, at amortized cost		98	198
Acquired property, net:(1)
Single-family	Accepted Offers	300	340
	Appraisals	511	571
	Walk Forwards	208	306
	Internal Model	322	476
	Various	62	99
Total single-family		1,403	1,792
Multifamily	Broker Price Opinions	18	—
Other assets	Various	2	12
Total nonrecurring assets at fair value		$5,983	$5,906
__________

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of March 31, 2017, these methodologies comprised approximately 72% of our valuations, while accepted offers comprised approximately 22% of our valuations. Based on the number of properties measured as of December 31, 2016, these methodologies comprised approximately 75% of our valuations, while accepted offers comprised approximately 19% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 17, Fair Value“ in our 2016 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. There were no significant changes made to the valuation control processes and the valuation techniques in the first quarter of 2017.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Fair Value

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

	As of March 31, 2017
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$52,309	$32,209	$20,100	$—	$—	$52,309
Federal funds sold and securities purchased under agreements to resell or similar arrangements	35,260	—	35,260	—	—	35,260
Trading securities	37,684	30,155	6,381	1,148	—	37,684
Available-for-sale securities	7,721	—	5,682	2,039	—	7,721
Mortgage loans held for sale	5,024	—	1,388	4,155	—	5,543
Mortgage loans held for investment, net of allowance for loan losses	3,104,478	—	2,803,139	312,761	—	3,115,900
Advances to lenders	4,344	—	4,023	337	—	4,360
Derivative assets at fair value	599	—	4,547	156	(4,104)	599
Guaranty assets and buy-ups	151	—	—	429	—	429
Total financial assets	$3,247,570	$62,364	$2,880,520	$321,025	$(4,104)	$3,259,805
Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$185	$—	$185	$—	$—	$185
Short-term debt:
Of Fannie Mae	37,452	—	37,449	—	—	37,449
Of consolidated trusts	557	—	—	557	—	557
Long-term debt:
Of Fannie Mae	289,731	—	296,836	785	—	297,621
Of consolidated trusts	2,953,914	—	2,916,788	37,409	—	2,954,197
Derivative liabilities at fair value	903	—	6,257	43	(5,397)	903
Guaranty obligations	271	—	—	565	—	565
Total financial liabilities	$3,283,013	$—	$3,257,515	$39,359	$(5,397)	$3,291,477

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2016
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$62,177	$41,477	$20,700	$—	$—	$62,177
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,415	—	30,415	—	—	30,415
Trading securities	40,562	32,317	7,118	1,127	—	40,562
Available-for-sale securities	8,363	—	6,210	2,153	—	8,363
Mortgage loans held for sale	2,899	—	509	2,751	—	3,260
Mortgage loans held for investment, net of allowance for loan losses	3,076,854	—	2,767,813	316,742	—	3,084,555
Advances to lenders	7,494	—	7,156	352	—	7,508
Derivative assets at fair value	687	—	5,019	182	(4,514)	687
Guaranty assets and buy-ups	158	—	—	432	—	432
Total financial assets	$3,229,609	$73,794	$2,844,940	$323,739	$(4,514)	$3,237,959
Financial liabilities:
Short-term debt:
Of Fannie Mae	$34,995	$—	$34,998	$—	$—	$34,998
Of consolidated trusts	584	—	—	584	—	584
Long-term debt:
Of Fannie Mae	292,102	—	298,980	770	—	299,750
Of consolidated trusts	2,934,635	—	2,901,316	36,668	—	2,937,984
Derivative liabilities at fair value	1,215	—	7,921	138	(6,844)	1,215
Guaranty obligations	280	—	—	710	—	710
Total financial liabilities	$3,263,811	$—	$3,243,215	$38,870	$(6,844)	$3,275,241
For a detailed description and classification of our financial instruments, see “Note 17, Fair Value” in our 2016 Form 10-K.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Fair Value

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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	March 31, 2017			December 31, 2016
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$11,683	$9,162	$36,372	$12,057	$9,582	$36,524
Unpaid principal balance	11,313	8,504	32,927	11,688	9,090	33,055
__________

(1)
Includes nonaccrual loans with a fair value of $196 million and $200 million as of March 31, 2017 and December 31, 2016, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2017 and December 31, 2016 was $36 million and $34 million, respectively. Includes loans that are 90 days or more past due with a fair value of $148 million and $152 million as of March 31, 2017 and December 31, 2016, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2017 and December 31, 2016 was $27 million and $25 million, respectively.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Fair Value

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended March 31,
	2017			2016
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$27	$(166)	$(139)	$13	$(52)	$(39)
Other changes in fair value	15	(3)	12	218	(302)	(84)
Fair value gains (losses), net	$42	$(169)	$(127)	$231	$(354)	$(123)
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
15.  Commitments and Contingencies
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

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.
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
On September 30, 2014, the court dismissed both lawsuits and plaintiffs in both suits filed timely notices of appeal. On February 21, 2017, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal of the claims alleging violation of the Administrative Procedure Act, but reversed the district court’s dismissal of the claims alleging breach of the implied covenant of good faith and fair dealing and one of the breach of contract claims. The court also ruled that the class-action plaintiffs could seek leave in the district court to amend their claim for breach of fiduciary duty from a derivative to a direct claim.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Fannie Mae (In conservatorship) First Quarter 2017 Form 10-Q	106

Quantitative and Qualitative Disclosures about Market Risk

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2017, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2017 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2017 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2017 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2017 and as of the date of filing this report:

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

Fannie Mae First Quarter 2017 Form 10-Q	107

Controls and Procedures

without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures. As both our regulator and our conservator under the GSE Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2017 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (“First Quarter 2017 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2017 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the First Quarter 2017 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2017 Form 10-Q and had no objection to our filing the First Quarter 2017 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since December 31, 2016 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fannie Mae First Quarter 2017 Form 10-Q	108

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2016 Form 10-K. We also provide information regarding material legal proceedings in “Note 15, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record accruals for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2016 Form 10-K. If certain of these matters are determined against us, FHFA or Treasury, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
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
On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases then pending before that court. The plaintiffs in each of the dismissed cases filed a notice of appeal. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the case pending before it. On September 9, 2016, the U.S. District Court for the Eastern District of Kentucky dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on November 17, 2016. On February 21, 2017, the Court of Appeals for the District of Columbia Circuit affirmed in part and reversed in part the district court’s dismissal of the cases filed in the U.S. District Court for the District of Columbia. On March 30, 2017, the U.S. District Court for the Northern District of Iowa dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on April 4, 2017. The matters where Fannie Mae is a named defendant are described below or in “Note 15, Commitments and Contingencies.”
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

Fannie Mae First Quarter 2017 Form 10-Q	109

Other Information

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
Fannie Mae is also a nominal defendant in a case filed against FHFA and Treasury in the U.S. District Court for the District of Delaware: Jacobs v. FHFA, filed on August 17, 2015. The plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements violate Delaware law. The plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae and directly against the government. The plaintiffs amended their complaint on March 16, 2017 to add unjust enrichment claims against FHFA and Treasury. The defendants filed motions to dismiss on April 17, 2017.
On March 14, 2016, Timothy Pagliara filed a lawsuit against Fannie Mae in the Delaware Court of Chancery: Pagliara v. Federal National Mortgage Association. The plaintiff owns Fannie Mae preferred stock and seeks access to Fannie Mae’s books and records under a provision of Delaware state law. The plaintiff alleges that he is entitled to inspect Fannie Mae’s books and records in order to investigate potential breaches of duties to stockholders related to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement, as well as Fannie Mae’s involvement in the common securitization platform, Common Securitization Solutions, LLC, and the Single Security Initiative. On March 25, 2016, Fannie Mae and FHFA removed the case to the U.S. District Court for the District of Delaware. On July 18, 2016, FHFA filed a motion to substitute itself for the plaintiff. On March 8, 2017, the case was remanded to the Delaware Court of Chancery. On March 31, 2017, Fannie Mae filed a motion to dismiss, or in the alternative, for FHFA to substitute itself as plaintiff.
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2016 Form 10-K. This section supplements and updates that discussion. Please also refer to “MD&A—Risk Management” in this report and in our 2016 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss below and in our 2016 Form 10-K, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.
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
The previous Administration endorsed the wind down of Fannie Mae and Freddie Mac through a responsible transition and the enactment of comprehensive housing finance reform legislation. The current Administration has not articulated a formal position on housing finance reform or the future of the GSEs; however, the Treasury Secretary has publicly stated that he is focused on housing finance reform and a solution to the current status of Fannie Mae and Freddie Mac.
We expect that Congress will continue to consider legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution.

Fannie Mae First Quarter 2017 Form 10-Q	110

Other Information

Congress, FHFA or other agencies may also consider legislation or regulation aimed at or having the effect of increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury, constraining our business operations, or subjecting us to new obligations, such as the Freedom of Information Act, that could impose substantial burdens or adversely affect our results of operations or financial condition. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or other legislation related to our activities. See “Business—Legislation and Regulation—Housing Finance Reform” in our 2016 Form 10-K and “MD&A—Legislation and Regulation—Housing Finance Reform” in this report for more information about recent actions and statements relating to housing finance reform from Congress, as well as actions our conservator has been taking to further housing finance reform.
A decline in activity in the U.S. housing market, increasing interest rates, or changes in tax laws could lower our business volumes or otherwise adversely affect our results of operations, net worth and financial condition.
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
Mortgage interest rates also affect our business volume. Rising interest rates generally result in fewer mortgage originations, particularly for refinances. An increase in interest rates, particularly if the increase is sudden and steep, could significantly reduce our business volume. Significant reductions in our business volume could adversely affect our results of operations and financial condition. In March 2017, the Federal Reserve raised the target range for the federal funds rate, and, in May 2017, the Federal Reserve reiterated that it expects economic conditions to evolve in a manner that will warrant gradual increases in the federal funds rate. The Federal Reserve may increase rates at a faster rate than it is currently expecting. Moreover, the Federal Reserve’s federal funds rate path is not the only factor that affects long-term interest rates. Accordingly, our business remains subject to the risk of sudden and steep interest rate increases.
Changes in tax laws may also adversely affect housing demand, home prices or other housing or mortgage market conditions, which could adversely affect our results of operations, net worth and financial condition.
A change in the Federal Reserve’s reinvestment policy could adversely affect our business, results of operations, financial condition, liquidity and net worth.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in January 2014 and concluded its asset purchase program in October 2014. Since concluding its asset purchase program, the Federal Reserve has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities; therefore, it has continued to purchase a significant amount of agency mortgage-backed securities. In the statement following the Federal Open Market Committee meeting in May 2017, the Federal Reserve indicated that it anticipates maintaining its current reinvestment policy “until normalization of the level of the federal funds rate is well under way.” The minutes of the March meeting stated that, if the economy continued to perform as expected, most participants “judged that a change to the committee’s reinvestment policy would likely be appropriate later this year.” Any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities, or possible future sales of mortgage-backed securities by the Federal Reserve, could result in increases in mortgage interest rates and/or a widening of mortgage spreads, adversely affect our business volume and reduce demand for Fannie Mae MBS, which could adversely affect our business, results of operations, financial condition, liquidity and net worth.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended March 31, 2017, we did not sell any equity securities.

Fannie Mae First Quarter 2017 Form 10-Q	111

Other Information

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2017.
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
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement and the senior preferred stock were amended to require that we pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount, which will decrease to zero in 2018. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” in our 2016 Form 10-K.
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

Fannie Mae First Quarter 2017 Form 10-Q	112

Other Information

the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
On May 2, 2017, Fannie Mae appointed Chryssa C. Halley, age 50, as Senior Vice President and Controller of the company, effective May 14, 2017. Ms. Halley will succeed Gregory A. Fink as Fannie Mae’s principal accounting officer, effective May 14, 2017.
Ms. Halley has been Senior Vice President and Deputy Controller of Fannie Mae since May 2013. Ms. Halley previously served as Vice President and Assistant Controller for Capital Markets and Operations from May 2012 to May 2013; Vice President for Tax, Debt and Derivatives and Securities Accounting from September 2010 to May 2012; and Vice President for Corporate Tax from July 2007 to September 2010. Ms. Halley joined Fannie Mae in July 2006 as Director, Corporate Tax.
In connection with Ms. Halley’s appointment, her total annual target direct compensation will increase to $1,000,000; consisting of base salary of $385,000, fixed deferred salary of $315,000 and at-risk deferred salary of $300,000. The increase in Ms. Halley’s compensation will be effective May 14, 2017, and will be prorated for 2017 based on the effective date of the increase.
Item 6.  Exhibits
An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

Fannie Mae First Quarter 2017 Form 10-Q	113

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer

Date: May 5, 2017

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: May 5, 2017

Fannie Mae First Quarter 2017 Form 10-Q	114

Index to Exhibits

INDEX TO EXHIBITS

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae First Quarter 2017 Form 10-Q	E-1

FR030