Form 10-Q
period 2017-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2017-08-03
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2017, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2017 Form 10-Q	i

MD&A TABLE REFERENCE

Table	Description	Page
1	Summary of Condensed Consolidated Results of Operations	13
2	Analysis of Net Interest Income and Yield	14
3	Rate/Volume Analysis of Changes in Net Interest Income	16
4	Fair Value Losses, Net	17
5	Changes in Combined Loss Reserves	18
6	Troubled Debt Restructurings and Nonaccrual Loans	19
7	Credit Loss Performance Metrics	20
8	Credit Loss Concentration Analysis	21
9	Summary of Condensed Consolidated Balance Sheets	22
10	Summary of Mortgage-Related Securities at Fair Value	23
11	Retained Mortgage Portfolio	24
12	Retained Mortgage Portfolio Profile	25
13	Composition of Mortgage Credit Book of Business	26
14	Single-Family Business Key Performance Data	28
15	Single-Family Business Financial Results	29
16	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2017	31
17	Single-Family Credit Risk Transfer Transactions	32
18	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	34
19	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	35
20	Delinquency Status and Activity of Single-Family Conventional Loans	38
21	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	39
22	Statistics on Single-Family Loan Workouts	40
23	Single-Family Foreclosed Properties	41
24	Multifamily Business Key Performance Data	43
25	Multifamily Business Financial Results	44
26	Multifamily Guaranty Book of Business Key Risk Characteristics	45
27	Activity in Debt of Fannie Mae	47
28	Outstanding Short-Term Borrowings and Long-Term Debt	49
29	Cash and Other Investments Portfolio	50
30	Mortgage Insurance Coverage	54
31	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	59
32	Derivative Impact on Interest Rate Risk (50 Basis Points)	59

Fannie Mae Second Quarter 2017 Form 10-Q	ii

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
We remain in conservatorship and our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, or whether we will continue to exist following conservatorship. In addition, as a result of our agreements with Treasury and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero in 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. Our senior preferred stock purchase agreement with Treasury also includes covenants that significantly restrict our business activities. Congress continues to consider options for reform of the housing finance system, including the GSEs. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or actions the Administration or FHFA may take with respect to housing finance reform. We provide additional information on the uncertainty of our future, the conservatorship, the provisions of our agreements with Treasury, their impact on our business, and recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA in “Business—Conservatorship and Treasury Agreements,” “Business—

Fannie Mae Second Quarter 2017 Form 10-Q	1

MD&A | Introduction

Legislation and Regulation—Housing Finance Reform” and “Risk Factors” in our 2016 Form 10-K and in “Legislation and Regulation” and “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2017 (“First Quarter 2017 Form 10-Q”) and in this report.
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

Executive Summary
Summary of Our Financial Performance
Quarterly Results
We recognized comprehensive income of $3.1 billion in the second quarter of 2017, consisting of net income of $3.2 billion, partially offset by other comprehensive loss of $83 million. In comparison, we recognized comprehensive income of $2.9 billion in the second quarter of 2016, consisting of net income of $2.9 billion, partially offset by other comprehensive loss of $77 million. The increase in our net income in the second quarter of 2017 compared with the second quarter of 2016 was primarily driven by lower fair value losses, partially offset by lower credit-related income and lower net interest income.
Year-to-Date Results
We recognized comprehensive income of $5.9 billion in the first half of 2017, consisting of net income of $6.0 billion, partially offset by other comprehensive loss of $77 million. In comparison, we recognized comprehensive income of $3.8 billion in the first half of 2016, consisting of net income of $4.1 billion, partially offset by other comprehensive loss of $277 million. The increase in our net income in the first half of 2017 compared with the first half of 2016 was primarily driven by lower fair value losses, partially offset by lower credit-related income.
The table below highlights our financial results and key performance data. The performance measures shown below are discussed in later sections of the MD&A. See “MD&A—Consolidated Results of Operations” for more information on our financial results.

Fannie Mae Second Quarter 2017 Form 10-Q	2

MD&A | Executive Summary

Financial Results and Key Performance Data

	Second Quarter		First Half
	2017	2016	2017	2016
Comprehensive income	$3.1 billion	$2.9 billion	$5.9 billion	$3.8 billion
Net income	3.2 billion	2.9 billion	6.0 billion	4.1 billion
Net interest income
Net interest income in the second quarter and first half of 2017 was primarily derived from guaranty fees from our guaranty book of business and remained relatively flat compared with the second quarter and first half of 2016. We receive guaranty fee income as compensation for managing the credit risk on loans underlying Fannie Mae MBS held by third parties.
	5.0 billion	5.3 billion	10.3 billion	10.1 billion
Net fair value losses
Fair value losses in the second quarter and first half of 2017 were primarily driven by decreases in the fair value of our risk management derivatives due to declines in longer-term swap rates during the second quarter and by decreases in the fair value of our mortgage commitments due to an increase in prices as interest rates decreased during the commitment periods. We recognized additional fair value losses in the second quarter and first half of 2017 on Connecticut Avenue SecuritiesTM (“CAS”) debt reported at fair value resulting from tightening spreads between CAS debt yields and LIBOR during the periods.
Fair value losses in the second quarter and first half of 2016 were primarily due to losses on our risk management derivatives resulting from declines in longer-term swap rates.
	0.7 billion	1.7 billion	0.7 billion	4.5 billion
Credit-related income
Credit-related income in the second quarter and first half of 2017 was primarily driven by an increase in actual and forecasted home prices and the redesignation of loans from held for investment (“HFI”) to held for sale (“HFS”).
Credit-related income in the second quarter and first half of 2016 was primarily attributable to an increase in home prices and a decline in actual and projected mortgage interest rates in the period.
	1.2 billion	1.5 billion	1.4 billion	2.4 billion
Retained mortgage portfolio as of period end	255.8 billion	316.3 billion	255.8 billion	316.3 billion
Single-family guaranty book of business as of period end	2.9 trillion	2.8 trillion	2.9 trillion	2.8 trillion
Net worth as of period end	3.7 billion	4.1 billion	3.7 billion	4.1 billion
Capital reserve amount applicable to quarterly dividend payment to Treasury	600 million	1.2 billion	600 million	1.2 billion
Dividends paid to Treasury in the period	2.8 billion	919 million	8.3 billion	3.8 billion
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

Fannie Mae Second Quarter 2017 Form 10-Q	3

MD&A | Executive Summary

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
Stronger underwriting and eligibility standards
We strengthened our underwriting and eligibility standards for loans we acquired beginning in late 2008 and 2009. These changes improved the credit quality of our single-family guaranty book of business and contributed to improvement in our credit performance. As of June 30, 2017, 89% of our single-family conventional guaranty book of business consisted of loans acquired since 2009. Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010 and was 1.01% as of June 30, 2017.

Fannie Mae Second Quarter 2017 Form 10-Q	4

MD&A | Executive Summary

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
As shown in the chart below, in recent periods, an increasing portion of our net interest income has been derived from guaranty fees, rather than from our retained mortgage portfolio assets. This shift has been driven by both the guaranty fee increases we implemented in 2012 and the reduction of our retained mortgage portfolio in accordance with the requirements of our senior preferred stock purchase agreement with Treasury and direction from FHFA. More than 75% of our net interest income for the first half of 2017 was derived from the loans underlying our Fannie Mae MBS in consolidated trusts, which primarily generate income through guaranty fees. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.

Fannie Mae Second Quarter 2017 Form 10-Q	5

MD&A | Executive Summary

__________

*
Guaranty fee income reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, the incremental revenue from which is remitted to Treasury and not retained by us.

Transferring a portion of the mortgage credit risk on our single-family book of business
In late 2013, we began entering into credit risk transfer transactions with the goal of transferring, to the extent economically sensible, a portion of the mortgage credit risk on some of the recently acquired loans in our single-family book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through our CAS and Credit Insurance Risk TransferTM (“CIRTTM”) transactions. In these transactions, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans and in exchange we pay investors a premium that effectively reduces the guaranty fee income we retain on the loans. As of June 30, 2017, $798 billion in outstanding unpaid principal balance of our single-family loans, or 28% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction. Over time, we expect that a larger portion of our single-family conventional guaranty book of business will be covered by credit risk transfer transactions.
The chart below shows as of the dates specified the total outstanding unpaid principal balance of our single-family loans, as well as the percentage of our total single-family conventional guaranty book of business measured by unpaid principal balance, that were included in a reference pool for a credit risk transfer transaction.

Fannie Mae Second Quarter 2017 Form 10-Q	6

MD&A | Executive Summary

The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $25 billion as of June 30, 2017. For further discussion of our credit risk transfer transactions, including more detailed information on the portion of the credit risk of these loans we have transferred, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk: Single-Family Credit Risk Transfer Transactions.”
Providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued to provide reliable, large-scale access to affordable mortgage credit to the U.S. housing market and to help struggling homeowners in the second quarter of 2017:

•
We provided approximately $135 billion in liquidity to the mortgage market in the second quarter of 2017 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 222,000 mortgage refinancings and approximately 316,000 home purchases, and provided financing for approximately 162,000 units of multifamily housing.

•	We provided approximately 27,000 loan workouts in the second quarter of 2017 to help homeowners stay in their homes or otherwise avoid foreclosure.

•
We helped borrowers refinance loans, including through our Refi PlusTM initiative, which offers refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 24,000 Refi Plus loans in the second quarter of 2017. Refinancings delivered to us through Refi Plus in the second quarter of 2017 reduced borrowers’ monthly mortgage payments by an average of $176.

•
We support affordability in the multifamily rental market. This has become more challenging in recent years as rent growth has outpaced wage growth, making units at many income levels less affordable than in prior years. Approximately 90% of the multifamily units we financed in the second quarter of 2017 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

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

Fannie Mae Second Quarter 2017 Form 10-Q	7

MD&A | Executive Summary

Treasury Draws and Dividend Payments
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Acting as successor to the rights, titles, powers and privileges of the Board, the conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis since we entered into conservatorship in 2008.
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
The dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $600 million for each quarter of 2017 and will decrease to zero in 2018. These are referred to as “net worth sweep” dividend provisions. As a result of these provisions, we will pay Treasury a dividend of $3.1 billion for the third quarter of 2017 by September 30, 2017, calculated based on our net worth of $3.7 billion as of June 30, 2017, less the current capital reserve amount of $600 million, if our conservator declares a dividend in this amount before September 30, 2017. To the extent that these quarterly dividends are not paid, they will accumulate and be added to the liquidation preference of the senior preferred stock. This would not affect the amount of available funding from Treasury under the senior preferred stock purchase agreement.
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

Fannie Mae Second Quarter 2017 Form 10-Q	8

MD&A | Executive Summary

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
On May 11, 2017, the Director of FHFA testified before the U.S. Senate Committee on Banking, Housing and Urban Affairs that a draw by Fannie Mae or Freddie Mac could erode investor confidence, which could affect liquidity and increase the cost of mortgage credit for borrowers. To avoid a draw, the Director indicated that FHFA has the authority to withhold dividend payments without the consent of Treasury, but that his first option would be to work with the Secretary of the Treasury. He further stated that any action FHFA may take to avoid additional draws would not be intended to influence the outcome of housing finance reform or as a step toward “recap and release,” which refers to proposals by some investors to recapitalize Fannie Mae and Freddie Mac with private capital and release them from conservatorship. On May 18, 2017, the Secretary of the Treasury testified before the same committee and stated that it was Treasury’s expectation that dividends should be paid per the terms of the senior preferred stock purchase agreement.
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
2017 Market Share
We were the largest issuer of single-family mortgage-related securities in the secondary market in the second quarter of 2017. Our estimated market share of new single-family mortgage-related securities issuances was 39% in both the first and second quarter of 2017, compared with 38% in the second quarter of 2016. The chart below shows our market share of single-family mortgage-related securities issuances in the second quarter of 2017 compared with that of our primary competitors.
We remained a continuous source of liquidity in the multifamily market in the second quarter of 2017. We owned or guaranteed approximately 20% of the outstanding debt on multifamily properties as of March 31, 2017 (the latest date for which information is available).

Fannie Mae Second Quarter 2017 Form 10-Q	9

MD&A | Executive Summary

Outlook
In this section, we present a number of estimates and expectations regarding our future performance, as well as future home prices. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. See “Forward-Looking Statements” and “Risk Factors” in this report and in our 2016 Form 10-K for discussions of factors that could cause actual results to differ materially from our current estimates and expectations. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.
Financial Results. We continued to be profitable in the second quarter of 2017, with net income of $3.2 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our limited and declining capital reserves (which decrease to zero in 2018) and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter. If we experience a net worth deficit in a future quarter, we will be required to draw additional funds from Treasury under the senior preferred stock purchase agreement to avoid being placed into receivership.
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
See “Risk Factors” in our 2016 Form 10-K and in this report for discussions of the risks associated with our limited and declining capital reserves and the potential impact of legislative and regulatory actions.
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
We expect the size of our retained mortgage portfolio to continue to decrease each year to meet the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap, which we describe in “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2016 Form 10-K. These decreases in our retained mortgage portfolio will continue to negatively impact our net interest income and net revenues.

Fannie Mae Second Quarter 2017 Form 10-Q	10

MD&A | Executive Summary

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
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 2.6% in the second quarter of 2017 and by 3.7% in the first half of 2017. We expect the rate of home price appreciation on a national basis in 2017 will be similar to the estimated 5.8% home price appreciation rate in 2016. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $1.8 billion for the first half of 2017, down from $2.4 billion for the first half of 2016. We expect our credit losses for 2017 to be lower than for 2016; however, we expect a significantly smaller decline in credit losses for 2017 than the $7.0 billion decline for 2016. See “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” for a discussion of our credit losses for the second quarter and first half of 2017 and 2016.
Loss Reserves. Our allowance for loan losses was $20.4 billion as of June 30, 2017, down from $23.5 billion as of December 31, 2016. Our loss reserves declined in recent years and are expected to decline further in 2017. For a discussion of the factors that contributed to the decline in our loss reserves in the second quarter and first half of 2017, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Consolidated Balance Sheet Analysis—Mortgage Loans and Allowance for Loan Losses.”

Legislation and Regulation
The information in this section updates and supplements information regarding legislation and regulation affecting our business set forth in “Business—Legislation and Regulation” in our 2016 Form 10-K and in “MD&A—Legislation and Regulation” in our First Quarter 2017 Form 10-Q. Also see “Risk Factors” in this report and in our 2016 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Housing Finance Reform
Congress continues to consider housing finance reform that could result in significant changes in our structure and role in the future. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.
Treasury Report on Financial System
In June 2017, in response to an executive order, the Secretary of the Treasury released a report titled “A Financial System That Creates Economic Opportunities: Banks and Credit Unions” recommending changes to financial services regulations. The report does not cover housing finance reform; however, the report makes a number of recommendations relating to regulations affecting the mortgage industry, including regulations relating to mortgage loan origination, mortgage loan servicing and private sector secondary mortgage market activities. The report also makes recommendations relating to bank capital and liquidity standards that, if implemented, could affect demand for our debt and MBS securities. Many of the report’s recommendations could be completed through regulatory actions, and do not require legislation.
Conservatorship Capital Framework
We have worked with FHFA and Freddie Mac on an aligned risk measurement framework for evaluating Fannie Mae and Freddie Mac business decisions and performance during conservatorship. FHFA has directed Fannie Mae and Freddie Mac to implement these conservatorship capital framework standards. The framework includes specific requirements relating to risk and modeled returns on our new acquisitions. We will be required to submit quarterly reports to FHFA relating to the framework’s requirements starting later this year. We continuously review our business decisions as they relate to existing and prospective capital framework standards and at this time expect the conservatorship capital framework to result in limited change to our business decision making.

Fannie Mae Second Quarter 2017 Form 10-Q	11

MD&A | Legislation and Regulation

Duty to Serve Plan
In May 2017, FHFA published our proposed duty to serve underserved markets plan and requested public input on the plan by July 10, 2017. The proposed plan describes specific activities and objectives we propose to undertake from 2018 to 2020 to fulfill our duty to serve obligations in each underserved market—manufactured housing, affordable housing preservation and rural markets. The final plan must receive a non-objection letter from FHFA. Under the current timetable set forth by FHFA, we anticipate our first duty to serve underserved markets plan will become effective in 2018.
Proposed Housing Goals for 2018-2020
In June 2017, FHFA published a proposed rule that would establish new single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2018 through 2020. Comments on the proposed rule are due in September 2017. FHFA will issue a final rule after considering the comments received on the proposed rule.
Proposed Single-Family Housing Goals
Under FHFA’s proposed rule, FHFA would continue to evaluate our performance against the single-family housing goals using a two-part approach that compares the goals-qualifying share of our single-family mortgage acquisitions against both a benchmark level and a market level. To meet a single-family housing goal or subgoal, the percentage of our mortgage acquisitions that meet each goal or subgoal must meet or exceed either the benchmark level set in advance by FHFA or the market level for that year. The market level is determined retrospectively each year based on actual goals-qualifying originations in the primary mortgage market as measured by FHFA based on Home Mortgage Disclosure Act data for that year. Typically, this data is made available in September.
FHFA has proposed the following single-family home purchase and refinance housing goal benchmarks for 2018 through 2020. A home purchase mortgage may be counted toward more than one home purchase benchmark.

•
Low-Income Families Home Purchase Benchmark: At least 24% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to low-income families (defined as income not in excess of 80% of area median income). This is the same benchmark currently applicable for 2017.

•
Very Low-Income Families Home Purchase Benchmark: At least 6% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to very low-income families (defined as income not greater than 50% of area median income). This is the same benchmark currently applicable for 2017.

•
Low-Income Areas Home Purchase Goal Benchmark: The benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas is set annually by notice from FHFA, based on the benchmark level for the low-income areas home purchase subgoal (below), plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families (defined as income not in excess of 100% of area median income) in designated disaster areas.

•
Low-Income Areas Home Purchase Subgoal Benchmark: At least 15% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to families in low-income census tracts or to moderate-income families in high-minority census tracts. This is an increase from the benchmark of 14% currently applicable for 2017.

•
Low-Income Families Refinancing Benchmark: At least 21% of our acquisitions of single-family owner-occupied refinance mortgage loans must be affordable to low-income families. This is the same benchmark currently applicable for 2017.

Proposed Multifamily Housing Goals
FHFA has proposed the following multifamily goals and subgoals for 2018 through 2020.

•
Low-Income Families Goal: At least 315,000 multifamily units per year financed by us must be affordable to low-income families. This is an increase from the goal of 300,000 units currently applicable for 2017.

•	Very Low-Income Families Subgoal: At least 60,000 multifamily units per year financed by us must be affordable to very low-income families. This is the same subgoal currently applicable for 2017.

Fannie Mae Second Quarter 2017 Form 10-Q	12

MD&A | Legislation and Regulation

•
Small Affordable Multifamily Properties Subgoal: At least 10,000 multifamily units per year financed by us must be affordable to low-income families in small multifamily rental properties (5 to 50 units). This is the same subgoal currently applicable for 2017.

There is no market-based alternative measurement for the multifamily goal or subgoals.

Consolidated Results of Operations
This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 1: Summary of Condensed Consolidated Results of Operations
	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2017	2016	Variance	2017	2016	Variance
	(Dollars in millions)
Net interest income	$5,002	$5,286	$(284)	$10,348	$10,055	$293
Fee and other income	353	174	179	602	377	225
Net revenues	5,355	5,460	(105)	10,950	10,432	518
Investment gains, net	385	398	(13)	376	467	(91)
Fair value losses, net	(691)	(1,667)	976	(731)	(4,480)	3,749
Administrative expenses	(686)	(678)	(8)	(1,370)	(1,366)	(4)
Credit-related income:
Benefit for credit losses	1,267	1,601	(334)	1,663	2,785	(1,122)
Foreclosed property expense	(34)	(63)	29	(251)	(397)	146
Total credit-related income	1,233	1,538	(305)	1,412	2,388	(976)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(518)	(453)	(65)	(1,021)	(893)	(128)
Other expenses, net	(291)	(254)	(37)	(673)	(518)	(155)
Income before federal income taxes	4,787	4,344	443	8,943	6,030	2,913
Provision for federal income taxes	(1,587)	(1,398)	(189)	(2,970)	(1,948)	(1,022)
Net income	$3,200	$2,946	$254	$5,973	$4,082	$1,891
Total comprehensive income	$3,117	$2,869	$248	$5,896	$3,805	$2,091
Net Interest Income
We have two primary sources of net interest income: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
Guaranty fees consist of two primary components: (1) base guaranty fees that we receive over the life of the loan; and (2) upfront fees that we receive at the time of loan acquisition, primarily related to single-family loan level pricing adjustments and other fees we receive from lenders, which are amortized over the contractual life of the loan. Guaranty fees include revenues generated by the 10 basis point increase in guaranty fees we implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts on our balance sheet. Those guaranty fees are the primary component of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.

Fannie Mae Second Quarter 2017 Form 10-Q	13

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

Table 2: Analysis of Net Interest Income and Yield
	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$190,255	$1,978	4.16%	$232,722	$2,390	4.11%
Mortgage loans of consolidated trusts	2,951,028	25,033	3.39	2,822,502	23,866	3.38
Total mortgage loans(1)	3,141,283	27,011	3.44	3,055,224	26,256	3.44
Mortgage-related securities, net	13,860	127	3.64	23,060	241	4.18
Non-mortgage-related securities(2)	54,542	140	1.02	53,217	57	0.42
Other(3)	41,344	115	1.10	26,781	46	0.68
Total interest-earning assets	$3,251,029	$27,393	3.37%	$3,158,282	$26,600	3.37%
Interest-bearing liabilities:
Short-term funding debt	$30,320	$56	0.73%	$56,132	$56	0.40%
Long-term funding debt	281,987	1,629	2.31	303,397	1,736	2.29
Total funding debt	312,307	1,685	2.16	359,529	1,792	1.99
Debt securities of consolidated trusts held by third parties	2,949,510	20,706	2.81	2,819,018	19,522	2.77
Total interest-bearing liabilities	$3,261,817	$22,391	2.75%	$3,178,547	$21,314	2.68%
Net interest income/net interest yield		$5,002	0.62%		$5,286	0.67%

Fannie Mae Second Quarter 2017 Form 10-Q	14

MD&A | Consolidated Results of Operations

	For the Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$195,302	$4,071	4.17%	$235,338	$4,725	4.02%
Mortgage loans of consolidated trusts	2,937,007	49,987	3.40	2,820,153	48,492	3.44
Total mortgage loans(1)	3,132,309	54,058	3.45	3,055,491	53,217	3.48
Total mortgage-related securities, net	14,627	269	3.66	24,821	510	4.11
Non-mortgage-related securities(2)	55,264	241	0.87	51,737	111	0.43
Other(3)	43,207	209	0.96	27,260	94	0.68
Total interest-earning assets	$3,245,407	$54,777	3.38%	$3,159,309	$53,932	3.41%
Interest-bearing liabilities:
Short-term funding debt	$31,381	$99	0.63%	$58,109	$106	0.36%
Long-term funding debt	285,894	3,315	2.32	311,170	3,590	2.31
Total funding debt	317,275	3,414	2.15	369,279	3,696	2.00
Total debt securities of consolidated trusts held by third parties	2,937,399	41,015	2.79	2,809,727	40,181	2.86
Total interest-bearing liabilities	$3,254,674	$44,429	2.73%	$3,179,006	$43,877	2.76%
Net interest income/net interest yield		$10,348	0.64%		$10,055	0.64%

	As of June 30,
	2017	2016
Selected benchmark interest rates
3-month LIBOR	1.30%	0.65%
2-year swap rate	1.62	0.73
5-year swap rate	1.96	0.98
10-year swap rate	2.28	1.36
30-year Fannie Mae MBS par coupon rate	3.03	2.31
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $186 million and $402 million, respectively, for the second quarter and first half of 2017, compared with $321 million and $659 million, respectively, for the second quarter and first half of 2016.

(2)	Includes cash equivalents.

(3)	Consists of federal funds sold and securities purchased under agreements to resell or similar arrangements and advances to lenders.

Fannie Mae Second Quarter 2017 Form 10-Q	15

MD&A | Consolidated Results of Operations

Table 3: Rate/Volume Analysis of Changes in Net Interest Income
	For the Three Months Ended			For the Six Months Ended
	June 30, 2017 vs. 2016			June 30, 2017 vs. 2016
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(412)	$(441)	$29	$(654)	$(829)	$175
Mortgage loans of consolidated trusts	1,167	1,090	77	1,495	1,993	(498)
Total mortgage loans	755	649	106	841	1,164	(323)
Mortgage-related securities, net	(114)	(87)	(27)	(241)	(193)	(48)
Non-mortgage-related securities(2)	83	1	82	130	8	122
Other(3)	69	22	47	115	53	62
Total interest income	$793	$585	$208	$845	$1,032	$(187)
Interest expense:
Short-term funding debt	—	(33)	33	(7)	(63)	56
Long-term funding debt	(107)	(124)	17	(275)	(293)	18
Total funding debt	(107)	(157)	50	(282)	(356)	74
Debt securities of consolidated trusts held by third parties	1,184	923	261	834	1,862	(1,028)
Total interest expense	$1,077	$766	$311	$552	$1,506	$(954)
Net interest income	$(284)	$(181)	$(103)	$293	$(474)	$767
__________

(1)	Combined rate/volume variances are allocated to rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Consists of federal funds sold and securities purchased under agreements to resell or similar arrangements and advances to lenders.
Net interest income and net interest yield decreased in the second quarter of 2017 compared with the second quarter of 2016 due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The decrease in net interest income was partially offset by a slight increase in guaranty fee income driven by (1) loans with higher base guaranty fees comprising a larger part of our guaranty book of business in the second quarter of 2017 compared with the second quarter of 2016; almost entirely offset by (2) a decrease in the amortization of upfront fees driven by lower prepayments on mortgage loans and liquidations of MBS debt of consolidated trusts, which reduced the amortization of cost basis adjustments on the loans and related debt.
Net interest income increased in the first half of 2017 compared with the first half of 2016 due to an increase in guaranty fee income driven by: (1) an increase in amortization income in the first half of 2017 due to activity related to increased prepayments on mortgage loans and liquidations of MBS debt of consolidated trusts, which accelerated the amortization of cost basis adjustments on the loans and related debt; and (2) loans with higher base guaranty fees comprising a larger part of our guaranty book of business in the first half of 2017 compared with the first half of 2016. The increase in net interest income due to higher guaranty fee income was partially offset by a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio. See “Retained Mortgage Portfolio” for information about our retained mortgage portfolio.

Fannie Mae Second Quarter 2017 Form 10-Q	16

MD&A | Consolidated Results of Operations

Fair Value Losses, Net

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
Table 4 displays the components of our fair value gains and losses.

Table 4: Fair Value Losses, Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(224)	$(291)	$(479)	$(560)
Net change in fair value during the period	(78)	(899)	289	(3,001)
Total risk management derivatives fair value losses, net	(302)	(1,190)	(190)	(3,561)
Mortgage commitment derivatives fair value losses, net	(192)	(367)	(272)	(729)
Total derivatives fair value losses, net	(494)	(1,557)	(462)	(4,290)
Trading securities gains, net	18	22	86	50
CAS debt fair value losses, net(1)	(169)	(168)	(331)	(228)
Other, net(2)	(46)	36	(24)	(12)
Fair value losses, net	$(691)	$(1,667)	$(731)	$(4,480)
__________

(1)	Consists of fair value losses on CAS debt reported at fair value.

(2)	Consists of fair value gains and losses on non-CAS debt and mortgage loans.
Fair value losses in the second quarter and first half of 2017 were primarily driven by:

•	decreases in the fair value of our pay-fixed risk management derivatives due to declines in longer-term swap rates during the second quarter;

•
decreases in the fair value of our mortgage commitments due to losses on commitments to sell mortgage-related securities due to an increase in prices as interest rates decreased during the commitment periods; and

•	fair value losses on CAS debt reported at fair value resulting from tightening spreads between CAS debt yields and LIBOR during the periods.
Fair value losses in the second quarter and first half of 2016 were primarily due to losses on risk management derivatives resulting from decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the second quarter and first half of 2016.
Credit-Related Income (Expense)
We refer to our benefit (provision) for loan losses and benefit (provision) for guaranty losses collectively as our “benefit (provision) for credit losses.” Credit-related income (expense) consists of our benefit (provision) for credit losses and foreclosed property income (expense).
Provision (Benefit) for Credit Losses
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

Fannie Mae Second Quarter 2017 Form 10-Q	17

MD&A | Consolidated Results of Operations

combined loss reserves. For a subset of delinquent single-family loans, we charge off the portion of the loans that is deemed uncollectible prior to foreclosure when the loans have been delinquent for a specified length of time and meet specified mark-to-market LTV ratios. We also recognize a charge-off upon the redesignation of loans from HFI to HFS. If the amounts charged off upon redesignation exceed the allowance related to the loans, we record a provision for credit losses. If the amounts charged off are less than the allowance related to the loans, we recognize a benefit for credit losses. We record recoveries of previously charged-off amounts as a reduction to charge-offs.
Table 5 displays the changes in the combined loss reserves, which consists of the allowance for loan losses and the reserve for guaranty losses.

Table 5: Changes in Combined Loss Reserves
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$22,526	$26,332	$23,835	$28,590
Benefit for credit losses	(1,267)	(1,601)	(1,663)	(2,785)
Charge-offs	(704)	(828)	(1,766)	(2,131)
Recoveries	179	164	298	329
Other	8	22	38	86
Ending balance	$20,742	$24,089	$20,742	$24,089

	As of
	June 30,	December 31,
	2017	2016
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$20,553	$23,639
Multifamily	189	196
Total	$20,742	$23,835
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	0.72%	0.83%
Multifamily	0.07	0.08
Combined loss reserves as a percentage of:
Total guaranty book of business	0.66%	0.77%
Recorded investment in nonaccrual loans	55.06	53.62
The amount of our provision or benefit for credit losses may vary from period to period based on a number of factors, such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, the types and volumes of our loss mitigation activities, the volume of foreclosures completed, and redesignations of loans from HFI to HFS. In addition, our provision or benefit for credit losses and our combined loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
The following factors contributed to our benefit for credit losses in the second quarter and first half of 2017:

•
Actual and forecasted home prices increased in the period. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our combined loss reserves and provision for credit losses.

Fannie Mae Second Quarter 2017 Form 10-Q	18

MD&A | Consolidated Results of Operations

•
We redesignated certain reperforming and nonperforming single-family loans from HFI to HFS during the period as we no longer intend to hold them to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value via a charge-off to the allowance for loan losses. Amounts recorded in the allowance related to the loans exceeded the amount charged off, contributing to the benefit for credit losses.

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

Table 6: Troubled Debt Restructurings and Nonaccrual Loans
	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
TDRs on accrual status:
Single-family	$123,183	$127,353
Multifamily	95	141
Total TDRs on accrual status	$123,278	$127,494
Nonaccrual loans:
Single-family	$37,331	$44,047
Multifamily	341	403
Total nonaccrual loans	$37,672	$44,450
Accruing on-balance sheet loans past due 90 days or more(1)	$304	$402

	For the Six Months
	Ended June 30,
	2017	2016
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$1,781	$2,345
Interest income recognized for the period(3)	2,886	3,103
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

Fannie Mae Second Quarter 2017 Form 10-Q	19

MD&A | Consolidated Results of Operations

Credit Loss Performance Metrics
Our credit-related income (expense) should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within generally accepted accounting principles (“GAAP”) and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonaccrual loans and TDRs, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 7 displays the components of our credit loss performance metrics as well as our single-family and multifamily initial charge-off severity rates.

Table 7: Credit Loss Performance Metrics
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2017			2016			2017			2016
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$525	6.7	bps	$664	8.8	bps	$1,468	9.4	bps	$1,802	11.8	bps
Foreclosed property expense	34	0.4		63	0.8		251	1.6		397	2.6
Credit losses including the effect of fair value losses on acquired credit-impaired loans	559	7.1		727	9.6		1,719	11.0		2,199	14.4
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(2)	61	0.8		90	1.1		122	0.8		190	1.3
Credit losses and credit loss ratio	$620	7.9	bps	$817	10.7	bps	$1,841	11.8	bps	$2,389	15.7	bps
Credit losses attributable to:
Single-family	$618			$812			$1,839			$2,381
Multifamily	2			5			2			8
Total	$620			$817			$1,841			$2,389
Single-family initial charge-off severity rate(3)		13.6%			17.3%			15.9%			21.4%
Multifamily initial charge-off severity rate(3)(4)		—%			1.0%			—%			12.3%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with real estate owned (“REO”) after initial acquisition through final disposition. The single-family rate includes charge-offs pursuant to the provisions of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” and charge-offs of property tax and insurance receivables, while it excludes charge-offs from short sales and third-party sales. Multifamily rate is net of risk sharing agreements.

(4)	Reflects two loans in the second quarter of 2017 and three loans in the first half of 2017 that were foreclosed without any credit losses.

Fannie Mae Second Quarter 2017 Form 10-Q	20

MD&A | Consolidated Results of Operations

Credit losses and our credit loss ratio decreased in the second quarter and first half of 2017 compared with the second quarter and first half of 2016 primarily due to lower charge-offs as a result of lower delinquencies.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”
Table 8 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.

Table 8: Credit Loss Concentration Analysis
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses(2)
	As of			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30,	December 31,	June 30,
	2017	2016	2016	2017	2016	2017	2016
Geographical Distribution:
California	19%	19%	20%	12%	1%	9%	2%
Florida	6	6	6	14	4	13	8
Illinois	4	4	4	10	8	9	8
New Jersey	4	4	4	14	19	13	18
New York	5	5	5	9	19	11	22
All other states	62	62	61	41	49	45	42
Select higher-risk product features(3)	21	21	22	73	57	62	58
Vintages:(4)
2004 and prior	4	5	5	3	16	10	17
2005 - 2008	7	8	9	69	59	67	65
2009 - 2017	89	87	86	28	25	23	18
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

(3)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original LTV ratios greater than 90% and loans with FICO® scores less than 620.

(4)
Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.

As shown in Table 8, the majority of our credit losses for the second quarter and first half of 2017 continued to be driven by loans originated in 2005 through 2008. The percentage of our credit losses in California and Florida were higher in the second quarter and the first half of 2017 compared with the second quarter and first half of 2016 because a large portion of the reperforming loans that were redesignated as HFS and charged-off in the second quarter and first half of 2017 related to properties in those states. We provide more detailed single-family credit performance information, including serious delinquency rate share and foreclosure activity, in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management.”
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, in 2012, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” TCCA fees increased in the second quarter and first half of 2017 compared with the second quarter and first half of 2016 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.

Fannie Mae Second Quarter 2017 Form 10-Q	21

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 9: Summary of Condensed Consolidated Balance Sheets
	As of
	June 30,	December 31,
	2017	2016	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$46,124	$55,639	$(9,515)
Restricted cash	30,999	36,953	(5,954)
Investments in securities(1)	45,682	48,925	(3,243)
Mortgage loans:
Of Fannie Mae	185,635	207,190	(21,555)
Of consolidated trusts	2,960,179	2,896,028	64,151
Allowance for loan losses	(20,399)	(23,465)	3,066
Mortgage loans, net of allowance for loan losses	3,125,415	3,079,753	45,662
Deferred tax assets, net	31,402	33,530	(2,128)
Other assets	29,608	33,168	(3,560)
Total assets	$3,309,230	$3,287,968	$21,262
Liabilities and equity
Debt:
Of Fannie Mae	$303,120	$327,097	$(23,977)
Of consolidated trusts	2,984,547	2,935,219	49,328
Other liabilities	17,846	19,581	(1,735)
Total liabilities	3,305,513	3,281,897	23,616
Equity	3,717	6,071	(2,354)
Total liabilities and equity	$3,309,230	$3,287,968	$21,262
__________

(1)	Includes $32.4 billion as of June 30, 2017 and $32.3 billion as of December 31, 2016 of U.S. Treasury securities that are included in our other investments portfolio.
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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by servicers of loans backing consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of June 30, 2017 compared with the balance as of December 31, 2016 primarily as a result of a decrease in prepayments received on mortgage loans in June 2017 compared with prepayments received in December 2016.

Fannie Mae Second Quarter 2017 Form 10-Q	22

MD&A | Consolidated Balance Sheet Analysis

Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 10 displays the fair value of our investments in trading and available-for-sale mortgage-related securities. We classify private-label securities as Alt-A, subprime or commercial mortgage-backed securities (“CMBS”) if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty.

Table 10: Summary of Mortgage-Related Securities at Fair Value
	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$6,549	$7,323
Other agency	2,401	2,605
Alt-A and subprime private-label securities	2,755	3,345
CMBS	275	1,580
Mortgage revenue bonds	874	1,293
Other mortgage-related securities	410	462
Total	$13,264	$16,608
The decrease in mortgage-related securities at fair value from December 31, 2016 to June 30, 2017 was primarily driven by liquidations and sales of securities.
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of June 30, 2017 and December 31, 2016.
Mortgage Loans and Allowance for Loan Losses
The increase in mortgage loans, net of allowance, from December 31, 2016 to June 30, 2017 was driven by an increase in mortgage loans of consolidated trusts as we continued to add to our guaranty book of business through securitization activity. Partially offsetting this was a decline in mortgage loans of Fannie Mae resulting from liquidations, portfolio securitizations and sales. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.”
The decrease in our allowance for loan losses from December 31, 2016 to June 30, 2017 was driven primarily by the redesignations of loans from HFI to HFS, liquidations and an increase in actual and forecasted home prices. See “Consolidated Results of Operations—Credit-Related Income (Expense)—Provision (Benefit) for Credit Losses” for more information.
Other Assets
The decrease in other assets from December 31, 2016 to June 30, 2017 was primarily driven by a decrease in advances to lenders as a result of lower lender funding needs. For additional information on our accounting policy for advances to lenders, refer to “Note 1, Summary of Significant Accounting Policies” in our 2016 Form 10-K.
Debt
Debt of Fannie Mae is the primary means of funding our mortgage acquisitions. Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 7, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.
The decrease in debt of Fannie Mae from December 31, 2016 to June 30, 2017 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. The increase in debt of consolidated trusts from

Fannie Mae Second Quarter 2017 Form 10-Q	23

MD&A | Consolidated Balance Sheet Analysis

December 31, 2016 to June 30, 2017 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our net equity decreased as of June 30, 2017 compared with December 31, 2016 due to our payments of senior preferred stock dividends to Treasury during the first half of 2017, partially offset by our comprehensive income recognized during the first half of 2017.

Retained Mortgage Portfolio
Our retained mortgage portfolio consists of mortgage loans and mortgage-related securities that we own and includes Fannie Mae MBS and non-Fannie Mae mortgage-related securities. Assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties are not included in our retained mortgage portfolio.
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury and FHFA’s additional cap, as described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2016 Form 10-K. We plan to reduce our retained mortgage portfolio to no more than the FHFA cap of $259.6 billion as of December 31, 2017, which also would be in compliance with the senior preferred stock purchase agreement cap of $288.4 billion. Table 11 displays the unpaid principal balance of our retained mortgage portfolio.

Table 11: Retained Mortgage Portfolio
	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Single-family:
Mortgage loans(1)	$163,411	$181,219
Reverse mortgages	28,047	29,443
Mortgage-related securities:
Agency securities(2)	34,874	25,667
Fannie Mae-wrapped reverse mortgage securities	7,064	7,420
Other Fannie Mae-wrapped securities	3,613	3,773
Private-label and other securities	4,009	4,980
Total single-family mortgage-related securities(3)	49,560	41,840
Total single-family mortgage loans and mortgage-related securities	241,018	252,502
Multifamily:
Mortgage loans(4)	5,736	9,407
Mortgage-related securities:
Agency securities(2)	7,985	7,693
CMBS	276	1,567
Mortgage revenue bonds	783	1,185
Total multifamily mortgage-related securities(5)	9,044	10,445
Total multifamily mortgage loans and mortgage-related securities	14,780	19,852
Total retained mortgage portfolio	$255,798	$272,354
__________

(1)
Includes single-family loans restructured in a TDR that were on accrual status of $103.5 billion and $119.4 billion as of June 30, 2017 and December 31, 2016, respectively, and single-family loans on nonaccrual status of $33.3 billion and $38.7 billion as of June 30, 2017 and December 31, 2016, respectively.

(2)	Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped reverse mortgage securities and other Fannie Mae-wrapped securities.

Fannie Mae Second Quarter 2017 Form 10-Q	24

MD&A | Retained Mortgage Portfolio

(3)	The fair value of these single-family mortgage-related securities was $51.6 billion and $42.9 billion as of June 30, 2017 and December 31, 2016, respectively.

(4)
Includes multifamily loans restructured in a TDR that were on accrual status of $89 million and $131 million as of June 30, 2017 and December 31, 2016, respectively, and multifamily loans on nonaccrual status of $171 million and $246 million as of June 30, 2017 and December 31, 2016, respectively.

(5)	The fair value of these multifamily mortgage-related securities was $9.7 billion and $11.2 billion as of June 30, 2017 and December 31, 2016, respectively.
In support of our loss mitigation strategy, we purchased $6.2 billion of loans from our single-family MBS trusts in the first half of 2017, the substantial majority of which were delinquent. See “Business—Mortgage Securitizations—Purchases of Loans from Our MBS Trusts” in our 2016 Form 10-K for more information relating to our purchases of loans from MBS trusts.
We primarily use our retained mortgage portfolio to: (1) provide liquidity to the mortgage market and (2) support our loss mitigation activities. Previously, we also used our retained mortgage portfolio for investment purposes.
Table 12 below separates the instruments within our retained mortgage portfolio by unpaid principal balance into three categories based on each instrument’s use. “Lender liquidity,” which includes balances related to our whole loan conduit activity, supports our efforts to provide liquidity to the Single-Family and Multifamily mortgage markets. “Loss mitigation” supports our loss mitigation efforts through the purchase of delinquent loans from MBS trusts. “Other” represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of reverse mortgage loans and Fannie Mae-wrapped reverse mortgage securities as of June 30, 2017 and December 31, 2016.

Table 12: Retained Mortgage Portfolio Profile
	As of
	June 30, 2017				December 31, 2016
	Single-Family	Multifamily	Total	% of Mortgage Credit Book of Business	Single-Family	Multifamily	Total	% of Mortgage Credit Book of Business
	(Dollars in millions)
Lender liquidity	$49,956	$7,985	$57,941	2%	$36,272	$7,694	$43,966	2%
Loss mitigation	141,973	260	142,233	4	164,028	376	164,404	5
Other	49,089	6,535	55,624	2	52,202	11,782	63,984	2
Total	$241,018	$14,780	$255,798	8%	$252,502	$19,852	$272,354	9%

Mortgage Credit Book of Business
Table 13 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 92% of our mortgage credit book of business as of June 30, 2017 and December 31, 2016. While our mortgage credit book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Fannie Mae Second Quarter 2017 Form 10-Q	25

MD&A | Mortgage Credit Book of Business

Table 13: Composition of Mortgage Credit Book of Business
	As of
	June 30, 2017			December 31, 2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,865,372	$244,701	$3,110,073	$2,838,086	$229,896	$3,067,982
Unconsolidated Fannie Mae MBS, held by third parties(2)	7,014	1,096	8,110	7,795	1,159	8,954
Other credit guarantees(3)	2,004	12,628	14,632	2,193	13,142	15,335
Guaranty book of business	$2,874,390	$258,425	$3,132,815	$2,848,074	$244,197	$3,092,271
Other agency mortgage-related securities(4)	2,286	—	2,286	2,500	—	2,500
Other mortgage-related securities(5)	4,009	1,059	5,068	4,980	2,752	7,732
Mortgage credit book of business	$2,880,685	$259,484	$3,140,169	$2,855,554	$246,949	$3,102,503
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,831,398	$257,129	$3,088,527	$2,802,572	$242,834	$3,045,406
Government Guaranty Book of Business(7)	$42,992	$1,296	$44,288	$45,502	$1,363	$46,865
__________

(1)
Consists of mortgage loans and Fannie Mae MBS recognized in our condensed consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(2)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Consists of single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(4)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(5)	Primarily includes mortgage revenue bonds, Alt-A and subprime private-label securities, and CMBS.

(6)	Consists of mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(7)	Consists of mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In February 2017, we paid $268 million to the funds based on our new business purchases in 2016. Our new business purchases were $270.9 billion in the first half of 2017. Accordingly, we recognized an expense of $114 million related to this obligation for the first half of 2017. We expect to pay this amount, plus additional amounts to be accrued based on our new business purchases in the second half of 2017, to the funds on or before March 1, 2018. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Affordable Housing Allocations” in our 2016 Form 10-K for more information regarding this obligation.

Fannie Mae Second Quarter 2017 Form 10-Q	26

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
Single-Family Business
Single-Family Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.6% on an annualized basis in the second quarter of 2017, compared with an increase of 1.2% in the first quarter of 2017. The overall economy gained an estimated 2.2 million non-farm jobs in the second quarter of 2017. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in June 2017, the economy created an estimated 581,000 non-farm jobs. The unemployment rate was 4.4% in June 2017, compared with 4.5% in March 2017.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $10.3 trillion of single-family debt outstanding, was estimated to be approximately $11.5 trillion as of March 31, 2017 (the latest date for which information is available) and December 31, 2016.
We forecast that total originations in the U.S. single-family mortgage market in 2017 will decrease from 2016 levels by approximately 20% from an estimated $2.05 trillion in 2016 to $1.65 trillion in 2017, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $991 billion in 2016 to $566 billion in 2017.
Housing sales remained relatively flat in the second quarter of 2017 compared with the first quarter of 2017. Total existing home sales averaged 5.6 million units annualized in the first and second quarter of 2017, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 4.0% of existing home sales in June 2017, compared with 6.0% in March 2017 and June 2016. According to the U.S. Census Bureau, new single-family home sales decreased during the second quarter of 2017, averaging an annualized rate of 597,000 units, a 3.2% decrease from the first quarter of 2017.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes were each below their historical average at the end of the second quarter of 2017. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.4 months as of June 30, 2017, compared with 5.0 months as of March 31, 2017. According to the National Association of REALTORS®, the months’ supply of existing unsold homes was 4.3 months as of June 30, 2017, compared with 3.8 months as of March 31, 2017.
The overall mortgage market serious delinquency rate fell to 2.8% as of March 31, 2017 (the latest date for which information is available), according to the Mortgage Bankers Association’s National Delinquency Survey, compared with 3.3% as of March 31, 2016. We provide information about Fannie Mae’s serious delinquency rate in “Single-Family Mortgage Credit Risk Management” below.
Based on our home price index, we estimate that home prices on a national basis increased by 2.6% in the second quarter of 2017 and by 3.7% in the first half of 2017, following increases of 5.8% in 2016, 4.6% in 2015 and 4.2% in 2014. We estimate that, in the second quarter of 2017, home prices on a national basis surpassed

Fannie Mae Second Quarter 2017 Form 10-Q	27

MD&A | Business Segments

the peak previously reached in the third quarter of 2006 for the first time, exceeding the previous 2006 peak by an estimated 2.4%. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Thirty-year fixed-rate mortgage rates ended the quarter at 3.88% for the week of June 30, 2017, down from 4.14% for the week of March 31, 2017, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-Family Business Metrics

Table 14: Single-Family Business Key Performance Data
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$120,724	$132,086	$248,515	$233,883
Single-family Fannie Mae MBS outstanding, at end of period	$2,713,903	$2,628,583	$2,713,903	$2,628,583
Portfolio Data
Single-family retained mortgage portfolio, at end of period	$241,018	$291,709	$241,018	$291,709
Credit Guaranty Activity
Average single-family guaranty book of business(1)	$2,870,396	$2,821,243	$2,862,955	$2,824,069
Average charged guaranty fee on single-family guaranty book of business:(2)
Fee, net of TCCA fees (in basis points)(3)	42.1	40.7	41.9	40.5
Total fee (in basis points)	49.4	47.2	49.2	46.9
Average charged guaranty fee on new single-family acquisitions:(4)
Fee, net of TCCA fees (in basis points)(3)	48.0	47.2	48.3	48.1
Total fee (in basis points)	58.0	57.2	58.3	58.1
Single-family credit loss ratio (in basis points)(5)	8.6	11.5	12.8	16.9
Single-family serious delinquency rate, at end of period(6)	1.01%	1.32%	1.01%	1.32%
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

(2)
Calculated based on the average guaranty fee rate for our single-family guaranty arrangements outstanding during the period plus the recognition of any upfront cash payments over an estimated average life.

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

(5)	Calculated based on single-family segment credit losses divided by the average single-family guaranty book of business.

(6)
Calculated based on the number of single-family conventional loans that are 90 days or more past due or in the foreclosure process, divided by the number of loans in our single-family conventional guaranty book of business.

Our single-family Fannie Mae MBS issuances decreased in the second quarter of 2017 compared with the second quarter of 2016, driven primarily by a decrease in refinance activity partially offset by an increase in our acquisition of home purchase mortgage loans in the second quarter of 2017.
Our single-family Fannie Mae MBS issuances increased in the first half of 2017 compared with the first half of 2016, driven primarily by an increase in our acquisition of home purchase mortgage loans partially offset by a decrease in refinance activity in the first half of 2017.

Fannie Mae Second Quarter 2017 Form 10-Q	28

MD&A | Business Segments

Single-Family Business Financial Results

Table 15: Single-Family Business Financial Results
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
	(Dollars in millions)
Net interest income(1)	$4,366	$4,730	$(364)	$9,122	$8,975	$147
Fee and other income	111	78	33	187	145	42
Net revenues	4,477	4,808	(331)	9,309	9,120	189
Investment gains, net	321	280	41	271	336	(65)
Fair value losses, net	(685)	(1,679)	994	(697)	(4,529)	3,832
Administrative expenses	(600)	(597)	(3)	(1,201)	(1,206)	5
Credit-related income(2)	1,223	1,535	(312)	1,407	2,363	(956)
TCCA fees(1)	(518)	(453)	(65)	(1,021)	(893)	(128)
Other expenses, net	(155)	(252)	97	(411)	(498)	87
Income before federal income taxes	4,063	3,642	421	7,657	4,693	2,964
Provision for federal income taxes	(1,401)	(1,254)	(147)	(2,653)	(1,643)	(1,010)
Net income	$2,662	$2,388	$274	$5,004	$3,050	$1,954
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit for credit losses and foreclosed property expense.
Single-family net income increased in the second quarter and first half of 2017 compared with the second quarter and first half of 2016. The increase in net income in the second quarter of 2017 compared with the second quarter of 2016 was primarily due to lower fair value losses, partially offset by lower net interest income and lower credit-related income. The increase in net income in the first half of 2017 compared with the first half of 2016 was primarily due to lower fair value losses, partially offset by lower credit-related income.
Single-family net interest income decreased in the second quarter of 2017 compared with the second quarter of 2016, primarily due to a decline in the average balance of our retained mortgage portfolio partially offset by a slight increase in single-family guaranty fee income. Single-family net interest income increased in the first half of 2017 compared with the first half of 2016 due to an increase in single-family guaranty fee income, which was partially offset by a decline in the average balance of our retained mortgage portfolio. The drivers of net interest income for the single-family segment are consistent with the drivers of net interest income reported in our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Net Interest Income” for more information on the drivers of our net interest income.
Fair value losses decreased in the second quarter and first half of 2017 compared with the second quarter and first half of 2016. The fair value losses that are reported for the single-family segment are consistent with the fair value losses reported in our condensed consolidated statements of operations and comprehensive income. We discuss our fair value gains and losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
We recognized lower single-family credit-related income in the second quarter and first half of 2017 compared with the second quarter and first half of 2016. Credit-related income in the second quarter and first half of 2017 was driven by an increase in actual and forecasted home prices and the redesignation of loans from HFI to HFS. Credit-related income in the second quarter and first half of 2016 was primarily attributable to an increase in home prices and a decline in actual and projected mortgage interest rates. See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on the drivers of our credit-related income.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of five primary components:

•	our acquisition and servicing policies along with our underwriting and servicing standards;

Fannie Mae Second Quarter 2017 Form 10-Q	29

MD&A | Business Segments

•	the transfer of credit risk through credit risk transfer transactions and the use of credit enhancements;

•	portfolio diversification and monitoring;

•	management of problem loans; and

•	real estate owned (“REO”) management.
This section updates our discussion of single-family mortgage credit risk management in our 2016 Form 10-K in “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management.” For additional information on how we manage risk, see “MD&A—Risk Management” and “Risk Factors” in our 2016 Form 10-K.
The single-family credit statistics we focus on and report below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. We exclude from these credit statistics approximately 1% of our single-family conventional guaranty book of business for which our loan level information is incomplete as of June 30, 2017 and December 31, 2016. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. We rely on a combination of data verification tools we make available to lenders and lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2016 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations. We provide information on non-Fannie Mae mortgage-related securities held in our portfolio in “Note 5, Investments in Securities.”
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
For an overview and additional information on our quality control process, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2016 Form 10-K.
Recent Changes
Desktop Underwriter® (DU®), our proprietary automated underwriting system, is used by mortgage lenders for a comprehensive assessment of a borrower’s loan application. In July 2017, we implemented a number of changes to DU, including the following.
Debt-to-income ratio assessment update. DU’s risk assessment is a model-based assessment of a borrower’s willingness and ability to repay the loan. DU also includes eligibility overlays that can deem the loan ineligible for delivery to us, regardless of the result from the model-based assessment. Under the prior version of DU, loans with a debt-to-income ratio between 45% and 50% that received an “Approve” recommendation from DU’s risk assessment were ineligible for delivery to us unless the loan also had certain compensating factors. Under the current version of DU, this eligibility overlay has been removed; loans with a debt-to-income ratio between 45% and 50% that receive an “Approve” recommendation in DU are now eligible for delivery to us without the additional compensating factors noted above. This change was made possible by a re-estimation of the DU risk assessment that delivers a more accurate evaluation of loans in this debt-to-income ratio range.
We expect a small increase in the average risk of our monthly loan acquisitions as a result of this change. However, the risk associated with these acquisitions is still within the same risk tolerance threshold used in the prior version of DU that determined whether a loan received an “Approve” recommendation. Also, loans with debt-to-income ratios above 50% remain ineligible for delivery to us under the current version of DU.
Adjustable-rate mortgage LTV ratios. The maximum allowable LTV ratios for adjustable-rate mortgages were increased to align with fixed-rate mortgage maximum LTV ratios for all transaction, occupancy and property types, up to a maximum of 95%.
Self-employment income documentation. The criteria used by DU to determine the level of documentation required to verify a self-employed borrower’s income has been updated. This will increase the number of self-employed borrowers eligible to provide one year (instead of two years) of personal and business tax return documentation.

Fannie Mae Second Quarter 2017 Form 10-Q	30

MD&A | Business Segments

Repurchase Requests
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief as described below. We collectively refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. The unpaid principal balance of single-family loans that are subject to a repurchase request has declined significantly since we strengthened our underwriting standards in late 2008 and 2009, implemented changes to our quality control process in 2013 and implemented our revised representation and warranty framework described below. As of June 30, 2017, we had issued repurchase requests on approximately 0.10% of the $532.9 billion of unpaid principal balance of single-family loans delivered to us during the twelve months ended October 2016. Our total outstanding repurchase requests were $246 million as of June 30, 2017, compared with $303 million as of December 31, 2016.
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
As of June 30, 2017, approximately 52% of the outstanding loans in our single-family conventional guaranty book of business were acquired after January 1, 2013 and are subject to the revised representation and warranty framework, compared with 48% as of December 31, 2016. Table 16 below displays information regarding the relief status of single-family conventional loans, based only on payment history or the satisfactory conclusion of a full-file quality control review, delivered to us beginning in 2013 under the revised representation and warranty framework.

Table 16: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2017
	As of June 30, 2017
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$167,505	1,218,471	$395,852	2,146,402	$563,357	3,364,873
Remain eligible for relief	22,349	147,011	1,129,173	5,246,803	1,151,522	5,393,814
Are not eligible for relief	4,446	29,764	15,841	85,246	20,287	115,010
Total outstanding loans acquired since January 1, 2013	$194,300	1,395,246	$1,540,866	7,478,451	$1,735,166	8,873,697
As of June 30, 2017, approximately 38% of loans acquired under the revised representation and warranty framework had obtained relief, compared with 37% as of December 31, 2016. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus and timing of our quality control reviews to shortly after loan delivery. We also retain the right to review all loans, including reviews for any violations of “life of loan” representations and warranties.

Fannie Mae Second Quarter 2017 Form 10-Q	31

MD&A | Business Segments

Transfer of Mortgage Credit Risk: Single-Family Credit Risk Transfer Transactions
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
As of June 30, 2017, $798 billion in outstanding unpaid principal balance of our single-family loans, or 28% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction. During the first half of 2017, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $180 billion at the time of the transactions. Our CAS and CIRT transactions are our primary credit risk transfer transactions. In the first half of 2017, we paid $364 million on our outstanding CAS debt for the spread over LIBOR at the time of issuance of the debt and $84 million in CIRT premiums, compared with $231 million on CAS debt and $46 million in CIRT premiums in the first half of 2016. These amounts increased from the first half of 2016 to the first half of 2017 as we continue to transfer credit risk on a larger portion of our single-family book of business.
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
Table 17 displays the mortgage credit risk transferred to third parties and retained by Fannie Mae at the time of issuance and the outstanding reference pool balances as of June 30, 2017 pursuant to our single-family credit risk transfer transactions.

Table 17: Single-Family Credit Risk Transfer Transactions
Issuances from Inception to June 30, 2017
(Dollars in billions)
Senior	Fannie Mae(1)
	$1,000

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)	Initial Reference Pool(4)
	$1	$4	$24	*	$1,036

First Loss	Fannie Mae(1)		CAS(2)(5)	Lender Risk-Sharing(2)
	$5		$1	$1

Fannie Mae Second Quarter 2017 Form 10-Q	32

MD&A | Business Segments

Outstanding as of June 30, 2017
(Dollars in billions)
Senior	Fannie Mae(1)
	$767

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)	Outstanding Reference Pool(4)(6)
	$1	$4	$19	*	$798

First Loss	Fannie Mae(1)		CAS(2)(5)	Lender Risk-Sharing(2)
	$5		$1	$1
__________

*	Represents less than $500 million.

(1)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(2)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(3)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $4 billion outstanding as of June 30, 2017.

(4)	For CIRT and some lender risk-sharing transactions, “reference pool” reflects a pool of covered loans.

(5)	For CAS transactions, “First Loss” represents all B tranche balances.

(6)	For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans, as of June 30, 2017.
As shown in the outstanding balances in Table 17 above, we have designed our credit risk transfer transactions so that prepayment activity typically has a more substantial impact on the senior tranches retained by Fannie Mae than on the risk transferred to third parties. Principal payments on the underlying reference pool are first allocated between the senior tranches and then applied sequentially to the subordinate tranches. Losses are applied in reverse sequential order starting with the first loss tranche. For CAS transactions, all principal payments and losses are allocated pro rata between the sold notes and the portion we retain. The decreases in outstanding balances from issuance to June 30, 2017 in the senior and mezzanine tranches are the result of paydowns. Outstanding balances from issuance to June 30, 2017 in the first loss tranches decreased only slightly as the losses allocated to those tranches were insignificant.
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
We continue to explore ways to innovate and improve our credit risk transfer programs. As part of this continued innovation, we announced a proposed new structure that would enhance our CAS program by structuring our CAS offerings as notes issued by trusts that qualify as real estate mortgage investment conduits. This proposed enhancement to our CAS program is designed to promote the continued growth of the market by expanding the potential investor base for these securities, making the program more attractive to real estate investment trust investors, as well as certain other investors, and limiting investor exposure to Fannie Mae counterparty risk.

Fannie Mae Second Quarter 2017 Form 10-Q	33

MD&A | Business Segments

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
Table 18 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business by acquisition period.

Table 18: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period
	As of June 30, 2017
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate
2009-2017 acquisitions, excluding HARP and other Refi Plus loans	75%	57%	* %	0.22%
HARP loans(4)	8	72	7	1.06
Other Refi Plus loans(5)	6	43	*	0.41
2005-2008 acquisitions	7	69	10	5.57
2004 and prior acquisitions	4	41	1	2.65
Total single-family conventional guaranty book of business	100%	58%	1%	1.01%
__________

*	Represents less than 0.5%.

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of June 30, 2017.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of June 30, 2017.

(4)
HARP loans, which we began to acquire in 2009, have LTV ratios at origination in excess of 80%. Some borrowers for HARP loans may have lower FICO credit scores and may provide less documentation than we would otherwise require. As of June 30, 2017, HARP loans had a weighted average FICO credit score at origination of 726 compared with 745 for loans in our single-family book of business overall.

(5)	Other Refi Plus loans, which we began to acquire in 2009, includes all other Refi Plus loans that are not HARP loans.

Fannie Mae Second Quarter 2017 Form 10-Q	34

MD&A | Business Segments

Table 19 displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 19: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Original LTV ratio:(5)
<= 60%	17%	19%	19%	19%	21%	21%
60.01% to 70%	12	14	13	14	14	14
70.01% to 80%	39	39	39	39	38	38
80.01% to 90%	13	12	12	12	11	11
90.01% to 100%	19	16	17	16	13	12
Greater than 100%	*	*	*	*	3	4
Total	100%	100%	100%	100%	100%	100%
Weighted average	76%	75%	75%	75%	75%	75%
Average loan amount	$225,194	$230,416	$223,305	$225,443	$164,659	$163,200
Estimated mark-to-market LTV ratio:(6)
<= 60%					53%	49%
60.01% to 70%					19	19
70.01% to 80%					16	17
80.01% to 90%					8	9
90.01% to 100%					3	4
Greater than 100%					1	2
Total					100%	100%
Weighted-average					58%	60%
Product type:
Fixed-rate:(7)
Long-term	84%	82%	82%	81%	79%	77%
Intermediate-term	13	17	15	17	16	17
Interest-only	—	—	—	—	*	*
Total fixed-rate	97	99	97	98	95	94
Adjustable-rate:
Interest-only	—	—	—	—	1	1
Other ARMs	3	1	3	2	4	5
Total adjustable-rate	3	1	3	2	5	6
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	98%	97%	98%	97%	97%
2-4 units	3	2	3	2	3	3
Total	100%	100%	100%	100%	100%	100%

Fannie Mae Second Quarter 2017 Form 10-Q	35

MD&A | Business Segments

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Property type:
Single-family homes	90%	90%	90%	90%	91%	91%
Condo/Co-op	10	10	10	10	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	88%	90%	89%	90%	88%	88%
Second/vacation home	5	4	4	4	4	4
Investor	7	6	7	6	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(8)	* %	* %	* %	* %	2%	2%
620 to < 660	5	4	5	5	5	5
660 to < 700	13	12	13	13	12	12
700 to < 740	23	21	23	21	20	20
>= 740	59	63	59	61	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	745	749	745	747	745	745
Loan purpose:
Purchase	61%	47%	53%	47%	37%	35%
Cash-out refinance	20	18	22	19	20	20
Other refinance	19	35	25	34	43	45
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	14%	14%	14%	15%	15%
Northeast	13	13	14	13	18	18
Southeast	24	21	23	21	22	22
Southwest	21	20	20	20	17	17
West	28	32	29	32	28	28
Total	100%	100%	100%	100%	100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 6% of our single-family conventional guaranty book of business as of June 30, 2017 and December 31, 2016. See “Business—Legislation and Regulation—Charter Act” and “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring—Jumbo-Conforming and High-Balance Loans” in our 2016 Form 10-K for information on our loan limits.

(5)
The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

Fannie Mae Second Quarter 2017 Form 10-Q	36

MD&A | Business Segments

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

Our acquisitions in the first half of 2017 continued to have a strong credit profile with a weighted average original LTV ratio of 75% and a weighted average FICO credit score at origination of 745. As shown in the table above, the first half of 2017 had a higher proportion of acquisitions consisting of home purchase loans than refinance loans compared with the first half of 2016. The shift toward home purchase loans drove up the proportion of our acquisitions consisting of loans with a weighted average original LTV ratio over 90%, as home purchase loans tend to have less equity than refinance loans. Additionally, lower refinancing activity led to a lower weighted average FICO credit score at origination during the first half of 2017.
The credit profile of our future acquisitions will depend on many factors. For example, if a higher proportion of our future acquisitions consists of home purchase loans and we acquire lower volumes of refinance loans in future periods, the loans we acquire in those periods may have a higher weighted average original LTV ratio and a lower weighted average FICO credit score at origination than our acquisitions in recent periods. Other factors that may affect the credit profile of our future acquisitions include: our future guaranty fee pricing and our competitors’ pricing, and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, the Federal Housing Administration and the U.S. Department of Veteran Affairs; changes in interest rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; government policy; market and competitive conditions; and the volume and characteristics of HARP and high LTV refinance loans we acquire in the future. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions.
In August 2016, FHFA directed us and Freddie Mac to implement a new high LTV refinance offering aimed at borrowers who are making their mortgage payments on time and whose current LTV ratio exceeds a specified amount. FHFA has informed us that they currently expect the new high LTV refinance offering will be available for borrowers whose loans were originated on or after a future date to be determined by FHFA and who meet other eligibility requirements. We continue to work with FHFA and Freddie Mac on the details regarding this offering and the timing of implementation.
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

Fannie Mae Second Quarter 2017 Form 10-Q	37

MD&A | Business Segments

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
Problem Loan Statistics
Table 20 displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business.

Table 20: Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2017	December 31, 2016	June 30, 2016
Delinquency status:
30 to 59 days delinquent	1.32%	1.51%	1.42%
60 to 89 days delinquent	0.34	0.41	0.36
Seriously delinquent (“SDQ”)	1.01	1.20	1.32
Percentage of SDQ loans that have been delinquent for more than 180 days	61%	59%	68%
Percentage of SDQ loans that have been delinquent for more than two years	20	21	27

	For the Six Months Ended June 30,
	2017	2016
Single-family SDQ loans (number of loans):
Beginning balance	206,549	267,174
Additions	116,271	119,519
Removals:
Modifications and other loan workouts	(38,515)	(40,645)
Liquidations and sales	(45,295)	(58,889)
Cured or less than 90 days delinquent	(64,860)	(61,569)
Total removals	(148,670)	(161,103)
Ending balance	174,150	225,590
Our single-family serious delinquency rate was 1.01% as of June 30, 2017, compared with 1.20% as of December 31, 2016. The decrease in our serious delinquency rate in the first half of 2017 was primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance and nonperforming loan sales.
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

Fannie Mae Second Quarter 2017 Form 10-Q	38

MD&A | Business Segments

higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 7% of our single-family book of business as of June 30, 2017, but constituted 50% of our seriously delinquent single-family loans as of June 30, 2017 and drove 67% of our single-family credit losses in the first half of 2017. In addition, loans in certain states such as Florida, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
Table 21 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 21: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2017			December 31, 2016			June 30, 2016
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	6%	0.43%	19%	6%	0.50%	20%	5%	0.52%
Florida	6	10	1.51	6	10	1.89	6	11	2.27
New Jersey	4	8	2.49	4	8	3.07	4	9	3.88
New York	5	10	2.21	5	10	2.65	5	11	3.03
All other states	66	66	0.94	66	66	1.11	65	64	1.16
Product type:
Alt-A(2)	3	14	4.52	3	15	5.00	3	16	5.68
Vintages:
2004 and prior	4	25	2.62	5	26	2.82	5	26	2.82
2005-2008	7	50	5.73	8	51	6.39	9	54	6.73
2009-2017	89	25	0.32	87	23	0.36	86	20	0.34
Estimated mark-to-market LTV ratio:
<= 60%	53	39	0.64	49	33	0.70	49	31	0.71
60.01% to 70%	19	16	1.02	19	15	1.13	19	15	1.16
70.01% to 80%	16	15	1.16	17	16	1.31	16	15	1.45
80.01% to 90%	8	12	1.79	9	13	2.11	9	13	2.35
90.01% to 100%	3	7	2.98	4	9	2.99	4	9	3.92
Greater than 100%	1	11	10.05	2	14	10.44	3	17	10.54
Credit enhanced:(3)
Primary MI & other(4)	19	27	1.68	18	28	2.18	19	27	2.17
Credit risk transfer(5)	28	3	0.15	22	2	0.17	22	1	0.10
Non-credit enhanced	63	72	1.03	67	70	1.16	68	72	1.28
__________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
For a description of our Alt-A loan classification criteria, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2016 Form 10-K.

(3)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2017 was 37%.

(4)	Refers to loans included in an agreement used to reduce credit risk by requiring primary mortgage insurance, collateral,

Fannie Mae Second Quarter 2017 Form 10-Q	39

MD&A | Business Segments

letters of credit, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss. Excludes loans covered by credit risk transfer transactions unless such loans are also covered by primary mortgage insurance.

(5)
Refers to loans included in reference pools for credit risk transfer transactions, including loans in these transactions that are also covered by primary mortgage insurance. For Connecticut Avenue Securities and some lender risk-sharing transactions, this represents outstanding unpaid principal balance of the underlying loans on the single-family mortgage credit book, not the outstanding reference pool, as of the specified date. Loans included in our credit risk transfer transactions have all been acquired since 2012 and newer vintages typically have significantly lower delinquency rates than more seasoned loans.

Loan Workout Metrics
Our loan workouts reflect our home retention solutions, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure.
Our primary loan modification initiatives have included the Home Affordable Modification Program (“HAMP”), which had a December 31, 2016 application deadline, and our proprietary Standard and Streamlined Modification initiatives. In December 2016, we announced a new modification program, the Fannie Mae Flex Modification, which replaces both HAMP and our Standard and Streamlined Modification programs with a single modification program that leverages the lessons learned from the housing crisis. The Flex Modification program became available for our servicers to implement on March 1, 2017 and must be implemented by October 1, 2017. The program offers additional payment relief allowing forbearance of principal to an 80% mark-to-market LTV ratio for eligible borrowers and targeting a 20% payment reduction.
Table 22 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of June 30, 2017, there were approximately 28,200 loans in a trial modification period. For a description of our loan workout types, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” in our 2016 Form 10-K.

Table 22: Statistics on Single-Family Loan Workouts
	For the Six Months Ended June 30,
	2017		2016
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$6,878	41,467	$7,003	42,177
Repayment plans and forbearances completed(1)	524	3,703	395	2,825
Total home retention solutions	7,402	45,170	7,398	45,002
Foreclosure alternatives:
Short sales	881	4,280	1,214	5,887
Deeds-in-lieu of foreclosure	346	2,285	502	3,317
Total foreclosure alternatives	1,227	6,565	1,716	9,204
Total loan workouts	$8,629	51,735	$9,114	54,206
Loan workouts as a percentage of single-family guaranty book of business	0.60%	0.60%	0.65%	0.63%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of modifications completed in the first half of 2017 decreased compared with the first half of 2016, primarily due to a decline in the number of delinquent loans in the first half of 2017 compared with the first half of 2016.

Fannie Mae Second Quarter 2017 Form 10-Q	40

MD&A | Business Segments

Nonperforming Loan Sales
FHFA’s 2017 conservatorship scorecard includes an objective relating to reducing the number of our severely-aged delinquent loans, including through nonperforming loan sales. During the first half of 2017, we sold approximately 7,300 nonperforming loans with an aggregate unpaid principal balance of $1.3 billion. As of June 30, 2017, we had sold a total of approximately 47,300 nonperforming loans with an aggregate unpaid principal balance of $8.9 billion. We plan to complete additional nonperforming loan sales in the future.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 23 displays our foreclosure activity by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 23: Single-Family Foreclosed Properties
	For the Six Months
	Ended June 30,
	2017	2016
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	38,093	57,253
Acquisitions by geographic area:(2)
Midwest	4,712	6,978
Northeast	5,269	7,056
Southeast	6,530	9,907
Southwest	2,976	3,796
West	1,587	2,634
Total properties acquired through foreclosure(1)	21,074	30,371
Dispositions of REO	(27,796)	(41,643)
End of period inventory of single-family foreclosed properties (REO)(1)	31,371	45,981
Carrying value of single-family foreclosed properties (dollars in millions)	$3,545	$5,301
Single-family foreclosure rate(3)	0.25%	0.35%
REO net sales prices to unpaid principal balance(4)	75%	74%
Short sales net sales prices to unpaid principal balance(5)	75%	73%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 9 to “Table 19: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

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

The continued decrease in the number of our seriously delinquent single-family loans resulted in a reduction in the number of REO acquisitions in the first half of 2017 compared with the first half of 2016.
We continue to manage our REO inventory to appropriately control costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a

Fannie Mae Second Quarter 2017 Form 10-Q	41

MD&A | Business Segments

marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. As of June 30, 2017, approximately 39% of our REO properties were unable to be marketed, 23% of our REO properties were available for sale, 18% of our REO properties were pending sale settlement and 20% of our REO properties were pending appraisals and being prepared to be listed for sale.
Multifamily Business
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities.
Multifamily Mortgage Market Conditions and Outlook
National multifamily market fundamentals, which include factors such as vacancy rates and rents, exhibited improved results during the second quarter of 2017.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.3% as of June 30, 2017, down from 5.5% as of March 31, 2017. The national estimated multifamily vacancy rate remains below its average rate over the last 10 years.

•
Rents. Estimated multifamily rents increased during the second quarter of 2017 by an estimated 1.0%. Despite the recent moderating trend, because estimated multifamily rent growth has outpaced wage growth over the past few years, multifamily rental housing affordability has declined in recent years.

Despite the increase in new multifamily supply, estimated rent growth was positive during the second quarter of 2017, likely due to job growth and new household formations.
Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 28,000 units during the second quarter of 2017, according to preliminary data from Reis, Inc., compared with approximately 24,000 units during the first quarter of 2017.
As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. According to Dodge Data & Analytics, it is estimated that there will be approximately 422,000 new multifamily units completed in 2017. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a slowdown in national net absorption rates, occupancy levels and effective rents in the second half of 2017.

Fannie Mae Second Quarter 2017 Form 10-Q	42

MD&A | Business Segments

Multifamily Business Metrics

Table 24: Multifamily Business Key Performance Data
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Securitization Activity/New Business
Multifamily new business volume(1)	$12,297	$10,251	$29,676	$22,802
Multifamily units financed from new business volume	162,000	141,000	364,000	302,000
Other rental business volume(2)	$945	$—	$945	$—
Multifamily Fannie Mae MBS issuances(3)	$12,297	$10,183	$29,543	$22,734
Multifamily Fannie Mae structured securities issuances	$2,605	$2,851	$5,680	$5,584
Multifamily Fannie Mae MBS outstanding, at end of period(3)	$241,357	$201,680	$241,357	$201,680
Portfolio Data
Multifamily retained mortgage portfolio, at end of period	$14,780	$24,568	$14,780	$24,568
Credit Guaranty Activity
Average multifamily guaranty book of business(4)	$256,575	$222,969	$252,449	$219,786
Average charged guaranty fee rate on multifamily guaranty book of business (in basis points), at end of period	77.9	71.6	77.9	71.6
Multifamily credit loss ratio (in basis points)(5)	0.3	0.9	0.2	0.7
Multifamily serious delinquency rate, at end of period	0.04%	0.07%	0.04%	0.07%
Percentage of multifamily guaranty book of business with lender risk-sharing, at end of period	95%	93%	95%	93%
__________

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations), multifamily loans purchased, and credit enhancements provided during the period.

(2)	Consists of a transaction backed by a pool of single-family rental properties.

(3)	Excludes a transaction backed by a pool of single-family rental properties.

(4)
Our multifamily guaranty book of business consists of: (a) multifamily mortgage loans of Fannie Mae; (b) multifamily mortgage loans underlying Fannie Mae MBS; and (c) other credit enhancements that we provide on multifamily mortgage assets and relating to a transaction backed by a pool of single-family rental properties. It excludes non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(5)	Calculated based on Multifamily segment credit losses divided by the average multifamily guaranty book of business.
FHFA’s 2017 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $36.5 billion excluding certain targeted affordable and underserved market business segments. Approximately 52% of Fannie Mae’s multifamily new business and other rental volume of $30.6 billion for the first half of 2017 counted towards FHFA’s 2017 multifamily volume cap.

Fannie Mae Second Quarter 2017 Form 10-Q	43

MD&A | Business Segments

Multifamily Business Financial Results

Table 25: Multifamily Business Financial Results
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
	(Dollars in millions)
Net interest income	$636	$556	$80	$1,226	$1,080	$146
Fee and other income	242	96	146	415	232	183
Net revenues	878	652	226	1,641	1,312	329
Fair value gains (losses), net	(6)	12	(18)	(34)	49	(83)
Administrative expenses	(86)	(81)	(5)	(169)	(160)	(9)
Credit-related income(1)	10	3	7	5	25	(20)
Other income (expenses), net(2)	(72)	116	(188)	(157)	111	(268)
Income before federal income taxes	724	702	22	1,286	1,337	(51)
Provision for federal income taxes	(186)	(144)	(42)	(317)	(305)	(12)
Net income	$538	$558	$(20)	$969	$1,032	$(63)
__________

(1)	Consists of the benefit for credit losses and foreclosed property expense.

(2)	Consists of investment gains, gains on partnership investments and other income (expenses).
Multifamily net income remained relatively flat in the second quarter and first half of 2017 compared with the second quarter and first half of 2016, respectively. Multifamily net income in the second quarter and first half of 2017 and in the second quarter and first half of 2016 was primarily driven by net interest income, fee and other income, and other income (expenses).
Net interest income in all periods presented was primarily driven by guaranty fee income, which continued to increase as our multifamily guaranty book of business grew and loans with higher guaranty fees became a larger part of our book of business, while loans with lower guaranty fees continued to liquidate.
Fee and other income in all periods presented was primarily driven by yield maintenance fees resulting from prepayment activity.
Other income in the second quarter and first half of 2016 was driven by investment gains resulting from the sale of available-for-sale securities.
Multifamily Mortgage Credit Risk Management
This section updates our discussion of multifamily mortgage credit risk management in our 2016 Form 10-K in “MD&A—Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
We exclude from the multifamily credit statistics reported below the approximately 1% of our multifamily guaranty book of business for which our loan level information is incomplete as of June 30, 2017 and December 31, 2016.
Multifamily Acquisition Policy and Underwriting Standards
Our multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we have purchased, on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), and on other credit enhancements provided on multifamily mortgage assets, with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by Fannie Mae-approved lenders and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and other factors. Loans delivered to us by DUS lenders and their affiliates represented 98% of our multifamily guaranty book of business as of June 30, 2017, and 97% of our multifamily guaranty book of business as of December 31, 2016.
We use credit enhancement arrangements, primarily lender risk-sharing, for our multifamily loans. As of June 30, 2017, 95% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-

Fannie Mae Second Quarter 2017 Form 10-Q	44

MD&A | Business Segments

sharing, compared with 94% as of December 31, 2016. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of June 30, 2017 and December 31, 2016.
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
Table 26 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.

Table 26: Multifamily Guaranty Book of Business Key Risk Characteristics
	As of
	June 30, 2017	December 31, 2016	June 30, 2016
Weighted average original LTV ratio	67%	67%	66%
Original LTV ratio greater than 80%	2	2	2
Original DSCR less than or equal to 1.10	13	14	13
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 1% as of June 30, 2017, compared with approximately 2% as of December 31, 2016.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring, which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.04% as of June 30, 2017 and 0.05% as of December 31, 2016. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
REO Management
The number of multifamily foreclosed properties held for sale remained low at 14 properties with a carrying value of $90 million as of June 30, 2017, compared with 13 properties with a carrying value of $85 million as of December 31, 2016.

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

Fannie Mae Second Quarter 2017 Form 10-Q	45

MD&A | Liquidity and Capital Management

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
Our debt funding needs and debt funding activity may vary from quarter to quarter depending on market conditions and are influenced by anticipated liquidity needs, the size of our retained mortgage portfolio and our dividend payments to Treasury. See “Retained Mortgage Portfolio” for information about our retained mortgage portfolio and our requirement to reduce the size of our retained mortgage portfolio.

Fannie Mae Second Quarter 2017 Form 10-Q	46

MD&A | Liquidity and Capital Management

Fannie Mae Debt Funding Activity
Table 27 displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption.
The increase in our issuances and payoffs of short-term debt during the first half of 2017 compared with the first half of 2016 was driven by increased utilization of notes with overnight maturities. The decrease in our issuances and payoffs of long-term debt during the second quarter and first half of 2017 compared with the second quarter and first half of 2016 was primarily due to decreased funding needs, as well as declines in call activity due to a higher interest rate environment.

Table 27: Activity in Debt of Fannie Mae
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$162,311	$170,072	$313,695	$276,885
Weighted-average interest rate	0.78%	0.26%	0.65%	0.27%
Long-term:(1)
Amount	$5,914	$27,384	$19,022	$51,652
Weighted-average interest rate	2.81%	1.61%	2.44%	1.74%
Total issued:
Amount	$168,225	$197,456	$332,717	$328,537
Weighted-average interest rate	0.85%	0.45%	0.75%	0.50%
Paid off during the period:(2)
Short-term:
Amount	$169,440	$169,891	$318,186	$287,320
Weighted-average interest rate	0.68%	0.28%	0.58%	0.26%
Long-term:(1)
Amount	$23,424	$36,195	$39,296	$65,447
Weighted-average interest rate	4.52%	1.98%	3.59%	2.09%
Total paid off:
Amount	$192,864	$206,086	$357,482	$352,767
Weighted-average interest rate	1.14%	0.58%	0.91%	0.60%
__________

(1)
Includes credit risk-sharing securities issued under our CAS series. For additional information on our credit risk transfer transactions, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk: Single-Family Credit Risk Transfer Transactions.”

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

Fannie Mae Second Quarter 2017 Form 10-Q	47

MD&A | Liquidity and Capital Management

this facility was $15.0 billion as of June 30, 2017 and 2016. We had no borrowings outstanding under this line of credit as of June 30, 2017.
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
Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt, was 10% as of June 30, 2017 and 11% as of December 31, 2016. The weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.20% as of June 30, 2017 from 2.31% as of December 31, 2016.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 31% as of June 30, 2017 and 32% as of December 31, 2016. The weighted-average maturity of our outstanding debt that is maturing within one year was 129 days as of June 30, 2017, compared with 146 days as of December 31, 2016. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 57 months as of June 30, 2017, compared with approximately 56 months as of December 31, 2016.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $407.2 billion in 2017. As of June 30, 2017, our aggregate indebtedness totaled $304.1 billion, which was $103.1 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Fannie Mae Second Quarter 2017 Form 10-Q	48

MD&A | Liquidity and Capital Management

Table 28 displays information on our outstanding short-term and long-term debt based on its original contractual terms.

Table 28: Outstanding Short-Term Borrowings and Long-Term Debt(1)
	As of
	June 30, 2017			December 31, 2016
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$7	0.25%	—	$—	—%

Short-term debt:
Debt of Fannie Mae	—	$30,501	0.84%	—	$34,995	0.49%
Debt of consolidated trusts	—	511	0.91	—	584	0.48
Total short-term debt		$31,012	0.84%		$35,579	0.49%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2017 - 2030	$137,509	1.96%	2017 - 2030	$153,983	2.16%
Medium-term notes(3)	2017 - 2026	82,215	1.42	2017 - 2026	82,230	1.40
Other(4)	2017 - 2038	7,926	4.82	2017 - 2038	12,800	6.74
Total senior fixed		227,650	1.87		249,013	2.14
Senior floating:
Medium-term notes(3)	2017 - 2020	19,051	1.11	2017 - 2019	21,476	0.71
Connecticut Avenue Securities(5)	2023 - 2029	20,589	5.03	2023 - 2029	16,511	4.77
Other(6)	2020 - 2037	365	7.20	2020 - 2037	346	6.75
Total senior floating		40,005	3.14		38,333	2.48
Subordinated debentures	2019	4,870	9.93	2019	4,645	9.93
Secured borrowings(7)	2021 - 2022	94	1.60	2021 - 2022	111	1.44
Total long-term debt of Fannie Mae		272,619	2.20		292,102	2.31
Debt of consolidated trusts	2017 - 2056	2,984,036	2.78	2017 - 2056	2,934,635	2.57
Total long-term debt		$3,256,655	2.73%		$3,226,737	2.54%
Outstanding callable debt of Fannie Mae(8)		$79,044	2.08%		$77,257	1.89%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $1.0 billion and $1.8 billion as of June 30, 2017 and December 31, 2016, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

(5)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans in our single-family guaranty book of business to the investors in these securities, a portion of which is reported at fair value. For additional information on our credit risk transfer transactions, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk: Single-Family Credit Risk Transfer Transactions.”

(6)	Consists of structured debt instruments that are reported at fair value.

Fannie Mae Second Quarter 2017 Form 10-Q	49

MD&A | Liquidity and Capital Management

(7)	Represents remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(8)	Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date.
Cash and Other Investments Portfolio
Table 29 displays information on the composition of our cash and other investments portfolio. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, liquidity in the fixed income markets and our liquidity risk management framework and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio” in our 2016 Form 10-K for additional information on the risks associated with the assets in our cash and other investments portfolio.

Table 29: Cash and Other Investments Portfolio
	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Cash and cash equivalents	$16,904	$25,224
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,220	30,415
U.S. Treasury securities	32,418	32,317
Total cash and other investments	$78,542	$87,956
Cash Flows
Six Months Ended June 30, 2017. Cash and cash equivalents decreased by $8.3 billion from $25.2 billion as of December 31, 2016 to $16.9 billion as of June 30, 2017. The decrease was primarily driven by cash outflows from (1) the purchase of Fannie Mae MBS from third parties, (2) the redemption of funding debt, which outpaced issuances, due to lower funding needs, and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Six Months Ended June 30, 2016. Cash and cash equivalents increased by $8.9 billion from $14.7 billion as of December 31, 2015 to $23.6 billion as of June 30, 2016. The increase was primarily driven by cash inflows from (1) the sale of Fannie MBS to third parties, (2) proceeds from the repayments and sales of loans of Fannie Mae and (3) proceeds from the sale and liquidation of mortgage-related securities.
Partially offsetting these cash inflows were cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the acquisition of delinquent loans out of MBS trusts and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Credit Ratings
As of June 30, 2017, our credit ratings have not changed since we filed our 2016 Form 10-K. For additional information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2016 Form 10-K.
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. The deficit of our core capital over statutory minimum capital was $137.9 billion as of June 30, 2017 and $136.2 billion as of December 31, 2016. For more information on our minimum capital requirements, see “Note 14, Regulatory Capital Requirements” in our 2016 Form 10-K.

Fannie Mae Second Quarter 2017 Form 10-Q	50

MD&A | Liquidity and Capital Management

Capital Activity
Each quarter during the conservatorship, the Director of FHFA has directed us to make dividend payments to Treasury. Our second quarter 2017 dividend of $2.8 billion was declared by FHFA and subsequently paid by us on June 30, 2017.
The terms of our senior preferred stock provide for quarterly dividends to accumulate at a rate equal to our net worth less an applicable capital reserve amount. The capital reserve amount is $600 million for dividend periods in 2017, and will be reduced to zero on January 1, 2018. We will pay Treasury a dividend for the third quarter of 2017 of $3.1 billion by September 30, 2017 if our conservator declares a dividend in this amount before September 30, 2017. To the extent that these quarterly dividends are not paid, they will accumulate and be added to the liquidation preference of the senior preferred stock. This would not affect the amount of available funding from Treasury under the senior preferred stock purchase agreement.
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2017. The current aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion. Dividend payments we make to Treasury do not reduce the outstanding liquidation preference of the senior preferred stock, although we are permitted to pay down the liquidation preference of the senior preferred stock to the extent of any accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down.
While we had a positive net worth as of June 30, 2017 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement.
See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2016 Form 10-K for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” in our 2016 Form 10-K for a discussion of the risks relating to our limited and declining capital reserves and the dividend provisions of the senior preferred stock.

Off-Balance Sheet Arrangements
We enter into certain business arrangements to facilitate our statutory purpose of providing liquidity to the secondary mortgage market and to reduce our exposure to interest rate fluctuations. Some of these arrangements are not recorded in our condensed consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements result primarily from: our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments over which we do not have control; liquidity support transactions; and partnership interests. For a description of our off-balance sheet arrangements, see “MD&A—Off-Balance Sheet Arrangements” in our 2016 Form 10-K.
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $22.7 billion as of June 30, 2017 and $24.3 billion as of December 31, 2016. Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $9.9 billion as of June 30, 2017 and $10.4 billion as of December 31, 2016.

Fannie Mae Second Quarter 2017 Form 10-Q	51

MD&A | Risk Management

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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 40% of our single-family guaranty book of business as of June 30, 2017, compared with approximately 39% as December 31, 2016. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 17% of our single-family guaranty book of business as of June 30, 2017 and December 31, 2016.
Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 47% of our multifamily guaranty book of business as of June 30, 2017 and December 31, 2016. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business as of June 30, 2017 and December 31, 2016.
A large portion of our single-family guaranty book is serviced by non-depository servicers. As of June 30, 2017, 16% of our total single-family guaranty book of business, including 52% of our delinquent single-family loans, was serviced by our five largest non-depository servicers, compared with 16% of our total single-family guaranty book of business, including 51% of our delinquent single-family loans, as of December 31, 2016. Compared with depository financial institutions, non-depository servicers pose additional risks to us because non-depository

Fannie Mae Second Quarter 2017 Form 10-Q	52

MD&A | Risk Management

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
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 34% of our single-family business acquisition volume in the first half of 2017, compared with approximately 28% in the first half of 2016. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 16% of our single-family business acquisition volume in the first half of 2017, compared with approximately 13% in the first half of 2016.
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
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 30 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties, excluding insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of June 30, 2017 and December 31, 2016. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. As of June 30, 2017 and December 31, 2016, less than 1% of our total risk in force mortgage insurance coverage was pool insurance. In addition, approximately 1% of our total insurance in force mortgage insurance coverage was pool insurance as of June 30, 2017 and December 31, 2016.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we expect to receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. The amount by which our estimated benefit from mortgage insurance reduced our total combined loss reserves was $1.1 billion as of June 30, 2017 and $1.4 billion as of December 31, 2016.

Fannie Mae Second Quarter 2017 Form 10-Q	53

MD&A | Risk Management

Table 30: Mortgage Insurance Coverage
	Risk in Force(1)		Insurance in Force(2)
	As of		As of		Deferred
	June 30,	December 31,	June 30,	December 31,	Payment
	2017	2016	2017	2016	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
Arch Capital Group Ltd.:(6)
United Guaranty Residential Insurance Co.	$26,473	$27,161	$101,490	$104,418
Arch Mortgage Insurance Co.	7,738	6,059	30,596	23,998
Total Arch Capital Group Ltd.	34,211	33,220	132,086	128,416
Radian Guaranty, Inc.	27,054	25,866	105,103	100,626
Mortgage Guaranty Insurance Corp.	25,304	24,662	98,131	95,431
Genworth Mortgage Insurance Corp.	19,334	18,573	76,100	73,075
Essent Guaranty, Inc.	12,843	11,213	51,557	45,053
National Mortgage Insurance Corp.	5,312	4,388	24,678	21,209
Others	298	282	1,822	1,724
Total approved	124,356	118,204	489,477	465,534
Not approved:(5)
PMI Mortgage Insurance Co.(7)	3,375	3,790	13,465	15,112	28.5%
Republic Mortgage Insurance Co.(7)	2,756	3,104	10,689	12,043	—
Triad Guaranty Insurance Corp.(7)	994	1,106	3,569	3,975	25.0%
Others	10	11	32	34
Total not approved	7,135	8,011	27,755	31,164
Total	$131,491	$126,215	$517,232	$496,698
Total as a percentage of single-family guaranty book of business	5%	4%	18%	17%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in its state of domicile. As of June 30, 2017, we had an aggregate unpaid issued deferred payment obligation of $934 million from PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corporation. We reserve for any unpaid amounts for which collectability is uncertain.

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
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $926 million recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2017 and $1.0 billion as of December 31, 2016 related to amounts

Fannie Mae Second Quarter 2017 Form 10-Q	54

MD&A | Risk Management

claimed on insured, defaulted loans excluding government insured loans. Of this amount, $106 million as of June 30, 2017 and $141 million as of December 31, 2016 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $612 million as of June 30, 2017 and $638 million as of December 31, 2016. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of June 30, 2017 and December 31, 2016.
Credit Insurance Risk Transfer Counterparties
In a CIRT transaction, we shift a portion of the credit risk on a reference pool of mortgage loans to credit insurers or reinsurers. As of June 30, 2017, our single-family CIRT counterparties had a maximum liability to us of $4.3 billion. A portion of these counterparties’ obligation is collateralized with highly-rated liquid assets held in a trust account. As of June 30, 2017, $1.2 billion in assets securing these counterparties’ obligations were held in a trust account. Our credit risk exposure to our CIRT counterparties is concentrated. Our top five single-family CIRT counterparties had a maximum liability to us of $2.7 billion (representing 62% of our total CIRT coverage) as of June 30, 2017, compared to $2.1 billion (70% of our total CIRT coverage) as of December 31, 2016. Our single-family CIRT transactions are described in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2016 Form 10-K.
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $58.4 billion as of June 30, 2017, compared with $54.8 billion as of December 31, 2016. As of June 30, 2017 and December 31, 2016, 43% of our maximum potential loss recovery on multifamily loans was from four DUS lenders.
As noted above in “Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of June 30, 2017 and December 31, 2016, 35% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
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
A total of $32.3 billion in deposits for single-family payments were received and held by 256 institutions during the month of June 2017 and a total of $42.3 billion in deposits for single-family payments were received and held by 258 institutions during the month of December 2016. Of these total deposits, 90% as of June 30, 2017, compared with 91% as of December 31, 2016 were held by institutions rated as investment grade by S&P Global Ratings (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings Limited (“Fitch”).
During the month of June 2017, a total of $3.4 billion in deposits for multifamily payments were received and held by 28 institutions and $3.1 billion in deposits for multifamily payments were received and held by 27 institutions during the month of December 2016. Of these total deposits, 98% as of June 30, 2017 and December 31, 2016 were held by institutions rated as investment grade by S&P, Moody’s and Fitch.

Fannie Mae Second Quarter 2017 Form 10-Q	55

MD&A | Risk Management

Our transactions with custodial depository institutions are concentrated. Our six largest single-family custodial depository institutions held 79% of these deposits as of June 30, 2017, compared with 80% as of December 31, 2016. Our six largest multifamily custodial depository institutions held 88% of these deposits as of June 30, 2017, compared with 91% as of December 31, 2016.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. Historically, our risk management derivative transactions have been made pursuant to bilateral contracts with a specific counterparty governed by the terms of an International Swaps and Derivatives Association Inc. master agreement. Pursuant to regulations implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to submit certain categories of new interest rate swaps to a derivatives clearing organization. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions.
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
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $24 million as of June 30, 2017 and $54 million as of December 31, 2016. The majority of our total exposure as of each date consisted of credit risk transfer transactions and mortgage insurance contracts that we account for as derivatives.
As of June 30, 2017, we had thirteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements, compared with sixteen counterparties as of December 31, 2016. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 9% as of June 30, 2017 and December 31, 2016.
See “Note 8, Derivative Instruments” and “Note 13, Netting Arrangements” for additional information on our derivative contracts as of June 30, 2017 and December 31, 2016.
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

Fannie Mae Second Quarter 2017 Form 10-Q	56

MD&A | Risk Management

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

Fannie Mae Second Quarter 2017 Form 10-Q	57

MD&A | Risk Management

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
Table 31 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. Table 31 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended June 30, 2017 and 2016.
The sensitivity measures displayed in Table 31, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of positive or negative 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Fannie Mae Second Quarter 2017 Form 10-Q	58

MD&A | Risk Management

Table 31: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of
	June 30, 2017(1)(2)	December 31, 2016(1)(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$(0.1)	$(0.2)
-50 basis points	0.0	0.0
+50 basis points	0.0	0.0
+100 basis points	(0.1)	0.0
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	0.0	0.0

	For the Three Months Ended June 30,(1)(3)
	2017			2016
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure			Exposure
	(In months)	(Dollars in billions)		(In months)	(Dollars in billions)
Average	(0.1)	$0.0	$0.0	0.2	$0.1	$0.0
Minimum	(0.5)	0.0	0.0	(0.3)	0.0	0.0
Maximum	0.7	0.1	0.1	1.0	0.1	0.1
Standard deviation	0.3	0.0	0.0	0.3	0.0	0.0
__________

(1)	Computed based on changes in LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of June 30, 2017. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 32 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 32: Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of(1)
	June 30, 2017	December 31, 2016
	(Dollars in billions)
Before derivatives	$(0.8)	$(1.0)
After derivatives	0.0	0.0
Effect of derivatives	0.8	1.0
__________

(1)	Measured on the last day of each period presented.

Fannie Mae Second Quarter 2017 Form 10-Q	59

MD&A | Risk Management

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

Forward-Looking Statements
This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, but are not limited to, statements relating to our expectations regarding the following matters:

•	our profitability and financial results, and the factors that will affect our profitability and financial results;

•	our revenues and the factors that will affect our revenues;

•	the composition, quality and size of our retained mortgage portfolio;

•	our business plans and strategies and the impact of such plans and strategies;

•	our capital reserves and our dividend payments to Treasury;

•	our payments to HUD and Treasury funds under the GSE Act;

Fannie Mae Second Quarter 2017 Form 10-Q	60

MD&A | Forward-Looking Statements

•	the impact of legislation, regulation and accounting guidance on our business or financial results, including the impact of corporate income tax legislation and impairment accounting guidance;

•
housing and mortgage market conditions (including home price appreciation rates, mortgage origination volumes, changes in interest rates and changes in mortgage spreads) and the impact of such conditions on our financial results;

•	the risks to our business;

•	our credit losses and loss reserves;

•	our serious delinquency rate and foreclosures;

•	our engagement in credit risk transfer transactions and the effects of those transactions;

•	factors that will affect or mitigate our credit risk exposure;

•	the characteristics and performance of the loans in our book of business and factors that will affect their characteristics and performance;

•	our single-family loan acquisitions and the credit risk profile of such acquisitions;

•	factors that will affect our liquidity and ability to meet our debt obligations and factors relating to our liquidity contingency plans; and

•	our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation or corporate income tax reform legislation; actions by FHFA, Treasury, HUD or other regulators that affect our business; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, including negative interest rates; changes in unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues; the size, composition and quality of our guaranty book of business and retained mortgage portfolio; our market share; the life of the loans in our guaranty book of business; challenges we face in retaining and hiring qualified executives and other employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of the Single Security Initiative for Fannie Mae and Freddie Mac; limitations on our business imposed by FHFA, in its role as our conservator or as our regulator; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve, including implementation of the Federal Reserve’s balance sheet normalization program; changes in the structure and

Fannie Mae Second Quarter 2017 Form 10-Q	61

MD&A | Forward-Looking Statements

regulation of the financial services industry; credit availability; global political risks; natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches or threats; and those factors described in “Risk Factors” in this report and in our 2016 Form 10-K.
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in this report and in our 2016 Form 10-K. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae Second Quarter 2017 Form 10-Q	62

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$16,904	$25,224
Restricted cash (includes $26,279 and $31,536, related to consolidated trusts)	30,999	36,953
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,220	30,415
Investments in securities:
Trading, at fair value (includes $1,007 and $1,277, respectively, pledged as collateral )	39,274	40,562
Available-for-sale, at fair value (includes $98 and $107, respectively, related to consolidated trusts)	6,408	8,363
Total investments in securities	45,682	48,925
Mortgage loans:
Loans held for sale, at lower of cost or fair value	5,322	2,899
Loans held for investment, at amortized cost:
Of Fannie Mae	180,318	204,318
Of consolidated trusts	2,960,174	2,896,001
Total loans held for investment (includes $11,406 and $12,057, respectively, at fair value)	3,140,492	3,100,319
Allowance for loan losses	(20,399)	(23,465)
Total loans held for investment, net of allowance	3,120,093	3,076,854
Total mortgage loans	3,125,415	3,079,753
Deferred tax assets, net	31,402	33,530
Accrued interest receivable (includes $7,223 and $7,064, respectively, related to consolidated trusts)	7,840	7,737
Acquired property, net	3,696	4,489
Other assets	18,072	20,942
Total assets	$3,309,230	$3,287,968
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,389 and $8,285, respectively, related to consolidated trusts)	$9,473	$9,431
Debt:
Of Fannie Mae (includes $9,008 and $9,582, respectively, at fair value)	303,120	327,097
Of consolidated trusts (includes $34,866 and $36,524, respectively, at fair value)	2,984,547	2,935,219
Other liabilities (includes $340 and $390, respectively, related to consolidated trusts)	8,373	10,150
Total liabilities	3,305,513	3,281,897
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, 1,158,087,567 and 1,158,082,750 shares outstanding, respectively	687	687
Accumulated deficit	(126,531)	(124,253)
Accumulated other comprehensive income	682	759
Treasury stock, at cost, 150,675,136 and 150,679,953 shares, respectively	(7,400)	(7,401)
Total stockholders’ equity (See Note 1: Senior Preferred Stock for information on our dividend to Treasury)	3,717	6,071
Total liabilities and equity	$3,309,230	$3,287,968

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	63

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Interest income:
Trading securities	$176	$128	$318	$248
Available-for-sale securities	91	170	192	373
Mortgage loans (includes $25,033 and $23,866, respectively, for the three months ended and $49,987 and $48,492, respectively, for the six months ended related to consolidated trusts)	27,011	26,256	54,058	53,217
Other	115	46	209	94
Total interest income	27,393	26,600	54,777	53,932
Interest expense:
Short-term debt	57	57	101	108
Long-term debt (includes $20,705 and $19,521, respectively, for the three months ended and $41,013 and $40,179, respectively, for the six months ended related to consolidated trusts)	22,334	21,257	44,328	43,769
Total interest expense	22,391	21,314	44,429	43,877
Net interest income	5,002	5,286	10,348	10,055
Benefit for credit losses	1,267	1,601	1,663	2,785
Net interest income after benefit for credit losses	6,269	6,887	12,011	12,840
Investment gains, net	385	398	376	467
Fair value losses, net	(691)	(1,667)	(731)	(4,480)
Fee and other income	353	174	602	377
Non-interest income (loss)	47	(1,095)	247	(3,636)
Administrative expenses:
Salaries and employee benefits	332	331	676	695
Professional services	234	232	463	447
Occupancy expenses	47	46	93	91
Other administrative expenses	73	69	138	133
Total administrative expenses	686	678	1,370	1,366
Foreclosed property expense	34	63	251	397
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	518	453	1,021	893
Other expenses, net	291	254	673	518
Total expenses	1,529	1,448	3,315	3,174
Income before federal income taxes	4,787	4,344	8,943	6,030
Provision for federal income taxes	(1,587)	(1,398)	(2,970)	(1,948)
Net income	3,200	2,946	5,973	4,082
Other comprehensive loss:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(81)	(75)	(73)	(273)
Other	(2)	(2)	(4)	(4)
Total other comprehensive loss	(83)	(77)	(77)	(277)
Total comprehensive income	$3,117	$2,869	$5,896	$3,805
Net income	$3,200	$2,946	$5,973	$4,082
Dividends distributed or available for distribution to senior preferred stockholder (Note 9)	(3,117)	(2,869)	(5,896)	(3,788)
Net income attributable to common stockholders (Note 9)	$83	$77	$77	$294
Earnings per share:
Basic	$0.01	$0.01	$0.01	$0.05
Diluted	0.01	0.01	0.01	0.05
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,893	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	64

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$262	$(3,982)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	937	1,109
Proceeds from sales of trading securities held for investment	124	1,313
Proceeds from maturities and paydowns of available-for-sale securities	1,214	1,778
Proceeds from sales of available-for-sale securities	922	7,584
Purchases of loans held for investment	(90,180)	(97,024)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	12,835	11,804
Proceeds from sales of loans acquired as held for investment of Fannie Mae	2,361	1,964
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	208,576	238,188
Net change in restricted cash	5,954	(6,818)
Advances to lenders	(57,533)	(57,956)
Proceeds from disposition of acquired property and preforeclosure sales	6,874	8,557
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	1,195	5,025
Other, net	(208)	(661)
Net cash provided by investing activities	93,071	114,863
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	489,301	432,025
Payments to redeem debt of Fannie Mae	(514,228)	(456,586)
Proceeds from issuance of debt of consolidated trusts	181,764	171,004
Payments to redeem debt of consolidated trusts	(250,251)	(244,631)
Payments of cash dividends on senior preferred stock to Treasury	(8,250)	(3,778)
Other, net	11	30
Net cash used in financing activities	(101,653)	(101,936)
Net increase (decrease) in cash and cash equivalents	(8,320)	8,945
Cash and cash equivalents at beginning of period	25,224	14,674
Cash and cash equivalents at end of period	$16,904	$23,619
Cash paid during the period for:
Interest	$56,207	$52,354
Income taxes	1,070	610

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	65

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
We believe that continued federal government support of our business, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business without appropriate capitalization of the company could materially and adversely affect our liquidity, financial condition and results of operations. Changes or perceived changes in our status as a GSE could also materially and adversely affect our liquidity, financial condition and results of operations. In addition,

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

due to our reliance on the U.S. government’s support, our access to debt funding or the cost of debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government.
A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and “roll over” risk and have a material adverse impact on our liquidity, financial condition and results of operations.
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. As of June 30, 2017, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
Senior Preferred Stock
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors. The dividends we have paid to Treasury on the senior preferred stock during conservatorship have been declared by, and paid at the direction of, our conservator.
For each quarterly period through and including December 31, 2017, dividends on the senior preferred stock accumulate based on the amount by which our net worth at the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. If our net worth does not exceed the applicable capital reserve amount, then dividends will neither accumulate nor be payable to the shareholder for such period.
Pursuant to the terms of our senior preferred stock, our net worth is the amount by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The applicable capital reserve amount was $1.2 billion for 2016, decreased to $600 million for quarterly dividend periods in 2017, and will decrease to zero in 2018.
We recognize a liability on our balance sheet for senior preferred stock dividends only upon their declaration by our conservator, at which point they become payable to the shareholder.
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share.
The liquidation preference of the senior preferred stock is subject to adjustment. To the extent that quarterly dividends are not paid, they will accumulate and be added to the liquidation preference of the senior preferred stock. In addition, the liquidation preference of the senior preferred stock will be increased by (1) any amounts Treasury pays to us pursuant to its funding commitment provided in the senior preferred stock purchase agreement and (2) any quarterly commitment fee payments that are payable but not paid in cash or waived by Treasury under the senior preferred stock purchase agreement. As long as the dividend provisions described above remain in effect, however, the periodic commitment fee will neither accrue nor become payable. As of June 30, 2017, we have received a total of $116.1 billion under Treasury’s funding commitment and the aggregate liquidation preference of the senior preferred stock was $117.1 billion. Because the senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference (which includes any accumulated but unpaid dividends) before any distribution is made to the holders of our common stock or other preferred stock.
On June 30, 2017, we paid Treasury a dividend of $2.8 billion based on our net worth of $3.4 billion as of March 31, 2017, less the applicable capital reserve amount of $600 million. We will pay Treasury a dividend of $3.1 billion by September 30, 2017, calculated based on our net worth of $3.7 billion as of June 30, 2017, less the applicable capital reserve amount of $600 million, if our conservator declares a dividend in this amount before September 30, 2017.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the six months ended June 30, 2017 may not necessarily be indicative of the results for the year ending December 31, 2017. The unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2017 should be read in conjunction with our audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), filed with the SEC on February 17, 2017.
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $137.9 billion as of June 30, 2017 and $136.2 billion as of December 31, 2016.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2017, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties. In 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $11 million and $23 million for the three and six months ended June 30, 2017, respectively, and $15 million and $31 million for the three and six months ended June 30, 2016, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
We made tax payments to the Internal Revenue Service (“IRS”), a bureau of Treasury, of $1.1 billion during the three and six months ended June 30, 2017. We made tax payments of $250 million and $610 million during the three and six months ended June 30, 2016, respectively.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through certain programs, including a new issue bond (“NIB”) program. As of June 30, 2017, under the NIB program, Fannie Mae and Freddie Mac had $5.2 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $518 million and $453 million in TCCA fees

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

during the three months ended June 30, 2017 and 2016, respectively, and $1.0 billion and $893 million for the six months ended June 30, 2017 and 2016, respectively, of which $518 million had not been remitted to Treasury as of June 30, 2017.
We incurred expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet and HOPE Reserve Funds. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $29 million and $31 million in “Other expenses, net” in connection with Treasury’s Capital Magnet and HOPE Reserve Funds for the three months ended June 30, 2017 and 2016, respectively, and $58 million and $56 million for the six months ended June 30, 2017 and 2016, respectively, of which $58 million had not been remitted as of June 30, 2017.
In addition to the transactions with Treasury mentioned above, we also purchase and sell Treasury securities in the normal course of business. As of June 30, 2017 and December 31, 2016, we held Treasury securities with a fair value of $32.4 billion and $32.3 billion, respectively, and accrued interest receivable of $63 million and $39 million, respectively. We recognized interest income on these securities held by us of $86 million and $33 million for the three months ended June 30, 2017 and 2016, respectively, and $149 million and $65 million for the six months ended June 30, 2017 and 2016, respectively.
Transactions with Freddie Mac
As of June 30, 2017 and December 31, 2016, we held Freddie Mac mortgage-related securities with a fair value of $748 million and $1.4 billion, respectively, and accrued interest receivable of $3 million and $5 million, respectively. We recognized interest income on these securities held by us of $10 million and $36 million for the three months ended June 30, 2017 and 2016, respectively, and $23 million and $81 million for the six months ended June 30, 2017 and 2016, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated. Freddie Mac may also be an investor in our debt securities.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $26 million and $28 million for the three months ended June 30, 2017 and 2016, respectively, and $56 million for the six months ended June 30, 2017 and 2016.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, we contributed capital to CSS of $18 million and $35 million for the three months ended June 30, 2017 and 2016, respectively, and $53 million and $65 million for the six months ended June 30, 2017 and 2016, respectively. In November 2016, Fannie Mae, Freddie Mac and CSS entered into a Customer Services Agreement that sets forth the terms under which CSS will provide securitization services to us and Freddie Mac. No other transactions outside of normal business activities have occurred between us and CSS during the six months ended June 30, 2017 and 2016.
Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments, other assets and liabilities, and allowance for loan losses. Actual results could be different from these estimates.
New Accounting Guidance
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the impairment model for most financial assets and certain other instruments. For loans, held-to-maturity debt securities and other financial assets recorded at amortized cost, entities will be required to use a new forward-looking “expected

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowance for loan losses. The guidance is effective on January 1, 2020 with early adoption permitted on January 1, 2019. We will recognize the impact of the new guidance through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are continuing to evaluate the impact of this guidance on our condensed consolidated financial statements, including the timing of the adoption. We expect the greater impact of the guidance to relate to our accounting for credit losses for loans that are not individually impaired. The adoption of this guidance will decrease, perhaps substantially, our retained earnings and increase our allowance for loan losses.
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

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$4,197	$4,642
Non-Fannie Mae	2,577	3,473
Total trading securities	6,774	8,115
Available-for-sale securities:
Fannie Mae	2,174	2,447
Non-Fannie Mae	3,319	4,879
Total available-for-sale securities	5,493	7,326
Other assets	74	77
Other liabilities	(501)	(528)
Net carrying amount	$11,840	$14,990
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated securitization trusts was approximately $17 billion and $21 billion as of June 30, 2017 and December 31, 2016, respectively. The total assets of our unconsolidated securitization trusts were approximately $100 billion and $150 billion as of June 30, 2017 and December 31, 2016, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $108 million and the related carrying value was $83 million as of June 30, 2017. As of December 31, 2016, the maximum exposure to loss was $118 million and the related carrying value was $92 million. The total assets of these limited partnership investments were $3.6 billion and $3.9 billion as of June 30, 2017 and December 31, 2016, respectively.
The unpaid principal balance of our multifamily loan portfolio was $244.7 billion as of June 30, 2017. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	70

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
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2017 and 2016, the unpaid principal balance of portfolio securitizations was $69.2 billion and $64.3 billion, respectively. For the six months ended June 30, 2017 and 2016, the unpaid principal balance of portfolio securitizations was $126.5 billion and $112.6 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2017, the unpaid principal balance of retained interests was $4.1 billion and its related fair value was $5.2 billion. The unpaid principal balance of retained interests was $4.4 billion and its related fair value was $5.8 billion as of December 31, 2016. For the three months ended June 30, 2017 and 2016, the principal and interest received on retained interests was $303 million and $315 million, respectively. For the six months ended June 30, 2017 and 2016, the principal and interest received on retained interests was $560 million and $623 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.3 billion and $1.4 billion as of June 30, 2017 and December 31, 2016, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
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
The following table displays the carrying value of our mortgage loans.

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Single-family	$2,861,253	$2,833,750
Multifamily	244,701	229,896
Total unpaid principal balance of mortgage loans	3,105,954	3,063,646
Cost basis and fair value adjustments, net	39,860	39,572
Allowance for loan losses for loans held for investment	(20,399)	(23,465)
Total mortgage loans	$3,125,415	$3,079,753

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

During the three and six months ended June 30, 2017, we redesignated loans with a carrying value of $2.9 billion and $5.4 billion, respectively, from HFI to HFS. During the three and six months ended June 30, 2016, we redesignated loans with a carrying value of $1.0 billion and $1.6 billion, respectively, from HFI to HFS. During the three and six months ended June 30, 2017, we redesignated loans with a carrying value of $17 million and $52 million, respectively, from HFS to HFI. We sold loans with an unpaid principal balance of $2.9 billion and $3.0 billion during the three and six months ended June 30, 2017, respectively. We sold loans with an unpaid balance of $1.5 billion and $2.6 billion during the three and six months ended June 30, 2016, respectively.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $15.6 billion and $18.3 billion as of June 30, 2017 and December 31, 2016, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
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

	As of June 30, 2017
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$27,294	$6,677	$17,842	$51,813	$2,703,162	$2,754,975	$19	$28,056
Government(2)	50	21	229	300	35,080	35,380	228	1
Alt-A	3,103	1,000	3,451	7,554	66,845	74,399	2	5,026
Other	1,141	367	1,259	2,767	22,580	25,347	4	1,827
Total single-family	31,588	8,065	22,781	62,434	2,827,667	2,890,101	253	34,910
Multifamily(3)	27	N/A	95	122	246,506	246,628	—	341
Total	$31,615	$8,065	$22,876	$62,556	$3,074,173	$3,136,729	$253	$35,251

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2016
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$31,631	$7,910	$21,761	$61,302	$2,654,195	$2,715,497	$22	$33,448
Government(2)	56	22	256	334	36,814	37,148	256	—
Alt-A	3,629	1,194	4,221	9,044	72,903	81,947	2	6,019
Other	1,349	438	1,582	3,369	25,974	29,343	5	2,238
Total single-family	36,665	9,564	27,820	74,049	2,789,886	2,863,935	285	41,705
Multifamily(3)	44	N/A	129	173	231,708	231,881	—	403
Total	$36,709	$9,564	$27,949	$74,222	$3,021,594	$3,095,816	$285	$42,108
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	June 30, 2017(1)			December 31, 2016(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value (“LTV”) ratio:(2)
Less than or equal to 80%	$2,410,185	$54,917	$18,219	$2,321,201	$56,250	$19,382
Greater than 80% and less than or equal to 90%	231,412	8,010	2,826	244,231	9,787	3,657
Greater than 90% and less than or equal to 100%	88,637	5,088	1,908	114,412	6,731	2,627
Greater than 100%	24,741	6,384	2,394	35,653	9,179	3,677
Total	$2,754,975	$74,399	$25,347	$2,715,497	$81,947	$29,343
__________

(1)
Excludes $35.4 billion and $37.1 billion as of June 30, 2017 and December 31, 2016, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following table displays the total recorded investment in our multifamily HFI loans by credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	June 30,	December 31,
	2017	2016
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$243,555	$228,749
Classified:(1)
Substandard	3,069	3,129
Doubtful	4	3
Total classified	3,073	3,132
Total	$246,628	$231,881
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

	As of
	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$97,394	$92,591	$12,778	$105,113	$99,825	$14,462
Government	288	291	58	302	305	59
Alt-A	25,862	23,556	4,642	28,599	26,059	5,365
Other	9,651	9,106	1,719	11,087	10,465	2,034
Total single-family	133,195	125,544	19,197	145,101	136,654	21,920
Multifamily	217	218	41	320	323	33
Total individually impaired loans with related allowance recorded	133,412	125,762	19,238	145,421	136,977	21,953
With no related allowance recorded:(1)
Single-family:
Primary	16,109	15,225	—	15,733	14,758	—
Government	67	62	—	63	59	—
Alt-A	3,418	3,010	—	3,511	3,062	—
Other	1,078	992	—	1,159	1,065	—
Total single-family	20,672	19,289	—	20,466	18,944	—
Multifamily	268	269	—	266	266	—
Total individually impaired loans with no related allowance recorded	20,940	19,558	—	20,732	19,210	—
Total individually impaired loans(2)	$154,352	$145,320	$19,238	$166,153	$156,187	$21,953

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30,
	2017			2016
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$94,599	$955	$77	$106,674	$1,015	$71
Government	295	2	—	317	3	—
Alt-A	24,249	240	14	27,901	256	11
Other	9,419	82	5	11,639	93	3
Total single-family	128,562	1,279	96	146,531	1,367	85
Multifamily	259	4	—	556	13	—
Total individually impaired loans with related allowance recorded	128,821	1,283	96	147,087	1,380	85
With no related allowance recorded:(1)
Single-family:
Primary	15,091	273	24	15,377	327	30
Government	61	1	—	59	1	—
Alt-A	3,026	67	2	3,361	81	5
Other	1,016	21	1	1,126	30	2
Total single-family	19,194	362	27	19,923	439	37
Multifamily	284	7	—	326	3	—
Total individually impaired loans with no related allowance recorded	19,478	369	27	20,249	442	37
Total individually impaired loans	$148,299	$1,652	$123	$167,336	$1,822	$122

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30,
	2017			2016
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$96,395	$1,941	$165	$107,984	$2,036	$175
Government	298	5	—	320	6	—
Alt-A	24,896	489	29	28,287	509	30
Other	9,805	169	10	11,827	185	11
Total single-family	131,394	2,604	204	148,418	2,736	216
Multifamily	280	6	—	589	18	—
Total individually impaired loans with related allowance recorded	131,674	2,610	204	149,007	2,754	216
With no related allowance recorded:(1)
Single-family:
Primary	15,050	562	47	15,323	595	50
Government	61	2	—	58	2	—
Alt-A	3,056	140	5	3,362	143	8
Other	1,041	44	2	1,131	52	3
Total single-family	19,208	748	54	19,874	792	61
Multifamily	278	10	—	335	6	—
Total individually impaired loans with no related allowance recorded	19,486	758	54	20,209	798	61
Total individually impaired loans	$151,160	$3,368	$258	$169,216	$3,552	$277
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $144.3 billion and $155.0 billion as of June 30, 2017 and December 31, 2016, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $198 million and $248 million as of June 30, 2017 and December 31, 2016, respectively.

(3)
Total single-family interest income recognized of $1.7 billion for the three months ended June 30, 2017 consists of $1.5 billion of contractual interest and $229 million of effective yield adjustments. Total single-family interest income recognized of $1.8 billion for the three months ended June 30, 2016 consists of $1.5 billion of contractual interest and $331 million of effective yield adjustments. Total single-family interest income recognized of $3.4 billion for the six months ended June 30, 2017 consists of $2.9 billion of contractual interest and $497 million of effective yield adjustments. Total single-family interest income recognized of $3.5 billion for the six months ended June 30, 2016 consists of $2.9 billion of contractual interest and $641 million of effective yield adjustments.

Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR.
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended June 30, 2017 and 2016, the average term extension of a single-family modified loan was 155 months and 159 months, respectively, and the average interest rate reduction was 0.67 and 0.72 percentage points, respectively. During the six months ended June 30, 2017 and 2016, the average term extension of a single-family modified loan was 154 months and 159 months, respectively, and the average interest rate reduction was 0.80 and 0.73 percentage points, respectively.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following tables display the number of loans and recorded investment in loans restructured in a TDR.

	For the Three Months Ended June 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	14,148	$1,945	14,814	$2,028
Government	45	4	28	3
Alt-A	1,328	194	1,623	238
Other	271	46	362	61
Total single-family	15,792	2,189	16,827	2,330
Multifamily	3	17	4	45
Total TDRs	15,795	$2,206	16,831	$2,375

	For the Six Months Ended June 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	31,383	$4,308	32,004	$4,360
Government	106	10	82	9
Alt-A	2,893	418	3,534	508
Other	580	99	761	133
Total single-family	34,962	4,835	36,381	5,010
Multifamily	3	17	4	45
Total TDRs	34,965	$4,852	36,385	$5,055
The following tables display the number of loans and our recorded investment in these loans at the time of payment default for loans that were restructured in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure, or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended June 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	4,238	$589	4,648	$638
Government	25	3	27	3
Alt-A	616	97	756	116
Other	150	30	289	40
Total TDRs that subsequently defaulted	5,029	$719	5,720	$797

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	8,717	$1,210	10,109	$1,440
Government	44	5	42	5
Alt-A	1,230	193	1,608	260
Other	351	68	532	89
Total single-family	10,342	1,476	12,291	1,794
Multifamily	1	4	—	—
Total TDRs that subsequently defaulted	10,343	$1,480	12,291	$1,794
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
We establish a collective allowance for all loans in our multifamily guaranty book of business that are not individually impaired using an internal model that applies loss factors to loans in similar risk categories. Our loss factors are developed based on our historical default and loss severity experience. We identify multifamily loans for evaluation for impairment through a credit risk assessment process. If we determine that a multifamily loan is individually impaired, we generally measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property, as we have concluded that such loans are collateral dependent. We evaluate collectively for impairment smaller-balance homogeneous multifamily loans.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$21,938	$25,597	$23,283	$27,709
Benefit for loan losses(1)	(1,185)	(1,332)	(1,605)	(2,348)
Charge-offs	(689)	(818)	(1,729)	(2,097)
Recoveries	146	115	231	234
Other(2)	8	22	38	86
Ending balance	$20,218	$23,584	$20,218	$23,584
Multifamily allowance for loan losses:
Beginning balance	$191	$222	$182	$242
Benefit for loan losses(1)	(11)	(4)	(2)	(20)
Charge-offs	—	(3)	—	(8)
Recoveries	1	—	1	1
Ending balance	$181	$215	$181	$215
Total allowance for loan losses:
Beginning balance	$22,129	$25,819	$23,465	$27,951
Benefit for loan losses(1)	(1,196)	(1,336)	(1,607)	(2,368)
Charge-offs	(689)	(821)	(1,729)	(2,105)
Recoveries	147	115	232	235
Other(2)	8	22	38	86
Ending balance	$20,399	$23,799	$20,399	$23,799
__________

(1)	Benefit for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)	Amounts represent changes in other loss reserves which are reflected in benefit for loan losses, charge-offs, and recoveries.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays the allowance for loan losses and recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or allowance methodology and portfolio segment.

	As of
	June 30, 2017			December 31, 2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$19,197	$41	$19,238	$21,920	$33	$21,953
Collectively reserved loans	1,021	140	1,161	1,363	149	1,512
Total allowance for loan losses	$20,218	$181	$20,399	$23,283	$182	$23,465

Recorded investment in loans by segment:
Individually impaired loans(1)	$144,833	$487	$145,320	$155,598	$589	$156,187
Collectively reserved loans	2,745,268	246,141	2,991,409	2,708,337	231,292	2,939,629
Total recorded investment in loans	$2,890,101	$246,628	$3,136,729	$2,863,935	$231,881	$3,095,816
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	June 30, 2017	December 31, 2016
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$4,277	$4,769
Other agency	1,969	2,058
Alt-A and subprime private-label securities	593	636
Commercial mortgage-backed securities (“CMBS”)	16	761
Mortgage revenue bonds	1	21
Total mortgage-related securities	6,856	8,245
U.S. Treasury securities	32,418	32,317
Total trading securities	$39,274	$40,562
Available-for-Sale Securities
We record available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Gross realized gains	$227	$234	$230	$445
Gross realized losses	—	8	—	12
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	799	3,645	894	7,267
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of June 30, 2017
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,173	$124	$(25)	$2,272
Other agency	399	33	—	432
Alt-A and subprime private-label securities	1,335	828	(1)	2,162
CMBS	259	—	—	259
Mortgage revenue bonds	858	21	(6)	873
Other mortgage-related securities	395	15	—	410
Total	$5,419	$1,021	$(32)	$6,408

	As of December 31, 2016
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,445	$137	$(28)	$2,554
Other agency	508	39	—	547
Alt-A and subprime private-label securities	1,817	895	(3)	2,709
CMBS	815	4	—	819
Mortgage revenue bonds	1,245	36	(9)	1,272
Other mortgage-related securities	431	31	—	462
Total	$7,261	$1,142	$(40)	$8,363
__________

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, as well as net other-than-temporary impairments (“OTTI”) recognized in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

(2)
Represents the gross unrealized losses on securities for which we have not recognized OTTI, as well as the noncredit component of OTTI and cumulative changes in fair value of securities for which we previously recognized the credit component of OTTI in “Accumulated other comprehensive income ” in our condensed consolidated balance sheets.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of June 30, 2017
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$194	$(23)	$443
Alt-A and subprime private-label securities	—	—	(1)	64
Mortgage revenue bonds	—	—	(6)	17
Total	$(2)	$194	$(30)	$524

	As of December 31, 2016
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$139	$(26)	$477
Alt-A and subprime private-label securities	—	—	(3)	73
Mortgage revenue bonds	(7)	78	(2)	6
Total	$(9)	$217	$(31)	$556
Other-Than-Temporary Impairments
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $1.8 billion, $1.8 billion and $1.9 billion as of June 30, 2017, March 31, 2017 and December 31, 2016, respectively. The decrease in the six months ended June 30, 2017 was primarily driven by securities no longer held in portfolio at period end.
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $2.2 billion, $2.3 billion and $2.4 billion as of June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The decrease in the three months ended June 30, 2016 was primarily driven by changes in cash flows expected to be collected over the remaining life of the securities. The decrease in the six months ended June 30, 2016 was primarily driven by securities no longer held in portfolio at period end.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	82

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

	As of June 30, 2017
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$2,173	$2,272	$2	$2	$13	$14	$64	$68	$2,094	$2,188
Other agency	399	432	1	1	26	26	62	66	310	339
Alt-A and subprime private-label securities	1,335	2,162	—	—	—	—	—	—	1,335	2,162
CMBS	259	259	259	259	—	—	—	—	—	—
Mortgage revenue bonds	858	873	10	10	75	75	112	114	661	674
Other mortgage-related securities	395	410	—	—	—	—	3	3	392	407
Total	$5,419	$6,408	$272	$272	$114	$115	$241	$251	$4,792	$5,770
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
The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets, and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2017			December 31, 2016
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$11,619	$134	$7,636	$12,607	$143	$8,048
Other guaranty arrangements(3)	14,632	130	2,499	15,335	137	2,663
Total	$26,251	$264	$10,135	$27,942	$280	$10,711
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 15, Concentrations of Credit Risk” in our 2016 Form 10-K.

(3)	Primarily consists of credit enhancements and long-term standby commitments.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $304 million and $446 million as of June 30, 2017 and December 31, 2016, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Short-Term Borrowings and Long-Term Debt

7.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of
	June 30, 2017		December 31, 2016
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$7	0.25%	$—	—%

Short-term debt of Fannie Mae	$30,501	0.84%	$34,995	0.49%
Debt of consolidated trusts	511	0.91	584	0.48
Total short-term debt	$31,012	0.84%	$35,579	0.49%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of June 30, 2017 and December 31, 2016. We had no borrowings outstanding under this line of credit as of June 30, 2017.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Short-Term Borrowings and Long-Term Debt

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2017			December 31, 2016
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2017 - 2030	$137,509	1.96%	2017 - 2030	$153,983	2.16%
Medium-term notes(2)	2017 - 2026	82,215	1.42	2017 - 2026	82,230	1.40
Other(3)	2017 - 2038	7,926	4.82	2017 - 2038	12,800	6.74
Total senior fixed		227,650	1.87		249,013	2.14
Senior floating:
Medium-term notes(2)	2017 - 2020	19,051	1.11	2017 - 2019	21,476	0.71
Connecticut Avenue Securities(4)	2023 - 2029	20,589	5.03	2023 - 2029	16,511	4.77
Other(5)	2020 - 2037	365	7.20	2020 - 2037	346	6.75
Total senior floating		40,005	3.14		38,333	2.48
Subordinated debentures	2019	4,870	9.93	2019	4,645	9.93
Secured borrowings(6)	2021 - 2022	94	1.60	2021 - 2022	111	1.44
Total long-term debt of Fannie Mae(7)		272,619	2.20		292,102	2.31
Debt of consolidated trusts	2017 - 2056	2,984,036	2.78	2017 - 2056	2,934,635	2.57
Total long-term debt		$3,256,655	2.73%		$3,226,737	2.54%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

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

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $1.0 billion and $1.8 billion as of June 30, 2017 and December 31, 2016, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	85

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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of June 30, 2017				As of December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$32,746	$441	$79,878	$(2,983)	$29,540	$660	$94,584	$(4,396)
Receive-fixed	33,890	2,604	134,172	(1,051)	30,207	2,696	135,470	(1,552)
Basis	12,873	127	1,350	(1)	1,624	115	15,600	(11)
Foreign currency	226	49	228	(72)	214	40	216	(85)
Swaptions:
Pay-fixed	10,250	179	2,350	(3)	9,600	241	4,850	(82)
Receive-fixed	—	—	8,350	(271)	—	—	10,100	(257)
Other(1)	24,203	23	—	(1)	15,087	33	655	(2)
Total gross risk management derivatives	114,188	3,423	226,328	(4,382)	86,272	3,785	261,475	(6,385)
Accrued interest receivable (payable)	—	707	—	(754)	—	785	—	(937)
Netting adjustment(2)	—	(4,024)	—	5,034	—	(4,514)	—	6,844
Total net risk management derivatives	$114,188	$106	$226,328	$(102)	$86,272	$56	$261,475	$(478)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$1,898	$5	$6,698	$(27)	$4,753	$28	$3,039	$(49)
Forward contracts to purchase mortgage-related securities	11,791	37	69,343	(243)	31,635	198	27,297	(388)
Forward contracts to sell mortgage-related securities	100,370	271	16,793	(48)	34,103	405	47,645	(300)
Total mortgage commitment derivatives	$114,059	$313	$92,834	$(318)	$70,491	$631	$77,981	$(737)
Derivatives at fair value	$228,247	$419	$319,162	$(420)	$156,763	$687	$339,456	$(1,215)
__________

(1)	Includes credit risk transfer transactions, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.6 billion and $2.9 billion as of June 30, 2017 and December 31, 2016, respectively. Cash collateral received was $599 million and $535 million as of June 30, 2017 and December 31, 2016, respectively.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(691)	$(2,257)	$—	$(7,430)
Receive-fixed	639	1,371	322	4,358
Basis	16	14	23	49
Foreign currency	11	(34)	23	(31)
Swaptions:
Pay-fixed	(48)	4	(48)	29
Receive-fixed	(8)	(19)	(26)	(136)
Other	3	22	(5)	160
Net accrual of periodic settlements	(224)	(291)	(479)	(560)
Total risk management derivatives fair value losses, net	$(302)	$(1,190)	$(190)	$(3,561)
Mortgage commitment derivatives fair value losses, net	(192)	(367)	(272)	(729)
Total derivatives fair value losses, net	$(494)	$(1,557)	$(462)	$(4,290)
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
9. Earnings Per Share
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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Earnings Per Share

The following table displays the computation of basic and diluted earnings per share of common stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars and shares in millions, except per share amounts)
Net income	$3,200	$2,946	$5,973	$4,082
Dividends distributed or available for distribution to senior preferred stockholder(1)	(3,117)	(2,869)	(5,896)	(3,788)
Net income attributable to common stockholders	$83	$77	$77	$294
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762	5,762
Convertible preferred stock	131	131	131	131
Weighted-average common shares outstanding—Diluted(2)	5,893	5,893	5,893	5,893
Earnings per share:
Basic	$0.01	$0.01	$0.01	$0.05
Diluted	0.01	0.01	0.01	0.05
__________

(1)
Dividends distributed or available for distribution were calculated based on our net worth as of the end of the fiscal quarters, less the applicable capital reserve amount. See “Note 1, Summary of Significant Accounting Policies” in this report and in our 2016 Form 10-K for additional information on our senior preferred stock agreement and our payment of dividends to Treasury.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2017 and 2016.

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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Segment Reporting

	For the Three Months Ended June 30,
	2017			2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,366	$636	$5,002	$4,730	$556	$5,286
Fee and other income(2)	111	242	353	78	96	174
Net revenues	4,477	878	5,355	4,808	652	5,460
Investment gains, net(3)	321	64	385	280	118	398
Fair value gains (losses), net(4)	(685)	(6)	(691)	(1,679)	12	(1,667)
Administrative expenses	(600)	(86)	(686)	(597)	(81)	(678)
Credit-related income(5)
Benefit for credit losses	1,255	12	1,267	1,596	5	1,601
Foreclosed property expense	(32)	(2)	(34)	(61)	(2)	(63)
Total credit-related income	1,223	10	1,233	1,535	3	1,538
TCCA fees(6)	(518)	—	(518)	(453)	—	(453)
Other expenses, net	(155)	(136)	(291)	(252)	(2)	(254)
Income before federal income taxes	4,063	724	4,787	3,642	702	4,344
Provision for federal income taxes	(1,401)	(186)	(1,587)	(1,254)	(144)	(1,398)
Net income	$2,662	$538	$3,200	$2,388	$558	$2,946

	For the Six Months Ended June 30,
	2017			2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$9,122	$1,226	$10,348	$8,975	$1,080	$10,055
Fee and other income(2)	187	415	602	145	232	377
Net revenues	9,309	1,641	10,950	9,120	1,312	10,432
Investment gains, net(3)	271	105	376	336	131	467
Fair value gains (losses), net(4)	(697)	(34)	(731)	(4,529)	49	(4,480)
Administrative expenses	(1,201)	(169)	(1,370)	(1,206)	(160)	(1,366)
Credit-related income(5)
Benefit for credit losses	1,655	8	1,663	2,759	26	2,785
Foreclosed property expense	(248)	(3)	(251)	(396)	(1)	(397)
Total credit-related income	1,407	5	1,412	2,363	25	2,388
TCCA fees(6)	(1,021)	—	(1,021)	(893)	—	(893)
Other expenses, net	(411)	(262)	(673)	(498)	(20)	(518)
Income before federal income taxes	7,657	1,286	8,943	4,693	1,337	6,030
Provision for federal income taxes	(2,653)	(317)	(2,970)	(1,643)	(305)	(1,948)
Net income	$5,004	$969	$5,973	$3,050	$1,032	$4,082

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Segment Reporting

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

(2)
Single-Family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services, and income resulting from settlement agreements resolving certain claims relating to private-label securities sold to us or that we have guaranteed. Multifamily fee and other income consists of fees associated with multifamily business activities, including yield maintenance income.

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

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.
11. Equity
The following table displays the activity in other comprehensive loss, net of tax, by major categories.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net income	$3,200	$2,946	$5,973	$4,082
Other comprehensive loss, net of tax effect:
Changes in net unrealized gains (losses) on AFS securities (net of tax of $6 and $27, respectively, for the three months ended and net of tax of $11 and $21, respectively, for the six months ended)	11	50	20	(39)
Reclassification adjustment for OTTI recognized in net income (net of tax of $0 and $1, respectively, for the three months ended and net of tax of $0 and $11, respectively, for the six months ended)	—	1	1	20
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $50 and $68, respectively, for the three months ended and net of tax of $51 and $137, respectively, for the six months ended)	(92)	(126)	(94)	(254)
Other	(2)	(2)	(4)	(4)
Total other comprehensive loss	(83)	(77)	(77)	(277)
Total comprehensive income	$3,117	$2,869	$5,896	$3,805

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Equity

The following table displays our accumulated other comprehensive income by major categories.

	As of
	June 30,	December 31,
	2017	2016
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$108	$135
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	535	581
Other, net of tax	39	43
Accumulated other comprehensive income	$682	$759
The table below displays changes in accumulated other comprehensive income, net of tax.

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2017			2016			2017			2016
	AFS(1)	Other	Total	AFS(1)	Other	Total	AFS(1)	Other	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$724	$41	$765	$1,160	$47	$1,207	$716	$43	$759	$1,358	$49	$1,407
Other comprehensive income (loss) before reclassifications	11	—	11	50	—	50	20	—	20	(39)	—	(39)
Amounts reclassified from other comprehensive income (loss)	(92)	(2)	(94)	(125)	(2)	(127)	(93)	(4)	(97)	(234)	(4)	(238)
Net other comprehensive income (loss)	(81)	(2)	(83)	(75)	(2)	(77)	(73)	(4)	(77)	(273)	(4)	(277)
Ending balance	$643	$39	$682	$1,085	$45	$1,130	$643	$39	$682	$1,085	$45	$1,130
__________

(1)
The amounts reclassified from accumulated other comprehensive income represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional and total multifamily guaranty book of business.

	As of
	June 30, 2017(1)			December 31, 2016(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.14%	0.30%	0.98%	1.30%	0.36%	1.18%
Percentage of single-family conventional loans(4)	1.32	0.34	1.01	1.51	0.41	1.20

	As of
	June 30, 2017(1)		December 31, 2016(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	1%	10.05%	2%	10.44%
Geographical distribution:
California	19	0.43	19	0.50
Florida	6	1.51	6	1.89
New Jersey	4	2.49	4	3.07
New York	5	2.21	5	2.65
All other states	66	0.94	66	1.11
Product distribution:
Alt-A	3	4.52	3	5.00
Vintages:
2004 and prior	4	2.62	5	2.82
2005-2008	7	5.73	8	6.39
2009-2017	89	0.32	87	0.36
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of June 30, 2017 and December 31, 2016.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2017 and December 31, 2016.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	June 30, 2017(1)(2)		December 31, 2016(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.01%	0.04%	0.02%	0.05%

	As of
	June 30, 2017(1)		December 31, 2016(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	2%	0.17%	2%	0.22%
Less than or equal to 80%	98	0.04	98	0.05
Current DSCR less than 1.0(5)	1	2.12	2	1.96
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of June 30, 2017 and December 31, 2016, excluding loans that have been defeased.

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

Other Concentrations
Mortgage Sellers and Servicers. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 40% of our single-family guaranty book of business as of June 30, 2017, compared with approximately 39% as of December 31, 2016. Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 47% of our multifamily guaranty book of business as of June 30, 2017 and December 31, 2016.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could increase our credit losses and credit-related expense, and adversely affect our results of operations and financial condition.
Mortgage Insurers. Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $131.5 billion and $126.2 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2017 and December 31, 2016, respectively, which represented 5% and 4% of our single-family guaranty book of business as of June 30, 2017 and December 31, 2016, respectively. Our primary mortgage insurance coverage risk in force was $130.9 billion and $125.6 billion as of June 30, 2017 and December 31, 2016, respectively. Our pool mortgage insurance coverage risk in force was $565 million and $617 million as of June 30, 2017 and December 31, 2016, respectively. Our top three mortgage insurance companies provided 66% of our mortgage insurance coverage risk in force as of June 30, 2017 and December 31, 2016.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

Of our largest primary mortgage insurers, PMI Mortgage Insurance Co., Triad Guaranty Insurance Corporation and Republic Mortgage Insurance Company are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $7.1 billion, or 5%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2017.
We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. There is risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of our mortgage insurer counterparties, it could increase our loss reserves, which could adversely affect our results of operations, liquidity, financial condition and net worth.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our combined loss reserves. As of June 30, 2017 and December 31, 2016, the amount by which our estimated benefit from mortgage insurance reduced our combined loss reserves was $1.1 billion and $1.4 billion, respectively.
We had outstanding receivables of $926 million recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2017 and $1.0 billion as of December 31, 2016 related to amounts claimed on insured, defaulted loans excluding government-insured loans. Of this amount, $106 million as of June 30, 2017 and $141 million as of December 31, 2016 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $612 million as of June 30, 2017 and $638 million as of December 31, 2016. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of June 30, 2017 and December 31, 2016.
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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

	As of June 30, 2017
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,800	$(2,753)	$47		$—	$—	$47
Cleared risk management derivatives	1,307	(1,271)	36		—	—	36
Mortgage commitment derivatives	313	—	313		(234)	—	79
Total derivative assets	4,420	(4,024)	396	(4)	(234)	—	162
Securities purchased under agreements to resell or similar arrangements(5)	41,120	—	41,120		—	(41,120)	—
Total assets	$45,540	$(4,024)	$41,516		$(234)	$(41,120)	$162
Liabilities:
OTC risk management derivatives	$(3,564)	$3,465	$(99)		$—	$—	$(99)
Cleared risk management derivatives	(1,571)	1,569	(2)		—	2	—
Mortgage commitment derivatives	(318)	—	(318)		234	—	(84)
Total derivative liabilities	(5,453)	5,034	(419)	(4)	234	2	(183)
Securities sold under agreements to repurchase or similar arrangements	(7)	—	(7)		—	7	—
Total liabilities	$(5,460)	$5,034	$(426)		$234	$9	$(183)

	As of December 31, 2016
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$3,688	$(3,667)	$21		$—	$—	$21
Cleared risk management derivatives	849	(847)	2		—	—	2
Mortgage commitment derivatives	631	—	631		(357)	(22)	252
Total derivative assets	5,168	(4,514)	654	(4)	(357)	(22)	275
Securities purchased under agreements to resell or similar arrangements(5)	51,115	—	51,115		—	(51,115)	—
Total assets	$56,283	$(4,514)	$51,769		$(357)	$(51,137)	$275
Liabilities:
OTC risk management derivatives	$(4,905)	$4,520	$(385)		$—	$—	$(385)
Cleared risk management derivatives	(2,415)	2,324	(91)		—	91	—
Mortgage commitment derivatives	(737)	—	(737)		357	16	(364)
Total derivative liabilities	(8,057)	6,844	(1,213)	(4)	357	107	(749)
Total liabilities	$(8,057)	$6,844	$(1,213)		$357	$107	$(749)
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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

(3)
Represents non-cash collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as non-cash collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $1.0 billion and $1.3 billion as of June 30, 2017 and December 31, 2016, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $41.2 billion and $51.2 billion, of which $38.9 billion and $45.5 billion could be sold or repledged as of June 30, 2017 and December 31, 2016, respectively. None of the underlying collateral was sold or repledged as of June 30, 2017 and December 31, 2016.

(4)
Excludes derivative assets of $23 million and $33 million as of June 30, 2017 and December 31, 2016, and derivative liabilities of $1 million and $2 million recognized in our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $11.9 billion and $20.7 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Fair Value

Fair Value Measurement
Fair value measurement guidance defines fair value, establishes a framework for measuring fair value, and sets forth disclosures around fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value. The guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements of assets and liabilities based on limited observable inputs or observable inputs for similar assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs.
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$2,406	$1,871	$—	$4,277
Other agency	—	1,969	—	—	1,969
Alt-A and subprime private-label securities	—	329	264	—	593
CMBS	—	16	—	—	16
Mortgage revenue bonds	—	—	1	—	1
Non-mortgage-related securities:
U.S. Treasury securities	32,418	—	—	—	32,418
Total trading securities	32,418	4,720	2,136	—	39,274
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	2,066	206	—	2,272
Other agency	—	432	—	—	432
Alt-A and subprime private-label securities	—	1,984	178	—	2,162
CMBS	—	259	—	—	259
Mortgage revenue bonds	—	—	873	—	873
Other	—	30	380	—	410
Total available-for-sale securities	—	4,771	1,637	—	6,408
Mortgage loans	—	10,287	1,119	—	11,406
Other assets:
Risk management derivatives:
Swaps	—	3,784	144	—	3,928
Swaptions	—	179	—	—	179
Other	—	—	23	—	23
Netting adjustment	—	—	—	(4,024)	(4,024)
Mortgage commitment derivatives	—	313	—	—	313
Total other assets	—	4,276	167	(4,024)	419
Total assets at fair value	$32,418	$24,054	$5,059	$(4,024)	$57,507

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$8,643	$365	$—	$9,008
Total of Fannie Mae	—	8,643	365	—	9,008
Of consolidated trusts	—	34,106	760	—	34,866
Total long-term debt	—	42,749	1,125	—	43,874
Other liabilities:
Risk management derivatives:
Swaps	—	4,837	24	—	4,861
Swaptions	—	274	—	—	274
Other	—	—	1	—	1
Netting adjustment	—	—	—	(5,034)	(5,034)
Mortgage commitment derivatives	—	300	18	—	318
Total other liabilities	—	5,411	43	(5,034)	420
Total liabilities at fair value	$—	$48,160	$1,168	$(5,034)	$44,294

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$3,934	$835	$—	$4,769
Other agency	—	2,058	—	—	2,058
Alt-A and subprime private-label securities	—	365	271	—	636
CMBS	—	761	—	—	761
Mortgage revenue bonds	—	—	21	—	21
Non-mortgage-related securities:
U.S. Treasury securities	32,317	—	—	—	32,317
Total trading securities	32,317	7,118	1,127	—	40,562
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	2,324	230	—	2,554
Other agency	—	542	5	—	547
Alt-A and subprime private-label securities	—	2,492	217	—	2,709
CMBS	—	819	—	—	819
Mortgage revenue bonds	—	—	1,272	—	1,272
Other	—	33	429	—	462
Total available-for-sale securities	—	6,210	2,153	—	8,363
Mortgage loans	—	10,860	1,197	—	12,057
Other assets:
Risk management derivatives:
Swaps	—	4,159	137	—	4,296
Swaptions	—	241	—	—	241
Other	—	—	33	—	33
Netting adjustment	—	—	—	(4,514)	(4,514)
Mortgage commitment derivatives	—	619	12	—	631
Total other assets	—	5,019	182	(4,514)	687
Total assets at fair value	$32,317	$29,207	$4,659	$(4,514)	$61,669

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	100

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2017
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2017(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, March 31, 2017	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3(4)	Balance, June 30, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$856	$1		$—	$63	$—	$—	$(2)	$(21)	$974	$1,871	$—
Alt-A and subprime private-label securities	272	3		—	—	—	—	(11)	—	—	264	2
Mortgage revenue bonds	20	3		—	—	(21)	—	(1)	—	—	1	—
Total trading securities	$1,148	$7	(6)(7)	$—	$63	$(21)	$—	$(14)	$(21)	$974	$2,136	$2
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$232	$—		$(3)	$—	$—	$—	$(2)	$(21)	$—	$206	$—
Alt-A and subprime private-label securities	205	—		(21)	—	—	—	(6)	—	—	178	—
Mortgage revenue bonds	1,185	34		(11)	—	(312)	—	(23)	—	—	873	—
Other	417	—		(19)	—	—	—	(18)	—	—	380	—
Total available-for-sale securities	$2,039	$34	(7)(8)	$(54)	$—	$(312)	$—	$(49)	$(21)	$—	$1,637	$—
Mortgage loans	$1,149	$24	(6)(7)	$—	$—	$—	$—	$(55)	$(21)	$22	$1,119	$19
Net derivatives	113	27	(6)	—	—	—	—	(16)	—	—	124	9
Long-term debt:
Of Fannie Mae:
Senior floating	$(350)	$(15)		$—	$—	$—	$—	$—	$—	$—	$(365)	$(14)
Of consolidated trusts	(214)	(5)		—	—	—	—	12	22	(575)	(760)	(5)
Total long-term debt	$(564)	$(20)	(6)	$—	$—	$—	$—	$12	$22	$(575)	$(1,125)	$(19)

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2017
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2017(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2016	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3(4)	Balance, June 30, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$835	$4		$—	$63	$—	$—	$(5)	$(22)	$996	$1,871	$2
Alt-A and subprime private-label securities	271	11		—	—	—	—	(18)	—	—	264	11
Mortgage revenue bonds	21	3		—	—	(21)	—	(2)	—	—	1	—
Total trading securities	$1,127	$18	(6)(7)	$—	$63	$(21)	$—	$(25)	$(22)	$996	$2,136	$13
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$230	$1		$(2)	$—	$—	$—	$(6)	$(47)	$30	$206	$—
Other agency	5	—		—	—	(1)	—	—	(4)	—	—	—
Alt-A and subprime private-label securities	217	—		(15)	—	—	—	(24)	—	—	178	—
Mortgage revenue bonds	1,272	35		(12)	—	(324)	—	(98)	—	—	873	—
Other	429	—		(14)	—	—	—	(35)	—	—	380	—
Total available-for-sale securities	$2,153	$36	(7)(8)	$(43)	$—	$(325)	$—	$(163)	$(51)	$30	$1,637	$—
Mortgage loans	$1,197	$32	(6)(7)	$—	$—	$—	$—	$(117)	$(67)	$74	$1,119	$16
Net derivatives	44	100	(6)	—	—	—	—	(24)	5	(1)	124	—
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	$(18)		$—	$—	$—	$—	$—	$—	$—	$(365)	$(18)
Of consolidated trusts	(241)	(4)		—	—	—	(2)	19	88	(620)	(760)	(4)
Total long-term debt	$(588)	$(22)	(6)	$—	$—	$—	$(2)	$19	$88	$(620)	$(1,125)	$(22)

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2016
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2016(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, March 31, 2016	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$25	$—		$—	$—	$—	$—	$(1)	$(24)	$—	$—	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—
Alt-A and subprime private-label securities	288	27		—	—	—	—	(12)	—	—	303	27
Mortgage revenue bonds	363	17		—	—	(184)	—	(3)	—	—	193	6
Total trading securities	$677	$44	(6)(7)	$—	$—	$(184)	$—	$(16)	$(25)	$—	$496	$33
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$1	$—		$—	$—	$—	$—	$—	$(1)	$—	$—	$—
Other agency	2	—		—	—	—	—	—	(1)	—	1	—
Alt-A and subprime private-label securities	399	1		9	—	—	—	(61)	—	—	348	—
Mortgage revenue bonds	2,564	76		18	—	(568)	—	(61)	—	—	2,029	—
Other	655	3		(1)	—	(201)	—	(6)	—	—	450	—
Total available-for-sale securities	$3,621	$80	(7)(8)	$26	$—	$(769)	$—	$(128)	$(2)	$—	$2,828	$—
Mortgage loans	$1,311	$15	(6)(7)	$—	$25	$—	$—	$(67)	$(19)	$15	$1,280	$10
Net derivatives	231	52	(6)	—	—	—	(3)	(33)	—	1	248	41
Long-term debt:
Of Fannie Mae:
Senior floating	$(395)	$(15)		$—	$—	$—	$—	$—	$—	$—	$(410)	$(15)
Of consolidated trusts	(246)	(7)		—	—	—	(47)	9	8	(43)	(326)	(7)
Total long-term debt	$(641)	$(22)	(6)	$—	$—	$—	$(47)	$9	$8	$(43)	$(736)	$(22)

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2016
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2016(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2015	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3	Balance, June 30, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$(1)	$(24)	$25	$—	$—
Other agency	—	—		—	—	—	—	—	(1)	1	—	—
Alt-A and subprime private-label securities	949	(64)		—	—	(187)	—	(32)	(363)	—	303	(40)
Mortgage revenue bonds	449	29		—	—	(279)	—	(6)	—	—	193	10
Total trading securities	$1,398	$(35)	(6)(7)	$—	$—	$(466)	$—	$(39)	$(388)	$26	$496	$(30)
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$(1)	$1	$—	$—
Other agency	4	—		—	—	—	—	—	(3)	—	1	—
Alt-A and subprime private-label securities	4,322	104		(159)	—	(875)	—	(205)	(2,839)	—	348	—
Mortgage revenue bonds	2,701	80		48	—	(611)	—	(189)	—	—	2,029	—
Other	1,404	—		(26)	—	(605)	—	(39)	(284)	—	450	—
Total available-for-sale securities	$8,431	$184	(7)(8)	$(137)	$—	$(2,091)	$—	$(433)	$(3,127)	$1	$2,828	$—
Mortgage loans	$1,477	$116	(6)(7)	$—	$25	$(320)	$—	$(139)	$(84)	$205	$1,280	$20
Net derivatives	157	232	(6)	—	—	—	(7)	(133)	(2)	1	248	76
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	$(41)		$—	$—	$—	$—	$—	$—	$—	$(410)	$(41)
Of consolidated trusts	(496)	(75)		—	—	—	(54)	318	45	(64)	(326)	(8)
Total long-term debt	$(865)	$(116)	(6)	$—	$—	$—	$(54)	$318	$45	$(64)	$(736)	$(49)
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

(4)
Transfers into Level 3 during the second quarter and first half of 2017 consisted primarily of a Fannie Mae security backed by private-label mortgage-related securities. Prices for this security were based on inputs that were not readily available. Transfers out of Level 3 during the first half of 2016 consisted primarily of private-label mortgage-related securities backed by Alt-A loans and subprime loans. Prices for these securities were available from multiple third-party vendors and demonstrated an increased and sustained level of observability over time.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Fair Value

The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of June 30, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$1,815	Single Vendor	Prepayment Speed (%)	0.0	-	177.0	170.4
			Spreads (bps)	32.7	-	210.0	186.0
	56	Various
Total agency	1,871
Alt-A and subprime private-label securities	264	Consensus
Mortgage revenue bonds	1	Various
Total trading securities	$2,136
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$206	Various
Alt-A and subprime private-label securities	178	Various
Mortgage revenue bonds	656	Single Vendor	Spreads (bps)	4.5	-	366.8	58.1
	145	Discounted Cash Flow	Spreads (bps)	4.5	-	413.3	193.6
	72	Various
Total mortgage revenue bonds	873
Other	309	Discounted Cash Flow	Default Rate (%)	1.2			1.2
			Prepayment Speed (%)	0.5			0.5
			Severity (%)	95.0			95.0
			Spreads (bps)	102.0	-	610.0	604.4
	71	Various
Total other	380
Total available-for-sale securities	$1,637

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of June 30, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$509	Build-Up
	398	Consensus
	51	Various
Total single-family	958
Multifamily	161	Build-Up	Spreads (bps)	47.0	-	293.2	129.1
Total mortgage loans	$1,119
Net derivatives	$121	Dealer Mark
	3	Various
Total net derivatives	$124
Long-term debt:
Of Fannie Mae:
Senior floating	$(365)	Discounted Cash Flow
Of consolidated trusts(3)	(543)	Discounted Cash Flow	Default Rate (%)	4.0	-	5.0	4.5
			Prepayment Speed (%)	5.0	-	100.0	99.5
			Severity (%)	64.0	-	69.0	66.5
			Spreads (bps)	43.0	-	656.0	91.6
	(217)	Various
Total of consolidated trusts	(760)
Total long-term debt	$(1,125)

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$809	Consensus
	26	Various
Total agency	835
Alt-A and subprime private-label securities	232	Consensus	Default Rate (%)	0.4	-	10.9	8.2
			Prepayment Speed (%)	4.3	-	7.4	6.6
			Severity (%)	71.0	-	95.0	88.9
			Spreads (bps)	244.6	-	253.9	251.5
	39	Consensus
Total Alt-A and subprime private-label securities	271
Mortgage revenue bonds	19	Discounted Cash Flow	Spreads (bps)	13.0	-	268.2	252.2
	2	Various
Total mortgage revenue bonds	21
Total trading securities	$1,127
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$129	Single Vendor	Prepayment Speed (%)	124.8	-	165.5	142.4
			Spreads (bps)	175.0	-	210.0	182.5
	72	Consensus
	34	Various
Total agency	235
Alt-A and subprime private-label securities	93	Single Vendor	Default Rate (%)	2.5	-	8.0	3.8
			Prepayment Speed (%)	3.0	-	11.0	4.9
			Severity (%)	38.0	-	80.0	48.1
			Spreads (bps)	266.1	-	306.8	297.1
	45	Discounted Cash Flow	Spreads (bps)	361.0	-	450.0	406.0
	79	Various
Total Alt-A and subprime private-label securities	217
Mortgage revenue bonds	684	Single Vendor	Spreads (bps)	(16.8)	-	336.9	44.3
	126	Single Vendor
	435	Discounted Cash Flow	Spreads (bps)	(16.8)	-	391.1	260.0
	27	Various
Total mortgage revenue bonds	1,272
Other	47	Consensus	Default Rate (%)	0.5	-	3.5	3.5
			Prepayment Speed (%)	2.5	-	6.0	2.5
			Severity (%)	20.0	-	88.0	87.5
			Spreads (bps)	221.6	-	300.2	237.7
	348	Discounted Cash Flow	Default Rate (%)	2.3			2.3
			Prepayment Speed (%)	0.5			0.5
			Severity (%)	95.0			95.0
			Spreads (bps)	190.0	-	450.0	449.1
	34	Various
Total other	429
Total available-for-sale securities	$2,153

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$516	Build-Up
	300	Consensus
	218	Various
Total single-family	1,034
Multifamily	163	Build-Up	Spreads (bps)	55.0	-	305.2	140.2
Total mortgage loans	$1,197
Net derivatives	$10	Internal Model
	89	Dealer Mark
	21	Discounted Cash Flow
	(76)	Various
Total net derivatives	$44
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	Discounted Cash Flow
Of consolidated trusts	(241)	Various
Total long-term debt	$(588)
_________

(1)
Valuation techniques for which no unobservable inputs are disclosed generally reflect the use of third-party pricing services or dealers, and the range of unobservable inputs applied by these sources is not readily available or cannot be reasonably estimated. Where we have disclosed unobservable inputs for consensus and single vendor techniques, those inputs are based on our validations performed at the security level using discounted cash flows. The prepayment speed used for trading agency securities and available-for-sale agency securities is the Public Securities Association prepayment speed, which can be greater than 100%. For all other securities, the Conditional Prepayment Rate is used as the prepayment speed, which can be between 0% and 100%.

(2)	Includes Fannie Mae and Freddie Mac securities.

(3)
Includes instruments for which the prepayment speed represents the estimated annualized rate of prepayment after all prepayment penalty provisions have expired and also instruments for which prepayment speed represents the estimated rate of prepayment over the remaining life of the instrument.

In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities held as of June 30, 2017 or December 31, 2016 that were measured at fair value on a nonrecurring basis. We held $814 million and $250 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016, respectively.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	108

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

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2017	December 31, 2016
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$2,316	$1,025
	Single Vendor	74	54
	Various	2	9
Total mortgage loans held for sale, at lower of cost or fair value		2,392	1,088
Single-family mortgage loans held for investment, at amortized cost	Internal Model	1,806	2,816
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	19	25
	Asset Manager Estimate	96	170
	Various	—	3
Total multifamily mortgage loans held for investment, at amortized cost		115	198
Acquired property, net:(1)
Single-family	Accepted Offers	255	340
	Appraisals	509	571
	Walk Forwards	200	306
	Internal Model	294	476
	Various	44	99
Total single-family		1,302	1,792
Multifamily	Broker Price Opinions	27	—
Other assets	Various	2	12
Total nonrecurring assets at fair value		$5,644	$5,906
__________

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of June 30, 2017, these methodologies comprised approximately 74% of our valuations, while accepted offers comprised approximately 20% of our valuations. Based on the number of properties measured as of December 31, 2016, these methodologies comprised approximately 75% of our valuations, while accepted offers comprised approximately 19% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 17, Fair Value” in our 2016 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. There were no significant changes made to the valuation control processes and the valuation techniques for the six months ended June 30, 2017.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	109

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

	As of June 30, 2017
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$47,903	$36,003	$11,900	$—	$—	$47,903
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,220	—	29,220	—	—	29,220
Trading securities	39,274	32,418	4,720	2,136	—	39,274
Available-for-sale securities	6,408	—	4,771	1,637	—	6,408
Mortgage loans held for sale	5,322	—	3,193	2,897	—	6,090
Mortgage loans held for investment, net of allowance for loan losses	3,120,093	—	2,828,761	322,070	—	3,150,831
Advances to lenders	4,965	—	4,659	322	—	4,981
Derivative assets at fair value	419	—	4,276	167	(4,024)	419
Guaranty assets and buy-ups	148	—	—	433	—	433
Total financial assets	$3,253,752	$68,421	$2,891,500	$329,662	$(4,024)	$3,285,559
Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$7	$—	$7	$—	$—	$7
Short-term debt:
Of Fannie Mae	30,501	—	30,501	—	—	30,501
Of consolidated trusts	511	—	—	511	—	511
Long-term debt:
Of Fannie Mae	272,619	—	280,471	812	—	281,283
Of consolidated trusts	2,984,036	—	2,954,716	40,513	—	2,995,229
Derivative liabilities at fair value	420	—	5,411	43	(5,034)	420
Guaranty obligations	264	—	—	523	—	523
Total financial liabilities	$3,288,358	$—	$3,271,106	$42,402	$(5,034)	$3,308,474

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2016
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$62,177	$41,477	$20,700	$—	$—	$62,177
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,415	—	30,415	—	—	30,415
Trading securities	40,562	32,317	7,118	1,127	—	40,562
Available-for-sale securities	8,363	—	6,210	2,153	—	8,363
Mortgage loans held for sale	2,899	—	509	2,751	—	3,260
Mortgage loans held for investment, net of allowance for loan losses	3,076,854	—	2,767,813	316,742	—	3,084,555
Advances to lenders	7,494	—	7,156	352	—	7,508
Derivative assets at fair value	687	—	5,019	182	(4,514)	687
Guaranty assets and buy-ups	158	—	—	432	—	432
Total financial assets	$3,229,609	$73,794	$2,844,940	$323,739	$(4,514)	$3,237,959
Financial liabilities:
Short-term debt:
Of Fannie Mae	$34,995	$—	$34,998	$—	$—	$34,998
Of consolidated trusts	584	—	—	584	—	584
Long-term debt:
Of Fannie Mae	292,102	—	298,980	770	—	299,750
Of consolidated trusts	2,934,635	—	2,901,316	36,668	—	2,937,984
Derivative liabilities at fair value	1,215	—	7,921	138	(6,844)	1,215
Guaranty obligations	280	—	—	710	—	710
Total financial liabilities	$3,263,811	$—	$3,243,215	$38,870	$(6,844)	$3,275,241
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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	111

Notes to Condensed Consolidated Financial Statements | Fair Value

Interest income for the mortgage loans is recorded in “Interest income—Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense—Long-term debt” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	June 30, 2017			December 31, 2016
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$11,406	$9,008	$34,866	$12,057	$9,582	$36,524
Unpaid principal balance	10,980	8,167	31,510	11,688	9,090	33,055
__________

(1)
Includes nonaccrual loans with a fair value of $187 million and $200 million as of June 30, 2017 and December 31, 2016, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2017 and December 31, 2016 was $33 million and $34 million, respectively. Includes loans that are 90 days or more past due with a fair value of $145 million and $152 million as of June 30, 2017 and December 31, 2016, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2017 and December 31, 2016 was $25 million.

Changes in Fair Value under the Fair Value Option Election
The following tables display fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended June 30,
	2017			2016
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$26	$(173)	$(147)	$19	$(169)	$(150)
Other changes in fair value	68	(115)	(47)	126	(144)	(18)
Fair value gains (losses), net	$94	$(288)	$(194)	$145	$(313)	$(168)

	For the Six Months Ended June 30,
	2017			2016
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$53	$(339)	$(286)	$32	$(221)	$(189)
Other changes in fair value	83	(118)	(35)	344	(446)	(102)
Fair value gains (losses), net	$136	$(457)	$(321)	$376	$(667)	$(291)

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	112

Notes to Condensed Consolidated Financial Statements | Fair Value

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

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies
Litigations”). The preferred shareholder plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the senior preferred stock purchase agreements nullified certain of the shareholders’ rights, particularly the right to receive dividends. The common shareholder plaintiffs allege that the August 2012 amendments constituted a taking of their property by requiring that all future profits of Fannie Mae and Freddie Mac be paid to Treasury. Plaintiffs allege claims for breach of contract and breach of the implied covenant of good faith and fair dealing against us, FHFA and Freddie Mac, a takings claim against FHFA and Treasury, and a breach of fiduciary duty claim derivatively on our and Freddie Mac’s behalf against FHFA and Treasury. Plaintiffs seek to represent several classes of preferred and/or common shareholders of Fannie Mae and/or Freddie Mac who held stock as of the public announcement of the August 2012 amendments. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
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
On September 30, 2014, the court dismissed both lawsuits and plaintiffs in both suits filed timely notices of appeal. On February 21, 2017, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal of the claims alleging violation of the Administrative Procedure Act, but reversed the district court’s dismissal of the claims alleging breach of the implied covenant of good faith and fair dealing and one of the breach of contract claims. The court also ruled that the class-action plaintiffs could seek leave in the district court to amend their claim for breach of fiduciary duty from a derivative to a direct claim. On July 17, 2017, the Court of Appeals issued a revised opinion allowing certain plaintiffs to continue to maintain their breach of the implied covenant of good faith and fair dealing and breach of contract claims that the original opinion had found not properly preserved, and modifying its discussion of the standard that applies to the breach of implied covenant claim.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
16.  Subsequent Events
On July 12, 2017, FHFA, the conservator, on behalf of Fannie Mae and Freddie Mac, entered into a settlement agreement with The Royal Bank of Scotland Group plc and certain related entities and individuals (collectively “RBS”) resolving legal claims relating to private-label mortgage-backed securities RBS sold to Fannie Mae and Freddie Mac. As a result of this settlement, we will recognize approximately $975 million in “Fee and other income” in our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2017.

Fannie Mae (In conservatorship) Second Quarter 2017 Form 10-Q	114

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2017, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2017 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2017 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2017 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Description of Material Weakness
The Public Company Accounting Oversight Board’s Auditing Standard 2201 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management has determined that we continued to have the following material weakness as of June 30, 2017 and as of the date of filing this report:

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

Fannie Mae Second Quarter 2017 Form 10-Q	115

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2017 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2017 (“Second Quarter 2017 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2017 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Second Quarter 2017 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2017 Form 10-Q and had no objection to our filing the Second Quarter 2017 Form 10-Q.

•	The Director of FHFA and our Chief Executive Officer have been in frequent communication and meet on a regular basis.

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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since March 31, 2017 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fannie Mae Second Quarter 2017 Form 10-Q	116

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2016 Form 10-K and our First Quarter 2017 Form 10-Q. We also provide information regarding material legal proceedings in “Note 15, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record accruals for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2016 Form 10-K or our First Quarter 2017 Form 10-Q. If certain of these matters are determined against us, FHFA or Treasury, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
FHFA Private-Label Mortgage-Related Securities Litigation
In September 2011, FHFA, in its role as conservator of Fannie Mae and Freddie Mac, filed a lawsuit against The Royal Bank of Scotland Group plc and certain related entities and individuals (collectively, “RBS”) in the U.S. District Court for the District of Connecticut alleging violations of federal and state securities laws in connection with private-label mortgage-backed securities RBS sold to Fannie Mae and Freddie Mac. On July 12, 2017, FHFA, on behalf of Fannie Mae and Freddie Mac as our conservator, entered into a $5.5 billion settlement agreement with RBS resolving all claims in this lawsuit. RBS paid us approximately $975 million of the settlement amount in August 2017.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and June 2017, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The courts where the lawsuits were filed and the current status of the cases are listed below.
District of Columbia. On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases then pending before that court. The plaintiffs in each of the dismissed cases filed a notice of appeal. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 21, 2017, the Court of Appeals for the District of Columbia Circuit affirmed in part and reversed in part the district court’s dismissal of the cases filed in the U.S. District Court for the District of Columbia. On July 17, 2017, the Court of Appeals issued a revised opinion allowing certain plaintiffs to continue to maintain certain claims the original opinion had found not properly preserved, and modifying its discussion of the standard that applies to one of those claims. Fannie Mae is a defendant in this action, which is described in “Note 15, Commitments and Contingencies.”
Southern District of Iowa. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the case pending before it. The plaintiff in that case did not file a notice of appeal.

Fannie Mae Second Quarter 2017 Form 10-Q	117

Other Information

Eastern District of Kentucky. On September 9, 2016, the U.S. District Court for the Eastern District of Kentucky dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on November 17, 2016.
Western District of Texas. On March 9, 2017, the U.S. District Court for the Western District of Texas dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on March 14, 2017. On June 19, 2017, the Court of Appeals for the Fifth Circuit affirmed the district court’s order dismissing the case.
Northern District of Illinois. On March 20, 2017, the U.S. District Court for the Northern District of Illinois dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on April 27, 2017.
Northern District of Iowa. On March 27, 2017, the U.S. District Court for the Northern District of Iowa dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on April 4, 2017.
Southern District of Texas. On May 22, 2017, the U.S. District Court for the Southern District of Texas dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on May 30, 2017.
Western District of Michigan and District of Minnesota. On June 1, 2017 and June 22, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed complaints for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan and the U.S. District Court for the District of Minnesota. The complaints, which also ask the courts to set aside the net worth sweep dividend provisions of the senior preferred stock purchase agreements, allege that FHFA’s structure violates constitutional requirements, including: presidential removal authority; separation of powers; the appointments clause; the nondelegation doctrine; and the private nondelegation doctrine.
U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in two actions filed against the United States in the U.S. Court of Federal Claims: Fisher v. United States of America, filed on December 2, 2013, and Rafter v. United States of America, filed on August 14, 2014. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter plaintiffs are pursing the claim directly against the United States. Plaintiffs in Rafter also allege a derivative claim that the government breached an implied contract with Fannie Mae’s Board of Directors by implementing the net worth sweep dividend provisions. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter seek just compensation for themselves on their constitutional claim and payment of damages to Fannie Mae on their derivative claim for breach of an implied contract. The United States filed a motion to dismiss the Fisher case on January 23, 2014; however, the court has stayed proceedings in this case until discovery in a related case, Fairholme Funds v. United States, is complete. The plaintiffs in Fisher, Rafter and the other cases pending before the court have 45 days after completion of discovery in Fairholme Funds to file amended complaints. The United States must file an omnibus motion to dismiss all cases within 120 days after the deadline for filing amended complaints.
District of Delaware. Fannie Mae is also a nominal defendant in a case filed against FHFA and Treasury in the U.S. District Court for the District of Delaware: Jacobs v. FHFA, filed on August 17, 2015. The plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements violate Delaware law. The plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae and directly against the government. The plaintiffs amended their complaint on March 16, 2017 to add unjust enrichment claims against FHFA and Treasury. The defendants filed motions to dismiss on April 17, 2017.
Delaware State Court Action. On March 14, 2016, Timothy Pagliara filed a lawsuit against Fannie Mae in the Delaware Court of Chancery: Pagliara v. Federal National Mortgage Association. The plaintiff owns Fannie Mae preferred stock and sought access to Fannie Mae’s books and records under a provision of Delaware state law. The plaintiff alleged that he is entitled to inspect Fannie Mae’s books and records in order to investigate potential breaches of duties to stockholders related to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement, as well as Fannie Mae’s involvement in the common securitization platform, Common Securitization

Fannie Mae Second Quarter 2017 Form 10-Q	118

Other Information

Solutions, LLC, and the Single Security Initiative. On March 31, 2017, Fannie Mae filed a motion to dismiss, or in the alternative, for FHFA to substitute itself as plaintiff. On May 31, 2017, the court granted Fannie Mae’s motion to dismiss the case. The plaintiff did not file a notice of appeal.
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
The previous Administration endorsed the wind down of Fannie Mae and Freddie Mac through a responsible transition and the enactment of comprehensive housing finance reform legislation. The current Administration has not articulated a formal position on housing finance reform or the future of the GSEs; however, the Secretary of the Treasury has publicly stated that he is focused on housing finance reform and a solution to the current status of Fannie Mae and Freddie Mac.
We expect that Congress will continue to consider legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress, FHFA or other agencies may also consider legislation or regulation aimed at or having the effect of increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury, constraining our business operations, or subjecting us to new obligations, such as the Freedom of Information Act, that could impose substantial burdens or adversely affect our results of operations or financial condition. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or other legislation related to our activities. See “Business—Legislation and Regulation—Housing Finance Reform” in our 2016 Form 10-K and “MD&A—Legislation and Regulation—Housing Finance Reform” in our First Quarter 2017 Form 10-Q for more information about recent actions and statements relating to housing finance reform from Congress, as well as actions our conservator has been taking to further housing finance reform.
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
Mortgage interest rates also affect our business volume. Rising interest rates generally result in fewer mortgage originations, particularly for refinances. An increase in interest rates, particularly if the increase is sudden and steep, could significantly reduce our business volume. Significant reductions in our business volume could adversely affect our results of operations and financial condition. The Federal Reserve raised the target range for

Fannie Mae Second Quarter 2017 Form 10-Q	119

Other Information

the federal funds rate in December 2015, December 2016, March 2017 and June 2017. In July 2017, the Federal Reserve stated that it expects economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; however, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data. The Federal Reserve may increase rates at a faster rate than it is currently expecting. Moreover, the Federal Reserve’s federal funds rate path is not the only factor that affects long-term interest rates. Accordingly, our business remains subject to the risk of sudden and steep interest rate increases.
Changes in tax laws may also adversely affect housing demand, home prices or other housing or mortgage market conditions, which could adversely affect our results of operations, net worth and financial condition.
The Federal Reserve’s balance sheet normalization program could adversely affect our business, results of operations, financial condition, liquidity and net worth.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in January 2014 and concluded its asset purchase program in October 2014. Since concluding its asset purchase program, the Federal Reserve has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities; therefore, it has continued to purchase a significant amount of agency mortgage-backed securities. In the statement following the Federal Open Market Committee meeting in July 2017, the Federal Reserve indicated that, for the time being, it is maintaining its existing reinvestment policy and expects to begin implementing a balance sheet normalization program relatively soon, provided that the economy evolves broadly as anticipated. This program would gradually reduce the Federal Reserve’s securities holdings by decreasing reinvestment of principal payments from those securities. We expect the Federal Reserve’s balance sheet normalization program likely will result in increases in mortgage interest rates and a widening of mortgage spreads, which could adversely affect our business volume and reduce demand for Fannie Mae MBS. If this occurs, it could adversely affect our business, results of operations, financial condition, liquidity and net worth.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended June 30, 2017, we did not sell any equity securities.
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

Fannie Mae Second Quarter 2017 Form 10-Q	120

Other Information

We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2017.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.
Item 6.  Exhibits
An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

Fannie Mae Second Quarter 2017 Form 10-Q	121

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer

Date: August 3, 2017

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: August 3, 2017

Fannie Mae Second Quarter 2017 Form 10-Q	122

Index to Exhibits

INDEX TO EXHIBITS

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae Second Quarter 2017 Form 10-Q	E-1

FR031