Form 10-Q
period 2017-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2017-11-02
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 30, 2017, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2017 Form 10-Q	i

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
We provide liquidity to the mortgage market and increase the availability and affordability of housing in the United States through our two business segments—a Single-Family business, which operates in the secondary mortgage market relating to loans secured by properties containing four or fewer residential dwelling units, and a Multifamily business, which operates in the secondary mortgage market relating primarily to loans secured by properties containing five or more residential units. We support the liquidity and stability of the U.S. mortgage market primarily by securitizing mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. We also purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date. We use the term “acquire” in this report to refer to both our securitizations and our purchases of mortgage-related assets. We do not originate loans or lend money directly to consumers in the primary mortgage market.
We remain in conservatorship and our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, or whether we will continue to exist following conservatorship. In addition, as a result of our agreements with Treasury and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero in the first quarter of 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. Our senior preferred stock purchase agreement with Treasury also includes covenants that significantly restrict our business activities. Congress continues to consider options for reform of the housing finance system, including the GSEs. We cannot predict the prospects for the enactment, timing or final content of housing finance

Fannie Mae Third Quarter 2017 Form 10-Q	1

MD&A | Introduction

reform legislation or actions the Administration or FHFA may take with respect to housing finance reform. We provide additional information on the uncertainty of our future, the conservatorship, the provisions of our agreements with Treasury, their impact on our business, and recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA in “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation—Housing Finance Reform” and “Risk Factors” in our 2016 Form 10-K and in “Legislation and Regulation” and “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2017 (“First Quarter 2017 Form 10-Q”), our quarterly report on Form 10-Q for the quarter ended June 30, 2017 (“Second Quarter 2017 Form 10-Q”), and in this report.
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

Executive Summary
Summary of Our Financial Performance
Quarterly Results
We recognized comprehensive income and net income of $3.0 billion in the third quarter of 2017. In comparison, we recognized comprehensive income of $3.0 billion in the third quarter of 2016, consisting of net income of $3.2 billion, partially offset by other comprehensive loss of $207 million. The decrease in our net income in the third quarter of 2017 compared with the third quarter of 2016 was primarily driven by a shift to credit-related expense from credit-related income, partially offset by higher fee and other income and lower fair value losses.
Year-to-Date Results
We recognized comprehensive income of $8.9 billion in the first nine months of 2017, consisting of net income of $9.0 billion, partially offset by other comprehensive loss of $52 million. In comparison, we recognized comprehensive income of $6.8 billion in the first nine months of 2016, consisting of net income of $7.3 billion, partially offset by other comprehensive loss of $484 million. The increase in our net income in the first nine months of 2017 compared with the first nine months of 2016 was primarily driven by lower fair value losses and higher fee and other income, partially offset by lower credit-related income.
The table below highlights our financial results and key performance data. The performance measures shown below are discussed in later sections of MD&A. See “Consolidated Results of Operations” for more information on our financial results.

Fannie Mae Third Quarter 2017 Form 10-Q	2

MD&A | Executive Summary

Financial Results and Key Performance Data

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Comprehensive income	$3.0 billion	$3.0 billion	$8.9 billion	$6.8 billion
Net income	3.0 billion	3.2 billion	9.0 billion	7.3 billion
Net interest income
Net interest income in the third quarter and first nine months of 2017 was primarily derived from guaranty fees from our guaranty book of business and remained relatively flat compared with the third quarter and first nine months of 2016. We receive guaranty fee income as compensation for managing the credit risk on loans underlying Fannie Mae MBS held by third parties.
	5.3 billion	5.4 billion	15.6 billion	15.5 billion
Fee and other income
Fee and other income in the third quarter and first nine months of 2017 was primarily the result of a settlement agreement resolving legal claims related to private-label securities we purchased.
	1.2 billion	0.2 billion	1.8 billion	0.6 billion

Net fair value losses
Fair value losses in the third quarter and first nine months of 2017 were primarily due to losses on commitments to sell mortgage-related securities due to an increase in prices as interest rates decreased during the commitment periods. In addition, we recognized fair value losses on our risk management derivatives primarily attributable to declines in long-term swap rates during the periods.
Fair value losses in the third quarter of 2016 were primarily due to losses on Connecticut Avenue Securities™ (“CAS”) debt we issued prior to 2016 which, unlike CAS debt we currently issue, is reported at fair value. These losses resulted from tightening spreads between CAS debt yields and LIBOR during the periods. Fair value losses in the first nine months of 2016 were primarily due to losses on risk management derivatives resulting from decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates.

	0.3 billion	0.5 billion	1.0 billion	5.0 billion
Credit-related income (expense)
Credit-related expense in the third quarter of 2017 was primarily driven by a provision for credit losses of approximately $1.0 billion resulting from the impact of estimated incurred losses from the hurricanes, partially offset by a benefit for credit losses driven by an increase in actual home prices and the redesignation of mortgage loans from held-for-investment (“HFI”) to held-for-sale (“HFS”). Credit-related income in the first nine months of 2017 was primarily driven by an increase in actual and forecasted home prices, and the redesignation of mortgage loans from HFI to HFS. The credit-related income was partially offset by a provision for credit losses resulting from the impact of estimated incurred losses from the hurricanes.
Credit-related income in the third quarter and first nine months of 2016 was primarily attributable to an increase in home prices, including distressed property valuations. Credit-related income in the first nine months of 2016 was also attributable to a decline in actual and projected mortgage interest rates in the period.
	(0.3) billion	0.6 billion	1.1 billion	3.0 billion

Fannie Mae Third Quarter 2017 Form 10-Q	3

MD&A | Executive Summary

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Retained mortgage portfolio as of period end	245.1 billion	306.5 billion	245.1 billion	306.5 billion
Single-family guaranty book of business as of period end	2.9 trillion	2.8 trillion	2.9 trillion	2.8 trillion
Net worth as of period end	3.6 billion	4.2 billion	3.6 billion	4.2 billion
Capital reserve amount applicable to quarterly dividend payment to Treasury	600 million	1.2 billion	600 million	1.2 billion
Dividends paid to Treasury in the period	3.1 billion	2.9 billion	11.4 billion	6.7 billion
Impact of Hurricanes Harvey, Irma and Maria. As of September 30, 2017, our allowance for loan losses of $20.2 billion includes an estimate of incurred credit losses from Hurricanes Harvey, Irma and Maria (collectively, the “hurricanes”) of approximately $1.0 billion. Approximately 80% of the estimate relates to our single-family mortgage loans in Puerto Rico which, as of September 30, 2017, had an unpaid principal balance of $8.9 billion. See “Critical Accounting Policies and Estimates” for further information.
Future Volatility. We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities whose estimated fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads, and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, other investments portfolio, and outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our condensed consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio. See “Risk Management—Market Risk Management, Including Interest Rate Risk Management” for more information. In addition, our credit-related income or expense can vary substantially from period to period based on a number of factors such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, the types and volume of our loss mitigation activities, the volume of foreclosures completed, the impact of natural disasters, and redesignations of loans from HFI to HFS.
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

Fannie Mae Third Quarter 2017 Form 10-Q	4

MD&A | Executive Summary

Stronger underwriting and eligibility standards
We strengthened our underwriting and eligibility standards for loans we acquired beginning in late 2008 and 2009. These changes improved the credit quality of our single-family guaranty book of business and contributed to improvement in our credit performance. As of September 30, 2017, 90% of our single-family conventional guaranty book of business consisted of loans acquired since 2009. Our single-family serious delinquency rate has declined or remained flat each quarter since the first quarter of 2010 and was 1.01% as of September 30, 2017.
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
As shown in the chart below, in recent years an increasing portion of our net interest income has been derived from guaranty fees, rather than from our retained mortgage portfolio assets. This shift has been driven by both the guaranty fee increases we implemented in 2012 and the reduction of our retained mortgage portfolio. More than 75% of our net interest income for the first nine months of 2017 was derived from the loans underlying our Fannie Mae MBS in consolidated trusts, which primarily generate income through guaranty fees.

Fannie Mae Third Quarter 2017 Form 10-Q	5

MD&A | Executive Summary

__________

*
Guaranty fee income reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, the incremental revenue from which is remitted to Treasury and not retained by us.

Transferring a portion of the mortgage credit risk on our single-family book of business
In late 2013, we began entering into credit risk transfer transactions with the goal of transferring, to the extent economically sensible, a portion of the mortgage credit risk on some of the recently acquired loans in our single-family book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through our CAS and Credit Insurance Risk TransferTM (“CIRTTM”) transactions. In these transactions, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans and in exchange we pay investors a premium that effectively reduces the guaranty fee income we retain on the loans. As of September 30, 2017, $884 billion in outstanding unpaid principal balance of our single-family loans, or 31% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction. Over time, we expect that a larger portion of our single-family conventional guaranty book of business will be covered by credit risk transfer transactions.
The chart below shows as of the dates specified the total outstanding unpaid principal balance of our single-family loans, as well as the percentage of our total single-family conventional guaranty book of business measured by unpaid principal balance, that were included in a reference pool for a credit risk transfer transaction.

Fannie Mae Third Quarter 2017 Form 10-Q	6

MD&A | Executive Summary

The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $28 billion as of September 30, 2017. For further discussion of our credit risk transfer transactions, including more detailed information on the portion of the credit risk of these loans we have transferred, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk: Single-Family Credit Risk Transfer Transactions.”
Providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued to provide reliable, large-scale access to affordable mortgage credit to the U.S. housing market and to help struggling homeowners in the third quarter of 2017:

•
We provided approximately $150 billion in liquidity to the mortgage market in the third quarter of 2017 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 229,000 mortgage refinancings and approximately 358,000 home purchases, and provided financing for approximately 189,000 units of multifamily housing.

•	We provided approximately 23,500 loan workouts in the third quarter of 2017 to help homeowners stay in their homes or otherwise avoid foreclosure.

•
We helped borrowers refinance loans, including through our Refi PlusTM initiative, which offers refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 17,800 Refi Plus loans in the third quarter of 2017. Refinancings delivered to us through Refi Plus in the third quarter of 2017 reduced borrowers’ monthly mortgage payments by an average of $182.

•
We support affordability in the multifamily rental market. Supporting affordability has become more challenging as rent growth has generally outpaced wage growth in recent years, making units at many income levels less affordable than in prior years. Approximately 90% of the multifamily units we financed in the third quarter of 2017 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

Serving customer needs by building a company that is efficient, innovative and continuously improving
We are committed to providing our lender customers with the products, services and tools they need to serve the housing market more effectively and efficiently, as well as continuing to improve our business processes. See “Business—Executive Summary—Our Strategy and Business Objectives” in our 2016 Form 10-K for information on changes we have made to help our customers originate mortgages with increased certainty and efficiency, and lower costs.

Fannie Mae Third Quarter 2017 Form 10-Q	7

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
The dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $600 million for each quarter of 2017 and will decrease to zero in the first quarter of 2018. These are referred to as “net worth sweep” dividend provisions. As a result of these provisions, we will pay Treasury a dividend of $3.0 billion for the fourth quarter of 2017 by December 31, 2017, calculated based on our net worth of $3.6 billion as of September 30, 2017, less the current capital reserve amount of $600 million, if our conservator declares a dividend in this amount before December 31, 2017. To the extent that these quarterly dividends are not paid, they will accumulate and be added to the liquidation preference of the senior preferred stock. This would not affect the amount of available funding from Treasury under the senior preferred stock purchase agreement.
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

Fannie Mae Third Quarter 2017 Form 10-Q	8

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
In May 2017, the Director of FHFA testified before the U.S. Senate Committee on Banking, Housing and Urban Affairs that a draw by Fannie Mae or Freddie Mac could erode investor confidence, which could affect liquidity and increase the cost of mortgage credit for borrowers. To avoid a draw, the Director indicated that FHFA has the authority to withhold dividend payments without the consent of Treasury, but that his first option would be to work with the Secretary of the Treasury. He further stated that any action FHFA may take to avoid additional draws would not be intended to influence the outcome of housing finance reform or as a step toward “recap and release,” which refers to proposals by some investors to recapitalize Fannie Mae and Freddie Mac with private capital and release them from conservatorship. The Secretary of the Treasury testified before the same committee later that month and stated that it was Treasury’s expectation that dividends should be paid per the terms of the senior preferred stock purchase agreement.
As described in “Legal Proceedings” and “Note 15, Commitments and Contingencies,” several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against one or more of the United States, Treasury and FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac, including challenges to the net worth sweep dividend provisions of the senior preferred stock. We are also a party to some of those lawsuits. We cannot predict the outcome of the lawsuits that remain pending, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits.
2017 Market Share
We were the largest issuer of single-family mortgage-related securities in the secondary market in the third quarter of 2017. Our estimated market share of new single-family mortgage-related securities issuances was 39% in both the second quarter and third quarter of 2017, compared with 38% in the third quarter of 2016. The chart below shows our market share of single-family mortgage-related securities issuances in the third quarter of 2017 compared with that of our primary competitors.

We remained a continuous source of liquidity in the multifamily market in the third quarter of 2017. We owned or guaranteed approximately 20% of the outstanding debt on multifamily properties as of June 30, 2017 (the latest date for which information is available).

Fannie Mae Third Quarter 2017 Form 10-Q	9

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
Financial Results. We continued to be profitable in the third quarter of 2017, with net income of $3.0 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our limited and declining capital reserves (which decrease to zero in the first quarter of 2018) and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter. If we experience a net worth deficit in a future quarter, we will be required to draw additional funds from Treasury under the senior preferred stock purchase agreement to avoid being placed into receivership.
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
Our guaranty fee revenues consist of two primary components: (1) the base guaranty fees that we receive over the life of the loan; and (2) upfront fees we receive at loan acquisition which are amortized over the contractual life of the loan. When mortgage loans prepay faster due to a lower interest rate environment, we typically have higher amortization income. Conversely, when mortgage loans prepay more slowly due to a higher interest rate environment, we typically have lower amortization income. Our guaranty fee revenues increased in recent years primarily driven by: (1) loans with higher base guaranty fees comprising a larger part of our guaranty book of business; and (2) an increase in amortization income as a lower interest rate environment during portions of these years increased prepayments on mortgage loans. We expect loans with lower guaranty fees to continue to liquidate from our book of business and be replaced with new loans that typically have higher guaranty fees, which will contribute to increasing guaranty fee revenues. However, the impact of this trend on our guaranty fee revenues could be more than offset by lower amortization income if mortgage loans prepay more slowly due to a higher interest rate environment.
We expect the size of our retained mortgage portfolio to continue to decrease in 2017, which will continue to negatively impact our net interest income and net revenues.
Factors that may affect our future revenues include: changes to guaranty fee pricing we may make in the future and their impact on our competitive environment and guaranty fee revenues; economic and housing market conditions, including changes in interest rates and home prices; the size, composition and quality of our guaranty

Fannie Mae Third Quarter 2017 Form 10-Q	10

MD&A | Executive Summary

book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio; our market share; and legislative and regulatory changes.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 1.1% in the third quarter of 2017 and by 5.3% in the first nine months of 2017. We expect the rate of home price appreciation on a national basis in 2017 will be similar to the estimated 5.7% rate in 2016. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $2.4 billion for the first nine months of 2017, down from $3.0 billion for the first nine months of 2016. We expect our credit losses for 2017 to be lower than for 2016; however, we expect a significantly smaller decline in credit losses for 2017 than the $7.0 billion decline for 2016. See “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” for a discussion of our credit losses for the third quarter and first nine months of 2017 and 2016.
Loss Reserves. Our allowance for loan losses was $20.2 billion as of September 30, 2017, down from $23.5 billion as of December 31, 2016. Our loss reserves declined in recent years and are expected to decline further in 2017. For more information on the factors that contributed to changes in our loss reserves in the third quarter and first nine months of 2017, see “Consolidated Results of Operations—Credit-Related Income (Expense),” “Consolidated Balance Sheet Analysis—Mortgage Loans and Allowance for Loan Losses” and “Critical Accounting Policies and Estimates.”

Legislation and Regulation
The information in this section updates and supplements information regarding legislation and regulation affecting our business set forth in “Business—Legislation and Regulation” in our 2016 Form 10-K and in “MD&A—Legislation and Regulation” in our First Quarter 2017 Form 10-Q and in our Second Quarter 2017 Form 10-Q. Also see “Risk Factors” in this report and in our 2016 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Housing Finance Reform
Congress continues to consider housing finance reform that could result in significant changes in our structure and role in the future. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.
The Future of LIBOR and Alternative Reference Rates
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021. The Federal Reserve convened a group of private-market participants, known as the Alternative Reference Rate Committee, to identify a set of alternative U.S. dollar reference interest rates and an adoption plan for those alternative rates. In June 2017 that committee recommended an alternative reference rate which the Federal Reserve Bank of New York would publish that, in the consensus view of the Alternative Reference Rate Committee, would be its preferred alternative reference rate. At this time, it is not possible to predict the effect of these developments. Because we routinely engage in transactions involving financial instruments that reference LIBOR, these developments could have a material impact on us.
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
In October 2017, after the release of data reported under the Home Mortgage Disclosure Act, FHFA notified us that it had preliminarily determined that we met three of our five single-family housing goals and all of our multifamily housing goals for 2016. For the single-family very low-income families home purchase goal, FHFA

Fannie Mae Third Quarter 2017 Form 10-Q	11

MD&A | Legislation and Regulation

preliminarily determined that our performance was 5.2% of our 2016 acquisitions of single-family owner-occupied purchase money mortgage loans, which failed to meet the FHFA-established benchmark of 6% or the overall market level of 5.4% for 2016. For the single-family low-income families refinancing goal, FHFA preliminarily determined that our performance was 19.5% of our 2016 acquisitions of single-family owner-occupied refinance mortgage loans, which failed to meet the FHFA-established benchmark of 21% or the overall market level of 19.8% for 2016.
If FHFA’s final determination is that we did not meet these housing goals, it will determine whether the goals were feasible. If FHFA finds that these goals were feasible, we may become subject to a housing plan that could require us to take additional steps, which may increase our credit losses and credit-related expenses. The housing plan must describe the actions we would take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties.
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

Table 1: Summary of Condensed Consolidated Results of Operations
	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2017	2016	Variance	2017	2016	Variance
	(Dollars in millions)
Net interest income	$5,274	$5,435	$(161)	$15,622	$15,490	$132
Fee and other income	1,194	175	1,019	1,796	552	1,244
Net revenues	6,468	5,610	858	17,418	16,042	1,376
Investment gains, net	313	467	(154)	689	934	(245)
Fair value losses, net	(289)	(491)	202	(1,020)	(4,971)	3,951
Administrative expenses	(664)	(661)	(3)	(2,034)	(2,027)	(7)
Credit-related income (expense):
Benefit (provision) for credit losses	(182)	673	(855)	1,481	3,458	(1,977)
Foreclosed property expense	(140)	(110)	(30)	(391)	(507)	116
Total credit-related income (expense)	(322)	563	(885)	1,090	2,951	(1,861)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(531)	(465)	(66)	(1,552)	(1,358)	(194)
Other expenses, net	(427)	(300)	(127)	(1,100)	(818)	(282)
Income before federal income taxes	4,548	4,723	(175)	13,491	10,753	2,738
Provision for federal income taxes	(1,525)	(1,527)	2	(4,495)	(3,475)	(1,020)
Net income	$3,023	$3,196	$(173)	$8,996	$7,278	$1,718
Total comprehensive income	$3,048	$2,989	$59	$8,944	$6,794	$2,150
Net Interest Income
We have two primary sources of net interest income:

•	the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

•	the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
Guaranty fees consist of two primary components:

•	base guaranty fees that we receive over the life of the loan; and

Fannie Mae Third Quarter 2017 Form 10-Q	12

MD&A | Consolidated Results of Operations

•
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

Table 2: Analysis of Net Interest Income and Yield
	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$181,445	$1,879	4.14%	$226,334	$2,357	4.17%
Mortgage loans of consolidated trusts	2,979,153	25,168	3.38	2,837,241	23,254	3.28
Total mortgage loans(1)	3,160,598	27,047	3.42	3,063,575	25,611	3.34
Mortgage-related securities, net	12,132	99	3.30	19,258	203	4.22
Non-mortgage-related securities(2)	57,880	173	1.17	57,013	71	0.49
Other(3)	41,728	142	1.33	35,731	66	0.72
Total interest-earning assets	$3,272,338	$27,461	3.36%	$3,175,577	$25,951	3.27%
Interest-bearing liabilities:
Short-term funding debt	$27,967	$71	0.99%	$50,579	$55	0.43%
Long-term funding debt	268,312	1,506	2.25	302,629	1,647	2.18
Total funding debt	296,279	1,577	2.13	353,208	1,702	1.93
Debt securities of consolidated trusts held by third parties	2,984,811	20,610	2.76	2,839,871	18,814	2.65
Total interest-bearing liabilities	$3,281,090	$22,187	2.70%	$3,193,079	$20,516	2.57%
Net interest income/net interest yield		$5,274	0.64%		$5,435	0.68%

Fannie Mae Third Quarter 2017 Form 10-Q	13

MD&A | Consolidated Results of Operations

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$190,552	$5,950	4.16%	$232,222	$7,082	4.07%
Mortgage loans of consolidated trusts	2,951,478	75,155	3.40	2,826,405	71,746	3.38
Total mortgage loans(1)	3,142,030	81,105	3.44	3,058,627	78,828	3.44
Mortgage-related securities, net	13,796	368	3.55	22,966	713	4.14
Non-mortgage-related securities(2)	56,145	414	0.97	53,509	182	0.45
Other(3)	42,705	351	1.08	30,104	160	0.70
Total interest-earning assets	$3,254,676	$82,238	3.37%	$3,165,206	$79,883	3.36%
Interest-bearing liabilities:
Short-term funding debt	$30,231	$170	0.74%	$55,580	$161	0.38%
Long-term funding debt	280,030	4,821	2.30	308,349	5,237	2.26
Total funding debt	310,261	4,991	2.14	363,929	5,398	1.98
Debt securities of consolidated trusts held by third parties	2,953,203	61,625	2.78	2,819,775	58,995	2.79
Total interest-bearing liabilities	$3,263,464	$66,616	2.72%	$3,183,704	$64,393	2.70%
Net interest income/net interest yield		$15,622	0.64%		$15,490	0.65%

	As of September 30,
	2017	2016
Selected benchmark interest rates
3-month LIBOR	1.33%	0.85%
2-year swap rate	1.74	1.01
5-year swap rate	2.00	1.18
10-year swap rate	2.29	1.46
30-year Fannie Mae MBS par coupon rate	2.97	2.36
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $209 million and $611 million, respectively, for the third quarter and first nine months of 2017, compared with $318 million and $977 million, respectively, for the third quarter and first nine months of 2016.

(2)	Includes cash equivalents.

(3)	Consists of federal funds sold and securities purchased under agreements to resell or similar arrangements and advances to lenders.

Fannie Mae Third Quarter 2017 Form 10-Q	14

MD&A | Consolidated Results of Operations

Table 3: Rate/Volume Analysis of Changes in Net Interest Income
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017 vs. 2016			September 30, 2017 vs. 2016
	Total Variance	Variance Due to:(1)		Total Variance	Variance Due to:(1)
		Volume	Rate		Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(478)	$(465)	$(13)	$(1,132)	$(1,298)	$166
Mortgage loans of consolidated trusts	1,914	1,185	729	3,409	3,184	225
Total mortgage loans	1,436	720	716	2,277	1,886	391
Mortgage-related securities, net	(104)	(66)	(38)	(345)	(260)	(85)
Non-mortgage-related securities(2)	102	1	101	232	9	223
Other(3)	76	8	68	191	62	129
Total interest income	$1,510	$663	$847	$2,355	$1,697	$658
Interest expense:
Short-term funding debt	16	(33)	49	9	(96)	105
Long-term funding debt	(141)	(191)	50	(416)	(487)	71
Total funding debt	(125)	(224)	99	(407)	(583)	176
Debt securities of consolidated trusts held by third parties	1,796	999	797	2,630	2,861	(231)
Total interest expense	$1,671	$775	$896	$2,223	$2,278	$(55)
Net interest income	$(161)	$(112)	$(49)	$132	$(581)	$713
__________

(1)	Combined rate/volume variances are allocated to rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Consists of federal funds sold and securities purchased under agreements to resell or similar arrangements and advances to lenders.
Net interest income and net interest yield decreased in the third quarter of 2017 compared with the third quarter of 2016 due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio. The decrease in net interest income was partially offset by a slight increase in guaranty fee income driven by loans with higher base guaranty fees comprising a larger part of our guaranty book of business in the third quarter of 2017 compared with the third quarter of 2016.
Net interest income increased in the first nine months of 2017 compared with the first nine months of 2016 due to an increase in guaranty fee income driven by: (1) loans with higher base guaranty fees comprising a larger part of our guaranty book of business in the first nine months of 2017 compared with the first nine months of 2016; and (2) an increase in amortization income in the first nine months of 2017 due to activity related to increased prepayments on mortgage loans and liquidations of MBS debt of consolidated trusts, which accelerated the amortization of cost basis adjustments on the loans and related debt. The increase in net interest income due to higher guaranty fee income was partially offset by a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio. See “Retained Mortgage Portfolio” for information about our retained mortgage portfolio.
We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. We recognize the difference between: (1) the initial fair value of the consolidated trust’s mortgage loans and debt and (2) the unpaid principal balance of these mortgage loans and debt as cost basis adjustments in our consolidated balance sheets. We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual life of the loan or security as a component of net interest income. Net unamortized premiums on debt of consolidated trusts exceeded net unamortized premiums on the related mortgage loans of consolidated trusts by $36.9 billion as of September 30, 2017, compared with $34.7 billion as of December 31, 2016. The amortization of this net premium position will contribute to our net interest income over time.

Fannie Mae Third Quarter 2017 Form 10-Q	15

MD&A | Consolidated Results of Operations

We had $7.8 billion in net unamortized discounts and other cost basis adjustments on mortgage loans of Fannie Mae included in our consolidated balance sheets as of September 30, 2017, compared with $10.4 billion as of December 31, 2016. This net discount position on mortgage loans was primarily recorded upon the acquisition of credit-impaired loans and the extent to which we may record them as income in future periods will be based on the actual performance of the loans.
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. Fee and other income increased in the third quarter and first nine months of 2017, compared with the third quarter and first nine months of 2016, primarily as a result of $975 million of income in the third quarter of 2017 resulting from a settlement agreement resolving legal claims related to private-label securities we purchased. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” for additional information.
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
Table 4 displays the components of our fair value gains and losses.

Table 4: Fair Value Losses, Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(223)	$(295)	$(702)	$(855)
Net change in fair value during the period	75	362	364	(2,639)
Total risk management derivatives fair value gains (losses), net	(148)	67	(338)	(3,494)
Mortgage commitment derivatives fair value losses, net	(248)	(216)	(520)	(945)
Total derivatives fair value losses, net	(396)	(149)	(858)	(4,439)
Trading securities gains, net	59	38	145	88
CAS debt fair value gains (losses), net(1)	113	(388)	(218)	(616)
Other, net(2)	(65)	8	(89)	(4)
Fair value losses, net	$(289)	$(491)	$(1,020)	$(4,971)
__________

(1)	Consists of fair value gains and losses on CAS debt reported at fair value.

(2)	Consists of fair value gains and losses on non-CAS debt and mortgage loans.
Fair value losses in the third quarter and first nine months of 2017 were primarily driven by:

•
decreases in the fair value of our mortgage commitments due to losses on commitments to sell mortgage-related securities due to an increase in prices as interest rates decreased during most of the commitment periods; and

•	decreases in the fair value of our pay-fixed risk management derivatives due to declines in longer-term swap rates during the second quarter and most of the third quarter.
Fair value losses in the third quarter of 2016 were primarily due to losses on CAS debt reported at fair value resulting from tightening spreads between CAS debt yields and LIBOR during the periods. Fair value losses in the first nine months of 2016 were primarily due to losses on risk management derivatives resulting from decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates.

Fannie Mae Third Quarter 2017 Form 10-Q	16

MD&A | Consolidated Results of Operations

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
Table 5 displays the changes in the combined loss reserves, which consists of the allowance for loan losses and the reserve for guaranty losses.

Table 5: Changes in Combined Loss Reserves
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$20,742	$24,089	$23,835	$28,590
Provision (benefit) for credit losses	182	(673)	(1,481)	(3,458)
Charge-offs	(458)	(630)	(2,224)	(2,761)
Recoveries	75	207	373	536
Other	(17)	10	21	96
Ending balance	$20,524	$23,003	$20,524	$23,003

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$20,291	$23,639
Multifamily	233	196
Total	$20,524	$23,835
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	0.70%	0.83%
Multifamily	0.09	0.08
Combined loss reserves as a percentage of:
Total guaranty book of business	0.65%	0.77%
Recorded investment in nonaccrual loans	53.84	53.62

Fannie Mae Third Quarter 2017 Form 10-Q	17

MD&A | Consolidated Results of Operations

The following factors impacted our provision for credit losses in the third quarter of 2017:

•
The estimate of incurred losses from the hurricanes contributed approximately $1.0 billion to the provision for credit losses, the majority of which relates to single-family loans located in Puerto Rico.

•
This was partially offset by a benefit primarily due to higher actual home prices. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses.

•
In addition, we recognized a benefit from the redesignation of certain reperforming single-family loans from HFI to HFS during the period as we no longer intend to hold them to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value via a charge-off to the allowance for loan losses. Amounts recorded in the allowance related to the loans exceeded the amount charged off, which reduced the provision for credit losses.

The following factors impacted our benefit for credit losses in the first nine months of 2017:

•	We recognized a benefit for credit losses due to higher actual and forecasted home prices.

•	We also recognized a benefit from the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS during the period.

•	This was partially offset by the estimate of incurred losses from the hurricanes, which contributed approximately $1.0 billion to the allowance for loan losses.
The following factors contributed to our benefit for credit losses in the third quarter and first nine months of 2016:

•	We recognized a benefit for credit losses in the third quarter of 2016 primarily due to an increase in home prices, including distressed property valuations.

•
We recognized a benefit for credit losses in the first nine months of 2016 primarily due to an increase in home prices, including distressed property valuations and a decline in interest rates. As mortgage interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in the provision for credit losses.

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

Table 6: Troubled Debt Restructurings and Nonaccrual Loans
	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
TDRs on accrual status:
Single-family	$117,724	$127,353
Multifamily	164	141
Total TDRs on accrual status	$117,888	$127,494
Nonaccrual loans:
Single-family	$37,797	$44,047
Multifamily	322	403
Total nonaccrual loans	$38,119	$44,450
Accruing on-balance sheet loans past due 90 days or more(1)	$289	$402

Fannie Mae Third Quarter 2017 Form 10-Q	18

MD&A | Consolidated Results of Operations

	For the Nine Months
	Ended September 30,
	2017	2016
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$2,628	$3,312
Interest income recognized for the period(3)	4,253	4,565
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

Fannie Mae Third Quarter 2017 Form 10-Q	19

MD&A | Consolidated Results of Operations

Table 7 displays the components of our credit loss performance metrics as well as our single-family and multifamily initial charge-off severity rates.

Table 7: Credit Loss Performance Metrics
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2017			2016			2017			2016
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$383	4.9	bps	$423	5.6	bps	$1,851	7.9	bps	$2,225	9.8	bps
Foreclosed property expense	140	1.8		110	1.4		391	1.7		507	2.2
Credit losses including the effect of fair value losses on acquired credit-impaired loans	523	6.7		533	7.0		2,242	9.6		2,732	12.0
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(2)	61	0.7		83	1.1		183	0.7		273	1.1
Credit losses and credit loss ratio	$584	7.4	bps	$616	8.1	bps	$2,425	10.3	bps	$3,005	13.1	bps
Credit losses attributable to:
Single-family	$600			$622			$2,439			$3,003
Multifamily(3)	(16)			(6)			(14)			2
Total	$584			$616			$2,425			$3,005
Single-family initial charge-off severity rate(4)		13.8%			16.0%			15.5%			20.3%
Multifamily initial charge-off severity rate(4)		11.8%			22.0%			7.2%			15.4%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)	Negative credit losses are the result of recoveries on previously charged-off amounts.

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

Credit losses and our credit loss ratio decreased in the third quarter and first nine months of 2017 compared with the third quarter and first nine months of 2016 primarily due to lower charge-offs as a result of lower serious delinquencies.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”

Fannie Mae Third Quarter 2017 Form 10-Q	20

MD&A | Consolidated Results of Operations

Table 8 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.

Table 8: Credit Loss Concentration Analysis
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses(2)
	As of			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30,	December 31,	September 30,
	2017	2016	2016	2017	2016	2017	2016
Geographical distribution:
California	19%	19%	20%	9%	1%	9%	1%
Florida	6	6	6	3	4	10	7
Illinois	4	4	4	9	10	9	8
New Jersey	4	4	4	17	18	14	18
New York	5	5	5	12	11	11	20
All other states	62	62	61	50	56	47	46
Select higher-risk product features(3)	21	21	22	55	68	60	59
Vintages:(4)
2004 and prior	4	5	4	11	13	11	16
2005 - 2008	7	8	9	66	60	66	64
2009 - 2017	89	87	87	23	27	23	20
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

As shown in Table 8, the percentage of our credit losses for loans in California was higher in the third quarter and first nine months of 2017 compared with the third quarter and first nine months of 2016 because a large portion of the reperforming loans that were redesignated as HFS and charged-off in the third quarter and first nine months of 2017 were single-family loans located in California. The percentage of our credit losses for loans in New Jersey and New York were lower in the first nine months of 2017 compared with the first nine months of 2016 because we charged off a greater portion of excessively delinquent loans in these states in 2016. The majority of our credit losses for the third quarter and first nine months of 2017 continued to be driven by loans originated in 2005 through 2008. We provide more detailed single-family credit performance information, including serious delinquency rate share and foreclosure activity, in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management.”
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, in 2012, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” TCCA fees increased in the third quarter and first nine months of 2017 compared with the third quarter and first nine months of 2016 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase.

Fannie Mae Third Quarter 2017 Form 10-Q	21

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 9: Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2017	December 31, 2016	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$47,654	$55,639	$(7,985)
Restricted cash	28,137	36,953	(8,816)
Investments in securities(1)	42,849	48,925	(6,076)
Mortgage loans:
Of Fannie Mae	174,964	207,190	(32,226)
Of consolidated trusts	2,997,989	2,896,028	101,961
Allowance for loan losses	(20,194)	(23,465)	3,271
Mortgage loans, net of allowance for loan losses	3,152,759	3,079,753	73,006
Deferred tax assets, net	30,454	33,530	(3,076)
Other assets	28,906	33,168	(4,262)
Total assets	$3,330,759	$3,287,968	$42,791
Liabilities and equity
Debt:
Of Fannie Mae	$291,289	$327,097	$(35,808)
Of consolidated trusts	3,017,294	2,935,219	82,075
Other liabilities	18,528	19,581	(1,053)
Total liabilities	3,327,111	3,281,897	45,214
Equity	3,648	6,071	(2,423)
Total liabilities and equity	$3,330,759	$3,287,968	$42,791
__________

(1)	Includes $30.8 billion as of September 30, 2017 and $32.3 billion as of December 31, 2016 of U.S. Treasury securities that are included in our other investments portfolio.
Other Investments Portfolio
Our other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements, and investments in U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio” for additional information on our other investments portfolio.
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by servicers of loans backing consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of September 30, 2017 compared with the balance as of December 31, 2016 primarily as a result of a decrease in prepayments received on mortgage loans in September 2017 compared with prepayments received in December 2016.

Fannie Mae Third Quarter 2017 Form 10-Q	22

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

Table 10: Summary of Mortgage-Related Securities at Fair Value
	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$6,308	$7,323
Other agency	1,819	2,605
Alt-A and subprime private-label securities	2,583	3,345
CMBS	191	1,580
Mortgage revenue bonds	750	1,293
Other mortgage-related securities	399	462
Total	$12,050	$16,608
The decrease in mortgage-related securities at fair value from December 31, 2016 to September 30, 2017 was primarily driven by liquidations and sales of securities.
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of September 30, 2017 and December 31, 2016.
Mortgage Loans and Allowance for Loan Losses
The increase in mortgage loans, net of allowance for loan losses, from December 31, 2016 to September 30, 2017 was driven by an increase in mortgage loans of consolidated trusts as we continued to add to our guaranty book of business through securitization activity. Partially offsetting this was a decline in mortgage loans of Fannie Mae resulting from liquidations, portfolio securitizations and sales. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.”
The decrease in our allowance for loan losses from December 31, 2016 to September 30, 2017 was primarily driven by the relief of the allowance for loan losses upon redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS, liquidations and higher actual and forecasted home prices. This decrease was partially offset by estimated incurred losses of approximately $1.0 billion resulting from the hurricanes.
Other Assets
The decrease in other assets from December 31, 2016 to September 30, 2017 was primarily driven by a decrease in advances to lenders as a result of lower lender funding needs. For additional information on our accounting policy for advances to lenders, refer to “Note 1, Summary of Significant Accounting Policies” in our 2016 Form 10-K.
Debt
Debt of Fannie Mae is the primary means of funding our mortgage purchases. Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 7, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

Fannie Mae Third Quarter 2017 Form 10-Q	23

MD&A | Consolidated Balance Sheet Analysis

The decrease in debt of Fannie Mae from December 31, 2016 to September 30, 2017 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. The increase in debt of consolidated trusts from December 31, 2016 to September 30, 2017 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our net equity decreased as of September 30, 2017 compared with December 31, 2016 due to our payments of senior preferred stock dividends to Treasury during the first nine months of 2017, partially offset by our comprehensive income recognized during the first nine months of 2017.

Retained Mortgage Portfolio
Our retained mortgage portfolio consists of mortgage loans and mortgage-related securities that we own, including Fannie Mae MBS and non-Fannie Mae mortgage-related securities. Assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties are not included in our retained mortgage portfolio.
Table 11 displays the unpaid principal balance of our retained mortgage portfolio.

Table 11: Retained Mortgage Portfolio
	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Single-family:
Mortgage loans(1)	$152,731	$181,219
Reverse mortgages	27,456	29,443
Mortgage-related securities:
Agency securities(2)	36,714	25,667
Fannie Mae-wrapped reverse mortgage securities	6,884	7,420
Other Fannie Mae-wrapped securities	3,518	3,773
Private-label and other securities	3,623	4,980
Total single-family mortgage-related securities(3)	50,739	41,840
Total single-family mortgage loans and mortgage-related securities	230,926	252,502
Multifamily:
Mortgage loans(4)	5,252	9,407
Mortgage-related securities:
Agency securities(2)	8,095	7,693
CMBS	191	1,567
Mortgage revenue bonds	669	1,185
Total multifamily mortgage-related securities(5)	8,955	10,445
Total multifamily mortgage loans and mortgage-related securities	14,207	19,852
Total retained mortgage portfolio	$245,133	$272,354
__________

(1)
Includes single-family loans restructured in a TDR that were on accrual status of $93.4 billion and $119.4 billion as of September 30, 2017 and December 31, 2016, respectively, and single-family loans on nonaccrual status of $32.6 billion and $38.7 billion as of September 30, 2017 and December 31, 2016, respectively.

(2)	Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped reverse mortgage securities and other Fannie Mae-wrapped securities.

(3)	The fair value of these single-family mortgage-related securities was $52.9 billion and $42.9 billion as of September 30, 2017 and December 31, 2016, respectively.

Fannie Mae Third Quarter 2017 Form 10-Q	24

MD&A | Retained Mortgage Portfolio

(4)
Includes multifamily loans restructured in a TDR that were on accrual status of $159 million and $131 million as of September 30, 2017 and December 31, 2016, respectively, and multifamily loans on nonaccrual status of $133 million and $246 million as of September 30, 2017 and December 31, 2016, respectively.

(5)	The fair value of these multifamily mortgage-related securities was $9.6 billion and $11.2 billion as of September 30, 2017 and December 31, 2016, respectively.
In support of our loss mitigation strategy, we purchased $8.9 billion of loans from our single-family MBS trusts in the first nine months of 2017, the substantial majority of which were delinquent. See “Business—Mortgage Securitizations—Purchases of Loans from Our MBS Trusts” in our 2016 Form 10-K for more information relating to our purchases of loans from MBS trusts.
We primarily use our retained mortgage portfolio to: (1) provide liquidity to the mortgage market and (2) support our loss mitigation activities. Previously, we also used our retained mortgage portfolio for investment purposes.
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury and FHFA’s additional cap, as described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2016 Form 10-K. Our retained mortgage portfolio is already below the caps that will become effective on December 31, 2017, and is below the final $250 billion cap under the senior preferred stock purchase agreement, which becomes effective on December 31, 2018. The amount is not yet below the final FHFA cap of $225 billion that becomes effective on December 31, 2018. We expect the size of our retained mortgage portfolio will continue to decrease in 2017.
Table 12 below separates the instruments within our retained mortgage portfolio by unpaid principal balance into three categories based on each instrument’s use. “Lender liquidity,” which includes balances related to our whole loan conduit activity, supports our efforts to provide liquidity to the Single-Family and Multifamily mortgage markets. “Loss mitigation” supports our loss mitigation efforts through the purchase of delinquent loans from MBS trusts. “Other” represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of reverse mortgage loans and Fannie Mae-wrapped reverse mortgage securities as of September 30, 2017 and December 31, 2016.

Table 12: Retained Mortgage Portfolio Profile
	As of
	September 30, 2017				December 31, 2016
	Single-Family	Multifamily	Total	% of Mortgage Credit Book of Business	Single-Family	Multifamily	Total	% of Mortgage Credit Book of Business
	(Dollars in millions)
Lender liquidity	$52,041	$8,095	$60,136	2%	$36,272	$7,694	$43,966	2%
Loss mitigation	131,077	292	131,369	4	164,028	376	164,404	5
Other	47,808	5,820	53,628	2	52,202	11,782	63,984	2
Total	$230,926	$14,207	$245,133	8%	$252,502	$19,852	$272,354	9%

Mortgage Credit Book of Business
Table 13 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 92% of our mortgage credit book of business as of September 30, 2017 and December 31, 2016. While our mortgage credit book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Fannie Mae Third Quarter 2017 Form 10-Q	25

MD&A | Mortgage Credit Book of Business

Table 13: Composition of Mortgage Credit Book of Business
	As of
	September 30, 2017			December 31, 2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,882,463	$253,031	$3,135,494	$2,838,086	$229,896	$3,067,982
Unconsolidated Fannie Mae MBS, held by third parties(2)	6,688	1,086	7,774	7,795	1,159	8,954
Other credit guarantees(3)	1,925	12,564	14,489	2,193	13,142	15,335
Guaranty book of business	$2,891,076	$266,681	$3,157,757	$2,848,074	$244,197	$3,092,271
Other agency mortgage-related securities(4)	1,730	—	1,730	2,500	—	2,500
Other mortgage-related securities(5)	3,623	860	4,483	4,980	2,752	7,732
Mortgage credit book of business	$2,896,429	$267,541	$3,163,970	$2,855,554	$246,949	$3,102,503
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,849,182	$265,399	$3,114,581	$2,802,572	$242,834	$3,045,406
Government Guaranty Book of Business(7)	$41,894	$1,282	$43,176	$45,502	$1,363	$46,865
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
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In February 2017, we paid $268 million to the funds based on our new business purchases in 2016. Our new business purchases were $421.4 billion for the first nine months of 2017. Accordingly, we recognized an expense of $177 million related to this obligation for the first nine months of 2017. We expect to pay this amount, plus additional amounts to be accrued based on our new business purchases in the last three months of 2017, to the funds on or before March 1, 2018. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Affordable Housing Allocations” in our 2016 Form 10-K for more information regarding this obligation.

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

Fannie Mae Third Quarter 2017 Form 10-Q	26

MD&A | Business Segments

This section describes the following for each of our business segments:

•	market conditions relating to the business segment;

•	the segment’s business and financial results; and

•	credit risk management relating to the business segment.
This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.”
Single-Family Business
Single-Family Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 3.0% on an annualized basis in the third quarter of 2017, compared with an increase of 3.1% in the second quarter of 2017. The overall economy gained an estimated 274,000 non-farm jobs in the third quarter of 2017. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in September 2017, the economy created an estimated 1.8 million non-farm jobs. The unemployment rate was 4.2% in September 2017, compared with 4.4% in June 2017.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $10.4 trillion of single-family debt outstanding, was estimated to be approximately $11.7 trillion as of June 30, 2017 (the latest date for which information is available) and $11.6 trillion as of December 31, 2016.
We forecast that total originations in the U.S. single-family mortgage market in 2017 will decrease from 2016 levels by approximately 13% from an estimated $2.05 trillion in 2016 to $1.79 trillion in 2017, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.0 trillion in 2016 to $662 billion in 2017.
Housing sales remained relatively flat in the third quarter of 2017 compared with the second quarter of 2017. Total existing home sales averaged 5.4 million units annualized in the third quarter of 2017, a 3.1% decrease from the second quarter of 2017, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 4.0% of existing home sales in September 2017, the same as in June 2017 and September 2016. According to the U.S. Census Bureau, new single-family home sales decreased during the third quarter of 2017, averaging an annualized rate of 603,000 units, a 0.3% decrease from the second quarter of 2017.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes were each below their historical average at the end of the third quarter of 2017. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.0 months as of September 30, 2017, compared with 5.3 months as of June 30, 2017. According to the National Association of REALTORS®, the months’ supply of existing unsold homes was 4.2 months as of September 30, 2017, the same as of June 30, 2017.
The overall mortgage market serious delinquency rate fell to 2.5% as of June 30, 2017 (the latest date for which information is available), according to the Mortgage Bankers Association’s National Delinquency Survey, compared with 3.1% as of June 30, 2016. We provide information about Fannie Mae’s serious delinquency rate in “Single-Family Mortgage Credit Risk Management” below.
Based on our home price index, we estimate that home prices on a national basis increased by 1.1% in the third quarter of 2017 and by 5.3% in the first nine months of 2017, following increases of 5.7% in 2016, 4.6% in 2015 and 4.2% in 2014. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Thirty-year fixed-rate mortgage rates ended the quarter at 3.83% for the week of September 30, 2017, down from 3.88% for the week of June 30, 2017, according to Freddie Mac’s Primary Mortgage Market Survey®.

Fannie Mae Third Quarter 2017 Form 10-Q	27

MD&A | Business Segments

Single-Family Business Metrics

Table 14: Single-Family Business Key Performance Data
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$138,603	$166,023	$387,118	$399,906
Single-family Fannie Mae MBS outstanding, at end of period	$2,738,647	$2,646,908	$2,738,647	$2,646,908
Portfolio Data
Single-family retained mortgage portfolio, at end of period	$230,926	$283,372	$230,926	$283,372
Credit Guaranty Activity
Average single-family guaranty book of business(1)	$2,882,733	$2,821,030	$2,869,986	$2,823,787
Average charged guaranty fee on single-family guaranty book of business:(2)
Fee, net of TCCA fees (in basis points)(3)	42.4	41.1	42.1	40.7
Total fee (in basis points)	49.9	47.8	49.4	47.2
Average charged guaranty fee on new single-family acquisitions:(4)
Fee, net of TCCA fees (in basis points)(3)	47.1	46.2	47.9	47.3
Total fee (in basis points)	57.1	56.2	57.9	57.3
Single-family credit loss ratio (in basis points)(5)	8.3	8.8	11.3	14.2
Single-family serious delinquency rate, at end of period(6)	1.01%	1.24%	1.01%	1.24%
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

Our single-family Fannie Mae MBS issuances decreased in the third quarter and first nine months of 2017 compared with the third quarter and first nine months of 2016 driven primarily by a decrease in refinance activity, partially offset by an increase in our acquisition of home purchase mortgage loans in the third quarter and first nine months of 2017.

Fannie Mae Third Quarter 2017 Form 10-Q	28

MD&A | Business Segments

Single-Family Business Financial Results

Table 15: Single-Family Business Financial Results
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
	(Dollars in millions)
Net interest income(1)	$4,627	$4,857	$(230)	$13,749	$13,832	$(83)
Fee and other income	1,005	77	928	1,192	222	970
Net revenues	5,632	4,934	698	14,941	14,054	887
Investment gains, net	286	399	(113)	557	735	(178)
Fair value losses, net	(300)	(499)	199	(997)	(5,028)	4,031
Administrative expenses	(580)	(582)	2	(1,781)	(1,788)	7
Credit-related income (expense)(2)	(294)	532	(826)	1,113	2,895	(1,782)
TCCA fees(1)	(531)	(465)	(66)	(1,552)	(1,358)	(194)
Other expenses, net	(320)	(275)	(45)	(731)	(773)	42
Income before federal income taxes	3,893	4,044	(151)	11,550	8,737	2,813
Provision for federal income taxes	(1,361)	(1,399)	38	(4,014)	(3,042)	(972)
Net income	$2,532	$2,645	$(113)	$7,536	$5,695	$1,841
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit (provision) for credit losses and foreclosed property expense.
Single-family net income decreased in the third quarter of 2017 compared with the third quarter of 2016 driven by a shift to credit-related expense from credit-related income and a decrease in net interest income. The decrease in net income was partially offset by an increase in fee and other income. Single-family net income increased in the first nine months of 2017 compared with the first nine months of 2016 driven by lower fair value losses and an increase in fee and other income, partially offset by lower credit-related income.
Single-family net interest income decreased in the third quarter of 2017 compared with the third quarter of 2016, primarily due to a decline in the average balance of our retained mortgage portfolio partially offset by a slight increase in single-family guaranty fee income. The drivers of net interest income for the single-family segment for the third quarter of 2017 are consistent with the drivers of net interest income discussed in our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Net Interest Income” for more information on the drivers of our net interest income.
Fee and other income increased in the third quarter and first nine months of 2017 compared with the third quarter and first nine months of 2016 due to income recognized in the third quarter of 2017 resulting from a settlement agreement resolving legal claims relating to private-label securities we purchased.
Fair value losses decreased in the third quarter and first nine months of 2017 compared with the third quarter and first nine months of 2016. The fair value losses that are reported for the single-family segment are consistent with the fair value losses reported in our condensed consolidated statements of operations and comprehensive income. We discuss our fair value gains and losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
Credit-related expense in the third quarter of 2017 was primarily driven by the provision for credit losses resulting from the impact of estimated incurred losses from the hurricanes, partially offset by the benefit for credit losses resulting from increases in actual home prices and the redesignation of certain reperforming loans from HFI to HFS. Credit-related income in the first nine months of 2017 was primarily driven by an increase in actual and forecasted home prices and a benefit for credit losses resulting from the redesignation of certain reperforming and nonperforming loans from HFI to HFS, partially offset by estimated incurred losses resulting from the hurricanes. We recognized a benefit for credit losses in the third quarter of 2016 primarily due to an increase in home prices, including distressed property valuations. We recognized a benefit for credit losses in the first nine months of 2016

Fannie Mae Third Quarter 2017 Form 10-Q	29

MD&A | Business Segments

primarily due to an increase in home prices, including distressed property valuations and a decline in interest rates.
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
The single-family credit statistics we focus on and report below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. We exclude from these credit statistics approximately 1% of our single-family conventional guaranty book of business for which our loan level information is incomplete as of September 30, 2017 and December 31, 2016. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. We rely on a combination of data verification tools we make available to lenders and lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. We provide information on non-Fannie Mae mortgage-related securities held in our portfolio in “Note 5, Investments in Securities.”
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
For an overview and additional information on our quality control process and recent changes, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2016 Form 10-K and Second Quarter 2017 Form 10-Q.
Repurchase Requests
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief as described below. We collectively refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. The unpaid principal balance of single-family loans that are subject to a repurchase request has declined significantly since we strengthened our underwriting standards in late 2008 and 2009, implemented changes to our quality control process in 2013 and implemented our revised representation and warranty framework described below. As of September 30, 2017, we had issued repurchase requests on approximately 0.09% of the $594.4 billion of unpaid principal balance of single-family loans delivered to us during the twelve months ended January 2017. Our total outstanding repurchase requests were $202 million as of September 30, 2017, compared with $303 million as of December 31, 2016.
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

Fannie Mae Third Quarter 2017 Form 10-Q	30

MD&A | Business Segments

framework. For information on our representation and warranty framework and our Day 1 Certainty initiative, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Representation and Warranty Relief” in our 2016 Form 10-K.
As of September 30, 2017, approximately 54% of the outstanding loans in our single-family conventional guaranty book of business were acquired after January 1, 2013 and are subject to the revised representation and warranty framework, compared with 48% as of December 31, 2016. Table 16 below displays information regarding the relief status of outstanding single-family conventional loans, based only on payment history or the satisfactory conclusion of a full-file quality control review, delivered to us beginning in 2013 under the revised representation and warranty framework.

Table 16: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2017
	As of September 30, 2017
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$165,881	1,216,744	$423,831	2,325,929	$589,712	3,542,673
Remain eligible for relief	19,566	130,176	1,172,898	5,418,206	1,192,464	5,548,382
Are not eligible for relief	4,521	30,430	17,490	93,889	22,011	124,319
Total outstanding loans acquired since January 1, 2013	$189,968	1,377,350	$1,614,219	7,838,024	$1,804,187	9,215,374
As of September 30, 2017, approximately 38% of loans acquired under the revised representation and warranty framework had obtained relief, compared with 37% as of December 31, 2016. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus and timing of our quality control reviews to shortly after loan delivery. We also retain the right to review all loans, including reviews for any violations of “life of loan” representations and warranties.
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
As of September 30, 2017, $884 billion in outstanding unpaid principal balance of our single-family loans, or 31% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction. During the first nine months of 2017, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $345 billion at the time of the transactions. Our CAS and CIRT transactions are our primary credit risk transfer transactions. In the first nine months of 2017, we paid $568 million on our outstanding CAS debt for the spread over LIBOR at the time of issuance of the debt and $127 million in CIRT premiums, compared with $377 million on CAS debt and $77 million in CIRT premiums in the first

Fannie Mae Third Quarter 2017 Form 10-Q	31

MD&A | Business Segments

nine months of 2016. These amounts increased from the first nine months of 2016 to the first nine months of 2017 as we continue to transfer credit risk on a larger portion of our single-family book of business.
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
Table 17 displays the mortgage credit risk transferred to third parties and retained by Fannie Mae at the time of issuance and the outstanding reference pool balances as of September 30, 2017 pursuant to our single-family credit risk transfer transactions.

Table 17: Single-Family Credit Risk Transfer Transactions
Issuances from Inception to September 30, 2017
(Dollars in billions)
Senior	Fannie Mae(1)
	$1,112

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)	Initial Reference Pool(4)
	$1	$5	$26	*	$1,153

First Loss	Fannie Mae(1)		CAS(2)(5)	Lender Risk-Sharing(2)
	$6		$2	$1

Outstanding as of September 30, 2017
(Dollars in billions)
Senior	Fannie Mae(1)
	$849

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)	Outstanding Reference Pool(4)(6)
	$1	$5	$20	*	$884

First Loss	Fannie Mae(1)		CAS(2)(5)	Lender Risk-Sharing(2)
	$6		$2	$1
__________

*	Represents less than $500 million.

(1)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(2)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(3)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $4 billion outstanding as of September 30, 2017.

Fannie Mae Third Quarter 2017 Form 10-Q	32

MD&A | Business Segments

(4)	For CIRT and some lender risk-sharing transactions, “reference pool” reflects a pool of covered loans.

(5)	For CAS transactions, “First Loss” represents all B tranche balances.

(6)	For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans, as of September 30, 2017.
As shown in the outstanding balances in Table 17 above, we have designed our credit risk transfer transactions so that prepayment activity typically has a more substantial impact on the senior tranches retained by Fannie Mae than on the risk transferred to third parties. Principal payments on the underlying reference pool are first allocated between the senior tranches and then applied sequentially to the subordinate tranches. Losses are applied in reverse sequential order starting with the first loss tranche. For CAS transactions, all principal payments and losses are allocated pro rata between the sold notes and the portion we retain. The decreases in outstanding balances from issuance to September 30, 2017 in the senior and mezzanine tranches are the result of paydowns. Outstanding balances from issuance to September 30, 2017 in the first loss tranches decreased only slightly as the losses allocated to those tranches were insignificant.
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

Fannie Mae Third Quarter 2017 Form 10-Q	33

MD&A | Business Segments

Credit Risk Profile of Our Single-Family Acquisitions and Book of Business
Table 18 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business by acquisition period.

Table 18: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period
	As of September 30, 2017
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate
2009-2017 acquisitions, excluding HARP and other Refi Plus loans	76%	57%	* %	0.23%
HARP loans(4)	8	71	6	1.09
Other Refi Plus loans(5)	6	42	*	0.43
2005-2008 acquisitions	7	67	8	5.69
2004 and prior acquisitions	3	40	1	2.78
Total single-family conventional guaranty book of business	100%	58%	1%	1.01%
__________

*	Represents less than 0.5%.

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of September 30, 2017.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of September 30, 2017.

(4)
HARP loans, which we began to acquire in 2009, have LTV ratios at origination in excess of 80%. Some borrowers for HARP loans may have lower FICO credit scores and may provide less documentation than we would otherwise require. As of September 30, 2017, HARP loans had a weighted average FICO credit score at origination of 725 compared with 745 for loans in our single-family book of business overall.

(5)	Other Refi Plus loans, which we began to acquire in 2009, includes all other Refi Plus loans that are not HARP loans.

Fannie Mae Third Quarter 2017 Form 10-Q	34

MD&A | Business Segments

Table 19 displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 19: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Original LTV ratio:(5)
<= 60%	16%	21%	18%	19%	21%	21%
60.01% to 70%	12	14	13	14	14	14
70.01% to 80%	39	38	39	39	38	38
80.01% to 90%	13	12	12	12	11	11
90.01% to 100%	20	15	18	16	13	12
Greater than 100%	*	*	*	*	3	4
Total	100%	100%	100%	100%	100%	100%
Weighted average	76%	74%	75%	74%	75%	75%
Average loan amount	$228,445	$232,225	$225,123	$228,183	$165,691	$163,200
Estimated mark-to-market LTV ratio:(6)
<= 60%					53%	49%
60.01% to 70%					19	19
70.01% to 80%					16	17
80.01% to 90%					8	9
90.01% to 100%					3	4
Greater than 100%					1	2
Total					100%	100%
Weighted average					58%	60%
Product type:
Fixed-rate:(7)
Long-term	85%	81%	83%	81%	79%	77%
Intermediate-term	12	17	14	17	16	17
Interest-only	—	—	—	—	*	*
Total fixed-rate	97	98	97	98	95	94
Adjustable-rate:
Interest-only	—	—	—	—	1	1
Other ARMs	3	2	3	2	4	5
Total adjustable-rate	3	2	3	2	5	6
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	97%	98%	97%	97%
2-4 units	2	2	3	2	3	3
Total	100%	100%	100%	100%	100%	100%

Fannie Mae Third Quarter 2017 Form 10-Q	35

MD&A | Business Segments

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Property type:
Single-family homes	90%	91%	90%	90%	91%	91%
Condo/Co-op	10	9	10	10	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	89%	91%	89%	90%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	7	5	7	6	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(8)	* %	* %	* %	* %	2%	2%
620 to < 660	5	4	5	4	5	5
660 to < 700	13	11	13	12	12	12
700 to < 740	23	20	23	21	20	20
>= 740	59	65	59	63	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	745	752	745	749	745	745
Loan purpose:
Purchase	63%	47%	56%	47%	38%	35%
Cash-out refinance	19	18	21	18	20	20
Other refinance	18	35	23	35	42	45
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	15%	15%	14%	14%	15%	15%
Northeast	14	14	14	14	18	18
Southeast	23	21	23	21	22	22
Southwest	20	19	20	20	17	17
West	28	31	29	31	28	28
Total	100%	100%	100%	100%	100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 6% of our single-family conventional guaranty book of business as of September 30, 2017 and December 31, 2016. See “Business—Legislation and Regulation—Charter Act” and “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring—Jumbo-Conforming and High-Balance Loans” in our 2016 Form 10-K for information on our loan limits.

(5)
The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

Fannie Mae Third Quarter 2017 Form 10-Q	36

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

Our acquisitions in the first nine months of 2017 continued to have a strong credit profile with a weighted average original LTV ratio of 75% and a weighted average FICO credit score at origination of 745. As shown in the table above, the first nine months of 2017 had a higher proportion of acquisitions consisting of home purchase loans than refinance loans compared with the first nine months of 2016. The shift toward home purchase loans drove up the proportion of our acquisitions consisting of loans with a weighted average original LTV ratio over 90%, as home purchase loans tend to have less equity than refinance loans. Additionally, lower refinancing activity led to a lower weighted average FICO credit score at origination during the first nine months of 2017.
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
In August 2016, FHFA directed us and Freddie Mac to implement a new high LTV refinance offering aimed at borrowers who are making their mortgage payments on time and whose current LTV ratio exceeds a specified amount. In August 2017, FHFA announced that the new high LTV refinance offering will be available for borrowers whose loans were originated on or after October 1, 2017 and who meet other eligibility requirements. FHFA also directed us and Freddie Mac to extend the HARP sunset date from September 30, 2017 to December 31, 2018. We have also extended the end date of our Refi Plus initiative to December 31, 2018.
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

Fannie Mae Third Quarter 2017 Form 10-Q	37

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

Table 20: Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2017	December 31, 2016	September 30, 2016
Delinquency status:
30 to 59 days delinquent	1.63%	1.51%	1.45%
60 to 89 days delinquent	0.40	0.41	0.39
Seriously delinquent (“SDQ”)	1.01	1.20	1.24
Percentage of SDQ loans that have been delinquent for more than 180 days	57%	59%	64%
Percentage of SDQ loans that have been delinquent for more than two years	18	21	25

	For the Nine Months Ended September 30,
	2017	2016
Single-family SDQ loans (number of loans):
Beginning balance	206,549	267,174
Additions	177,449	183,395
Removals:
Modifications and other loan workouts	(56,048)	(60,985)
Liquidations and sales	(63,854)	(89,236)
Cured or less than 90 days delinquent	(91,545)	(88,863)
Total removals	(211,447)	(239,084)
Ending balance	172,551	211,485
Our single-family serious delinquency rate was 1.01% as of September 30, 2017, compared with 1.20% as of December 31, 2016. The decrease in our serious delinquency rate in the first nine months of 2017 was primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance and nonperforming loan sales. Our 30 to 59 days delinquency rate increased to 1.63% as of September 30, 2017, compared with 1.51% as of December 31, 2016. This increase was greatest in Texas, Florida and Puerto Rico, which were most significantly impacted by the hurricanes. Our 30 to 59 days delinquency rate includes delinquent loans that have a temporary forbearance arrangement.
We expect our single-family serious delinquency rate to continue to decline over the long term; however, because our single-family serious delinquency rate has already declined significantly over the past several years, we expect more modest declines and, as a result, may experience period to period fluctuations in this rate. In addition, we expect our single-family serious delinquency rate will likely increase in the short term due to the hurricanes. Our single-family serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively affected by the length of time required to complete a foreclosure in some

Fannie Mae Third Quarter 2017 Form 10-Q	38

MD&A | Business Segments

states. Other factors that affect our single-family serious delinquency rate include the pace of loan modifications, the timing and volume of nonperforming loan sales we make, servicer performance, natural disasters, and changes in home prices, unemployment levels and other macroeconomic conditions.
Certain higher-risk loan categories, such as Alt-A loans, loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages, continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 7% of our single-family book of business as of September 30, 2017, but constituted 48% of our seriously delinquent single-family loans as of September 30, 2017 and drove 66% of our single-family credit losses in the first nine months of 2017. In addition, loans in certain states such as Florida, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
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

Table 21: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2017			December 31, 2016			September 30, 2016
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	6%	0.43%	19%	6%	0.50%	20%	6%	0.49%
Florida	6	10	1.50	6	10	1.89	6	11	2.05
New Jersey	4	7	2.36	4	8	3.07	4	9	3.47
New York	5	9	2.13	5	10	2.65	5	10	2.77
All other states	66	68	0.94	66	66	1.11	65	64	1.11
Product type:
Alt-A(2)	3	14	4.54	3	15	5.00	3	16	5.27
Vintages:
2004 and prior	4	25	2.75	5	26	2.82	4	26	2.75
2005-2008	7	48	5.83	8	51	6.39	9	53	6.49
2009-2017	89	27	0.33	87	23	0.36	87	21	0.33
Estimated mark-to-market LTV ratio:
<= 60%	53	40	0.66	49	33	0.70	49	32	0.69
60.01% to 70%	19	17	1.05	19	15	1.13	19	15	1.13
70.01% to 80%	16	15	1.17	17	16	1.31	17	16	1.40
80.01% to 90%	8	11	1.77	9	13	2.11	9	13	2.26
90.01% to 100%	3	7	2.72	4	9	2.99	4	9	3.61
Greater than 100%	1	10	10.73	2	14	10.44	2	15	10.56
Credit enhanced:(3)
Primary MI & other(4)	19	26	1.62	18	28	2.18	18	28	2.19
Credit risk transfer(5)	31	4	0.16	22	2	0.17	23	2	0.12
Non-credit enhanced	60	72	1.05	67	70	1.16	66	71	1.20
__________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
For a description of our Alt-A loan classification criteria, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2016 Form 10-K.

Fannie Mae Third Quarter 2017 Form 10-Q	39

MD&A | Business Segments

(3)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2017 was 40%.

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
Our primary loan modification initiatives have included the Home Affordable Modification Program (“HAMP”), which had a December 31, 2016 application deadline, and our proprietary Standard and Streamlined Modification initiatives. In December 2016, we announced a new modification program, the Fannie Mae Flex Modification, which replaces both HAMP and our Standard and Streamlined Modification programs with a single modification program that leverages the lessons learned from the housing crisis. The Flex Modification program became available for our servicers to implement on March 1, 2017 and was required to be implemented by October 1, 2017. The program offers additional payment relief allowing forbearance of principal to an 80% mark-to-market LTV ratio for eligible borrowers and targeting a 20% payment reduction.
Table 22 displays statistics on our single-family loan workouts that were completed, by type. For a description of our loan workout types, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” in our 2016 Form 10-K.

Table 22: Statistics on Single-Family Loan Workouts(1)
	For the Nine Months Ended September 30,
	2017		2016
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$10,101	61,394	$10,553	62,979
Repayment plans and forbearances completed(2)	706	4,944	631	4,491
Total home retention solutions	10,807	66,338	11,184	67,470
Foreclosure alternatives:
Short sales	1,222	5,887	1,777	8,577
Deeds-in-lieu of foreclosure	460	3,041	702	4,631
Total foreclosure alternatives	1,682	8,928	2,479	13,208
Total loan workouts	$12,489	75,266	$13,663	80,678
Loan workouts as a percentage of single-family guaranty book of business	0.58%	0.58%	0.65%	0.63%
__________

(1)
These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of September 30, 2017, there were approximately 32,800 loans in a trial modification period.

(2)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

Fannie Mae Third Quarter 2017 Form 10-Q	40

MD&A | Business Segments

The volume of modifications completed in the first nine months of 2017 decreased compared with the first nine months of 2016, primarily due to a decline in the number of delinquent loans in the first nine months of 2017 compared with the first nine months of 2016.
Nonperforming Loan Sales
FHFA’s 2017 conservatorship scorecard includes an objective relating to reducing the number of our severely-aged delinquent loans, including through nonperforming loan sales. During the first nine months of 2017, we sold approximately 9,900 nonperforming loans with an aggregate unpaid principal balance of $1.8 billion. As of September 30, 2017, we had sold a total of approximately 49,900 nonperforming loans with an aggregate unpaid principal balance of $9.4 billion. We plan to complete additional nonperforming loan sales in the future.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 23 displays our foreclosure activity by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 23: Single-Family Foreclosed Properties
	For the Nine Months
	Ended September 30,
	2017	2016
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	38,093	57,253
Acquisitions by geographic area:(2)
Midwest	6,716	9,865
Northeast	7,496	9,897
Southeast	8,966	13,805
Southwest	4,083	5,418
West	2,156	3,788
Total properties acquired through foreclosure(1)	29,417	42,773
Dispositions of REO	(38,497)	(58,053)
End of period inventory of single-family foreclosed properties (REO)(1)	29,013	41,973
Carrying value of single-family foreclosed properties (dollars in millions)	$3,448	$4,833
Single-family foreclosure rate(3)	0.23%	0.33%
REO net sales prices to unpaid principal balance(4)	75%	74%
Short sales net sales prices to unpaid principal balance(5)	75%	74%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 9 to “Table 19: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

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

The continued decrease in the number of our seriously delinquent single-family loans resulted in a reduction in the number of REO acquisitions in the first nine months of 2017 compared with the first nine months of 2016.

Fannie Mae Third Quarter 2017 Form 10-Q	41

MD&A | Business Segments

We continue to manage our REO inventory to appropriately control costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. As of September 30, 2017, approximately 39% of our REO properties were unable to be marketed, 25% of our REO properties were available for sale, 17% of our REO properties were pending sale settlement and 19% of our REO properties were pending appraisals and being prepared to be listed for sale.
Multifamily Business
Our Multifamily business provides mortgage market liquidity primarily for loans backed by properties with five or more residential units, which may be communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities.
Multifamily Mortgage Market Conditions and Outlook
National multifamily market fundamentals, which include factors such as vacancy rates and rents, exhibited improved results during the third quarter of 2017.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.3% as of September 30, 2017 and as of June 30, 2017. The national estimated multifamily vacancy rate remains below its average rate over the last 10 years.

•
Rents. Estimated multifamily rents increased during the third quarter of 2017 by an estimated 0.8%. Despite the recent moderating trend, because estimated multifamily rent growth has outpaced wage growth over the past few years, multifamily rental housing affordability has declined in recent years.

Despite the increase in new multifamily supply, estimated rent growth was positive during the third quarter of 2017, likely due to job growth and new household formations.
Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 31,000 units during the third quarter of 2017, according to preliminary data from Reis, Inc., compared with approximately 28,000 units during the second quarter of 2017.
As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. According to Dodge Data & Analytics, it is estimated that there will be approximately 422,000 new multifamily units completed in 2017. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a slowdown in national net absorption rates, occupancy levels and effective rents in the early part of 2018.

Fannie Mae Third Quarter 2017 Form 10-Q	42

MD&A | Business Segments

Multifamily Business Metrics

Table 24: Multifamily Business Key Performance Data
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Securitization Activity/New Business
Multifamily new business volume(1)	$16,178	$17,864	$45,854	$40,666
Multifamily units financed from new business volume	189,000	240,000	553,000	542,000
Other rental business volume(2)	$—	$—	$945	$—
Multifamily Fannie Mae MBS issuances(3)	$15,835	$17,884	$45,378	$40,618
Multifamily Fannie Mae structured securities issuances	$2,548	$2,067	$8,228	$7,651
Multifamily Fannie Mae MBS outstanding, at end of period(3)	$249,783	$214,387	$249,783	$214,387
Portfolio Data
Multifamily retained mortgage portfolio, at end of period	$14,207	$23,165	$14,207	$23,165
Credit Guaranty Activity
Average multifamily guaranty book of business(4)	$262,553	$230,717	$256,007	$223,897
Average charged guaranty fee rate on multifamily guaranty book of business (in basis points), at end of period	79.8	73.4	79.8	73.4
Multifamily credit loss ratio (in basis points)(5)	(2.4)	(1.0)	(0.7)	0.1
Multifamily serious delinquency rate, at end of period	0.03%	0.07%	0.03%	0.07%
Percentage of multifamily guaranty book of business with lender risk-sharing, at end of period	96%	93%	96%	93%
__________

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations), multifamily loans purchased, and credit enhancements provided during the period.

(2)	Consists of a transaction backed by a pool of single-family rental properties financed in the second quarter of 2017.

(3)	Excludes a transaction backed by a pool of single-family rental properties financed in the second quarter of 2017.

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

(5)	Calculated based on Multifamily segment credit losses divided by the average multifamily guaranty book of business. Negative credit losses are a result of recoveries on previously charged-off amounts.
FHFA’s 2017 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $36.5 billion excluding certain targeted affordable and underserved market business segments. Approximately 47% of Fannie Mae’s multifamily new business and other rental volume of $46.8 billion for the first nine months of 2017 counted towards FHFA’s 2017 multifamily volume cap.

Fannie Mae Third Quarter 2017 Form 10-Q	43

MD&A | Business Segments

Multifamily Business Financial Results

Table 25: Multifamily Business Financial Results
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
	(Dollars in millions)
Net interest income	$647	$578	$69	$1,873	$1,658	$215
Fee and other income	189	98	91	604	330	274
Net revenues	836	676	160	2,477	1,988	489
Fair value gains (losses), net	11	8	3	(23)	57	(80)
Administrative expenses	(84)	(79)	(5)	(253)	(239)	(14)
Credit-related income (expense)(1)	(28)	31	(59)	(23)	56	(79)
Other income (expenses), net(2)	(80)	43	(123)	(237)	154	(391)
Income before federal income taxes	655	679	(24)	1,941	2,016	(75)
Provision for federal income taxes	(164)	(128)	(36)	(481)	(433)	(48)
Net income	$491	$551	$(60)	$1,460	$1,583	$(123)
__________

(1)	Consists of the benefit (provision) for credit losses and foreclosed property income.

(2)	Consists of investment gains, gains on partnership investments and other income (expenses).
Multifamily net income decreased in the third quarter of 2017 compared with the third quarter of 2016 primarily driven by a shift to credit-related expense from credit-related income and a decrease in investment gains, partially offset by an increase in net interest income. Multifamily net income decreased in the first nine months of 2017 compared with the first nine months of 2016 primarily driven by a shift to fair value losses from fair value gains, a shift to credit-related expense from credit-related income and a decrease in investment gains. This decrease was partially offset by an increase in net interest income.
Net interest income in all periods presented was primarily driven by guaranty fee income, which continued to increase as our multifamily guaranty book of business grew and loans with higher guaranty fees became a larger part of our book of business, while loans with lower guaranty fees continued to liquidate.
Fair value losses in the first nine months of 2017 were primarily driven by losses on commitments to sell multifamily mortgage-related securities as a result of increases in prices during the commitment periods.
Credit-related expense in the third quarter and first nine months of 2017 was primarily driven by an increase in our allowance for loan losses, which included approximately $50 million in estimated losses from the hurricanes.
Investment gains resulting from the sale of available-for-sale securities was the primary driver of other income in the third quarter and first nine months of 2016.

Fannie Mae Third Quarter 2017 Form 10-Q	44

MD&A | Business Segments

Multifamily Mortgage Credit Risk Management
This section updates our discussion of multifamily mortgage credit risk management in our 2016 Form 10-K in “MD&A—Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
We exclude from the multifamily credit statistics reported below the approximately 1% of our multifamily guaranty book of business for which our loan level information is incomplete as of September 30, 2017 and December 31, 2016.
Multifamily Acquisition Policy and Underwriting Standards
Our multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we have purchased, on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), and on other credit enhancements provided on multifamily mortgage assets, with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by Fannie Mae-approved lenders and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and other factors. Loans delivered to us by DUS lenders and their affiliates represented 98% of our multifamily guaranty book of business as of September 30, 2017, and 97% of our multifamily guaranty book of business as of December 31, 2016.
We use credit enhancement arrangements, primarily lender risk-sharing, for our multifamily loans. As of September 30, 2017, 96% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing, compared with 94% as of December 31, 2016. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of September 30, 2017 and December 31, 2016.
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

Table 26: Multifamily Guaranty Book of Business Key Risk Characteristics
	As of
	September 30, 2017	December 31, 2016	September 30, 2016
Weighted average original LTV ratio	67%	67%	67%
Original LTV ratio greater than 80%	2	2	2
Original DSCR less than or equal to 1.10	14	14	13
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 1% as of September 30, 2017, compared with approximately 2% as of December 31, 2016.

Fannie Mae Third Quarter 2017 Form 10-Q	45

MD&A | Business Segments

Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring, which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.03% as of September 30, 2017 and 0.05% as of December 31, 2016. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
REO Management
The number of multifamily foreclosed properties held for sale remained low at 14 properties with a carrying value of $78 million as of September 30, 2017, compared with 13 properties with a carrying value of $85 million as of December 31, 2016.

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

Fannie Mae Third Quarter 2017 Form 10-Q	46

MD&A | Liquidity and Capital Management

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
The increase in our issuances and payoffs of short-term debt during the first nine months of 2017 compared with the first nine months of 2016 was driven by increased utilization of notes with overnight maturities. The decrease in our issuances and payoffs of long-term debt during the third quarter and first nine months of 2017 compared with the third quarter and first nine months of 2016 was primarily due to decreased funding needs, as well as declines in call activity due to a higher interest rate environment.

Table 27: Activity in Debt of Fannie Mae
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$199,940	$142,937	$513,635	$419,822
Weighted-average interest rate	0.97%	0.23%	0.78%	0.25%
Long-term:(1)
Amount	$6,435	$48,853	$25,457	$100,505
Weighted-average interest rate	2.44%	1.42%	2.44%	1.58%
Total issued:
Amount	$206,375	$191,790	$539,092	$520,327
Weighted-average interest rate	1.02%	0.54%	0.85%	0.51%
Paid off during the period:(2)
Short-term:
Amount	$197,034	$152,088	$515,220	$439,408
Weighted-average interest rate	0.93%	0.31%	0.71%	0.28%
Long-term:(1)
Amount	$21,123	$51,211	$60,419	$116,657
Weighted-average interest rate	1.35%	1.92%	2.81%	2.01%
Total paid off:
Amount	$218,157	$203,299	$575,639	$556,065
Weighted-average interest rate	0.97%	0.71%	0.93%	0.64%
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

Fannie Mae Third Quarter 2017 Form 10-Q	47

MD&A | Liquidity and Capital Management

Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of September 30, 2017 and 2016.
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
Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt, was 11% as of September 30, 2017 and December 31, 2016. The weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.30% as of September 30, 2017 from 2.31% as of December 31, 2016.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 31% as of September 30, 2017 and 32% as of December 31, 2016. The weighted-average maturity of our outstanding debt that is maturing within one year was 114 days as of September 30, 2017, compared with 146 days as of December 31, 2016. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 57 months as of September 30, 2017, compared with approximately 56 months as of December 31, 2016.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $407.2 billion in 2017. As of September 30, 2017, our aggregate indebtedness totaled $292.2 billion, which was $115.0 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Fannie Mae Third Quarter 2017 Form 10-Q	48

MD&A | Liquidity and Capital Management

Table 28 displays information on our outstanding short-term and long-term debt based on its original contractual terms.

Table 28: Outstanding Short-Term Borrowings and Long-Term Debt(1)
	As of
	September 30, 2017			December 31, 2016
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$81	0.25%	—	$—	—%

Short-term debt:
Debt of Fannie Mae	—	$33,332	1.03%	—	$34,995	0.49%
Debt of consolidated trusts	—	459	0.78	—	584	0.48
Total short-term debt		$33,791	1.02%		$35,579	0.49%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2017 - 2030	$133,022	2.01%	2017 - 2030	$153,983	2.16%
Medium-term notes(3)	2017 - 2026	78,087	1.41	2017 - 2026	82,230	1.40
Other(4)	2017 - 2038	7,852	4.83	2017 - 2038	12,800	6.74
Total senior fixed		218,961	1.90		249,013	2.14
Senior floating:
Medium-term notes(3)	2017 - 2020	11,424	1.26	2017 - 2019	21,476	0.71
Connecticut Avenue Securities(5)	2023 - 2030	22,131	5.08	2023 - 2029	16,511	4.77
Other(6)	2020 - 2037	369	7.44	2020 - 2037	346	6.75
Total senior floating		33,924	3.78		38,333	2.48
Subordinated debentures	2019	4,987	9.93	2019	4,645	9.93
Secured borrowings(7)	2021 - 2022	85	1.52	2021 - 2022	111	1.44
Total long-term debt of Fannie Mae		257,957	2.30		292,102	2.31
Debt of consolidated trusts	2017 - 2057	3,016,835	2.75	2017 - 2056	2,934,635	2.57
Total long-term debt		$3,274,792	2.71%		$3,226,737	2.54%
Outstanding callable debt of Fannie Mae(8)		$73,743	2.23%		$77,257	1.89%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $1.0 billion and $1.8 billion as of September 30, 2017 and December 31, 2016, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)	Includes other long-term debt with an original contractual maturity of greater than 10 years.

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

(6)	Consists of structured debt instruments that are reported at fair value.

Fannie Mae Third Quarter 2017 Form 10-Q	49

MD&A | Liquidity and Capital Management

(7)	Represents remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(8)	Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date.
Other Investments Portfolio
Table 29 displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates based on changes in our cash flows, liquidity in the fixed income markets and our liquidity risk management framework and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Counterparty Credit Exposure of Investments Held in Our Other Investments Portfolio” for additional information on the risks associated with the assets in our other investments portfolio.

Table 29: Other Investments Portfolio
	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Cash and cash equivalents	$23,914	$25,224
Federal funds sold and securities purchased under agreements to resell or similar arrangements	23,740	30,415
U.S. Treasury securities	30,799	32,317
Total other investments	$78,453	$87,956
Cash Flows
Nine Months Ended September 30, 2017. Cash and cash equivalents decreased by $1.3 billion from $25.2 billion as of December 31, 2016 to $23.9 billion as of September 30, 2017. The decrease was primarily driven by cash outflows from (1) the purchase of Fannie Mae MBS from third parties, (2) the redemption of funding debt, which outpaced issuances, due to lower funding needs, and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Nine Months Ended September 30, 2016. Cash and cash equivalents increased by $11.9 billion from $14.7 billion as of December 31, 2015 to $26.6 billion as of September 30, 2016. The increase was primarily driven by cash inflows from (1) the sale of Fannie Mae MBS to third parties, (2) proceeds from the repayments and sales of loans of Fannie Mae and (3) proceeds from the sale and liquidation of mortgage-related securities.
Partially offsetting these cash inflows were cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the acquisition of delinquent loans out of MBS trusts and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Credit Ratings
As of September 30, 2017, our credit ratings have not changed since we filed our 2016 Form 10-K. For additional information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2016 Form 10-K.
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. The deficit of our core capital over statutory minimum capital was $137.7 billion as of September 30, 2017 and $136.2 billion as of December 31, 2016. For more information on our minimum capital requirements, see “Note 14, Regulatory Capital Requirements” in our 2016 Form 10-K.

Fannie Mae Third Quarter 2017 Form 10-Q	50

MD&A | Liquidity and Capital Management

Capital Activity
Each quarter during conservatorship, the Director of FHFA has directed us to make dividend payments to Treasury. Our third quarter 2017 dividend of $3.1 billion was declared by FHFA and subsequently paid by us on September 29, 2017.
The terms of our senior preferred stock provide for quarterly dividends to accumulate at a rate equal to our net worth less an applicable capital reserve amount. The capital reserve amount is $600 million for dividend periods in 2017, and will be reduced to zero on January 1, 2018. We will pay Treasury a dividend for the fourth quarter of 2017 of $3.0 billion by December 31, 2017 if our conservator declares a dividend in this amount before December 31, 2017. To the extent that these quarterly dividends are not paid, they will accumulate and be added to the liquidation preference of the senior preferred stock. This would not affect the amount of available funding from Treasury under the senior preferred stock purchase agreement.
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2017. The current aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion. Dividend payments we make to Treasury do not reduce the outstanding liquidation preference of the senior preferred stock, although we are permitted to pay down the liquidation preference of the senior preferred stock to the extent of any accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down.
While we had a positive net worth as of September 30, 2017 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement.
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
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $22.3 billion as of September 30, 2017 and $24.3 billion as of December 31, 2016. Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $9.6 billion as of September 30, 2017 and $10.4 billion as of December 31, 2016.

Fannie Mae Third Quarter 2017 Form 10-Q	51

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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 41% of our single-family guaranty book of business as of September 30, 2017, compared with approximately 39% as December 31, 2016. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 17% of our single-family guaranty book of business as of September 30, 2017 and December 31, 2016.
Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 47% of our multifamily guaranty book of business as of September 30, 2017 and December 31, 2016. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business as of September 30, 2017 and December 31, 2016.
A large portion of our single-family guaranty book is serviced by non-depository servicers. As of September 30, 2017, 18% of our total single-family guaranty book of business, including 33% of our delinquent single-family loans, was serviced by our five largest non-depository servicers, compared with 16% of our total single-family guaranty book of business, including 51% of our delinquent single-family loans, as of December 31, 2016.

Fannie Mae Third Quarter 2017 Form 10-Q	52

MD&A | Risk Management

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
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 35% of our single-family business acquisition volume in the first nine months of 2017, compared with approximately 28% in the first nine months of 2016. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 16% of our single-family business acquisition volume in the first nine months of 2017, compared with approximately 13% in the first nine months of 2016.
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
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Mortgage insurance does not cover losses if the borrower's default is principally caused by damage to the underlying property, including when the damage is caused by natural disaster, like the hurricanes.
Table 30 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties, excluding insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of September 30, 2017 and December 31, 2016. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. As of September 30, 2017 and December 31, 2016, less than 1% of our total risk in force mortgage insurance coverage was pool insurance. In addition, approximately 1% of our total insurance in force mortgage insurance coverage was pool insurance as of September 30, 2017 and December 31, 2016.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we expect to receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. The amount by which our estimated benefit from mortgage insurance reduced our total combined loss reserves was $1.0 billion as of September 30, 2017 and $1.4 billion as of December 31, 2016.

Fannie Mae Third Quarter 2017 Form 10-Q	53

MD&A | Risk Management

Table 30: Mortgage Insurance Coverage
	Risk in Force(1)		Insurance in Force(2)
	As of		As of		Deferred
	September 30,	December 31,	September 30,	December 31,	Payment
	2017	2016	2017	2016	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
Arch Capital Group Ltd.:(6)
United Guaranty Residential Insurance Co.	$25,818	$27,161	$98,794	$104,418
Arch Mortgage Insurance Co.	9,202	6,059	36,333	23,998
Total Arch Capital Group Ltd.	35,020	33,220	135,127	128,416
Radian Guaranty, Inc.	27,817	25,866	107,960	100,626
Mortgage Guaranty Insurance Corp.	25,844	24,662	100,269	95,431
Genworth Mortgage Insurance Corp.	19,914	18,573	78,352	73,075
Essent Guaranty, Inc.	13,933	11,213	55,834	45,053
National Mortgage Insurance Corp.	5,977	4,388	27,206	21,209
Others	305	282	1,867	1,724
Total approved	128,810	118,204	506,615	465,534
Not approved:(5)
PMI Mortgage Insurance Co.(7)	3,112	3,790	12,434	15,112	28.5%
Republic Mortgage Insurance Co.(7)	2,550	3,104	9,888	12,043	—
Triad Guaranty Insurance Corp.(7)	925	1,106	3,326	3,975	25.0%
Others	10	11	28	34
Total not approved	6,597	8,011	25,676	31,164
Total	$135,407	$126,215	$532,291	$496,698
Total as a percentage of single-family guaranty book of business	5%	4%	18%	17%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in its state of domicile. As of September 30, 2017, we had an aggregate unpaid issued deferred payment obligation of $944 million from PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corporation. We reserve for any unpaid amounts for which collectability is uncertain.

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
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $875 million recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2017 and $1.0 billion as of December 31, 2016 related to

Fannie Mae Third Quarter 2017 Form 10-Q	54

MD&A | Risk Management

amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $84 million as of September 30, 2017 and $141 million as of December 31, 2016 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $596 million as of September 30, 2017 and $638 million as of December 31, 2016. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of September 30, 2017 and December 31, 2016.
Credit Insurance Risk Transfer Counterparties
In a CIRT transaction, we shift a portion of the credit risk on a reference pool of mortgage loans to credit insurers or reinsurers. As of September 30, 2017, our single-family CIRT counterparties had a maximum liability to us of $5.0 billion. A portion of these counterparties’ obligation is collateralized with highly-rated liquid assets held in a trust account. As of September 30, 2017, $1.3 billion in assets securing these counterparties’ obligations were held in a trust account. Our credit risk exposure to our CIRT counterparties is concentrated. Our top five single-family CIRT counterparties had a maximum liability to us of $2.9 billion (representing 59% of our total CIRT coverage) as of September 30, 2017, compared to $2.1 billion (70% of our total CIRT coverage) as of December 31, 2016. Our single-family CIRT transactions are described in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2016 Form 10-K.
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $60.6 billion as of September 30, 2017, compared with $54.8 billion as of December 31, 2016. As of September 30, 2017 and December 31, 2016, 43% of our maximum potential loss recovery on multifamily loans was from four DUS lenders.
As noted above in “Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of September 30, 2017 and December 31, 2016, approximately 35% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
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
A total of $33.8 billion in deposits for single-family payments were received and held by 256 institutions during the month of September 2017 and a total of $42.3 billion in deposits for single-family payments were received and held by 258 institutions during the month of December 2016. Of these total deposits, 90% as of September 30, 2017, compared with 91% as of December 31, 2016 were held by institutions rated as investment grade by S&P Global Ratings (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings Limited (“Fitch”).

Fannie Mae Third Quarter 2017 Form 10-Q	55

MD&A | Risk Management

During the month of September 2017, a total of $3.7 billion in deposits for multifamily payments were received and held by 28 institutions and $3.1 billion in deposits for multifamily payments were received and held by 27 institutions during the month of December 2016. Of these total deposits, 98% as of September 30, 2017 and December 31, 2016 were held by institutions rated as investment grade by S&P, Moody’s and Fitch.
Our transactions with custodial depository institutions are concentrated. Our six largest single-family custodial depository institutions held 78% of these deposits as of September 30, 2017, compared with 80% as of December 31, 2016. Our six largest multifamily custodial depository institutions held 92% of these deposits as of September 30, 2017, compared with 91% as of December 31, 2016.
Counterparty Credit Exposure of Investments Held in Our Other Investments Portfolio
Our other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our other investment counterparties are primarily financial institutions, including clearing organizations, and the Federal Reserve Bank. As of September 30, 2017, we held $5.3 billion in short-term unsecured deposits with four financial institutions compared to $2.0 billion held with two financial institutions as December 31, 2016. The short-term credit ratings for each of these financial institutions by S&P, Moody’s and Fitch, were at least A-1 or the Moody’s or Fitch equivalent of A-1. See “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio” for more detailed information on our other investments portfolio.
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
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $29 million as of September 30, 2017 and $54 million as of December 31, 2016. The majority

Fannie Mae Third Quarter 2017 Form 10-Q	56

MD&A | Risk Management

of our total exposure as of each date consisted of credit risk transfer transactions and mortgage insurance contracts that we account for as derivatives.
As of September 30, 2017, we had thirteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements, compared with sixteen counterparties as of December 31, 2016. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 8% as of September 30, 2017 and approximately 9% as of December 31, 2016.
See “Note 8, Derivative Instruments” and “Note 13, Netting Arrangements” for additional information on our derivative contracts as of September 30, 2017 and December 31, 2016.
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
Measurement of Interest Rate Risk
Below we present two quantitative metrics that provide estimates of our interest rate risk exposure: (1) fair value sensitivity of our net portfolio to changes in interest rate levels and slope of yield curve; and (2) duration gap. Our net portfolio consists of our retained mortgage portfolio assets; other investments portfolio assets; our outstanding debt of Fannie Mae that is used to fund our retained mortgage portfolio assets and other investments portfolio assets; mortgage commitments; and risk management derivatives. Risk management derivatives along with our debt instruments are used to manage interest rate risk.
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

Fannie Mae Third Quarter 2017 Form 10-Q	57

MD&A | Risk Management

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
Table 31 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. Table 31 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended September 30, 2017 and 2016.
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

Fannie Mae Third Quarter 2017 Form 10-Q	58

MD&A | Risk Management

Table 31: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of (1)(2)
	September 30, 2017	December 31, 2016
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.0	$(0.2)
-50 basis points	0.0	0.0
+50 basis points	0.0	0.0
+100 basis points	(0.1)	0.0
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	0.0	0.0

	For the Three Months Ended September 30,(1)(3)
	2017			2016
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure			Exposure
	(In months)	(Dollars in billions)		(In months)	(Dollars in billions)
Average	0.0	$0.0	$0.0	0.3	$0.0	$0.0
Minimum	(0.4)	0.0	0.0	(0.3)	0.0	0.0
Maximum	0.3	0.0	0.1	0.9	0.1	0.1
Standard deviation	0.2	0.0	0.0	0.3	0.0	0.0
__________

(1)	Computed based on changes in LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of September 30, 2017. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
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

Table 32: Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of (1)
	September 30, 2017	December 31, 2016
	(Dollars in billions)
Before derivatives	$(0.6)	$(1.0)
After derivatives	0.0	0.0
Effect of derivatives	0.6	1.0
__________

(1)	Measured on the last day of each period presented.

Fannie Mae Third Quarter 2017 Form 10-Q	59

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

Fannie Mae Third Quarter 2017 Form 10-Q	60

MD&A | Critical Accounting Policies and Estimates

loss severity trends and periodically make changes in our historically developed assumptions and estimates as necessary to better reflect present conditions, including current trends in borrower risk, general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment. We also consider the recoveries that we expect to receive on mortgage insurance and other loan-specific credit enhancements entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction, as such recoveries reduce the severity of the loss associated with defaulted loans.
As of September 30, 2017, our allowance for loan losses of $20.2 billion includes an estimate of incurred credit losses from the hurricanes of approximately $1.0 billion. Approximately 80% of the estimate relates to our single-family mortgage loans in Puerto Rico which, as of September 30, 2017, had an unpaid principal balance of $8.9 billion. Our estimate of incurred credit losses from the hurricanes is based on assumptions about a number of factors, including the probability of borrower default, the hurricanes’ impact on collateral value, and potential insurance recoveries. We used our historical data from past hurricanes as a basis for our assumptions, while taking into account that the recent hurricanes may not be fully comparable to past hurricanes. The accuracy of our assumptions may be significantly impacted by the limited nature of information available to us at this time. For Hurricane Harvey and Hurricane Irma, we have initial information on trends in borrower delinquencies and have been able to preliminarily assess the severity of property damage. For Puerto Rico, because Hurricane Maria occurred in late September 2017, soon after Hurricane Irma, there is less information available on borrower delinquencies and we have had limited opportunity to assess the severity of property damage. Our estimate will likely change in the future as additional information becomes available. We will continue to evaluate our assumptions and any resulting adjustments to our estimate will impact our allowance for loan losses in future periods.
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

Fannie Mae Third Quarter 2017 Form 10-Q	61

MD&A | Critical Accounting Policies and Estimates

consideration available operating statements and expected cash flows from the underlying property, the estimated value of the property, the historical loan payment experience and current relevant market conditions that may impact credit quality. If we conclude that a multifamily loan is impaired, we measure the impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property less the estimated discounted costs to sell the property and any lender loss sharing or other proceeds we expect to receive. When a multifamily loan is deemed individually impaired because we have modified it, we measure the impairment based on the difference between our recorded investment in the loan and the present value of expected cash flows discounted at the loan’s original interest rate unless foreclosure is probable, at which time we measure impairment the same way we measure it for other individually impaired multifamily loans.
See “MD&A—Critical Accounting Policies and Estimates” in our 2016 Form 10-K for a discussion of our fair value measurement critical accounting policies and estimates.

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

•	the risks to our business;

•	our credit losses and loss reserves;

•	our serious delinquency rate and foreclosures;

•	our engagement in credit risk transfer transactions and the effects of those transactions;

•	factors that will affect or mitigate our credit risk exposure;

•	the characteristics and performance of the loans in our book of business and factors that will affect their characteristics and performance;

•	our single-family loan acquisitions and the credit risk profile of such acquisitions;

•	factors that will affect our liquidity and ability to meet our debt obligations and factors relating to our liquidity contingency plans; and

Fannie Mae Third Quarter 2017 Form 10-Q	62

MD&A | Forward-Looking Statements

•	our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following:

•	the uncertainty of our future;

•	future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation or corporate income tax reform legislation;

•	actions by FHFA, Treasury, HUD or other regulators that affect our business;

•	changes in the structure and regulation of the financial services industry;

•	the timing and level of, as well as regional variation in, home price changes;

•	changes in interest rates, including negative interest rates;

•	changes in unemployment rates and other macroeconomic and housing market variables;

•	the level and volatility of interest rates and credit spreads;

•	credit availability;

•	disruptions in the housing and credit markets;

•	changes in the fiscal and monetary policies of the Federal Reserve, including implementation of the Federal Reserve’s balance sheet normalization program;

•	our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

•	the size, composition and quality of our guaranty book of business and retained mortgage portfolio;

•	our market share;

•	the life of the loans in our guaranty book of business;

•	our future serious delinquency rates;

•	the deteriorated credit performance of many loans in our guaranty book of business;

•	the conservatorship and its effect on our business;

•	the investment by Treasury and its effect on our business;

•	adverse effects from activities we undertake to support the mortgage market and help borrowers;

•
actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of the Single Security Initiative for Fannie Mae and Freddie Mac;

•	limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	a decrease in our credit ratings;

•	limitations on our ability to access the debt capital markets;

•	significant changes in modification and foreclosure activity;

•	the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

•	changes in borrower behavior;

Fannie Mae Third Quarter 2017 Form 10-Q	63

MD&A | Forward-Looking Statements

•	the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies;

•	defaults by one or more institutional counterparties;

•	resolution or settlement agreements we may enter into with our counterparties;

•	our need to rely on third parties to fully achieve some of our corporate objectives;

•	our reliance on mortgage servicers;

•	changes in GAAP;

•	guidance by the Financial Accounting Standards Board (“FASB”);

•	future changes to our accounting policies;

•	changes in the fair value of our assets and liabilities; operational control weaknesses;

•	our reliance on models and future updates we make to our models, including the assumptions used by these models;

•	challenges we face in retaining and hiring qualified executives and other employees;

•	global political risks;

•	natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events;

•	cyber attacks or other information security breaches or threats; and

•	those factors described in “Risk Factors” in this report and in our 2016 Form 10-K.
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

Fannie Mae Third Quarter 2017 Form 10-Q	64

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$23,914	$25,224
Restricted cash (includes $23,126 and $31,536, related to consolidated trusts)	28,137	36,953
Federal funds sold and securities purchased under agreements to resell or similar arrangements	23,740	30,415
Investments in securities:
Trading, at fair value (includes $727 and $1,277, respectively, pledged as collateral)	36,886	40,562
Available-for-sale, at fair value (includes $92 and $107, respectively, related to consolidated trusts)	5,963	8,363
Total investments in securities	42,849	48,925
Mortgage loans:
Loans held for sale, at lower of cost or fair value	4,516	2,899
Loans held for investment, at amortized cost:
Of Fannie Mae	170,473	204,318
Of consolidated trusts	2,997,964	2,896,001
Total loans held for investment (includes $11,013 and $12,057, respectively, at fair value)	3,168,437	3,100,319
Allowance for loan losses	(20,194)	(23,465)
Total loans held for investment, net of allowance	3,148,243	3,076,854
Total mortgage loans	3,152,759	3,079,753
Deferred tax assets, net	30,454	33,530
Accrued interest receivable, net (includes $7,496 and $7,064, respectively, related to consolidated trusts)	8,097	7,737
Acquired property, net	3,581	4,489
Other assets	17,228	20,942
Total assets	$3,330,759	$3,287,968
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,482 and $8,285, respectively, related to consolidated trusts)	$9,637	$9,431
Debt:
Of Fannie Mae (includes $8,491 and $9,582, respectively, at fair value)	291,289	327,097
Of consolidated trusts (includes $32,760 and $36,524, respectively, at fair value)	3,017,294	2,935,219
Other liabilities (includes $362 and $390, respectively, related to consolidated trusts)	8,891	10,150
Total liabilities	3,327,111	3,281,897
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, 1,158,087,567 and 1,158,082,750 shares outstanding, respectively	687	687
Accumulated deficit	(126,625)	(124,253)
Accumulated other comprehensive income	707	759
Treasury stock, at cost, 150,675,136 and 150,679,953 shares, respectively	(7,400)	(7,401)
Total stockholders’ equity (See Note 1: Senior Preferred Stock for information on our dividend to Treasury)	3,648	6,071
Total liabilities and equity	$3,330,759	$3,287,968

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	65

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Interest income:
Trading securities	$195	$140	$513	$388
Available-for-sale securities	77	134	269	507
Mortgage loans (includes $25,168 and $23,254, respectively, for the three months ended and $75,155 and $71,746, respectively, for the nine months ended related to consolidated trusts)	27,047	25,611	81,105	78,828
Other	142	66	351	160
Total interest income	27,461	25,951	82,238	79,883
Interest expense:
Short-term debt	72	56	173	164
Long-term debt (includes $20,609 and $18,814, respectively, for the three months ended and $61,622 and $58,993, respectively, for the nine months ended related to consolidated trusts)	22,115	20,460	66,443	64,229
Total interest expense	22,187	20,516	66,616	64,393
Net interest income	5,274	5,435	15,622	15,490
Benefit (provision) for credit losses	(182)	673	1,481	3,458
Net interest income after benefit (provision) for credit losses	5,092	6,108	17,103	18,948
Investment gains, net	313	467	689	934
Fair value losses, net	(289)	(491)	(1,020)	(4,971)
Fee and other income	1,194	175	1,796	552
Non-interest income (loss)	1,218	151	1,465	(3,485)
Administrative expenses:
Salaries and employee benefits	331	322	1,007	1,017
Professional services	218	237	681	684
Occupancy expenses	51	45	144	136
Other administrative expenses	64	57	202	190
Total administrative expenses	664	661	2,034	2,027
Foreclosed property expense	140	110	391	507
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	531	465	1,552	1,358
Other expenses, net	427	300	1,100	818
Total expenses	1,762	1,536	5,077	4,710
Income before federal income taxes	4,548	4,723	13,491	10,753
Provision for federal income taxes	(1,525)	(1,527)	(4,495)	(3,475)
Net income	3,023	3,196	8,996	7,278
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	27	(205)	(46)	(478)
Other	(2)	(2)	(6)	(6)
Total other comprehensive income (loss)	25	(207)	(52)	(484)
Total comprehensive income	$3,048	$2,989	$8,944	$6,794
Net income	$3,023	$3,196	$8,996	$7,278
Dividends distributed or available for distribution to senior preferred stockholder (Note 9)	(3,048)	(2,977)	(8,944)	(6,765)
Net income (loss) attributable to common stockholders (Note 9)	$(25)	$219	$52	$513
Earnings (loss) per share:
Basic	$0.00	$0.04	$0.01	$0.09
Diluted	0.00	0.04	0.01	0.09
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,893	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	66

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$4,123	$(4,749)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	1,088	1,282
Proceeds from sales of trading securities held for investment	149	1,405
Proceeds from maturities and paydowns of available-for-sale securities	1,671	2,355
Proceeds from sales of available-for-sale securities	1,207	10,481
Purchases of loans held for investment	(142,565)	(168,729)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	17,721	18,413
Proceeds from sales of loans acquired as held for investment of Fannie Mae	5,399	3,209
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	323,424	395,561
Net change in restricted cash	8,816	(12,047)
Advances to lenders	(89,348)	(96,797)
Proceeds from disposition of acquired property and preforeclosure sales	9,671	12,478
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	6,675	9,000
Other, net	344	(305)
Net cash provided by investing activities	144,252	176,306
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	776,380	736,239
Payments to redeem debt of Fannie Mae	(813,250)	(772,380)
Proceeds from issuance of debt of consolidated trusts	282,433	290,146
Payments to redeem debt of consolidated trusts	(383,969)	(406,968)
Payments of cash dividends on senior preferred stock to Treasury	(11,367)	(6,647)
Other, net	88	(62)
Net cash used in financing activities	(149,685)	(159,672)
Net increase (decrease) in cash and cash equivalents	(1,310)	11,885
Cash and cash equivalents at beginning of period	25,224	14,674
Cash and cash equivalents at end of period	$23,914	$26,559
Cash paid during the period for:
Interest	$82,652	$78,281
Income taxes	1,670	1,141

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	67

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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	68

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. As of September 30, 2017, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
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
Pursuant to the terms of our senior preferred stock, our net worth is the amount by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The applicable capital reserve amount was $1.2 billion for 2016, decreased to $600 million for quarterly dividend periods in 2017, and will decrease to zero in the first quarter of 2018.
We recognize a liability on our balance sheet for senior preferred stock dividends only upon their declaration by our conservator, at which point they become payable to the shareholder.
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share.
The liquidation preference of the senior preferred stock is subject to adjustment. To the extent that quarterly dividends are not paid, they will accumulate and be added to the liquidation preference of the senior preferred stock. In addition, the liquidation preference of the senior preferred stock will be increased by (1) any amounts Treasury pays to us pursuant to its funding commitment provided in the senior preferred stock purchase agreement and (2) any quarterly commitment fee payments that are payable but not paid in cash or waived by Treasury under the senior preferred stock purchase agreement. As long as the dividend provisions described above remain in effect, however, the periodic commitment fee will neither accrue nor become payable. As of September 30, 2017, we have received a total of $116.1 billion under Treasury’s funding commitment and the aggregate liquidation preference of the senior preferred stock was $117.1 billion. Because the senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference (which includes any accumulated but unpaid dividends) before any distribution is made to the holders of our common stock or other preferred stock.
On September 29, 2017, we paid Treasury a dividend of $3.1 billion based on our net worth of $3.7 billion as of June 30, 2017, less the applicable capital reserve amount of $600 million. We will pay Treasury a dividend of $3.0 billion by December 31, 2017, calculated based on our net worth of $3.6 billion as of September 30, 2017, less the applicable capital reserve amount of $600 million, if our conservator declares a dividend in this amount before December 31, 2017.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the nine months ended September 30, 2017 may not necessarily be indicative of the results for the year ending December 31, 2017. The unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2017 should be read in conjunction with our audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), filed with the SEC on February 17, 2017.
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $137.7 billion as of September 30, 2017 and $136.2 billion as of December 31, 2016.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2017, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties. In 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $9 million and $32 million for the three and nine months ended September 30, 2017, respectively, and $14 million and $45 million for the three and nine months ended September 30, 2016, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
We made tax payments to the Internal Revenue Service (“IRS”), a bureau of Treasury, of $600 million and $1.7 billion during the three and nine months ended September 30, 2017, respectively. We made tax payments of $531 million and $1.1 billion during the three and nine months ended September 30, 2016, respectively.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through certain programs, including a new issue bond (“NIB”) program. As of September 30, 2017, under the NIB program, Fannie Mae and Freddie Mac had $5.0 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.
The fee revenue and expense related to the TCCA are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $531 million and $465 million in TCCA fees during the three months ended September 30, 2017 and

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

2016, respectively, and $1.6 billion and $1.4 billion for the nine months ended September 30, 2017 and 2016, respectively, of which $531 million had not been remitted to Treasury as of September 30, 2017.
We incurred expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet and HOPE Reserve Funds. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $32 million and $40 million in “Other expenses, net” in connection with Treasury’s Capital Magnet and HOPE Reserve Funds for the three months ended September 30, 2017 and 2016, respectively, and $91 million and $96 million for the nine months ended September 30, 2017 and 2016, respectively, of which $91 million had not been remitted as of September 30, 2017.
In addition to the transactions with Treasury mentioned above, we also purchase and sell Treasury securities in the normal course of business. As of September 30, 2017 and December 31, 2016, we held Treasury securities with a fair value of $30.8 billion and $32.3 billion, respectively, and accrued interest receivable of $74 million and $39 million, respectively. We recognized interest income on these securities held by us of $95 million and $40 million for the three months ended September 30, 2017 and 2016, respectively, and $244 million and $105 million for the nine months ended September 30, 2017 and 2016, respectively.
Transactions with Freddie Mac
As of September 30, 2017 and December 31, 2016, we held Freddie Mac mortgage-related securities with a fair value of $651 million and $1.4 billion, respectively, and accrued interest receivable of $3 million and $5 million, respectively. We recognized interest income on these securities held by us of $8 million and $19 million for the three months ended September 30, 2017 and 2016, respectively, and $31 million and $100 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated. Freddie Mac may also be an investor in our debt securities.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $26 million and $28 million for the three months ended September 30, 2017 and 2016, respectively, and $82 million and $84 million for the nine months ended September 30, 2017 and 2016, respectively.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, we contributed capital to CSS of $25 million and $23 million for the three months ended September 30, 2017 and 2016, respectively, and $78 million and $88 million for the nine months ended September 30, 2017 and 2016, respectively. In November 2016, Fannie Mae, Freddie Mac and CSS entered into a Customer Services Agreement that sets forth the terms under which CSS will provide securitization services to us and Freddie Mac. No other transactions outside of normal business activities have occurred between us and CSS during the nine months ended September 30, 2017 and 2016.
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
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. During the three and nine months ended September 30, 2017, we recognized $975 million in “Fee and other income” in our condensed consolidated statement of operations and comprehensive income resulting from a settlement agreement resolving legal claims related to private-label securities we purchased.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

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
In August 2017, the FASB issued changes to the hedge accounting guidance that is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The revised guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess the effectiveness of hedging relationships. The guidance is effective January 1, 2019 and early adoption is permitted. Hedge accounting is elective and while we do not currently have a hedge accounting program, we are actively considering electing a hedge accounting program in the future.
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

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$4,026	$4,642
Non-Fannie Mae	1,985	3,473
Total trading securities	6,011	8,115
Available-for-sale securities:
Fannie Mae	2,116	2,447
Non-Fannie Mae	3,016	4,879
Total available-for-sale securities	5,132	7,326
Other assets	73	77
Other liabilities	(481)	(528)
Net carrying amount	$10,735	$14,990
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated securitization trusts was approximately $16 billion and $21 billion as of September 30, 2017 and December 31, 2016, respectively. The total assets of our unconsolidated securitization trusts were approximately $90 billion and $150 billion as of September 30, 2017 and December 31, 2016, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $107 million and the related carrying value was $83 million as of September 30, 2017. As of December 31, 2016, the maximum exposure to loss was $118 million and the related carrying value was $92 million. The total assets of these limited partnership investments were $3.2 billion and $3.9 billion as of September 30, 2017 and December 31, 2016, respectively.
The unpaid principal balance of our multifamily loan portfolio was $253.0 billion as of September 30, 2017. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2017 and 2016, the unpaid principal balance of portfolio securitizations was $68.1 billion and $76.1 billion, respectively. For the nine months ended September 30, 2017 and 2016, the unpaid principal balance of portfolio securitizations was $194.5 billion and $188.7 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2017, the unpaid principal balance of retained interests was $4.0 billion and its related fair value was $5.0 billion. The unpaid principal balance of retained interests was $4.4 billion and its related fair value was $5.8 billion as of December 31, 2016. For the three months ended September 30, 2017 and 2016, the principal and interest received on retained interests was $294 million and $284 million, respectively. For the nine months ended September 30, 2017 and 2016, the principal and interest received on retained interests was $854 million and $907 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.3 billion and $1.4 billion as of September 30, 2017 and December 31, 2016, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	73

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
The following table displays the carrying value of our mortgage loans.

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Single-family	$2,878,456	$2,833,750
Multifamily	253,031	229,896
Total unpaid principal balance of mortgage loans	3,131,487	3,063,646
Cost basis and fair value adjustments, net	41,466	39,572
Allowance for loan losses for loans held for investment	(20,194)	(23,465)
Total mortgage loans	$3,152,759	$3,079,753
During the three and nine months ended September 30, 2017, we redesignated loans with a carrying value of $2.1 billion and $7.5 billion, respectively, from HFI to HFS. During the three and nine months ended September 30, 2016, we redesignated loans with a carrying value of $652 million and $2.3 billion, respectively, from HFI to HFS. During the three and nine months ended September 30, 2017, we redesignated loans with a carrying value of $59 million and $111 million, respectively, from HFS to HFI. We sold loans with an unpaid principal balance of $3.4 billion and $6.5 billion during the three and nine months ended September 30, 2017, respectively. We sold loans with an unpaid balance of $1.6 billion and $4.2 billion during the three and nine months ended September 30, 2016, respectively.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $14.5 billion and $18.3 billion as of September 30, 2017 and December 31, 2016, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of September 30, 2017
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$34,976	$7,810	$18,110	$60,896	$2,720,530	$2,781,426	$24	$29,169
Government(2)	53	25	212	290	34,267	34,557	212	—
Alt-A	3,460	1,060	3,381	7,901	62,863	70,764	2	4,935
Other	1,253	372	1,252	2,877	20,714	23,591	2	1,793
Total single-family	39,742	9,267	22,955	71,964	2,838,374	2,910,338	240	35,897
Multifamily(3)	10	N/A	87	97	254,896	254,993	—	322
Total	$39,752	$9,267	$23,042	$72,061	$3,093,270	$3,165,331	$240	$36,219

	As of December 31, 2016
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$31,631	$7,910	$21,761	$61,302	$2,654,195	$2,715,497	$22	$33,448
Government(2)	56	22	256	334	36,814	37,148	256	—
Alt-A	3,629	1,194	4,221	9,044	72,903	81,947	2	6,019
Other	1,349	438	1,582	3,369	25,974	29,343	5	2,238
Total single-family	36,665	9,564	27,820	74,049	2,789,886	2,863,935	285	41,705
Multifamily(3)	44	N/A	129	173	231,708	231,881	—	403
Total	$36,709	$9,564	$27,949	$74,222	$3,021,594	$3,095,816	$285	$42,108
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	September 30, 2017(1)			December 31, 2016(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value (“LTV”) ratio:(2)
Less than or equal to 80%	$2,447,197	$54,238	$17,598	$2,321,201	$56,250	$19,382
Greater than 80% and less than or equal to 90%	226,113	7,090	2,453	244,231	9,787	3,657
Greater than 90% and less than or equal to 100%	88,076	4,330	1,606	114,412	6,731	2,627
Greater than 100%	20,040	5,106	1,934	35,653	9,179	3,677
Total	$2,781,426	$70,764	$23,591	$2,715,497	$81,947	$29,343
__________

(1)
Excludes $34.6 billion and $37.1 billion as of September 30, 2017 and December 31, 2016, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	September 30,	December 31,
	2017	2016
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$252,085	$228,749
Classified:(1)
Substandard	2,893	3,129
Doubtful	15	3
Total classified	2,908	3,132
Total	$254,993	$231,881
_________

(1)
A loan classified as “Substandard” has a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	76

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

	As of
	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$93,983	$89,453	$12,102	$105,113	$99,825	$14,462
Government	283	286	58	302	305	59
Alt-A	24,426	22,269	4,327	28,599	26,059	5,365
Other	9,052	8,539	1,602	11,087	10,465	2,034
Total single-family	127,744	120,547	18,089	145,101	136,654	21,920
Multifamily	242	245	35	320	323	33
Total individually impaired loans with related allowance recorded	127,986	120,792	18,124	145,421	136,977	21,953
With no related allowance recorded:(1)
Single-family:
Primary	16,356	15,438	—	15,733	14,758	—
Government	67	62	—	63	59	—
Alt-A	3,402	2,992	—	3,511	3,062	—
Other	1,054	968	—	1,159	1,065	—
Total single-family	20,879	19,460	—	20,466	18,944	—
Multifamily	338	340	—	266	266	—
Total individually impaired loans with no related allowance recorded	21,217	19,800	—	20,732	19,210	—
Total individually impaired loans(2)	$149,203	$140,592	$18,124	$166,153	$156,187	$21,953

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30,
	2017			2016
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$90,941	$912	$75	$103,523	$992	$68
Government	289	2	—	310	3	—
Alt-A	22,904	228	13	27,115	250	10
Other	8,817	78	4	11,220	91	4
Total single-family	122,951	1,220	92	142,168	1,336	82
Multifamily	232	1	—	492	3	—
Total individually impaired loans with related allowance recorded	123,183	1,221	92	142,660	1,339	82
With no related allowance recorded:(1)
Single-family:
Primary	15,402	273	24	15,534	320	19
Government	61	—	—	61	1	—
Alt-A	3,008	65	5	3,312	81	—
Other	983	21	1	1,115	27	—
Total single-family	19,454	359	30	20,022	429	19
Multifamily	304	6	—	311	3	—
Total individually impaired loans with no related allowance recorded	19,758	365	30	20,333	432	19
Total individually impaired loans	$142,941	$1,586	$122	$162,993	$1,771	$101

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30,
	2017			2016
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$94,594	$2,853	$240	$106,498	$3,028	$243
Government	295	7	—	317	9	—
Alt-A	24,233	717	42	27,899	759	40
Other	9,480	247	14	11,622	276	15
Total single-family	128,602	3,824	296	146,336	4,072	298
Multifamily	271	7	—	555	21	—
Total individually impaired loans with related allowance recorded	128,873	3,831	296	146,891	4,093	298
With no related allowance recorded:(1)
Single-family:
Primary	15,173	835	71	15,398	915	69
Government	61	2	—	59	3	—
Alt-A	3,041	205	10	3,350	224	8
Other	1,023	65	3	1,128	79	3
Total single-family	19,298	1,107	84	19,935	1,221	80
Multifamily	294	16	—	330	9	—
Total individually impaired loans with no related allowance recorded	19,592	1,123	84	20,265	1,230	80
Total individually impaired loans	$148,465	$4,954	$380	$167,156	$5,323	$378
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $139.5 billion and $155.0 billion as of September 30, 2017 and December 31, 2016, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $264 million and $248 million as of September 30, 2017 and December 31, 2016, respectively.

(3)
Total single-family interest income recognized of $1.5 billion for the three months ended September 30, 2017 consists of $1.3 billion of contractual interest and $216 million of effective yield adjustments. Total single-family interest income recognized of $1.8 billion for the three months ended September 30, 2016 consists of $1.4 billion of contractual interest and $320 million of effective yield adjustments. Total single-family interest income recognized of $4.9 billion for the nine months ended September 30, 2017 consists of $4.2 billion of contractual interest and $713 million of effective yield adjustments. Total single-family interest income recognized of $5.3 billion for the nine months ended September 30, 2016 consists of $4.3 billion of contractual interest and $961 million of effective yield adjustments.

Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR.
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended September 30, 2017 and 2016, the average term extension of a single-family modified loan was 156 months and 153 months, respectively, and the average interest rate reduction was 0.35 and 0.82 percentage points, respectively. During the nine months ended September 30, 2017 and 2016, the average term extension of a single-family modified loan was 155 months and 157 months, respectively, and the average interest rate reduction was 0.66 and 0.76 percentage points, respectively.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following tables display the number of loans and recorded investment in loans restructured in a TDR.

	For the Three Months Ended September 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	13,323	$1,847	13,983	$1,922
Government	32	5	54	5
Alt-A	1,229	182	1,578	227
Other	264	50	317	57
Total single-family	14,848	2,084	15,932	2,211
Multifamily	5	82	2	5
Total TDRs	14,853	$2,166	15,934	$2,216

	For the Nine Months Ended September 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	44,706	$6,155	45,987	$6,282
Government	138	15	136	14
Alt-A	4,122	600	5,112	735
Other	844	149	1,078	190
Total single-family	49,810	6,919	52,313	7,221
Multifamily	8	99	6	50
Total TDRs	49,818	$7,018	52,319	$7,271
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

	For the Three Months Ended September 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	4,900	$684	5,268	$734
Government	25	3	31	4
Alt-A	627	95	734	116
Other	178	34	235	41
Total TDRs that subsequently defaulted	5,730	$816	6,268	$895

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	13,617	$1,894	15,377	$2,174
Government	69	8	73	9
Alt-A	1,857	288	2,342	376
Other	529	102	767	130
Total single-family	16,072	2,292	18,559	2,689
Multifamily	1	4	—	—
Total TDRs that subsequently defaulted	16,073	$2,296	18,559	$2,689
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
As of September 30, 2017, we included an estimate of incurred credit losses from Hurricanes Harvey, Irma and Maria of approximately $1.0 billion in the allowance for loan losses.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$20,218	$23,584	$23,283	$27,709
Provision (benefit) for loan losses(1)	163	(609)	(1,442)	(2,957)
Charge-offs	(434)	(604)	(2,163)	(2,701)
Recoveries	42	135	273	369
Other(2)	(17)	10	21	96
Ending balance	$19,972	$22,516	$19,972	$22,516
Multifamily allowance for loan losses:
Beginning balance	$181	$215	$182	$242
Provision (benefit) for loan losses(1)	42	(27)	40	(47)
Charge-offs	(3)	(4)	(3)	(12)
Recoveries	2	6	3	7
Ending balance	$222	$190	$222	$190
Total allowance for loan losses:
Beginning balance	$20,399	$23,799	$23,465	$27,951
Provision (benefit) for loan losses(1)	205	(636)	(1,402)	(3,004)
Charge-offs	(437)	(608)	(2,166)	(2,713)
Recoveries	44	141	276	376
Other(2)	(17)	10	21	96
Ending balance	$20,194	$22,706	$20,194	$22,706
__________

(1)	Provision (benefit) for loan losses is included in “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)	Amounts represent changes in other loss reserves which are reflected in provision (benefit) for loan losses, charge-offs, and recoveries.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays the allowance for loan losses and recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or allowance methodology and portfolio segment.

	As of
	September 30, 2017			December 31, 2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$18,089	$35	$18,124	$21,920	$33	$21,953
Collectively reserved loans	1,883	187	2,070	1,363	149	1,512
Total allowance for loan losses	$19,972	$222	$20,194	$23,283	$182	$23,465

Recorded investment in loans by segment:
Individually impaired loans(1)	$140,007	$585	$140,592	$155,598	$589	$156,187
Collectively reserved loans	2,770,331	254,408	3,024,739	2,708,337	231,292	2,939,629
Total recorded investment in loans	$2,910,338	$254,993	$3,165,331	$2,863,935	$231,881	$3,095,816
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	September 30, 2017	December 31, 2016
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$4,100	$4,769
Other agency	1,428	2,058
Alt-A and subprime private-label securities	549	636
Commercial mortgage-backed securities (“CMBS”)	9	761
Mortgage revenue bonds	1	21
Total mortgage-related securities	6,087	8,245
U.S. Treasury securities	30,799	32,317
Total trading securities	$36,886	$40,562
The following table displays information about our net trading gains and losses.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net trading gains	$59	$38	$145	$88
Net trading gains (losses) recognized in the period related to securities still held at period end	51	1	125	(34)

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	83

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
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Gross realized gains	$30	$400	$260	$845
Gross realized losses	—	—	—	12
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	187	2,819	1,081	10,086
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of September 30, 2017
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,118	$116	$(26)	$2,208
Other agency	361	30	—	391
Alt-A and subprime private-label securities	1,155	879	—	2,034
CMBS	182	—	—	182
Mortgage revenue bonds	736	19	(6)	749
Other mortgage-related securities	380	19	—	399
Total	$4,932	$1,063	$(32)	$5,963

	As of December 31, 2016
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,445	$137	$(28)	$2,554
Other agency	508	39	—	547
Alt-A and subprime private-label securities	1,817	895	(3)	2,709
CMBS	815	4	—	819
Mortgage revenue bonds	1,245	36	(9)	1,272
Other mortgage-related securities	431	31	—	462
Total	$7,261	$1,142	$(40)	$8,363
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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of September 30, 2017
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$150	$(24)	$430
Mortgage revenue bonds	—	—	(6)	15
Total	$(2)	$150	$(30)	$445

	As of December 31, 2016
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$139	$(26)	$477
Alt-A and subprime private-label securities	—	—	(3)	73
Mortgage revenue bonds	(7)	78	(2)	6
Total	$(9)	$217	$(31)	$556
Other-Than-Temporary Impairments
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $1.2 billion, $1.8 billion, $1.9 billion, $2.0 billion, $2.2 billion and $2.4 billion as of September 30, 2017, June 30, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and December 31, 2015, respectively. The decreases for the three and nine months ended September 30, 2017 and September 30, 2016 were primarily driven by securities we intend to sell or that it is more likely than not we will be required to sell before recovery of our amortized cost basis.
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2017
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$2,118	$2,208	$4	$4	$11	$11	$64	$68	$2,039	$2,125
Other agency	361	391	—	—	22	23	58	62	281	306
Alt-A and subprime private-label securities	1,155	2,034	—	—	—	—	—	—	1,155	2,034
CMBS	182	182	182	182	—	—	—	—	—	—
Mortgage revenue bonds	736	749	14	14	66	66	103	105	553	564
Other mortgage-related securities	380	399	—	—	—	—	10	11	370	388
Total	$4,932	$5,963	$200	$200	$99	$100	$235	$246	$4,398	$5,417

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

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

	As of
	September 30, 2017			December 31, 2016
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$11,215	$129	$7,469	$12,607	$143	$8,048
Other guaranty arrangements(3)	14,489	138	2,467	15,335	137	2,663
Total	$25,704	$267	$9,936	$27,942	$280	$10,711
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

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
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $275 million and $446 million as of September 30, 2017 and December 31, 2016, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
7.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of
	September 30, 2017		December 31, 2016
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$81	0.25%	$—	—%

Short-term debt of Fannie Mae	$33,332	1.03%	$34,995	0.49%
Debt of consolidated trusts	459	0.78	584	0.48
Total short-term debt	$33,791	1.02%	$35,579	0.49%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Short-Term Borrowings and Long-Term Debt

Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of September 30, 2017 and December 31, 2016.
Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2017			December 31, 2016
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2017 - 2030	$133,022	2.01%	2017 - 2030	$153,983	2.16%
Medium-term notes(2)	2017 - 2026	78,087	1.41	2017 - 2026	82,230	1.40
Other(3)	2017 - 2038	7,852	4.83	2017 - 2038	12,800	6.74
Total senior fixed		218,961	1.90		249,013	2.14
Senior floating:
Medium-term notes(2)	2017 - 2020	11,424	1.26	2017 - 2019	21,476	0.71
Connecticut Avenue Securities(4)	2023 - 2030	22,131	5.08	2023 - 2029	16,511	4.77
Other(5)	2020 - 2037	369	7.44	2020 - 2037	346	6.75
Total senior floating		33,924	3.78		38,333	2.48
Subordinated debentures	2019	4,987	9.93	2019	4,645	9.93
Secured borrowings(6)	2021 - 2022	85	1.52	2021 - 2022	111	1.44
Total long-term debt of Fannie Mae(7)		257,957	2.30		292,102	2.31
Debt of consolidated trusts	2017 - 2057	3,016,835	2.75	2017 - 2056	2,934,635	2.57
Total long-term debt		$3,274,792	2.71%		$3,226,737	2.54%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years.

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

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $979 million and $1.8 billion as of September 30, 2017 and December 31, 2016, respectively.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of September 30, 2017				As of December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$40,400	$472	$75,647	$(2,639)	$29,540	$660	$94,584	$(4,396)
Receive-fixed	46,989	2,554	124,153	(1,109)	30,207	2,696	135,470	(1,552)
Basis	6,524	129	600	—	1,624	115	15,600	(11)
Foreign currency	232	54	234	(64)	214	40	216	(85)
Swaptions:
Pay-fixed	10,250	141	2,750	(4)	9,600	241	4,850	(82)
Receive-fixed	400	—	8,350	(280)	—	—	10,100	(257)
Other(1)	24,324	23	—	(1)	15,087	33	655	(2)
Total gross risk management derivatives	129,119	3,373	211,734	(4,097)	86,272	3,785	261,475	(6,385)
Accrued interest receivable (payable)	—	724	—	(907)	—	785	—	(937)
Netting adjustment(2)	—	(4,034)	—	4,877	—	(4,514)	—	6,844
Total net risk management derivatives	$129,119	$63	$211,734	$(127)	$86,272	$56	$261,475	$(478)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$1,227	$2	$6,808	$(18)	$4,753	$28	$3,039	$(49)
Forward contracts to purchase mortgage-related securities	16,572	38	55,847	(137)	31,635	198	27,297	(388)
Forward contracts to sell mortgage-related securities	77,781	181	35,790	(55)	34,103	405	47,645	(300)
Total mortgage commitment derivatives	$95,580	$221	$98,445	$(210)	$70,491	$631	$77,981	$(737)
Derivatives at fair value	$224,699	$284	$310,179	$(337)	$156,763	$687	$339,456	$(1,215)
__________

(1)	Includes credit risk transfer transactions, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.5 billion and $2.9 billion as of September 30, 2017 and December 31, 2016, respectively. Cash collateral received was $690 million and $535 million as of September 30, 2017 and December 31, 2016, respectively.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$300	$1,386	$300	$(6,044)
Receive-fixed	(202)	(1,020)	120	3,338
Basis	1	2	24	51
Foreign currency	13	(6)	36	(37)
Swaptions:
Pay-fixed	(40)	(3)	(88)	26
Receive-fixed	(8)	10	(34)	(126)
Other	11	(7)	6	153
Net accrual of periodic settlements	(223)	(295)	(702)	(855)
Total risk management derivatives fair value gains (losses), net	$(148)	$67	$(338)	$(3,494)
Mortgage commitment derivatives fair value losses, net	(248)	(216)	(520)	(945)
Total derivatives fair value losses, net	$(396)	$(149)	$(858)	$(4,439)
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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Earnings Per Share

The following table displays the computation of basic and diluted earnings (loss) per share of common stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars and shares in millions, except per share amounts)
Net income	$3,023	$3,196	$8,996	$7,278
Dividends distributed or available for distribution to senior preferred stockholder(1)	(3,048)	(2,977)	(8,944)	(6,765)
Net income (loss) attributable to common stockholders	$(25)	$219	$52	$513
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762	5,762
Convertible preferred stock	—	131	131	131
Weighted-average common shares outstanding—Diluted(2)	5,762	5,893	5,893	5,893
Earnings (loss) per share:
Basic	$0.00	$0.04	$0.01	$0.09
Diluted	0.00	0.04	0.01	0.09
__________

(1)
Dividends distributed or available for distribution were calculated based on our net worth as of the end of the fiscal quarters, less the applicable capital reserve amount. See “Note 1, Summary of Significant Accounting Policies” in this report and in our 2016 Form 10-K for additional information on our senior preferred stock agreement and our payment of dividends to Treasury.

(2)
Includes 4.6 billion of weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2017 and 2016.

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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Segment Reporting

	For the Three Months Ended September 30,
	2017			2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,627	$647	$5,274	$4,857	$578	$5,435
Fee and other income(2)	1,005	189	1,194	77	98	175
Net revenues	5,632	836	6,468	4,934	676	5,610
Investment gains, net(3)	286	27	313	399	68	467
Fair value gains (losses), net(4)	(300)	11	(289)	(499)	8	(491)
Administrative expenses	(580)	(84)	(664)	(582)	(79)	(661)
Credit-related income(5)
Benefit (provision) for credit losses	(137)	(45)	(182)	646	27	673
Foreclosed property income (expense)	(157)	17	(140)	(114)	4	(110)
Total credit-related income (expense)	(294)	(28)	(322)	532	31	563
TCCA fees(6)	(531)	—	(531)	(465)	—	(465)
Other expenses, net	(320)	(107)	(427)	(275)	(25)	(300)
Income before federal income taxes	3,893	655	4,548	4,044	679	4,723
Provision for federal income taxes	(1,361)	(164)	(1,525)	(1,399)	(128)	(1,527)
Net income	$2,532	$491	$3,023	$2,645	$551	$3,196

	For the Nine Months Ended September 30,
	2017			2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$13,749	$1,873	$15,622	$13,832	$1,658	$15,490
Fee and other income(2)	1,192	604	1,796	222	330	552
Net revenues	14,941	2,477	17,418	14,054	1,988	16,042
Investment gains, net(3)	557	132	689	735	199	934
Fair value gains (losses), net(4)	(997)	(23)	(1,020)	(5,028)	57	(4,971)
Administrative expenses	(1,781)	(253)	(2,034)	(1,788)	(239)	(2,027)
Credit-related income(5)
Benefit (provision) for credit losses	1,518	(37)	1,481	3,405	53	3,458
Foreclosed property income (expense)	(405)	14	(391)	(510)	3	(507)
Total credit-related income (expense)	1,113	(23)	1,090	2,895	56	2,951
TCCA fees(6)	(1,552)	—	(1,552)	(1,358)	—	(1,358)
Other expenses, net	(731)	(369)	(1,100)	(773)	(45)	(818)
Income before federal income taxes	11,550	1,941	13,491	8,737	2,016	10,753
Provision for federal income taxes	(4,014)	(481)	(4,495)	(3,042)	(433)	(3,475)
Net income	$7,536	$1,460	$8,996	$5,695	$1,583	$7,278
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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Segment Reporting

(2)
Single-Family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services, and income resulting from settlement agreements resolving legal claims related to private-label securities we purchased or that we have guaranteed. Multifamily fee and other income consists of fees associated with multifamily business activities, including yield maintenance income.

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

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.
11. Equity
The following table displays the activity in other comprehensive income (loss), net of tax, by major categories.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net income	$3,023	$3,196	$8,996	$7,278
Other comprehensive income (loss), net of tax effect:
Changes in net unrealized gains (losses) on AFS securities (net of tax of $25 and $18, respectively, for the three months ended and net of tax of $36 and $3, respectively, for the nine months ended)	47	33	67	(6)
Reclassification adjustment for OTTI recognized in net income (net of tax of $1 and $1, respectively, for the three months ended and net of tax of $1 and $12, respectively, for the nine months ended)	1	2	2	22
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $11 and $129, respectively, for the three months ended and net of tax of $62 and $266, respectively, for the nine months ended)	(21)	(240)	(115)	(494)
Other	(2)	(2)	(6)	(6)
Total other comprehensive income (loss)	25	(207)	(52)	(484)
Total comprehensive income	$3,048	$2,989	$8,944	$6,794
The following table displays our accumulated other comprehensive income, net of tax, by major categories.

	As of
	September 30,	December 31,
	2017	2016
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$102	$135
Net unrealized gains on AFS securities for which we have recorded OTTI	568	581
Other	37	43
Accumulated other comprehensive income	$707	$759

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Equity

The table below displays changes in accumulated other comprehensive income, net of tax.

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2017			2016			2017			2016
	AFS(1)	Other	Total	AFS(1)	Other	Total	AFS(1)	Other	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$643	$39	$682	$1,085	$45	$1,130	$716	$43	$759	$1,358	$49	$1,407
Other comprehensive income (loss) before reclassifications	47	—	47	33	—	33	67	—	67	(6)	—	(6)
Amounts reclassified from other comprehensive income (loss)	(20)	(2)	(22)	(238)	(2)	(240)	(113)	(6)	(119)	(472)	(6)	(478)
Net other comprehensive income (loss)	27	(2)	25	(205)	(2)	(207)	(46)	(6)	(52)	(478)	(6)	(484)
Ending balance	$670	$37	$707	$880	$43	$923	$670	$37	$707	$880	$43	$923
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

	As of
	September 30, 2017(1)			December 31, 2016(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.42%	0.34%	0.95%	1.30%	0.36%	1.18%
Percentage of single-family conventional loans(4)	1.63	0.40	1.01	1.51	0.41	1.20

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	September 30, 2017(1)		December 31, 2016(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	1%	10.73%	2%	10.44%
Geographical distribution:
California	19	0.43	19	0.50
Florida	6	1.50	6	1.89
New Jersey	4	2.36	4	3.07
New York	5	2.13	5	2.65
All other states	66	0.94	66	1.11
Product distribution:
Alt-A	3	4.54	3	5.00
Vintages:
2004 and prior	4	2.75	5	2.82
2005-2008	7	5.83	8	6.39
2009-2017	89	0.33	87	0.36
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of September 30, 2017 and December 31, 2016.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2017 and December 31, 2016.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

	As of
	September 30, 2017(1)(2)		December 31, 2016(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.02%	0.03%	0.02%	0.05%

	As of
	September 30, 2017(1)		December 31, 2016(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	2%	0.09%	2%	0.22%
Less than or equal to 80%	98	0.03	98	0.05
Current DSCR less than 1.0(5)	1	1.36	2	1.96
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of September 30, 2017 and December 31, 2016, excluding loans that have been defeased.

(2)
Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	95

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

Other Concentrations
Mortgage Sellers and Servicers. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 41% of our single-family guaranty book of business as of September 30, 2017, compared with approximately 39% as of December 31, 2016. Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 47% of our multifamily guaranty book of business as of September 30, 2017 and December 31, 2016.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could increase our credit losses and credit-related expense, and adversely affect our results of operations and financial condition.
Mortgage Insurers. Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $135.4 billion and $126.2 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2017 and December 31, 2016, respectively, which represented 5% and 4% of our single-family guaranty book of business as of September 30, 2017 and December 31, 2016, respectively. Our primary mortgage insurance coverage risk in force was $134.9 billion and $125.6 billion as of September 30, 2017 and December 31, 2016, respectively. Our pool mortgage insurance coverage risk in force was $540 million and $617 million as of September 30, 2017 and December 31, 2016, respectively. Our top three mortgage insurance companies provided 65% of our mortgage insurance coverage risk in force as of September 30, 2017 and 66% of our mortgage insurance coverage risk in force as of December 31, 2016. Mortgage insurance does not cover losses if the borrower's default is principally caused by damage to the underlying property, including when the damage is caused by natural disaster, like the recent hurricanes.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co., Triad Guaranty Insurance Corporation and Republic Mortgage Insurance Company are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $6.6 billion, or 5%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2017.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our combined loss reserves. As of September 30, 2017 and

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

December 31, 2016, the amount by which our estimated benefit from mortgage insurance reduced our combined loss reserves was $1.0 billion and $1.4 billion, respectively.
We had outstanding receivables of $875 million recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2017 and $1.0 billion as of December 31, 2016 related to amounts claimed on insured, defaulted loans excluding government-insured loans. Of this amount, $84 million as of September 30, 2017 and $141 million as of December 31, 2016 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $596 million as of September 30, 2017 and $638 million as of December 31, 2016. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of September 30, 2017 and December 31, 2016.
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

	As of September 30, 2017
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,504	$(2,478)	$26		$—	$—	$26
Cleared risk management derivatives	1,570	(1,556)	14		—	—	14
Mortgage commitment derivatives	221	—	221		(154)	(11)	56
Total derivative assets	4,295	(4,034)	261	(4)	(154)	(11)	96
Securities purchased under agreements to resell or similar arrangements(5)	40,490	—	40,490		—	(40,490)	—
Total assets	$44,785	$(4,034)	$40,751		$(154)	$(40,501)	$96
Liabilities:
OTC risk management derivatives	$(3,292)	$3,181	$(111)		$—	$—	$(111)
Cleared risk management derivatives	(1,711)	1,696	(15)		—	15	—
Mortgage commitment derivatives	(210)	—	(210)		154	—	(56)
Total derivative liabilities	(5,213)	4,877	(336)	(4)	154	15	(167)
Securities sold under agreements to repurchase or similar arrangements	(81)	—	(81)		—	81	—
Total liabilities	$(5,294)	$4,877	$(417)		$154	$96	$(167)

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2016
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$3,688	$(3,667)	$21		$—	$—	$21
Cleared risk management derivatives	849	(847)	2		—	—	2
Mortgage commitment derivatives	631	—	631		(357)	(22)	252
Total derivative assets	5,168	(4,514)	654	(4)	(357)	(22)	275
Securities purchased under agreements to resell or similar arrangements(5)	51,115	—	51,115		—	(51,115)	—
Total assets	$56,283	$(4,514)	$51,769		$(357)	$(51,137)	$275
Liabilities:
OTC risk management derivatives	$(4,905)	$4,520	$(385)		$—	$—	$(385)
Cleared risk management derivatives	(2,415)	2,324	(91)		—	91	—
Mortgage commitment derivatives	(737)	—	(737)		357	16	(364)
Total derivative liabilities	(8,057)	6,844	(1,213)	(4)	357	107	(749)
Total liabilities	$(8,057)	$6,844	$(1,213)		$357	$107	$(749)
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

(3)
Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $808 million and $1.3 billion as of September 30, 2017 and December 31, 2016, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $40.5 billion and $51.2 billion, of which $38.3 billion and $45.5 billion could be sold or repledged as of September 30, 2017 and December 31, 2016, respectively. None of the underlying collateral was sold or repledged as of September 30, 2017 and December 31, 2016.

(4)
Excludes derivative assets of $23 million and $33 million as of September 30, 2017 and December 31, 2016, respectively, and derivative liabilities of $1 million and $2 million recognized in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $16.8 billion and $20.7 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

under the same ISDA agreement and we may offset all outstanding amounts related to the terminated transactions including collateral posted or received.
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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$2,214	$1,886	$—	$4,100
Other agency	—	1,428	—	—	1,428
Alt-A and subprime private-label securities	—	296	253	—	549
CMBS	—	9	—	—	9
Mortgage revenue bonds	—	—	1	—	1
Non-mortgage-related securities:
U.S. Treasury securities	30,799	—	—	—	30,799
Total trading securities	30,799	3,947	2,140	—	36,886
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	2,012	196	—	2,208
Other agency	—	391	—	—	391
Alt-A and subprime private-label securities	—	1,854	180	—	2,034
CMBS	—	182	—	—	182
Mortgage revenue bonds	—	—	749	—	749
Other	—	29	370	—	399
Total available-for-sale securities	—	4,468	1,495	—	5,963
Mortgage loans	—	9,923	1,090	—	11,013
Other assets:
Risk management derivatives:
Swaps	—	3,790	143	—	3,933
Swaptions	—	141	—	—	141
Other	—	—	23	—	23
Netting adjustment	—	—	—	(4,034)	(4,034)
Mortgage commitment derivatives	—	221	—	—	221
Total other assets	—	4,152	166	(4,034)	284
Total assets at fair value	$30,799	$22,490	$4,891	$(4,034)	$54,146

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$8,122	$369	$—	$8,491
Total of Fannie Mae	—	8,122	369	—	8,491
Of consolidated trusts	—	32,055	705	—	32,760
Total long-term debt	—	40,177	1,074	—	41,251
Other liabilities:
Risk management derivatives:
Swaps	—	4,695	24	—	4,719
Swaptions	—	284	—	—	284
Other	—	—	1	—	1
Netting adjustment	—	—	—	(4,877)	(4,877)
Mortgage commitment derivatives	—	194	16	—	210
Total other liabilities	—	5,173	41	(4,877)	337
Total liabilities at fair value	$—	$45,350	$1,115	$(4,877)	$41,588

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$3,934	$835	$—	$4,769
Other agency	—	2,058	—	—	2,058
Alt-A and subprime private-label securities	—	365	271	—	636
CMBS	—	761	—	—	761
Mortgage revenue bonds	—	—	21	—	21
Non-mortgage-related securities:
U.S. Treasury securities	32,317	—	—	—	32,317
Total trading securities	32,317	7,118	1,127	—	40,562
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	2,324	230	—	2,554
Other agency	—	542	5	—	547
Alt-A and subprime private-label securities	—	2,492	217	—	2,709
CMBS	—	819	—	—	819
Mortgage revenue bonds	—	—	1,272	—	1,272
Other	—	33	429	—	462
Total available-for-sale securities	—	6,210	2,153	—	8,363
Mortgage loans	—	10,860	1,197	—	12,057
Other assets:
Risk management derivatives:
Swaps	—	4,159	137	—	4,296
Swaptions	—	241	—	—	241
Other	—	—	33	—	33
Netting adjustment	—	—	—	(4,514)	(4,514)
Mortgage commitment derivatives	—	619	12	—	631
Total other assets	—	5,019	182	(4,514)	687
Total assets at fair value	$32,317	$29,207	$4,659	$(4,514)	$61,669

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	103

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2017
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2017(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, June 30, 2017	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3(4)	Balance, September 30, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,871	$16		$—	$—	$—	$—	$—	$(8)	$7	$1,886	$27
Alt-A and subprime private-label securities	264	(2)		—	—	—	—	(9)	—	—	253	(1)
Mortgage revenue bonds	1	—		—	—	—	—	—	—	—	1	—
Total trading securities	$2,136	$14	(6)(7)	$—	$—	$—	$—	$(9)	$(8)	$7	$2,140	$26
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$206	$—		$—	$—	$—	$—	$(2)	$(16)	$8	$196	$—
Alt-A and subprime private-label securities	178	—		10	—	—	—	(8)	—	—	180	—
Mortgage revenue bonds	873	5		(3)	—	(59)	—	(67)	—	—	749	—
Other	380	—		4	—	—	—	(14)	—	—	370	—
Total available-for-sale securities	$1,637	$5	(7)(8)	$11	$—	$(59)	$—	$(91)	$(16)	$8	$1,495	$—
Mortgage loans	$1,119	$9	(6)(7)	$—	$—	$—	$—	$(58)	$(6)	$26	$1,090	$6
Net derivatives	124	18	(6)	—	—	—	—	(16)	—	(1)	125	(14)
Long-term debt:
Of Fannie Mae:
Senior floating	$(365)	$(4)		$—	$—	$—	$—	$—	$—	$—	$(369)	$(4)
Of consolidated trusts	(760)	(2)		—	—	—	—	33	141	(117)	(705)	(5)
Total long-term debt	$(1,125)	$(6)	(6)	$—	$—	$—	$—	$33	$141	$(117)	$(1,074)	$(9)

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2017
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2017(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2016	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3(4)	Balance, September 30, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$835	$20		$—	$63	$—	$—	$(5)	$(30)	$1,003	$1,886	$3
Alt-A and subprime private-label securities	271	9		—	—	—	—	(27)	—	—	253	10
Mortgage revenue bonds	21	3		—	—	(21)	—	(2)	—	—	1	—
Total trading securities	$1,127	$32	(6)(7)	$—	$63	$(21)	$—	$(34)	$(30)	$1,003	$2,140	$13
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$230	$1		$(2)	$—	$—	$—	$(8)	$(63)	$38	$196	$—
Other agency	5	—		—	—	(1)	—	—	(4)	—	—	—
Alt-A and subprime private-label securities	217	—		(5)	—	—	—	(32)	—	—	180	—
Mortgage revenue bonds	1,272	40		(15)	—	(383)	—	(165)	—	—	749	—
Other	429	—		(10)	—	—	—	(49)	—	—	370	—
Total available-for-sale securities	$2,153	$41	(7)(8)	$(32)	$—	$(384)	$—	$(254)	$(67)	$38	$1,495	$—
Mortgage loans	$1,197	$41	(6)(7)	$—	$—	$—	$—	$(175)	$(73)	$100	$1,090	$21
Net derivatives	44	118	(6)	—	—	—	—	(40)	5	(2)	125	3
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	$(22)		$—	$—	$—	$—	$—	$—	$—	$(369)	$(22)
Of consolidated trusts	(241)	(6)		—	—	—	(2)	52	229	(737)	(705)	(6)
Total long-term debt	$(588)	$(28)	(6)	$—	$—	$—	$(2)	$52	$229	$(737)	$(1,074)	$(28)

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2016
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2016(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, June 30, 2016	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Alt-A and subprime private-label securities	$303	$8		$—	$—	$—	$—	$(12)	$—	$—	$299	$8
Mortgage revenue bonds	193	5		—	—	—	—	(7)	—	—	191	4
Total trading securities	$496	$13	(6)(7)	$—	$—	$—	$—	$(19)	$—	$—	$490	$12
Available-for-sale securities:
Mortgage-related:
Other agency	$1	$—		$—	$—	$—	$—	$—	$—	$1	$2	$—
Alt-A and subprime private-label securities	348	80		(76)	—	(123)	—	(7)	—	—	222	—
Mortgage revenue bonds	2,029	35		(23)	—	(201)	—	(115)	—	—	1,725	—
Other	450	—		6	—	—	—	(20)	—	—	436	—
Total available-for-sale securities	$2,828	$115	(7)(8)	$(93)	$—	$(324)	$—	$(142)	$—	$1	$2,385	$—
Mortgage loans	$1,280	$23	(6)(7)	$—	$4	$(72)	$—	$(60)	$(17)	$15	$1,173	$6
Net derivatives	248	11	(6)	—	—	—	(1)	(43)	—	1	216	(18)
Long-term debt:
Of Fannie Mae:
Senior floating	$(410)	$(9)		$—	$—	$—	$—	$—	$—	$—	$(419)	$(9)
Of consolidated trusts	(326)	(2)		—	—	—	(16)	11	95	(64)	(302)	—
Total long-term debt	$(736)	$(11)	(6)	$—	$—	$—	$(16)	$11	$95	$(64)	$(721)	$(9)

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2016
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2016(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2015	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3	Balance, September 30, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$(1)	$(24)	$25	$—	$—
Other agency	—	—		—	—	—	—	—	(1)	1	—	—
Alt-A and subprime private-label securities	949	(56)		—	—	(187)	—	(44)	(363)	—	299	(32)
Mortgage revenue bonds	449	34		—	—	(279)	—	(13)	—	—	191	14
Total trading securities	$1,398	$(22)	(6)(7)	$—	$—	$(466)	$—	$(58)	$(388)	$26	$490	$(18)
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$(1)	$1	$—	$—
Other agency	4	—		—	—	—	—	—	(3)	1	2	—
Alt-A and subprime private-label securities	4,322	184		(235)	—	(998)	—	(212)	(2,839)	—	222	—
Mortgage revenue bonds	2,701	115		25	—	(812)	—	(304)	—	—	1,725	—
Other	1,404	—		(20)	—	(605)	—	(59)	(284)	—	436	—
Total available-for-sale securities	$8,431	$299	(7)(8)	$(230)	$—	$(2,415)	$—	$(575)	$(3,127)	$2	$2,385	$—
Mortgage loans	$1,477	$139	(6)(7)	$—	$29	$(392)	$—	$(199)	$(101)	$220	$1,173	$24
Net derivatives	157	243	(6)	—	—	—	(8)	(176)	(2)	2	216	41
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	$(50)		$—	$—	$—	$—	$—	$—	$—	$(419)	$(50)
Of consolidated trusts	(496)	(77)		—	—	—	(70)	329	140	(128)	(302)	(9)
Total long-term debt	$(865)	$(127)	(6)	$—	$—	$—	$(70)	$329	$140	$(128)	$(721)	$(59)
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

(4)
Transfers into Level 3 during the first nine months of 2017 consisted primarily of a Fannie Mae security backed by private-label mortgage-related securities. Prices for this security were based on inputs that were not readily available. Transfers out of Level 3 during the first nine months of 2016 consisted primarily of private-label mortgage-related securities backed by Alt-A loans and subprime loans. Prices for these securities were available from multiple third-party vendors and demonstrated an increased and sustained level of observability over time.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Fair Value

The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of September 30, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$902	Single Vendor	Prepayment Speed (%)	0.0	-	188.0	163.2
			Spreads (bps)	47.8	-	395.0	201.6
	943	Consensus	Prepayment Speed (%)	177.0			177.0
			Spreads (bps)	150.0			150.0
	41	Various
Total agency	1,886
Alt-A and subprime private-label securities	156	Consensus
	97	Various
Total Alt-A and subprime private-label securities	253
Mortgage revenue bonds	1	Various
Total trading securities	$2,140
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$196	Various
Alt-A and subprime private-label securities	180	Various
Mortgage revenue bonds	594	Single Vendor	Spreads (bps)	2.5	-	360.5	60.0
	155	Various
Total mortgage revenue bonds	749
Other	330	Discounted Cash Flow	Default Rate (%)	1.6	-	3.5	3.4
			Prepayment Speed (%)	0.5	-	2.5	2.4
			Severity (%)	50.0	-	100.0	98.1
			Spreads (bps)	102.9	-	608.0	579.9
	40	Various
Total other	370
Total available-for-sale securities	$1,495

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	108

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of September 30, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$434	Build-Up
	100	Consensus	Default Rate (%)	1.7	-	8.4	3.3
			Prepayment Speed (%)	3.3	-	16.5	11.4
			Severity (%)	38.0	-	95.0	72.3
			Spreads (bps)	113.7	-	140.0	129.7
	300	Consensus
	96	Various
Total single-family	930
Multifamily	160	Build-Up	Spreads (bps)	45.0	-	286.2	124.3
Total mortgage loans	$1,090

Net derivatives	$119	Dealer Mark
	6	Various
Total net derivatives	$125
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	Discounted Cash Flow
Of consolidated trusts(3)	(500)	Discounted Cash Flow	Default Rate (%)	2.4	-	5.9	4.6
			Prepayment Speed (%)	5.1	-	100.0	99.5
			Severity (%)	29.0	-	69.0	56.4
			Spreads (bps)	40.0	-	239.3	88.0
	(205)	Various
Total of consolidated trusts	(705)
Total long-term debt	$(1,074)

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$809	Consensus
	26	Various
Total agency	835
Alt-A and subprime private-label securities	232	Consensus	Default Rate (%)	0.4	-	10.9	8.2
			Prepayment Speed (%)	4.3	-	7.4	6.6
			Severity (%)	71.0	-	95.0	88.9
			Spreads (bps)	244.6	-	253.9	251.5
	39	Consensus
Total Alt-A and subprime private-label securities	271
Mortgage revenue bonds	19	Discounted Cash Flow	Spreads (bps)	13.0	-	268.2	252.2
	2	Various
Total mortgage revenue bonds	21
Total trading securities	$1,127
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$129	Single Vendor	Prepayment Speed (%)	124.8	-	165.5	142.4
			Spreads (bps)	175.0	-	210.0	182.5
	72	Consensus
	34	Various
Total agency	235
Alt-A and subprime private-label securities	93	Single Vendor	Default Rate (%)	2.5	-	8.0	3.8
			Prepayment Speed (%)	3.0	-	11.0	4.9
			Severity (%)	38.0	-	80.0	48.1
			Spreads (bps)	266.1	-	306.8	297.1
	45	Discounted Cash Flow	Spreads (bps)	361.0	-	450.0	406.0
	79	Various
Total Alt-A and subprime private-label securities	217
Mortgage revenue bonds	684	Single Vendor	Spreads (bps)	(16.8)	-	336.9	44.3
	126	Single Vendor
	435	Discounted Cash Flow	Spreads (bps)	(16.8)	-	391.1	260.0
	27	Various
Total mortgage revenue bonds	1,272
Other	47	Consensus	Default Rate (%)	0.5	-	3.5	3.5
			Prepayment Speed (%)	2.5	-	6.0	2.5
			Severity (%)	20.0	-	88.0	87.5
			Spreads (bps)	221.6	-	300.2	237.7
	348	Discounted Cash Flow	Default Rate (%)	2.3			2.3
			Prepayment Speed (%)	0.5			0.5
			Severity (%)	95.0			95.0
			Spreads (bps)	190.0	-	450.0	449.1
	34	Various
Total other	429
Total available-for-sale securities	$2,153

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$516	Build-Up
	300	Consensus
	218	Various
Total single-family	1,034
Multifamily	163	Build-Up	Spreads (bps)	55.0	-	305.2	140.2
Total mortgage loans	$1,197
Net derivatives	$10	Internal Model
	89	Dealer Mark
	21	Discounted Cash Flow
	(76)	Various
Total net derivatives	$44
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	Discounted Cash Flow
Of consolidated trusts	(241)	Various
Total long-term debt	$(588)
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

In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities held as of September 30, 2017 or December 31, 2016 that were measured at fair value on a nonrecurring basis. We held $149 million and $250 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016, respectively.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	111

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

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2017	December 31, 2016
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$2,235	$1,025
	Single Vendor	89	54
	Various	—	9
Total mortgage loans held for sale, at lower of cost or fair value		2,324	1,088
Single-family mortgage loans held for investment, at amortized cost	Internal Model	1,846	2,816
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	24	25
	Asset Manager Estimate	139	170
	Various	4	3
Total multifamily mortgage loans held for investment, at amortized cost		167	198
Acquired property, net:(1)
Single-family	Accepted Offers	221	340
	Appraisals	429	571
	Walk Forwards	190	306
	Internal Model	308	476
	Various	161	99
Total single-family		1,309	1,792
Multifamily	Broker Price Opinions	29	—
Other assets	Various	2	12
Total nonrecurring assets at fair value		$5,677	$5,906
__________

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of September 30, 2017, these methodologies comprised approximately 76% of our valuations, while accepted offers comprised approximately 19% of our valuations. Based on the number of properties measured as of December 31, 2016, these methodologies comprised approximately 75% of our valuations, while accepted offers comprised approximately 19% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 17, Fair Value” in our 2016 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. There were no significant changes made to the valuation control processes and the valuation techniques for the nine months ended September 30, 2017.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	112

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

	As of September 30, 2017
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$52,051	$35,301	$16,750	$—	$—	$52,051
Federal funds sold and securities purchased under agreements to resell or similar arrangements	23,740	—	23,740	—	—	23,740
Trading securities	36,886	30,799	3,947	2,140	—	36,886
Available-for-sale securities	5,963	—	4,468	1,495	—	5,963
Mortgage loans held for sale	4,516	—	2,389	2,780	—	5,169
Mortgage loans held for investment, net of allowance for loan losses	3,148,243	—	2,869,318	318,453	—	3,187,771
Advances to lenders	4,771	—	4,769	2	—	4,771
Derivative assets at fair value	284	—	4,152	166	(4,034)	284
Guaranty assets and buy-ups	155	—	—	444	—	444
Total financial assets	$3,276,609	$66,100	$2,929,533	$325,480	$(4,034)	$3,317,079
Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$81	$—	$81	$—	$—	$81
Short-term debt:
Of Fannie Mae	33,332	—	33,334	—	—	33,334
Of consolidated trusts	459	—	—	458	—	458
Long-term debt:
Of Fannie Mae	257,957	—	265,390	824	—	266,214
Of consolidated trusts	3,016,835	—	2,995,046	40,075	—	3,035,121
Derivative liabilities at fair value	337	—	5,173	41	(4,877)	337
Guaranty obligations	267	—	—	489	—	489
Total financial liabilities	$3,309,268	$—	$3,299,024	$41,887	$(4,877)	$3,336,034

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2016
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$62,177	$41,477	$20,700	$—	$—	$62,177
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,415	—	30,415	—	—	30,415
Trading securities	40,562	32,317	7,118	1,127	—	40,562
Available-for-sale securities	8,363	—	6,210	2,153	—	8,363
Mortgage loans held for sale	2,899	—	509	2,751	—	3,260
Mortgage loans held for investment, net of allowance for loan losses	3,076,854	—	2,767,813	316,742	—	3,084,555
Advances to lenders	7,494	—	7,156	352	—	7,508
Derivative assets at fair value	687	—	5,019	182	(4,514)	687
Guaranty assets and buy-ups	158	—	—	432	—	432
Total financial assets	$3,229,609	$73,794	$2,844,940	$323,739	$(4,514)	$3,237,959
Financial liabilities:
Short-term debt:
Of Fannie Mae	$34,995	$—	$34,998	$—	$—	$34,998
Of consolidated trusts	584	—	—	584	—	584
Long-term debt:
Of Fannie Mae	292,102	—	298,980	770	—	299,750
Of consolidated trusts	2,934,635	—	2,901,316	36,668	—	2,937,984
Derivative liabilities at fair value	1,215	—	7,921	138	(6,844)	1,215
Guaranty obligations	280	—	—	710	—	710
Total financial liabilities	$3,263,811	$—	$3,243,215	$38,870	$(6,844)	$3,275,241
For a detailed description and classification of our financial instruments, see “Note 17, Fair Value” in our 2016 Form 10-K.
Fair Value Option
We elected the fair value option for our credit risk sharing debt securities issued under our CAS series issued prior to January 1, 2016 and certain loans and debt that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from such instruments.
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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	114

Notes to Condensed Consolidated Financial Statements | Fair Value

Interest income for the mortgage loans is recorded in “Interest income—Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense—Long-term debt” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	September 30, 2017			December 31, 2016
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$11,013	$8,491	$32,760	$12,057	$9,582	$36,524
Unpaid principal balance	10,596	7,758	29,560	11,688	9,090	33,055
__________

(1)
Includes nonaccrual loans with a fair value of $181 million and $200 million as of September 30, 2017 and December 31, 2016, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2017 and December 31, 2016 was $35 million and $34 million, respectively. Includes loans that are 90 days or more past due with a fair value of $133 million and $152 million as of September 30, 2017 and December 31, 2016, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2017 and December 31, 2016 was $26 million and $25 million, respectively.

Changes in Fair Value under the Fair Value Option Election
The following tables display fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended September 30,
	2017			2016
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$(6)	$113	$107	$14	$(389)	$(375)
Other changes in fair value	36	(78)	(42)	48	(65)	(17)
Fair value gains (losses), net	$30	$35	$65	$62	$(454)	$(392)

	For the Nine Months Ended September 30,
	2017			2016
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$47	$(226)	$(179)	$46	$(610)	$(564)
Other changes in fair value	119	(196)	(77)	392	(511)	(119)
Fair value gains (losses), net	$166	$(422)	$(256)	$438	$(1,121)	$(683)

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	115

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

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	116

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
On September 30, 2014, the court dismissed both lawsuits and plaintiffs in both suits filed timely notices of appeal. On February 21, 2017, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal of the claims alleging violation of the Administrative Procedure Act, but reversed the district court’s dismissal of the claims alleging breach of the implied covenant of good faith and fair dealing and one of the breach of contract claims. The court also ruled that the class-action plaintiffs could seek leave in the district court to amend their claim for breach of fiduciary duty from a derivative to a direct claim. On July 17, 2017, the Court of Appeals issued a revised opinion allowing certain plaintiffs to continue to maintain their breach of the implied covenant of good faith and fair dealing and breach of contract claims that the original opinion had found not properly preserved, and modifying its discussion of the standard that applies to the breach of implied covenant claim. On October 16, 2017, the plaintiffs filed petitions for certiorari with the United States Supreme Court seeking review of the Court of Appeals’ ruling upholding the district court’s dismissal of claims alleging violation of the Administrative Procedure Act.
On August 2, 2017, shareholder David J. Voacolo filed a lawsuit, Voacolo v. Fannie Mae, in the U.S. District Court for the District of New Jersey against Fannie Mae and the United States alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the senior preferred stock purchase agreements were a violation of due process and an illegal exaction. Plaintiff seeks damages only.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Fannie Mae (In conservatorship) Third Quarter 2017 Form 10-Q	117

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2017, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2017 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2017 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2017 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2017 and as of the date of filing this report:

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

Fannie Mae Third Quarter 2017 Form 10-Q	118

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2017 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2017 (“Third Quarter 2017 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2017 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Third Quarter 2017 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2017 Form 10-Q and had no objection to our filing the Third Quarter 2017 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since June 30, 2017 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fannie Mae Third Quarter 2017 Form 10-Q	119

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2016 Form 10-K, our First Quarter 2017 Form 10-Q and our Second Quarter 2017 Form 10-Q. We also provide information regarding material legal proceedings in “Note 15, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record accruals for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2016 Form 10-K, our First Quarter 2017 Form 10-Q or our Second Quarter 2017 Form 10-Q. If certain of these matters are determined against us, FHFA or Treasury, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
FHFA Private-Label Mortgage-Related Securities Litigation
In September 2011, FHFA, in its role as conservator of Fannie Mae and Freddie Mac, filed a lawsuit against The Royal Bank of Scotland Group plc and certain related entities and individuals (collectively, “RBS”) in the U.S. District Court for the District of Connecticut alleging violations of federal and state securities laws in connection with private-label mortgage-backed securities RBS sold to Fannie Mae and Freddie Mac. At the same time, FHFA also filed a lawsuit in the U.S. District Court for the Southern District of New York against Nomura Holdings Inc., RBS Securities Inc. and certain related entities and individuals (collectively “Nomura”) alleging similar violations of federal and state securities laws in connection with Nomura related private-label mortgage-backed securities sold to Fannie Mae and Freddie Mac. On July 12, 2017, FHFA, on behalf of Fannie Mae and Freddie Mac as our conservator, entered into a $5.5 billion settlement agreement with RBS resolving all claims in the RBS lawsuit. RBS paid us approximately $975 million of the settlement amount in August 2017. On September 28, 2017, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s May 15, 2015 judgment in favor of FHFA in the Nomura case.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and June 2017, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending or were terminated after June 30, 2017 are as follows:
District of Columbia. On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases then pending before that court. The plaintiffs in each of the dismissed cases filed a notice of appeal. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 21, 2017, the Court of Appeals for the District of Columbia Circuit affirmed in part and reversed in part the district court’s dismissal of the cases filed in the U.S. District Court for the District of Columbia. On July 17, 2017, the Court of Appeals issued a revised opinion allowing certain plaintiffs to continue to maintain certain claims the original opinion had found not properly preserved, and modifying its discussion of the standard that applies to one of those claims. On October 16, 2017, the plaintiffs filed petitions for certiorari with the United States Supreme Court seeking review of the Court of Appeals' ruling upholding the district court's

Fannie Mae Third Quarter 2017 Form 10-Q	120

Other Information

dismissal of certain claims. Fannie Mae is a defendant in this action, which is described in “Note 15, Commitments and Contingencies.”
Eastern District of Kentucky. On September 9, 2016, the U.S. District Court for the Eastern District of Kentucky dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on November 17, 2016.
Northern District of Illinois. On March 20, 2017, the U.S. District Court for the Northern District of Illinois dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on April 27, 2017. Oral argument was held in the appeal on October 30, 2017.
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
District of New Jersey. On August 2, 2017, shareholder David J. Voacolo filed a lawsuit against Fannie Mae and the United States in the U.S. District Court for the District of New Jersey alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented in August 2012 were a violation of due process and an illegal exaction. Plaintiff seeks damages only.
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

Fannie Mae Third Quarter 2017 Form 10-Q	121

Other Information

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
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including proprietary, confidential or personal information that is subject to privacy laws, regulations or contractual obligations. Information security risks for large institutions like us have significantly increased in recent years in part because of the proliferation of new technologies and the use of the Internet and telecommunications technologies to conduct or automate financial transactions. There have been several recent, highly publicized cases involving financial services companies, consumer-based companies and other organizations reporting the unauthorized disclosure of client, customer or other confidential information, as well as cyber attacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for not making the targets’ computer systems unavailable.
We have been, and likely will continue to be, the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, results, or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and

Fannie Mae Third Quarter 2017 Form 10-Q	122

Other Information

exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale and our role in the financial services industry, the outsourcing of some of our business operations, the ongoing shortage of qualified cyber security professionals, and the interconnectivity and interdependence of third parties to our systems.
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. We routinely identify cyber threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, clients or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties or borrowers, and these types of risks may be difficult to detect or prevent.
The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations.
A cyber attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would be inherently unpredictable and that it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated. In addition, announcing that a cyber attack has occurred increases the risk of additional cyber attacks, and preparing for this elevated risk can delay the announcement of a cyber attack. All or any of these challenges could further increase the costs and consequences of a cyber attack.
In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Although we maintain insurance coverage relating to cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage in all circumstances.
Because we are interconnected with and dependent on third-party vendors, exchanges, clearing houses, fiscal and paying agents, and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. For example, if a data breach compromises the integrity of borrower data that we or our customers rely on, it could adversely affect our operations or financial results. Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the external storage and processing of our information, as well as customer, counterparty and borrower information, including on cloud-based systems. We also share this type of information with regulatory agencies and their vendors. While we engage in actions to mitigate our exposure resulting from our information-sharing activities, ongoing threats may result in unauthorized access, loss or destruction of data or other cybersecurity incidents with increased costs and consequences to us such as those described above.
We routinely transmit and receive personal, confidential and proprietary information by electronic means. We have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.

Fannie Mae Third Quarter 2017 Form 10-Q	123

Other Information

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
Mortgage interest rates also affect our business volume. Rising interest rates generally result in fewer mortgage originations, particularly for refinances. An increase in interest rates, particularly if the increase is sudden and steep, could significantly reduce our business volume. Significant reductions in our business volume could adversely affect our results of operations and financial condition. The Federal Reserve raised the target range for the federal funds rate in December 2015, December 2016, March 2017 and June 2017. In September 2017, the Federal Reserve stated that it expects economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; however, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data. The Federal Reserve may increase rates at a faster rate than it is currently expecting. Moreover, the Federal Reserve’s federal funds rate path is not the only factor that affects long-term interest rates. Accordingly, our business remains subject to the risk of sudden and steep interest rate increases.
Changes in tax laws may also adversely affect housing demand, home prices or other housing or mortgage market conditions, which could adversely affect our results of operations, net worth and financial condition.
The Federal Reserve’s balance sheet normalization program could adversely affect our business, results of operations, financial condition, liquidity and net worth.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in January 2014 and concluded its asset purchase program in October 2014. From October 2014 through September 2017, the Federal Reserve maintained a policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities; therefore, it continued to purchase a significant amount of agency mortgage-backed securities. In October 2017, the Federal Reserve initiated the balance sheet normalization program the Federal Open Market Committee described in June 2017. Under this program, the Federal Reserve’s securities holdings will be gradually reduced by decreasing reinvestment of principal payments from those securities. We expect the Federal Reserve’s balance sheet normalization program likely will result, in the longer term, in increases in mortgage interest rates and a widening of mortgage spreads, which could adversely affect our business volume and reduce demand for Fannie Mae MBS. If this occurs, it could adversely affect our business, results of operations, financial condition, liquidity and net worth.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended September 30, 2017, we did not sell any equity securities.
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

Fannie Mae Third Quarter 2017 Form 10-Q	124

Other Information

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2017.
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
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement and the senior preferred stock were amended to require that we pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount, which will decrease to zero in the first quarter of 2018. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” in our 2016 Form 10-K.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.

Fannie Mae Third Quarter 2017 Form 10-Q	125

Other Information

Item 5.  Other Information
None.
Item 6.  Exhibits
The exhibits listed below are being filed with this report.

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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae Third Quarter 2017 Form 10-Q	126

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer

Date: November 2, 2017

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: November 2, 2017

Fannie Mae Third Quarter 2017 Form 10-Q	127