Form 10-K
period 2017-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2018-02-14
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission file number: 0-50231
Federal National Mortgage Association
(Exact name of registrant as specified in its charter)
Fannie Mae

Federally chartered corporation	52-0883107	3900 Wisconsin Avenue, NW Washington, DC 20016	(800) 2FANNIE (800-232-6643)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value
8.25% Non-Cumulative Preferred Stock, Series T, stated value $25 per share
8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, stated value $50 per share
Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S, stated value $25 per share
7.625% Non-Cumulative Preferred Stock, Series R, stated value $25 per share
6.75% Non-Cumulative Preferred Stock, Series Q, stated value $25 per share
Variable Rate Non-Cumulative Preferred Stock, Series P, stated value $25 per share
Variable Rate Non-Cumulative Preferred Stock, Series O, stated value $50 per share
5.375% Non-Cumulative Convertible Series 2004-1 Preferred Stock, stated value $100,000 per share
5.50% Non-Cumulative Preferred Stock, Series N, stated value $50 per share
4.75% Non-Cumulative Preferred Stock, Series M, stated value $50 per share
5.125% Non-Cumulative Preferred Stock, Series L, stated value $50 per share
5.375% Non-Cumulative Preferred Stock, Series I, stated value $50 per share
5.81% Non-Cumulative Preferred Stock, Series H, stated value $50 per share
Variable Rate Non-Cumulative Preferred Stock, Series G, stated value $50 per share
Variable Rate Non-Cumulative Preferred Stock, Series F, stated value $50 per share
5.10% Non-Cumulative Preferred Stock, Series E, stated value $50 per share
5.25% Non-Cumulative Preferred Stock, Series D, stated value $50 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTC Bulletin Board on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.7 billion.
As of January 31, 2018, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae 2017 Form 10-K	i

Fannie Mae 2017 Form 10-K	ii

Business | Introduction

PART I

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.

Our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Congress continues to consider options for reform of the housing finance system, including Fannie Mae. As a result of our agreements with the U.S. Department of the Treasury (“Treasury”) and directives from our conservator, we are not permitted to retain more than $3.0 billion in capital reserves or to pay dividends or other distributions to stockholders other than Treasury. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA, see “Conservatorship and Treasury Agreements,” “Legislation and Regulation” and “Risk Factors.”

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
Item 1. Business

Introduction
Fannie Mae provides a stable source of liquidity to the mortgage market and increases the availability and affordability of housing in the United States. We operate in the secondary mortgage market, primarily working with lenders. We do not originate loans or lend money directly to consumers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS); purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; and engage in other activities that increase the supply of affordable housing. Through our single-family and multifamily business segments, we provided approximately $570 billion in liquidity to the mortgage market in 2017, which enabled the financing of approximately 3 million home purchases, refinancings or rental units.
Fannie Mae Provided $570 Billion in Liquidity in 2017

Fannie Mae 2017 Form 10-K	1

Business | Executive Summary

Executive Summary
Please read this Executive Summary together with our MD&A and our consolidated financial statements as of December 31, 2017 and related notes to the consolidated financial statements.
Summary of Our Financial Performance
Our pre-tax income was $18.4 billion in 2017 compared with $18.3 billion in 2016, reflecting the strength of the company’s underlying business fundamentals.
Our net revenues, which consist of net interest income and fee and other income, were higher in 2017 compared with 2016.

•
Net interest income slightly decreased in 2017 compared with 2016. Net interest income was primarily derived from guaranty fees from our $3.2 trillion guaranty book of business. We receive guaranty fees as compensation for managing the credit risk on loans underlying Fannie Mae MBS held by third parties.

•
Fee and other income increased in 2017 compared with 2016 primarily as a result of a settlement agreement resolving legal claims related to private-label securities we purchased prior to entering conservatorship in 2008.

The decrease in our net income and comprehensive income in 2017 was primarily driven by a $9.9 billion provision for federal income taxes resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). This one-time charge was due to the remeasurement of our deferred tax assets using the lower corporate tax rate enacted in the fourth quarter of 2017 with an effective date of January 1, 2018. We expect our future net income will benefit from the lower federal corporate income tax rate. See further discussion of the impact of the Tax Act in “MD&A—Consolidated Results of Operations” and “Note 9, Income Taxes.”
See “MD&A—Consolidated Results of Operations” for more information on our financial results.
Net Worth Deficit
Our net worth deficit of $3.7 billion as of December 31, 2017 reflects the recognition of our comprehensive loss of $6.7 billion for the fourth quarter of 2017 and our payment to Treasury of $648 million in senior preferred stock

Fannie Mae 2017 Form 10-K	2

Business | Executive Summary

dividends during the fourth quarter of 2017. The comprehensive loss in the fourth quarter was driven by the $9.9 billion tax provision described above. We expect the Director of FHFA will submit a request to Treasury on our behalf for $3.7 billion to eliminate our net worth deficit.
Financial Performance Outlook
We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors could result in significant volatility in our financial results from quarter to quarter or year to year. We expect volatility from quarter to quarter in our financial results due to a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. Other factors that may result in volatility in our quarterly financial results include developments that affect our loss reserves, such as changes in interest rates, home prices or accounting standards, or events such as natural disasters.
The potential for significant volatility in our financial results could result in a net loss in a future quarter. Because we had a net worth deficit as of December 31, 2017, we have no remaining capital reserves as of that date. Pursuant to the December 2017 letter agreement described in “Treasury Draws and Dividend Payments” below, we are now permitted to retain up to $3.0 billion in future earnings as capital reserves. Once we are able to rebuild our capital reserves to $3.0 billion, they will provide a buffer in the event of a net loss in a future quarter. However, any net loss we experience in the future could be greater than the amount of our capital reserves. If this were to occur, it would result in a net worth deficit for that quarter. If we have another net worth deficit in a future quarter, we will be required to draw additional funds from Treasury under the senior preferred stock purchase agreement to avoid being placed into receivership. See “Risk Factors” for a discussion of the risks associated with the limitations on our ability to rebuild our capital reserves, including factors that could result in a net loss or net worth deficit in a future quarter.
Treasury Draws and Dividend Payments
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. Acting as successor to the rights, titles, powers and privileges of the Board, the conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis since we entered into conservatorship in 2008 for every dividend period for which dividends were payable.
Under the dividend provisions of the senior preferred stock in effect beginning in 2013, the dividend payable on the senior preferred stock for a dividend period is the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. We refer to this as a “net worth sweep” dividend. The applicable capital reserve amount was initially set at $3.0 billion for 2013, decreased by $600 million each year, and was scheduled to decrease to zero for 2018. However, in December 2017, FHFA entered into a letter agreement with Treasury on our behalf that modified the dividend and liquidation preference provisions of the senior preferred stock. The December 2017 letter agreement amended the dividend provisions of the senior preferred stock to:

•	increase the applicable capital reserve amount to $3.0 billion effective January 1, 2018; and

•	reduce the dividend amount otherwise payable for the fourth quarter of 2017 by $2.4 billion.
The amended dividend provisions of the senior preferred stock also provide that, if we do not declare and pay a dividend in the full amount provided for in the senior preferred stock for any future dividend period, the capital reserve amount will thereafter be zero. In his December 21, 2017 statement announcing this reinstatement of the $3.0 billion capital reserve, the Director of FHFA noted that FHFA contemplates that going forward Fannie Mae and Freddie Mac dividends will be declared and paid beyond the $3.0 billion capital reserve in the absence of exigent circumstances.

Fannie Mae 2017 Form 10-K	3

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

(2)
Treasury draws are shown in the period for which requested, not when the funds were received by us. Accordingly, the 2017 draw amount and 2008-2017 total draw amount reflect the $3.7 billion we will draw to eliminate our net worth deficit as of December 31, 2017. Draw requests have been funded in the quarter following a net worth deficit.

Under the terms of the senior preferred stock, if we do not have a positive net worth or if our net worth does not exceed the applicable capital reserve amount as of the end of a fiscal quarter, then no dividend amount will accrue or be payable for the applicable dividend period. Because we had a net worth deficit of $3.7 billion as of December 31, 2017, no dividend will be payable to Treasury for the first quarter of 2018, and we expect the Director of FHFA will submit a request to Treasury on our behalf for $3.7 billion to eliminate our net worth deficit. After we receive these funds, the maximum amount of remaining funding under the agreement will be $113.9 billion. If we were to draw additional funds from Treasury under the agreement in respect of a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement.
For a description of the terms of the senior preferred stock purchase agreement and the senior preferred stock, including additional information on the December 2017 letter agreement amending the terms of the senior preferred stock, see “Conservatorship and Treasury Agreements—Treasury Agreements.”
Although Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock, and has made a commitment under a senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.

Fannie Mae 2017 Form 10-K	4

Business | Executive Summary

Our Strategic Objectives
Our vision is to be America’s most valued housing partner and to provide liquidity, access to credit and affordability in all U.S. housing markets at all times, while effectively managing and reducing risk to our business, taxpayers and the housing finance system. We are advancing this vision by pursuing four strategic objectives:

•	advancing a sustainable and reliable business model that reduces risk to the housing finance system and taxpayers;

•	providing great service to our customers and partners, enabling them to serve the needs of American households more effectively;

•	supporting and sustainably increasing access to credit and affordable housing; and

•	building a simple, efficient, innovative and continuously improving company.
We believe pursuing these strategic objectives will position us to compete effectively in a diverse and rapidly changing housing finance market in the years ahead.
Advancing a sustainable and reliable business model that reduces risk to the housing finance system and taxpayers
We have significantly changed our business model since we entered conservatorship in 2008 and our business continues to evolve. We have strengthened our underwriting and eligibility standards and transitioned from a portfolio-focused business to a guaranty-focused business. In addition, we are transferring an increasing portion of the credit risk on our guaranty book of business to private investors. These changes have transformed our business model and reduced certain risks of our business as compared with our business prior to entering conservatorship.
Our business also continues to evolve as a result of our many other efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator. See “Legislation and Regulation—Housing Finance Reform—Conservator Developments and Strategic Goals” for a discussion of some of these efforts and FHFA’s strategic goals for our conservatorship.

Fannie Mae 2017 Form 10-K	5

Business | Executive Summary

Stronger underwriting and eligibility standards
The changes we made in late 2008 and 2009 to strengthen our underwriting and eligibility standards have improved the credit quality of our single-family guaranty book of business and contributed to improvement in our credit performance.
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

Fannie Mae 2017 Form 10-K	6

Business | Executive Summary

Both of these sources of revenues are recorded as net interest income in our consolidated financial statements.
More than 75% of our 2017 net interest income was derived from the loans underlying our Fannie Mae MBS in consolidated trusts, which primarily generate income through guaranty fees. As shown in the chart below, in recent years, an increasing portion of our net interest income has been derived from guaranty fees, rather than from our retained mortgage portfolio assets. This shift has been driven by both the guaranty fee increases we implemented in 2012 and the reduction of our retained mortgage portfolio.
__________

(1)
Guaranty fee income includes the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, the incremental revenue from which is remitted to Treasury and not retained by us.

See “Consolidated Results of Operations—Net Interest Income” for more information on the components of our net interest income.
Transferring a portion of the mortgage credit risk on our book of business
In late 2013, we began entering into transactions that transfer to private investors a portion of the mortgage credit risk on some of the recently-acquired loans in our single-family book of business. The goal of these transactions is—to the extent economically sensible—to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through our Connecticut Avenue SecuritiesTM (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) transactions. In these transactions, we transfer to investors a portion of the credit risk associated with losses on a reference pool of mortgage loans in our single-family guaranty book of business and in exchange we pay investors a premium that effectively reduces the guaranty fee income we retain on the loans.

Fannie Mae 2017 Form 10-K	7

Business | Executive Summary

Since 2013, through our credit risk transfer efforts we have transferred a portion of the credit risk on mortgages in our single-family guaranty book of business with a total unpaid principal balance of more than $1.2 trillion, measured at the time of transaction. The chart below shows as of the dates specified the total outstanding unpaid principal balance of our single-family loans, as well as the percentage of our total single-family conventional guaranty book of business measured by unpaid principal balance, that were included in a reference pool for a credit risk transfer transaction.
The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $30 billion as of December 31, 2017. For further discussion of our credit risk transfer transactions, including information on the portion of the credit risk of these loans we have transferred, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”
In addition to the credit protection we obtain through credit risk transfer transactions, a significant portion of the loans in our single-family guaranty book of business is covered by mortgage insurance. As of December 31, 2017, 40% of our single-family conventional guaranty book of business was covered by some form of credit enhancement.
Our Multifamily business primarily transfers risk through its Delegated Underwriting and Servicing (“DUS®”) program, which was initiated in 1988. DUS lenders are required to share with us the risk of loss over the life of the loan. As of December 31, 2017, 96% of the unpaid principal balance of loans in our $280.5 billion multifamily guaranty book of business had lender risk-sharing, and our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business. Our Multifamily business also continues to evaluate additional ways to transfer credit risk. See “MD&A—Business Segments—Multifamily Business” for more information on the credit enhancement arrangements for our multifamily guaranty book.

Fannie Mae 2017 Form 10-K	8

Business | Executive Summary

Providing great service to our customers and partners, enabling them to serve the needs of American households more effectively
We achieve our mission through our customers. Responding to and anticipating the changing needs of our mortgage lender and servicer customers with products, services and tools that offer greater speed, efficiency and effectiveness is a core part of our strategy. In 2017, we continued to make improvements to our business processes and policies to serve our customers better and enhance the value they can deliver to borrowers. We continue to work towards our goal of a digital mortgage process that reduces the time, cost and risk of originating and servicing mortgage loans. In addition to providing value to our customers, we believe these improvements will encourage lenders to safely expand their lending to a wider range of qualified borrowers.
We are also working on enhancements to our customers’ day-to-day experience with us designed to improve customer loyalty. We believe our investments in an improved customer experience will provide us with not only a competitive advantage, but also allow us to collaborate with customers more effectively on long-term efforts to create new solutions to serve a changing housing finance market.
Supporting and sustainably increasing access to credit and affordable housing
Our mission includes promoting access to mortgage credit throughout the nation. We are focused on supporting sustainable access to credit and affordable housing, within our risk tolerance. Market forces in recent years have contributed to an overall decline in the supply of affordable housing for both single-family homes and multifamily rental housing. We are working on multiple fronts to help address housing affordability issues. For example:

•
We began implementing our Duty to Serve plans in January 2018, which call for innovative solutions to expand our reach into three underserved markets: manufactured housing; affordable housing preservation; and rural housing.

•	We also continue to support housing affordability through our purchases of loans to meet our single-family and multifamily housing goals.

•
We are working with some customers to develop and test financing programs that could spur the development of more affordable housing supply, and help borrowers prudently overcome barriers to homeownership.

•
Through our Sustainable Communities Initiative, we are working with partners to find new ways to increase, improve and preserve the supply of affordable housing through the advancement of sustainable, healthy communities.

Building a simple, efficient, innovative and continuously improving company
Since 2015, Fannie Mae has undertaken several internal initiatives to make our organization simpler, more efficient and more innovative, with the objective of making the company more competitive and responsive to changing market conditions and customer expectations. We are adopting lean management techniques across the enterprise as part of a multi-year effort to drive continuous improvement. We have also simplified many of our core business processes.

Residential Mortgage Market
We conduct business in the U.S. single-family and multifamily residential mortgage markets and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding was estimated to be approximately $11.8 trillion as of September 30, 2017 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 27% of total U.S. residential mortgage debt outstanding as of September 30, 2017.
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.

Fannie Mae 2017 Form 10-K	9

Business | Business Segments

Business Segments
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
The chart below displays the net revenues and pre-tax income for each of our business segments. Net revenues consist of net interest income and fee and other income. Pre-tax income refers to income before federal income taxes.
See “MD&A—Business Segments” for additional information on our Single-Family and Multifamily business segments, including each segment’s primary business activities, customers, competitive and market conditions, business and credit metrics, and financial results. See “Note 10, Segment Reporting” for information about the total assets of each business segment and the management reporting and allocation process used to generate our segment results.

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

Fannie Mae 2017 Form 10-K	10

Business | Mortgage Securitizations

Below we discuss (1) three broad categories of securitization transactions: lender swaps, portfolio securitizations and structured securitizations; (2) features of our MBS trusts; and (3) single-class and multi-class Fannie Mae MBS.
Securitization Transactions
We currently securitize a substantial majority of the single-family and multifamily mortgage loans we acquire. Our securitization transactions primarily fall within three broad categories: lender swap transactions; portfolio securitizations; and structured securitizations.
Lender Swap Transactions
Our most common type of securitization transaction is our “lender swap transaction.” In a single-family lender swap transaction, a mortgage lender that operates in the primary mortgage market generally delivers a pool of mortgage loans to us in exchange for Fannie Mae MBS backed by these mortgage loans. Lenders may hold the Fannie Mae MBS they receive from us or sell them to investors. A pool of mortgage loans is a group of mortgage loans with similar characteristics. After receiving the mortgage loans in a lender swap transaction, we place them in a trust for which we serve as trustee. This trust is established for the sole purpose of holding the mortgage loans separate and apart from our corporate assets. We deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent an undivided beneficial ownership interest in each of the mortgage loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We retain a portion of the interest payment as a fee for providing our guaranty. The mortgage servicer also retains a portion of the interest payment as a fee for servicing the loan. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificateholders from the principal and interest payments and other collections on the underlying mortgage loans.
Lender Swap Transaction
Our Multifamily business generally creates multifamily Fannie Mae MBS in lender swap transactions in a manner similar to our Single-Family business. Our multifamily lender customers typically deliver only one mortgage loan to back each multifamily Fannie Mae MBS. The characteristics of each mortgage loan are used to establish guaranty fees on a risk-adjusted basis. Securitizing a multifamily mortgage loan into a Fannie Mae MBS facilitates its sale into the secondary market.

Fannie Mae 2017 Form 10-K	11

Business | Mortgage Securitizations

Portfolio Securitization Transactions
In contrast to our lender swap securitizations, in which a mortgage lender delivers a pool of mortgage loans to us that we immediately place in a trust for securitization, our “portfolio securitization transactions” involve creating and issuing Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our retained mortgage portfolio. Most of our portfolio securitization transactions are driven by our single-family whole loan conduit activities, pursuant to which we purchase single-family whole loans from a large group of typically smaller lenders principally for the purpose of securitizing the loans into Fannie Mae MBS, which may then be sold to dealers and investors. We also securitize loans that have been held in our portfolio for a longer period of time, including reperforming loans. Reperforming loans are mortgage loans on which the borrower had previously been delinquent but subsequently became current, either with or without a modification.
Portfolio Securitization Transaction
Structured Securitization Transactions
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
Features of Our MBS Trusts
Our MBS trusts hold either single-family or multifamily mortgage loans or mortgage-related securities. Each trust operates in accordance with a trust agreement or a trust indenture. Generally, each MBS trust is also governed by an issue supplement documenting the formation of that MBS trust, the identification of its related assets and the issuance of the related Fannie Mae MBS. The trust agreement or the trust indenture, together with the issue supplement and any amendments, are considered the “trust documents” that govern an individual MBS trust.
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

Fannie Mae 2017 Form 10-K	12

Business | Mortgage Securitizations

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
Management of the Company during Conservatorship
Upon its appointment, the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator subsequently delegated specified authorities to our Board of Directors and delegated to management the authority to conduct our day-to-day operations. In connection with its delegation of authority, FHFA has instructed the Board to oversee that management has in place a compliance program that includes procedures for obtaining a decision from the conservator before taking action in any of the areas described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.” FHFA’s instructions also require the company to notify FHFA of activities that represent a significant change in current business practices, operations, policies or strategies. The conservator retains the authority to amend or withdraw its delegations at any time.
Our directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors have no fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.
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

Fannie Mae 2017 Form 10-K	13

Business | Conservatorship and Treasury Agreements

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
Treasury Agreements
On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement, which was amended and restated on September 26, 2008. The amended and restated agreement was subsequently amended on May 6, 2009, December 24, 2009 and August 17, 2012. On December 21, 2017, we, through FHFA, in its capacity as conservator, and Treasury entered into a letter agreement amending the dividend and liquidation preference provisions of the senior preferred stock we previously issued to Treasury. The terms of the senior preferred stock purchase agreement, senior preferred stock and the warrant discussed below continue to apply to us even if we are released from conservatorship. See “Risk Factors” for a description of the risks to our business relating to the Treasury agreements, as well as the adverse effects of the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.
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
The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement provides that, on a quarterly basis, we may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected in our consolidated balance sheet, prepared in accordance with generally accepted accounting principles (“GAAP”), for the applicable fiscal quarter (referred to as the “deficiency amount”), up to the maximum amount of remaining funding under the agreement. After we receive the additional funds requested from Treasury to eliminate our net worth deficit as of December 31, 2017, the maximum amount of remaining funding under the agreement will be $113.9 billion. If we were to draw additional funds from Treasury under the agreement in respect of a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process.
Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. The amount of remaining funding under the agreement also would not change if the full quarterly dividend amount were not declared and paid to Treasury.
The senior preferred stock purchase agreement provides for the payment of an unspecified quarterly commitment fee to Treasury; however, the August 2012 amendment to the agreement provided that this commitment fee will not be set, accrue or be payable, as long as the dividend provisions of the senior preferred stock remain substantially the same in form and content.
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

Fannie Mae 2017 Form 10-K	14

Business | Conservatorship and Treasury Agreements

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
Senior Preferred Stock
Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008 with an aggregate initial liquidation preference of $1.0 billion. Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The stock’s liquidation preference is subject to adjustment:

•
Any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement are added to the liquidation preference. Treasury has paid us a total of $116.1 billion pursuant to this commitment, and will pay us an additional $3.7 billion to eliminate our net worth deficit as of December 31, 2017.

•	Any quarterly commitment fees that are payable but not paid in cash to Treasury will be added to the liquidation preference.

•
For any dividend period for which dividends are payable, to the extent that dividends are not paid, they will accumulate and be added to the liquidation preference, regardless of whether or not they are declared.

•	The December 2017 letter agreement increased the aggregate liquidation preference of the senior preferred stock by $3.0 billion as of December 31, 2017.
As a result of the adjustments described above, the aggregate liquidation preference of the senior preferred stock was $120.1 billion as of December 31, 2017, and will increase to $123.8 billion after we receive the $3.7 billion in additional funds from Treasury to eliminate our net worth deficit as of December 31, 2017. Dividend payments we make to Treasury do not reduce the outstanding liquidation preference of the senior preferred stock, although as described below we are permitted to pay down the liquidation preference of the senior preferred stock to the extent of any accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down.
Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. The dividends we have paid to Treasury on the senior preferred stock during conservatorship have been declared by, and paid at the direction of, our conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors.
The dividend provisions of the senior preferred stock have been amended twice since the senior preferred stock was originally issued in September 2008: in August 2012 and December 2017.

•
Original Dividend Provisions (2008-2012). The original dividend provisions of the senior preferred stock provided for cumulative quarterly cash dividends at an annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. These provisions were applicable from the fourth quarter of 2008 through the fourth quarter of 2012.

Fannie Mae 2017 Form 10-K	15

Business | Conservatorship and Treasury Agreements

•
August 2012 Amendment to Dividend Provisions (2013-2017). The August 2012 amendment changed the dividend provisions of the senior preferred stock to a “net worth sweep” dividend. For each quarterly dividend period, the dividend amount would be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeded an applicable capital reserve amount. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP. The applicable capital reserve amount was initially $3.0 billion for dividend periods in 2013 and decreased by $600 million each year until it reached $600 million for dividend periods in 2017. Under the terms of the August 2012 amendment, the applicable capital reserve amount would have decreased to zero for dividend periods beginning January 1, 2018. These provisions were applicable from the first quarter of 2013 through the fourth quarter of 2017; however, the fourth quarter 2017 dividend payment was modified by the December 2017 letter agreement, as described below.

•
December 2017 Amendment to Dividend Provisions (2018 and thereafter). The December 2017 letter agreement further modified the dividend provisions of the senior preferred stock. The dividends payable on the senior preferred stock continue to be net worth sweep dividends calculated each quarter based on our net worth as of the end of the immediately preceding fiscal quarter less an applicable capital reserve amount. However, the applicable capital reserve amount for dividend periods beginning January 1, 2018 was increased to $3.0 billion. If we do not declare and pay the dividend amount in full for any dividend period for which dividends are payable, then the applicable capital reserve amount will thereafter be zero. The December 2017 letter agreement also reduced by $2.4 billion the dividend amount otherwise payable for the fourth quarter of 2017 (which was calculated based on our net worth as of September 30, 2017, less the applicable capital reserve amount of $600 million as described above).

As a result of these amended dividend payment provisions, for each quarterly period beginning with the first quarter of 2018, dividends on the senior preferred stock accumulate and are payable based on the amount by which our net worth as of the end of the immediately preceding fiscal quarter exceeds $3.0 billion. If our net worth does not exceed the applicable capital reserve amount of $3.0 billion as of the end of the immediately preceding fiscal quarter, then dividends will neither accumulate nor be payable for such period.
The senior preferred stock ranks ahead of our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. As a result, if we are liquidated, the holder of the senior preferred stock is entitled to its then-current liquidation preference (which includes any accumulated but unpaid dividends) before any distribution is made to the holders of our common stock or other preferred stock.
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
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition to these exceptions, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the

Fannie Mae 2017 Form 10-K	16

Business | Conservatorship and Treasury Agreements

termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part.
In December 2015, as part of a funding bill, Congress enacted legislation that temporarily prohibited Treasury from disposing of its Fannie Mae and Freddie Mac senior preferred stock. While this prohibition expired on January 1, 2018, the House of Representatives is considering a bill that would extend it through January 1, 2019.
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

•
Mortgage Asset Limit. We are restricted in the amount of mortgage assets that we may own. Pursuant to the August 2012 amendment to the agreement, the maximum allowable amount of our mortgage assets was reduced to $650 billion on December 31, 2012 and, on each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion as of December 31, 2018. Our mortgage asset limit under the agreement was $288.4 billion as of December 31, 2017. For purposes of the agreement, the definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Based on this definition, our mortgage assets were $230.8 billion as of December 31, 2017. We disclose the amount of our mortgage assets on a monthly basis under the caption “Mortgage Portfolio End Balance” in our Monthly Summaries, which are available on our website and announced in a press release.

In 2014, FHFA requested that we cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as

Fannie Mae 2017 Form 10-K	17

Business | Conservatorship and Treasury Agreements

changed market conditions. We were in compliance with FHFA’s request as of December 31, 2017. See “MD&A—Retained Mortgage Portfolio” for more information about our retained mortgage portfolio.

•
Debt Limit. We are subject to a limit on the amount of our indebtedness. This debt limit is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Accordingly, our debt limit in 2017 was $407.2 billion and in 2018 is $346.1 billion. Beginning in 2019 and for each year thereafter, our debt limit will be $300.0 billion. The definition of indebtedness for purposes of our debt cap is based on the par value of each applicable loan and does not reflect the impact of consolidation of variable interest entities. Under this definition, our indebtedness as of December 31, 2017 was $277.5 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our website and announced in a press release.

Annual Risk Management Plan Covenant. We are required to provide an annual risk management plan to Treasury each year we remain in conservatorship. Each plan is required to set out our strategy for reducing our risk profile, describe the actions we will take to reduce the financial and operational risk associated with each of our business segments, and include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2017.
Lawsuits Challenging the Senior Preferred Stock Purchase Agreements and Conservatorship
Several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against one or more of the United States, Treasury and FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. For a description of these lawsuits, see “Legal Proceedings” and “Note 16, Commitments and Contingencies.”

Legislation and Regulation
Housing Finance Reform
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, Fannie Mae and Freddie Mac should play. We describe below some recent actions and statements relating to housing finance reform from the Administration and Congress, as well as actions our conservator has been taking to further housing finance reform.
Administration Developments
The previous Administration endorsed the wind down of Fannie Mae and Freddie Mac through a responsible transition and the enactment of comprehensive housing finance reform legislation. The current Administration has not articulated a formal position on housing finance reform or the future of Fannie Mae and Freddie Mac; however, the Secretary of the Treasury has publicly stated that he is focused on housing finance reform and a solution to the current status of Fannie Mae and Freddie Mac.
Legislative Developments
Housing finance reform has been a subject of congressional attention for several years and is a stated priority of both the Chairman of the Senate Committee on Banking, Housing and Urban Affairs and the Chairman of the House Committee on Financial Services. Accordingly, we expect Congress to continue to consider proposed housing finance reform legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution.
In January 2018, the Director of FHFA sent a letter outlining FHFA’s perspectives on housing finance reform to the Chairman and Ranking Member of the Senate Committee on Banking, Housing and Urban Affairs. The letter includes a number of recommendations for a future housing finance system, including:

•
reincorporating Fannie Mae and Freddie Mac as private, shareholder-owned corporations with new charters granted by a regulator to engage in the guarantee and issuance of mortgage-backed securities in the secondary mortgage market;

Fannie Mae 2017 Form 10-K	18

Business | Legislation and Regulation

•	allowing new companies to potentially receive charters to compete against Fannie Mae and Freddie Mac in the secondary mortgage market;

•	providing for an explicit catastrophic government guarantee on the mortgage-backed securities issued by regulated secondary mortgage market entities; and

•
providing for an independent regulator that retains FHFA’s existing authorities and adds additional authority. The regulator’s authority would include the authority to set a regulated rate of return for the secondary mortgage market entities.

There continues to be significant uncertainty regarding the future of our company as Congress continues to consider housing finance reform. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.
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
Beginning in 2012, FHFA has released annual corporate performance objectives for Fannie Mae and Freddie Mac, referred to as the conservatorship scorecard. The conservatorship scorecard details the specific priorities each year for implementing FHFA’s strategic goals. Some of the actions we are taking pursuant to the mandates of the scorecards are helping to build the policies and infrastructure for a safer and sustainable housing finance system. FHFA’s conservatorship scorecards in recent years have included objectives relating to credit risk transfer transactions, development of a common securitization platform for Fannie Mae and Freddie Mac, development of a uniform mortgage-backed security for Fannie Mae and Freddie Mac, and mortgage data standardization initiatives.
Common Securitization Platform and Single Security Initiative
For several years, FHFA’s conservatorship scorecards have included objectives relating to the development of a common securitization platform that can be used to perform certain aspects of the securitization process and the development of a uniform mortgage-backed security for Fannie Mae and Freddie Mac.
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
In November 2016, Freddie Mac began using the common securitization platform for some activities relating to the issuance of its current single-class fixed-rate mortgage-backed securities. We continue to work with FHFA, Freddie Mac and CSS on building and testing the common securitization platform, as well as on implementing required changes to our systems and operations to integrate with the common securitization platform. In addition, we continue to consult with an industry advisory group on the common securitization platform and the Single Security Initiative.

Fannie Mae 2017 Form 10-K	19

Business | Legislation and Regulation

Single Security Initiative. Since 2014, we, Freddie Mac and FHFA have been working on developing and implementing a uniform mortgage-backed security for Fannie Mae and Freddie Mac. In March 2017, FHFA announced that implementation of the Single Security Initiative by Fannie Mae and Freddie Mac is planned for the second quarter of 2019. FHFA has determined that the following features will apply to these securities:

•
Fannie Mae and Freddie Mac will each issue and guarantee uniform mortgage-backed securities directly backed by mortgage loans it has acquired, referred to as first-level securities, and will not cross-guarantee each other’s first-level securities;

•	mortgage loans backing first-level uniform mortgage-backed securities will be limited to fixed-rate mortgage loans now eligible for financing through the “To-Be-Announced” (“TBA”) market;

•	Fannie Mae and Freddie Mac will each be able to issue second-level securities, also referred to as resecuritizations, backed by first- or second-level securities issued by either company;

•	the key features of the new uniform mortgage-backed security will be the same as those of the current Fannie Mae MBS;

•	the loan- and security-level disclosures for uniform mortgage-backed securities will closely resemble those of Freddie Mac participation certificates (“Freddie Mac PCs”); and

•
investors in Freddie Mac PCs will have the option to exchange legacy Freddie Mac PCs for comparable uniform mortgage-backed securities backed by the same mortgage loans; there will not be an exchange option for legacy Fannie Mae MBS because FHFA expects investors to treat them as fungible with the uniform mortgage-backed securities.

Historically, Fannie Mae MBS have had a trading advantage over comparable Freddie Mac PCs. One of FHFA’s stated objectives for the Single Security Initiative is to reduce the costs to Freddie Mac and taxpayers that result from differences in liquidity of Fannie Mae MBS and Freddie Mac PCs. As the implementation date of the Single Security Initiative approaches, some Fannie Mae MBS and comparable Freddie Mac PCs are trading closer to or at parity. See “Risk Factors” for a discussion of the risks to our business associated with the Single Security Initiative.
Other Scorecard Objectives
For more information on FHFA’s 2018 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the SEC on December 22, 2017. For information on actions we took in 2017 pursuant to FHFA’s 2017 conservatorship scorecard, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2017 Compensation—Assessment of Corporate Performance on 2017 Conservatorship Scorecard.”
The Fannie and Freddie Open Records Act of 2017
On April 27, 2017, the House of Representatives passed, by a vote of 425 to 0, the Fannie and Freddie Open Records Act of 2017. If enacted, this bill would apply the Freedom of Information Act to Fannie Mae and Freddie Mac during any period that either company is under conservatorship or receivership, subject to a modified exemption for trade secrets and confidential or privileged commercial or financial information. The Freedom of Information Act is a law that provides the public the right to access records from federal agencies. It is unclear whether the Senate will consider this or similar legislation. If this bill were to pass the Senate and be signed into law, it could impose substantial operational burdens on us and adversely affect our business.
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

Fannie Mae 2017 Form 10-K	20

Business | Legislation and Regulation

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

•
Principal balance limitations. Single-family conventional mortgage loans that we purchase or securitize are subject to maximum original principal balance limits, known as “conforming loan limits.” The conforming loan limits are established each year based on the average prices of one-family residences. For 2017, the national conforming loan limit for mortgages that finance one-family residences was set at $424,100. For 2018, FHFA increased the national conforming loan limit for one-family residences to $453,100, with higher limits for mortgages secured by two-family to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). In addition, higher loan limits of up to 150% of the otherwise applicable loan limit apply in designated high-cost areas. FHFA provides Fannie Mae and Freddie Mac with the designated high-cost areas annually. The Charter Act does not impose maximum original principal balance limits on loans we purchase or securitize that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”) or on multifamily mortgage loans that we purchase or securitize.

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

Fannie Mae 2017 Form 10-K	21

Business | Legislation and Regulation

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
The GSE Act provides FHFA with safety and soundness authority that is comparable to and in some respects broader than that of the federal banking agencies. We describe below regulations applicable to us pursuant to the GSE Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislation. We also describe some regulations applicable to the mortgage industry that may indirectly affect us.
The Administration and some members of Congress have indicated a desire to amend specified provisions of the Dodd-Frank Act. Changes to the Dodd-Frank Act could affect regulations currently applicable to us and our customers and counterparties. In June 2017, in response to an executive order, the Secretary of the Treasury released a report titled “A Financial System That Creates Economic Opportunities: Banks and Credit Unions” recommending changes to financial services regulations. The report makes a number of recommendations relating to regulations affecting the mortgage industry, including regulations relating to mortgage loan origination, mortgage loan servicing and private sector secondary mortgage market activities. The report also makes recommendations relating to bank capital and liquidity standards that, if implemented, could affect demand for our debt and MBS securities. Many of the report’s recommendations could be completed through regulatory actions, and do not require legislation.
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

Fannie Mae 2017 Form 10-K	22

Business | Legislation and Regulation

Conservatorship Capital Framework
We have worked with FHFA and Freddie Mac on an aligned risk measurement framework for evaluating Fannie Mae and Freddie Mac business decisions and performance during conservatorship. In 2017, FHFA directed Fannie Mae and Freddie Mac to implement these conservatorship capital framework standards. The framework includes specific requirements relating to risk on our book of business and modeled returns on our new acquisitions. We are required to submit quarterly reports to FHFA relating to the framework’s requirements. We continuously review our business decisions as they relate to existing and prospective capital framework standards.
Stress Testing
The Dodd-Frank Act requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. Under FHFA regulations implementing this requirement, each year we are required to conduct a stress test using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. In conducting the stress test, we are required to calculate the impact of the scenario conditions on our capital levels and other specified measures of financial condition and performance over a period of at least nine quarters. In accordance with FHFA regulations, we submitted our most recent stress test results to FHFA and the Federal Reserve Board of Governors in May 2017 and published our most recent stress test results for the severely adverse scenario on our website in August 2017.
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
New Products and Activities
The GSE Act requires us to request FHFA’s approval before initially offering any new product, subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice before commencing any new activity. In July 2009, FHFA published an interim final rule implementing these provisions of the GSE Act. Subsequently, the then-Acting Director of FHFA concluded that permitting us to engage in new products was inconsistent with the goals of the conservatorship. FHFA therefore instructed us not to submit new product requests under the rule. In December 2016, FHFA published a final rule implementing our duty to serve three specified underserved markets, which is described below under “Duty to Serve Underserved Markets.” Among other things, the duty to serve rule states that we may propose a new product for FHFA consideration if we determine that it would facilitate our duty to serve obligations and would be consistent with safety and soundness. The duty to serve rule also requires us to submit proposals relating to chattel loan pilots to FHFA for consideration. Accordingly, in January 2018, we submitted a proposal for a new chattel loan pilot to FHFA for consideration.
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

Fannie Mae 2017 Form 10-K	23

Business | Legislation and Regulation

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
In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, and to allocate or otherwise transfer the amounts set aside within 60 days after the end of each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement or in which such allocation or transfer would cause such a draw. Although we will draw funds from Treasury under the senior preferred stock purchase agreement to eliminate our fourth quarter 2017 net worth deficit, FHFA has directed us to proceed with the transfer of allocated funds for 2017 in light of FHFA’s determination that this draw is triggered by a one-time charge relating to the enactment of the Tax Act and does not relate to any financial instability. Our new business purchases were $569.6 billion for the year ended December 31, 2017. Accordingly, we recognized an expense of $239 million related to this obligation for the year ended December 31, 2017. We expect to pay this amount to the funds on or before March 1, 2018.
Executive Compensation
The amount of compensation we may pay our executives is subject to a number of legal and regulatory restrictions, particularly while we are in conservatorship. For example:

Fannie Mae 2017 Form 10-K	24

Business | Legislation and Regulation

•
GSE Act. The GSE Act directs FHFA to prohibit us from providing compensation to our executive officers that is not reasonable or comparable. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review.

•
STOCK Act. Pursuant to the Stop Trading on Congressional Knowledge Act (the “STOCK Act”) and related regulations issued by FHFA, our senior executives are prohibited from receiving bonuses while the company remains in conservatorship.

•
Equity in Government Compensation Act. The Equity in Government Compensation Act of 2015 limits the total target annual direct compensation of our chief executive officer to $600,000 while the company is in conservatorship or receivership.

•
Golden Parachute Regulation. FHFA regulation requires the approval of the Director of FHFA before we may enter into any agreement providing compensation in connection with the termination of an executive officer’s employment. FHFA regulation also generally prohibits us from making golden parachute payments to any current or former director, officer, employee, controlling stockholder or agent of the company during any period in which we are in conservatorship, receivership or other troubled condition unless either a specific exception applies or the Director of FHFA approves the payments.

For more information on our executive compensation program and regulatory and other legal requirements affecting our executive compensation, see “Executive Compensation.”
Fair Lending
The GSE Act requires the Secretary of HUD to assure that Fannie Mae and Freddie Mac meet their fair lending obligations. Among other things, HUD periodically reviews and comments on our underwriting and appraisal guidelines to ensure consistency with the Fair Housing Act.
Guaranty Fees
From time to time, FHFA establishes requirements for our guaranty fee pricing:

•
In December 2017 and February 2018, FHFA, in its capacity as conservator, provided guidance relating to our guaranty fee pricing for new single-family acquisitions. FHFA’s guidance requires that we meet a specified minimum return on equity target based on the conservator capital framework described above. We must implement this target in the first quarter of 2018.

•
In July 2016, FHFA advised us that, as a result of its comprehensive review of our guaranty fee levels for new acquisitions of single-family mortgages, FHFA, in its regulatory capacity, determined that it was necessary to set minimum base guaranty fees for us. FHFA’s objective is to ensure that guaranty fee reductions do not result in unsafe and unsound conditions. As a result, FHFA established minimum base guaranty fees that generally apply to our acquisitions of 30-year and 15-year fixed-rate loans in lender swap transactions. These new minimum base guaranty fees were implemented in November 2016.

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
Housing Goals
We are subject to housing goals established by FHFA in accordance with the GSE Act. The housing goals establish specified requirements for our mortgage acquisitions relating to affordability or location. Our single-family performance is measured against the lower of benchmarks established by FHFA or goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed. We describe below our housing goals that were in place for 2015 to 2017, our 2016 performance against these goals, as well as our new housing goals for 2018 to 2020.

Fannie Mae 2017 Form 10-K	25

Business | Legislation and Regulation

Housing Goals for 2015-2017
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

•
Low-Income Areas Home Purchase Goal Benchmark: The benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas is set annually by notice from FHFA, based on the benchmark level for the low-income and high-minority areas home purchase subgoal (below), plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families (defined as income equal to or less than 100% of area median income) in designated disaster areas. FHFA set the overall low-income areas home purchase benchmark goal at 17% for 2016 and at 18% for 2017.

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

•
Small Affordable Multifamily Properties Subgoal: The subgoal for purchases of mortgages on small multifamily properties (5 to 50 units) affordable to low-income families increased each year: 6,000 units in 2015; 8,000 units in 2016; and 10,000 units in 2017.

There is no market-based alternative measurement for the multifamily goal or subgoals.
Performance Against Housing Goals
In December 2017, FHFA determined that we met three of our five single-family housing goals and all of our multifamily housing goals for 2016. The table below displays our performance for 2016 against our single-family housing benchmarks and market share measures, as well as our multifamily housing goals, as validated by FHFA.

Fannie Mae 2017 Form 10-K	26

Business | Legislation and Regulation

2016 Housing Goals Performance
	2016
	Result	Benchmark	Single-Family Market Level
Single-family housing goals:(1)
Low-income families home purchases	22.9%	24%	22.9%
Very low-income families home purchases	5.2	6	5.4
Low-income areas home purchases	20.2	17	19.7
Low-income and high-minority areas home purchases	16.2	14	15.9
Low-income families refinances	19.5	21	19.8

	2016
	Result	Goal
	(in units)
Multifamily housing goals:
Low-income families	352,368	300,000
Very low-income families	65,910	60,000
Small affordable multifamily properties	9,312	8,000

__________

(1)	Our single-family results and benchmarks are expressed as a percentage of the total number of eligible mortgages acquired during the period.
As shown in the table above, FHFA determined that we did not meet the single-family very low-income families home purchase goal or the single-family low-income families refinance goal for 2016. Although FHFA determined that meeting these goals was feasible, FHFA notified us that we are not required to submit a formal housing plan. FHFA notified us that it expects us to continue to make improvements in serving this market and will closely monitor and evaluate our housing goals performance in 2017 and 2018.
We will report our performance with respect to the 2017 housing goals in March 2018. FHFA will issue a final determination on our 2017 performance after the release of data reported under HMDA later this year.
As described in “Risk Factors,” actions we may take to meet our housing goals and duty to serve requirements described below may increase our credit losses and credit-related expense.
Housing Goals for 2018-2020
In February 2018, FHFA published a final rule establishing single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2018 through 2020. Under the new rule, FHFA will continue to evaluate our performance against the single-family housing goals using the two-part approach described above that compares the goals-qualifying share of our single-family mortgage acquisitions against both a benchmark level and a market level. Additionally, there continues to be no market-based alternative measurement for the multifamily goal or subgoals.

Fannie Mae 2017 Form 10-K	27

Business | Legislation and Regulation

FHFA’s final rule established the following single-family housing goal benchmarks and the following multifamily housing goals for 2018 through 2020.

2018-2020 Housing Goals

Single-family (benchmark levels):(1)
Low-income families home purchases goal	24%
Very low-income families home purchases goal	6
Low-income areas home purchases goal	TBD(2)
Low-income and high-minority areas home purchases subgoal	14
Low-income families refinances goal	21

Multifamily:(3)
Low-income families goal	315,000
Very low-income families subgoal	60,000
Small affordable multifamily properties subgoal	10,000
__________

(1)	Single-family benchmarks are expressed as a percentage of the total number of eligible mortgages acquired during the period.

(2)
The benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas will continue to be set annually by notice from FHFA, based on the benchmark level for the low-income and high-minority areas home purchase subgoal (below), plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families in designated disaster areas.

(3)	Multifamily goals and subgoals are based on the number of multifamily units per year that we finance.
Duty to Serve Underserved Markets
The GSE Act requires that we serve very low-, low-, and moderate-income families in three specified underserved markets: manufactured housing, affordable housing preservation and rural areas. In December 2016, FHFA published a final rule implementing our duty to serve these underserved markets. Under the rule, we are required to adopt an underserved markets plan for each underserved market covering a three-year period that sets forth the activities and objectives we will undertake to meet our duty to serve that market. Our first underserved markets plans received non-objections from FHFA and were finalized and published in December 2017. The plans are effective for 2018 to 2020.
The types of activities that are eligible for duty to serve credit in each underserved market are summarized below:

•
Manufactured housing market. For the manufactured housing market, duty to serve credit is available for eligible activities relating to manufactured homes (whether titled as real property or personal property (known as chattel)) and loans for specified categories of manufactured housing communities.

•
Affordable housing preservation market. For the affordable housing preservation market, duty to serve credit is available for eligible activities relating to preserving the affordability of housing for renters and buyers under specified programs enumerated in the GSE Act and other comparable affordable housing programs administered by state and local governments, subject to FHFA approval. Duty to serve credit also is available for activities related to small multifamily rental properties, energy efficiency improvements on existing multifamily rental and single-family first lien properties, certain shared equity homeownership programs, the purchase or rehabilitation of certain distressed properties, and activities under HUD’s Choice Neighborhoods Initiative and Rental Assistance Demonstration programs.

•
Rural housing market. For the rural housing market, duty to serve credit is available for eligible activities related to housing in rural areas, including activities related to housing in high-needs rural regions and for high-needs rural populations.

As provided under the rule, FHFA adopted final evaluation guidance in November 2017. The guidance communicates FHFA’s expectations regarding the development of the underserved markets plans and describes the annual process by which FHFA will evaluate our achievements under the underserved markets plans. Our

Fannie Mae 2017 Form 10-K	28

Business | Legislation and Regulation

performance results will be reported to Congress. If FHFA determines that we failed to meet the requirements of an underserved markets plan, it may result in the imposition of a housing plan.
Swap Transactions; Minimum Capital and Margin Requirements
The Dodd-Frank Act includes provisions requiring additional regulation of swap transactions. Because we are a user of interest rate swaps, the Dodd-Frank Act requires us, among other items, to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, in October 2015, an inter-agency body of regulators issued a final rule under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. The rule is effective in two phases and each phase requires that we implement operational changes and changes relating to the collateral we collect and provide for swap transactions. We complied with the first phase of the rule that became effective in 2017. The second phase of the rule is scheduled to become effective in September 2020. This phase will require additional operational changes and changes to collateral requirements, which may increase the costs associated with hedging our retained mortgage portfolio.
Risk Retention
The Dodd-Frank Act requires financial regulators to jointly prescribe regulations requiring securitizers to retain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. In 2014, an inter-agency body of regulators issued a final rule implementing this credit risk retention requirement. The final rule generally requires securitizers to retain at least 5% of the credit risk of the assets they securitize. The rule offers several compliance options, one of which is to have either Fannie Mae or Freddie Mac (so long as they are in conservatorship or receivership with capital support from the United States) securitize and fully guarantee the assets, in which case no further retention of credit risk is required. In addition, securities backed solely by mortgage loans meeting the definition of a “qualified residential mortgage” are exempt from the risk retention requirements of the rule. The rule defines “qualified residential mortgage” to have the same meaning as the term “qualified mortgage” as defined by the Consumer Financial Protection Bureau (the “CFPB”) in connection with its ability-to-repay rule under Regulation Z discussed below.
Ability to Repay
The Dodd-Frank Act amended the Truth in Lending Act (“TILA”) to require creditors to determine that borrowers have a “reasonable ability to repay” most mortgage loans prior to making such loans. In 2013, the CFPB issued a final rule under Regulation Z that, among others things, requires creditors to determine a borrower’s “ability to repay” a mortgage loan. If a creditor fails to comply, a borrower may be able to offset a portion of the amount owed in a foreclosure proceeding or recoup monetary damages. The rule offers several options for complying with the ability to repay requirement, including making loans that meet certain terms and characteristics (referred to as “qualified mortgages”), which may provide creditors and their assignees with special protection from liability. Generally, a loan will be a qualified mortgage under the rule if, among other things, (1) the points and fees paid in connection with the loan do not exceed 3% of the total loan amount, (2) the loan term does not exceed 30 years, (3) the loan is fully amortizing with no negative amortization, interest-only or balloon features and (4) the debt-to-income ratio on the loan does not exceed 43% at origination. The CFPB also defined a special class of conventional mortgage loans that will be qualified mortgages if they (1) meet the points and fees, term and amortization requirements of qualified mortgages generally and (2) are eligible for sale to Fannie Mae or Freddie Mac. This class of qualified mortgages expires on the earlier of January 10, 2021 or when Fannie Mae and Freddie Mac cease to be in conservatorship or receivership.
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
In March 2017, a CFPB official announced that the agency would soon begin its statutorily-mandated assessment of the ability to repay and qualified mortgage provisions. The CFPB is required to assess the effectiveness of the regulations in light of their stated goals and to publish a report, after public comment, on whether to modify, expand or eliminate the regulations. The CFPB’s assessment is due no later than January 10, 2019. To the extent that this assessment leads to regulatory changes in how lenders comply with the ability to repay rules or how loans gain qualified mortgage status, these changes may have a material effect on the quality and quantity of loans available for sale to us.

Fannie Mae 2017 Form 10-K	29

Business | Legislation and Regulation

TILA-RESPA Integrated Disclosure (“TRID”)
The Dodd-Frank Act required the CFPB to streamline and simplify the disclosures required under TILA and the Real Estate Settlement Procedures Act. In October 2015, the CFPB’s final rule implementing these changes went into effect. Although this rule applies to mortgage originators and is not directly applicable to us, we could face potential liability for certain errors in the new required disclosures in connection with the loans we acquire from lenders. It remains unclear what sorts of errors will give rise to liability. Also in October 2015, FHFA directed us and Freddie Mac not to conduct post-purchase loan file reviews for technical compliance with TRID. Consistent with FHFA’s directive, we currently do not intend to exercise our contractual remedies, including requiring the lender to repurchase the loan, for noncompliance with the newly applicable provisions of TRID, except in two limited circumstances: if the required form is not used; or if a particular practice would impair enforcement of the note or mortgage or would result in assignee liability, and a court of law, regulator or other authoritative body has determined that such practice violates TRID.
The Future of LIBOR and Alternative Reference Rates
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021. The Federal Reserve convened a group of private-market participants, known as the Alternative Reference Rate Committee (the “ARRC”), to identify a set of alternative U.S. dollar reference interest rates and an adoption plan for those alternative rates. In June 2017, the ARRC recommended an alternative reference rate that the Federal Reserve Bank of New York would publish that would be the ARRC’s preferred alternative reference rate. The ARRC formed several working groups to evaluate the implementation of this new reference rate, and we participated in those working groups. At this time, we are unable to predict whether or when LIBOR will cease to be available or if the ARRC’s recommended alternative reference rate will become the benchmark to replace LIBOR. Because we routinely engage in transactions involving financial instruments that reference LIBOR, these developments could have a material impact on us, borrowers, investors, and our customers and counterparties.

Employees
As of January 31, 2018, we employed approximately 7,200 personnel, including full-time and part-time employees, and employees on leave.

Where You Can Find Additional Information
We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website address is www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s website, www.sec.gov. You may also request copies of any filing from us, at no cost, by calling the Fannie Mae Fixed-Income Securities Helpline at 1-800-2FANNIE (1-800-232-6643), or by writing to Fannie Mae, Attention: Fixed-Income Securities, 3900 Wisconsin Avenue, NW, Area 2H-3N, Washington, DC 20016.
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

Fannie Mae 2017 Form 10-K	30

Business | Forward-Looking Statements

“likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, but are not limited to, statements relating to our expectations regarding the following matters:

•	our profitability and financial results, and the factors that will affect our profitability and financial results;

•	our business plans and strategies and the impact of such plans and strategies;

•	actions by the Director of FHFA relating to future dividend payments on the senior preferred stock and requests for funding from Treasury to eliminate our net worth deficit;

•	actions by Treasury to provide funding to eliminate our net worth deficit;

•	actions by Congress relating to housing finance reform legislation;

•	our payments to HUD and Treasury funds under the GSE Act;

•	the consequences of our conservatorship and possible receivership;

•	the impact of accounting guidance and accounting changes on our business or financial results, including the impact of impairment accounting guidance;

•	the impact of the Federal Reserve’s balance sheet normalization program;

•	the impact of legislation and regulation on our business or financial results;

•	mortgage market and economic conditions (including home price appreciation rates) and the impact of such conditions on our business or financial results;

•	the risks to our business;

•	our effective tax rate;

•	our loss reserves;

•	our serious delinquency rate and the factors that will affect our serious delinquency rate;

•	the effects of credit risk transfer transactions;

•	factors that will affect or mitigate our credit risk exposure;

•	the performance of the loans in our book of business and factors that will affect such performance;

•	our single-family loan acquisitions and the credit risk profile of such acquisitions;

•	factors that will affect our liquidity and ability to meet our debt obligations and factors relating to our liquidity contingency plans; and

•	our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following:

•	the uncertainty of our future;

•	future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation;

•	actions by FHFA, Treasury, HUD or other regulators that affect our business;

•	changes in the structure and regulation of the financial services industry;

•	the timing and level of, as well as regional variation in, home price changes;

•	changes in interest rates and credit spreads;

•	changes in unemployment rates and other macroeconomic and housing market conditions;

•	credit availability;

Fannie Mae 2017 Form 10-K	31

Business | Forward-Looking Statements

•	disruptions in the housing and credit markets;

•	changes in the fiscal and monetary policies of the Federal Reserve, including implementation of the Federal Reserve’s balance sheet normalization program;

•	our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

•	the volume of mortgage originations;

•	the size, composition and quality of our guaranty book of business and retained mortgage portfolio;

•	our market share;

•	the life of the loans in our guaranty book of business;

•	challenges we face in retaining and hiring qualified executives and other employees;

•	our future serious delinquency rates;

•	the deteriorated credit performance of many loans in our guaranty book of business;

•	the conservatorship and its effect on our business;

•	the investment by Treasury and its effect on our business;

•	adverse effects from activities we undertake to support the mortgage market and help borrowers;

•	actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of the Single Security Initiative;

•	limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	a decrease in our credit ratings;

•	limitations on our ability to access the debt capital markets;

•	significant changes in modification and foreclosure activity;

•	the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

•	changes in borrower behavior;

•	the effectiveness of our loss mitigation strategies, management of our real estate owned (“REO”) inventory and pursuit of contractual remedies;

•	defaults by one or more institutional counterparties;

•	resolution or settlement agreements we may enter into with our counterparties;

•	our need to rely on third parties to fully achieve some of our corporate objectives;

•	our reliance on mortgage servicers;

•	changes in GAAP, guidance by the Financial Accounting Standards Board (the “FASB”), and changes to our accounting policies;

•	changes in the fair value of our assets and liabilities;

•	operational control weaknesses;

•	our reliance on models and future updates we make to our models, including the assumptions used by these models;

•	global political risks;

•	natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events;

•	cyber attacks or other information security breaches or threats; and

•	those factors described in “Risk Factors.”

Fannie Mae 2017 Form 10-K	32

Business | Forward-Looking Statements

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.
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
The previous Administration endorsed the wind down of Fannie Mae and Freddie Mac through a responsible transition and the enactment of comprehensive housing finance reform legislation. The current Administration has not articulated a formal position on housing finance reform or the future of Fannie Mae and Freddie Mac; however, the Secretary of the Treasury has publicly stated that he is focused on housing finance reform and a solution to the current status of Fannie Mae and Freddie Mac.
We expect that Congress will continue to consider legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress, FHFA or other agencies may also consider legislation or regulation aimed at increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury, constraining our business operations, or subjecting us to new obligations, such as the Freedom of Information Act, that could impose substantial burdens or adversely affect our results of operations or financial condition. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or other legislation related to our activities.
We may not have sufficient capital reserves to avoid a net worth deficit if we experience a comprehensive loss in a future quarter. If we have a net worth deficit in a future quarter, we will be required to draw funds from Treasury to avoid being placed into receivership.
Because of our net worth deficit as of December 31, 2017, we had no capital reserves as of that date. Our ability to rebuild our capital reserves in future periods is limited. The dividend provisions of the senior preferred stock permit us to retain only up to $3.0 billion in future earnings as capital reserves, provided our conservator directs us to declare and pay senior preferred stock dividends in full in the future. As a result, we may not have sufficient capital reserves to avoid a net worth deficit if we have a comprehensive loss in a future quarter. And, because we had no capital reserves as of December 31, 2017, if we have a comprehensive loss in the first quarter of 2018, we will also have a net worth deficit for that quarter.
We have experienced and expect to continue to experience volatility in our financial results from period to period due to a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments, such as derivatives and certain securities, that we mark to market through our

Fannie Mae 2017 Form 10-K	33

Risk Factors

earnings. Other factors that may result in volatility in our quarterly financial results include developments that affect our loss reserves, such as changes in interest rates, home prices or accounting standards, or events such as natural disasters. Accordingly, although we expect to remain profitable on an annual basis for the foreseeable future, the potential volatility in our financial results, which may be significant from quarter to quarter, could result in a net worth deficit in a future quarter. In addition, other factors such as legislative or regulatory actions could result in a net worth deficit in a future quarter.
In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments, which we will adopt on January 1, 2020. For loans, held-to-maturity debt securities and other financial assets recorded at amortized cost, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowance for loan losses. We are continuing to evaluate the impact of this guidance on our consolidated financial statements. We expect the greater impact of the guidance to relate to our accounting for credit losses for loans that are not individually impaired. The adoption of this guidance may decrease, perhaps substantially, our retained earnings and increase our allowance for loan losses, which could result in a net worth deficit when we adopt the guidance in the first quarter of 2020.
For any quarter for which we have a net worth deficit, we will be required to draw funds from Treasury under the senior preferred stock purchase agreement to avoid being placed into receivership. After we receive the additional funds requested from Treasury to eliminate our net worth deficit as of December 31, 2017, the maximum amount of remaining funding under the agreement will be $113.9 billion. If we were to draw additional funds from Treasury under the agreement in respect of a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. Accordingly, if we experience multiple quarters of net worth deficits, the amount of remaining funding available under the senior preferred stock purchase agreement could be significantly reduced from its current level.
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

Fannie Mae 2017 Form 10-K	34

Risk Factors

Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified senior executives and other employees. The conservatorship, the uncertainty of our future and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies in attracting and retaining these employees.
Our business processes are highly dependent on the talents and efforts of our senior executives and other employees. The conservatorship, the uncertainty of our future and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit well-qualified executives and other employees. Turnover in key management positions and challenges in integrating new management could harm our ability to manage our business effectively and successfully finalize the implementation of our and FHFA’s current strategic initiatives, and ultimately could adversely affect our financial performance.
Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, have had, and may continue to have, an adverse effect on the retention and recruitment of senior executives and other employees. We are subject to significant restrictions on the amount and type of compensation we may pay our executives and other employees under conservatorship. For example, we are subject to a law that limits the annual direct compensation of our Chief Executive Officer to no more than $600,000 while we are in conservatorship or receivership, and a law that prohibits our senior executives from receiving bonuses during any period of conservatorship. Additionally, we are unable to offer equity-based compensation to our employees. As a result of these restrictions, we have not been able to incent and reward excellent performance with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives. In addition, the uncertainty of potential congressional action with respect to housing finance reform, which may result in the wind-down of the company, also negatively affects our ability to retain and recruit executives and other employees.
Limitations on our ability to offer market-based compensation also makes succession planning difficult. In particular, the limit on the annual direct compensation of our Chief Executive Officer to $600,000 significantly elevates our risk that we will not be able to retain our Chief Executive Officer and negatively affects our succession planning and our ability to attract qualified candidates for this critical role.
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

Fannie Mae 2017 Form 10-K	35

Risk Factors

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
Because we are under the control of our conservator, our business objectives may not be consistent with the investment objectives of our investors. We are devoting significant resources to meeting FHFA’s goals for our conservatorship and expect to continue to do so. We may be required by our conservator to engage in activities that are operationally difficult, costly to implement or unprofitable, or that may adversely affect our financial results or the credit risk profile of our book of business. FHFA has changed our business objectives significantly since we entered conservatorship, and could make additional changes at any time. Actions we take to meet FHFA’s strategic goals and objectives for our conservatorship could adversely affect our financial results. For example, FHFA’s conservatorship scorecards in recent years have included objectives relating to the development of a uniform mortgage-backed security for Fannie Mae and Freddie Mac. As the implementation date of the single security approaches, some Fannie Mae MBS and comparable Freddie Mac PCs are trading closer to or at parity. If our market share declines in the future due to this trend or other factors, it could adversely affect our financial results. It is also possible that uncertainty surrounding the implementation and overall impact of the Single Security Initiative could contribute to declines in the liquidity or market value of our Fannie Mae MBS.
The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own under the agreement. In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we were permitted to own as of December 31, 2017 was $288.4 billion and will decrease to $250 billion as of December 31, 2018. In addition, FHFA has requested that we further cap our mortgage assets each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury.
Actions taken by the conservator and the restrictions set forth in the senior preferred stock purchase agreement could adversely affect our business, results of operations, financial condition, liquidity and net worth.
A number of lawsuits have been filed against the U.S. government relating to the senior preferred stock purchase agreement and the conservatorship. See “Note 16, Commitments and Contingencies” and “Legal Proceedings” for a description of these lawsuits. These lawsuits, and actions Treasury or FHFA may take in response to these lawsuits, could have a material impact on our business.
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

Fannie Mae 2017 Form 10-K	36

Risk Factors

Our profits are distributed to Treasury. Pursuant to the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount, which is $3.0 billion effective January 1, 2018. As a result, our net income is not available to common shareholders or preferred shareholders other than Treasury as holder of the senior preferred stock.
Liquidation preference of senior preferred stock is high and could increase. The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference (which includes any accumulated but unpaid dividends), before any distribution is made to the holders of our common stock or other preferred stock. After we receive the additional funds from Treasury to eliminate our net worth deficit as of December 31, 2017, the liquidation preference on the senior preferred stock will be $123.8 billion. The liquidation preference would increase further if we draw on Treasury’s funding commitment in respect of any future quarters or if we do not pay dividends owed on the senior preferred stock. If we are liquidated, we believe it is unlikely that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.
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
We may incur significant credit losses and credit-related expenses on the loans in our book of business, which could materially adversely affect our earnings, financial condition and net worth.
We are exposed to a significant amount of mortgage credit risk on our $3.2 trillion total book of business, which includes mortgage assets that back our guaranteed Fannie Mae MBS, mortgage assets in our retained mortgage portfolio and credit enhancements we provide. Borrowers of mortgage loans that we own or guaranty may fail to make required payments of principal and interest on their mortgage loans, exposing us to the risk of credit losses and credit-related expenses. Increases in our credit-related expenses would reduce our earnings and adversely affect our financial condition and net worth.
The credit performance of loans in our book of business could deteriorate in the future, particularly if we experience national or regional declines in home prices, weakening economic conditions or high unemployment, resulting in higher credit losses and credit-related expenses. Although we strengthened our underwriting and eligibility standards in late 2008 and 2009, we continue to have loans in our book of business that were originated under our prior standards. As of December 31, 2017, 10% of our single-family conventional guaranty book of business consisted of loans acquired prior to 2009 and another 13% consisted of Refi Plus loans, which represent refinancings of loans that were originated prior to June 2009. Moreover, some of the loans we acquired prior to 2009 that remain in our single-family book of business as of December 31, 2017 have certain characteristics that expose us to greater credit risk than other types of mortgage loans, such as Alt-A loans (2% of our single-family conventional guaranty book), interest-only loans (1% of our single-family conventional guaranty book) and loans with FICO credit scores at origination of less than 620 (2% of our single-family conventional guaranty book). In addition, 17% of our single-family conventional guaranty book of business as of December 31, 2017 consisted of loans with original LTV ratios greater than 90%, which may pose a higher credit risk than loans with lower LTV ratios. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business and our multifamily guaranty book of business in “MD&A—Business Segments.” The processing of foreclosures of single-family loans continues to be slow in some states, which has negatively affected our foreclosure timelines and our single-family serious delinquency rate.
While we use certain credit enhancements to mitigate some of our potential future credit losses, these credit enhancements may provide less protection than we expect for a number of reasons. Some of the credit enhancements we use, such as mortgage insurance and credit insurance risk transfer transactions, are subject to

Fannie Mae 2017 Form 10-K	37

Risk Factors

the risk that the counterparties may not meet their obligations to us. Our credit risk transfer transactions have limited terms (typically 10 or 12.5 years), after which they provide limited or no further credit protection on the covered loans. Due to differences in accounting, there also could be a significant lag between the time when we recognize a provision for credit losses and when we recognize the related recovery from our CAS transactions. While a credit expense on a loan in a reference pool for a CAS transaction is recorded when it is probable that we have incurred a loss, for our CAS issued beginning in 2016, a recovery is recorded when an actual loss event occurs. In addition, our credit risk transfer transactions are not designed to shield us from all losses because we retain a portion of the risk of future losses on loans covered by these transactions, including all or a portion of the first loss risk in most transactions. Similarly, mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover us from default risk for properties that suffered damages that were not covered by the hazard insurance we require. A property damaged by a flood that was outside a flood hazard area, where we require coverage, or a property damaged by an earthquake are the most likely scenarios where property damage may result in a default not covered by hazard insurance.
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
We rely upon business processes that are highly dependent on people, technology and equipment, data and the use of numerous complex systems and models to manage our business and produce books and records upon which our financial statements and risk reporting are prepared. This reliance increases the risk that we may be exposed to financial, reputational or other losses as a result of inadequately designed internal processes or data management architecture, inflexible technology or the failure of our systems. While we continue to enhance our technology, infrastructure, operational controls and organizational structure in order to reduce our operational risk, these actions may not be effective to manage these risks and may create additional operational risk as we execute these enhancements. In addition, our use of third-party service providers for some of our business and technology functions increases the risk that an operational failure by a third party will adversely affect us.
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
We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, paying agents, exchanges, clearinghouses or other financial intermediaries we use to facilitate our securities and derivatives transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both an individual basis and an industry-wide basis, as disparate complex systems need to be integrated, often on an accelerated basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions or manage our exposure to risk, and could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations.
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

Fannie Mae 2017 Form 10-K	38

Risk Factors

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
We have been, and likely will continue to be, the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale and our role in the financial services industry, the outsourcing of some of our business operations, the ongoing shortage of qualified cyber security professionals, and the interconnectivity and interdependence of third parties to our systems.
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. We routinely identify cyber threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, customers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties or borrowers, and these types of risks may be difficult to detect or prevent.
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

Fannie Mae 2017 Form 10-K	39

Risk Factors

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
We routinely transmit and receive personal, confidential and proprietary information by electronic means. We have discussed and worked with customers, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.
Our concurrent implementation of multiple new initiatives may increase our operational risk and result in one or more material weaknesses in our internal control over financial reporting.
We are currently implementing a number of initiatives in furtherance of both our and our conservator’s strategic objectives. The magnitude of the many new initiatives we are undertaking may increase our operational risk. Many of these initiatives involve significant changes to our business processes, systems and infrastructure, and present significant operational challenges for us. For example, we are working with FHFA and Freddie Mac on a multi-year effort to build a common securitization platform to eventually replace some of our current securitization infrastructure and to issue a uniform mortgage-backed security on this platform. This initiative, in coordination with related internal infrastructure upgrades, is expected to result in significant changes to our current systems and operations, and involves a high degree of complexity. While implementation of each individual initiative creates operational challenges, implementing multiple initiatives during the same time period significantly increases these challenges. Due to the operational complexity associated with these changes and the limited time periods for implementing them, we believe there is a risk that implementing these changes could result in one or more material weaknesses in our internal control over financial reporting in a future period. If this were to occur, we could experience material errors in our reported financial results. In addition, FHFA, Treasury, other agencies of the U.S. government or Congress may require us to take actions in the future that could further increase our operational risk.
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

Fannie Mae 2017 Form 10-K	40

Risk Factors

preparing to issue a uniform mortgage-backed security. We may also be asked to take additional efforts in support of our conservator’s goals in the future that could adversely affect our economic returns. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.
Other agencies of the U.S. government or Congress also may ask us to take actions to support the housing and mortgage markets or in support of other goals. These actions may adversely affect our financial results and condition. For example, in December 2011 Congress enacted the TCCA under which, at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. The revenue generated by this fee increase is paid to Treasury and helps offset the cost of a two-month extension of the payroll tax cut in 2012.
We are also required by the GSE Act to undertake efforts in support of the housing market that could adversely affect our financial results and condition. For example, we are subject to housing goals under the GSE Act that require that a portion of the mortgage loans we acquire must be for low- and very low-income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. In addition, in December 2016, FHFA issued a final rule to implement our new duty to serve very low-, low- and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation and rural areas. We are making changes to our business and our acquisitions to comply with our new duty to serve obligations, which went into effect on January 1, 2018. We may take actions to meet our housing goals and duty to serve obligations that could adversely affect our profitability. For example, we may acquire loans that offer lower expected returns on our investment than our other loan acquisitions and that may potentially increase our credit losses and credit-related expenses. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business” for more information on our housing goals and duty to serve underserved markets.
Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations.
Our ability to fund our business depends primarily on our ongoing access to the debt capital markets. Market concerns about matters such as the extent of government support for our business, the future of our business (including future profitability, future structure, regulatory actions and our status as a government-sponsored enterprise) and the creditworthiness of the U.S. government could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in recent years to issue debt of varying maturities at attractive pricing resulted from federal government support of our business. As a result, we believe that our status as a government-sponsored enterprise and continued federal government support is essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business or our status as a government-sponsored enterprise could materially and adversely affect our liquidity, financial condition and results of operations. There can be no assurance that the government will continue to support us, or that our current level of access to debt funding will continue. In addition, due to our reliance on the U.S. government’s support, our access to debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government.
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
Our liquidity contingency plans may be difficult or impossible to execute during a liquidity crisis. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired. In this event, our alternative sources of liquidity—consisting of our other investments portfolio and the unencumbered mortgage assets in our retained mortgage portfolio—may not be sufficient to meet our liquidity needs.

Fannie Mae 2017 Form 10-K	41

Risk Factors

We believe that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Due to the current composition of our retained mortgage portfolio, including the significant amount of distressed assets in our portfolio, there would likely be insufficient market demand for large amounts of the mortgage-related assets in our portfolio over a prolonged period of time, which would limit our ability to borrow against or sell these assets. To the extent that we are able to obtain funding by pledging or selling mortgage-related assets as collateral, we anticipate that a discount would be applied that would reduce the value assigned to those assets. Depending on market conditions at the time, this discount could result in proceeds significantly lower than the current market value of these assets and could thereby reduce the amount of financing we obtain, which could reduce our earnings and net worth.
A decrease in the credit ratings on our senior unsecured debt could have an adverse effect on our ability to issue debt on reasonable terms, particularly if such a decrease were not based on a similar action on the credit ratings of the U.S. government. A decrease in our credit ratings also could require that we post additional collateral for our derivatives contracts.
A reduction in our credit ratings could materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Credit ratings on our senior unsecured debt, as well as the credit ratings of the U.S. government, are primary factors that could affect our borrowing costs and our access to the debt capital markets. Credit ratings on our debt are subject to revision or withdrawal at any time by the rating agencies. Actions by governmental entities impacting the support we receive from Treasury could adversely affect the credit ratings on our senior unsecured debt. As of December 31, 2017, our long-term debt was rated “AA+” by Standard & Poor’s Ratings Services (“S&P”), “Aaa” by Moody’s Investors Services (“Moody’s”) and “AAA” by Fitch Ratings Limited (“Fitch”).
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
A reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our derivative contracts. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.
We rely on our institutional counterparties to provide services and credit enhancements that are critical to our business. We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with credit guarantors that provide credit enhancements on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, mortgage reinsurers and multifamily lenders with risk sharing arrangements; mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS; mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances; the financial institutions that issue the investments held in our other investments portfolio; and derivatives counterparties. We also have counterparty exposure to custodial depository institutions; mortgage originators, investors and dealers; debt security dealers; financial guarantors; and document custodians.
In the event of a bankruptcy or receivership of one of our counterparties, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets causing a decline in their value. In addition, if we are unable to replace a defaulting counterparty that performs services that are critical to our business with another counterparty, it could adversely affect our ability to conduct our operations and manage risk.
We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, and mortgage insurers, resulting in a significant credit concentration with respect to this industry. We may have multiple exposures to particular

Fannie Mae 2017 Form 10-K	42

Risk Factors

counterparties, as many of our counterparties provide several types of services to us. For example, our lender customers or their affiliates may also act as derivatives counterparties, mortgage servicers, custodial depository institutions or document custodians. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways.
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
We delegate the servicing of the mortgage loans in our guaranty book of business to mortgage servicers; we do not have our own servicing function. Functions performed by mortgage servicers on our behalf include collecting and delivering principal and interest payments, administering escrow accounts, monitoring and reporting delinquencies, performing default prevention activities and other functions. The inability of a mortgage servicer to perform these functions due to financial, operational, regulatory or other issues could negatively affect our ability to manage our book of business, delay or prevent our collection of amounts due to us, or otherwise result in the failure to perform other servicing duties, resulting in financial losses.
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
If we replace a mortgage servicer, we likely would incur costs and potential increases in servicing fees and could also face operational risks. If a mortgage servicer fails, it could result in a temporary disruption in servicing and loss mitigation activities relating to the loans serviced by that mortgage servicer, particularly if there is a loss of experienced servicing personnel. We may also face challenges in transferring a large servicing portfolio.
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
With respect to primary mortgage insurers that we have approved to write coverage on loans sold to us, we currently do not differentiate pricing based on counterparty strength or operational performance. Additionally, we would not revoke a primary mortgage insurer’s status as an eligible insurer unless there was a material violation of our private mortgage insurer eligibility requirements. Further, we do not generally select the provider of primary mortgage insurance on a specific loan, because the selection is usually made by the lender at the time the loan is originated. Accordingly, we have limited ability to manage our concentration risk with respect to primary mortgage insurers.

Fannie Mae 2017 Form 10-K	43

Risk Factors

Three of our mortgage insurer counterparties who are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 71.5% of claims under its mortgage insurance policies in cash and is deferring the remaining 28.5%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay their deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us its previously outstanding deferred payment obligations as well as interest on those obligations; however, RMIC remains in run-off. PMI, Triad and RMIC provided a combined $6.1 billion, or 4%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2017.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition, results of operations and cash flows. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. In addition, FHFA provides guidance that affects our adoption or implementation of financial accounting or reporting standards. These changes can be difficult to predict and expensive to implement, and can materially impact how we record and report our financial condition, results of operations and cash flows. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance, such as the new impairment guidance issued in June 2016 described above and in “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance,” could have a material adverse effect on our financial results or net worth and result in or contribute to the need for additional draws from Treasury under the senior preferred stock purchase agreement.
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

Fannie Mae 2017 Form 10-K	44

Risk Factors

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
Because our financial statements involve estimates for amounts that are very large, even a small change in the estimate can have a significant impact for the reporting period. For example, because our allowance for loan losses is so large, even a change that has a small impact relative to the size of this allowance can have a meaningful impact on our results for the quarter in which we make the change.
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

Fannie Mae 2017 Form 10-K	45

Risk Factors

adjustments to modeled results are applied within the confines of the governance structure provided by a combination of our model risk management team and our management-level finance and risk committees.
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
We fund our operations primarily through the issuance of debt and invest our funds primarily in mortgage-related assets that permit mortgage borrowers to prepay their mortgages at any time. These business activities expose us to market risk, which is the risk of loss resulting from changes in the economic environment. Market risk includes interest rate risk, which is the risk of loss from adverse changes in the value of our assets or liabilities or our future earnings due to changes in interest rates. We describe these risks in more detail in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.” Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans.
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
Changes in interest rates also can affect our credit losses. When interest rates increase, our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Similarly, many borrowers may have additional debt obligations, such as home equity lines of credit and second liens, that also have adjustable payment terms. If a borrower’s payment on his or her other debt obligations increases due to rising interest rates or a change in amortization, it increases the risk that the borrower may default on a loan we own or guarantee. In addition to increasing the risk of future borrower defaults, rising interest rates reduce expected future loan prepayments, which lengthens the expected life of our individually impaired loans and therefore increases our impairment related to concessions we have provided on those loans.
Changes in spreads could materially impact our results of operations, net worth and the fair value of our net assets.
Spread risk or basis risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Changes in market conditions, including changes in interest rates, liquidity, prepayment and default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in spreads. Changes in mortgage spreads have contributed to significant volatility in our financial results in certain periods, due to fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings, and this could occur again in a future period. Changes in mortgage spreads could cause significant fair value losses, and could adversely affect our near-term financial results and net worth. We do not actively manage or hedge our spread risk after we purchase mortgage assets, other than through asset monitoring and disposition.

Fannie Mae 2017 Form 10-K	46

Risk Factors

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
We use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the mortgage loans we purchase and securitize. As a result, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. Similarly, we rely on delegated servicing of loans and use of a variety of external resources to manage our REO inventory. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses or reputational damage as a result of mortgage fraud.

Fannie Mae 2017 Form 10-K	47

Risk Factors

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
A decline in activity in the U.S. housing market, increasing interest rates, or recent changes in tax laws could lower our business volumes or otherwise adversely affect our results of operations, net worth and financial condition.
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
Mortgage interest rates also affect our business volume. Rising interest rates generally result in fewer mortgage originations, particularly for refinances. An increase in interest rates, particularly if the increase is sudden and steep, could significantly reduce our business volume. Significant reductions in our business volume could adversely affect our results of operations and financial condition. The Federal Reserve has raised the target range for the federal funds rate five times between December 2015 and December 2017. In January 2018, the Federal Reserve stated that it expects economic conditions will evolve in a manner that will warrant further gradual increases in the federal funds rate; and that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. The Federal Reserve also stated that the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data. The Federal Reserve may increase rates at a faster rate than it is currently expecting. Moreover, the Federal Reserve’s federal funds rate path is not the only factor that affects long-term interest rates. Accordingly, our business remains subject to the risk of sudden and steep interest rate increases.
The recent changes in tax laws may also adversely affect housing demand, home prices or other housing or mortgage market conditions, which could adversely affect our results of operations, net worth and financial condition.
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

Fannie Mae 2017 Form 10-K	48

Risk Factors

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
Regulatory changes in the financial services industry may negatively impact our business.
Changes in the regulation of the financial services industry are affecting and are expected to continue to affect many aspects of our business. Examples of regulatory changes that have affected us or may affect us in the future include: rules requiring the clearing of certain derivatives transactions and margin and capital rules for uncleared derivative trades, which impose additional costs on us; the CFPB’s “ability-to-repay” rule, which has limited the types of products we can acquire and could impact the volume of loans sold to us in the future; and the development of single-counterparty credit limit regulations, which could cause our customers to change their business practices.
The Administration and some members of Congress have indicated a desire to reduce or amend financial regulations, particularly those promulgated under specified provisions of the Dodd-Frank Act. Changes to financial regulations could affect our business directly or indirectly if they affect our customers and counterparties.
Changes in regulations applicable to U.S. banks could also affect our business, as U.S. banks purchase a large amount of our debt and MBS securities. New or revised liquidity or capital requirements applicable to U.S. banks could materially affect demand by those banks for our debt securities and MBS in the future.
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
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources. For example, we could be affected by:

•
Legislative or regulatory changes that expand our or our servicers’ responsibility and liability for securing, maintaining or otherwise overseeing vacant properties prior to foreclosure, which could increase our costs.

•	State laws and court decisions granting new or expanded priority rights to homeowners associations over our mortgages, which could adversely affect our ability to recover our losses on affected loans.

•
Legal challenges relating to MERSCORP and the MERS® System, which could negatively affect our ability to use the MERS System and adversely affect our ability to enforce our rights with respect to the large portion of our loans that are registered and tracked in the MERS System. These challenges could result in court decisions that increase the costs and time it takes to record loans or foreclose on loans.

In addition, as described above, our business could be materially adversely affected by legislative and regulatory actions relating to housing finance reform or the financial services industry, or by legal or regulatory proceedings.
The occurrence of a major natural or other disaster in the United States could negatively impact our credit losses and credit-related expenses.
We conduct our business in the single-family and multifamily residential mortgage markets and own or guarantee the performance of mortgage loans throughout the United States. The occurrence of a major natural or environmental disaster, terrorist attack, cyber attack, pandemic, or similar event (a “major disruptive event”) in a regional geographic area of the United States could negatively impact our credit losses and credit-related expenses in the affected area or, depending on the nature of the event, nationally.

Fannie Mae 2017 Form 10-K	49

Risk Factors

The occurrence of a major disruptive event could negatively impact a geographic area in a number of different ways, depending on the nature of the event. A major disruptive event that either damages or destroys residential or multifamily real estate securing mortgage loans in our book of business or negatively impacts the ability of borrowers to continue to make principal and interest payments on mortgage loans in our book of business could increase our delinquency rates, default rates and average loan loss severity of our book of business in the affected region or regions, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. While we attempt to create a geographically diverse book of business, a major disruptive event, depending on its magnitude, scope and nature, could generate significant credit losses and credit-related expenses.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
We own or lease ten office facilities in the Washington, DC metropolitan area with a total square footage of approximately 2,913,000 square feet, including our current principal office at 3900 Wisconsin Ave, NW, Washington, DC and our future principal office at 1100 15th St, NW, Washington, DC, both of which are leased.
We also lease approximately 1,032,000 square feet of office space in other regional locations in the United States, including the Dallas, Texas metropolitan area.
We sold our current principal office located at 3900 Wisconsin Ave, NW, Washington, DC, as well as two other Washington, DC office facilities, in November 2016. We currently occupy these three facilities pursuant to lease arrangements. We expect the total square footage we lease to decrease following completion of our office moves in Washington, DC and other locations.
Item 3.  Legal Proceedings
This item describes our material legal proceedings. We describe additional material legal proceedings in “Note 16, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record accruals for legal claims when a loss is probable and we can reasonably estimate the amount of such loss. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not record accruals in our consolidated financial statements. If certain of these matters are determined against us, FHFA or Treasury it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and June 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending or were terminated after September 30, 2017 are as follows:
District of Columbia. There are currently three cases pending in the U.S. District Court for the District of Columbia that have been consolidated for pretrial proceedings. The court initially dismissed these three cases, and a fourth case, in September 2014. All of the plaintiffs filed a notice of appeal. On February 21, 2017, the Court of Appeals

Fannie Mae 2017 Form 10-K	50

Legal Proceedings

for the District of Columbia Circuit affirmed in part and reversed in part the district court’s dismissal of the three currently pending cases, and affirmed the district court’s dismissal of the fourth case. On July 17, 2017, the Court of Appeals issued a revised opinion allowing certain plaintiffs to pursue claims the original opinion had found not properly preserved, and modifying its discussion of the standard that applies to one of those claims. On October 16, 2017, the plaintiffs in all four cases filed petitions for certiorari with the United States Supreme Court seeking review of the Court of Appeals’ ruling upholding the district court’s dismissal of certain claims. Certain plaintiffs filed amended complaints in the district court on November 1, 2017. The defendants moved to dismiss those complaints on January 10, 2018. Fannie Mae is a defendant in the three actions pending in the U.S. District Court for the District of Columbia, which are described in “Note 16, Commitments and Contingencies.”
Eastern District of Kentucky. On September 9, 2016, the U.S. District Court for the Eastern District of Kentucky dismissed the case pending before it. The plaintiffs appealed and the Court of Appeals for the Sixth Circuit affirmed the district court’s dismissal on November 22, 2017.
Northern District of Illinois. On March 20, 2017, the U.S. District Court for the Northern District of Illinois dismissed the case pending before it. The plaintiff filed a notice of appeal and the appeal was docketed on April 27, 2017.
Northern District of Iowa. On March 27, 2017, the U.S. District Court for the Northern District of Iowa dismissed the case pending before it. The plaintiff filed a notice of appeal and the appeal was docketed on April 4, 2017.
Southern District of Texas. On May 22, 2017, the U.S. District Court for the Southern District of Texas dismissed the case pending before it. The plaintiff filed a notice of appeal and the appeal was docketed on May 30, 2017.
Western District of Michigan and District of Minnesota. On June 1, 2017 and June 22, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed complaints for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan and the U.S. District Court for the District of Minnesota. The complaints, which also ask the courts to set aside the net worth sweep dividend provisions of the senior preferred stock purchase agreements, allege that FHFA’s structure violates constitutional requirements, including: presidential removal authority; separation of powers; the appointments clause; the nondelegation doctrine; and the private nondelegation doctrine. FHFA and Treasury moved to dismiss the Michigan case on September 9, 2017 and the Minnesota case on September 15, 2017.
District of New Jersey. On August 2, 2017, shareholder David J. Voacolo filed a lawsuit against Fannie Mae and the United States in the U.S. District Court for the District of New Jersey alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented in August 2012 were a violation of due process and an illegal exaction. Plaintiff seeks damages only.
U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in two actions filed against the United States in the U.S. Court of Federal Claims: Fisher v. United States of America, filed on December 2, 2013, and Rafter v. United States of America, filed on August 14, 2014. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter plaintiffs are pursing the claim directly against the United States. Plaintiffs in Rafter also allege a derivative claim that the government breached an implied contract with Fannie Mae’s Board of Directors by implementing the net worth sweep dividend provisions. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter seek just compensation for themselves on their constitutional claim and payment of damages to Fannie Mae on their derivative claim for breach of an implied contract. The United States filed a motion to dismiss the Fisher case on January 23, 2014; however, the court stayed proceedings in the Fisher and Rafter cases until discovery concluded in a related case, Fairholme Funds v. United States. That discovery is complete and the court has ordered the plaintiffs to file amended complaints by February 22, 2018.
District of Delaware. Fannie Mae is also a nominal defendant in a case filed against FHFA and Treasury in the U.S. District Court for the District of Delaware: Jacobs v. FHFA, filed on August 17, 2015. The plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements violate Delaware law. The plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae and directly against the government. The court dismissed the case on November 27, 2017. The plaintiffs filed a notice of appeal and the appeal was docketed on December 22, 2017.

Fannie Mae 2017 Form 10-K	51

Legal Proceedings

LIBOR Lawsuit
On October 31, 2013, Fannie Mae filed a lawsuit in the U.S. District Court for the Southern District of New York against Barclays Bank PLC, UBS AG, The Royal Bank of Scotland Group PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, Credit Suisse Group AG, Credit Suisse International, Bank of America Corp., Bank of America, N.A., Citigroup Inc., Citibank, N.A., J.P. Morgan Chase & Co., J.P. Morgan Chase Bank, N.A., Coöperative Centrale Raiffeisen-Boerenleenbank B.A., the British Bankers Association (the “BBA”) and BBA LIBOR Ltd. alleging they manipulated LIBOR. On October 6, 2014, Fannie Mae filed an amended complaint alleging, among other things, that the banks submitted false borrowing costs to the BBA in order to suppress LIBOR. The amended complaint seeks compensatory and punitive damages based on claims for breach of contract, breach of the implied duty of good faith and fair dealing, unjust enrichment, fraud and conspiracy to commit fraud. The defendants filed motions to dismiss the lawsuit, which the court granted in part and denied in part on August 4, 2015. The court ruled that Fannie Mae had adequately pled fraud, breach of contract and unjust enrichment claims against most defendants, but that the applicable statute of limitations periods precluded some contract and unjust enrichment claims from proceeding. The court dismissed the BBA and Credit Suisse Group AG from the lawsuit.
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

	High	Low
2016
First Quarter	$1.83	$0.98
Second Quarter	2.48	1.26
Third Quarter	2.08	1.57
Fourth Quarter	5.00	1.61
2017
First Quarter	$4.50	$2.47
Second Quarter	3.05	2.19
Third Quarter	3.17	2.23
Fourth Quarter	3.31	2.61
Dividends
Our payment of dividends is subject to the following restrictions:
Restrictions Relating to Conservatorship. Our conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock. In addition, FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the Director of FHFA. The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable.

Fannie Mae 2017 Form 10-K	52

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, pursuant to the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount, which is $3.0 billion effective January 1, 2018. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant.”
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
Holders
As of January 31, 2018, we had approximately 9,000 registered holders of record of our common stock. In addition, as of January 31, 2018, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended December 31, 2017, we did not issue any equity securities.
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

Fannie Mae 2017 Form 10-K	53

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2017.

Fannie Mae 2017 Form 10-K	54

Selected Financial Data

Item 6. Selected Financial Data
The selected consolidated financial data displayed below are summarized from our results of operations for the five-year period ended December 31, 2017, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with the MD&A included in this annual report on Form 10-K.

	For the Year Ended December 31,
	2017		2016		2015		2014		2013
	(Dollars in millions)
Statement of operations data:
Net revenues(1)	$22,960		$22,261		$22,757		$25,855		$26,334
Net income attributable to Fannie Mae	2,463		12,313		10,954		14,208		83,963
New business purchase data:
New business purchases(2)	$569,616		$637,425		$515,541		$409,834		$759,535
Performance ratios:
Net interest yield(3)	0.64%		0.67%		0.68%		0.63%		0.70%
Credit loss ratio (in basis points)(4)	9.3	bps	10.8	bps	33.2	bps	17.1	bps	11.4	bps

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Balance sheet data:
Investments in securities	$39,522	$48,925	$60,138	$62,158	$68,939
Mortgage loans, net of allowance	3,178,525	3,079,753	3,019,644	3,019,494	3,026,240
Total assets	3,345,529	3,287,968	3,221,917	3,248,176	3,270,108
Short-term debt	33,756	35,579	71,950	106,572	74,449
Long-term debt	3,296,298	3,226,737	3,125,721	3,115,583	3,160,074
Total liabilities	3,349,215	3,281,897	3,217,858	3,244,456	3,260,517
Senior preferred stock	117,149	117,149	117,149	117,149	117,149
Preferred stock	19,130	19,130	19,130	19,130	19,130
Total Fannie Mae stockholders’ equity (deficit)	(3,686)	6,071	4,030	3,680	9,541
Net worth surplus (deficit)	(3,686)	6,071	4,059	3,720	9,591

Fannie Mae 2017 Form 10-K	55

Selected Financial Data

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Book of business data:
Guaranty book of business(5)	$3,211,858	$3,134,005	$3,076,556	$3,089,174	$3,118,513
Credit quality:
Total troubled debt restructurings on accrual status	$110,130	$127,494	$140,964	$145,294	$141,227
Total nonaccrual loans(6)	47,369	44,450	49,412	64,959	83,606
Combined loss reserves(7)	(19,400)	(23,835)	(28,590)	(36,787)	(45,295)
Combined loss reserves as a percentage of total guaranty book of business	0.60%	0.76%	0.93%	1.19%	1.45%
Combined loss reserves as a percentage of total nonaccrual loans	40.96	53.62	57.86	56.63	54.18
__________

(1)	Consists of net interest income and fee and other income.

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

(4)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense (income) for the reporting period divided by the average guaranty book of business during the period, expressed in basis points. See “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Other Single-Family Credit Information—Credit Loss Performance and Concentration Metrics” for a discussion of how our credit loss ratio is calculated, including how prior period ratios have been adjusted to reflect a current year change in presentation.

(5)
Refers to the sum of the unpaid principal balance of: (a) mortgage loans of Fannie Mae; (b) mortgage loans underlying Fannie Mae MBS; and (c) other credit enhancements that we provide on mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. Prior periods amounts have been adjusted to reflect a current year change in presentation to align our guaranty book of business to our Monthly Summary, as described in “MD&A—Total Book of Business.”

(6)
Total amounts based on recorded investment of nonaccrual loans. We generally classify single-family loans as nonaccrual when the payment of principal or interest on the loan is 60 days or more past due. Multifamily loans are placed on nonaccrual status when the loan becomes 90 days or more past due according to its contractual terms or is deemed individually impaired. See “Note 1, Summary of Significant Accounting Policies” for more information about our policies on nonaccrual loans.

(7) Consists of our allowance for loan losses and reserve for guaranty losses.

Fannie Mae 2017 Form 10-K	56

MD&A | Key Market Economic Indicators

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A in conjunction with our consolidated financial statements as of December 31, 2017 and related notes to the consolidated financial statements.

Key Market Economic Indicators
The following discussion presents certain macroeconomic indicators that can significantly influence our business and financial results.
Gross Domestic Product and Unemployment Rates
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product (“GDP”) rose by 2.3% in 2017, accelerating from 1.5% in 2016.
According to the U.S. Bureau of Labor Statistics as of January 2018, the economy created an estimated 2.3 million non-farm jobs in 2017 and 2.2 million non-farm jobs in 2016. The unemployment rate declined to 4.1% in December 2017 from 4.7% in December 2016. In January 2018, non-farm payrolls increased by 200,000 jobs, and the unemployment rate remained at 4.1%. The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time and those not looking for work but who want to work and are available for work, declined to 8.1% in December 2017 from 9.1% in December 2016.
Changes in GDP and the unemployment rate can affect several mortgage market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies. Decreases in the unemployment rate typically result in lower levels of delinquencies, which often result in a decrease in credit losses.
Interest Rates

	As of December 31,
	2017	2016	2015
Selected benchmark interest rates
3-month LIBOR	1.69%	1.00%	0.61%
2-year swap rate	2.08	1.45	1.18
5-year swap rate	2.24	1.98	1.74
10-year swap rate	2.40	2.34	2.19
10-year Treasury rate	2.41	2.45	2.27
30-year Fannie Mae MBS par coupon rate	3.00	3.13	3.00
How Interest Rates Can Affect Our Financial Results

•
Net interest income. In a rising interest rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower net amortization income from cost basis adjustments on mortgage loans and related debt. Conversely, in a declining interest rate environment, our mortgage loans tend to prepay faster, resulting in higher net amortization income from cost basis adjustments on mortgage loans and related debt.

•
Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our risk management derivatives and mortgage commitment derivatives, which we mark to market. Generally, we experience fair value losses when swap rates decrease and fair value gains when swap rates increase; however, because the composition of our derivative position varies across the yield curve, different yield curve changes (e.g., parallel, steepening or flattening) will generate different gains and losses.

•
Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our modified loans, which increases the impairment on these loans and results in increases in the provision for credit losses. Conversely, decreases in mortgage interest rates tend to shorten the expected

Fannie Mae 2017 Form 10-K	57

MD&A | Key Market Economic Indicators

lives of our modified loans, which reduces the impairment on these loans and results in decreases in the provision for credit losses.
Home Prices
__________
(1) Calculated internally using property data information on loans purchased by Fannie Mae, Freddie Mac and other third-party home sales data. Fannie Mae’s home price index is a weighted repeat transactions index, measuring average price changes in repeat sales on the same properties. Fannie Mae’s home price index excludes prices on properties sold in foreclosure. The reported home price change reflects the percentage change in Fannie Mae’s home price index from the fourth quarter of the prior year to the fourth quarter of the reported year. Fannie Mae’s home price estimates are based on preliminary data and are subject to change as additional data becomes available.
We expect home prices on a national basis to continue to grow in 2018 at a similar rate as in 2017. We also expect significant regional variation in the timing and rate of home price growth.
How Home Prices Can Affect Our Financial Results

•	Actual and forecasted home prices impact our provision or benefit for credit losses.

•	Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency and default rates.

•
As home prices increase, the severity of losses we incur on defaulted loans that we hold or guarantee decreases because the amount we can recover from the property securing the loan increases. Decreases in home prices increase the losses we incur on defaulted loans.

•	Increases in home prices typically result in decreases in expected credit losses on the mortgage-related securities we hold.

Fannie Mae 2017 Form 10-K	58

MD&A | Consolidated Results of Operations

Consolidated Results of Operations
This section provides a discussion of our consolidated results of operations for the periods indicated and should be read together with our consolidated financial statements, including the accompanying notes.

Summary of Consolidated Results of Operations
	For the Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Net interest income	$20,733	$21,295	$21,409	$(562)	$(114)
Fee and other income	2,227	966	1,348	1,261	(382)
Net revenues	22,960	22,261	22,757	699	(496)
Investment gains, net	1,522	1,256	1,336	266	(80)
Fair value losses, net	(1,211)	(1,081)	(1,767)	(130)	686
Administrative expenses	(2,737)	(2,741)	(3,050)	4	309
Credit-related income (expense):
Benefit for credit losses	2,041	2,155	795	(114)	1,360
Foreclosed property expense	(521)	(644)	(1,629)	123	985
Total credit-related income (expense)	1,520	1,511	(834)	9	2,345
TCCA fees	(2,096)	(1,845)	(1,621)	(251)	(224)
Other expenses, net	(1,511)	(1,028)	(613)	(483)	(415)
Income before federal income taxes	18,447	18,333	16,208	114	2,125
Provision for federal income taxes	(15,984)	(6,020)	(5,253)	(9,964)	(767)
Net income	2,463	12,313	10,955	(9,850)	1,358
Less: Net income attributable to noncontrolling interest	—	—	(1)	—	1
Net income attributable to Fannie Mae	$2,463	$12,313	$10,954	$(9,850)	$1,359
Total comprehensive income attributable to Fannie Mae	$2,257	$11,665	$10,628	$(9,408)	$1,037
Net Interest Income
We have two primary sources of net interest income:

•	guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

•	the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
Guaranty fees consist of two primary components:

•	base guaranty fees that we receive over the life of the loan; and

•
upfront fees that we receive at the time of loan acquisition primarily related to single-family loan level pricing adjustments and other fees we receive from lenders, which are amortized over the contractual life of the loan. We refer to this as amortization income.

We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts on our balance sheet. Those guaranty fees are the primary component of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.

Fannie Mae 2017 Form 10-K	59

MD&A | Consolidated Results of Operations

The table below displays the components of our net interest income from our two primary sources of this income: guaranty fees and our retained mortgage portfolio.

Components of Net Interest Income
	For the Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Net interest income from retained mortgage portfolio(1)	$4,340	$5,475	$7,116	$(1,135)	$(1,641)
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	8,139	7,495	6,831	644	664
Base guaranty fee income related to TCCA(2)	2,096	1,845	1,621	251	224
Net amortization income	6,158	6,480	5,841	(322)	639
Total net interest income from guaranty book of business	16,393	15,820	14,293	573	1,527
Total net interest income	$20,733	$21,295	$21,409	$(562)	$(114)
__________

(1)	Includes interest income from assets held in our other investment portfolio, as well as other assets used to generate lender liquidity.

(2)	Revenues generated by the 10 basis point guaranty fee increase we implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
Net interest income decreased in 2017 compared with 2016 due to:

•
A decline in net interest income from our retained mortgage portfolio due to a decline in the average balance of this portfolio as we continued to reduce it. See “Retained Mortgage Portfolio” for more information.

•	A decline in net amortization income as prepayments on mortgage loans of consolidated trusts decreased, which reduced the amortization of the cost basis adjustments on the loans and related debt.

•
These declines were partially offset by an increase in base guaranty fee income as the size of our guaranty book of business increased and loans with higher base guaranty fees comprised a larger part of our guaranty book of business in 2017 than in 2016.

Net interest income decreased in 2016 compared with 2015 primarily due to:

•	A decline in net interest income from our retained mortgage portfolio due to a decline in the average balance of this portfolio as we continued to reduce it.

•	This decline was almost entirely offset by an increase in guaranty fee income primarily driven by:

◦	an increase in base guaranty fee income as loans with higher base guaranty fees comprised a larger part of our guaranty book of business in 2016 than in 2015; and

◦
an increase in net amortization income in 2016 as a lower interest rate environment during the first nine months of the year increased prepayments on mortgage loans of consolidated trusts, which accelerated the amortization of the cost basis adjustments on the loans and related debt.

We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheet at fair value. We recognize the difference between the initial fair value and the carrying value of these mortgage loans and debt as cost basis adjustments in our consolidated balance sheet. We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual life of the loan or security as a component of net interest income.
The impact of net premiums and discounts on net interest income can vary:

•	The net premium position of our consolidated debt will amortize as income over time.

•
The net discount position on our mortgage loans of Fannie Mae was primarily recorded upon the acquisition of credit-impaired loans. The extent to which we may record income in future periods as we amortize this discount will be based on the actual performance of the loans.

Fannie Mae 2017 Form 10-K	60

MD&A | Consolidated Results of Operations

The timing of when this amortization income is recognized in our consolidated statements of income can vary based on a number of factors, primarily interest rates. In a rising interest rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower amortization income from cost basis adjustments. Conversely, in a declining interest rate environment, our mortgage loans tend to prepay faster, resulting in higher net amortization income from cost basis adjustments.
The following charts provide information about the outstanding net premium and net discount positions on our debt of consolidated trusts and loans of Fannie Mae.
The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield
	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$186,216	$7,726	4.15%	$228,786	$9,376	4.10%	$257,870	$9,728	3.77%
Mortgage loans of consolidated trusts	2,966,541	100,593	3.39	2,838,453	95,266	3.36	2,794,050	97,971	3.51
Total mortgage loans(1)	3,152,757	108,319	3.44	3,067,239	104,642	3.41	3,051,920	107,699	3.53
Mortgage-related securities	12,984	450	3.47	21,430	875	4.08	33,499	1,529	4.56
Non-mortgage-related securities(2)	55,778	591	1.06	54,355	261	0.48	46,498	71	0.15
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,369	373	1.00	27,917	141	0.51	31,173	60	0.19
Advances to lenders	4,506	123	2.73	4,583	102	2.23	4,063	83	2.04
Total interest-earning assets	$3,263,394	$109,856	3.37%	$3,175,524	$106,021	3.34%	$3,167,153	$109,442	3.46%
Interest-bearing liabilities:
Short-term funding debt	$29,651	$(246)	0.83%	$51,270	$(202)	0.39%	$88,885	$(145)	0.16%
Long-term funding debt	272,769	(6,293)	2.31	305,945	(6,946)	2.27	339,181	(7,561)	2.23
Total funding debt	302,420	(6,539)	2.16	357,215	(7,148)	2.00	428,066	(7,706)	1.80
Debt securities of consolidated trusts held by third parties	2,969,238	(82,584)	2.78	2,835,233	(77,578)	2.74	2,768,873	(80,327)	2.90
Total interest-bearing liabilities	$3,271,658	$(89,123)	2.72%	$3,192,448	$(84,726)	2.65%	$3,196,939	$(88,033)	2.75%
Net interest income/net interest yield		$20,733	0.64%		$21,295	0.67%		$21,409	0.68%

Fannie Mae 2017 Form 10-K	61

MD&A | Consolidated Results of Operations

__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $942 million, $1.3 billion and $1.6 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Includes cash equivalents.
The table below displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Rate/Volume Analysis of Changes in Net Interest Income
	2017 vs. 2016			2016 vs. 2015
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(1,650)	$(1,765)	$115	$(352)	$(1,151)	$799
Mortgage loans of consolidated trusts	5,327	4,335	992	(2,705)	1,539	(4,244)
Total mortgage loans	3,677	2,570	1,107	(3,057)	388	(3,445)
Mortgage-related securities	(425)	(315)	(110)	(654)	(506)	(148)
Non-mortgage-related securities(2)	330	7	323	190	14	176
Federal funds sold and securities purchased under agreements to resell or similar arrangements	232	60	172	81	(7)	88
Advances to lenders	21	(2)	23	19	11	8
Total interest income	$3,835	$2,320	$1,515	$(3,421)	$(100)	$(3,321)
Interest expense:
Short-term funding debt	$(44)	$111	$(155)	$(57)	$81	$(138)
Long-term funding debt	653	764	(111)	615	752	(137)
Total funding debt	609	875	(266)	558	833	(275)
Debt securities of consolidated trusts held by third parties	(5,006)	(3,790)	(1,216)	2,749	(2,238)	4,987
Total interest expense	$(4,397)	$(2,915)	$(1,482)	$3,307	$(1,405)	$4,712
Net interest income	$(562)	$(595)	$33	$(114)	$(1,505)	$1,391
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. Fee and other income increased in 2017 compared with 2016 primarily due to $975 million of income in 2017 resulting from a settlement agreement resolving legal claims related to private-label securities we purchased prior to entering conservatorship in 2008.
Fee and other income decreased in 2016 compared with 2015 primarily due to lower multifamily fees in 2016 driven by a decrease in yield maintenance income. In addition, we recognized lower technology fees in 2016 as a result of eliminating fees charged to our customers for using our Desktop Underwriter® and Desktop Originator® systems beginning in June 2015.
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale (“AFS”) securities, sale of loans, gains and losses recognized on the consolidation and deconsolidation of securities, net other-than-temporary impairments recognized on our investments, and lower of cost or fair value adjustments on held for sale (“HFS”) loans. Investment gains, net were higher in 2017 and 2015 compared with 2016 due to higher gains resulting from sales of HFS loans.

Fannie Mae 2017 Form 10-K	62

MD&A | Consolidated Results of Operations

Fair Value Losses, Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our consolidated financial statements.
The table below displays the components of our fair value gains and losses.

Fair Value Losses, Net
	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(889)	$(1,125)	$(960)
Net change in fair value during the period	307	2	(160)
Total risk management derivatives fair value losses, net	(582)	(1,123)	(1,120)
Mortgage commitment derivatives fair value gains (losses), net	(603)	288	(393)
Total derivatives fair value losses, net	(1,185)	(835)	(1,513)
Trading securities gains (losses), net	190	28	(368)
CAS debt fair value gains (losses), net(1)	(297)	(645)	28
Other, net(2)	81	371	86
Fair value losses, net	$(1,211)	$(1,081)	$(1,767)
_________

(1)	Consists of fair value gains and losses on CAS debt reported at fair value.

(2)	Consists of fair value gains and losses on non-CAS debt and mortgage loans.
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
We present, by derivative instrument type, the fair value gains and losses on our derivatives in “Note 8, Derivative Instruments.”
The primary factors that may affect the fair value of our risk management derivatives include the following:

•
Changes in interest rates: Our primary derivative instruments are interest-rate swaps, including pay-fixed and receive-fixed interest-rate swaps. Pay-fixed swaps decrease in value and receive-fixed swaps increase in value as swap rates decrease (with the opposite being true when swap rates increase). Because the composition of our pay-fixed and receive fixed derivatives varies across the yield curve, different yield curve changes (e.g., parallel, steepening or flattening) will generate different gains and losses.

Fannie Mae 2017 Form 10-K	63

MD&A | Consolidated Results of Operations

•
Changes in our derivative activity: The mix and balance of our derivative portfolio changes from period to period as we enter into or terminate derivative instruments to respond to changes in interest rates and changes in the balances and modeled characteristics of our assets and liabilities. Changes in the composition of our derivative portfolio will affect the derivative fair value gains and losses we recognize in a given period.

Additional factors that affect the fair value of our risk management derivatives include implied interest rate volatility and the time value of purchased or sold options, among other factors.
We recognized total risk management derivatives fair value losses in 2017 primarily as a result of interest expense accruals on interest rate swaps. These losses were partially offset by an increase in the fair value of our interest rate swaps in 2017 due to movements in swap rates during the year.
We recognized total risk management derivatives fair value losses for 2016 primarily as a result of a decrease in the total fair value of our pay-fixed derivatives in the first half of 2016 due to declines in longer-term swap rates during the period. These losses were offset by an increase in the total fair value of our pay-fixed derivatives in the second half of 2016 due to an increase in longer-term swap rates during the period.
We recognized total risk management derivatives fair value losses in 2015 primarily as a result of decreases in the total fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the year.
Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our interest rate risk profile and in conjunction with the other mark-to-market gains and losses presented in the table above. For additional information on our use of derivatives to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Interest Rate Risk Management.”
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
We recognized fair value losses on our mortgage commitments in 2017 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates declined during most commitment periods throughout 2017.
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
We recognized fair value losses on our mortgage commitments in 2015 primarily due to losses on commitments to sell mortgage-related securities driven by increases in prices as interest rates decreased during the commitment periods.
CAS Debt Fair Value Gains (Losses), Net
We enter into credit risk transfer transactions, including the issuance of CAS debt, in order to reduce the economic risk to us and to taxpayers of future borrower defaults. CAS debt we issued prior to 2016 is reported at fair value as “Debt of Fannie Mae” in our consolidated balance sheets.
We recognized fair value losses on CAS debt reported at fair value in 2017 and 2016 primarily due to tightening spreads between CAS yields and LIBOR.

Fannie Mae 2017 Form 10-K	64

MD&A | Consolidated Results of Operations

We recognized fair value gains on CAS debt reported at fair value in 2015 primarily due to widening spreads between CAS yields and LIBOR.
For further discussion of our credit risk transfer transactions, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”
Administrative Expenses
Administrative expenses in 2017 were flat compared with 2016.
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
Credit-Related Income (Expense)
Credit-related income (expense) consists of our benefit (provision) for credit losses and foreclosed property expense.
We record a provision for credit losses and establish loss reserves for losses that we believe have been incurred and will eventually be realized over time in our financial statements. Our combined loss reserves, which include our allowance for loan losses and reserve for guaranty losses, provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans. When we reduce our loss reserves, we recognize a benefit for credit losses.
Our credit-related income or expense can vary substantially from period to period based on a number of factors such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, events such as natural disasters, the types and volume of our loss mitigation activities, the volume of foreclosures completed, and redesignations of loans from held for investment (“HFI”) to HFS. In addition, our credit-related income or expense and our loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
Benefit for Credit Losses
We refer to our benefit (provision) for loan losses and benefit (provision) for guaranty losses collectively as our “benefit (provision) for credit losses.”
The table below provides quantitative analysis of the drivers of the single-family benefit for credit losses for the periods presented. Many of the drivers that contribute to our benefit for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The numbers shown below are the sum of the four quarterly attributions. The table below also displays our multifamily benefit or provision for credit losses.

Components of Benefit for Credit Losses
	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in billions)
Benefit for credit losses:
Changes in loan activity(1)	$(0.9)	$0.5	$0.5
Redesignation of HFI loans to HFS loans	1.1	0.2	(0.9)
Actual and forecasted home prices	1.7	2.1	2.5
Actual and projected interest rates	(0.4)	(0.7)	(0.9)
Other(2)	0.6	—	(0.5)
Single-family benefit for credit losses	2.1	2.1	0.7
Multifamily benefit (provision) for credit losses	(0.1)	0.1	0.1
Total benefit for credit losses	$2.0	$2.2	$0.8

Fannie Mae 2017 Form 10-K	65

MD&A | Consolidated Results of Operations

_________

(1)
Primarily consists of changes in the allowance due to loan delinquency, loan liquidations, new troubled debt restructurings, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). The 2017 amount reflects estimated incurred losses on single-family loans resulting from Hurricanes Harvey, Irma and Maria (collectively, the “hurricanes”).

(2)	Primarily consists of model and assumption changes and changes in the reserve for guaranty losses that are not separately included in the other components.
The primary factors that impacted our benefit for credit losses in 2017 were:

•
An increase in actual and forecasted home prices contributed to the benefit for credit losses. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. As we continue to reduce the number of single-family nonperforming and reperforming HFI loans in our book of business, we expect changes in home prices will have a lesser impact on our provision for credit losses.

•
We redesignated certain reperforming and nonperforming single-family loans with an aggregate unpaid principal balance of $15.4 billion from HFI to HFS during the year as we no longer intend to hold them to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a charge-off to the allowance for loan losses. Amounts recorded in the allowance related to the loans exceeded the amount charged off, which contributed to the benefit for credit losses.

•	Our estimate of incurred losses from Hurricanes Harvey, Irma and Maria (collectively, the “hurricanes”), which occurred in 2017, partially offset the positive factors above.
We recognized a benefit for credit losses in 2016 primarily due to an increase in home prices including distressed property valuations.
The primary factors that impacted our benefit for credit losses in 2015 were:

•	Home prices increased in 2015, which contributed to our benefit for credit losses in 2015.

•
We redesignated certain nonperforming single-family loans with an aggregate unpaid principal balance of $9.3 billion from HFI to HFS in 2015 as we no longer intend to hold them to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value via a charge-off to the allowance for loan losses. Amounts charged off exceeded the amounts recorded in the allowance related to the loans, which reduced our benefit for credit losses.

Foreclosed Property Expense
Foreclosed property expense decreased in 2017 compared with 2016 and in 2016 compared with 2015, primarily due to a decline in the number of foreclosed properties in each period.
Our credit-related income (expense) should be considered in conjunction with our credit loss performance metrics as well as our combined loss reserves. See “Business Segments” for discussions of our single-family and multifamily credit loss metrics and combined loss reserves.
TCCA Fees
Pursuant to the TCCA, in 2012, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our consolidated financial statements.
TCCA fees increased in 2017 compared with 2016, and in 2016 compared with 2015, as our book of business subject to the TCCA continued to grow in each period. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.

Fannie Mae 2017 Form 10-K	66

MD&A | Consolidated Results of Operations

Federal Income Taxes
We recognized a provision for federal income taxes of $16.0 billion in 2017, $6.0 billion in 2016 and $5.3 billion in 2015. The provision for federal income taxes in 2017 was primarily driven by a charge of $9.9 billion resulting from the remeasurement of our deferred tax assets in the fourth quarter of 2017 resulting from the enactment of legislation that reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018.
Our effective tax rates were 86.6% in 2017, 32.8% in 2016 and 32.4% in 2015. Our effective tax rate was different from the federal statutory rate of 35% for the year ended December 31, 2017 primarily due to the increase in the provision for federal income taxes driven by the remeasurement of our deferred tax assets in the fourth quarter of 2017 resulting from the enactment of legislation that reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Our effective tax rates for the years 2017, 2016 and 2015 were reduced due to the benefits of our investments in housing projects eligible for low-income housing tax credits. We expect our effective tax rate to be approximately 20% in 2018. See “Note 9, Income Taxes” for information on our income taxes.

Consolidated Balance Sheet Analysis
This section provides a discussion of our consolidated balance sheets as of the dates indicated and should be read together with our consolidated financial statements, including the accompanying notes.

Summary of Consolidated Balance Sheets
	As of December 31,
	2017	2016	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$51,580	$55,639	$(4,059)
Restricted cash	28,150	36,953	(8,803)
Investments in securities(1)	39,522	48,925	(9,403)
Mortgage loans:
Of Fannie Mae	167,793	207,190	(39,397)
Of consolidated trusts	3,029,816	2,896,028	133,788
Allowance for loan losses	(19,084)	(23,465)	4,381
Mortgage loans, net of allowance for loan losses	3,178,525	3,079,753	98,772
Deferred tax assets, net	17,350	33,530	(16,180)
Other assets	30,402	33,168	(2,766)
Total assets	$3,345,529	$3,287,968	$57,561
Liabilities and equity (deficit)
Debt:
Of Fannie Mae	$276,752	$327,097	$(50,345)
Of consolidated trusts	3,053,302	2,935,219	118,083
Other liabilities	19,161	19,581	(420)
Total liabilities	3,349,215	3,281,897	67,318
Equity (deficit)	(3,686)	6,071	(9,757)
Total liabilities and equity (deficit)	$3,345,529	$3,287,968	$57,561
__________

(1)
Includes $29.2 billion as of December 31, 2017 and $32.3 billion as of December 31, 2016 of U.S. Treasury securities that are included in our other investments portfolio, which we present in the “Other Investments Portfolio” table in “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio.”

Fannie Mae 2017 Form 10-K	67

MD&A | Consolidated Balance Sheet Analysis

Investments in Securities
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
Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our consolidated balance sheets as either trading or available-for-sale and are measured at fair value. The table below displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities. We classify private-label securities as Alt-A, subprime or commercial mortgage-backed securities (“CMBS”) if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty.

Summary of Mortgage-Related Securities at Fair Value
	As of December 31,
	2017	2016	2015
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$5,995	$7,323	$9,034
Other agency	1,475	2,605	6,430
Alt-A and subprime private-label securities	1,767	3,345	7,039
CMBS	24	1,580	3,596
Mortgage revenue bonds	672	1,293	3,150
Other mortgage-related securities	367	462	1,404
Total	$10,300	$16,608	$30,653
The decrease in mortgage-related securities at fair value in 2017 was primarily driven by sales and liquidations.
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of December 31, 2017 and 2016.
Mortgage Loans and Allowance for Loan Losses
The mortgage loans reported in our consolidated balance sheet are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
The increase in the balance of mortgage loans, net of allowance, as of December 31, 2017 compared with December 31, 2016 was driven by:

•	an increase in mortgage loans of consolidated trusts due to securitization activity from lender swap and portfolio securitization transactions; and

•	a decrease in our allowance for loan losses.
Offsetting these factors was a decline in mortgage loans of Fannie Mae resulting from:

•	liquidations;

•	portfolio securitizations; and

•	sales outpacing acquisitions.
The decrease in our allowance for loan losses during 2017 was primarily driven by:

•	the relief of the allowance for loan losses upon the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS;

Fannie Mae 2017 Form 10-K	68

MD&A | Consolidated Balance Sheet Analysis

•	liquidations of mortgage loans and charge-offs, which relieved the allowance on these loans; and

•	an increase in actual and forecasted home prices.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Deferred Tax Assets
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases and tax credit carryforwards.
The decrease in our deferred tax assets in 2017 was primarily driven by the enactment of the Tax Act, which required the remeasurement of our deferred tax assets using the lower federal corporate income tax rate enacted in the fourth quarter of 2017 with an effective date of January 1, 2018. For additional information on our deferred tax assets, see “Note 9, Income Taxes.”
Debt
Debt of Fannie Mae is the primary means of funding our mortgage purchases. Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. We provide a comparison of the mix between our outstanding short-term and long-term debt and a summary of the activity of the debt of Fannie Mae in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our outstanding debt.
The decrease in debt of Fannie Mae in 2017 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. The increase in debt of consolidated trusts during 2017 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Deficit
We had a net deficit of $3.7 billion as of December 31, 2017, compared with net equity of $6.1 billion as of December 31, 2016. The shift to a net deficit was primarily due to a net loss during the fourth quarter of 2017 driven by an increase in the provision for federal income taxes resulting from the Tax Act and by the payment of senior preferred stock dividends to Treasury during the year.

Fannie Mae 2017 Form 10-K	69

MD&A | Retained Mortgage Portfolio

Retained Mortgage Portfolio
We primarily use our retained mortgage portfolio to provide liquidity to the mortgage market and support our loss mitigation activities. Previously, we also used our retained mortgage portfolio for investment purposes.
The chart below separates the instruments within our retained mortgage portfolio, measured by unpaid principal balance, into three categories based on each instrument’s use:

•	Lender liquidity, which includes balances related to our whole loan conduit activity, supports our efforts to provide liquidity to the single-family and multifamily mortgage markets.

•	Loss mitigation supports our loss mitigation efforts through the purchase of delinquent loans from MBS trusts.

•
Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of reverse mortgage loans and Fannie Mae-wrapped reverse mortgage securities as of December 31, 2017. We expect the amount of assets in “Other” will decline over time as they liquidate, mature or are sold.

Retained Mortgage Portfolio (Dollars in billions)

Lender liquidity	Loss mitigation	Other

Fannie Mae 2017 Form 10-K	70

MD&A | Retained Mortgage Portfolio

Our retained mortgage portfolio consists of mortgage loans and mortgage-related securities that we own and includes Fannie Mae MBS and non-Fannie Mae mortgage-related securities. Assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties are not included in our retained mortgage portfolio.
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of December 31,
	2017	2016
	(Dollars in millions)
Single-family:
Mortgage loans(1)	$146,316	$181,219
Reverse mortgages	26,458	29,443
Mortgage-related securities:
Agency securities(2)	31,719	25,521
Fannie Mae-wrapped reverse mortgage securities	6,689	7,420
Ginnie Mae reverse mortgage securities	527	146
Other Fannie Mae-wrapped securities	3,414	3,773
Private-label and other securities	2,588	4,980
Total single-family mortgage-related securities(3)	44,937	41,840
Total single-family mortgage loans and mortgage-related securities	217,711	252,502
Multifamily:
Mortgage loans(4)	4,591	9,407
Mortgage-related securities:
Agency securities(2)	7,860	7,693
CMBS	24	1,567
Mortgage revenue bonds	597	1,185
Total multifamily mortgage-related securities(5)	8,481	10,445
Total multifamily mortgage loans and mortgage-related securities	13,072	19,852
Total retained mortgage portfolio	$230,783	$272,354
________

(1)
Includes single-family loans restructured in a troubled debt restructuring (“TDR”) that were on accrual status of $86.3 billion and $119.4 billion as of December 31, 2017 and 2016, respectively, and single-family loans on nonaccrual status of $33.1 billion and $38.7 billion as of December 31, 2017 and 2016, respectively.

(2)
Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped reverse mortgage securities, Ginnie Mae reverse mortgage securities and other Fannie Mae-wrapped securities.

(3)	The fair value of these single-family mortgage-related securities was $46.7 billion and $42.9 billion as of December 31, 2017 and 2016, respectively.

(4)
Includes multifamily loans restructured in a TDR that were on accrual status of $84 million and $131 million as of December 31, 2017 and 2016, respectively, and multifamily loans on nonaccrual status of $122 million and $246 million as of December 31, 2017 and 2016, respectively.

(5)	The fair value of these multifamily mortgage-related securities was $9.0 billion and $11.2 billion as of December 31, 2017 and 2016, respectively.
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury, as described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements.” Our retained mortgage portfolio is already below the final $250 billion cap under the senior preferred stock purchase agreement that becomes effective on December 31, 2018. We expect the size of our retained mortgage portfolio will continue to decrease in 2018.

Fannie Mae 2017 Form 10-K	71

MD&A | Retained Mortgage Portfolio

Our retained mortgage portfolio decreased by 15% in 2017 due to liquidations and sales from our loss mitigation and other portfolios, which outweighed purchases of loans in 2017.
Purchases of Loans from Our MBS Trusts
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. The purchase price for these loans is the unpaid principal balance of the loan plus accrued interest.
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
The cost of purchasing most delinquent loans from single-family Fannie Mae MBS trusts and holding them in our retained mortgage portfolio is currently less than the cost of advancing delinquent payments to security holders. We generally purchase loans from single-family MBS trusts as they become four or more consecutive monthly payments delinquent. During 2017, we purchased delinquent loans with an unpaid principal balance of $11.8 billion from our single-family MBS trusts. We expect to continue purchasing loans from single-family MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements.
For our multifamily MBS trusts, we typically exercise our option to purchase a loan from the trust if the loan is delinquent as to four or more consecutive monthly payments, whether those payments were missed in whole or in part.

Total Book of Business
The table below displays the composition of our total book of business based on unpaid principal balance. Our single-family book of business accounted for 91% of our total book of business as of December 31, 2017 and 92% of our total book of business as of December 31, 2016. While our total book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. As of December 31, 2017, we revised the presentation of our guaranty book of business to align to our Monthly Summary, which is available on our website and announced in a press release. The primary revision to the presentation of our guaranty book of business was to exclude the impact of consolidation adjustments that were previously included. Information as of December 31, 2016 has been changed to correspond to the current period presentation.

Composition of Total Book of Business
	As of December 31,
	2017			2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Guaranty book of business(1)	$2,931,356	$280,502	$3,211,858	$2,888,420	$245,585	$3,134,005
Non-Fannie Mae mortgage securities(2)	4,005	621	4,626	7,479	2,752	10,231
Total book of business	$2,935,361	$281,123	$3,216,484	$2,895,899	$248,337	$3,144,236
Guaranty Book of Business Detail:
Conventional guaranty book of business(3)	$2,890,908	$279,235	$3,170,143	$2,842,918	$244,222	$3,087,140
Government guaranty book of business(4)	$40,448	$1,267	$41,715	$45,502	$1,363	$46,865

Fannie Mae 2017 Form 10-K	72

MD&A | Total Book of Business

__________

(1)
Includes other Fannie Mae guarantees of $14.3 billion and $15.3 billion as of December 31, 2017 and December 31, 2016, respectively. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(2)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae, mortgage revenue bonds, Alt-A and subprime private-label securities, and CMBS.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

Business Segments
We have two reportable business segments: Single-Family and Multifamily. This section describes each segment’s primary business activities, customers, competitive and market conditions, business and credit metrics, and financial results. See “Note 10, Segment Reporting” for information about the total assets of each business segment and the management reporting and allocation process used to generate our segment results.
Single-Family Business
Single-Family Primary Business Activities
Providing Liquidity for Single-Family Mortgage Loans
Working with our lender customers, our Single-Family business provides liquidity to the mortgage market primarily by acquiring single-family loans from lenders and securitizing those loans into Fannie Mae MBS, which are either delivered to the lenders or sold to investors or dealers. We describe our securitization transactions and the types of Fannie Mae MBS that we issue in “Business—Mortgage Securitizations” above. Our Single-Family business also supports liquidity in the mortgage market and the businesses of our lender customers through other activities, such as issuing structured Fannie Mae MBS backed by single-family mortgage assets and buying and selling single-family agency mortgage-backed securities.
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
Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report delinquencies, perform default prevention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our homeownership assistance initiatives, negotiation of workouts of troubled loans, and other loss mitigation activities. If necessary, mortgage servicers inspect and preserve properties and process foreclosures and bankruptcies. Because we generally delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, our ability to actively manage troubled loans that we own or guarantee is limited. For more information on the risks of our reliance on servicers, refer to “Risk Factors.”
We compensate servicers primarily by permitting them to retain a specified portion of each interest payment on a serviced mortgage loan as a servicing fee. Servicers also generally retain assumption fees, late payment charges

Fannie Mae 2017 Form 10-K	73

MD&A | Business Segments

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
Performance management staff measure, monitor and manage overall servicer performance by providing loss mitigation workout goals to targeted servicers, discussing performance against each goal and tracking action items to improve, and following up on remediation of findings identified from compliance reviews. Additionally, we employ a servicer performance management program called the STARTM Program, which provides our largest servicers a transparent framework of key metrics and operational assessments to recognize strong performance and identify areas of weakness.
Repercussions for poor performance by a servicer may include lost incentive income, reduced opportunity for STAR Program recognition, compensatory fees, monetary and non-monetary remedies, performance improvement plans and servicing transfers.
Single-Family Credit Risk and Credit Loss Management
Our Single-Family business:

•	Prices and manages the credit risk on loans in our single-family guaranty book of business.

•	Enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business.

•
Works to reduce costs of defaulted single-family loans through home retention solutions and foreclosure alternatives, management of foreclosures and our REO inventory, selling nonperforming loans, and pursuing contractual remedies from lenders, servicers and providers of credit enhancement.

See “Single-Family Mortgage Credit Risk Management” below for discussion of our strategies for managing credit risk and credit losses on single-family loans.
Single-Family Customers
Our principal single-family customers are lenders that operate within the primary mortgage market where mortgage loans are originated and funds are loaned to borrowers. Our customers include mortgage banking companies, savings and loan associations, savings banks, commercial banks, credit unions, community banks, specialty servicers, insurance companies, and state and local housing finance agencies. Lenders originating mortgages in the primary mortgage market often sell them in the secondary mortgage market in the form of whole loans or in the form of mortgage-related securities.
During 2017, approximately 1,200 lenders delivered single-family mortgage loans to us. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2017, our top five lender customers, in the aggregate, accounted for approximately 36% of our single-family business volume, compared with approximately 30% in 2016. Wells Fargo Bank, N.A., together with its affiliates, was the only customer that accounted for 10% or more of our single-family business volume in 2017, with approximately 17% of our 2017 single-family business volume.
We have a diversified funding base of domestic and international investors. Purchasers of single-family Fannie Mae MBS include fund managers, commercial banks, pension funds, insurance companies, Treasury, foreign central banks, corporations, state and local governments, and other municipal authorities.
Single-Family Competition
We compete to acquire single-family mortgage assets in the secondary market. We also compete for the issuance of single-family mortgage-related securities to investors. Competition in these areas is affected by many factors, including the number of residential mortgage loans offered for sale in the secondary market by loan originators and other market participants, the nature of the residential mortgage loans offered for sale (for example, whether

Fannie Mae 2017 Form 10-K	74

MD&A | Business Segments

the loans represent refinancings), the current demand for mortgage assets from mortgage investors, the interest rate risk investors are willing to assume and the yields they will require as a result, and the credit risk and prices associated with available mortgage investments.
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing and eligibility standards, as well as investor demand for our and our competitors’ mortgage-related securities. Our competitive environment also may be affected by many other factors, such as new legislation or regulations. See “Business—Legislation and Regulation” and “Risk Factors” for information on matters that could affect our business and competitive environment.
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
Single-Family Market Share
The chart below displays our market share of single-family mortgage loan acquisitions in 2017 as compared with that of our primary competitors. This acquisition market share information is based on our current estimates of the single-family first lien mortgage loans that were originated in the United States in 2017, as well as estimates of our competitors’ acquisitions based on publicly available data. Our estimates are subject to change, perhaps materially, as additional data become available. We exclude our purchase of delinquent loans from our MBS trusts in the calculation of our market share.

•	We estimate our single-family acquisition market share was 28% in 2016 and 27% in 2015.

Fannie Mae 2017 Form 10-K	75

MD&A | Business Segments

The chart below displays our market share of single-family mortgage-related securities issuances in 2017 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.

•	We estimate our market share of single-family mortgage-related securities issuances was 39% in 2016 and 37% in 2015.

•
We estimate our market share of single-family mortgage-related securities issuances was 37% in the fourth quarter of 2017, compared with 39% in the third quarter of 2017 and 41% in the fourth quarter of 2016. The decrease in our market share in the fourth quarter of 2017 was primarily driven by increased competition. FHFA’s recent guidance relating to our guaranty fee pricing for new single-family acquisitions may impact our market share in the future. See “Single-Family Business Metrics” for additional discussion of FHFA’s guidance.

Fannie Mae 2017 Form 10-K	76

MD&A | Business Segments

Single-Family Mortgage Market
__________

(1)
Total existing home sales data according to National Association of REALTORS®. New single-family home sales data according to the U.S. Census Bureau. Certain previously reported data may have been changed to reflect revised historical data from one or both of these organizations.

(2)
2017 information is as of September 30, 2017 and is based on the Federal Reserve’s December 2017 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.

•	The 30-year fixed mortgage rate averaged 4.0% in 2017, compared with 3.7% in 2016, according to Freddie Mac’s Primary Mortgage Market Survey®.

•
We forecast that total originations in the U.S. single-family mortgage market in 2018 will decrease from 2017 levels by approximately 5%, from an estimated $1.83 trillion in 2017 to $1.73 trillion in 2018, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $687 billion in 2017 to $536 billion in 2018.

Fannie Mae 2017 Form 10-K	77

MD&A | Business Segments

Single-Family Business Metrics
The charts and related discussion below present certain business metrics of our Single-Family business.
__________

(1)
Our single-family guaranty book of business consists of (a) single-family mortgage loans of Fannie Mae, (b) single-family mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. The average single-family guaranty book of business is calculated based on the average of all four quarters during each respective year.

Although single-family Fannie Mae MBS issuances decreased in 2017 primarily as a result of lower refinancing activity during the year, single-family Fannie Mae MBS outstanding increased as of year-end 2017, as liquidations slowed in 2017 driven by a decline in prepayments due to the rising interest rate environment.
Average Charged Guaranty Fee on Single-Family Guaranty Book of Business and
Average Charged Guaranty Fee on New Single-Family Acquisitions(1)

Fannie Mae 2017 Form 10-K	78

MD&A | Business Segments

__________

(1)
Calculated based on the average guaranty fee rate for our single-family guaranty arrangements during the period plus the recognition of any upfront cash payments over an estimated average life. Excludes the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

Our average charged guaranty fee on newly acquired single-family loans increased in 2017 compared with 2016 primarily due to an increase in total loan level price adjustments charged on our 2017 acquisitions. Our average charged guaranty fee on newly acquired single-family loans, net of TCCA, decreased from 47.1 bps in the third quarter of 2017 to 45.4 bps in fourth quarter of 2017 primarily driven by increased competition.
In December 2017 and February 2018, FHFA, in its capacity as conservator, provided guidance relating to our guaranty fee pricing for new single-family acquisitions. FHFA’s guidance requires that we meet a specified minimum return on equity target based on the conservator capital framework. We must implement this target in the first quarter of 2018. We may be required to increase guaranty fees charged on some loans in order to meet this requirement.
Single-Family Business Financial Results

Single-Family Business Financial Results
	For the Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Net interest income(1)	$18,212	$19,010	$19,301	$(798)	$(291)
Fee and other income	1,378	521	636	857	(115)
Net revenues	19,590	19,531	19,937	59	(406)
Investment gains, net	1,352	944	970	408	(26)
Credit-related income (expense)(2)	1,550	1,439	(1,035)	111	2,474
Fair value losses, net	(1,188)	(1,040)	(1,505)	(148)	465
Administrative expenses	(2,391)	(2,418)	(2,711)	27	293
TCCA fees(1)	(2,096)	(1,845)	(1,621)	(251)	(224)
Other expenses(3)	(1,004)	(1,012)	(831)	8	(181)
Income before federal income taxes	15,813	15,599	13,204	214	2,395
Provision for federal income taxes	(14,301)	(5,417)	(4,593)	(8,884)	(824)
Net income attributable to Fannie Mae	$1,512	$10,182	$8,611	$(8,670)	$1,571
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit for credit losses and foreclosed property expenses.

(3)	Consists of gains (losses) from partnership investments, debt extinguishment (gains) losses, and other expenses.
Net interest income
Single-family net interest income decreased in 2017 compared with 2016, primarily due to a decline in the average balance of our single-family retained mortgage portfolio and lower amortization income, partially offset by higher base guaranty fee income.
Single-family net interest income decreased in 2016 compared with 2015, primarily due to a decline in the average balance of our single-family retained mortgage portfolio, partially offset by increases in both amortization income and base guaranty fee income.

Fannie Mae 2017 Form 10-K	79

MD&A | Business Segments

Fee and other income
Fee and other income increased in 2017 compared with 2016 primarily due to $975 million of income in 2017 resulting from a settlement agreement resolving legal claims related to private-label securities we purchased prior to entering conservatorship.
Credit-related income
We recognized higher credit-related income in 2017 compared with 2016. Credit-related income in 2017 was primarily driven by higher actual and forecasted home prices and the redesignation of loans from HFI to HFS, which was partially offset by estimated incurred losses from the hurricanes in 2017.
We recognized credit-related income in 2016 compared with credit-related expense in 2015. Credit-related income in 2016 was primarily driven by an increase in home prices, including distressed property valuations.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on the drivers of our credit-related income.
Investment gains
Investment gains, net increased during 2017 compared with 2016 primarily due to increased gains resulting from sales of HFS loans.
Investment gains, net was flat in 2016 compared with 2015.
Fair value losses, net
The fair value losses that are reported for the single-family segment in 2017, 2016 and 2015 are consistent with the fair value losses reported in our consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
Administrative expenses
Administrative expenses were flat in 2017 compared with 2016.
Administrative expenses decreased in 2016 compared with 2015, primarily as a result of the recognition of expenses related to the settlement of our defined benefit pension plan obligations in 2015.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of five primary components:

•	our acquisition and servicing policies along with our underwriting and servicing standards;

•	portfolio diversification and monitoring;

•	the transfer of credit risk through risk transfer transactions and the use of credit enhancements;

•	management of problem loans; and

•	REO management.
The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. In addition, we exclude from these credit statistics less than 1% of our single-family conventional guaranty book of business for which our loan level information is incomplete as of December 31, 2017 and 2016. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations. We provide information on non-Fannie Mae mortgage-related securities held in our portfolio in “Note 5, Investments in Securities.”

Fannie Mae 2017 Form 10-K	80

MD&A | Business Segments

Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Overview
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for setting underwriting and servicing standards and pricing, and managing credit risk relating to our single-family guaranty book of business.
Underwriting and Servicing Standards
Our Selling Guide sets forth our underwriting and eligibility guidelines, as well as our policies and procedures related to selling single-family mortgages to us. Our Servicing Guide sets forth our policies for servicing the single-family loans in our single-family guaranty book.
Desktop Underwriter
Our proprietary automated underwriting system, Desktop Underwriter (“DU®”), is used by mortgage lenders to evaluate the majority of our single-family loan acquisitions. DU was used to evaluate over 80% of the non-Refi Plus single-family loans we acquired in 2017. DU measures credit risk by assessing the primary risk factors of a mortgage and provides a comprehensive risk assessment of a borrower’s loan application. Risk factors evaluated by DU include the key loan attributes described under “Single-Family Portfolio Diversification and Monitoring” below such as borrower credit data, LTV ratio, loan purpose and occupancy type, as well as other risk factors such as the borrower’s debt-to-income ratio, the amount of the borrower’s liquid reserves, the presence of co-borrowers and whether the borrower is self-employed. DU does not use a FICO credit score to evaluate the borrower’s credit history, but applies its own assessment of the borrower’s credit data, including using trended credit data. DU performs a comprehensive evaluation of these factors, weighing each factor based on the amount of risk it represents and its importance to the recommendation. DU analyzes the results of this evaluation to arrive at the underwriting recommendation for the loan case file. As part of our comprehensive risk management approach, we regularly review DU’s underlying risk assessment models and recalibrate these models to improve DU’s ability to effectively analyze risk and avoid excessive risk layering. Factors we take into account in these evaluations include the profile of loans delivered to us, loan performance and current market conditions. We periodically update DU to reflect changes to our underwriting and eligibility guidelines based on these evaluations.
Recent Changes
In July 2017, we implemented DU Version 10.1, which included a change that enabled loans with debt-to-income ratios above 45% (up to 50%) to rely on DU’s comprehensive risk assessment, and removed specific policy rules that had previously set maximum LTV ratio and minimum reserves requirements for those loans. Due in part to our implementation of this change, the percentage of our non-Refi Plus single-family acquisitions associated with borrower debt-to-income ratios above 45% increased to 20% in the fourth quarter of 2017, compared with 10% for all of 2017 and 5% for all of 2016. After assessing the loan profile of loans delivered to us since the DU Version 10.1 changes went into effect, we are revising DU’s risk assessment to limit risk layering. Risk layering refers to the acquisition of loans with multiple higher-risk characteristics (such as high LTV ratio, credit profile with a history of delinquencies, debt-to-income ratio above 45% and no or low levels of reserves). We expect to implement these changes in March 2018 through DU Version 10.2. With DU Version 10.2, we expect fewer DU Approve recommendations on loans that have multiple higher-risk characteristics; however, we expect to continue to acquire a higher proportion of loans with debt-to-income ratios above 45% than we have in previous years.
Other Underwriting Standards
We also may purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or meet agreed-upon standards that differ from our standard underwriting and eligibility criteria.
Servicing Policies
Our servicing policies establish the requirements our servicers must follow in:

•	processing and remitting loan payments;

•	working with delinquent borrowers on loss mitigation activities;

•	managing and protecting Fannie Mae’s interest in the pledged property; and

Fannie Mae 2017 Form 10-K	81

MD&A | Business Segments

•	processing bankruptcies and foreclosures.
Our goal is to ensure that our policies support management of risk over the life of the mortgage loan by enabling default prevention activities, promoting loss mitigation in the event of default and providing for the preservation and protection of the collateral supporting the mortgage loan. See “Single-Family Primary Business Activities—Single-Family Mortgage Servicing” above for more information on the servicing of our single-family mortgage loans.
Quality Control Process
Our quality control process includes using automated tools to help us determine whether a loan meets our underwriting and eligibility guidelines, performing more in-depth reviews, and selecting random samples of performing loans for quality control review shortly after delivery.
Repurchase Requests
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated, or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief under our representation and warranty framework described below. We collectively refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. As of December 31, 2017, we had issued repurchase requests on approximately 0.10% of the $597.4 billion of unpaid principal balance of single-family loans delivered to us during the twelve months ended March 2017.
Our total outstanding repurchase requests as of December 31, 2017 were $229 million, compared with $303 million as of December 31, 2016. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which may be substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. If we are unable to resolve our repurchase requests, either through collection or additional remedies, we will not recover the losses we have recognized on the associated loans.
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

Relief Criteria	R&W Framework Version 1 (Announced Sept 2012)	R&W Framework Version 2 (Announced May 2014)
Relief provided with respect to:	Underwriting representations and warranties. Excludes life of loan representations and warranties(1)	Underwriting representations and warranties. Excludes life of loan representations and warranties(1)
Effective date—loans acquired or MBS issue date	January 1, 2013 up to July 1, 2014	On and after July 1, 2014
Required consecutive monthly payments	- 36 for non-Refi Plus loans - 12 for Refi Plus (including HARP) loans	- 36 for non-Refi Plus loans - 12 for Refi Plus (including HARP) loans
Delinquencies permitted to remain eligible for relief	None	Up to two 30 day delinquencies (but not in the 36th consecutive month’s payment)
Eligible for relief after satisfactory conclusion of a full-file quality control review	No	Yes

Fannie Mae 2017 Form 10-K	82

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

We have continued to provide value to our customers by developing new tools that enable them to obtain relief from certain representations and warranties at an earlier date. Our Day 1 CertaintyTM initiative implemented in the fourth quarter of 2016 offers lenders representation and warranty relief for:

•	borrower income, asset and employment data that has been validated through Desktop Underwriter;

•	appraised property value for appraisals that have received a qualifying risk score in Collateral Underwriter; and

•	property value, condition and marketability for lenders that exercise the property inspection waiver option available on eligible transactions.
Relief for validated borrower income data is available for loans acquired on or after October 24, 2016 and relief for the other validated data referenced above is available for loans acquired on or after December 10, 2016.
As of December 31, 2017, approximately 55% of the outstanding loans in our single-family conventional guaranty book of business were acquired after January 1, 2013 and are subject to the revised representation and warranty framework, compared with 48% as of December 31, 2016. In the chart below, we display information regarding the relief status of single-family conventional loans delivered to us beginning in 2013, based only on payment history or the satisfactory conclusion of a full-file quality control review.
Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2017(1)

__________

(1)
Acquisitions of single-family conventional loans for 2013-2017 include $22.3 billion and $17.1 billion as of December 31, 2017 and 2016, respectively, that are not eligible for relief under the revised representation and warranty framework due to delinquencies or defects identified in quality control reviews.

Fannie Mae 2017 Form 10-K	83

MD&A | Business Segments

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
Single-Family Portfolio Diversification and Monitoring
Overview
Diversification within our single-family book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. In some cases, we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies.
The profile of our guaranty book of business includes the following key loan attributes:

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

•
Credit score. Credit score is a measure often used by the financial services industry, including us, to assess borrower credit quality and the likelihood that a borrower will repay future obligations as expected. A higher credit score typically indicates lower credit risk.

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

Fannie Mae 2017 Form 10-K	84

MD&A | Business Segments

The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2017	2016	2015	2017	2016	2015
Original LTV ratio:(5)
<= 60%	18%	21%	18%	20%	21%	21%
60.01% to 70%	13	14	14	14	14	14
70.01% to 80%	39	38	40	38	38	38
80.01% to 90%	12	12	12	11	11	11
90.01% to 100%	18	15	15	14	12	12
Greater than 100%	*	*	1	3	4	4
Total	100%	100%	100%	100%	100%	100%
Weighted average	75%	74%	75%	75%	75%	75%
Average loan amount	$226,325	$230,249	$220,090	$166,643	$163,200	$160,741
Estimated mark-to-market LTV ratio:(6)
<= 60%				52%	49%	46%
60.01% to 70%				18	19	19
70.01% to 80%				17	17	17
80.01% to 90%				8	9	10
90.01% to 100%				4	4	5
Greater than 100%				1	2	3
Total				100%	100%	100%
Weighted average				58%	60%	62%
Product type:
Fixed-rate:(7)
Long-term	84%	81%	81%	80%	77%	76%
Intermediate-term	13	17	17	15	17	17
Interest-only	—	—	—	*	*	*
Total fixed-rate	97	98	98	95	94	93
Adjustable-rate:
Interest-only	—	—	—	1	1	2
Other ARMs	3	2	2	4	5	5
Total adjustable-rate	3	2	2	5	6	7
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	98%	97%	97%	97%	97%
2-4 units	3	2	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	90%	91%	91%	91%
Condo/Co-op	10	10	10	9	9	9
Total	100%	100%	100%	100%	100%	100%

Fannie Mae 2017 Form 10-K	85

MD&A | Business Segments

	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2017	2016	2015	2017	2016	2015
Occupancy type:
Primary residence	89%	90%	88%	89%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	7	6	8	7	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(8)	* %	* %	1%	2%	2%	2%
620 to < 660	5	4	5	5	5	5
660 to < 700	13	11	12	12	12	12
700 to < 740	23	21	20	20	20	20
>= 740	59	64	62	61	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	745	750	748	745	745	744
Loan purpose:
Purchase	56%	44%	45%	39%	35%	33%
Cash-out refinance	21	19	19	20	20	20
Other refinance	23	37	36	41	45	47
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	14%	14%	15%	15%	15%
Northeast	14	14	14	18	18	19
Southeast	23	21	20	22	22	22
Southwest	20	19	20	17	17	16
West	29	32	32	28	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2011 and prior				22%	28%	35%
2012				14	17	21
2013				12	15	18
2014				7	8	11
2015				12	14	15
2016				18	18	—
2017				15	—	—
Total				100%	100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)	Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans, which we describe under “Jumbo-Conforming and High-Balance Loans” below.

(5)
The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

Fannie Mae 2017 Form 10-K	86

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

As shown in the table above, a greater proportion of our single-family loan acquisitions in 2017 had LTV ratios over 90% (from 15% in 2016 to 18% in 2017), and there was a decline in the weighted average FICO credit score of our single-family acquisitions in 2017 (from 750 in 2016 to 745 in 2017). We believe several factors drove these changes, including a greater proportion of acquisitions consisting of home purchase loans rather than refinance loans, which generally have higher FICO scores, a decline in refinance volume, and the changes to our eligibility standards implemented in DU Version 10.1 described above.
The credit profile of our future acquisitions will depend on many factors, including:

•	our future guaranty fee pricing and our competitors’ pricing, and any impact of that pricing on the volume and mix of loans we acquire;

•	our future eligibility standards and those of mortgage insurers, FHA and VA;

•	the percentage of loan originations representing refinancings;

•	changes in interest rates;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	government policy;

•	market and competitive conditions; and

•	the volume and characteristics of HARP and high LTV refinance loans we acquire in the future.
See “Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Recent Changes” for a description of a change that we expect to implement in March 2018. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions.
We continue to seek new ways to responsibly expand access to mortgage credit. FHFA’s 2018 conservatorship scorecard specifies that in 2018 we should continue to work to increase access to single-family mortgage credit for creditworthy borrowers, including underserved segments of the market. To the extent we are able to encourage lenders to increase access to mortgage credit, we may acquire a greater number of single-family loans with higher risk characteristics than we acquired in recent periods; however, we expect our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design.
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
Under HARP, we allow our borrowers who have mortgage loans that have note dates prior to June 2009 with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Accordingly, HARP loans have LTV ratios at origination in excess of 80%. HARP loans cannot:

•	be an adjustable-rate mortgage loan, if the initial fixed period is less than five years;

Fannie Mae 2017 Form 10-K	87

MD&A | Business Segments

•	have an interest only feature, which permits the payment of interest without a payment of principal;

•	be a balloon mortgage loan; or

•	have the potential for negative amortization.
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
HARP loans constituted approximately 1% of our total single-family acquisitions in 2017 and 2016. We expect the volume of refinancings under HARP to continue to remain a small percentage of our acquisitions between now and the program’s expiration, due to the small population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
The following table displays key statistics on our HARP loans.

Statistics on HARP Loans
	As of December 31,
	2017	2016
Percentage of single-family conventional guaranty book of business	7%	9%
Serious delinquency rate	1.43%	1.15%
Estimated mark-to-market LTV ratio	70%	76%
Weighted average FICO credit score at origination	702	726
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
Jumbo-Conforming and High-Balance Loans
The standard conforming loan limit for a one-unit property was $417,000 from 2006 to 2016. This limit was increased to $424,100 for 2017 and $453,100 for 2018. From 2008 to 2011, our loan limits were higher in specified high-cost areas, reaching as high as $729,750 for one-unit properties. Our loan limits for loans originated after September 30, 2011 decreased in specified high-cost areas to an amount not to exceed 150% of the otherwise applicable loan limit. See “Business—Legislation and Regulation—Charter Act” for additional information on our loan limits.
The following table displays the amount of jumbo-conforming and high-balance loans in our single-family conventional guaranty book of business.

Single-Family Jumbo-Conforming and High-Balance Loans
	As of December 31,
	2017	2016
Unpaid principal balance (in billions)	$188.6	$166.0
Percentage of single-family conventional guaranty book of business	7%	6%

Fannie Mae 2017 Form 10-K	88

MD&A | Business Segments

Reverse Mortgages
The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $33.1 billion as of December 31, 2017 and $36.9 billion as of December 31, 2016. In 2010, we ceased acquisitions of newly originated reverse mortgages. The principal balance of our reverse mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through FHA.
Mortgage Products with Rate Resets
ARMs are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. We have different types of ARMS including:

•	Interest-only loans that allow the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. The majority of our interest-only loans are ARMs.

•
Negative-amortizing loans that allow the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance.

ARMs represented approximately 5% of our single-family conventional guaranty book of business as of December 31, 2017 and 6% as of December 31, 2016.
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
The outstanding unpaid principal balance of rate reset modifications in our guaranty book of business was $46.6 billion as of December 31, 2017. During 2017, approximately 76% of these modified loans experienced an interest rate reset to a weighted average interest rate of 4.21%.
In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification, if a loan is:

•	at imminent risk of default and the borrower requests a loan modification, or

•	becomes 60 days delinquent within the first 12 months after an interest rate adjustment.
Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive.
The table below displays the unpaid principal balance for ARMs, rate reset modifications and fixed-rate interest-only loans in our single-family guaranty book of business, aggregated by product type and categorized by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Fannie Mae 2017 Form 10-K	89

MD&A | Business Segments

Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year(1)
	Reset Year
	2018	2019	2020	2021	2022	Thereafter	Total
	(Dollars in millions)
ARMs—Amortizing	$24,325	$6,473	$5,796	$6,668	$7,985	$15,231	$66,478
ARMs—Interest Only and Negative Amortizing	16,270	599	565	185	347	323	18,289
Rate Reset Modifications	21,435	3,153	1,845	1,554	1,187	—	29,174
Fixed-Rate Interest Only	324	24	50	49	25	14	486
__________

(1)	Excludes loans for which there is not an additional reset for the remaining life of the loan.
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

	Provider	Characteristics	Claim Process Timeline
Primary Mortgage Insurance	Borrower
Transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. In order for us to receive a payment in settlement of a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the property that secured the loan must have been extinguished, generally in a foreclosure action.
Three to six months after title to the property has been transferred.
Pool Mortgage Insurance	Mortgage Insurers
Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. Under some of our pool mortgage insurance policies, we are required to meet specified loss deductibles before we can recover under the policy.
Three to six months after disposition of the property that secured the loan.
For a discussion of our aggregate mortgage insurance coverage as of December 31, 2017 and 2016, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”
Credit Risk Transfer Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our primary method of achieving this objective has been through our CAS and CIRT transactions. In these transactions, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans and in exchange we pay investors a premium that effectively reduces the guaranty fee income we retain on the loans. We enter into other types of credit risk transfer transactions in addition to our CAS and CIRT transactions, including lender risk-sharing transactions. As of December 31, 2017, approximately 32% of the loans in our single-family conventional guaranty book of business, measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction.
We target over 90% of acquisitions in the following loan categories for credit risk transfer transactions:

•	fixed-rate 30-year single-family conventional loans that meet certain credit performance characteristics;

Fannie Mae 2017 Form 10-K	90

MD&A | Business Segments

•	loans that are non-Refi Plus; and

•	loans with LTV ratios between 60% and 97%.
This criteria covers over 60% of our recent single-family acquisitions.
Loans are generally included in reference pools for CAS and CIRT transactions on a lagged basis; typically, about six months to one year after we initially acquire the loans. The portion of our single-family loan acquisitions we include in credit risk transfer transactions can vary from period to period based on market conditions and other factors.
We describe below the three major categories of our credit risk transfer transactions.

	Transaction Description	Other Key Characteristics
CAS
• We transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans.
• We create a reference pool consisting of recently acquired single-family mortgage loans included in our guaranty book of business and create a hypothetical securitization structure with notional credit risk positions, or tranches (that is, first loss, mezzanine and senior).
• We issue CAS debt related to the first loss and mezzanine risk positions.
• We retain the senior loss as well as portions of the mezzanine loss tranche, and all or a portion of the first loss tranche in CAS transactions.
• Beginning in 2016, we recognize CAS debt we issue to investors at amortized cost as “Debt of Fannie Mae” in our consolidated balance sheets. CAS debt we issued prior to 2016 is recognized at fair value as “Debt of Fannie Mae” in our consolidated balance sheets.

• The principal balance of CAS debt decreases as a result of credit losses on loans in the related reference pool. These write downs of the principal balance reduce the total amount of payments we are obligated to make to investors on the CAS debt.
• Credit losses on the loans in the reference pool for a CAS transaction are first applied to reduce the outstanding principal balance of the first loss tranche.
• If credit losses on these loans exceed the outstanding principal balance of the first loss tranche, losses would then be applied to reduce the outstanding principal balance of the mezzanine loss tranche.
• The credit protection provided by the first loss and mezzanine loss tranches is expected to absorb all of the losses we estimate would be incurred on the loans in a stressed credit environment, such as a severe or prolonged economic downturn.
• Generally issued with a stated final maturity date of either 10 or 12.5 years from issuance.
• After maturity, CAS debt provides no further credit protection with respect to the remaining loans in the reference pool underlying that CAS transaction.

CIRT
• Insurance transactions whereby we obtain actual loss coverage on pools of loans either directly from an insurance provider that retains the risk, or from an insurance provider that simultaneously cedes all of its risk to one or more reinsurers.
• In CIRT deals, we retain an initial portion of losses on the loans in the pool (typically the first 0.5% of the initial pool unpaid principal balance). Reinsurers cover losses above this retention amount up to a detachment point (typically the next 2.5% of the initial pool unpaid principal balance). We retain all losses above this detachment point.
• We make premium payments on CIRT deals that we recognize in “Other expenses, net” in our consolidated statements of operations and comprehensive income.

• The insurance layer typically provides coverage for losses on the pool that are likely to occur only in a stressed economic environment.
• Insurance benefits are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to the loss.
• A portion of the insurers’ or reinsurers’ obligations is collateralized with highly-rated liquid assets held in a trust account initially determined according to the ratings of such insurer or reinsurer. Contractual provisions require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade.
• Generally written for 10 year terms.

Lender risk-sharing	• Customized lender risk-sharing transactions. • In most transactions, lenders invest directly in a portion of the credit risk on mortgage loans they originate and/or service.	• Transactions are generally structured so that a portion of the credit risk on the underlying mortgage loans is transferred without increasing our counterparty exposure.

Fannie Mae 2017 Form 10-K	91

MD&A | Business Segments

The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to December 31, 2017
(Dollars in billions)
Senior	Fannie Mae(1)				Initial Reference Pool(4)
	$1,181

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)
	$1	$5	$27	$1	$1,224

First Loss	Fannie Mae(1)		CAS(2)(5)	Lender Risk-Sharing(2)
	$6		$2	$1

Outstanding as of December 31, 2017
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(4)(6)
	$886

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)
	$1	$5	$20	$1	$922

First Loss	Fannie Mae(1)		CAS(2)(5)	Lender Risk-Sharing(2)
	$6		$2	$1
__________

(1)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(2)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(3)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $4 billion outstanding as of December 31, 2017.

(4)	For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.

(5)	For CAS transactions, “First Loss” represents all B tranche balances.

(6)	For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans, as of December 31, 2017.
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

Fannie Mae 2017 Form 10-K	92

MD&A | Business Segments

credit risk transfer transactions to date primarily because the loans were acquired in recent years, after we implemented improvements in our credit underwriting practices, and because recent macroeconomic factors such as unemployment rates and home prices have been favorable.
The decreases in outstanding balances from issuance to December 31, 2017 in the senior and mezzanine tranches are the result of paydowns. Outstanding balances from issuance to December 31, 2017 in the first loss tranches decreased only slightly as the losses allocated to those tranches were insignificant.
During 2017, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $390 billion at the time of the transactions.

•	For the year ended December 31, 2017, we paid approximately $770 million in interest expense, net of LIBOR, on our outstanding CAS debt and approximately $190 million in CIRT premiums;

•	Comparatively, we paid approximately $540 million in interest expense, net of LIBOR, on our outstanding CAS debt and approximately $110 million in CIRT premiums for the year ended December 31, 2016.
These expenses increased from 2016 to 2017 as we continue to transfer credit risk on a larger portion of our single-family book of business.
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
Problem Loan Management
Overview
Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the loan servicer to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. When appropriate, we seek to move to foreclosure expeditiously.
This section describes the following:

•	delinquency statistics on our problem loans;

•	efforts undertaken to manage our problem loans;

•	metrics regarding our loan workout activities;

•	REO management; and

•
other single-family credit-related disclosures, including our credit loss performance and concentration metrics, loss reserves and troubled debt restructurings (“TDRs”) resulting from loan modifications.

Delinquency
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

Fannie Mae 2017 Form 10-K	93

MD&A | Business Segments

The table below displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of December 31,
	2017	2016	2015
Delinquency status:
30 to 59 days delinquent	1.63%	1.51%	1.46%
60 to 89 days delinquent	0.50	0.41	0.41
Seriously delinquent (“SDQ”)	1.24	1.20	1.55
Percentage of SDQ loans that have been delinquent for more than 180 days	43%	59%	67%
Percentage of SDQ loans that have been delinquent for more than two years	13	21	30

	For the Year Ended December 31,
	2017	2016	2015
Single-family SDQ loans (number of loans):
Beginning balance	206,549	267,174	329,590
Additions	287,805	252,590	266,136
Removals:
Modifications and other loan workouts	(76,119)	(77,800)	(91,241)
Liquidations and sales	(84,512)	(117,459)	(117,884)
Cured or less than 90 days delinquent	(121,540)	(117,956)	(119,427)
Total removals	(282,171)	(313,215)	(328,552)
Ending balance	212,183	206,549	267,174
While our single-family delinquency rates continued their downward trend in the first part of 2017, the impact of the hurricanes in the third quarter of 2017 resulted in an increase in our single-family delinquency rates in the latter part of the year. In response to the hurricanes, we permitted our servicers to grant an initial temporary 90-day period of disaster forbearance to any homeowner in the hurricane-affected regions they believe has been impacted by the disaster. Servicers are permitted to extend the forbearance period beyond 90 days after making contact with the homeowner or with our approval. As a result, a large number of borrowers in the hurricane-affected regions became delinquent while in this forbearance period, particularly in Texas, Florida and Puerto Rico, which were most significantly impacted by the hurricanes.
We expect our single-family serious delinquency rate to remain higher during the short-term while borrowers are in forbearance periods. We expect many of these delinquent borrowers to resolve their delinquencies in the next several months, either through resuming their mortgage payments or by obtaining a loan modification. Over the long term, we expect the impact of the hurricanes on our serious delinquency rate to subside and for this rate to resume its previous downward trend; however, because our single-family serious delinquency rate has already declined significantly over the past several years, we expect more modest declines and may experience period to period fluctuations in this rate.
Our single-family serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively affected by the length of time required to complete a foreclosure in some states. Other factors that affect our single-family serious delinquency rate include:

•	the pace of loan modifications;

•	the timing and volume of nonperforming loan sales we make;

•	natural disasters;

•	servicer performance; and

•	changes in home prices, unemployment levels and other macroeconomic conditions.

Fannie Mae 2017 Form 10-K	94

MD&A | Business Segments

Certain higher-risk loan categories, such as Alt-A loans, loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages, continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 6% of our single-family book of business as of December 31, 2017, but constituted 42% of our seriously delinquent single-family loans as of December 31, 2017 and drove 65% of our 2017 single-family credit losses. In addition, loans in certain judicial foreclosure states such as Florida, New Jersey and New York with historically long foreclosure timelines have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
The following table displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive. While the recent hurricanes resulted in a higher serious delinquency rate in 2017 in most of the categories shown below, serious delinquency rates declined in New Jersey and New York due in part to the high volume of nonperforming loan sales in 2017 related to loans in these states.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of December 31,
	2017			2016
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	5%	0.42%	19%	6%	0.50%
Florida	6	19	3.71	6	10	1.89
New Jersey	4	5	2.15	4	8	3.07
New York	5	7	2.02	5	10	2.65
All other states	66	64	1.09	66	66	1.11
Product type:
Alt-A	2	12	4.95	3	15	5.00
Vintages:
2004 and prior	4	23	3.28	5	26	2.82
2005-2008	6	42	6.55	8	51	6.39
2009-2017	90	35	0.53	87	23	0.36
Estimated mark-to-market LTV ratio:
<= 60%	52	41	0.84	49	33	0.70
60.01% to 70%	18	18	1.34	19	15	1.13
70.01% to 80%	17	16	1.48	17	16	1.31
80.01% to 90%	8	11	2.09	9	13	2.11
90.01% to 100%	4	6	2.62	4	9	2.99
Greater than 100%	1	8	11.70	2	14	10.44
Credit enhanced:(2)
Primary MI & other(3)	20	26	1.95	18	28	2.18
Credit risk transfer(4)	32	8	0.42	22	2	0.17
Non-credit enhanced	60	69	1.27	67	70	1.16
________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
The credit enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of December 31, 2017 was 40%.

Fannie Mae 2017 Form 10-K	95

MD&A | Business Segments

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
Role of Servicers in Loss Mitigation
The efforts of our mortgage servicers are critical in keeping people in their homes and preventing foreclosures. In recent years, we issued new standards for mortgage servicers regarding the management of delinquent loans, default prevention, and foreclosure time frames. These standards, reinforced by incentives and compensatory fees, require servicers to take a more consistent approach to homeowner communications, loans modifications and other workouts, and when necessary, foreclosures.
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
Loan Workout Metrics
Our loan workouts reflect:

•	home retention solutions, including loan modifications, repayment plans and forbearances; and

•	foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure.
We work with our servicers to implement our home retention solution and foreclosure alternative initiatives, and we emphasize the importance of early contact with borrowers and early entry into a home retention solution. We require that servicers first evaluate borrowers for eligibility under a workout option before considering foreclosure.
Home Retention Solutions
Loan modifications account for a significant majority of our home retention solutions. Characteristics of our loan modifications include:

•	changes to the original mortgage terms such as product type, interest rate, amortization term, maturity date and/or unpaid principal balance;

•	collection of less than the contractual amount due under the original loan, for many of our loan modifications;

•	receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan; and

•	forbearance for up to twelve months for those homeowners who are unemployed, to help homeowners avoid foreclosure.
Approximately 42% of our performing loan modifications include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these modifications with rate resets had their third interest rate reset in 2017. See “Single-Family Portfolio Diversification and Monitoring—Mortgage Products with Rate Resets” above for additional information on the timing of these initial interest rate resets.
Our primary loan modification initiatives have included HAMP, which had a December 31, 2016 application deadline, and our proprietary Standard and Streamlined Modification initiatives. The Fannie Mae Flex Modification program replaced both HAMP and our Standard and Streamlined Modification programs with a single modification program that leverages the lessons learned from the housing crisis. The Flex Modification program became available for our servicers to implement on March 1, 2017 and was required to be implemented by October 1, 2017. The program offers additional payment relief allowing forbearances of principal to an 80% mark-to-market LTV ratio for eligible borrowers, and targeting a 20% payment reduction.

Fannie Mae 2017 Form 10-K	96

MD&A | Business Segments

Foreclosure Alternatives
We also continue to focus on foreclosure alternatives for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. To avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to:

•	accept a deed-in-lieu of foreclosure, whereby the borrower voluntarily signs over the title to their property to the servicer, or

•	sell the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan.
These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales. The existence of a second lien may limit our ability to provide borrowers with loan workout options, particularly those that are part of our foreclosure prevention efforts; however, we are not required to contact a second lien holder to obtain their approval prior to providing a borrower with a loan modification.
The chart below shows our completed single-family loan workouts, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of December 31, 2017, there were approximately 28,500 loans in a trial modification period.
__________

(1)
Consists of modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Consists of short sales and deeds-in-lieu of foreclosure.

Fannie Mae 2017 Form 10-K	97

MD&A | Business Segments

The table below displays the percentage of our single-family loan modifications completed during 2016 and 2015 that were current or paid off one year after modification, as well as the percentage of our single-family loan modifications completed during 2015 that were current or paid off two years after modification.

Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)
	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
One Year Post-Modification
HAMP modifications	71%	74%	76%	75%	75%	76%	78%	79%
Non-HAMP modifications	63	64	66	65	63	63	66	65
Total	63	65	66	66	64	64	67	67

Two Years Post-Modification
HAMP modifications					73%	73%	77%	77%
Non-HAMP modifications					64	64	67	66
Total					65	65	68	67
__________

(1)	Modifications do not reflect loans currently in trial modifications.
Nonperforming Loan Sales
FHFA’s 2017 conservatorship scorecard included objectives relating to reducing the number of our severely-aged delinquent loans, including through nonperforming loan sales. During 2017, we sold approximately 15,700 nonperforming loans with an aggregate unpaid principal balance of $2.8 billion.
REO Management
If a loan defaults, we acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our foreclosure activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Year Ended December 31,
	2017	2016	2015
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	38,093	57,253	87,063
Acquisitions by geographic area:(2)
Midwest	8,478	12,379	17,024
Northeast	9,453	12,389	15,553
Southeast	10,860	16,977	29,618
Southwest	5,133	6,984	8,522
West	2,691	4,780	7,919
Total REO acquisitions (1)	36,615	53,509	78,636
Dispositions of REO	(48,397)	(72,669)	(108,446)
End of period inventory of single-family REO properties(1)	26,311	38,093	57,253
Carrying value of single-family REO properties (dollars in millions)	$3,112	$4,372	$6,608
Single-family foreclosure rate(3)	0.21%	0.31%	0.45%
REO net sales prices to unpaid principal balance(4)	75%	74%	72%
Short sales net sales price to unpaid principal balance(5)	75%	74%	73%
_________

(1)	Includes acquisitions through foreclosure and deeds-in-lieu. Also includes held for use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”

Fannie Mae 2017 Form 10-K	98

MD&A | Business Segments

(2)	See footnote 9 to the Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business table for states included in each geographic region.

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

The number of our single-family foreclosed properties declined in 2017 compared with 2016 and in 2016 compared with 2015 primarily due to lower charge-offs as a result of lower serious delinquencies aged greater than 180 days.
We market and sell our foreclosed properties through local real estate professionals. Our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and to stabilize neighborhoods by preventing empty homes from depressing home values. In cases where the property does not sell, we use alternative methods of disposition, including selling homes to municipalities, other public entities or non-profit organizations, and selling properties through public auctions.
In some cases, we engage in third party sales at foreclosure, which allow us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.
As shown in the chart below, a significant portion of our REO properties are unable to be marketed at any given time because the properties are occupied, under repair, or are subject to state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them.
We currently lease properties to tenants who occupied the properties before we acquired them into our REO inventory and to eligible borrowers who executed a deed-in-lieu of foreclosure. As of December 31, 2017, approximately 700 tenants leased our REO properties.

Fannie Mae 2017 Form 10-K	99

MD&A | Business Segments

Other Single-Family Credit Information
Credit Loss Performance and Concentration Metrics
The amount of credit losses we realize in a given period are driven by foreclosures, pre-foreclosure sales, REO activity and mortgage loan redesignations in a given period. The table below displays the components of our single-family credit loss performance metrics, as well as our single-family initial charge-off severity rate. Our credit loss performance metrics are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. In prior years, because management did not view changes in the fair value of our mortgage loans as credit losses, we adjusted our credit loss performance metrics to exclude the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. This impact on our credit loss metrics is no longer significant, hence we no longer adjust our credit loss performance metrics in this manner. The credit loss metrics presented below for all periods reflect this revised presentation. In addition, the prior period credit loss ratios have been adjusted to reflect the current year change in presentation relating to our guaranty book of business described in “Total Book of Business.”

Single-Family Credit Loss Performance Metrics
	For the Year Ended December 31,
	2017			2016			2015
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$(2,423)	8.3	bps	$(2,685)	9.3	bps	$(5,011)	17.4	bps
Adoption of Advisory Bulletin and change in accounting policy(2)	—	—		—	—		(3,555)	12.4
Foreclosed property expense	(540)	1.9		(653)	2.3		(1,723)	6.0
Credit losses and credit loss ratio	$(2,963)	10.2	bps	$(3,338)	11.6	bps	$(10,289)	35.8	bps
Single-family initial charge-off severity rate(3)		15.3%			19.7%			26.0%
___________

(1)	Basis points are based on the amount for each line item presented divided by the average single-family guaranty book of business during the period.

(2)
Our charge-offs for 2015 include the initial charge-offs associated with our adoption of the charge-off provisions of the Advisory Bulletin, as well as charge-offs relating to a change in accounting policy for nonaccrual loans.

(3)
The rate excludes any costs, gains or losses associated with REO after initial acquisition through final disposition. The rate includes charge-offs pursuant to the provisions of the Advisory Bulletin and charge-offs of property tax and insurance receivables.

Our single-family credit losses and credit loss ratio decreased in 2017 compared with 2016 primarily due to lower charge-offs as a result of lower serious delinquencies aged greater than 180 days. While the recent hurricanes have increased our overall serious delinquency rate, the impact has not yet aged sufficiently to substantially affect charge-offs.
Our single-family credit losses and credit loss ratio decreased in 2016 compared with 2015 primarily due to our adoption of the charge-off provisions of the Advisory Bulletin and a change in our accounting policy for nonaccrual loans in the first quarter of 2015. Lower charge-offs in 2016 compared with 2015 also contributed to the decrease in our credit losses and credit loss ratio in 2016.
Our single-family initial charge-off severity rate continued to decline in 2017 primarily driven by lower LTV ratios on charged-off loans.

Fannie Mae 2017 Form 10-K	100

MD&A | Business Segments

The table below displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.

Single-Family Credit Loss Concentration Analysis
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)		Percentage of Single-Family Credit Losses(2)
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Geographical distribution:
California	19%	19%	8%	2%
Florida	6	6	10	8
Illinois	4	4	9	9
New Jersey	4	4	14	16
New York	5	5	12	18
All other states	62	62	47	47
Select higher-risk products:
Alt-A loans	2	3	22	25
Vintages:(3)
2004 and prior	4	5	12	16
2005 - 2008	6	8	65	65
2009 - 2017	90	87	23	19
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

As shown above, the majority of our credit losses in 2017 continued to be driven by loans originated in 2005 through 2008. The percentage of credit losses for loans in California was higher in 2017 compared with 2016 because a large portion of the reperforming loans that were redesignated as HFS and charged off in 2017 were located in California. The percentage of our credit losses for loans in New York was lower in 2017 compared with 2016, because we charged off a greater portion of excessively delinquent loans in this state in 2016. The percentage of credit losses attributable to Alt-A loans was lower in 2017 compared with 2016. Because we discontinued the purchase of newly originated Alt-A loans in 2009, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time.
Single-Family Combined Loss Reserves
Our combined single-family loss reserves provide for an estimate of credit losses incurred in our single-family guaranty book of business, including concessions we granted borrowers upon modification of their loans. Our combined loss reserves have declined substantially from their peak and are expected to decline further in 2018; however, we expect a smaller decline in our loss reserves in the future as compared to the trend since 2013.

Fannie Mae 2017 Form 10-K	101

MD&A | Business Segments

The table below summarizes the changes in our single-family combined loss reserves, which consists of the allowance for loan losses and the reserve for guaranty losses for single-family loans.

Single-Family Combined Loss Reserves
	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$(23,639)	$(28,325)	$(36,383)	$(44,705)	$(58,809)
Benefit for credit losses	2,090	2,092	688	3,850	8,469
Charge-offs(1)	2,868	3,323	9,822	6,513	8,864
Recoveries	(445)	(638)	(1,256)	(1,436)	(2,627)
Other(2)	(29)	(91)	(1,196)	(605)	(602)
Ending balance	$(19,155)	$(23,639)	$(28,325)	$(36,383)	$(44,705)

Combined loss reserves as a percentage of single-family:
Guaranty book of business	0.65%	0.83%	1.00%	1.28%	1.55%
Recorded investment in nonaccrual loans	40.80	53.67	58.02	56.73	54.95
Certain higher risk loan categories as a percentage of single-family combined loss reserves:
2005-2008 loan vintages	78%	81%	81%	81%	84%
Alt-A loans	22	23	23	25	26
__________

(1)
Our charge-offs for 2015 include $2.5 billion of initial charge-offs associated with our adoption of the charge-off provisions of the Advisory Bulletin, as well as $1.1 billion of charge-offs relating to a change in accounting policy for nonaccrual loans.

(2)	Amounts represent changes in other loss reserves which are reflected in single-family benefit for credit losses, charge-offs and recoveries.
Troubled Debt Restructurings
The majority of our home retention strategies, including trial modifications and loans to certain borrowers who received bankruptcy relief, are classified as TDRs upon initiation. Such TDRs and other single-family loans that have been individually evaluated for impairment generally have a higher associated loan loss reserve than loans that have been collectively evaluated for impairment. The table below displays the post-modification unpaid principal balance of single-family HFI loans classified as TDRs. We expect that the home retention strategies related to single-family loans in the areas affected by the hurricanes will result in an increase in TDRs in the first quarter of 2018.

Single-Family Troubled Debt Restructuring Activity
	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Beginning balance	$165,960	$182,655	$197,299
New TDRs	9,847	9,609	12,978
Foreclosures(1)	(3,519)	(4,098)	(7,173)
Payoffs and other reductions	(28,445)	(22,206)	(20,449)
Ending balance	$143,843	$165,960	$182,655
__________

(1)	Consists of foreclosures, deeds-in-lieu of foreclosure, short sales and third-party sales.

Fannie Mae 2017 Form 10-K	102

MD&A | Business Segments

We had single-family HFS loans classified as TDRs with an unpaid principal balance of $2.6 billion as of December 31, 2017, $2.5 billion as of December 31, 2016 and $3.1 billion as of December 31, 2015.
The table below displays the single-family loans restructured in a TDR that are on accrual status and loans on nonaccrual status. The table includes our recorded investment in HFI and HFS single-family mortgage loans. For additional information, see “Note 3, Mortgage Loans.”

Single-Family Troubled Debt Restructurings and Nonaccrual Loans
	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
TDRs on accrual status	$110,043	$127,353	$140,588	$144,649	$140,512
Nonaccrual loans	46,945	44,047	48,821	64,136	81,355
Total TDRs and nonaccrual loans	$156,988	$171,400	$189,409	$208,785	$221,867
Accruing on-balance sheet loans past due 90 days or more(1)	$353	$402	$499	$585	$719

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$3,009	$4,102	$5,193	$5,943	$6,799
Interest income recognized(3)	5,705	5,996	6,493	6,808	6,570
__________

(1)
Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. The majority of these amounts consist of loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default.

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

Multifamily Business
Multifamily Primary Business Activities
Providing Liquidity for Multifamily Mortgage Loans
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities. Our Multifamily business works with our lender customers to provide funds to the mortgage market primarily by securitizing multifamily mortgage loans acquired from these lenders into Fannie Mae MBS, which are sold to investors or dealers. We also purchase multifamily mortgage loans and provide credit enhancement for bonds issued by state and local housing finance authorities to finance multifamily housing. Our Multifamily business also supports liquidity in the mortgage market through other activities, such as issuing structured Fannie Mae MBS backed by multifamily MBS and buying and selling multifamily agency mortgage-backed securities.
Key Characteristics of the Multifamily Mortgage Market and Fannie Mae’s Multifamily Business
The multifamily mortgage market and our transactions in that market have a number of key characteristics that affect our multifamily activities and distinguish them from our activities in the single-family residential mortgage market.

Fannie Mae 2017 Form 10-K	103

MD&A | Business Segments

•
Collateral: Multifamily loans are collateralized by properties that generate cash flows and effectively operate as businesses, such as garden and high-rise apartment complexes, seniors housing communities, cooperatives, dedicated student housing and manufactured housing communities.

•
Borrowers and sponsors: Multifamily borrowers are entities that are typically owned, directly or indirectly, by for-profit corporations, limited liability companies, partnerships, real estate investment trusts and individuals who invest in real estate for cash flow and expected returns in excess of their original contribution of equity. The ultimate owners of a multifamily borrower are referred to as the borrower’s “sponsors.” In this report, we refer to both the borrowing entities and their sponsors as “borrowers.” Because borrowing entities are typically single-asset entities, with the property as their only asset, in evaluating a borrowing entity we also evaluate its sponsors. Multifamily loans are generally non-recourse to the sponsors. When considering a multifamily borrower, creditworthiness is evaluated through a combination of quantitative and qualitative data including liquid assets, net worth, number of units owned, experience in a market and/or property type, multifamily portfolio performance, access to additional liquidity, debt maturities, asset/property management platform, senior management experience, reputation and lender exposure.

•
Lenders: During 2017, we executed multifamily transactions with 31 lenders. Of these, 25 lenders delivered loans to us under our DUS program described below. In determining whether to partner with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.

•	Loan size: The average size of a loan in our multifamily guaranty book of business is $10 million.

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

Delegated Underwriting and Servicing
Fannie Mae’s DUS program, which was initiated in 1988, is a unique business model in the commercial mortgage industry. Our current 25-member DUS lender network, which is comprised of large financial institutions and independent mortgage lenders, continues to be our principal source of multifamily loan deliveries. DUS lenders are pre-approved and delegated the authority to underwrite and service loans on behalf of Fannie Mae in accordance with our standards and requirements. In exchange for this authority, DUS lenders are required to share with us the risk of loss over the life of the loan, as discussed in more detail in “Multifamily Mortgage Credit Risk Management.” Since DUS lenders share in the credit risk, the servicing fee to the lenders includes compensation for credit risk. Delegation permits lenders to respond to customers more rapidly, as the lender generally has the authority to approve a loan within prescribed parameters. Our DUS model aligns the interests of the lender and Fannie Mae.
Multifamily Mortgage Servicing
Multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us. Multifamily mortgage servicers that are members of our DUS network have agreed to accept loss sharing, which we believe increases the alignment of interests between us and our multifamily loan servicers. Because of our loss-sharing arrangements with our multifamily lenders, transfers of multifamily servicing rights are infrequent, and we monitor our servicing relationships and enforce our right to approve servicing transfers. As a seller-servicer, the lender is responsible for evaluating the financial condition of properties and property owners, administering various types of agreements (including agreements regarding replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections.

Fannie Mae 2017 Form 10-K	104

MD&A | Business Segments

Multifamily Credit Risk and Credit Loss Management
Our Multifamily business:

•	Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in most multifamily transactions.

•
Works to maintain the credit quality of the multifamily book of business, prevent foreclosures, reduce costs of defaulted multifamily loans, manage our REO inventory, and pursue contractual remedies from lenders, servicers and providers of credit enhancement.

See “Multifamily Mortgage Credit Risk Management” below for discussion of our strategies for managing credit risk and credit losses on multifamily loans.
The Multifamily Markets in Which We Operate
In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population in all markets across the country, with the substantial majority of our focus on supporting rental housing that is affordable to families earning at or below the median income in their area. We serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Approximately 90% of the multifamily units we financed in 2017 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Our Multifamily business is organized and operated as an integrated commercial real estate finance business, addressing the spectrum of multifamily housing finance needs, including the need for smaller multifamily property financing and financing that serves low- and very low-income households.

•
To meet the growing need for smaller multifamily property financing, we focus on the acquisition of multifamily loans up to $3 million ($5 million in high cost areas). As of December 31, 2017, small loans represented 43% of our multifamily guaranty book of business by loan count and 6% based on unpaid principal balance.

•
To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to providing housing to families earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low- and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2017, affordable loans represented approximately 12% of our multifamily guaranty book of business, based on unpaid principal balance, including $11.3 billion in bond credit enhancements.

Multifamily Customers
Our principal multifamily lenders are mortgage banking companies, large diversified financial institutions, and banks. During 2017, we executed multifamily transactions with 31 lenders. During 2017, our top five multifamily lender customers, in the aggregate, accounted for approximately 48% of our multifamily business volume, compared with approximately 55% in 2016. Two of our customers each accounted for 10% or more of our multifamily business volume in 2017. Walker & Dunlop accounted for 14% and Berkadia accounted for 12% of our 2017 multifamily business volume.
We have a diversified funding base of domestic and international investors. Purchasers of multifamily Fannie Mae MBS include fund managers, commercial banks, pension funds, insurance companies, corporations, state and local governments, and other municipal authorities.
Multifamily Competition
Our primary competitors for the acquisition of multifamily mortgage assets and issuance of multifamily mortgage-related securities are Freddie Mac, life insurers, U.S. banks and thrifts, other institutional investors, Ginnie Mae and private-label issuers of commercial mortgage-backed securities.

Fannie Mae 2017 Form 10-K	105

MD&A | Business Segments

Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing, credit standards and loan structures, as well as investor demand for our and our competitors’ mortgage-related securities. Our competitive environment also may be affected by many other factors, such as new legislation or regulations.
Multifamily Market Share
We remained a continuous source of liquidity in the multifamily market in 2017. We owned or guaranteed approximately 20% of the outstanding debt on multifamily properties as of September 30, 2017 (the latest date for which information is available).
__________
(1) Consists of mortgage loans and Fannie Mae MBS guaranteed by our Multifamily business. Information labeled as of December 31, 2017 is as of September 30, 2017 and is based on the Federal Reserve’s December 2017 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.
Multifamily Mortgage Market
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained relatively stable during most of 2017, despite an increase in new apartment supply. Although the national estimated vacancy level increased toward the end of the year, it remained near historic lows, benefiting from steady rental demand coupled with ongoing job growth and new household formation.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.5% as of December 31, 2017, up from an estimated 5.3% as of September 30, 2017 and December 31, 2016. The national estimated multifamily vacancy rate remains below its estimated average rate of about 6% over the last 10 years.

•
Rents. Effective rents continued to increase during most of 2017, although the rate of growth slowed. National asking rents increased by an estimated 2.5% in 2017 and by an estimated 0.3% during the fourth quarter of 2017, compared with an estimated increase of 0.8% in the third quarter of 2017.

An estimated 384,000 multifamily units were added to the nation’s inventory in 2017 and demand remained steady for much of the year. Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 168,000 units in 2017, according to preliminary data from Reis, Inc.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped

Fannie Mae 2017 Form 10-K	106

MD&A | Business Segments

to increase property values in most metropolitan areas in 2017. It is estimated that approximately 446,000 new multifamily units will be completed in 2018. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a slowdown in national net absorption rates, occupancy levels and effective rents in 2018. Nevertheless, we expect the overall national rental market supply and demand to remain in balance over the longer term, based on expected construction completions, expected obsolescence and positive rental household formation trends.
Multifamily Business Metrics
Multifamily new business volume increased in 2017 compared with 2016 driven by the sustained size of the multifamily mortgage market and an increase in our market share. FHFA’s 2017 conservatorship scorecard included an objective to maintain the dollar volume of new multifamily business at or below $36.5 billion, excluding certain targeted affordable and underserved market business segments. Our Multifamily business met this objective. Approximately 46% of our multifamily new business and other rental volume of $67.1 billion for 2017 counted toward FHFA’s 2017 multifamily volume cap.
FHFA’s 2018 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $35.0 billion, excluding certain targeted affordable and underserved market business segments. As in prior years, FHFA stated that it will review its estimates of the multifamily loan origination market size on a quarterly basis and adjust the cap if necessary; however, FHFA will not reduce the cap as this could cause disruption in the market.
__________

(1)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided during the period. Excludes a transaction backed by a pool of single-family rental properties financed in the amount of $945 million during the second quarter of 2017.

Fannie Mae 2017 Form 10-K	107

MD&A | Business Segments

Multifamily Fannie Mae MBS Outstanding(1)
(Dollars in billions)
__________

(1)	Excludes a transaction backed by a pool of single-family rental properties financed in the amount of $945 million during the second quarter of 2017.

(2)	A portion of structured securities issuances may include MBS issuances in that same period.
Multifamily Fannie Mae MBS issuances and MBS outstanding increased in 2017 due to the increase in new business volume as discussed above.

Fannie Mae 2017 Form 10-K	108

MD&A | Business Segments

Multifamily Business Financial Results

Multifamily Business Financial Results
	For the Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Net interest income	$2,521	$2,285	$2,108	$236	$177
Fee and other income	849	445	712	404	(267)
Net revenues	3,370	2,730	2,820	640	(90)
Credit-related income (expense)(1)	(30)	72	201	(102)	(129)
Fair value losses, net	(23)	(41)	(262)	18	221
Administrative expenses	(346)	(323)	(339)	(23)	16
Other income (expense)(2)	(337)	296	584	(633)	(288)
Income before federal income taxes	2,634	2,734	3,004	(100)	(270)
Provision for federal income taxes	(1,683)	(603)	(660)	(1,080)	57
Less: Net income attributable to noncontrolling interest	—	—	(1)	—	1
Net income attributable to Fannie Mae	$951	$2,131	$2,343	$(1,180)	$(212)
__________

(1)	Consists of the benefit (provision) for credit losses and foreclosed property income.

(2)	Consists of investment gains (losses), gains from partnership and other income (expenses).
Net interest income
Multifamily net interest income increased in 2017 compared with 2016 and in 2016 compared with 2015 primarily due to increases in guaranty fee income. In both periods, our multifamily guaranty book of business grew and loans with higher guaranty fees became a larger part of our book, while loans with lower guaranty fees continued to liquidate.
__________

(1)
Our multifamily guaranty book of business consists of: (a) multifamily mortgage loans of Fannie Mae; (b) multifamily mortgage loans underlying Fannie Mae MBS; and (c) other credit enhancements that we provide on multifamily mortgage

Fannie Mae 2017 Form 10-K	109

MD&A | Business Segments

assets. It excludes non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.
Fee and other income
Fee and other income in all periods presented was primarily driven by yield maintenance fees resulting from prepayment activity.
Credit-related income (expense)
The shift to credit-related expense in 2017 from credit-related income in 2016 was primarily driven by an increase in the allowance for loan losses, which included approximately $50 million in estimated losses from the hurricanes.
Credit-related income decreased in 2016 compared with 2015 primarily driven by lower gains on sale of multifamily REO properties.
Fair value losses, net
Fair value losses in 2017 and 2016 were primarily driven by losses on commitments to sell multifamily mortgage-related securities as a result of increases in prices during the commitment periods. Fair value losses in 2015 were primarily due to higher losses on trading securities as a result of widening spreads on other mortgage-related securities.
Other income (expense)
Investment gains decreased in 2017 compared with 2016 primarily driven by higher gains on the sale of available-for-sale securities in 2016. In addition, gains from partnership investments decreased in 2017 compared with 2016 and 2015 as the number of our multifamily partnership investments continued to decline in each period.
Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily book of business is influenced by:

•	the current and anticipated cash flows from the property;

•	the type and location of the property;

•	the condition and value of the property;

•	the financial strength of the borrower;

•	market trends and growth; and

•	the structure of the financing.
These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.
We exclude from the multifamily credit statistics reported below approximately 1% of our multifamily guaranty book of business for which our loan level information is incomplete as of December 31, 2017 and 2016.
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on our multifamily guaranty book of business, with oversight from our Enterprise Risk Management division. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by a Fannie Mae-approved lender and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 98% of our multifamily guaranty book of business as of December 31, 2017, compared with 97% as of December 31, 2016 and 2015.
We use credit enhancement arrangements, primarily lender risk-sharing, for our multifamily loans. Lenders in the DUS program typically share in loan level credit losses in one of two ways:

•	they bear losses up to the first 5% of the unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or

•	they share up to one-third of the losses on a pro rata basis with us.

Fannie Mae 2017 Form 10-K	110

MD&A | Business Segments

Non-DUS lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance. These risk-sharing agreements not only transfer credit risk, but also better align our interests with those of the lenders.
As of December 31, 2017, 96% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing, compared with 94% as of December 31, 2016. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2017 and 2016.
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
The table below displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.

Multifamily Guaranty Book of Business Key Risk Characteristics
	As of December 31,
	2017	2016	2015
Weighted average original LTV ratio	67%	67%	66%
Original LTV ratio greater than 80%	2	2	3
Original DSCR less than or equal to 1.10	14	14	11
The percentage of our multifamily guaranty book of business with an original DSCR less than or equal to 1.10 was higher as of December 31, 2017 and 2016 than as of December 31, 2015, due to:

•	a higher level of business volume in 2016 and 2017 funded with adjustable-rate mortgages, which are underwritten at higher interest rates than the actual current rates at the time of underwriting; and

•
a higher percentage of loans with interest-only periods, which are underwritten using conservative debt service payments. We consider the impact of interest-only periods in our underwriting analysis and prudently manage this credit risk.

Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We track credit risk characteristics to determine the loan credit quality indicators, which are the internal risk categories and are further discussed in “Note 3, Mortgage Loans.” The credit risk characteristics we use to help determine the internal risk categories include:

•	the physical condition of the property;

•	delinquency status;

•	the relevant local market and economic conditions that may signal changing risk or return profiles; and

•	other risk factors.
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

Fannie Mae 2017 Form 10-K	111

MD&A | Business Segments

foreclosures related to loans maturing in the near term. The primary asset management responsibilities for our multifamily loans are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ performance for compliance with our asset management criteria.
As part of our ongoing credit risk management process, we require lenders to provide quarterly and annual financial updates for the loans where we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of December 31, 2017 and 2016. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
This section describes the following:

•	delinquency statistics on our problem loans;

•	our multifamily credit loss performance;

•	multifamily loss reserves;

•	troubled debt loan restructurings resulting from loan modifications; and

•	REO management.
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.11% as of December 31, 2017 and 0.05% as of December 31, 2016. The impact of the hurricanes in the third quarter of 2017 resulted in an increase in our multifamily delinquency rate in the latter part of the year. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
Multifamily Credit Losses and Recoveries
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial charge-off severity rate. For a description of changes to the table below from prior periods presented, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Other Single-Family Credit Information—Credit Loss Performance and Concentration Metrics."

Multifamily Credit Loss Performance Metrics
	For the Year Ended December 31,
	2017			2016			2015
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$—	—	bps	$(5)	0.2	bps	$(38)	1.9	bps
Foreclosed property income	19	(0.7)		9	(0.4)		94	(4.6)
Credit losses and credit loss ratio(2)	$19	(0.7)	bps	$4	(0.2)	bps	$56	(2.7)	bps
Multifamily initial charge-off severity rate(3)		4.5%			14.9%			22.5%
___________

(1)	Basis points are based on the amount for each line item presented divided by the average multifamily guaranty book of business during the period.

(2)	Positive credit losses and negative credit loss ratios are the result of recoveries on previously charged-off amounts.

(3)	Rate excludes any costs, gains or losses associated with REO after initial acquisition through final disposition and is net of risk sharing agreements.

Fannie Mae 2017 Form 10-K	112

MD&A | Business Segments

Multifamily Combined Loss Reserves
The table below summarizes the changes in our multifamily combined loss reserves, which consists of the allowance for loan losses and the reserve for guaranty losses for multifamily loans.

Multifamily Combined Loss Reserves
	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$(196)	$(265)	$(404)	$(590)	$(1,217)
Benefit (provision) for credit losses	(49)	63	107	114	480
Charge-offs	3	11	42	76	153
Recoveries	(3)	(6)	(4)	—	—
Other(1)	—	1	(6)	(4)	(6)
Ending balance	$(245)	$(196)	$(265)	$(404)	$(590)

Combined loss reserves as a percentage of multifamily guaranty book of business	0.09%	0.08%	0.12%	0.20%	0.29%
__________

(1)	Amounts represent changes in other loss reserves which are reflected in multifamily benefit (provision) for credit losses, charge-offs and recoveries.
Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the composition of multifamily loans restructured in a TDR that are on accrual status and multifamily loans on nonaccrual status. The table includes our recorded investment in HFI and HFS multifamily mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Multifamily Troubled Debt Restructurings and Nonaccrual Loans
	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
TDRs on accrual status	$87	$141	$376	$645	$715
Nonaccrual loans	424	403	591	823	2,209
Total TDRs and nonaccrual loans	$511	$544	$967	$1,468	$2,924

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(1)	$17	$21	$34	$2	$6
Interest income recognized(2)	7	9	18	78	140
__________

(1)
Represents the amount of interest income we did not recognize, but would have recognized during the period for nonaccrual loans and TDRs on accrual status as of the end of each period had the loans performed according to their original contractual terms.

(2)
Represents interest income recognized during the period, including the amortization of any deferred cost basis adjustments, for loans classified as either nonaccrual loans or TDRs on accrual status as of the end of each period. Includes primarily amounts accrued while the loans were performing and cash payments received on nonaccrual loans.

Fannie Mae 2017 Form 10-K	113

MD&A | Business Segments

REO Management
The number of multifamily foreclosed properties held for sale remained low at 11 properties with a carrying value of $66 million as of December 31, 2017, compared with 13 properties with a carrying value of $85 million as of December 31, 2016.

Liquidity and Capital Management
Liquidity Management
Our business activities require that we maintain adequate liquidity to fund our operations. Our liquidity risk management framework is designed to address our liquidity risk, which is the risk that we will not be able to meet our funding obligations in a timely manner. Liquidity risk management involves forecasting funding requirements, maintaining sufficient capacity to meet our needs based on our ongoing assessment of financial market liquidity and adhering to our regulatory requirements.
Primary Sources and Uses of Funds
Our primary source of funds is proceeds from the issuance of short-term and long-term debt securities. Accordingly, our liquidity depends largely on our ability to issue unsecured debt in the capital markets. Our status as a government-sponsored enterprise and federal government support of our business continue to be essential to maintaining our access to the unsecured debt markets.
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

Our primary uses of funds include:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans (including delinquent loans from MBS trusts), mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	dividend payments made to Treasury on the senior preferred stock;

•	net payments on derivative instruments;

•	the pledging of collateral under derivative instruments;

•	administrative expenses;

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations;

•	payments of federal income taxes;

•	payments to specified HUD and Treasury funds; and

•	payments of TCCA fees to Treasury.

Fannie Mae 2017 Form 10-K	114

MD&A | Liquidity and Capital Management

Liquidity Risk Management Practices and Contingency Planning
Our liquidity position could be adversely affected by many factors, both internal and external to our business, including:

•	actions taken by FHFA, the Federal Reserve, Treasury or other government agencies;

•	legislation relating to us or our business;

•	a U.S. government payment default on its debt obligations;

•	a downgrade in the credit ratings of our senior unsecured debt or the U.S. government’s debt from the major ratings organizations;

•	a systemic event leading to the withdrawal of liquidity from the market;

•	an extreme market-wide widening of credit spreads;

•	public statements by key policy makers;

•	a significant decline in our net worth;

•	potential investor concerns about the adequacy of funding available to us under the senior preferred stock purchase agreement;

•	loss of demand for our debt, or certain types of our debt, from a major group of investors;

•	a significant credit event involving one of our major institutional counterparties;

•	a sudden catastrophic operational failure in the financial sector; or

•	elimination of our status as a government-sponsored enterprise.
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

•
within our other investments portfolio a daily balance of U.S. Treasury securities and/or cash with the Federal Reserve Bank of New York that has a redemption amount of at least 50% of our average projected 30-day cash needs over the previous three months; and

•	a liquidity profile that meets or exceeds our projected 365-day net cash needs with liquidity holdings and unencumbered agency mortgage securities.
As of December 31, 2017, we were in compliance with our liquidity risk management framework and practices set forth above.
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
See “Other Investments Portfolio” and “Unencumbered Mortgage Portfolio” for further discussions of our alternative sources of liquidity if our access to the debt markets were to become limited.
While our liquidity contingency planning attempts to address stressed market conditions and our status under conservatorship and Treasury arrangements, we believe that our liquidity contingency plans may be difficult or impossible to execute for a company of our size in our circumstances. See “Risk Factors” for a description of the risks associated with our liquidity contingency planning.

Fannie Mae 2017 Form 10-K	115

MD&A | Liquidity and Capital Management

Debt Funding
We separately present the debt from consolidations (“debt of consolidated trusts”) and the debt issued by us (“debt of Fannie Mae”) in our consolidated balance sheets. Our discussion regarding debt funding in this section focuses on the debt of Fannie Mae. We fund our business primarily through the issuance of a variety of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll over,” or refinancing, risk on our outstanding debt.
Our debt securities are actively traded in the over-the-counter market. We have a diversified funding base of domestic and international investors. Purchasers of our debt securities are geographically diversified and include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, corporations, state and local governments, and other municipal authorities. We compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the FHLBs.
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
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was $407.2 billion in 2017. As of December 31, 2017, our aggregate indebtedness totaled $277.5 billion. Our debt limit in 2018 is $346.1 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.
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

Fannie Mae 2017 Form 10-K	116

MD&A | Liquidity and Capital Management

The chart and table below display information on our outstanding short-term and long-term debt of Fannie Mae based on original contractual maturity. The amount of our outstanding short-term and long-term debt of Fannie Mae decreased in 2017 compared with 2016 primarily due to lower funding needs as our retained mortgage portfolio continued to decrease.

Selected Debt Information
	As of December 31,
	2016	2017
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.49%	1.18%
Interest rate on long-term debt, including portion maturing within one year	2.31%	2.40%
Interest rate on callable long-term debt	1.89%	2.31%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	146	123
Weighted-average maturity of debt maturing in more than one year (in months)	56	57
Other Data
Outstanding callable debt	$77.3	$72.3
Connecticut Avenue Securities debt(2)	$16.5	$22.5

__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis adjustments and fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized cost basis adjustments and fair value adjustments of $788 million and $1.8 billion as of December 31, 2017 and 2016, respectively.

(2)
See “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” for information regarding our Connecticut Avenue Securities.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
For information on the maturity profile of our outstanding long-term debt for each of the years 2018 through 2022 and thereafter, see “Note 7, Short-Term and Long-Term Debt.”

Fannie Mae 2017 Form 10-K	117

MD&A | Liquidity and Capital Management

Fannie Mae Debt Funding Activity
The table below displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption.
The increase in our issuances and payoffs of short-term debt during 2017 compared with 2016 and 2015 was driven by our utilization of short-term notes with overnight maturities throughout all of 2017. The decrease in our issuances and pay-offs of long-term debt during 2017 compared with 2016 and 2015 was primarily due to decreased funding needs, as well as declines in call activity due to a higher interest rate environment.

Activity in Debt of Fannie Mae
	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$707,834	$588,082	$182,358
Weighted-average interest rate	0.85%	0.19%	0.16%
Long-term:(1)
Amount	$30,746	$118,516	$76,268
Weighted-average interest rate	2.47%	1.60%	1.48%
Total issued:
Amount	$738,580	$706,598	$258,626
Weighted-average interest rate	0.92%	0.42%	0.55%
Paid off during the period:(2)
Short-term:
Amount	$709,446	$624,169	$216,340
Weighted-average interest rate	0.79%	0.22%	0.10%
Long-term:(1)
Amount	$80,513	$142,826	$117,350
Weighted-average interest rate	2.44%	1.97%	1.39%
Total paid off:
Amount	$789,959	$766,995	$333,690
Weighted-average interest rate	0.96%	0.54%	0.55%
__________

(1)
Includes credit risk-sharing securities issued under our CAS series. For information on our credit risk transfer transactions, see “Business Segments—Single Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”

(2)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Many factors could affect the amount, mix and cost of our debt funding, reduce demand for our debt securities, increase our liquidity or roll over risk, or have a material adverse impact on our liquidity, financial condition and results of operations, including:

•	changes or perceived changes in federal government support of our business;

•	our status as a government-sponsored enterprise;

•	future changes or disruptions in the financial markets;

Fannie Mae 2017 Form 10-K	118

MD&A | Liquidity and Capital Management

•	a change or perceived change in the creditworthiness of the U.S. government, due to our reliance on the U.S. government’s support; or

•	a downgrade in our credit ratings.
We believe that continued federal government support of our business, as well as our status as a government-sponsored enterprise, are essential to maintaining our access to debt funding. See “Risk Factors” for a discussion of the risks we face relating to:

•	the uncertain future of our company;

•	our reliance on the issuance of debt securities to obtain funds for our operations and the relative cost to obtain these funds;

•	our liquidity contingency plans; and

•	our credit ratings.
Also see “Business—Legislation and Regulation—Housing Finance Reform” for a description of recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA.
The table below displays additional information for each category of our short-term debt based on its original contractual terms.

Outstanding Short-Term Debt(1)
	2017	2016	2015
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase:
Amount outstanding, as of December 31	$—	$—	$62
Weighted-average interest rate	—%	—%	—%
Average outstanding, during the year(2)	$106	$209	$42
Weighted-average interest rate	0.34%	—%	—%
Maximum outstanding, during the year(3)	$1,138	$2,090	$271

Total short-term debt of Fannie Mae:
Amount outstanding, as of December 31	$33,377	$34,995	$71,007
Weighted-average interest rate	1.18%	0.49%	0.26%
Average outstanding, during the year(2)	$29,545	$51,061	$88,842
Weighted-average interest rate	0.85%	0.37%	0.17%
Maximum outstanding, during the year(3)	$39,317	$67,444	$107,690
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding has been calculated using daily balances.

(3)	Maximum outstanding represents the highest daily outstanding balance during the year.

Fannie Mae 2017 Form 10-K	119

MD&A | Liquidity and Capital Management

Contractual Obligations
The table below displays, by remaining maturity, our future cash obligations related to our long term debt, announced calls, operating leases, purchase obligations and other material non-cancelable contractual obligations.

Contractual Obligations
	Payment Due by Period as of December 31, 2017
	Total	Less than 1 Year	1 to < 3 Years	3 to 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations(1)	$243,375	$53,932	$101,472	$32,408	$55,563
Contractual interest on long-term obligations(2)	37,359	5,109	8,403	6,285	17,562
Operating lease obligations(3)	868	41	104	114	609
Purchase obligations:
Mortgage commitments(4)	73,130	73,130	—	—	—
Other purchase obligations(5)	243	98	130	15	—
Other liabilities reflected in the consolidated balance sheet(6)	982	964	18	—	—
Total contractual obligations	$355,957	$133,274	$110,127	$38,822	$73,734
__________

(1)
Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude $3.1 trillion in long-term debt of consolidated trusts. Amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $752 million.

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

(6)
Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2017, see “Total Book of Business” and “Off-Balance Sheet Arrangements.” Includes unrecognized tax benefits, cash received as collateral and future cash payments due under our contractual obligations to fund low-income housing tax credit partnership investments and other partnerships that are unconditional and legally binding, which are included in our consolidated balance sheets under “Other liabilities.”

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
Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates based on changes in our cash flows, liquidity in the fixed income markets and our liquidity risk management framework and practices.

Fannie Mae 2017 Form 10-K	120

MD&A | Liquidity and Capital Management

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

Fannie Mae 2017 Form 10-K	121

MD&A | Liquidity and Capital Management

The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
December 31, 2017
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
Cash Flows
Year Ended December 31, 2017. Cash and cash equivalents increased by $6.9 billion from $25.2 billion as of December 31, 2016 to $32.1 billion as of December 31, 2017. The increase was primarily driven by cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Partially offsetting these cash inflows were cash outflows from (1) the purchase of Fannie Mae MBS from third parties and (2) the redemption of funding debt, which outpaced issuances due to lower funding needs.
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
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We report GAAP net worth and the deficit of our core capital over statutory minimum capital in our periodic reports on Form 10-Q and Form 10-K. For information on our minimum capital requirements see “Note 12, Regulatory Capital Requirements.”
Capital Activity
A fourth quarter 2017 dividend of $648 million on the senior preferred stock was declared by FHFA and subsequently paid by us to Treasury on December 29, 2017, bringing our senior preferred stock dividends paid in 2017 to $12.0 billion. The terms of our senior preferred stock provide for quarterly dividends to accumulate at a rate equal to our net worth less an applicable capital reserve amount. The capital reserve amount was $600 million for dividend periods in 2017. The dividend provisions of the senior preferred stock were modified in December 2017 pursuant to a letter agreement that:

•	increased the applicable capital reserve amount to $3.0 billion for dividend periods beginning January 1, 2018; and

Fannie Mae 2017 Form 10-K	122

MD&A | Liquidity and Capital Management

•
reduced the dividend payment for the fourth quarter of 2017 by $2.4 billion; therefore, instead of paying a dividend of approximately $3.0 billion to Treasury as provided for under the prior terms of the senior preferred stock, we paid a dividend of $648 million for the fourth quarter of 2017.

Because we had a net worth deficit of $3.7 billion as of December 31, 2017, no dividend will be payable to Treasury on the senior preferred stock for the first quarter of 2018 and we expect the Director of FHFA will submit a request to Treasury on our behalf for $3.7 billion to eliminate our net worth deficit.
We had no capital reserves as of December 31, 2017 and our ability to rebuild our capital reserves in future periods is limited. The dividend provisions of the senior preferred stock permit us to retain only up to $3.0 billion in future earnings as capital reserves, provided our conservator directs us to declare and pay senior preferred stock dividends in full in the future.
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. After we receive the additional funds requested from Treasury to eliminate our net worth deficit as of December 31, 2017, the maximum amount of remaining funding under the agreement will be $113.9 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us from Treasury under the agreement.
See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” for a discussion of the risks associated with the limit on our capital reserves.

Off-Balance Sheet Arrangements
We enter into certain business arrangements to facilitate our statutory purpose of providing liquidity to the secondary mortgage market and to reduce our exposure to interest rate fluctuations. Some of these arrangements are not recorded in our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the transaction, depending on the nature or structure of, and the accounting required to be applied to, the arrangement. These arrangements are commonly referred to as “off-balance sheet arrangements” and expose us to potential losses in excess of the amounts recorded in our consolidated balance sheets.
Our off-balance sheet arrangements result primarily from the following:

•	our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments over which we do not have control;

•	liquidity support transactions; and

•	partnership interests.
Our off-balance sheet exposure to credit losses is primarily related to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. This exposure was $25.1 billion as of December 31, 2017 and $27.9 billion as of December 31, 2016.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.

•
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $9.2 billion as of December 31, 2017 and $10.4 billion as of December 31, 2016. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.

•
We have historically made investments in various limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities. When we are not the primary beneficiary, our consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities.

Fannie Mae 2017 Form 10-K	123

MD&A | Risk Management

Risk Management
Our business activities expose us to the following three major categories of risk: credit risk, market risk (including interest rate and liquidity risk), and operational risk (including cybersecurity, third-party and model risk). We are also exposed to strategic risk, compliance risk and reputational risk. We seek to actively manage and monitor these risks by using an established risk management program, which is aligned with the principles set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Enterprise Risk Management: Integrating with Strategy and Performance framework. Our risk management program provides the basis for the principles that govern our risk management activities.

•
Credit Risk. Credit risk is the risk of loss resulting from the failure of a borrower or institutional counterparty to honor its financial or contractual obligations, resulting in a potential loss of earnings. In regards to financial securities or instruments, credit risk is the risk of not receiving principal, interest or any other financial obligation on a timely basis, for any reason. Our credit risk exposure exists primarily in connection with our total book of business and our institutional counterparties.

•
Market Risk. Market risk is the risk of loss resulting from changes in the economic environment. Two significant market risks we face and actively manage are interest rate risk and liquidity risk. Interest rate risk is the risk of loss from adverse changes in the value of our assets or liabilities or our future earnings due to changes in interest rates. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner.

•
Operational Risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. This definition includes legal risk, but excludes strategic and reputational risk.

•
Strategic Risk. Strategic risk is the risk of loss resulting from an unsuccessful business plan or strategy. This risk is a function of compatibility of the strategic goals, the business strategies developed to achieve those goals, the resources deployed against those goals, external market forces and the quality of implementation.

•
Compliance Risk. Compliance risk is the risk to our financial condition and resilience arising from violations of the laws or regulations, or from nonconformance with prescribed practices, MBS trusts, internal policies and procedures, or ethical standards. This risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts, as well as a diminished reputation.

•	Reputational Risk. Reputational risk is the risk to our financial condition, brand value and resilience arising from negative public opinion.
For a description of additional risks facing our business that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, see “Risk Factors.”
Our risk management program is comprised of five inter-related components that are designed to work together as a comprehensive risk management system aimed at enhancing our performance.

•
Risk Governance and Culture. We set and carry out our strategy and business objectives in alignment with our vision and values. These values promote a culture through which we define how we want to conduct business and how we work to achieve our business objectives. Through our risk governance structure, we define and establish authority, responsibility and accountability for risk management. Risks are managed through the execution of control activities that include delegations of authority, risk committees, risk policies, risk appetite and limits or thresholds, which are designed to act in collaboration with each other.

•
Risk, Strategy and Objective Setting. Enterprise risk management is integrated with our strategy and business objectives. This integration provides insight into the risk profile associated with the strategy and its execution.

•
Risk in Pursuing Objectives. We identify and assess risks generated through the pursuit of our strategy and business objectives, and then respond to them appropriately. Because risk originates from various sources and the responses may differ, the process of identifying, assessing and responding to risks is performed across the company.

Fannie Mae 2017 Form 10-K	124

MD&A | Risk Management

•
Risk Review and Revision. We review our risk management program at least annually and update it as appropriate based on internal or external changes to the business. We also monitor our risk management performance to identify improvement opportunities for enterprise risk management components at all levels of the company.

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

•
First line of defense. The first line of defense includes any group that generates risk from its business activities. Each group is responsible for identifying, assessing, responding to, monitoring and reporting risks arising from the operations or activities and systems for which they are accountable. The first line of defense is also responsible for conforming to the risk appetite, policies, standards, and limits or thresholds approved by FHFA, the Board and the relevant management-level risk committee.

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

•
Management-Level Risk Committees. Management-level risk committees include members of management from the first and second line of defense functions. These committees support governance through policy approval and the establishment of risk parameters within which the business must operate. They provide a forum for discussing and documenting risks and risk responses, and communicating across functional lines to enhance risk management. The committees are also used to escalate risk decisions that are not in the ordinary course of business or that may result in new or unusual risk exposure. Our primary management-level risk committees are the Enterprise Risk Committee, the Asset and Liability Committee, the Capital Committee, the Single-Family Risk Committee, the Multifamily Risk Committee, the Operational Risk Committee, the Third Party Risk Committee and the Model Risk Oversight Committee.

Fannie Mae 2017 Form 10-K	125

MD&A | Risk Management

Mortgage Credit Risk Management
Mortgage credit risk is the risk of loss resulting from the failure of a borrower to make required mortgage payments. We are exposed to credit risk on our book of business because we either hold mortgage assets, have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets or provided other credit enhancements on mortgage assets. For a discussion of our single-family mortgage credit risk management, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management.” For a discussion of our multifamily mortgage credit risk management, see “Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Institutional Counterparty Credit Risk Management
Overview
Institutional counterparty credit risk is the risk of loss resulting from the failure of an institutional counterparty to fulfill its contractual obligations to us. Our primary exposure to institutional counterparty credit risk exists with our:

•	credit guarantors, including mortgage insurers, mortgage reinsurers and multifamily lenders with risk sharing arrangements;

•	mortgage sellers and servicers;

•	financial institutions that issue investments included in our other investments portfolio; and

•	derivatives counterparties.
We routinely enter into a high volume of transactions with counterparties in the financial services industry resulting in a significant credit concentration to this industry. Many of our institutional counterparties provide several types of services for us. Our overall objective in managing institutional counterparty credit risk is to maintain individual and portfolio-level counterparty exposures within acceptable ranges based on our risk-based rating system. We achieve this objective through the following:

•	establishment and observance of counterparty eligibility standards appropriate to each exposure type and level;

•	establishment of risk limits;

•	requiring collateralization of exposures where appropriate; and

•	exposure monitoring and management.
See “Risk Factors” for additional discussion of the risks to our business if one or more of our institutional counterparties fails to fulfill their contractual obligations to us.
Establishment and Observance of Counterparty Eligibility Standards
The institutions with which we do business vary in size, complexity and geographic footprint. Because of this, counterparty eligibility criteria vary depending upon the type and magnitude of the risk exposure incurred. We use a risk-based approach to assess the credit risk of our counterparties through regular examination of their financial statements, confidential communication with the management of those counterparties and regular monitoring of publicly available credit rating information. This and other information is used to develop proprietary credit rating metrics used to assess credit quality. Factors including corporate or third-party support or guaranties, our knowledge of the counterparty and its management, reputation, quality of operations and experience are also important in determining the initial and continuing eligibility of a counterparty.
Establishment of Risk Limits
Institutions are assigned a risk limit to ensure that our risk exposure is maintained at a level appropriate for the institution’s credit assessment and the time horizon for the exposure, as well as to diversify exposure so that we adequately manage our concentration risk. A corporate risk limit is first established at the counterparty level for the aggregate of all activity and then is divided among our individual business units. Our business units may further subdivide limits among products or activities.

Fannie Mae 2017 Form 10-K	126

MD&A | Risk Management

Collateralization of Exposures
We may require collateral, letters of credit or investment agreements as a condition to approving exposure to a counterparty. Collateral requirements are determined after a comprehensive review of the credit quality and the level of risk exposure of each counterparty. We may require that a counterparty post collateral in the event of an adverse event such as a ratings downgrade. Collateral requirements are monitored and adjusted daily.
Exposure Monitoring and Management
The risk management functions of the individual business units are responsible for managing the counterparty exposures associated with their activities within risk limits. An oversight team within the Chief Risk Office is responsible for establishing and enforcing corporate policies and procedures regarding counterparties, establishing corporate limits, and aggregating and reporting institutional counterparty exposure. We regularly update exposure limits for individual institutions and communicate changes to the relevant business units. We regularly report exposures against the risk limits to the Risk Policy and Capital Committee of the Board of Directors.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Our primary exposure associated with mortgage insurers is that they will fail to fulfill their obligations to reimburse us for claims under our insurance policies.
Actions we take to manage this risk include:

•
Maintaining eligibility requirements that an insurer must meet to become and remain a qualified mortgage insurer. FHFA’s 2018 conservatorship scorecard includes an objective to evaluate existing private mortgage insurer eligibility requirements and decide whether changes or updates are appropriate.

•
Regularly monitoring our exposure to individual mortgage insurers and mortgage insurer credit ratings. Our monitoring of the mortgage insurers includes in-depth financial reviews and analyses of the insurers’ portfolios and capital adequacy under hypothetical stress scenarios.

•	Requiring a certification and supporting documentation annually from each mortgage insurer.

•	Performing periodic reviews of mortgage insurers to confirm compliance with eligibility requirements and to evaluate their management, control and underwriting practices.
In describing our mortgage insurance coverage, “risk in force” refers to the maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy. As of December 31, 2017, our total mortgage insurance risk in force was $138.5 billion, or 5% of our single-family guaranty book of business, compared with $126.2 billion, or 4% of our single-family guaranty book of business, as of December 31, 2016.

Fannie Mae 2017 Form 10-K	127

MD&A | Risk Management

The charts below display our mortgage insurer counterparties that provided approximately 10% or more of the risk in force mortgage insurance coverage on the single-family loans in our guaranty book of business.
Mortgage Insurer Concentration(1)

Arch Capital Group Ltd.	Radian Guaranty, Inc.	Mortgage Guaranty Insurance Corp.

Genworth Mortgage Insurance Corp.(2)	Essent Guaranty, Inc.	Others

__________

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.

(2)
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

Insurance in force refers to the unpaid principal balance of single-family loans in our guaranty book of business covered under the applicable mortgage insurance policies. Our total mortgage insurance in force was $544.7 billion, or 19% of our single-family guaranty book of business, as of December 31, 2017, compared with $496.7 billion, or 17% of our single-family guaranty book of business, as of December 31, 2016.
Our total mortgage insurance risk in force and insurance in force excludes insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals.
Of our total risk in force coverage, 4% as of December 31, 2017, compared with 6% as of December 31, 2016, was held with three mortgage insurers that are in run-off, and therefore are no longer approved to write new insurance with us. See “Risk Factors” for a discussion of the risks to our business of claims under our mortgage insurance policies not being paid in full or at all, including the risks associated with our three mortgage insurance counterparties that are in run-off.
Mortgage Reinsurers
We use credit insurance risk transfer, or CIRT, deals to transfer credit risk on a pool of loans to an insurance provider that retains the risk, or to an insurance provider that simultaneously cedes all of its risk to one or more reinsurers. In CIRT transactions, we select the insurance providers and approve the allocation of coverage that may be simultaneously transferred to reinsurers by a direct provider of our CIRT insurance coverage. We take certain steps to increase the likelihood that we will recover on the claims we file with the insurers, including the following:

•	In our approval and selection of CIRT insurers and reinsurers, we take into account the financial strength of those companies and the concentration risk that we have with those counterparties.

Fannie Mae 2017 Form 10-K	128

MD&A | Risk Management

•
We monitor the financial strength of CIRT insurers and reinsurers to confirm compliance with our requirements and to minimize potential exposure. Changes in the financial strength of an insurer or reinsurer may impact our future allocation of new CIRT insurance coverage to those providers. In addition, a material deterioration of the financial strength of a CIRT insurer or reinsurer may permit us to terminate existing CIRT coverage pursuant to terms of the CIRT insurance policy.

•
We require a portion of the insurers’ or reinsurers’ obligations in a CIRT transaction to be collateralized with highly-rated liquid assets held in a trust account. The required amount of collateral is initially determined according to the ratings of the insurer or reinsurer. There are contractual provisions that require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade.

The charts below display the concentration of our credit risk exposure to our top five CIRT counterparties, measured by maximum liability to us, excluding the benefit of collateral we hold to secure the counterparties’ obligations.
CIRT Counterparty Concentration

Top 5	Others

•	As of December 31, 2017, our CIRT counterparties had a maximum liability to us of $5.4 billion.

•	$1.4 billion in liquid assets securing CIRT counterparties’ obligations were held in trust accounts as of December 31, 2017.

•	Our top five CIRT counterparties had a maximum liability to us of $3.1 billion as of December 31, 2017, compared with $2.2 billion as of December 31, 2016.
Our CIRT counterparty credit concentration decreased in 2017 as we were able to attract additional approved reinsurers that chose to write us new CIRT coverage. For information on our credit risk transfer transactions, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $63.4 billion as of December 31, 2017, compared with $54.8 billion as of December 31, 2016. As of December 31, 2017 and December 31, 2016, 43% of our maximum potential loss recovery on multifamily loans was from four DUS lenders.
As noted above in “Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial

Fannie Mae 2017 Form 10-K	129

MD&A | Risk Management

institutions. As of December 31, 2017, approximately 34% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 35% as of December 31, 2016. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Mortgage Servicers and Sellers
Mortgage Servicers
The primary risk associated with mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS is that they will fail to fulfill their servicing obligations. See “Business Segments—Single-Family Business—Single-Family Mortgage Servicing” for more discussion on the services performed by our mortgage servicers.
A servicing contract breach could result in credit losses for us or could cause us to incur the cost of finding a replacement servicer. We likely would incur costs and potential increases in servicing fees and could also face operational risks if we replace a mortgage servicer. If a mortgage servicer defaults, it could result in a temporary disruption in servicing and loss mitigation activities relating to the loans serviced by that mortgage servicer, particularly if there is a loss of experienced servicing personnel. See “Risk Factors” for a discussion of additional risks to our business and financial results associated with mortgage servicers.
We mitigate these risks in several ways, including:

•	establishing minimum standards and financial requirements for our servicers;

•	monitoring financial and portfolio performance as compared with peers and internal benchmarks; and

•	for our largest mortgage servicers, conducting periodic on-site and financial reviews to confirm compliance with servicing guidelines and mortgage servicing performance.
We may take one or more of the following actions to mitigate our credit exposure to mortgage servicers that present a higher risk:

•	require guaranty of obligations by higher-rated entities;

•	transfer exposure to third parties;

•	require collateral;

•	establish more stringent financial requirements;

•	work on-site with underperforming major servicers to improve operational processes; and

•	suspend or terminate the selling and servicing relationship if deemed necessary.
A large portion of our single-family guaranty book is serviced by non-depository servicers, particularly our delinquent single-family loans. Compared with depository financial institutions, these institutions pose additional risks to us because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage servicer counterparties, which are mostly depository institutions.

Fannie Mae 2017 Form 10-K	130

MD&A | Risk Management

The charts below display the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers.
Single-Family Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

•	As of December 31, 2017, Wells Fargo, N.A., together with its affiliates, serviced approximately 18% of our single-family guaranty book of business, compared with 17% as of December 31, 2016.
The charts below display the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers.
Multifamily Mortgage Servicer Concentration

Top 5	Others

•	As of December 31, 2017 and 2016, Wells Fargo, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business.
Repurchase Requests
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. In

Fannie Mae 2017 Form 10-K	131

MD&A | Risk Management

addition, we acquire a portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. Failure by a significant mortgage seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition. See “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Repurchase Requests,” for additional information regarding repurchase requests and the balance of our outstanding repurchase requests as of December 31, 2017.
Counterparty Credit Exposure of Investments Held in our Other Investments Portfolio
The primary credit exposure associated with investments held in our other investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. If one of these counterparties fails to meet its obligations to us under the terms of the investments, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth. We believe the risk of default is low because our other investments portfolio consists of instruments that are broadly traded in the financial markets including: cash and cash equivalents, securities purchased under agreements to resell or similar arrangements, and U.S. Treasury securities.
As of December 31, 2017, our other investments portfolio totaled $80.8 billion and included $29.2 billion of U.S. Treasury securities. As of December 31, 2016, our other investments portfolio totaled $88.0 billion and included $32.3 billion of U.S. Treasury securities. We mitigate our risk by monitoring the credit risk position of our other investments portfolio. As of December 31, 2017, we held $5.3 billion in overnight unsecured deposits with four financial institutions, compared with $2.0 billion held with two financial institutions as of December 31, 2016. The short-term credit ratings for each of these financial institutions by S&P, Moody’s and Fitch were at least A-1 or the Moody’s or Fitch equivalent of A-1.
See “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio” for more information on our other investments portfolio.
Derivative Counterparty Credit Exposure
The primary credit exposure that we have on a derivative transaction is that a counterparty will default on payments due, which could result in us having to acquire a replacement derivative from a different counterparty at a higher cost or we may be unable to find a suitable replacement. Our derivative counterparty credit exposure relates principally to interest rate derivative contracts.
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
Actions we take to manage our derivative counterparty credit exposure relating to our OTC derivative transactions include:

•	Entering into enforceable master netting arrangements with these counterparties. These arrangements allow us to net derivative assets and liabilities with the same counterparty.

•	Requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
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

Fannie Mae 2017 Form 10-K	132

MD&A | Risk Management

We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists.
As of December 31, 2017, we had thirteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements, compared with sixteen counterparties as of December 31, 2016. We had outstanding notional amounts with all of these counterparties, and the highest concentration by total outstanding notional amount was approximately 8% as of December 31, 2017 and 9% as of December 31, 2016.
Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure to credit loss on derivative instruments was $21 million as of December 31, 2017 and $54 million as of December 31, 2016.
See “Note 8, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2017 and 2016.
Other Counterparties
We describe below some other counterparties to which we have credit exposure in the ordinary course of business.
Custodial Depository Institutions
Our mortgage servicer counterparties are required by our Servicing Guide to use custodial depository institutions to hold remittances of borrower payments of principal and interest on our behalf. If a custodial depository institution were to fail while holding such remittances, we would be exposed to risk for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository institutions could result in significant financial losses to us.
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
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies. See “Note 13, Concentrations of Credit Risk—Other Concentrations” for a further discussion of our exposure to financial guarantors.
Document Custodians
We use third-party document custodians to provide loan document certification and custody services for some of the loans that we purchase and securitize. In many cases, our lender customers or their affiliates also serve as document custodians for us. Our ownership rights to the mortgage loans that we own or that back our Fannie Mae

Fannie Mae 2017 Form 10-K	133

MD&A | Risk Management

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
The MERS System
The MERS® System is an electronic registry that is widely used by participants in the mortgage finance industry to track servicing rights and ownership of loans in the United States. The MERS System is owned and operated by MERSCORP Holdings, Inc., privately held company in which we hold an equity position, along with other organizations in the mortgage finance industry. A large portion of the loans we own or guarantee are registered and tracked in the MERS System. If we are unable to use the MERS System, or if our use of the MERS System adversely affects our ability to enforce our rights with respect to our loans registered and tracked in the MERS System, it could create operational and legal risks for us and increase the costs and time it takes to record loans or foreclose on loans.
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
We have actively managed the interest rate risk of our “net portfolio,” which is defined below, through the following techniques:

•	asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics);

•	issuing a broad range of both callable and non-callable debt instruments; and

•	using interest-rate derivatives.
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

Fannie Mae 2017 Form 10-K	134

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
Sources of Interest Rate Risk Exposure
The primary source of our interest rate risk is the composition of our net portfolio. Our net portfolio consists of our retained mortgage portfolio assets; other investments portfolio; our outstanding debt of Fannie Mae that is used to fund the retained mortgage portfolio assets and other investments portfolio; mortgage commitments and risk management derivatives. Risk management derivatives along with our debt instruments are used to manage interest rate risk.
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

Fannie Mae 2017 Form 10-K	135

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

Fannie Mae 2017 Form 10-K	136

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

Fannie Mae 2017 Form 10-K	137

MD&A | Risk Management

The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended December 31, 2017 and 2016.
The sensitivity measures displayed in the table below, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below:

•	the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of positive or negative 100 basis points;

•
the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and

•
the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of December 31,(1)(2)
	2017	2016
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.0	$(0.2)
-50 basis points	0.0	0.0
+50 basis points	0.0	0.0
+100 basis points	(0.1)	0.0
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	0.0	0.0

	For the Three Months Ended December 31, 2017(1)(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity
	(In months)	(Dollars in billions)
Average	0.2	$0.0	$0.0
Minimum	(0.1)	0.0	(0.1)
Maximum	0.7	0.0	0.0
Standard deviation	0.2	0.0	0.0

	For the Three Months Ended December 31, 2016(1)(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity
	(In months)	(Dollars in billions)
Average	0.3	$0.0	$(0.1)
Minimum	(0.3)	(0.1)	(0.1)
Maximum	0.9	0.0	0.0
Standard deviation	0.3	0.0	0.0

Fannie Mae 2017 Form 10-K	138

MD&A | Risk Management

__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of December 31, 2017 and 2016. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of December 31,(1)
	2017	2016
	(Dollars in billions)
Before derivatives	$(0.5)	$(1.0)
After derivatives	0.0	0.0
Effect of derivatives	0.5	1.0
__________

(1)	Measured on the last day of each period presented.
Liquidity Risk Management
See “Liquidity and Capital Management” for a discussion of how we manage liquidity risk.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. This definition includes legal risk, but excludes strategic and reputational risk. Our corporate operational risk framework aligns with our Enterprise Risk policy, as well as the COSO Enterprise Risk Management framework, and has evolved based on the changing needs of our businesses and FHFA regulatory guidance. The Operational Risk Management group is responsible for overseeing and monitoring compliance with the operational risk program’s requirements. Operational Risk Management works in conjunction with other second line of defense teams, such as Compliance, to oversee and aggregate the full range of operational risks, including fraud, resiliency, business interruptions, processing errors, damage to physical assets, workplace safety, and employment practices. To quantify our operational risk exposure, we rely on the Basel Standardized Approach, which is based on a percentage of gross income. In addition, where appropriate, we purchase insurance policies to mitigate the impact of operational losses.
See “Risk Factors” for more information regarding our operational risk and “Risk Management” for more information regarding our governance of operational risk management.
Cybersecurity Risk Management
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including proprietary, confidential or personal information that is subject to privacy laws, regulations or contractual obligations. Information security risks for large institutions like us have significantly increased in recent years and from time to time we have been, and likely will continue to be, the target of attempted cyber attacks and other information security threats. These risks are an unavoidable result of being in business, and managing these risks is part of our business activities.
We have developed and continue to enhance our cybersecurity risk management program to protect the security of our computer systems, software, networks and other technology assets against unauthorized attempts to

Fannie Mae 2017 Form 10-K	139

MD&A | Risk Management

access confidential information or to disrupt or degrade business operations. Our cybersecurity risk management program aligns to the COSO Enterprise Risk Management framework, the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity, and has evolved based on the changing needs of our business, the evolving threat environment and FHFA regulatory guidance. Our cybersecurity risk management program extends to oversight of third parties that could be a source of cybersecurity risk, including customers that use our systems and third-party service providers. We examine the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing, incident response exercises, maturity assessments and industry benchmarking. We inform our Board of Directors on a regular basis of our cybersecurity posture, policies and practices, as well as our prioritization of cybersecurity investments. We continue to strengthen our partnerships with the appropriate government and law enforcement agencies and with other businesses and cybersecurity services in order to understand the full spectrum of cybersecurity risks in the environment, enhance our defenses and improve our resiliency against cybersecurity threats. We also have obtained insurance coverage relating to cybersecurity risks. To date, we have not experienced any material losses relating to cyber attacks.
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. See “Risk Factors” for additional discussion of cybersecurity risks to our business.
Model Risk Management
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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified two of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition: fair value measurement and allowance for loan losses.
Fair Value Measurement
The use of fair value to measure our assets and liabilities is fundamental to our financial statements and our fair value measurement is a critical accounting estimate because we account for and record a portion of our assets and liabilities at fair value. In determining fair value, we use various valuation techniques. We describe the valuation techniques and inputs used to determine the fair value of our assets and liabilities and disclose their carrying value and fair value in “Note 15, Fair Value.”
The fair value accounting rules provide a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or

Fannie Mae 2017 Form 10-K	140

MD&A | Critical Accounting Policies and Estimates

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
Fair Value Hierarchy—Level 3 Assets and Liabilities
The assets and liabilities that we have classified as Level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 assets and liabilities consist of certain mortgage-backed securities and residual interests, certain mortgage loans, acquired property, certain long-term debt arrangements and certain highly structured, complex derivative instruments. We provide a detailed discussion of our Level 3 assets and liabilities, including the valuation techniques and significant unobservable inputs used to measure the fair value of these instruments, in “Note 15, Fair Value.”
Valuation Control Processes
We have control processes that are designed to ensure that our fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches are consistently applied and the assumptions used are reasonable. Our control processes consist of a framework that provides for a segregation of duties and oversight of our fair value methodologies and valuations, as well as validation procedures. We provide a detailed discussion of our valuation control processes in “Note 15, Fair Value.”
Allowance for Loan Losses
We maintain an allowance for loan losses for loans classified as held for investment, including both loans we hold in our portfolio and loans held in consolidated Fannie Mae MBS trusts. This amount represents probable losses incurred related to loans on our balance sheet, including concessions granted to borrowers upon modifications of their loans, as of the balance sheet date.
The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our loans held for investment. Our allowance for loan losses consists of a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans.
We have an established process, using analytical tools, benchmarks and management judgment, to determine our loss reserves. Our process for determining our loss reserves is complex and involves significant management judgment. Although our loss reserve process benefits from extensive historical loan performance data, this

Fannie Mae 2017 Form 10-K	141

MD&A | Critical Accounting Policies and Estimates

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
As of December 31, 2017, our allowance for loan losses of $19.1 billion included an estimate of incurred credit losses from the hurricanes of approximately $900 million. Our estimate is based on current delinquency and damage information, as well as assumptions about a number of factors, including the probability of borrower default, the hurricanes’ impact on collateral value, and potential insurance recoveries. Our estimate will likely change in the future as additional information becomes available. We will continue to evaluate our assumptions and any resulting adjustments to our estimate will impact our allowance for loan losses in future periods.
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies.”
Single-Family Loss Reserves
We establish a specific single-family loss reserve for individually impaired loans, which includes loans we restructure in troubled debt restructurings. The single-family loss reserve for individually impaired loans represents the majority of our single-family loss reserves due to the high volume of restructured loans. We typically measure impairment based on the difference between our recorded investment in the loan and the present value of the estimated cash flows we expect to receive, which we calculate using the effective interest rate of the original loan or the effective interest rate at acquisition for an acquired credit-impaired loan. However, when foreclosure is probable on an individually impaired loan, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expect to receive. When a loan has been restructured or modified, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate.
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

Fannie Mae 2017 Form 10-K	142

MD&A | Critical Accounting Policies and Estimates

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
“Amortization income” refers to income resulting from the amortization of cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual life of the loan or security. These basis adjustments often result from upfront fees that we receive at the time of loan acquisition primarily related to single-family loan level pricing adjustments or other fees we receive from lenders, which are amortized over the contractual life of the loan.
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

Fannie Mae 2017 Form 10-K	143

MD&A | Glossary of Terms Used in This Report

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
“HFI loans” or “held for investment loans” refer to mortgage loans we acquire for which we have the ability and intent to hold for the foreseeable future or until maturity.
“HFS loans” or “held for sale loans” refer to mortgage loans we acquire that we intend to sell or securitize via trusts that will not be consolidated.
“Loans,” “mortgage loans” and “mortgages” refer to both whole loans and loan participations, secured by residential real estate, cooperative shares or by manufactured housing units.
“Mortgage assets,” when referring to our assets, refers to both mortgage loans and mortgage-related securities we hold in our retained mortgage portfolio. For purposes of the senior preferred stock purchase agreement, the definition of mortgage assets is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. We disclose the amount of our mortgage assets for purposes of the senior preferred stock purchase agreement on a monthly basis under the caption “Mortgage Portfolio End Balance” in our Monthly Summaries, which are available on our website and announced in a press release.
“Mortgage-backed securities” or “MBS” refers generally to securities that represent beneficial interests in pools of mortgage loans or other mortgage-related securities. These securities may be issued by Fannie Mae or by others.
“Multifamily mortgage loan” refers to a mortgage loan secured by a property containing five or more residential dwelling units.

Fannie Mae 2017 Form 10-K	144

MD&A | Glossary of Terms Used in This Report

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
“Structured Fannie Mae MBS” refers to Fannie Mae MBS that are resecuritizations of other Fannie Mae MBS.
“Subprime mortgage loan” generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans were typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. We classify certain loans as subprime so that we can discuss our exposure to subprime loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if and only if the loans were originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our underwriting criteria, which typically require compliance by the seller with our Selling Guide (including representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We have loans with some features that are similar to subprime mortgage loans that we have not classified as subprime because they do not meet our classification criteria. We do not rely solely on our classifications of loans as subprime to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. We are not currently acquiring newly originated subprime loans, although we are acquiring refinancings of existing Fannie Mae subprime loans in connection with our Refi Plus initiative. Unlike the loans they replace, these refinancings are not included in our reported subprime loans because they do not meet our classification criteria for subprime loans. We have classified private-label mortgage-related securities held in our retained mortgage portfolio as subprime if the securities were labeled as such when issued.

Fannie Mae 2017 Form 10-K	145

MD&A | Glossary of Terms Used in This Report

“TCCA fees” refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 and before January 1, 2022 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, which we remit to Treasury on a quarterly basis.
“TDR” or “troubled debt restructuring” refers to a modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties.
“Total book of business” refers to the sum of the unpaid principal balance of: (1) mortgage loans of Fannie Mae; (2) mortgage loans underlying Fannie Mae MBS; (3) non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio; and (4) other credit enhancements that we provide on mortgage assets.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2017, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2017 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2017 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2017 or as of the date of this filing, and we continue to have a material weakness in our internal control over

Fannie Mae 2017 Form 10-K	146

Controls and Procedures

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s assessment of our internal control over financial reporting as of December 31, 2017 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017. This report is included below under the heading “Report of Independent Registered Public Accounting Firm.”
Description of Material Weakness
The Public Company Accounting Oversight Board’s Auditing Standard 2201 defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management has determined that we continued to have the following material weakness as of December 31, 2017 and as of the date of filing this report:

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

Fannie Mae 2017 Form 10-K	147

Controls and Procedures

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2017 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2017 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the 2017 Form 10-K, and it was not aware of any material misstatements or omissions in the 2017 Form 10-K and had no objection to our filing the 2017 Form 10-K.

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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2017 have been prepared in conformity with GAAP.
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

Fannie Mae 2017 Form 10-K	148

Controls and Procedures

Below we describe changes in our internal control over financial reporting since September 30, 2017 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Implementation of New Treasury Accounting System
In January 2018, we completed an initiative to simplify our accounting over debt, derivatives and other investment portfolio transactions by implementing a third-party treasury accounting system. This new system replaced our legacy system that was previously used for accounting and financial reporting purposes. In connection with this implementation and related business process changes, we replaced multiple internal controls over financial reporting that were previously considered effective with new or enhanced controls, amended existing controls and, in many cases, removed controls that are no longer applicable. We will continue to monitor and test these new controls for adequate design and operating effectiveness. Because this new system was not implemented until January 2018, we continued to use our legacy treasury accounting system and controls in preparing our 2017 consolidated financial statements included in this report.

Fannie Mae 2017 Form 10-K	149

Controls and Procedures

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 14, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Fannie Mae 2017 Form 10-K	150

Controls and Procedures

Material Weakness
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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 14, 2018

Fannie Mae 2017 Form 10-K	151

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

Amy E. Alving
Age 55 Independent director since October 2013 Board committees: • Executive • Nominating and Corporate Governance • Risk Policy and Capital • Strategic Initiatives and Technology (Chair)
Dr. Alving served as Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), an engineering and technology applications company, from 2007 to September 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota. Dr. Alving is currently a member of the Board of Directors of DXC Technology Company, where she serves as a member of the Nominating/Governance Committee. From 2010 to August 2015, Dr. Alving was a member of the Board of Directors of Pall Corporation, where she served as a member of the Audit Committee and the Nominating/Governance Committee. From November 2016 to May 2017, Dr. Alving was a member of the Board of Directors of Arconic Inc., where she served as a member of the Audit Committee and chaired the Cybersecurity Advisory Subcommittee of the Audit Committee. In addition, she is a member of the Defense Science Board.

Fannie Mae 2017 Form 10-K	152

Directors, Executives Officers and Corporate Governance | Directors

Hugh R. Frater
Age 62 Independent director since January 2016 Board committees: • Audit • Risk Policy and Capital
Mr. Frater serves as Non-Executive Chairman of the Board of VEREIT, Inc. and as a director of ABR Reinsurance Capital Holdings Ltd. Mr. Frater previously worked at Berkadia Commercial Mortgage LLC (“Berkadia”), a commercial real estate company providing comprehensive capital solutions and investment sales advisory and research services for multifamily and commercial properties. He served as Chairman of Berkadia from April 2014 to December 2015 and he served as Chief Executive Officer of Berkadia from 2010 to April 2014. From 2007 to 2010, Mr. Frater was the Chief Operating Officer of Good Energies, Inc., and from 2004 to 2007, Mr. Frater was an Executive Vice President at PNC Financial Services, where he led the real estate division. Mr. Frater was a Founding Partner and Managing Director of BlackRock, Inc. from 1988 to 2004, where he led the real estate practice. Mr. Frater serves on the Real Estate Advisory Board at the Columbia University Graduate School of Business and is also a member of its Board of Overseers.

Renee Lewis Glover
Age 68 Independent director since January 2016 Board committees: • Nominating and Corporate Governance (Vice Chair) • Strategic Initiatives and Technology
Ms. Glover is the Founder and Managing Member of The Catalyst Group, LLC, a national consulting firm focused on urban revitalization, real estate development and community building, urban policy, and business transformation. Ms. Glover is currently a member of the Board of Directors of Enterprise Community Partners, Inc., where she serves on the Audit Committee and the Compensation and Human Resources Committee. Ms. Glover served on the Board of Directors of Habitat for Humanity International from 2006 to November 2015, including serving as Chair of the Board of Directors from November 2013 to November 2015. Committees on which she served during her time as a member of the Board of Directors of Habitat for Humanity International included the Audit Committee, Finance Committee, Operations Committee and Executive Committee. Ms. Glover served as a member of the Board of Directors of the Federal Reserve Bank of Atlanta from 2009 to 2014, where she served on the Audit and Operational Risk Committee. She also served as a Commissioner of the Bipartisan Policy Center Housing Commission from 2011 to September 2014. The Commission was responsible for developing a set of bipartisan recommendations concerning federal housing policy and housing finance. Ms. Glover served as president and chief executive officer of the Atlanta Housing Authority and its affiliates from 1994 to September 2013. Prior to joining the Atlanta Housing Authority, Ms. Glover was a corporate finance attorney in Atlanta and New York. Ms. Glover served on the Board of Trustees of Starwood Waypoint Homes from February 2017 to November 2017, where she served on the Nominating and Corporate Governance Committee and the Audit Committee. Ms. Glover serves on the Advisory Board of the Penn Institute for Urban Research.

Fannie Mae 2017 Form 10-K	153

Directors, Executives Officers and Corporate Governance | Directors

Frederick B. “Bart” Harvey III
Age 68 Independent director since 2008 Board committees: • Executive • Nominating and Corporate Governance (Chair) • Risk Policy and Capital
Mr. Harvey retired in 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners and Enterprise Community Investment, providers of development capital and technical expertise to create affordable housing and rebuild communities. Enterprise is a national non-profit that raises funds from the private sector to finance homes primarily for low- and very low-income people. Enterprise has also pioneered “green” affordable housing with its EnterpriseGreen Communities initiative. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served for 10 years in various domestic and international positions with Dean Witter Reynolds (now Morgan Stanley), leaving as Managing Director of Corporate Finance. Mr. Harvey was a member of the Board of Directors of the Federal Home Loan Bank of Atlanta from 1996 to 1999, a director of the National Housing Trust from 1990 to 2008, and also served as an executive committee member of the National Housing Conference from 1999 to 2008. Over the last year, Mr. Harvey has served as the Chair of the Calvert Foundation, which makes “impact loans” to low-income borrowers and organizations serving low-income households or addressing social issues such as environmental issues, affordable housing, health clinics, charter schools and microfinance. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008.

George W. Haywood
Age 65 Independent director since November 2016 Board committees: • Compensation (Vice Chair) • Risk Policy and Capital
Mr. Haywood has been a self-employed private investor since 1998. Prior to being self-employed, from 1994 to 1998, Mr. Haywood was the Director of Corporate and High Yield Bond Investments for Moore Capital Management, a hedge fund management firm. Prior to joining Moore Capital Management, from 1982 to 1994, Mr. Haywood worked at Lehman Brothers, initially as a corporate bond trader, then as a Managing Director, head of corporate bond trading, and then as Managing Director and proprietary trader. Mr. Haywood has significant experience as a financial entrepreneur. Mr. Haywood is currently a member of the Board of Directors of Denny’s Corporation, where he serves as a member of the Audit and Finance Committee. Mr. Haywood was previously a member of the Board of Directors of XM Satellite Radio Holdings Inc. from 2004 to 2006, where he served as a member of the Finance Committee.

Fannie Mae 2017 Form 10-K	154

Directors, Executives Officers and Corporate Governance | Directors

Michael J. Heid
Age 60 Independent director since May 2016 Board committees: • Audit (Vice Chair) • Compensation
Mr. Heid served as Executive Vice President (Home Lending) of Wells Fargo & Company from 1997 to January 2016. He served in a number of positions at Wells Fargo Home Mortgage, the mortgage banking division of Wells Fargo, including as president from 2011 to September 2015, as co-president from 2004 to 2011, and earlier as chief financial officer and head of Loan Servicing. Mr. Heid was employed by Wells Fargo or its predecessors since 1988.

Robert H. Herz
Age 64 Independent director since June 2011 Board committees: • Audit (Chair) • Compensation • Executive
Mr. Herz serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He previously served as a senior advisor to and as a member of the Advisory Board of Workiva Inc. (formerly WebFilings LLC), a provider of financial reporting software, from 2011 to December 2014. From 2002 to 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from 2001 to 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. He serves on the Standing Advisory Group of the Public Company Accounting Oversight Board, on the Board of Directors of the Sustainability Accounting Standards Board Foundation, on the Advisory Board of AccountAbility, on the Advisory Board of Adtalem Professional Education, on the Advisory Board of Libra Services, Inc., on the Independent Investment Committee of the United Nations Office for Project Services (“UNOPS”), and as an executive in residence at the Columbia Business School. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee and as a member of the Nominating and Corporate Governance Committee, a member of the Board of Directors of Workiva Inc., and a member of the Board of Directors of Paxos Trust Company, LLC and its parent Kabompo Holdings, Ltd.

Timothy J. Mayopoulos
Age 58 President and Chief Executive Officer Director since June 2012 Board committees: • Executive
Mr. Mayopoulos has been President and Chief Executive Officer of Fannie Mae since 2012. He previously served as Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from 2010 to June 2012, and as Fannie Mae’s Executive Vice President, General Counsel and Corporate Secretary from 2009 to 2010. Before joining Fannie Mae, Mr. Mayopoulos was Executive Vice President and General Counsel of Bank of America Corporation from 2004 to 2008. He was Managing Director and General Counsel, Americas of Deutsche Bank AG’s Corporate and Investment Bank from 2002 to 2004. He

Fannie Mae 2017 Form 10-K	155

Directors, Executives Officers and Corporate Governance | Directors

was Managing Director and Senior Deputy General Counsel, Americas of Credit Suisse First Boston from 2000 to 2001, and Managing Director and Associate General Counsel of Donaldson, Lufkin & Jenrette, Inc. from 1996 to 2000. Mr. Mayopoulos was previously in private law practice at Davis Polk & Wardwell and served in the Office of the Independent Counsel during the Whitewater investigation. Mr. Mayopoulos is currently a member of the Boards of Directors of LendingClub Corporation, where he serves as a member of the Audit and Risk Committees, and of SAIC, where he serves as a member of the Audit and the Human Resources and Compensation Committees and as Chair of the Nominating and Corporate Governance Committee.

Diane C. Nordin
Age 59 Independent director since November 2013 Board committees: • Audit • Compensation (Chair) • Executive
Ms. Nordin served as a partner of Wellington Management Company, LLP, a private asset management company, from 1995 to 2011, and originally joined Wellington in 1991. She served in many global leadership roles at Wellington, most notably as head of Fixed Income, Vice Chair of the Compensation Committee and Audit Chair of the Wellington Management Trust Company. Ms. Nordin spent over three decades in the investment business, having previously been employed by Fidelity Investments and Putnam Investments. Ms. Nordin is a Chartered Financial Analyst. Following her retirement from the asset management industry, Ms. Nordin served as an Advanced Leadership Initiative Fellow at Harvard University from 2011 to 2012. Ms. Nordin currently serves as a member of the Board of Directors of Principal Financial Group, where she serves as a member of the Audit Committee and the Human Resources Committee. She serves as a member of the Board of Directors of Antares Midco, Inc., where she serves as Chair of the Compensation Committee. She serves as a Trustee of Wheaton College, where she is an Executive Committee and Audit Committee member and Chair of the Investment Committee, as a Director of the Appalachian Mountain Club, where she is Chair of the Investment Committee, and as a member of the Board of Governors of the CFA Institute, where she is Chair of the Audit and Risk Committee.

Egbert L. J. Perry
Age 62 Board chair since March 2014 Independent director since December 2008 Board committees: • Executive (Chair)
Mr. Perry is the Chairman and Chief Executive Officer of The Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate development, advisory and investment management company based in Atlanta. Mr. Perry has over 35 years of experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry currently serves as Chair of the Advisory Board of the Penn Institute for Urban Research and as a long-time trustee of the University of Pennsylvania. Mr. Perry also served from 2002 through 2008 as a director of the Federal Reserve Bank of Atlanta.

Fannie Mae 2017 Form 10-K	156

Directors, Executives Officers and Corporate Governance | Directors

Jonathan Plutzik
Age 63 Independent director since November 2009 Board committees: • Compensation • Executive (Vice Chair) • Risk Policy and Capital (Chair) • Strategic Initiatives and Technology (Vice Chair)
Mr. Plutzik has served as Chairman of Betsy Ross Investors, LLC since 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. since 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from 2002 to 2005. Before that, he served from 1978 to June 2002 in various positions with Credit Suisse First Boston, retiring in June 2002 from his role as Vice Chairman.

Ryan A. Zanin
Age 55 Independent director since September 2016 Board committees: • Risk Policy and Capital (Vice Chair) • Strategic Initiatives and Technology
Mr. Zanin has served as President and CEO of the Restructuring, Strategic Ventures and Insurance Group at GE Capital since May 2015, and has served as Chief Risk Officer of GE Capital since November 2016 and from 2010 to April 2015. Before joining GE Capital, Mr. Zanin served as Managing Director and Chief Risk Officer, International Capital Markets, at Wells Fargo & Company, from 2008 to 2010, and as Chief Risk Officer, Corporate and Investment Bank at Wachovia Corporation, from 2006 to 2008. Before that, he spent 14 years in leadership roles across Deutsche Bank AG and Bankers Trust Company. Mr. Zanin has over 30 years of experience in financial services specializing in risk management. Mr. Zanin has served as a member of the Board of Directors of the holding company for GE Capital, General Electric Capital Corporation, since December 2016 and from 2010 to April 2015.

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
As conservator, FHFA reconstituted our Board of Directors and delegated specified authorities to it. Our directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors have no fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.
FHFA has instructed the Board to consult with and obtain FHFA’s decision before taking certain actions. In December 2017, FHFA revised these instructions. We must implement a plan to comply with FHFA’s revised instructions by March 31, 2018. Until the revised instructions are implemented, we remain subject to FHFA’s prior instructions, which are described in our annual report on Form 10-K for the year ended December 31, 2016 in “Directors, Executive Officers and Corporate Governance—Corporate Governance.”

Fannie Mae 2017 Form 10-K	157

Directors, Executive Officers and Corporate Governance | Corporate Governance

FHFA’s revised instructions require that we obtain the conservator’s decision before taking action on any matters that require the consent of or consultation with Treasury under the senior preferred stock purchase agreement. See “Note 11, Equity (Deficit)” for a list of matters that require the approval of Treasury under the senior preferred stock purchase agreement.
FHFA’s revised instructions also require us to obtain the conservator’s decision before taking action in the areas identified in the table below. For some matters, FHFA’s instructions specify that our Board must review and approve the matter before we request FHFA decision, and for other matters the Board is expected to determine the appropriate level of its engagement.

Matters requiring Board review and approval:	Other matters:
•    redemptions or repurchases of our subordinated debt, except as may be necessary to comply with the senior preferred stock purchase agreement;
•    creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for routine, ongoing transactions with CSS or the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business;
•    changes to or removal of Board risk limits that would result in an increase in the amount of risk we could take on;
•    retention and termination of external auditors and termination of law firms serving as consultants to the Board;
•    amendments to our bylaws or to charters of our Board committees;
•    setting or increasing the compensation or benefits payable to members of the Board; and
•    establishing the annual operating budget.

•    material changes in accounting policy;
•    proposed changes in our business operations, activities, and transactions that in the reasonable business judgment of management are more likely than not to result in a significant increase in credit, market, reputational, operational or other key risks;
•    matters that impact or question the conservator’s powers, our conservatorship status, the legal effect of the conservatorship, interpretations of the senior preferred stock purchase agreement or the Financial Agency Agreement with the Department of Treasury or our performance under the Financial Agency Agreement;
•    agreements relating to litigation, claims, regulatory proceedings or tax-related matters where the value of the claim exceeds a specified threshold, including related matters that aggregate to more than the threshold;
•    mergers, acquisitions and changes in control of key counterparties where we have a direct contractual right to cease doing business with the entity or object to the merger or acquisition;
•    changes to requirements, policies, frameworks, standards or products that are aligned with Freddie Mac’s, pursuant to FHFA’s direction;
•    credit risk transfer transactions that are a new transaction type, involve a material change in terms, or involve a new type of collateral;
•    transfers of mortgage servicing rights that meet minimum size thresholds and would increase the transferee’s servicing of Fannie Mae seriously delinquent loans by more than a specified threshold; and
•    changes in employee compensation that could significantly impact our employees, including retention awards, special incentive plans, and merit increase pool funding.

FHFA’s instructions also require us to timely notify FHFA of activities that represent a significant change in current business practices, operations, policies, or strategies not otherwise addressed in the instructions, so that FHFA can participate in decision-making as necessary. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”
Composition of Board of Directors
FHFA has directed that our Board should have a minimum of nine and not more than thirteen directors. There is a non-executive Chair of the Board, and our Chief Executive Officer is the only corporate officer serving as a director. Our conservator appointed directors in 2008 and subsequent vacancies have been and may continue to be filled by the Board, subject to review by the conservator. Each director serves on the Board until the earlier of

Fannie Mae 2017 Form 10-K	158

Directors, Executive Officers and Corporate Governance | Corporate Governance

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

Fannie Mae 2017 Form 10-K	159

Directors, Executive Officers and Corporate Governance | Corporate Governance

Director Experience, Qualifications, Attributes and Skills
	Business	Finance and Accounting	Capital Markets	Risk Management	Public Policy	Mortgage Lending (ML), Real Estate (RE), Low-Income Housing (LIH), Home Building (HB)	Regulation of Financial Institutions	Technology
Amy Alving	✓	✓		✓	✓			✓
Hugh Frater	✓	✓	✓	✓		ML, RE, LIH	✓
Renee Glover	✓	✓		✓	✓	RE, LIH	✓
Bart Harvey	✓	✓	✓	✓	✓	RE, LIH, HB
George Haywood	✓	✓	✓	✓				✓
Michael Heid	✓	✓	✓	✓	✓	ML, RE	✓
Robert Herz	✓	✓	✓	✓			✓
Timothy Mayopoulos	✓	✓	✓	✓	✓	ML, LIH	✓
Diane Nordin	✓	✓	✓	✓		ML	✓
Egbert Perry	✓	✓		✓		RE, LIH, HB
Jonathan Plutzik	✓	✓	✓	✓		ML, RE	✓
Ryan Zanin	✓	✓	✓	✓		RE	✓	✓
Board Leadership Structure; Risk Management Oversight
We have had a non-executive Chair of the Board since 2004. FHFA regulations and our Corporate Governance Guidelines require separate Chair of the Board and Chief Executive Officer positions and require that the Chair of the Board be an independent director. Our Board is also structured so that all but one of our directors, our Chief Executive Officer, are independent. A non-executive Chair structure enables non-management directors to raise issues and concerns for Board consideration without immediately involving management and is consistent with the Board’s emphasis on independent oversight, as well as our conservator’s directives.
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
The Board oversees risk management primarily through the Risk Policy and Capital Committee. FHFA regulations set forth risk management requirements for our Board and our Risk Policy and Capital Committee, as described below, which we meet. These regulations require that our Board of Directors approve, have in effect at all times, and periodically review an enterprise-wide risk management program that establishes and is aligned with our risk appetite, aligns the risk appetite with our strategies and objectives, and addresses our exposure to credit risk, market risk, liquidity risk, business risk and operational risk. Our risk management program must include risk limitations appropriate to each line of business, appropriate policies and procedures relating to risk management governance, risk oversight infrastructure, and processes and systems for identifying and reporting risks, including emerging risks. Our program must also contain provisions for monitoring compliance with our risk limit structure and risk policies and effective and timely implementation of corrective actions. Additional provisions must specify management’s authority and independence to carry out risk management responsibilities and the integration of risk management with management’s goals and compensation structure. FHFA’s regulations require our Risk Policy and Capital Committee to assist the Board in carrying out its oversight of our risk management program. Our Risk Policy and Capital Committee must also:

•	be chaired by a director not serving Fannie Mae in a management capacity;

•	have at least one member with risk management experience that is commensurate with our capital structure, risk appetite, complexity, activities, size and other appropriate risk-related factors;

•	have committee members with a practical understanding of risk management principles and practices relevant to Fannie Mae;

•	fully document its meetings; and

Fannie Mae 2017 Form 10-K	160

Directors, Executive Officers and Corporate Governance | Corporate Governance

•	report directly to the Board and not as part of, or combined with, another committee.
For more information on the role of our Board and our Chief Risk Officer in risk oversight, see “MD&A—Risk Management.”
Corporate Governance Information, Committee Charters and Codes of Conduct
Our Corporate Governance Guidelines, as well as the charters for our Board’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Risk Policy and Capital Committee, and Strategic Initiatives and Technology Committee, are posted on our website, www.fanniemae.com, under “Governance” in the “About Us” section. Our Executive Committee does not have a written charter. The responsibilities, duties and authorities of the Executive Committee are set forth in our bylaws, which are also posted on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website.
We have a Code of Conduct that is applicable to all officers and employees (our “Employee Code of Conduct”) and a Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors (our “Director Code of Conduct”). Our Employee Code of Conduct also serves as the code of ethics for our Chief Executive Officer and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. We have posted these codes on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website. We intend to disclose any changes to or waivers from these codes that apply to any of our executive officers or directors by posting this information on our website.
Although our equity securities are no longer listed on the New York Stock Exchange (“NYSE”), we are required by FHFA’s corporate governance regulations to follow specified NYSE corporate governance requirements relating to, among other things, the independence of our Board members and the charters, independence, composition, expertise, duties and other requirements of our Board committees.
Audit Committee Membership
Our Board has a standing Audit Committee consisting of Mr. Herz, who is the Chair, Mr. Heid, who is the Vice Chair, Mr. Frater and Ms. Nordin, all of whom are independent under the requirements of independence set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Herz, Mr. Frater, Mr. Heid and Ms. Nordin each have the requisite experience, as discussed in “Directors,” to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
Executive Sessions
Our non-management directors meet regularly in executive sessions without management present. Our Board of Directors reserves time for executive sessions at every regularly scheduled Board meeting. The non-executive Chair of the Board, Mr. Perry, presides over these sessions.
Communications with Directors or the Audit Committee
Interested parties wishing to communicate any concerns or questions about Fannie Mae to the non-executive Chair of the Board or to our non-management directors individually or as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Board of Directors, c/o Office of the Corporate Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue NW, Washington, DC 20016-2892. Communications may be addressed to a specific director or directors, including Mr. Perry, the Chair of the Board, or to groups of directors, such as the independent or non-management directors.
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

Fannie Mae 2017 Form 10-K	161

Directors, Executive Officers and Corporate Governance | Corporate Governance

Director Nominations; Shareholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the shareholders and Board of Directors of Fannie Mae. As a result, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2018. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”

Executive Officers
Mr. Mayopoulos, our President and Chief Executive Officer, joined Fannie Mae in 2009 and has served as our President and Chief Executive Officer, and as a member of our Board of Directors, since June 2012. Information about his business experience and other matters is provided in “Directors.” As of February 14, 2018, we have six other executive officers:

David C. Benson
Age 58	Executive Vice President and Chief Financial Officer Joined Fannie Mae in 2002
Mr. Benson has been Executive Vice President and Chief Financial Officer since April 2013. Mr. Benson previously served as Executive Vice President—Capital Markets, Securitization & Corporate Strategy from 2012 to April 2013 and as Executive Vice President—Capital Markets from 2009 to 2012. He also served as Treasurer from 2010 to 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from 2008 to 2009, as Fannie Mae’s Senior Vice President and Treasurer from 2006 to 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from 2002 to 2006. Prior to joining Fannie Mae, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.

Andrew J. Bon Salle
Age 52	Executive Vice President—Single-Family Mortgage Business Joined Fannie Mae in 1992
Mr. Bon Salle has been Executive Vice President—Single-Family Mortgage Business since December 2014. Prior to that time, he served as Executive Vice President—Single-Family Underwriting, Pricing, and Capital Markets, from April 2013 to December 2014. Mr. Bon Salle previously served as Fannie Mae’s Senior Vice President and Head of Underwriting and Pricing from 2011 to 2013, Senior Vice President—Capital Markets from 2006 to 2011, and as Fannie Mae’s Vice President—Portfolio Management from 2000 to 2006. Mr. Bon Salle held the positions of Director, Finance from 1996 to 2000 and of Manager, Early Funding Programs from 1994 to 1996. Mr. Bon Salle joined Fannie Mae in 1992 as a senior capital markets analyst.

Fannie Mae 2017 Form 10-K	162

Directors, Executive Officers and Corporate Governance | Executive Officers

Brian P. Brooks
Age 48	Executive Vice President, General Counsel and Corporate Secretary Joined Fannie Mae in 2014
Mr. Brooks has been Executive Vice President, General Counsel and Corporate Secretary since November 2014. Prior to joining Fannie Mae, Mr. Brooks was Vice Chairman of OneWest Bank N.A., from 2011 to November 2014, where he served as chief legal officer. Previously, Mr. Brooks was a partner at the law firm of O’Melveny & Myers LLP, where he served from 2008 through 2011 as managing partner of the Washington, D.C. office and from 2010 through 2011 as group leader of the firm’s financial services practice.

Jeffrey R. Hayward
Age 61	Executive Vice President and Head of Multifamily Joined Fannie Mae in 1987
Mr. Hayward has served as Head of Multifamily since 2012, first as Senior Vice President and, since December 2014, as Executive Vice President, after serving in various roles at Fannie Mae for over 25 years. He was Fannie Mae’s Senior Vice President—National Servicing Organization from 2010 to 2012. He also served as Senior Vice President of Community Lending in Fannie Mae’s Multifamily division from 2004 to 2010. Prior to that time, Mr. Hayward served as both a Senior Vice President and a Vice President in Fannie Mae’s Single-Family division, including as Senior Vice President in the National Business Center from 2001 to 2004, as Vice President for Single-Family Business Strategy from 1999 to 2001, as Vice President for Asset Management Services from 1998 to 1999 and as Vice President for Quality Control and Operations from 1996 to 1998. Mr. Hayward also served as Vice President for Risk Management from 1993 to 1996. Before that, he served as Director, Loan Acquisition from 1992 to 1993, as Director, Marketing from 1989 to 1992, and as Senior Negotiator from 1988 to 1989. Mr. Hayward joined the company in 1987 as a senior MBS representative.

Kimberly Johnson
Age 45	Executive Vice President and Chief Risk Officer Joined Fannie Mae in 2006
Ms. Johnson has served as Chief Risk Officer since November 2015, first as Senior Vice President and, since January 2017, as Executive Vice President. She served as Senior Vice President and Deputy Chief Risk Officer from June 2013 to November 2015. Ms. Johnson served in Fannie Mae’s Multifamily business as Senior Vice President for loans, securities, credit pricing and modeling, and as Vice President in our Capital Markets group with responsibility for trading multifamily loans and securities from 2009 to June 2013. Prior to that time, Ms. Johnson was responsible for Metrics and Reporting for the Making Home Affordable Program, from March 2009 to September 2009. Ms. Johnson joined Fannie Mae as a Vice President in Capital Markets.

Fannie Mae 2017 Form 10-K	163

Directors, Executive Officers and Corporate Governance | Executive Officers

Bruce R. Lee
Age 52	Senior Vice President and Head of Operations and Technology Joined Fannie Mae in 2014
Mr. Lee has been Senior Vice President and Head of Operations and Technology since January 2016. Mr. Lee previously served as Senior Vice President and Chief Information Officer from April 2014 to January 2016. Before joining Fannie Mae, Mr. Lee was Group Chief Information Officer for NYSE Euronext, overseeing technology in the exchange traded securities sector, from 2012 to 2014. From 2006 to 2012, he worked in HSBC’s investment banking and trading business in Canada, the U.S., and Latin America, where he served as Chief Operating Officer.
Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.
Section 16(a) Beneficial Ownership Reporting Compliance
Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2017 or with respect to 2017 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2017.
Item 11. Executive Compensation

Compensation Discussion and Analysis
Named Executives for 2017
This Compensation Discussion and Analysis focuses on our compensation decisions and arrangements for 2017 relating to our “named executives”:

•	Timothy J. Mayopoulos President and Chief Executive Officer;

•	David C. Benson Executive Vice President and Chief Financial Officer;

•	Andrew J. Bon Salle Executive Vice President—Single-Family Mortgage Business;

•	Brian P. Brooks Executive Vice President, General Counsel and Corporate Secretary; and

•	Jeffery R. Hayward Executive Vice President and Head of Multifamily.
These officers are our principal executive officer, our principal financial officer, and our next three most highly compensated executive officers during 2017. We refer to our 2017 compensation arrangements with our named executives other than our Chief Executive Officer as the “2017 executive compensation program.”
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

Fannie Mae 2017 Form 10-K	164

Executive Compensation | Compensation Discussion and Analysis

The executive compensation program in place for 2017 for our other executives was developed by FHFA in consultation with Treasury in 2012. These named executives receive two principal elements of compensation: base salary and deferred salary, which is paid after a one-year deferral. There are two components to deferred salary: a fixed portion that is generally subject to reduction if an executive leaves the company before payment and an at-risk portion that is subject to reduction based on corporate and individual performance. Named executives do not receive bonuses or any form of equity.
While reducing pay levels to conserve taxpayer resources was an important objective of FHFA’s redesign of our executive compensation program in 2012, we and FHFA understand that this objective must be balanced against our need to attract and retain able and experienced executives to prudently manage our $3.2 trillion book of business and enable the company to be an effective steward of taxpayer resources.
2017 was another successful year for Fannie Mae. Under the leadership of our experienced executives, including our named executives, we had net income of $2.5 billion and pre-tax income of $18.4 billion in 2017. In addition, and as discussed in “Determination of 2017 Compensation,” we achieved many milestones and accomplishments as we strived to be America’s most valued housing partner.
We completed all of the corporate performance goals for 2017 set by the conservator. We refer to these as the 2017 conservatorship scorecard. The goals in the 2017 conservatorship scorecard related to the following objectives:

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
We also completed each of the goals established by our Board of Directors in a responsible, timely, and exceptionally high quality manner. The 2017 Board of Directors’ goals were:

•	Sustain and grow partnerships with lenders and other key housing stakeholders;

•	Serve the market by providing products and services that help people own, rent, or stay in their homes;

•	Support and expand sustainable access to credit and affordable housing;

•	Establish a more sustainable and reliable business model with lower risk to the housing finance system and to taxpayers;

•	Maintain a disciplined risk, control, and compliance environment; and

•	Develop an effective, adaptive, and agile organization.
Chief Executive Officer Compensation and 2017 Executive Compensation Program
Overview
FHFA has advised us that the design of our executive compensation program was intended to fulfill, and to balance, three primary objectives:

•
Maintain Lower Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, our executive compensation program is designed to generally provide for lower pay levels relative to firms that are not in conservatorship.

•
Attract and Retain Executive Talent. The 2017 executive compensation program is intended to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage its $3.2 trillion book of business and enable the company to be an effective steward of the government’s and taxpayers’ support. We face competition from both within the financial services industry and from businesses outside of this industry for qualified executives. The Compensation Committee and the Board of Directors consider and discuss with FHFA the level of our executives’ compensation and whether changes are needed to attract and retain executives.

Fannie Mae 2017 Form 10-K	165

Executive Compensation | Compensation Discussion and Analysis

•
Reduce Pay if Goals Are Not Achieved. To support FHFA’s goals for our conservatorship and encourage performance in furtherance of these goals, 30% of each named executive’s total target direct compensation (other than the Chief Executive Officer’s compensation) consists of “at-risk” deferred salary subject to reduction based on performance.

Our current level of Chief Executive Officer compensation puts pressure on our ability to attract and retain executive talent. As discussed in “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” our Chief Executive Officer’s compensation in 2017 was more than 90% below the market median for comparable firms. Our inability to offer market-based compensation hinders our succession planning for our Chief Executive Officer role, and potentially our ability to hire other senior executives. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.
Impact of Conservatorship and Other Legal Requirements
The conservatorship and legislation enacted since we entered conservatorship in 2008 significantly impact the compensation we pay our named executives, particularly our Chief Executive Officer, as well as the process by which our executives’ compensation is determined. Regulatory and other legal requirements affecting our executive compensation program and policies include the following:

•	Requirements applicable while we are under conservatorship include:

◦
The Equity in Government Compensation Act of 2015 establishes the annual total direct compensation for our chief executive officer position at $600,000, consisting solely of base salary. The law also provides that compensation and benefits for our chief executive officer position may not be increased as long as Fannie Mae is in conservatorship or receivership.

◦	Pursuant to the STOCK Act and related regulations issued by FHFA, the named executives are prohibited from receiving bonuses during conservatorship.

◦
As our conservator, FHFA has retained the authority to approve the terms and amount of our executive compensation. In its instructions to us, FHFA directed that management consult with and obtain FHFA’s decision before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of executives who are named executives or “executive officers” as defined in SEC rules.

◦
As our conservator, FHFA has all powers of our shareholders. Accordingly, we have not held shareholders’ meetings since entering into conservatorship, nor have we held any shareholder advisory votes on executive compensation.

◦
Pursuant to FHFA’s revised instructions, FHFA’s decision as conservator is required with regard to any changes in employee compensation that could significantly impact our employees, including but not limited to retention awards, special incentive plans, and merit increase pool funding.

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

Fannie Mae 2017 Form 10-K	166

Executive Compensation | Compensation Discussion and Analysis

Elements of 2017 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2017 executive compensation program for our named executives. Our Chief Executive Officer receives only base salary, not deferred salary. All elements of our named executives’ direct compensation are paid in cash.

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
There are two elements of deferred salary:
• a fixed portion that is generally subject to reduction if an executive leaves the company within one year following the end of the performance year; and
• an at-risk portion that is subject to reduction based on assessments of corporate and individual performance following the end of the performance year.
Fixed Deferred Salary
Retain named executives (other than our Chief Executive Officer).
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

The reduction provisions applicable to payments of earned but unpaid fixed deferred salary do not apply if an officer’s employment terminates other than for cause at or after age 62, or age 55 with 10 years of service with Fannie Mae, or as a result of death or long-term disability.

At-Risk Deferred Salary
Retain named executives (other than our Chief Executive Officer) and encourage them to achieve corporate and individual performance objectives.
Equal to 30% of each named executive’s total target direct compensation. Half of at-risk deferred salary was subject to reduction based on corporate performance against the 2017 conservatorship scorecard as determined by FHFA. The remaining half of at-risk deferred salary was subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2017 Board of Directors’ goals.

There is no potential for at-risk deferred salary to be paid out at greater than 100% of target; at-risk deferred salary is subject only to reduction.
If the executive’s employment terminates due to death or long-term disability prior to the Board and FHFA’s determination of performance, the reduction provisions applicable to payments of earned but unpaid at-risk deferred salary do not apply.

Fannie Mae 2017 Form 10-K	167

Executive Compensation | Compensation Discussion and Analysis

Employee Benefits
Our employee benefits serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2017 to our named executives in the table below. All of our named executives are eligible to participate in the plans and receive the other benefits described in the table below. We provide more detail on our retirement plans in “Compensation Tables.”

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
In connection with our termination in 2013 of our defined benefit pension plan, for a limited time we are providing additional benefits under our Retirement Savings Plan and our Supplemental Retirement Savings Plan for employees close to retirement who meet age and length of service criteria, including Mr. Benson and Mr. Hayward. These benefits are described in “Compensation Tables and Information.”
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits. Under the 2017 executive compensation program, a named executive is entitled to receive a specified portion of his or her earned but unpaid deferred salary if his or her employment is terminated for any reason other than for cause. See “Compensation Tables and Information—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.

Fannie Mae 2017 Form 10-K	168

Executive Compensation | Compensation Discussion and Analysis

Determination of 2017 Compensation
2017 Compensation Actions
The table below displays the 2017 base salary and compensation targets for each of our named executives. Each of our named executives will be paid 100% of his corporate performance-based at-risk deferred salary target and 100% of his individual performance-based at-risk deferred salary target for 2017. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included below under “Compensation Tables and Information.”

Summary of 2017 Compensation Actions
	2017 Base Salary	2017 Fixed Deferred Salary	2017 Corporate Performance-Based At-Risk Deferred Salary Target	2017 Individual Performance-Based At-Risk Deferred Salary Target	Total
Timothy Mayopoulos	$600,000	$—	$—	$—	$600,000
President and Chief Executive Officer
David Benson	600,000	1,500,000	450,000	450,000	3,000,000
Executive Vice President and Chief Financial Officer
Andrew Bon Salle(1)	500,000	1,578,462	445,385	445,385	2,969,232
Executive Vice President—Single-Family Mortgage Business
Brian Brooks(2)	500,000	1,309,231	387,693	387,693	2,584,617
Executive Vice President, General Counsel and Corporate Secretary
Jeffery Hayward(3)	498,077	1,033,846	328,269	328,269	2,188,461
Executive Vice President and Head of Multifamily
__________

(1)
Amounts shown reflect an increase in the annual rate of Mr. Bon Salle’s fixed deferred salary in January 2017 from $1,320,000 to $1,600,000 and the annual target for his at-risk deferred salary was increased from $780,000 to $900,000.

(2)
Amounts shown reflect an increase in the annual rate of Mr. Brooks’s fixed deferred salary in January 2017 from $1,180,000 to $1,320,000 and the annual target for his at-risk deferred salary was increased from $720,000 to $780,000.

(3)
Amounts shown reflect increases in January 2017 in the annual rate of Mr. Hayward’s base salary from $475,000 to $500,000, in fixed deferred salary from $960,000 to $1,040,000 and in the annual target for his at-risk deferred salary from $615,000 to $660,000.

Assessment of Corporate Performance on 2017 Conservatorship Scorecard
Overview
In December 2016, FHFA issued the 2017 conservatorship scorecard, a set of corporate performance objectives and related targets for 2017. The elements of the 2017 conservatorship scorecard are shown below under “FHFA Assessment.” FHFA developed these objectives and related targets with input from management. Half of 2017 at-risk deferred salary, or 15% of overall 2017 total target direct compensation for each named executive other than Mr. Mayopoulos, was subject to reduction based on FHFA’s assessment of our performance against the 2017 conservatorship scorecard and related objectives.
As part of the 2017 conservatorship scorecard, FHFA established that, for all scorecard items, our performance would be assessed based on the following criteria:

•	The extent to which we conduct initiatives in a safe and sound manner consistent with FHFA’s expectations for all activities;

•	The extent to which the outcomes of our activities support a competitive and resilient secondary mortgage market to support homeowners and renters;

•	The extent to which we conduct initiatives with the consideration for diversity and inclusion consistent with FHFA’s expectations for all activities;

Fannie Mae 2017 Form 10-K	169

Executive Compensation | Compensation Discussion and Analysis

•	Cooperation and collaboration with FHFA, Common Securitization Solutions, LLC, Freddie Mac, the industry, and other stakeholders; and

•	The quality, thoroughness, creativity, effectiveness, and timeliness of our work products.
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2017 on our performance against the 2017 conservatorship scorecard, including our performance against FHFA’s expectations for diversity and inclusion. In early 2018, FHFA reviewed and assessed our performance against the 2017 conservatorship scorecard, with input from management and the Compensation Committee. FHFA determined that we completed all of the 2017 conservatorship scorecard objectives. FHFA determined that the portion of 2017 at-risk deferred salary based on corporate-performance would be paid at 100% of target.
In making its assessment, FHFA commended Fannie Mae’s quick response to urgent industry and borrower concerns arising from the unprecedented 2017 hurricanes, specifically the expediency with which servicer guidance was issued, the development of new modifications for borrowers affected by the hurricanes and the issuance of new insurance disbursement policies.
The table below sets forth the 2017 conservatorship scorecard and a summary of FHFA’s assessment of our achievement of the scorecard objectives and targets.

Objectives and Weighting	Performance Assessment
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive, and resilient national housing finance markets—40% weight

FHFA expects Fannie Mae and Freddie Mac to efficiently and effectively operate their single-family and multifamily business activities in a manner that supports safety and soundness, market liquidity, and access to credit.
Fannie Mae and Freddie Mac are to:
Work to increase access to single-family mortgage credit for creditworthy borrowers, including underserved segments of the market:
•
Continue to assess opportunities to address credit access and develop recommendations for improvements where appropriate:
▪
Conduct research to assess opportunities for responsibly supporting access to credit for underserved borrower groups.
▪
Leveraging research and analysis, develop pilots and initiatives that take into account the changing circumstances and needs of the borrower population.
▪
Support access to credit for borrowers with limited English proficiency by assessing the impact of language barriers throughout the mortgage life cycle and developing a plan to improve access to credit that is appropriate for the Enterprises.
•
Continue to improve the effectiveness of pre-purchase counseling and homeownership education through technology, data analysis, and other opportunities as appropriate.
•
Conclude assessment of updated credit score models for underwriting, pricing, and investor disclosures, and, as appropriate, plan for implementation.

The objective was completed.
Our accomplishments in 2017 to expand access to credit included:
•
Substantial progress in identifying and developing products, policies and pilots to address the needs of future borrowers and increase access to credit; and
•
Support for access for borrowers with limited English proficiency, including exploring both barriers and possible solutions to better assist borrowers with limited English.

Fannie Mae 2017 Form 10-K	170

Executive Compensation | Compensation Discussion and Analysis

Objectives and Weighting	Performance Assessment
Finalize post-crisis loss mitigation activities:
•
Implement the post-crisis permanent modification for borrowers with long-term hardships and finalize related activities, including updates to the Uniform Borrower Assistance Form.
•
Develop other post-crisis loss mitigation options for borrowers, including solutions for borrowers with short-term hardships and guidelines for foreclosure alternatives such as short sale and deed-in-lieu. Develop an implementation plan and timeline for these offerings.

The objective was completed.
Continue to responsibly reduce the number of severely-aged delinquent loans and real estate owned properties:
•
Continue to implement strategies to responsibly reduce the number of severely-aged delinquent loans held by the Enterprises with a focus on providing home retention options for borrowers when possible, including through non-performing loan sales.
•
Continue to responsibly reduce the number of real estate owned properties held by the Enterprises, including through the Neighborhood Stabilization Initiative.

The objective was completed.
Our activities in support of neighborhood stabilization included development of an innovative donation and demolition plan on a national scale to responsibly reduce the number of severely-aged delinquent loans and real estate owned properties.

Assess the current mortgage servicing business model:
•
With the objective of ensuring ongoing liquidity in the mortgage servicing market and ensuring counterparty strength, initiate a multiyear assessment of both the challenges facing the mortgage servicing market and potential solutions for identified issues.
•
Work collaboratively with industry stakeholders and seek stakeholder feedback in assessing these challenges and potential solutions.
The objective was completed.
Explore opportunities to further support liquidity in multifamily affordable housing:
•
Explore opportunities to further support liquidity in multifamily affordable housing, including through pilots and initiatives. Research and analysis are encouraged in the following areas: workforce housing, affordability in high-cost and very-high cost areas, targeted affordable housing, small multifamily properties, manufactured housing rental community blanket loans, senior housing, rural housing, energy efficiency, and other areas as identified by Fannie Mae and Freddie Mac.
The objective was completed.
Manage the dollar volume of new multifamily business to remain at or below $36.5 billion for each Enterprise:
•
Loans in affordable and underserved market segments, as defined in Appendix A, are to be excluded from the $36.5 billion cap.
The objective was completed.

Fannie Mae 2017 Form 10-K	171

Executive Compensation | Compensation Discussion and Analysis

Objectives and Weighting	Performance Assessment
Reduce taxpayer risk through increasing the role of private capital in the mortgage market—30% weight
Fannie Mae and Freddie Mac are to:
FHFA expects Fannie Mae and Freddie Mac to continue single-family and multifamily credit risk transfers as core business practices. FHFA will adjust targets as necessary to reflect market conditions and economic considerations.
Single-Family Credit Risk Transfers:
•
Transfer a meaningful portion of credit risk on at least 90 percent of the unpaid principal balance (UPB) of newly acquired single-family mortgages in loan categories targeted for risk transfer. For 2017, targeted single-family loan categories include: non-HARP and non-high LTV refinance, fixed-rate mortgages with terms greater than 20 years and loan to value ratios above 60 percent.
•
Continue efforts to evaluate and implement economically feasible ways to transfer credit risk on other types of newly acquired single-family mortgages that are not included in the targeted loan categories.
•
Identify, evaluate, and address significant issues from the 2016 Request for Input on advancing the Enterprises’ credit risk transfer programs, including through consideration of front-end credit risk transfers.

The objective was completed.
We exceeded our single-family credit risk transfer goals by significant margins. In addition, FHFA commended our creativity and leadership in spearheading the effort to effect a major enhancement to the CAS structure to address the accounting timing mismatch of credit risk transfer benefits and credit expenses, as well as expand the investor base.

Multifamily Credit Risk Transfers:
•
Transfer a meaningful portion of credit risk on at least 80 percent of the UPB of newly acquired multifamily mortgages.
•
Continue efforts to evaluate, and implement if economically feasible, further ways to transfer additional credit risk.
The objective was completed.
Retained Portfolio:
•
Execute FHFA-approved retained portfolio plans that meet, even under adverse conditions, the annual senior preferred stock purchase agreement (“PSPA”) requirements and the $250 billion PSPA cap by December 31, 2018.
•
Any sales should be commercially reasonable transactions that consider impacts to the market, borrowers, and neighborhood stability.
The objective was completed.
Private Mortgage Insurer Eligibility Requirements (PMIERs 2.0): • Evaluate existing PMIERs and whether changes or updates are appropriate.	The objective was completed.

Fannie Mae 2017 Form 10-K	172

Executive Compensation | Compensation Discussion and Analysis

Objectives and Weighting	Performance Assessment
Build a new single-family infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future—30% weight
Fannie Mae and Freddie Mac are to:
Common Securitization Platform and Single Security:
The Common Securitization Platform (CSP) and Single Security are significant, multiyear initiatives, and FHFA expects these inter-related projects to remain ongoing conservatorship priorities. FHFA expects the Enterprises and Common Securitization Solutions, LLC (CSS) to implement the Single Security on the CSP for both Fannie Mae and Freddie Mac in 2018.
•
Continue working with FHFA, each other, and CSS to: 1) build and test the CSP; 2) implement the changes necessary to integrate the Enterprises’ related systems and operations with the CSP; and 3) implement the Single Security on the CSP for both Enterprises.
•
Incorporate the following design principles in developing the CSP:
•
Focus on the functions necessary for current Enterprise single-family securitization activities.
•
Include the development of operational and system capabilities necessary for CSP to facilitate the issuance and administration of a Single Security for the Enterprises.
•
Allow for the integration of additional market participants in the future.
•
Continue to work with each other and CSS to obtain and utilize input from the Single Security/CSP Industry Advisory Group.
The objective was completed. FHFA noted our collaboration in working with CSS on testing and with Freddie Mac on CSS governance activities.
Provide Active Support for Mortgage Data Standardization Initiatives: • Continue the development and implementation of the Uniform Closing Disclosure Dataset.
The objective was completed.
FHFA recognized our high quality work in successfully completing objectives related to the Uniform Closing Disclosure Dataset and our cooperative and collaborative efforts to seek alignment and address industry concerns.
FHFA noted that joint Fannie Mae and Freddie Mac teams provided key support and worked diligently and collaboratively under exceedingly tight timeframes leading to successful publication of the Uniform Residential Loan Application to the industry by year-end.

Assessment by Board of Directors of Company Performance
In January 2017, the Board of Directors established the 2017 Board of Directors’ goals, which are presented in the table below. Performance against these goals was a factor the Board of Directors considered in determining the individual performance of the named executives, other than the Chief Executive Officer, for purposes of the individual performance-based component of the named executives’ 2017 at-risk deferred salary. Over the course of 2017, management periodically reviewed the 2017 Board of Directors’ goals and maintained a dialogue with the Board of Directors and appropriate committees of the Board of Directors as to management’s performance against these goals.
In late 2017 and early 2018, the Compensation Committee reviewed our performance against the 2017 Board of Directors’ goals. In connection with the Compensation Committee’s review, management provided the Compensation Committee with a report assessing management’s performance against the goals, which was reviewed for accuracy by our Internal Audit group. The Compensation Committee also discussed performance against the goals with the Chair of the Audit Committee and the Chair of the Risk Policy and Capital Committee, as well as with our Chief Audit Executive, our Chief Compliance Officer, and our Chief Risk Officer. The Compensation Committee considered management’s assessment of its performance against the goals and also discussed with the Chief Executive Officer the performance of the company and of each named executive (other than the Chief Executive Officer).
The Compensation Committee noted in its review that management executed the 2017 conservatorship scorecard and Board of Directors’ goals in a manner that reflects a serious commitment to innovative change. Management demonstrated exceptionally high quality performance during a time of significant transformation and

Fannie Mae 2017 Form 10-K	173

Executive Compensation | Compensation Discussion and Analysis

changes to the company’s operations, infrastructure and management systems. The Compensation Committee noted that management conducted a wider and more aspirational range of activities during the year, demonstrating an extraordinary level of cohesion and alignment within the company’s senior leadership team and surpassing a number of milestones in the process. The Compensation Committee commended management’s launch of a number of innovative pilot programs; improved automation and enhanced the customer experience; progress on the company’s Way of Working management system, which is based on lean management principles and techniques; and progress in relocating the company’s headquarters and other offices, while also running the company’s business at an exceptionally high level. The Compensation Committee favorably recognized management’s regular communication with the Compensation Committee and the Board of Directors, as well as with FHFA, and improved communication and transparency with customers and investors through enhancements to technology solutions and prompt customer outreach during natural disasters.
The Board of Directors did not assign any relative weight to the Board of Directors’ goals and the Compensation Committee used its judgment in determining the overall level of performance. In January 2018, following its review of management’s and the company’s performance in 2017, and after discussions among all independent members of the Board of Directors, the Compensation Committee recommended and the Board of Directors determined that the individual component of the 2017 at-risk deferred salary should be funded at the 100% level. The Compensation Committee also provided FHFA with its assessment of management’s performance against the 2017 Board of Directors’ goals and its qualitative assessment of management’s performance against the 2017 conservatorship scorecard objectives.
The table below presents our 2017 Board of Directors’ goals, and the Compensation Committee’s assessment of our achievement against these goals.

Board of Directors’ Goals	Assessment of Performance
Sustain and grow partnerships with lenders and other key housing stakeholders.
Achieved this goal. We undertook a number of activities and completed various initiatives in 2017 to achieve this goal, focusing on strengthening relationships with current customers and engaging new customers, providing customers increased certainty of sale, execution and process, and simplifying and improving the efficiency of the customer experience. Single-family customer satisfaction results from our annual survey significantly exceeded our targets, while multifamily results remained strong. In 2017, we expanded representation and warranty relief to a greater portion of our book and expanded our multifamily customers’ use of our delegation tools.

Serve the market by providing products and services that help people own, rent, or stay in their homes.
Achieved this goal. We continued to be a significant source of liquidity to the mortgage market in 2017, providing large-scale access to affordable mortgage credit for both the single-family and multifamily markets, providing approximately $570 billion in liquidity to the mortgage market in 2017 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 1 million single-family mortgage refinancings and approximately 1.2 million single-family home purchases, and provided financing for approximately 770,000 units of multifamily housing. We provided approximately 100,600 loan workouts in 2017 to help homeowners stay in their homes or otherwise avoid foreclosure. We also managed our REO properties in a manner designed both to minimize the severity of our loss and to stabilize neighborhoods by preventing empty homes from depressing home values.

Fannie Mae 2017 Form 10-K	174

Executive Compensation | Compensation Discussion and Analysis

Board of Directors’ Goals	Assessment of Performance
Support and expand sustainable access to credit and affordable housing.
Achieved this goal. We also worked to increase access to mortgage credit for creditworthy borrowers consistent with the full extent of our applicable credit requirements and risk management practices. Our acquisitions of single-family loans through our suite of affordable product offerings significantly exceeded our goals, and we met our target for financing affordable and workforce multifamily units. We also developed and finalized our first “duty to serve” plan to serve three specified underserved markets: manufactured housing, affordable housing preservation and rural areas. Finally, we launched a variety of new pilot programs focused on driving innovation, learning, and growth in affordable housing.

Establish a more sustainable and reliable business model with lower risk to the housing finance system and to taxpayers.
Achieved this goal. In 2017, we continued to acquire single-family and multifamily loans with solid credit profiles. We successfully managed expenses to below our plan and identified opportunities to increase operational efficiency and cost savings. We also exceeded our targets for credit risk transfer transactions.

Maintain a disciplined risk, control, and compliance environment.
Achieved this goal. In 2017, we managed our business within risk limits established by our Board of Directors. We also resolved all medium and high priority internal audit issues, high priority compliance action items, and risk and control matters identified by FHFA within established timeframes or mutually acceptable extensions. While we fell slightly short of our criterion for management self-identified audit issues as a percentage above industry benchmarks, we maintained a positive trend in control awareness, with improved internal audit results and quick action to put in place a remediation plan to address issues identified through internal audit and by FHFA.

Develop an effective, adaptive, and agile organization.
Achieved this goal. Our efforts in 2017 to enhance our operating models and fundamentally improve how we deliver as a company included the following:
•
We accomplished significant progress toward successfully completing a number of top-tier, strategic projects to improve our technology infrastructure, including projects aimed at simplifying the customer experience and improving our data infrastructure.
•
We continued to implement our human capital plan, which is an integrated human resources approach that supports our business and financial priorities from a human capital perspective.
•
We continued to implement our Way of Working management system as part of our plan to become America’s most valued housing partner.
•
We also made substantial progress on our workplace strategy initiative relating to our relocation of our business headquarters and other offices.

Assessment of 2017 Individual Performance
Overview
The Board of Directors assessed the performance of our Chief Executive Officer, who does not receive at-risk deferred salary, with input from the Compensation Committee and from our Chief Executive Officer regarding his accomplishments. The Compensation Committee and the Board of Directors assessed the performance and approved compensation for our other named executives taking into account our Chief Executive Officer’s recommendation and assessment. Half of each named executive’s 2017 at-risk deferred salary was subject to reduction based on individual performance in 2017. Each of our named executives with at-risk deferred salary for 2017 will be paid 100% of his individual performance-based at-risk deferred salary target for 2017 presented in the table above in “Summary of 2017 Compensation Actions.”
Timothy J. Mayopoulos, President and Chief Executive Officer. In evaluating Mr. Mayopoulos’s 2017 performance, the Board of Directors acknowledged Mr. Mayopoulos’s exceptional leadership and his significant contributions to Fannie Mae’s numerous accomplishments in 2017, including management’s achievements with respect to the company’s 2017 conservatorship scorecard and 2017 Board of Directors’ goals, which we refer to

Fannie Mae 2017 Form 10-K	175

Executive Compensation | Compensation Discussion and Analysis

jointly in this discussion as the company’s 2017 goals. Fannie Mae’s management demonstrated exceptionally high quality performance in 2017, operating the company profitably during a time of fundamental transformation in the organization, while remaining focused on a disciplined, risk-control environment and continuing to operate the company’s business in a safe and sound manner. Fannie Mae’s leadership team demonstrated strength and cohesiveness by achieving or surpassing a broad array of increasingly challenging objectives across the organization. Management launched a number of innovative pilot programs, improved automation and the customer experience, and made progress on our Way of Working management system and the project to relocate our business headquarters and other offices. Beyond its achievements with respect to achieving 2017 goals, Fannie Mae’s management also made significant progress in pursuing the company’s strategic plan; addressed unanticipated issues such as those related to the hurricanes and other natural disasters rapidly and in a prudent and focused manner; and prioritized innovation throughout the company through a variety of projects, pilot programs and new activities. The Board of Directors commended Mr. Mayopoulos’s critical role in the company’s many achievements in 2017.
David Benson, Executive Vice President and Chief Financial Officer. Mr. Benson’s many accomplishments in 2017 provided critical support to Fannie Mae’s achievement of the company’s 2017 goals. In 2017, Mr. Benson led the company’s ongoing review and refinement of its strategic plan; achieved significant improvements in the efficiency of our accounting platforms, systems and processes; successfully oversaw improvements in our SEC reporting, including our transition from three to two reportable business segments; implemented a new procurement system that improved the user experience and resulted in substantial savings; oversaw completion of our multi-year effort to improve our business efficiency and agility through simplification of our business; managed the innovation team that supports innovation across the company and ensured completion of a number of innovation pilots. He continued to lead adoption of our Way of Working management system within our finance division and made appointments and organizational changes that improved the structure of the division and enhanced our depth of finance talent. In addition, Mr. Benson continued to provide leadership in Fannie Mae’s interactions with customers, others in the industry, and FHFA.
Andrew Bon Salle, Executive Vice President—Single-Family Mortgage Business. Mr. Bon Salle’s 2017 performance contributed to the company’s achievement of the company’s 2017 goals in significant ways. In 2017, Mr. Bon Salle maintained strong profitability and market share in our single-family guaranty business while operating it in a safe and sound manner; achieved significant improvement in customer satisfaction and engagement; improved our single-family employee engagement in many areas; and exceeded objectives for administrative expenses. Mr. Bon Salle also reorganized our single-family business operating model to strengthen our ability to serve as a valued housing partner and improve our efficiency and innovation; championed our Way of Working management system in the single-family business and across the company; and led a focused and collaborative single-family leadership team. In addition, Mr. Bon Salle maintained strong personal engagement with customers, other industry participants, and FHFA.
Brian P. Brooks, Executive Vice President, General Counsel and Corporate Secretary. Mr. Brooks’s achievements in 2017 contributed significantly to our accomplishments. In 2017, Mr. Brooks successfully addressed significant litigation and other important legal matters facing the company; served as a highly valued and trusted advisor to our senior leadership team and Board of Directors; established and strengthened key external relationships important to our business and the future of the housing finance system; enhanced our engagement with FHFA; continued to lead improvements in our management governance system; effectively aligned and led the legal division’s leadership team; and led the legal division’s activities, increasing operating efficiency and internal client satisfaction, and improving legal division employee engagement.
Jeffery R. Hayward, Executive Vice President and Head of Multifamily. Mr. Hayward’s 2017 achievements include his delivery of strong multifamily business results and significant contributions to the achievement of the company’s 2017 goals. In 2017, Mr. Hayward maintained strong profitability and market share in our multifamily business while operating it in a safe and sound manner; led our multifamily business to the highest ever volumes of DUS program business and multifamily affordable housing business; led substantial improvements to our multifamily technology platform to improve operating efficiency and enhance the lender experience; successfully aligned and led a strong and collaborative multifamily business leadership team; maintained a high level of customer satisfaction and engagement; maintained high multifamily employee engagement; and launched innovative programs to create multi-sector partnerships to promote sustainable communities. Mr. Hayward continued to maintain strong personal engagement with customers, others in the industry and FHFA.

Fannie Mae 2017 Form 10-K	176

Executive Compensation | Compensation Discussion and Analysis

Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
For 2017, FW Cook attended meetings and advised the Compensation Committee and the Board of Directors on various executive compensation matters, including:

•
preparing an analysis of compensation for executives in positions comparable to Fannie Mae executive positions at companies in our primary comparator group, based on information in proxy statements and other reports filed by those companies with the SEC;

•	supporting our development of an updated market comparator group;

•	reviewing McLagan’s analysis of market compensation data for select senior management positions;

•	reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;

•	reviewing our risk assessment of our 2017 compensation program;

•	assisting the Compensation Committee in its evaluation of our performance against the 2017 conservatorship scorecard and communicating its views to FHFA;

•	assisting the Compensation Committee in its evaluation of our performance against the 2017 Board of Directors’ goals;

•	facilitating the Compensation Committee’s evaluation of our Chief Executive Officer’s performance in 2017;

•	informing the Compensation Committee of regulatory updates and market trends in compensation and benefits; and

•	assisting with the preparation of executive compensation disclosure in this Annual Report on Form 10-K.
For 2017, McLagan attended meetings as needed and advised management and the Compensation Committee on various compensation and human resources matters, including:

•	providing guidance and feedback on our 2017 executive compensation program;

•	supporting our development of an updated market comparator group;

•	defining the protocol regarding benchmarking for executives;

•	advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions;

•	providing market compensation data for senior management positions, including the named executives’ positions; and

•
advising on development of an updated market comparator group, reviewing market data and trends, and providing Compensation Committee members with an opportunity to ask questions and discuss implications of trends on Fannie Mae.

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

Fannie Mae 2017 Form 10-K	177

Executive Compensation | Compensation Discussion and Analysis

Comparator Group and Role of Benchmark Data
Our Compensation Committee typically requests benchmark compensation data for our senior executives on an annual basis to assess the compensation of the company’s senior executives relative to the comparator group or other appropriate benchmarks described below. Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. The only directly comparable firm to us is Freddie Mac. At FHFA’s request, we and Freddie Mac use the same comparator group of companies for benchmarking executive compensation to provide consistency in the market data used for compensation decisions. Factors relevant to the selection of companies for our comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, insurance company, finance lessor, government-sponsored enterprise or financial technology firm) and their size (in terms of assets and number of employees) relative to the size of Fannie Mae. In 2017, the Compensation Committee and FHFA approved an expansion of our primary comparator group, adding eight select regional banks, financial technology firms and specialty lenders. Our revised primary comparator group consists of the following 25 companies:

•	Allstate Corporation	•	Mastercard
•	Ally Financial Inc.	•	MetLife, Inc.
•	American International Group Inc.	•	Northern Trust Corporation
•	American Express Company	•	PNC Financial Services Group, Inc.
•	Bank of New York Mellon Corporation	•	Prudential Financial, Inc.
•	BB&T Corporation	•	Regions Financial Corporation
•	Capital One Financial Corporation	•	State Street Corporation
•	Citizens Financial Group Inc.	•	SunTrust Banks, Inc.
•	Discover Financial Services	•	Synchrony Financial
•	Fifth Third Bancorp	•	U.S. Bancorp
•	Freddie Mac	•	Visa Inc.
•	Hartford Financial Services Group, Inc.	•	Voya Financial Inc.
•	KeyCorp
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
The named executives’ compensation was compared to compensation at other companies as follows:

•	The compensation of our Chief Executive Officer (Mr. Mayopoulos) and our Chief Financial Officer (Mr. Benson) was benchmarked against our primary comparator group identified above;

•
The compensation of our Executive Vice President, General Counsel and Corporate Secretary (Mr. Brooks) was benchmarked against our primary comparator group identified above as well as a group of large banks consisting of Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co. and Wells Fargo & Company; and

•
The compensation of our Executive Vice President—Single-Family Mortgage Business (Mr. Bon Salle) and our Executive Vice President and Head of Multifamily (Mr. Hayward) was benchmarked against our primary comparator group as well as the group of large banks noted above and other specialty mortgage lending organizations, to the extent those firms have executives in comparable positions.

In late 2017, FW Cook provided the Compensation Committee with a comparison of 2017 total target direct compensation for our Chief Executive Officer and our Chief Financial Officer with compensation for comparable positions at companies in our primary comparator group, based on FW Cook’s analysis of proxy statements and other SEC filings. McLagan also provided the Compensation Committee with updated benchmarking data for our named executives (and other senior leadership roles) other than our Chief Executive Officer and our Chief

Fannie Mae 2017 Form 10-K	178

Executive Compensation | Compensation Discussion and Analysis

Financial Officer. The McLagan data compared the named executives’ total direct compensation for 2017 with market ranges of 2016 direct compensation for comparable positions in the applicable comparator group of companies based on McLagan’s proprietary database. Members of the Compensation Committee reviewed and discussed this data in late 2017. Our Chief Executive Officer’s compensation in 2017 was more than 90% below the market median for comparable firms.
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
Tax Deductibility of our Compensation Expenses
Subject to certain exceptions, Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount of compensation a company may annually deduct for the Chief Executive Officer and certain other named executives. For compensation paid in 2017 and prior years, this limit did not apply if the compensation was

Fannie Mae 2017 Form 10-K	179

Executive Compensation | Compensation Discussion and Analysis

“performance-based,” as that term was defined in Section 162(m). As a result of the Tax Act, except for certain grandfathered arrangements, for years after 2017, companies are no longer permitted to deduct “performance-based” compensation in excess of $1 million, and the group of covered employees under Section 162(m) will include the Chief Financial Officer and any employee who becomes a covered employee in 2017 and future years. Compensation we paid the named executives in 2017 did not qualify as performance-based compensation under Section 162(m), and we have not adopted a policy requiring all compensation to be deductible under Section 162(m).

Compensation Committee Report
The Compensation Committee of the Board of Directors of Fannie Mae has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Diane C. Nordin, Chair George Haywood, Vice Chair Michael J. Heid Robert H. Herz Jonathan Plutzik

Compensation Risk Assessment
Our Enterprise Risk Management division conducted a risk assessment of our 2017 employee compensation policies and practices. In conducting this risk assessment, the division reviewed the following, among other things:

•	our performance goals, pay mix and compensation structure;

•	the $600,000 limit on annual direct compensation for our Chief Executive Officer under the Equity in Government Compensation Act of 2015;

•
our severance arrangements, including a voluntary exit program offered in 2015 to certain employees meeting age and service requirements with termination dates through 2017, and another voluntary exit program offered in 2017 with termination dates through 2019;

•	our compensation recoupment policy;

•	the oversight of aspects of our compensation by the Compensation Committee, the Board of Directors and FHFA;

•	our corporate culture with regard to risk; and

•	our performance appraisal management process.
The division also assessed whether policies, procedures or other mitigating factors existed that would reduce the opportunity for excessive or inappropriate risk-taking within our compensation policies and practices. Our Chief Risk Officer discussed the risk assessment of the company’s 2017 compensation policies and practices with the Compensation Committee.
Based on the risk assessment, management concluded that our 2017 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Several factors contributed to this conclusion, including:

•	In general, the 2017 conservatorship scorecard objectives and the 2017 Board of Directors’ goals induce behavior that would reduce our risk.

•	Our Board and management risk limits inhibit excessive risk taking.

•	Our performance appraisal process is designed to ensure achievement of goals without encouraging executives or employees to take excessive risks.

Fannie Mae 2017 Form 10-K	180

Executive Compensation | Compensation Risk Assessment

•	Deferred salary for our executive officers is subject to the terms of the recoupment policy.
Management stated in its risk assessment that the $600,000 cap on our Chief Executive Officer compensation significantly elevates our risk that we will not be able to retain our Chief Executive Officer and negatively affects our succession planning and our ability to attract qualified candidates for this critical role.
As discussed in “Risk Factors,” the conservatorship, the uncertainty of our future and limitations on our compensation materially increase the human capital risk to the company.

Fannie Mae 2017 Form 10-K	181

Executive Compensation | Compensation Tables and Other Information

Compensation Tables and Information

Summary Compensation Table
The following table shows summary compensation information for the named executives.

Summary Compensation Table for 2017, 2016 and 2015
		Salary
	Year	Base Salary (1)	Fixed Deferred Salary (Service- Based)(2)	Bonus(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation (6)	Total
Timothy Mayopoulos	2017	$600,000	$—	$—	$—	$—	$48,000	$648,000
President and Chief	2016	600,000	—	—	—	—	100,846	700,846
Executive Officer	2015	660,577	825,616	—	476,634	—	53,878	2,016,705
David Benson	2017	600,000	1,500,000	—	903,825	—	150,875	3,154,700
Executive Vice President	2016	600,000	1,500,000	—	893,896	—	151,125	3,145,021
and Chief Financial	2015	600,000	1,500,000	—	887,608	20,219	147,875	3,155,702
Officer
Andrew Bon Salle	2017	500,000	1,578,462	—	894,556	—	89,208	3,062,226
Executive Vice President	2016	500,000	1,287,692	—	760,957	—	86,762	2,635,411
—Single-Family Mortgage	2015	500,000	1,110,000	—	680,500	—	79,450	2,369,950
Business
Brian Brooks	2017	500,000	1,309,231	—	778,681	—	85,564	2,673,476
Executive Vice President	2016	500,000	1,180,000	—	715,117	—	83,835	2,478,952
General Counsel and	2015	500,000	1,180,000	625,000	710,087	—	41,475	3,056,562
Corporate Secretary
Jeffery Hayward	2017	498,077	1,033,846	—	659,328	—	122,086	2,313,337
Executive Vice President	2016	475,000	960,000	—	610,829	—	117,505	2,163,334
and Head of Multifamily	2015	475,000	960,000	—	606,532	119,932	105,969	2,267,433
________

(1)	Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis.

(2)
Amounts shown in this sub-column consist of the fixed, service-based portion of deferred salary. Deferred salary shown for 2017 generally will be paid in four equal installments in March, June, September and December 2018. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned. For deferred salary earned in 2017, this rate is 0.425% per year. Interest on the named executives’ fixed deferred salary is shown in the “All Other Compensation” column. Deferred salary shown for 2016 was paid to our named executives during 2017.

(3)	Amounts shown in this column consist of the final installments of a sign-on award paid to Mr. Brooks in connection with his joining Fannie Mae in 2014.

(4)
Amounts shown in this column consist of the at-risk, performance-based portion of deferred salary earned during the year and interest payable on that deferred salary. The table below provides more detail on the 2017 at-risk deferred salary awarded to our named executives.

Fannie Mae 2017 Form 10-K	182

Executive Compensation | Compensation Tables and Other Information

Performance-Based At-Risk Deferred Salary
	2017 Corporate Performance-Based At-Risk Deferred Salary	2017 Individual Performance-Based At-Risk Deferred Salary	Interest Payable on 2017 At-Risk Deferred Salary	Total
Timothy Mayopoulos	$—	$—	$—	$—
David Benson	450,000	450,000	3,825	903,825
Andrew Bon Salle	445,385	445,385	3,786	894,556
Brian Brooks	387,693	387,693	3,295	778,681
Jeffery Hayward	328,269	328,269	2,790	659,328

(5)
None of our named executives received above-market or preferential earnings on nonqualified deferred compensation. Pursuant to a directive from FHFA, we terminated our defined benefit pension plans for employees in 2013, and we distributed all benefits remaining in the plans in 2015.

(6)	The table below shows more information about the amounts reported for 2017 in the “All Other Compensation” column.

All Other Compensation
	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Matching Charitable Award Programs	Interest Payable on 2017 Fixed Deferred Salary	Total
Timothy Mayopoulos	$21,600	$26,400	$—	$—	$48,000
David Benson	32,400	111,600	500	6,375	150,875
Andrew Bon Salle	21,600	58,400	2,500	6,708	89,208
Brian Brooks	21,600	58,400	—	5,564	85,564
Jeffery Hayward	32,400	85,292	—	4,394	122,086

See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and “Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental Retirement Savings Plan. Contributions to these plans shown for Mr. Benson and Mr. Hayward reflect additional amounts we are paying through June 2018 in connection with the 2013 termination of our defined benefit pension plan to employees close to retirement who satisfied a rule of 65, which we describe in “Pension Benefits.”

Amounts shown in the “Charitable Award Programs” column reflect gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $2,500 for the 2017 calendar year.

Fannie Mae 2017 Form 10-K	183

Executive Compensation | Compensation Tables and Other Information

Plan-Based Awards
The following table shows the at-risk grants of deferred salary made to the named executives during 2017. The terms of 2017 deferred salary are described in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2017 Executive Compensation Program—Elements of 2017 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the at-risk, performance-based portion of the named executives’ 2017 deferred salary.

Grants of Plan-Based Awards in 2017
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
	Award Type	Threshold	Target	Maximum
Timothy Mayopoulos	At-risk deferred salary—Corporate	$—	$—	$—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
David Benson	At-risk deferred salary—Corporate	—	450,000	450,000
	At-risk deferred salary—Individual	—	450,000	450,000
	Total at-risk deferred salary	—	900,000	900,000
Andrew Bon Salle	At-risk deferred salary—Corporate	—	445,385	445,385
	At-risk deferred salary—Individual	—	445,385	445,385
	Total at-risk deferred salary	—	890,770	890,770
Brian Brooks	At-risk deferred salary—Corporate	—	387,693	387,693
	At-risk deferred salary—Individual	—	387,693	387,693
	Total at-risk deferred salary	—	775,386	775,386
Jeffery Hayward	At-risk deferred salary—Corporate	—	328,269	328,269
	At-risk deferred salary—Individual	—	328,269	328,269
	Total at-risk deferred salary	—	656,538	656,538
__________

(1)
Amounts shown are the target amounts of the at-risk, performance-based portion of the named executives’ 2017 deferred salary. Half of 2017 at-risk deferred salary was subject to reduction based on corporate performance against the 2017 conservatorship scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2017, taking into account corporate performance against the 2017 Board of Directors’ goals, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a threshold payout amount. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2017 deferred salary is only subject to reduction; amounts higher than the target amount cannot be awarded. The actual amounts of the at-risk portion of 2017 deferred salary that will be paid to the named executives for 2017 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

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

Fannie Mae 2017 Form 10-K	184

Executive Compensation | Compensation Tables and Other Information

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
Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2017, the annual limit was $270,000). All of our named executives participate in the Supplemental Retirement Savings Plan.
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
The table below provides information on the nonqualified deferred compensation of the named executives in 2017, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Non-Qualified Deferred Compensation for 2017
	Company Contributions in 2017(1)	Aggregate Earnings in 2017(2)	Aggregate Balance at December 31, 2017(3)
Timothy Mayopoulos	$26,400	$80,753	$604,914
David Benson	111,600	15,455	516,388
Andrew Bon Salle	58,400	39,249	290,077
Brian Brooks	58,400	21,641	162,474
Jeffery Hayward	85,292	37,671	359,824
__________

(1)	All amounts reported in this column as company contributions in the last fiscal year are also reported as 2017 compensation in the “All Other Compensation” column of the “Summary Compensation Table.”

(2)	None of the earnings reported in this column are reported as 2017 compensation in the “Summary Compensation Table” because the earnings are neither above-market nor preferential.

(3)
Amounts reported in the Aggregate Balance at December 31, 2017 column of the table above reflect company contributions to the Supplemental Retirement Savings Plan that are also reported in the “All Other Compensation” column of the “Summary Compensation Table” as follows:

Fannie Mae 2017 Form 10-K	185

Executive Compensation | Compensation Tables and Other Information

Balance Amounts Reported in “All Other Compensation” in the Summary Compensation Table
	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2016 in the Summary Compensation Table	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2015 in the Summary Compensation Table
Timothy Mayopoulos	$79,646	$31,646
David Benson	112,200	112,200
Andrew Bon Salle	58,877	56,862
Brian Brooks	58,800	18,800
Jeffery Hayward	82,585	72,969
Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2017 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. Under the 2017 executive compensation program, a named executive would be entitled to receive a specified portion of his earned but unpaid 2017 deferred salary if his employment was terminated for any reason, other than for cause.
Below we discuss various elements of the named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, or his employment is terminated by the company. We then quantify the amounts that would be paid to our named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2017.
Deferred Salary
If a named executive is separated from employment with the company for any reason other than termination for cause, he would receive:

•
the earned but unpaid portion of his fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earned deferred salary), except that the reduction will not apply if at the time of separation the named executive has reached age 62, or age 55 with 10 years of service with Fannie Mae, or if the named executive’s employment terminates as a result of death or long-term disability;

•
the earned but unpaid portion of his at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year, except that the reduction will not apply if an officer’s employment terminates as a result of death or long-term disability prior to the Board and FHFA’s determination of performance for at-risk deferred salary;

•	interest on the earned but unpaid portion of his 2017 deferred salary, which accrues at an annual rate of 0.425%; and

•	installment payments of deferred salary would be made on the original payment schedule except that payments will be made within 90 days in case of the named executive’s death.
If a named executive’s employment is terminated by the company for cause, he would not receive any of the earned but unpaid portion of his deferred salary. The company may terminate an executive for cause if it determines that the executive has: (a) materially harmed the company by, in connection with the performance of

Fannie Mae 2017 Form 10-K	186

Executive Compensation | Compensation Tables and Other Information

his duties for the company, engaging in gross misconduct or performing his duties in a grossly negligent manner; or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.
Retiree Medical Benefits
We currently make certain retiree medical benefits available to our full-time employees who meet certain age and service requirements at the time of retirement.
The table below shows the amounts that would have become payable to each of our named executives if his employment had terminated on December 31, 2017.

Potential Payments Upon Termination as of December 31, 2017
	2017 Fixed Deferred Salary(1)	2017 At-Risk Deferred Salary(1)	Total
Timothy Mayopoulos
Resignation, retirement, or termination without cause	$—	$—	$—
Death or long-term disability	—	—	—
Termination for cause	—	—	—
David Benson
Resignation, retirement, or termination without cause	1,506,375	903,825	2,410,200
Death or long-term disability	1,506,375	903,825	2,410,200
Termination for cause	—	—	—
Andrew Bon Salle
Resignation, retirement, or termination without cause	1,173,026	894,556	2,067,582
Death or long-term disability	1,585,170	894,556	2,479,726
Termination for cause	—	—	—
Brian Brooks
Resignation, retirement, or termination without cause	972,948	778,681	1,751,629
Death or long-term disability	1,314,795	778,681	2,093,476
Termination for cause	—	—	—
Jeffery Hayward
Resignation, retirement, or termination without cause	1,038,240	659,328	1,697,568
Death or long-term disability	1,038,240	659,328	1,697,568
Termination for cause	—	—	—
__________

(1)
In the case of resignation, retirement or termination without cause, Mr. Bon Salle and Mr. Brooks each would have received 74% of his 2017 fixed deferred salary, which is the earned but unpaid portion of his 2017 fixed deferred salary as of December 31, 2017, reduced by 2% for each full or partial month by which the named executive’s separation from employment preceded January 31, 2019. Mr. Benson and Mr. Hayward each would have received 100% of his 2017 fixed deferred salary, with no reduction, because each would have reached age 55 with 10 years of service with Fannie Mae at the time of termination. Amounts shown in the table include interest payable on the deferred salary.

Ratio of Chief Executive Officer Pay to Employee Median Pay
In 2017, the total compensation of Mr. Mayopoulos, our Chief Executive Officer, was $648,000, as reported in the “Summary Compensation Table.” Based on the methodology described below, we determined that the median employee in terms of total 2017 compensation of all Fannie Mae employees (other than Mr. Mayopoulos) received an estimated $143,092 in total compensation for 2017. Therefore, the estimated ratio of 2017 total compensation of Mr. Mayopoulos to the median employee was 4.5 to 1.
In general, we offer employees base salary, company retirement plan contributions, the opportunity to receive awards for performance, and other benefits. In accordance with SEC rules, the median employee compensation provided above reflects company retirement plan contributions, awards for 2017 performance and other benefits, but does not reflect benefits relating to group life or health plans generally available to all salaried employees. Mr. Mayopoulos’s total compensation amount consists of base salary of $600,000 and company retirement plan contributions.

Fannie Mae 2017 Form 10-K	187

Executive Compensation | Compensation Tables and Other Information

To determine median employee compensation, we took the following steps:

•	We identified our employee population as of December 31, 2017, which consisted of approximately 7,100 employees.

•
For each employee (other than Mr. Mayopoulos), we determined the sum of his or her base salary for 2017, performance awards for 2017 and the value of company contributions made in 2017 on his or her behalf to retirement plans. Comparing the sums, we identified an employee whose compensation best reflects Fannie Mae employees’ median 2017 compensation, taking into account whether their compensation likely would reflect median employee compensation in future years.

•
In accordance with SEC rules, we then determined that employee’s 2017 total compensation ($143,092) using the approach required by the SEC when calculating our named executive officers’ compensation, as reported in the Summary Compensation Table.

Director Compensation
Our Corporate Governance Guidelines provide that compensation for members of the Board of Directors will be reasonable, appropriate, and commensurate with the duties and responsibilities of their Board service. Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in November 2008. Mr. Mayopoulos, our only director who is also an employee of Fannie Mae, does not receive any additional compensation for his service as a director.
Our non-management directors receive a retainer at an annual rate of $160,000, with no meeting fees. Committee chairs and Audit Committee members receive an additional retainer at an annual rate of $25,000 for the Audit Committee chair, $15,000 for the Risk Policy and Capital Committee chair and $10,000 for all other committee chairs and each member of the Audit Committee. In recognition of the substantial amount of time and effort necessary to fulfill the duties of non-executive Chair of the Board, the annual retainer for our non-executive Chair, Mr. Perry, is $290,000. Our directors receive no equity compensation. The total 2017 compensation for our non-management directors is shown in the table below.

2017 Non-Employee Director Compensation Table
Fees Earned or Paid in Cash
Amy E. Alving	$170,000
Hugh R. Frater	170,000
Renee L. Glover	160,000
Frederick B. “Bart” Harvey III	170,000
George W. Haywood	160,000
Michael J. Heid	170,000
Robert H. Herz	185,000
Diane C. Nordin	180,000
Egbert L. J. Perry	290,000
Jonathan Plutzik	175,000
Ryan A. Zanin	160,000
Additional Arrangements with our Non-Management Directors
Matching Charitable Gifts Program. To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. No non-employee directors participated in our matching gifts program in 2017.
Stock Ownership Guidelines for Directors. In 2009, our Board of Directors eliminated our stock ownership requirements for directors.
Other Expenses. We pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board of Directors, including travel to and from our meetings, accommodations, meals and education.

Fannie Mae 2017 Form 10-K	188

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Equity Compensation Plan Information

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
As of December 31, 2017, we had no outstanding options, warrants or rights under any equity compensation plan. Although we have a legacy equity compensation plan that was previously approved by shareholders, our 1985 Employee Stock Purchase Plan, we do not anticipate issuing additional shares under that plan. Moreover, we are prohibited from issuing any stock or other equity securities as compensation without the approval of FHFA and the prior written consent of Treasury under the senior preferred stock purchase agreement.

Fannie Mae 2017 Form 10-K	189

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters | Beneficial Ownership

Beneficial Ownership
The following table shows the beneficial ownership of our stock by each of our current directors and the named executives, and all current directors and executive officers as a group, as of February 1, 2018. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock or preferred stock.

Beneficial Ownership of Stock
	Number of Shares Beneficially Owned(1)
	8.25% Non-Cumulative Series T Preferred Stock	Common Stock
Amy E. Alving	0	0
Director
David C. Benson	0	0
Executive Vice President—Chief Financial Officer
Andrew J. Bon Salle	1,000	0
Executive Vice President—Single-Family Mortgage Business
Brian P. Brooks	0	0
Executive Vice President, General Counsel and Corporate Secretary
Hugh R. Frater	0	0
Director
Renee L. Glover	0	0
Director
Frederick B. Harvey, III	0	0
Director
George W. Haywood	0	0
Director
Jeffery R. Hayward	0	14,868
Executive Vice President and Head of Multifamily
Michael J. Heid	0	0
Director
Robert H. Herz	0	0
Director
Timothy J. Mayopoulos	0	0
President and Chief Executive Officer
Diane C. Nordin	0	0
Director
Egbert L. J. Perry	0	0
Chair of the Board
Jonathan Plutzik	0	0
Director
Ryan A. Zanin	0	0
Director
All directors and current executive officers as a group (18 persons)	1,000	21,537
__________

Fannie Mae 2017 Form 10-K	190

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters | Beneficial Ownership

(1)
Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table.

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of February 1, 2018.

5% Holders	Common Stock Beneficially Owned	Percent of Class
Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW., Room 3000 Washington, DC 20220
Pershing Square Capital Management, L.P. PS Management GP, LLC William A. Ackman	115,569,796(2)	9.98%
888 Seventh Avenue, 42nd Floor, New York, New York 10019
__________

(1)
In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 14, 2018, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

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

•	Director Code of Conduct;

•	Corporate Governance Guidelines;

•	Nominating and Corporate Governance Committee Charter;

•	Board of Directors’ delegation of authorities and reservation of powers;

•	Employee Code of Conduct; and

•	Conflict of Interest Policy and Conflict of Interest Procedure for employees.

Fannie Mae 2017 Form 10-K	191

Certain Relationships and Related Transactions, and Director Independence | Policies and Procedures Relating to Transactions with Related Persons

In addition, depending on the circumstances, relationships and transactions with related persons may require conservator decision pursuant to the instructions issued to the Board of Directors by the conservator or may require the consent of Treasury pursuant to the senior preferred stock purchase agreement.
Our Director Code of Conduct prohibits our directors from engaging in any conduct or activity that is inconsistent with our best interests, as defined by the conservator’s express directions, its policies and applicable federal law. Our Director Code of Conduct requires each of our directors to excuse himself or herself from voting on any issue before the Board that could result in a conflict, self-dealing or other circumstance where the director’s position as a director would be detrimental to us or result in a noncompetitive, favored or unfair advantage to either the director or the director’s associates. In addition, our directors must disclose to the Chair of the Nominating and Corporate Governance Committee, or another member of the committee, any situation that involves or appears to involve a conflict of interest. This includes, for example, any financial interest of a director, an immediate family member of a director or a business associate of a director in any transaction being considered by the Board, as well as any financial interest a director may have in an organization doing business with us. Each of our directors also must annually certify compliance with our Director Code of Conduct.
Our Corporate Governance Guidelines provide that our Board of Directors, directly or through its committees, reviews and approves any action that in the reasonable business judgment of management at the time the action is taken is likely to cause significant reputational risk to Fannie Mae or result in substantial negative publicity. Our Board’s delegation of authorities and reservation of powers similarly requires Board approval for these actions. Depending on management’s business judgment, this requirement might include a related party transaction.
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
Our Employee Code of Conduct requires that we and our employees seek to avoid any actual or apparent conflict between our business interests and the personal interests of our employees or their family members. An employee who knows or suspects a violation of our Employee Code of Conduct must raise the issue with the employee’s manager, another appropriate member of management, a member of our Human Resources division or our Compliance and Ethics division.
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
We are required by the conservator to obtain its decision for various matters, some of which may involve relationships or transactions with related persons. These matters include actions involving the senior preferred stock purchase agreement, the creation of any subsidiary or affiliate, any substantial non-ordinary course transaction with a subsidiary or affiliate, changes in employee compensation that could significantly impact our employees, new compensation arrangements with or increases in compensation for our executive officers, and changes in our business operations, activities, and transactions that in the reasonable business judgment of management are more likely than not to result in a significant increase in credit, market, reputational, operational or other key risks. The senior preferred stock purchase agreement requires us to obtain written Treasury approval of transactions with affiliates unless, among other things, the transaction is upon terms no less favorable to us than would be obtained in a comparable arm’s-length transaction with a non-affiliate or the transaction is undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence at the time the senior preferred stock purchase agreement was entered into.
We also require our directors and executive officers, not less than annually, to describe to us any situation involving a transaction with us in which a director or executive officer could potentially have a personal interest that would require disclosure under Item 404 of Regulation S-K.

Fannie Mae 2017 Form 10-K	192

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
Treasury Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement was subsequently amended on September 26, 2008, May 6, 2009, December 24, 2009 and August 17, 2012. In addition, on December 21, 2017, we, through FHFA, in its capacity as conservator, and Treasury entered into a letter agreement amending the dividend and liquidation preference provisions of the senior preferred stock we previously issued to Treasury. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for a description of the terms of the senior preferred stock purchase agreement, the senior preferred stock and the warrant, including the December 2017 revisions to the dividend and liquidation preference provisions of the senior preferred stock.
As of December 31, 2017, we had received an aggregate of $116.1 billion from Treasury under the senior preferred stock purchase agreement. Through December 31, 2017, we had paid an aggregate of $166.4 billion to Treasury in dividends on the senior preferred stock. Because we had a net worth deficit of $3.7 billion as of December 31, 2017, no dividend will be payable to Treasury for the first quarter of 2018. We expect the Director of FHFA will submit a request to Treasury on our behalf for $3.7 billion to eliminate our net worth deficit. After we receive the additional funds requested from Treasury to eliminate our net worth deficit as of December 31, 2017, the maximum amount of remaining funding under the agreement will be $113.9 billion.
Treasury Making Home Affordable Program
In 2009, Treasury launched the Making Home Affordable Program to help struggling homeowners avoid foreclosure and engaged us as program administrator for loans modified under the Home Affordable Modification Program, or HAMP, and other initiatives under Making Home Affordable Program. HAMP was aimed at helping borrowers by modifying their mortgage loan to make their payments more affordable. In 2017, our principal activities as program administrator included:

•	implementing the guidelines and policies of the Treasury program;

•	supporting servicers and managing the process for servicers to report modification activity and program performance;

•	calculating incentive compensation consistent with program guidelines;

•	acting as record-keeper for executed loan modifications and program administration; and

•	performing other tasks as directed by Treasury from time to time.
Although borrowers could apply for modifications under HAMP only through 2016, our role as program administrator continues in order to administer remaining incentives payable under the program and to continue record-keeping for completed modification activity and performance.

Fannie Mae 2017 Form 10-K	193

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons

Under our arrangement, Treasury has compensated us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect we will have received an aggregate of approximately $490 million from Treasury for our work as program administrator from 2009 through 2017, as well as an additional amount of approximately $139 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to continue to receive reimbursements from Treasury for our work through the completion of our role as program administrator.
Temporary Payroll Tax Cut Continuation Act of 2011
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. In 2017, we recognized $2.1 billion for our obligations to Treasury under the TCCA.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. We paid $268 million to the funds in 2017. Pursuant to the GSE Act and directions from FHFA, we paid $67 million of this amount to Treasury’s HOPE Reserve Fund, $70 million to Treasury’s Capital Magnet Fund and $131 million to HUD’s Housing Trust Fund. In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement, or in which such allocation or transfer would cause such a draw. Although we will draw funds from Treasury under the senior preferred stock purchase agreement to eliminate our fourth quarter 2017 net worth deficit, FHFA has directed us to proceed with the transfer of allocated funds for 2017 in light of FHFA’s determination that this draw is triggered by a one-time charge relating to the enactment of the Tax Act and does not relate to any financial instability. Our new business purchases were $569.6 billion for the year ended December 31, 2017. Accordingly, we recognized an expense of $239 million related to this obligation for the year ended December 31, 2017. We expect to pay $84 million to Treasury’s Capital Magnet Fund and $155 million to HUD’s Housing Trust Fund on or before March 1, 2018. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Affordable Housing Allocations” for more information regarding the GSE Act’s affordable housing allocation requirements.
Transactions Involving The Integral Group LLC
Egbert L. J. Perry, who is the Chair of our Board and who has been a member of our Board since December 2008, is the Chairman, Chief Executive Officer and controlling member of The Integral Group LLC, referred to as Integral. Prior to Mr. Perry joining our Board, our Multifamily business made indirect investments over a number of years in certain limited partnerships or limited liability companies that are controlled and managed by entities affiliated with Integral. These limited partnerships or limited liability companies are referred to as the Integral Property Partnerships. The Integral Property Partnerships own and manage LIHTC properties. We also hold multifamily mortgage loans made to borrowers sponsored by Integral. In addition to these mortgage loans, prior to Mr. Perry joining our Board, Fannie Mae purchased a mortgage loan made to a limited partnership in which Integral is an indirect owner of the general partner, but does not act as a sponsor for the loan. Integral retains a total ownership interest of approximately 0.004% in the borrowing entity. The borrowing entity refinanced the loan in December 2017 with a new mortgage loan with an initial principal balance of approximately $1.8 million, and in January 2018 Fannie Mae purchased this mortgage loan pursuant to an ordinary course transaction, made at arm’s length, and upon market terms and conditions. We believe that Mr. Perry has no material direct or indirect interest in these transactions. In addition, as described in “Director Independence—Our Board of Directors” below, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.
Mr. Perry has informed us that Integral accepted no further equity investments from us relating to Integral Property Partnerships beginning in December 2008, when he joined our Board. As a secondary market

Fannie Mae 2017 Form 10-K	194

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons

participant, in the ordinary course of our business we may purchase multifamily mortgage loans made to borrowing entities sponsored by Integral or in which Integral has an ownership interest.

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

•	A director will not be considered independent if, within the preceding three years:

•	the director was employed by a company at a time when one of our current executive officers sat on that company’s compensation committee; or

•	an immediate family member of the director was employed as an officer by a company at a time when one of our current executive officers sat on that company’s compensation committee.

•	A director will not be considered independent if, within the preceding three years:

•	the director received any compensation from us, directly or indirectly, other than fees for service as a director; or

Fannie Mae 2017 Form 10-K	195

Certain Relationships and Related Transactions, and Director Independence | Director Independence

•	an immediate family member of the director received any compensation from us, directly or indirectly, other than compensation received for service as our employee (other than an executive officer).

•	A director will not be considered independent if:

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
Our Board of Directors
Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, reviewed the independence of all Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board contained in our Corporate Governance Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Corporate Governance Guidelines and the NYSE, and that each of our directors other than Mr. Mayopoulos, our Chief Executive Officer, is independent.
In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Corporate Governance Guidelines as set forth above:

•
Certain of these Board members have relationships with other entities that engage in or have engaged in business with Fannie Mae. In all but one of these cases, the Board members are currently only directors of, advisory Board members of, or consultants to these other entities. In one case the Board member is also an employee of the entity. In most instances, including the case where the Board member is an employee of the entity, the payments made by or to Fannie Mae pursuant to these relationships during the past three years were determined to fall below our Corporate Governance Guidelines’ thresholds of materiality for a Board member who is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Certain of these Board members serve as Board or working group members of non-profit organizations that have received payments from Fannie Mae. The amount of these payments fell substantially below our Corporate Governance Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a non-profit organization that receives donations or payments from Fannie Mae. In light of this fact, the Board of Directors has concluded that these relationships with the charitable or non-profit organizations are not material to the independence of these Board members.

•
Certain of these Board members serve as directors of other companies that hold Fannie Mae fixed income securities or control entities that direct investments in such securities. It is generally not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed income securities as

Fannie Mae 2017 Form 10-K	196

Certain Relationships and Related Transactions, and Director Independence | Director Independence

payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. The transactions by these other companies in Fannie Mae fixed income securities are entered into at arm’s length in the ordinary course of business of these companies, upon market terms and conditions, and are not entered into at the direction of, or upon approval by, the director in the director’s capacity as a director of these companies. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Mr. Perry is an executive officer and majority member of The Integral Group LLC, which has had multiple indirect business relationships with Fannie Mae during the past three years. These business relationships include the following:

•
Since 2006, Fannie Mae has held six multifamily mortgage loans made to borrowing entities sponsored by Integral. During 2014, Integral paid off four of these loans, and only two remain. In each case, Integral participates in the borrowing entity as a general partner of the limited partnership, or as a managing member of the limited liability company, as the case may be, and holds a 0.01% economic interest in such entity. The aggregate unpaid principal balance of the remaining loans as of December 31, 2017 constituted approximately 2% of Integral’s total debt outstanding. In addition to these mortgage loans, prior to Mr. Perry joining the Board, Fannie Mae purchased a mortgage loan made to a limited partnership in which Integral is an indirect owner of the general partner, but does not act as a sponsor for the loan. Integral retains a total ownership interest of approximately 0.004% in the borrowing entity. The borrowing entity refinanced the loan in December 2017 with a new mortgage loan with an initial principal balance of approximately $1.8 million, and in January 2018 Fannie Mae purchased this mortgage loan pursuant to an ordinary course transaction, made at arm’s length, and upon market terms and conditions. The borrowing entities have made interest payments on these loans. The total amount of these interest payments did not exceed $1 million in any of the last three years.

•
Fannie Mae has invested as a limited partner or non-managing member in certain LIHTC funds that in turn have invested as a limited partner or non-managing member in various Integral Property Partnerships, which are lower-tier project partnerships or limited liability companies that own LIHTC properties. Integral participates indirectly as a member or the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop and manage housing projects, a portion of which includes affordable housing units. Each Project General Partner and its affiliates are entitled to earn certain fees in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments in the Integral Property Partnerships, through the LIHTC funds, have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships as of December 31, 2017 constituted approximately 1.5% of the total capitalization of the Integral Property Partnerships.

The aggregate debt service and other required payments made, directly and indirectly, to or on behalf of Fannie Mae pursuant to these relationships with Integral for each of the past three years fall below our Corporate Governance Guidelines’ thresholds of materiality for a Board member who is a current executive officer, employee, controlling shareholder or partner of a company that engages in business with Fannie Mae. In addition, as a limited partner or non-managing member in the LIHTC funds, which in turn are limited partners in the Integral Property Partnerships, Fannie Mae has no direct dealings with Integral or Mr. Perry and has not been involved in the management of the Integral Property Partnerships. Further, Integral has not accepted additional equity investments from Fannie Mae since Mr. Perry joined the Board. Based on the foregoing, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.

•
Mr. Heid is a former employee of Wells Fargo, with which we regularly enter into a variety of transactions in the ordinary course of business. For example, Wells Fargo Bank, N.A., together with its affiliates, accounted for approximately 17% of our single-family business volume in 2017. Mr. Heid continues to hold Wells Fargo & Company stock, restricted stock units and performance share awards that will vest in amounts that partly depend on Wells Fargo’s corporate performance over a multi-year period. Based on its review of the relevant facts and circumstances, the Board of Directors has concluded that Mr. Heid’s former employment with and equity holdings in Wells Fargo are not material to his independence.

The Board determined that none of these relationships would interfere with the director’s independent judgment.

Fannie Mae 2017 Form 10-K	197

Certain Relationships and Related Transactions, and Director Independence | Director Independence

Mr. Mayopoulos is not considered an independent director under our Corporate Governance Guidelines because of his position as Chief Executive Officer.
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
Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2017 and 2016. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP, including audit fees.

	For the Year Ended December 31,
	2017	2016
Description of fees:
Audit fees	$35,012,000	$34,713,000
Audit-related fees(1)	237,000	222,000
Tax fees	—	5,000
All other fees(2)	178,000	—
Total fees	$35,427,000	$34,940,000
__________

(1)	Consists of fees billed for attest-related services on debt offerings and compliance with the covenants in the senior preferred stock purchase agreement with Treasury.

(2)	Consists of fees billed for other attest engagements and trainings.
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
In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2017 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chair, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of the integrated audit must be approved by the conservator.
In 2017, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

Fannie Mae 2017 Form 10-K	198

Exhibits, Financial Statement Schedules

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)    Documents filed as part of this report
1.    Consolidated Financial Statements
An index to financial statements has been filed as part of this report beginning on page F-1 and is incorporated herein by reference.
2.    Financial Statement Schedules
None.
3.    Exhibits
The exhibits listed below are being filed with or incorporated by reference into this report.

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

Fannie Mae 2017 Form 10-K	199

Exhibits, Financial Statement Schedules

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

4.17	Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of January 1, 2018.
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

4.23
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated December 21, 2017 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed December 21, 2017.)

10.1
Repayment Provisions for SEC Executive Officers, amended and restated as of March 8, 2012† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended March 31, 2012, filed May 9, 2012.)

10.2
Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2016, filed February 17, 2017.)

Fannie Mae 2017 Form 10-K	200

Exhibits, Financial Statement Schedules

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

10.12
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated December 21, 2017 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed December 21, 2017.)

10.13
Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

12.1	Statement re: computation of ratio of earnings to fixed charges
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends and issuance cost at redemption
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*

Fannie Mae 2017 Form 10-K	201

Exhibits, Financial Statement Schedules

101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

†	This Exhibit is a management contract or compensatory plan or arrangement.

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae 2017 Form 10-K	202

Signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer
Date: February 14, 2018

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

Signature	Title	Date

/s/ Egbert L. J. Perry	Chair of the Board of Directors	February 14, 2018
Egbert L. J. Perry

/s/ Timothy J. Mayopoulos	President and Chief Executive Officer and Director	February 14, 2018
Timothy J. Mayopoulos

/s/ David C. Benson	Executive Vice President and Chief Financial Officer	February 14, 2018
David C. Benson

/s/ Chryssa C. Halley	Senior Vice President and Controller	February 14, 2018
Chryssa C. Halley

Fannie Mae 2017 Form 10-K	203

Signatures

Signature	Title	Date

/s/ Amy E. Alving	Director	February 14, 2018
Amy E. Alving

/s/ Hugh R. Frater	Director	February 14, 2018
Hugh R. Frater

/s/ Renee L. Glover	Director	February 14, 2018
Renee L. Glover

/s/ Frederick B. Harvey III	Director	February 14, 2018
Frederick B. Harvey III

/s/ George W. Haywood	Director	February 14, 2018
George W. Haywood

/s/ Michael J. Heid	Director	February 14, 2018
Michael J. Heid

/s/ Robert H. Herz	Director	February 14, 2018
Robert H. Herz

/s/ Diane C. Nordin	Director	February 14, 2018
Diane C. Nordin

/s/ Jonathan Plutzik	Director	February 14, 2018
Jonathan Plutzik

/s/ Ryan A. Zanin	Director	February 14, 2018
Ryan A. Zanin

Fannie Mae 2017 Form 10-K	204

Index to Consolidated Financial Statements

Fannie Mae 2017 Form 10-K	F-1

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2018, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Emphasis of a Matter
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
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 14, 2018

We have served as the Company’s auditor since 2005.

Fannie Mae 2017 Form 10-K	F-2

Financial Statements | Consolidated Balance Sheets

FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$32,110	$25,224
Restricted cash (includes $22,132 and $31,536, respectively, related to consolidated trusts)	28,150	36,953
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,470	30,415
Investments in securities:
Trading, at fair value (includes $747 and $1,277, respectively, pledged as collateral)	34,679	40,562
Available-for-sale, at fair value (includes $87 and $107, respectively, related to consolidated trusts)	4,843	8,363
Total investments in securities	39,522	48,925
Mortgage loans:
Loans held for sale, at lower of cost or fair value	4,988	2,899
Loans held for investment, at amortized cost:
Of Fannie Mae	162,809	204,318
Of consolidated trusts	3,029,812	2,896,001
Total loans held for investment (includes $10,596 and $12,057, respectively, at fair value)	3,192,621	3,100,319
Allowance for loan losses	(19,084)	(23,465)
Total loans held for investment, net of allowance	3,173,537	3,076,854
Total mortgage loans	3,178,525	3,079,753
Deferred tax assets, net	17,350	33,530
Accrued interest receivable, net (includes $7,560 and $7,064, respectively, related to consolidated trusts)	8,133	7,737
Acquired property, net	3,220	4,489
Other assets	19,049	20,942
Total assets	$3,345,529	$3,287,968
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $8,598 and $8,285, respectively, related to consolidated trusts)	$9,682	$9,431
Debt:
Of Fannie Mae (includes $8,186 and $9,582, respectively, at fair value)	276,752	327,097
Of consolidated trusts (includes $30,493 and $36,524, respectively, at fair value)	3,053,302	2,935,219
Other liabilities (includes $492 and $390, respectively, related to consolidated trusts)	9,479	10,150
Total liabilities	3,349,215	3,281,897
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized— 555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 and 1,158,082,750 shares outstanding, respectively	687	687
Accumulated deficit	(133,805)	(124,253)
Accumulated other comprehensive income	553	759
Treasury stock, at cost, 150,675,136 and 150,679,953 shares, respectively	(7,400)	(7,401)
Total stockholders’ equity (deficit) (See Note 1: Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant for information on our dividend obligation to Treasury)	(3,686)	6,071
Total liabilities and equity (deficit)	$3,345,529	$3,287,968

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2017 Form 10-K	F-3

Financial Statements | Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars in millions, except share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Interest income:
Trading securities	$706	$516	$444
Available-for-sale securities	335	620	1,156
Mortgage loans (includes $100,593, $95,266 and $97,971, respectively, related to consolidated trusts)	108,319	104,642	107,699
Other	496	243	143
Total interest income	109,856	106,021	109,442
Interest expense:
Short-term debt	(250)	(206)	(146)
Long-term debt (includes $82,580, $77,575 and $80,326, respectively, related to consolidated trusts)	(88,873)	(84,520)	(87,887)
Total interest expense	(89,123)	(84,726)	(88,033)
Net interest income	20,733	21,295	21,409
Benefit for credit losses	2,041	2,155	795
Net interest income after benefit for credit losses	22,774	23,450	22,204
Investment gains, net	1,522	1,256	1,336
Fair value losses, net	(1,211)	(1,081)	(1,767)
Fee and other income	2,227	966	1,348
Non-interest income	2,538	1,141	917
Administrative expenses:
Salaries and employee benefits	(1,328)	(1,336)	(1,319)
Professional services	(933)	(955)	(984)
Other administrative expenses	(476)	(450)	(747)
Total administrative expenses	(2,737)	(2,741)	(3,050)
Foreclosed property expense	(521)	(644)	(1,629)
Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) fees	(2,096)	(1,845)	(1,621)
Other expenses, net	(1,511)	(1,028)	(613)
Total expenses	(6,865)	(6,258)	(6,913)
Income before federal income taxes	18,447	18,333	16,208
Provision for federal income taxes	(15,984)	(6,020)	(5,253)
Net income	2,463	12,313	10,955
Other comprehensive loss:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(206)	(642)	(763)
Other	—	(6)	437
Total other comprehensive loss	(206)	(648)	(326)
Total comprehensive income	2,257	11,665	10,629
Less: Comprehensive income attributable to noncontrolling interest	—	—	(1)
Total comprehensive income attributable to Fannie Mae	$2,257	$11,665	$10,628
Net income	$2,463	$12,313	$10,955
Less: Net income attributable to noncontrolling interest	—	—	(1)
Net income attributable to Fannie Mae	$2,463	$12,313	$10,954
Dividends distributed or available for distribution to senior preferred stockholder	(8,944)	(12,236)	(11,216)
Net income (loss) attributable to common stockholders	$(6,481)	$77	$(262)
Earnings (loss) per share:
Basic	$(1.12)	$0.01	$(0.05)
Diluted	(1.12)	0.01	(0.05)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762
Diluted	5,762	5,893	5,762

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2017 Form 10-K	F-4

Financial Statements | Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$2,463	$12,313	$10,955
Reconciliation of net income to net cash used in operating activities:
Amortization of cost basis adjustments	(6,641)	(6,821)	(6,298)
Benefit for credit losses	(2,041)	(2,155)	(795)
Valuation gains	(1,573)	(472)	(510)
Current and deferred federal income taxes	14,369	4,309	4,083
Net change in trading securities	4,511	(3,005)	(10,153)
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(2,426)	(3,124)	(3,055)
Other, net	(406)	(1,778)	(900)
Net cash provided by (used in) operating activities	8,256	(733)	(6,673)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	1,206	1,840	768
Proceeds from sales of trading securities held for investment	241	1,618	1,104
Proceeds from maturities and paydowns of available-for-sale securities	2,009	2,927	4,394
Proceeds from sales of available-for-sale securities	1,990	11,378	8,249
Purchases of loans held for investment	(189,593)	(233,935)	(187,194)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	22,557	25,294	25,776
Proceeds from sales of loans acquired as held for investment of Fannie Mae	10,241	5,222	3,196
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	435,637	543,690	484,230
Net change in restricted cash	8,803	(6,074)	1,663
Advances to lenders	(123,687)	(140,147)	(118,746)
Proceeds from disposition of acquired property and preforeclosure sales	12,221	16,115	20,757
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	10,945	(3,065)	3,600
Other, net	641	116	527
Net cash provided by investing activities	193,211	224,979	248,324
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	1,034,742	982,272	443,371
Payments to redeem debt of Fannie Mae	(1,086,470)	(1,043,108)	(518,575)
Proceeds from issuance of debt of consolidated trusts	383,793	437,392	347,614
Payments to redeem debt of consolidated trusts	(514,637)	(580,642)	(511,158)
Payments of cash dividends on senior preferred stock to Treasury	(12,015)	(9,624)	(10,278)
Other, net	6	14	26
Net cash used in financing activities	(194,581)	(213,696)	(249,000)
Net increase (decrease) in cash and cash equivalents	6,886	10,550	(7,349)
Cash and cash equivalents at beginning of period	25,224	14,674	22,023
Cash and cash equivalents at end of period	$32,110	$25,224	$14,674
Cash paid during the period for:
Interest	$109,480	$104,318	$104,928
Income taxes	3,090	1,711	1,170
Non-cash activities:
Net mortgage loans acquired by assuming debt	$258,312	$275,710	$220,168
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	193,809	223,705	175,104
Transfers from advances to lenders to loans held for investment of consolidated trusts	118,282	130,886	114,851
Net transfers from mortgage loans to acquired property	10,262	13,768	17,534
Transfers of mortgage loans from held for investment to held for sale	12,886	3,878	8,601
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2017 Form 10-K	F-5

Financial Statements | Consolidated Statements of Changes in Equity (Deficit)

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non Controlling Interest	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2014	1	556	1,158	$117,149	$19,130	$687	$(127,618)	$1,733	$(7,401)	$40	$3,720
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	(12)	(12)
Comprehensive income:
Net income	—	—	—	—	—	—	10,954	—	—	1	10,955
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $151)	—	—	—	—	—	—	—	(280)	—	—	(280)
Reclassification adjustment for gains included in net income (net of tax of $253)	—	—	—	—	—	—	—	(483)	—	—	(483)
Prior service cost and actuarial gains, net of amortization for defined benefit plans, net of tax	—	—	—	—	—	—	—	437	—	—	437
Total comprehensive income											10,629
Senior preferred stock dividends	—	—	—	—	—	—	(10,278)	—	—	—	(10,278)
Balance as of December 31, 2015	1	556	1,158	117,149	19,130	687	(126,942)	1,407	(7,401)	29	4,059
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	(29)	(29)
Comprehensive income:
Net income	—	—	—	—	—	—	12,313	—	—	—	12,313
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $30)	—	—	—	—	—	—	—	(55)	—	—	(55)
Reclassification adjustment for gains included in net income (net of tax of $316)	—	—	—	—	—	—	—	(587)	—	—	(587)
Other, net of tax	—	—	—	—	—	—	—	(6)	—	—	(6)
Total comprehensive income											11,665
Senior preferred stock dividends	—	—	—	—	—	—	(9,624)	—	—	—	(9,624)
Balance as of December 31, 2016	1	556	1,158	117,149	19,130	687	(124,253)	759	(7,401)	—	6,071
Comprehensive income:
Net income	—	—	—	—	—	—	2,463	—	—	—	2,463
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $28)	—	—	—	—	—	—	—	53	—	—	53
Reclassification adjustment for gains included in net income (net of tax of $139)	—	—	—	—	—	—	—	(259)	—	—	(259)
Total comprehensive income											2,257
Senior preferred stock dividends	—	—	—	—	—	—	(12,015)	—	—	—	(12,015)
Other	—	—	—	—	—	—	—	—	1	—	1
Balance as of December 31, 2017	1	556	1,158	$117,149	$19,130	$687	$(133,805)	$553	$(7,400)	$—	$(3,686)

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2017 Form 10-K	F-6

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
We operate in the secondary mortgage market, primarily working with lenders. We do not originate loans or lend money directly to consumers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities (“MBS”) that we guarantee; purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; and engage in other activities that increase the supply of affordable housing.
We have two reportable business segments: Single-Family and Multifamily. The Single-Family business operates in the secondary mortgage market relating to loans secured by properties containing four or fewer residential dwelling units. The Multifamily business operates in the secondary mortgage market relating primarily to loans secured by properties containing five or more residential units. We describe the management reporting and allocation process used to generate our segment results in “Note 10, Segment Reporting.”
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-7

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

carrying value of our assets, which could lead to substantially different financial results. We are not aware of any plans of FHFA to fundamentally change our business model or capital structure in the near term.
Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant
Senior Preferred Stock Purchase Agreement
On September 7, 2008, we, through FHFA in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury. This agreement was amended and restated on September 26, 2008. The amended and restated agreement was subsequently amended on May 6, 2009, December 24, 2009 and August 17, 2012. On December 21, 2017, we, through FHFA, in its capacity as conservator, and Treasury entered into a letter agreement amending the dividend and liquidation preference provisions of the senior preferred stock we previously issued to Treasury. The December 2017 letter agreement was not accounted for as an extinguishment of the existing senior preferred stock.
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
As of December 31, 2017 and 2016, we received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement. Because we had a net worth deficit of $3.7 billion as of December 31, 2017, we expect the Director of FHFA will submit a request to Treasury on our behalf for $3.7 billion to eliminate our net worth deficit. After we receive these additional funds, we will have received a total of $119.8 billion from Treasury pursuant to the senior preferred stock purchase agreement.
As of December 31, 2017, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion. After we receive the additional funds requested from Treasury to eliminate our net worth deficit as of December 31, 2017, the maximum amount of remaining funding under the agreement will be $113.9 billion.
See “Note 11, Equity (Deficit)” for additional information about the senior preferred stock purchase agreement.
Senior Preferred Stock
The aggregate liquidation preference of the senior preferred stock was $120.1 billion as of December 31, 2017, and will increase to $123.8 billion after we receive the $3.7 billion in additional funds from Treasury to eliminate our net worth deficit as of December 31, 2017. The liquidation preference of the senior preferred stock is subject to adjustment, as described in “Note 11, Equity (Deficit).”
Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. The dividends we have paid to Treasury on the senior preferred stock during conservatorship have been declared by, and paid at the direction of, our conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors. We recognize a liability on our balance sheet for senior preferred stock dividends only upon their declaration by our conservator, at which point they become payable to the shareholder.
The dividend provisions of the senior preferred stock have been amended twice since the senior preferred stock was originally issued: in August 2012 through an amendment to the senior preferred stock purchase agreement and in December 2017 through a letter agreement. See “Note 11, Equity (Deficit)” for a description of the dividend provisions of the senior preferred stock applicable for the periods shown in this report and for 2018 and thereafter.
On December 29, 2017, we paid Treasury a fourth quarter 2017 dividend of $648 million on the senior preferred stock. Because we had a net worth deficit of $3.7 billion as of December 31, 2017, no dividend will be payable to Treasury on the senior preferred stock for the first quarter of 2018.
Warrant
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-8

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted loss per share. The weighted-average shares of common stock outstanding for 2017, 2016 and 2015 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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
We believe that continued federal government support of our business, as well as our status as a government-sponsored enterprise, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business without appropriate capitalization of the company could materially and adversely affect our liquidity, financial condition and results of operations. Changes or perceived changes in our status as a government-sponsored enterprise could also materially and adversely affect our liquidity, financial condition and results of operations. In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. Future changes or disruptions in the financial markets could significantly impact the amount, mix and cost of funds we obtain, which also could increase our liquidity and “roll over” risk and have a material adverse impact on our liquidity, financial condition and results of operations.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ consolidated financial statements.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2017, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $120.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties. In October 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $40 million, $57 million and $68 million for the years ended December 31, 2017, 2016 and 2015, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-9

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

During the years ended December 31, 2017, 2016 and 2015, we made tax payments of $3.1 billion, $1.7 billion and $1.2 billion, respectively, to the Internal Revenue Service (“IRS”), a bureau of Treasury. We received $51 million in interest from the IRS during the year ended December 31, 2017 related to income tax periods from 2007 through 2013. We received $7 million in interest from the IRS during the year ended December 31, 2016 related to income tax periods from 2007 and prior. We received a refund of $1.5 billion from the IRS during the year ended December 31, 2017 for income tax adjustments related to tax years 2007 through 2013. We received a refund of $277 million from the IRS during the year ended December 31, 2015 for income tax adjustments related to tax years 2004 through 2010.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through certain programs, including a new issue bond (“NIB”) program. As of December 31, 2017, under the NIB program, Fannie Mae and Freddie Mac had $4.8 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.
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
The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our consolidated statements of operations and comprehensive income. We recognized $2.1 billion, $1.8 billion and $1.6 billion in TCCA fees during the years ended December 31, 2017, 2016 and 2015, respectively, of which $544 million and $487 million had not been remitted as of December 31, 2017 and 2016, respectively.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. In prior years, a portion was also attributable to Treasury’s HOPE Reserve Fund. In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement, or in which such allocation or transfer would cause such a draw. Although we will draw funds from Treasury under the senior preferred stock purchase agreement to eliminate our fourth quarter 2017 net worth deficit, FHFA has directed us to proceed with the transfer of allocated funds for 2017 in light of FHFA’s determination that this draw is triggered by a one-time charge relating to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) and does not relate to any financial instability. These expenses, recognized in “Other expenses, net” in our consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $84 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the year ended December 31, 2017. We recognized $137 million and $111 million in “Other expenses, net” in connection with Treasury’s Capital Magnet and HOPE Reserve Funds for the years ended December 31, 2016 and 2015, respectively. These amounts had not been remitted as of the end of the respective periods.
In addition to the transactions with Treasury mentioned above, we purchase and sell Treasury securities in the normal course of business. As of December 31, 2017 and 2016, we held Treasury securities with a fair value of $29.2 billion and $32.3 billion, respectively, and accrued interest receivable of $77 million and $39 million, respectively. We recognized interest income on these securities held by us of $345 million, $157 million and $35 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Transactions with Freddie Mac
As of December 31, 2017 and 2016, we held Freddie Mac mortgage-related securities with a fair value of $613 million and $1.4 billion, respectively, and accrued interest receivable of $2 million and $5 million, respectively. We recognized interest income on these securities held by us of $38 million, $112 million and $226 million for the years ended December 31, 2017, 2016 and 2015, respectively. Freddie Mac may be an investor in variable

Fannie Mae (In conservatorship) 2017 Form 10-K	F-10

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated. Freddie Mac may also be an investor in our debt securities.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our consolidated statements of operations and comprehensive income, of $112 million, $114 million and $112 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, we contributed capital to CSS of $102 million, $118 million and $66 million for the years ended December 31, 2017, 2016 and 2015, respectively. In November 2016, Fannie Mae, Freddie Mac and CSS entered into a Customer Services Agreement that sets forth the terms under which CSS will provide securitization services to us and Freddie Mac. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the years ended December 31, 2017, 2016 or 2015.
Use of Estimates
Preparing consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments, and allowance for loan losses. Actual results could be different from these estimates.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-11

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
Purchase/Sale of Fannie Mae Securities
We actively purchase and may subsequently sell guaranteed MBS that have been issued through lender swap and portfolio securitization transactions. The accounting for the purchase and sale of our guaranteed MBS issued by the trusts differs based on the characteristics of the securitization trusts and whether the trusts are consolidated.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-12

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

required to permit timely payments of principal and interest on the related Fannie Mae MBS. This guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.
Single-class securitization trusts are used for lender swap and portfolio securitization transactions. A lender swap transaction occurs when a mortgage lender delivers a pool of single-family mortgage loans to us, which we immediately deposit into an MBS trust. The MBS are then issued to the lender in exchange for the mortgage loans. A portfolio securitization transaction occurs when we purchase mortgage loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued through a portfolio securitization are then sold to investors for cash. We consolidate single-class securitization trusts that are issued under these programs when our role as guarantor and master servicer provides us with the power to direct matters, such as the servicing of the mortgage loans, that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities (e.g., when the loan collateral is subject to a Federal Housing Administration guaranty and related Servicing Guide).
When we purchase single-class Fannie Mae MBS issued from a consolidated trust, we account for the transaction as an extinguishment of the related debt in our consolidated financial statements. We record a gain or loss on the extinguishment of such debt to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated debt reported in our consolidated balance sheets (including unamortized premiums, discounts or the other cost basis adjustments) at the time of purchase. When we sell single-class Fannie Mae MBS that were issued from a consolidated trust, we account for the transaction as the issuance of debt in our consolidated financial statements. We amortize the related premiums, discounts and other cost basis adjustments into income over time.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-13

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
When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale is recorded as a component of “Investment gains, net” in our consolidated statements of operations and comprehensive income. Retained interests are primarily derived from transfers associated with our portfolio securitizations in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets. We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the Fannie Mae MBS included in the “Investments in Securities” section of this note.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-14

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
Investments in Securities
Securities Classified as Available-for-Sale or Trading
We classify and account for our securities as either available-for-sale (“AFS”) or trading. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains, net” in our consolidated statements of operations and comprehensive income. We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income. We include interest and dividends on securities in our consolidated statements of operations and comprehensive income. Interest income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. As of December 31, 2017, we did not have any securities classified as held-to-maturity.
Fannie Mae MBS included in “Investments in securities”
When we own Fannie Mae MBS issued by unconsolidated trusts, we do not derecognize any components of the guaranty assets, guaranty obligations, or any other outstanding recorded amounts associated with the guaranty transaction because our contractual obligation to the MBS trust remains in force until the trust is liquidated. We determine the fair value of Fannie Mae MBS based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. We record the aggregate amount of Fannie Mae MBS held as “Investments in securities” in our consolidated balance sheets. The unamortized obligation to stand ready to perform over the term of our guaranty and any incurred credit losses that relate to Fannie Mae MBS held as “Investments in securities” is included in “Other liabilities.” Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale. The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $276 million and $446 million as of December 31, 2017 and 2016, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-15

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Other-Than-Temporary Impairment of Debt Securities
We evaluate AFS securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. OTTI is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. In such cases, we recognize in “Investment gains, net” in our consolidated statements of operations and comprehensive income the entire difference between the amortized cost basis of the security and its fair value. OTTI is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery. We separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize in “Investment gains, net” in our consolidated statements of operations and comprehensive income, and the amount related to all other factors, which we recognize in “Total other comprehensive loss,” net of taxes, in our consolidated statements of operations and comprehensive income.
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
Mortgage Loans
Loans Held for Sale
When we acquire mortgage loans that we intend to sell or securitize via trusts that will not be consolidated, we classify the loans as held for sale (“HFS”). We report the carrying value of HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains, net” in our consolidated statements of operations and comprehensive income. We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Purchased premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans at an individual loan level.
In the event that we reclassify held for investment (“HFI”) loans to HFS loans, based upon a change in our intent, we record the loans at lower of cost or fair value on the date of redesignation. If the amounts charged off upon redesignation exceed the allowance related to the loans, we record a provision for credit losses. If the amounts charged off are less than the allowance related to the loans, we recognize a benefit for credit losses. We recognize recoveries of previously charged-off amounts as a reduction to charge-offs.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-16

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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-17

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
The reserve for guaranty losses is a liability account which is a component of “Other liabilities” in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS and our agreements to purchase credit-impaired loans from lenders under the terms of our long-term standby commitments. As a result, the reserve for guaranty losses considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. The reserve for guaranty losses was $315 million and $370 million as of December 31, 2017 and 2016, respectively.
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
We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record charge-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible, upon the redesignation of loans from HFI to HFS and pursuant to the charge-off provisions of the Advisory Bulletin. The excess of a loan’s unpaid principal balance, accrued interest, and any applicable cost basis adjustments (“our total exposure”) over the fair value of the assets is treated as a charge-off loss that is deducted from the allowance for loan losses. The amount charged off also considers estimated proceeds from primary mortgage insurance or other credit enhancements that are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction as a recovery of our total exposure, up to the amount of loss recognized as a charge-off. We record additional proceeds from primary mortgage insurance and credit enhancements in excess of our total exposure as a recovery of any forgone contractually past due interest, and then as an offset to the expenses recorded in “Foreclosed property expense” in our consolidated statements of operations and comprehensive income when received.
Individually Impaired Single-Family Loans
Individually impaired single-family loans currently include those we restructure in troubled debt restructurings. We consider a loan to be impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. When making

Fannie Mae (In conservatorship) 2017 Form 10-K	F-18

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
Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate. If we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated costs to sell the property and estimated insurance or other proceeds we expect to receive. For individually impaired loans that we believe are probable of foreclosure, we take into consideration the sales prices of foreclosed properties in determining the value of the underlying real estate collateral.
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
Multifamily Loans
We identify multifamily loans for evaluation for impairment through a credit risk assessment process. If we determine that a multifamily loan is individually impaired, we generally measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property. For groups of smaller-balance homogeneous multifamily loans, we evaluate collectively for impairment. We establish a collective multifamily loss reserve for all loans in our multifamily guaranty book of business, that are not individually impaired, using an internal model that applies loss factors to loans in similar risk categories.
We categorize loan credit risk based on relevant observable data about a borrower’s ability to pay, including multifamily market fundamentals such as vacancy rates and rents, review of available current borrower financial information, operating statements on the underlying collateral, current debt service coverage ratios (“DSCRs”), historical payment experience, estimates of the current collateral values and other related credit documentation. For each risk category, certain observed default probability and loss severity (in event of default) factors, based on historical performance of loans in the same risk category, are applied against our recorded investment in the loans to determine an appropriate allowance. Such performance data reflect historical delinquencies and charge-offs, as well as loan size. In addition, we consider any credit enhancements such as letters of credit or loss sharing arrangements with our lenders.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-19

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Acquired Property, Net
We recognize foreclosed property (i.e., “Acquired property, net”) upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses” in our consolidated balance sheets. Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense” in our consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-20

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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-21

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
Income Taxes
We recognize deferred tax assets and liabilities based on the differences in the book and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates that are applicable to the period(s) that the differences are expected to reverse. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates in the period of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. We reduce our deferred tax assets by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a probability of greater than 50%) that we will not realize some portion, or all, of the deferred tax asset. In December 2017, tax legislation was enacted which, among other things, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. For information on the impact of this legislation on the value of our deferred tax assets, see “Note 9, Income Taxes.”
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
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Weighted average common shares includes 4.6 billion shares for the years ended December 31, 2017, 2016 and 2015 that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2017, 2016 and 2015, respectively.
The calculation of income available to common stockholders and EPS is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. However, as a result of our conservatorship status and the terms of our agreements with Treasury, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock). Dividends distributed or available for distribution were calculated based on our net worth as of the end of the applicable fiscal quarters for each respective year, less the applicable capital reserve amount; however, the dividend payment for the fourth quarter of 2017 was reduced by $2.4 billion from the otherwise payable amount as a result of the December 2017 letter agreement with Treasury.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted average shares outstanding includes 131 million shares of convertible preferred stock for the year ended December 31, 2016. During periods in which a net loss attributable to common stockholders has been incurred, the years ended December 31, 2017 and 2015, potential common equivalent shares outstanding are not included in the calculation because it would have an anti-dilutive effect.
Compensatory Fees
We charge our primary servicers a compensatory fee for servicing delays within their control when they fail to comply with our established loss mitigation and foreclosure timelines. Compensatory fees are intended to compensate us for damages attributed to such servicing delays and to emphasize the importance of servicer performance.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-22

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
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. During the years ended December 31, 2017, 2016 and 2015, we recognized $975 million, $245 million and $21 million, respectively, in “Fee and other income” in our consolidated statements of operations and comprehensive income resulting from settlement agreements resolving certain claims relating to private-label securities we purchased.
Employee Retirement Benefits
Our defined benefit pension plans were amended in 2013 to cease the accrual of benefits for all employees and the plans were subsequently terminated, effective December 31, 2013. In 2015, we settled our defined pension benefit obligations and transferred plan assets to an annuity provider and distributed lump sum payments to participants based on their elections. The actuarial losses of $305 million, previously recorded in “Accumulated other comprehensive income” in our consolidated balance sheet, were recognized in “Administrative expenses” and the associated tax amounts were recognized in “Provision for federal income taxes” in our consolidated statements of operations and comprehensive income for the year ended December 31, 2015.
New Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The standard outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The following contracts with customers are excluded from the scope of the new standard and will continue to be accounted for under existing guidance: leases, insurance, financial instruments (e.g., receivables, investments, liabilities, debt and derivatives) and guarantees. The new guidance became effective for us on January 1, 2018. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued guidance which makes limited amendments to the accounting related to the classification and measurement of financial instruments. The new guidance revises the accounting requirements related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance became effective for us on January 1, 2018. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. For loans, held-to-maturity debt securities and other financial assets recorded at amortized cost, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowance for loan losses. The guidance is effective on January 1, 2020 with early adoption permitted on January 1, 2019. We will adopt the standard on January 1, 2020. We will recognize the impact of the new guidance through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are continuing to evaluate the impact of this guidance on our consolidated financial statements. We expect the greater impact of the guidance to relate to our accounting for credit losses for loans that are not individually impaired. The adoption of this guidance may decrease, perhaps substantially, our retained earnings and increase our allowance for loan losses.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-23

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

In August 2016, the FASB issued guidance regarding classification of certain items within the statement of cash flows in order to reduce diversity in practice with respect to cash flow classifications. The guidance became effective for us on January 1, 2018. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued guidance regarding the presentation of restricted cash in the statement of cash flows. The new guidance reduces diversity in how entities present changes in restricted cash and restricted cash equivalents with respect to the statements of cash flow. The guidance became effective for us on January 1, 2018. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued changes to the hedge accounting guidance that are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The revised guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess the effectiveness of hedging relationships. The guidance is effective January 1, 2019 and early adoption is permitted. Hedge accounting is elective and, while we do not currently have a hedge accounting program, we are actively considering electing a hedge accounting program in the future.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-24

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
We no longer recognize net operating losses or impairment on our LIHTC partnership investments as the carrying value is zero. We did not make any LIHTC investments in 2017, 2016 or 2015, other than pursuant to existing prior commitments.
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
We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. As of December 31, 2017, we consolidated certain VIEs that were not consolidated as of December 31, 2016. As a result of consolidating these entities, which had combined total assets of $17 million in unpaid principal balance as of December 31, 2017, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value. As of December 31, 2017, we also deconsolidated certain VIEs that were consolidated and had combined total assets of $258 million in unpaid principal balance as of December 31, 2016. The majority of this activity related to the deconsolidation of multi-class resecuritization trusts containing consolidated Fannie Mae MBS, which resulted in the recognition of the debt issued to third parties of the MBS trusts we consolidated and the fair value of our retained interests as securities in our consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage-backed trusts.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-25

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

	As of December 31,
	2017	2016
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$3,809	$4,642
Non-Fannie Mae	1,580	3,473
Total trading securities	5,389	8,115
Available-for-sale securities:
Fannie Mae	2,032	2,447
Non-Fannie Mae	2,062	4,879
Total available-for-sale securities	4,094	7,326
Other assets	74	77
Other liabilities	(467)	(528)
Net carrying amount	$9,090	$14,990
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $15 billion and $21 billion as of December 31, 2017 and 2016, respectively. The total assets of our unconsolidated mortgage-backed trusts were approximately $70 billion and $150 billion as of December 31, 2017 and 2016, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of LIHTC investments, community investments and other entities, was $105 million and the related carrying value was $82 million as of December 31, 2017. As of December 31, 2016, the maximum exposure to loss was $118 million and the related carrying value was $92 million. The total assets of these limited partnership investments were $3.2 billion and $3.9 billion as of December 31, 2017 and 2016, respectively.
The unpaid principal balance of our multifamily loan portfolio was $265.1 billion as of December 31, 2017. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the years ended December 31, 2017, 2016 and 2015, the unpaid principal balance of portfolio securitizations was $252.7 billion, $264.7 billion and $212.0 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of December 31, 2017, the unpaid principal balance of retained interests was $3.9 billion and its related fair value was $4.7 billion. The unpaid principal balance of retained interests was $4.4 billion and its related fair value was $5.8 billion as of December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, the principal and interest received on retained interests was $1.1 billion, $1.2 billion and $1.2 billion, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated

Fannie Mae (In conservatorship) 2017 Form 10-K	F-26

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.3 billion and $1.4 billion as of December 31, 2017 and 2016, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
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
The following table displays the carrying value of our mortgage loans.

	As of December 31,
	2017	2016
	(Dollars in millions)
Single-family	$2,890,634	$2,833,750
Multifamily	265,069	229,896
Total unpaid principal balance of mortgage loans	3,155,703	3,063,646
Cost basis and fair value adjustments, net	41,906	39,572
Allowance for loan losses for loans held for investment	(19,084)	(23,465)
Total mortgage loans	$3,178,525	$3,079,753
For the years ended December 31, 2017, 2016 and 2015, we redesignated loans with a carrying value of $12.9 billion, $3.9 billion and $8.6 billion, respectively, from HFI to HFS. For the year ended December 31, 2017, we redesignated loans with a carrying value of $113 million from HFS to HFI. We sold loans with an unpaid principal balance of $12.2 billion, $6.7 billion and $3.6 billion, respectively, during the years ended December 31, 2017, 2016 and 2015. The realized gains on the sales of mortgage loans were $723 million, $54 million and $274 million as of December 31, 2017, 2016 and 2015, respectively.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $13.0 billion and $18.3 billion as of December 31, 2017 and 2016, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-27

Notes to Consolidated Financial Statements | Mortgage Loans

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of December 31, 2017
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$35,582	$10,396	$23,999	$69,977	$2,732,818	$2,802,795	$87	$37,971
Government(2)	55	21	206	282	30,807	31,089	206	—
Alt-A	3,186	1,147	3,418	7,751	59,475	67,226	5	5,094
Other	1,185	411	1,252	2,848	19,016	21,864	5	1,834
Total single-family	40,008	11,975	28,875	80,858	2,842,116	2,922,974	303	44,899
Multifamily(3)	26	N/A	276	302	266,699	267,001	—	424
Total	$40,034	$11,975	$29,151	$81,160	$3,108,815	$3,189,975	$303	$45,323

	As of December 31, 2016
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$31,631	$7,910	$21,761	$61,302	$2,654,195	$2,715,497	$22	$33,448
Government(2)	56	22	256	334	36,814	37,148	256	—
Alt-A	3,629	1,194	4,221	9,044	72,903	81,947	2	6,019
Other	1,349	438	1,582	3,369	25,974	29,343	5	2,238
Total single-family	36,665	9,564	27,820	74,049	2,789,886	2,863,935	285	41,705
Multifamily(3)	44	N/A	129	173	231,708	231,881	—	403
Total	$36,709	$9,564	$27,949	$74,222	$3,021,594	$3,095,816	$285	$42,108
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-28

Notes to Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of December 31,
	2017(1)			2016(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,439,858	$51,903	$16,428	$2,321,201	$56,250	$19,382
Greater than 80% and less than or equal to 90%	238,038	6,680	2,277	244,231	9,787	3,657
Greater than 90% and less than or equal to 100%	106,076	4,044	1,443	114,412	6,731	2,627
Greater than 100%	18,823	4,599	1,716	35,653	9,179	3,677
Total	$2,802,795	$67,226	$21,864	$2,715,497	$81,947	$29,343
__________

(1)
Excludes $31.1 billion and $37.1 billion as of December 31, 2017 and 2016, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of December 31,
	2017	2016
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$263,416	$228,749
Classified:(1)
Substandard	3,585	3,129
Doubtful	—	3
Total classified	3,585	3,132
Total	$267,001	$231,881
__________

(1)
A loan classified as “Substandard” has a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-29

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

	As of December 31,
	2017			2016
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$91,194	$86,864	$(11,652)	$105,113	$99,825	$(14,462)
Government	276	279	(56)	302	305	(59)
Alt-A	23,077	21,045	(4,046)	28,599	26,059	(5,365)
Other	8,488	8,006	(1,493)	11,087	10,465	(2,034)
Total single-family	123,035	116,194	(17,247)	145,101	136,654	(21,920)
Multifamily	279	280	(42)	320	323	(33)
Total individually impaired loans with related allowance recorded	123,314	116,474	(17,289)	145,421	136,977	(21,953)
With no related allowance recorded:(1)
Single-family:
Primary	16,027	15,158	—	15,733	14,758	—
Government	66	60	—	63	59	—
Alt-A	3,253	2,870	—	3,511	3,062	—
Other	988	909	—	1,159	1,065	—
Total single-family	20,334	18,997	—	20,466	18,944	—
Multifamily	308	310	—	266	266	—
Total individually impaired loans with no related allowance recorded	20,642	19,307	—	20,732	19,210	—
Total individually impaired loans(2)	$143,956	$135,781	$(17,289)	$166,153	$156,187	$(21,953)

Fannie Mae (In conservatorship) 2017 Form 10-K	F-30

Notes to Consolidated Financial Statements | Mortgage Loans

	For the Year Ended December 31,
	2017			2016			2015
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$92,893	$3,721	$319	$105,076	$4,004	$325	$114,737	$4,190	$318
Government	292	10	—	314	12	—	299	12	—
Alt-A	23,536	929	56	27,512	1,010	54	30,453	1,034	54
Other	9,158	318	19	11,382	365	20	12,863	376	21
Total single-family	125,879	4,978	394	144,284	5,391	399	158,352	5,612	393
Multifamily	273	9	—	508	29	—	973	16	—
Total individually impaired loans with related allowance recorded	126,152	4,987	394	144,792	5,420	399	159,325	5,628	393
With no related allowance recorded:(1)
Single-family:
Primary	15,166	1,107	96	15,293	1,236	91	15,796	1,039	91
Government	61	3	—	59	4	—	55	4	—
Alt-A	3,000	270	13	3,293	309	9	3,647	218	11
Other	997	84	4	1,116	108	3	1,259	75	3
Total single-family	19,224	1,464	113	19,761	1,657	103	20,757	1,336	105
Multifamily	297	19	—	317	13	—	442	10	—
Total individually impaired loans with no related allowance recorded	19,521	1,483	113	20,078	1,670	103	21,199	1,346	105
Total individually impaired loans	$145,673	$6,470	$507	$164,870	$7,090	$502	$180,524	$6,974	$498
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $134.7 billion and $155.0 billion as of December 31, 2017 and 2016, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $185 million and $248 million as of December 31, 2017 and 2016, respectively.

(3)
Total single-family interest income recognized of $6.4 billion for the year ended December 31, 2017 consists of $5.5 billion of contractual interest and $925 million of effective yield adjustments. Total single-family interest income recognized of $7.0 billion for the year ended December 31, 2016 consists of $5.7 billion of contractual interest and $1.3 billion of effective yield adjustments. Total single-family interest income recognized of $6.9 billion for the year ended December 31, 2015 consists of $5.7 billion of contractual interest and $1.2 billion of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 153 months, 157 months and 161 months for the years ended December 31, 2017, 2016 and 2015, respectively. The average

Fannie Mae (In conservatorship) 2017 Form 10-K	F-31

Notes to Consolidated Financial Statements | Mortgage Loans

interest rate reduction was 0.56, 0.79 and 0.74 percentage points for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR.

	For the Year Ended December 31,
	2017		2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	59,708	$8,247	61,586	$8,405	71,293	$9,713
Government	171	18	186	20	241	27
Alt-A	5,369	771	6,647	946	9,037	1,374
Other	1,158	207	1,381	244	1,835	333
Total single-family	66,406	9,243	69,800	9,615	82,406	11,447
Multifamily	8	99	11	66	12	40
Total TDRs	66,414	$9,342	69,811	$9,681	82,418	$11,487
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

	For the Year Ended December 31,
	2017		2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	19,539	$2,722	20,810	$2,938	26,206	$3,808
Government	91	10	95	11	118	16
Alt-A	2,588	400	3,131	500	4,128	706
Other	760	145	1,002	172	1,229	247
Total single-family	22,978	3,277	25,038	3,621	31,681	4,777
Multifamily	2	12	5	46	3	6
Total TDRs that subsequently defaulted	22,980	$3,289	25,043	$3,667	31,684	$4,783
4. Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and loans backing Fannie Mae MBS issued from consolidated trusts. When calculating our allowance for loan losses, we consider the unpaid principal balance, net of amortized premiums and discounts, and other cost basis adjustments of HFI loans at the balance sheet date.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-32

Notes to Consolidated Financial Statements | Allowance for Loan Losses

The following table displays changes in single-family, multifamily and total allowance for loan losses.

	As of December 31,
	2017	2016	2015
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(23,283)	$(27,709)	$(35,177)
Benefit for loan losses(1)	1,994	1,704	68
Charge-offs(2)	2,795	3,254	9,731
Recoveries	(326)	(442)	(1,136)
Other(3)	(29)	(90)	(1,195)
Ending balance	$(18,849)	$(23,283)	$(27,709)
Multifamily allowance for loan losses:
Beginning balance	$(182)	$(242)	$(364)
Benefit (provision) for loan losses(1)	(53)	55	90
Charge-offs(2)	3	12	43
Recoveries	(3)	(7)	(4)
Other(3)	—	—	(7)
Ending balance	$(235)	$(182)	$(242)
Total allowance for loan losses:
Beginning balance	$(23,465)	$(27,951)	$(35,541)
Benefit for loan losses(1)	1,941	1,759	158
Charge-offs(2)	2,798	3,266	9,774
Recoveries	(329)	(449)	(1,140)
Other(3)	(29)	(90)	(1,202)
Ending balance	$(19,084)	$(23,465)	$(27,951)
__________

(1)	Benefit (provision) for loan losses is included in “Benefit for credit losses” in our consolidated statements of operations and comprehensive income.

(2)
For the year ended December 31, 2015, includes charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting policy on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status.

(3)	Amounts represent changes in other loss reserves which are reflected in benefit (provision) for loan losses, charge-offs, and recoveries.
As of December 31, 2017, we included an estimate of incurred credit losses from Hurricanes Harvey, Irma and Maria (collectively, the “hurricanes”) of approximately $900 million in the allowance for loan losses.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-33

Notes to Consolidated Financial Statements | Allowance for Loan Losses

The following table displays the allowance for loan losses and recorded investment in our HFI loans by impairment or allowance methodology and portfolio segment, excluding loans for which we have elected the fair value option.

	As of December 31,
	2017			2016
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$(17,247)	$(42)	$(17,289)	$(21,920)	$(33)	$(21,953)
Collectively reserved loans	(1,602)	(193)	(1,795)	(1,363)	(149)	(1,512)
Total allowance for loan losses	$(18,849)	$(235)	$(19,084)	$(23,283)	$(182)	$(23,465)

Recorded investment in loans by segment:
Individually impaired loans(1)	$135,191	$590	$135,781	$155,598	$589	$156,187
Collectively reserved loans	2,787,783	266,411	3,054,194	2,708,337	231,292	2,939,629
Total recorded investment in loans	$2,922,974	$267,001	$3,189,975	$2,863,935	$231,881	$3,095,816
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of December 31,
	2017	2016
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$3,876	$4,769
Other agency	1,118	2,058
Alt-A and subprime private-label securities	453	636
Commercial mortgage-backed securities (“CMBS”)	9	761
Mortgage revenue bonds	1	21
Total mortgage-related securities	5,457	8,245
U.S. Treasury securities	29,222	32,317
Total trading securities	$34,679	$40,562
The following table displays information about our net trading gains and losses.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net trading gains (losses)	$190	$28	$(368)
Net trading gains (losses) recognized in the period related to securities still held at period end	161	(19)	(453)

Fannie Mae (In conservatorship) 2017 Form 10-K	F-34

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
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Gross realized gains	$487	$1,043	$1,066
Gross realized losses	1	17	70
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	1,780	10,993	8,023
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of December 31, 2017
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,044	$102	$(27)	$2,119
Other agency	332	25	—	357
Alt-A and subprime private-label securities	662	652	—	1,314
CMBS	15	—	—	15
Mortgage revenue bonds	655	20	(4)	671
Other mortgage-related securities	350	17	—	367
Total	$4,058	$816	$(31)	$4,843

	As of December 31, 2016
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,445	$137	$(28)	$2,554
Other agency	508	39	—	547
Alt-A and subprime private-label securities	1,817	895	(3)	2,709
CMBS	815	4	—	819
Mortgage revenue bonds	1,245	36	(9)	1,272
Other mortgage-related securities	431	31	—	462
Total	$7,261	$1,142	$(40)	$8,363
s
__________

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, as well as OTTI recognized in “Investment gains, net” in our consolidated statements of operations and comprehensive income.

(2)
Represents the gross unrealized losses on securities for which we have not recognized OTTI, as well as the noncredit component of OTTI and cumulative changes in fair value of securities for which we previously recognized the credit component of OTTI in “Accumulated other comprehensive income” in our consolidated balance sheets.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-35

Notes to Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of December 31, 2017
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$134	$(26)	$461
Mortgage revenue bonds	—	—	(4)	3
Total	$(1)	$134	$(30)	$464

	As of December 31, 2016
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$139	$(26)	$477
Alt-A and subprime private-label securities	—	—	(3)	73
Mortgage revenue bonds	(7)	78	(2)	6
Total	$(9)	$217	$(31)	$556
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
We recognized $5 million, $35 million and $196 million of OTTI for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in “Investment gains, net” in consolidated statements of operations and comprehensive income. OTTI recognized for the year ended December 31, 2015 was higher than OTTI recognized for the years ended December 31, 2017 and 2016 primarily due to a change in our intent to sell certain securities during 2015. As a result, we recognized the entire difference between the amortized cost basis of these securities and their fair value as OTTI.
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our consolidated statements of operations and comprehensive income was $1.1 billion, $1.9 billion and $2.4 billion as of December 31, 2017, 2016 and 2015, respectively. The decrease for the years ended 2017 and 2016 was primarily driven by securities we intend to sell or that it is more likely than not we will be required to sell before recovery of our amortized cost basis.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-36

Notes to Consolidated Financial Statements | Investments in Securities

Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of December 31, 2017
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$2,044	$2,119	$2	$2	$12	$12	$59	$63	$1,971	$2,042
Other agency	332	357	2	2	15	15	57	61	258	279
Alt-A and subprime private-label securities	662	1,314	—	—	—	—	—	—	662	1,314
CMBS	15	15	15	15	—	—	—	—	—	—
Mortgage revenue bonds	655	671	15	15	75	75	83	85	482	496
Other mortgage-related securities	350	367	—	—	—	—	5	5	345	362
Total	$4,058	$4,843	$34	$34	$102	$102	$204	$214	$3,718	$4,493
Weighted average yield(1)	6.84%		4.18%		6.60%		6.59%		6.88%
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
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The remaining contractual terms of our guarantees range from 5 days to 35 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of December 31,
	2017			2016
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$10,876	$127	$7,340	$12,607	$143	$8,048
Other guaranty arrangements(2)	14,265	131	2,404	15,335	137	2,663
Total	$25,141	$258	$9,744	$27,942	$280	$10,711
__________

(1)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 13, Concentrations of Credit Risk.”

(2)	Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-37

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of December 31,
	2017		2016
	Outstanding	Weighted- Average Interest Rate (1)	Outstanding	Weighted- Average Interest Rate (1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$33,377	1.18%	$34,995	0.49%
Debt of consolidated trusts	379	1.11	584	0.48
Total short-term debt	$33,756	1.18%	$35,579	0.49%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of December 31, 2017 and 2016.
Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2017			2016
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2018 - 2030	$123,541	2.11%	2017 - 2030	$153,983	2.16%
Medium-term notes(2)	2018 - 2026	75,901	1.41	2017 - 2026	82,230	1.40
Other(3)	2018 - 2038	7,421	4.84	2017 - 2038	12,800	6.74
Total senior fixed		206,863	1.95		249,013	2.14
Senior floating:
Medium-term notes(2)	2018 - 2020	8,425	1.36	2017 - 2019	21,476	0.71
Connecticut Avenue Securities(4)	2023 - 2030	22,527	5.18	2023 - 2029	16,511	4.77
Other(5)	2020 - 2037	376	6.36	2020 - 2037	346	6.75
Total senior floating		31,328	4.14		38,333	2.48
Subordinated debentures	2019	5,106	9.93	2019	4,645	9.93
Secured borrowings(6)	2021 - 2022	78	1.70	2021 - 2022	111	1.44
Total long-term debt of Fannie Mae(7)		243,375	2.40		292,102	2.31
Debt of consolidated trusts	2018 - 2057	3,052,923	2.80	2017 - 2056	2,934,635	2.57
Total long-term debt		$3,296,298	2.77%		$3,226,737	2.54%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-38

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

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

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $752 million and $1.8 billion as of December 31, 2017 and 2016, respectively.
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
Characteristics of Debt
As of December 31, 2017 and 2016, the face amount of our debt securities of Fannie Mae was $277.5 billion and $328.9 billion, respectively. As of December 31, 2017 and 2016, we had zero-coupon debt with a face amount of $39.8 billion and $45.9 billion, respectively, which had an effective interest rate of 2.29% and 2.43%, respectively.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2017 and 2016 included $72.3 billion and $77.3 billion, respectively, of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2017 by year of maturity for each of the years 2018 through 2022 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2018	$53,932	$100,446
2019	61,760	45,015
2020	39,712	25,202
2021	23,945	14,184
2022	8,463	7,353
Thereafter	55,563	51,175
Total debt of Fannie Mae(1)	243,375	243,375
Debt of consolidated trusts(2)	3,052,923	3,052,923
Total long-term debt	$3,296,298	$3,296,298
__________

(1)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $752 million.

(2)
Contractual maturity of debt of consolidated trusts is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-39

Notes to Consolidated Financial Statements | Derivative Instruments

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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-40

Notes to Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of December 31, 2017				As of December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$52,732	$772	$70,211	$(2,120)	$29,540	$660	$94,584	$(4,396)
Receive-fixed	31,671	2,391	138,852	(1,764)	30,207	2,696	135,470	(1,552)
Basis	873	124	—	—	1,624	115	15,600	(11)
Foreign currency	234	59	236	(56)	214	40	216	(85)
Swaptions:
Pay-fixed	9,750	95	4,000	(20)	9,600	241	4,850	(82)
Receive-fixed	250	13	9,250	(304)	—	—	10,100	(257)
Other(1)	13,240	22	7,315	(1)	15,087	33	655	(2)
Total gross risk management derivatives	108,750	3,476	229,864	(4,265)	86,272	3,785	261,475	(6,385)
Accrued interest receivable (payable)	—	835	—	(814)	—	785	—	(937)
Netting adjustment(2)	—	(4,272)	—	4,979	—	(4,514)	—	6,844
Total net risk management derivatives	$108,750	$39	$229,864	$(100)	$86,272	$56	$261,475	$(478)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$4,143	$9	$1,570	$(2)	$4,753	$28	$3,039	$(49)
Forward contracts to purchase mortgage-related securities	45,925	108	21,099	(21)	31,635	198	27,297	(388)
Forward contracts to sell mortgage-related securities	19,320	15	85,556	(205)	34,103	405	47,645	(300)
Total mortgage commitment derivatives	69,388	132	108,225	(228)	70,491	631	77,981	(737)
Derivatives at fair value	$178,138	$171	$338,089	$(328)	$156,763	$687	$339,456	$(1,215)
__________

(1)	Includes futures and swap credit enhancements, as well as credit risk transfer transactions and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.4 billion and $2.9 billion as of December 31, 2017 and 2016, respectively. Cash collateral received was $649 million and $535 million as of December 31, 2017 and 2016, respectively.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-41

Notes to Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,296	$757	$(746)
Receive-fixed	(851)	(751)	625
Basis	21	(21)	4
Foreign currency	49	(76)	(60)
Swaptions:
Pay-fixed	(161)	163	135
Receive-fixed	(60)	(230)	(93)
Other	13	160	(25)
Net accrual of periodic settlements	(889)	(1,125)	(960)
Total risk management derivatives fair value losses, net	(582)	(1,123)	(1,120)
Mortgage commitment derivatives fair value gains (losses), net	(603)	288	(393)
Total derivatives fair value losses, net	$(1,185)	$(835)	$(1,513)
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
See “Note 14, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2017 and 2016.
9. Income Taxes
Provision for Federal Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Current income tax benefit (provision)	$600	$(2,014)	$271
Deferred income tax provision(1)	(16,584)	(4,006)	(5,524)
Provision for federal income taxes	$(15,984)	$(6,020)	$(5,253)
__________

(1)	Amount excludes the current income tax effect of items recognized directly in “Fannie Mae stockholders’ equity (deficit).”
The current income tax benefit for the year ended December 31, 2017 reflects the recognition of a $3.7 billion income tax receivable from amended federal income tax returns to claim tax deductions for bad debts. This amount was offset by a corresponding $3.7 billion decrease in our net deferred tax assets, resulting in an increase in our deferred income tax provision.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-42

Notes to Consolidated Financial Statements | Income Taxes

The deferred income tax provision for the year ended December 31, 2017 also reflects the impact of the legislation enacted in the fourth quarter of 2017, which reduced the federal corporate income tax rate to 21% effective January 1, 2018. The effect of this legislation reduced the value of our net deferred tax assets, resulting in an increase in our deferred income tax provision.
The following table displays the difference between the statutory corporate tax rate and our effective tax rate.

	For the Year Ended December 31,
	2017	2016	2015
Statutory corporate tax rate	35.0%	35.0%	35.0%
Equity investments in affordable housing projects	(1.4)	(1.9)	(2.6)
Effect of corporate tax rate change	53.6	—	—
Other	(0.6)	(0.3)	0.9
Valuation allowance	—	—	(0.9)
Effective tax rate	86.6%	32.8%	32.4%
Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rate was different from the federal statutory corporate rate of 35% for the year ended December 31, 2017 primarily due to the effect of the remeasurement of our net deferred tax assets in the fourth quarter of 2017 as a result of the legislation discussed above.
Our effective tax rates for the years 2017, 2016 and 2015 were impacted by the benefits of our investments in housing projects eligible for low-income housing tax credits. The decrease in our deferred tax valuation allowance in 2015 reflects the utilization of our capital loss carryforwards due to recognition of net capital gains, which allowed us to release the corresponding valuation allowance against our capital loss carryforwards.
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
As of December 31, 2017, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;

•	the cumulative net income or losses in our consolidated statements of operations and comprehensive income in recent years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years;

•	the funding available to us under the senior preferred stock purchase agreement; and

•	the carryforward periods for any tax credits.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-43

Notes to Consolidated Financial Statements | Income Taxes

The following table displays our deferred tax assets and deferred tax liabilities. The deferred tax assets and liabilities as of December 31, 2016 were measured at the applicable statutory corporate tax rate of 35% for the period. The deferred tax assets and liabilities as of December 31, 2017 have been remeasured using the 21% statutory corporate tax rate enacted in the fourth quarter of 2017 with an effective date of January 1, 2018.

	As of December 31,
	2017	2016
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$10,397	$17,130
Allowance for loan losses and basis in acquired property, net	2,286	9,496
Debt and derivative instruments	1,205	2,989
Partnership credits	1,695	1,968
Partnership and other equity investments	311	667
Other, net	1,621	1,665
Total deferred tax assets	17,515	33,915
Deferred tax liabilities:
Unrealized gains on AFS securities, net	165	385
Total deferred tax liabilities	165	385
Deferred tax assets, net	$17,350	$33,530
As of December 31, 2017, we had no net operating loss carryforwards and no capital loss carryforwards. We had a remaining balance of $1.7 billion of partnership tax credit carryforwards that expire in various years through 2037 and $837 million of alternative minimum tax credit carryforwards that will be used by the year 2021.
Unrecognized Tax Benefits
The following table displays the changes in our unrecognized tax benefits.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$—	$—	$213
Gross increases—tax positions in current year	514	—	—
Gross decreases—tax positions in prior years	—	—	(213)
Unrecognized tax benefits as of December 31(1)	$514	$—	$—
__________

(1)	Amount excludes tax credits of $220 million as of December 31, 2017.
We had $514 million of unrecognized tax benefits as of December 31, 2017. If these positions were to resolve favorably, our effective tax would be reduced in future periods by $205 million. We had no unrecognized tax benefits as of December 31, 2016 or December 31, 2015.
Our tax years 2007 through 2016 remain open to assessment by the IRS.
10. Segment Reporting
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-44

Notes to Consolidated Financial Statements | Segment Reporting

The section below provides a discussion of our business segments.
Single-Family Business Segment

•	Works with our lender customers to acquire and securitize single-family mortgage loans delivered to us by lenders into Fannie Mae MBS.

•	Issues structured Fannie Mae MBS backed by single-family mortgage assets and provides other services to our lender customers.

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

Multifamily Business Segment

•	Works with our lender customers to acquire and securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS.

•	Issues structured multifamily Fannie Mae MBS through our Fannie Mae Guaranteed Multifamily Structures (“Fannie Mae GeMSTM”) program and provides other services to our lender customers.

•	Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in most multifamily transactions.

•
Works to maintain credit quality of the book, prevent foreclosure, reduce costs of defaulted multifamily loans, manage our REO inventory, and pursue contractual remedies from lenders, servicers and providers of credit enhancement.

The following table displays total assets by segment.

	As of December 31,
	2017	2016	2015
	(Dollars in millions)
Single-Family	$3,057,904	$3,029,727	$2,993,495
Multifamily	287,625	258,241	228,422
Total assets	$3,345,529	$3,287,968	$3,221,917
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
Segment Allocations and Results
The majority of our revenues and expenses are directly associated with each respective business segment and are included in determining its operating results. Other revenues and expenses, including administrative expenses, that are not directly attributable to a particular business segment are allocated based on the size of each segment’s total book of business. The substantial majority of our gains and losses associated with our risk management derivatives are allocated to our Single-Family business segment.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-45

Notes to Consolidated Financial Statements | Segment Reporting

The following tables display our segment results.

	For the Year Ended December 31, 2017
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$18,212	$2,521	$20,733
Fee and other income(2)	1,378	849	2,227
Net revenues	19,590	3,370	22,960
Investment gains, net(3)	1,352	170	1,522
Fair value losses, net(4)	(1,188)	(23)	(1,211)
Administrative expenses	(2,391)	(346)	(2,737)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	2,090	(49)	2,041
Foreclosed property income (expense)	(540)	19	(521)
Total credit-related income (expense)	1,550	(30)	1,520
TCCA fees(6)	(2,096)	—	(2,096)
Other expenses, net	(1,004)	(507)	(1,511)
Income before federal income taxes	15,813	2,634	18,447
Provision for federal income taxes	(14,301)	(1,683)	(15,984)
Net income	$1,512	$951	$2,463

	For the Year Ended December 31, 2016
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$19,010	$2,285	$21,295
Fee and other income(2)	521	445	966
Net revenues	19,531	2,730	22,261
Investment gains, net(3)	944	312	1,256
Fair value losses, net(4)	(1,040)	(41)	(1,081)
Administrative expenses	(2,418)	(323)	(2,741)
Credit-related income:(5)
Benefit for credit losses	2,092	63	2,155
Foreclosed property income (expense)	(653)	9	(644)
Total credit-related income	1,439	72	1,511
TCCA fees(6)	(1,845)	—	(1,845)
Other expenses, net	(1,012)	(16)	(1,028)
Income before federal income taxes	15,599	2,734	18,333
Provision for federal income taxes	(5,417)	(603)	(6,020)
Net income	$10,182	$2,131	$12,313

Fannie Mae (In conservatorship) 2017 Form 10-K	F-46

Notes to Consolidated Financial Statements | Segment Reporting

	For the Year Ended December 31, 2015
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$19,301	$2,108	$21,409
Fee and other income(2)	636	712	1,348
Net revenues	19,937	2,820	22,757
Investment gains, net(3)	970	366	1,336
Fair value losses, net(4)	(1,505)	(262)	(1,767)
Administrative expenses	(2,711)	(339)	(3,050)
Credit-related income (expense):(5)
Benefit for credit losses	688	107	795
Foreclosed property income (expense)	(1,723)	94	(1,629)
Total credit-related income (expense)	(1,035)	201	(834)
TCCA fees(6)	(1,621)	—	(1,621)
Other income (expenses), net	(831)	218	(613)
Income before federal income taxes	13,204	3,004	16,208
Provision for federal income taxes	(4,593)	(660)	(5,253)
Net income	8,611	2,344	10,955
Less: Net income attributable to noncontrolling interest	—	(1)	(1)
Net income attributable to Fannie Mae	$8,611	$2,343	$10,954
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

(2)
Single-Family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services, and income resulting from settlement agreements resolving certain claims relating to private-label securities we purchased or that we have guaranteed. Multifamily fee and other income consists of fees associated with multifamily business activities, including yield maintenance income.

(3)	Investment gains and losses primarily consists of gains and losses on the sale of mortgage assets for the respective business segment.

(4)
Single-Family fair value gains and losses primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities and other financial instruments associated with our single-family total book of business. Multifamily fair value gains and losses primarily consist of fair value gains and losses on MBS commitment derivatives, trading securities and other financial instruments associated with our multifamily total book of business.

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
11.  Equity (Deficit)
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2017 and 2016.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-47

Notes to Consolidated Financial Statements | Equity (Deficit)

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
Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2017
		2017		2016		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$117,149	1	$117,149	$117,149	(1)	N/A	(2)	N/A	(3)

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		0.730	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		0.610	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130
__________

(1)	Initial stated value per share was $1,000. Based on our draws of funds under the senior preferred stock purchase agreement with Treasury, the stated value per share on December 31, 2017 was $117,149.

(2)
Beginning in 2013, dividends on the senior preferred stock are calculated based on our net worth as of the end of the immediately preceding fiscal quarter less an applicable capital reserve amount. The applicable capital reserve amount was $600 million for each dividend period in 2017; however, the dividend payment for the fourth quarter of 2017 was reduced by $2.4 billion from the otherwise payable amount pursuant to the December 2017 letter agreement with Treasury. For each dividend period beginning in 2018, the applicable capital reserve amount will be $3.0 billion.

(3)
Any liquidation preference of our senior preferred stock in excess of $1.0 billion may be repaid through an issuance of common or preferred stock, which would require the consent of the conservator and Treasury. The initial $1.0 billion liquidation preference may be repaid only in conjunction with termination of Treasury’s funding commitment under the senior preferred stock purchase agreement.

(4)
Rate effective March 31, 2016. Variable dividend rate resets every two years at a per annum rate equal to the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-48

Notes to Consolidated Financial Statements | Equity (Deficit)

(5)	Represents initial call date. Redeemable every two years thereafter.

(6)	Rate effective September 30, 2016. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.

(7)	Rate effective December 31, 2017. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% or 10-year CMT rate plus 2.375%.

(8)	Issued and outstanding shares were 24,922 as of December 31, 2017 and 2016.

(9)	Rate effective December 31, 2017. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% or 3-Month LIBOR plus 0.75%.

(10)
On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)	Rate effective December 31, 2017. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%.

(12)	Represents initial call date. Redeemable every five years thereafter.

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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the years ended December 31, 2017 or 2016.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-49

Notes to Consolidated Financial Statements | Equity (Deficit)

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
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1.0 billion. The liquidation preference of the senior preferred stock is subject to adjustment:

•
Any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement are added to the liquidation preference. Treasury had paid us a total of $116.1 billion pursuant to this commitment as of December 31, 2017, and will pay us an additional $3.7 billion to eliminate our net worth deficit as of December 31, 2017.

•	Any quarterly commitment fees that are payable but not paid in cash to Treasury will be added to the liquidation preference.

•
For any dividend period for which dividends are payable, to the extent that dividends are not paid, they will accumulate and be added to the liquidation preference, regardless of whether or not they are declared.

•	The December 2017 letter agreement increased the aggregate liquidation preference of the senior preferred stock by $3.0 billion as of December 31, 2017.
As a result of the adjustments described above, the aggregate liquidation preference of the senior preferred stock was $120.1 billion as of December 31, 2017, and will increase to $123.8 billion after we receive the $3.7 billion in additional funds from Treasury to eliminate our net worth deficit as of December 31, 2017.
Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. The dividends we have paid to Treasury on the senior preferred stock during conservatorship have been declared by, and paid at the direction of, our conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors. Dividends declared and paid on the senior preferred stock were $12.0 billion, $9.6 billion and $10.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
The dividend provisions of the senior preferred stock have been amended twice since the senior preferred stock was originally issued: in August 2012 through an amendment to the senior preferred stock purchase agreement and in December 2017 through a letter agreement.

•
August 2012 Amendment to Dividend Provisions (2013-2017). The August 2012 amendment changed the dividend provisions of the senior preferred stock to a “net worth sweep” dividend. For each quarterly dividend period, the dividend amount would be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeded an applicable capital reserve amount. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP. The applicable capital reserve amount was initially $3.0 billion for dividend periods in 2013 and decreased by $600 million each year; therefore, the applicable capital reserve amount was $1.2 billion for dividend periods in 2016 and $600 million for dividend periods in 2017. Under the terms of the August 2012 amendment, the applicable capital reserve amount would have decreased to zero for dividend periods beginning January 1, 2018. These provisions were applicable from the first quarter of 2013 through the fourth quarter of 2017; however, the fourth quarter 2017 dividend payment was modified by the December 2017 letter agreement as described below.

•
December 2017 Amendment to Dividend Provisions (2018 and thereafter). The December 2017 letter agreement further modified the dividend provisions of the senior preferred stock. The dividends payable on the senior preferred stock continue to be net worth sweep dividends calculated each quarter based on

Fannie Mae (In conservatorship) 2017 Form 10-K	F-50

Notes to Consolidated Financial Statements | Equity (Deficit)

our net worth as of the immediately preceding fiscal quarter less an applicable capital reserve amount. However, the applicable capital reserve amount for dividend periods beginning January 1, 2018 was increased to $3.0 billion. If we do not declare and pay the dividend amount in full for any dividend period for which dividends are payable, then the applicable capital reserve amount will thereafter be zero. The December 2017 letter agreement also reduced by $2.4 billion the dividend amount otherwise payable for the fourth quarter 2017 (which was calculated based on our net worth as of September 30, 2017, less the applicable capital reserve amount of $600 million as described above).
As a result of these amended dividend payment provisions, for each quarterly period beginning with the first quarter of 2018, dividends on the senior preferred stock accumulate and are payable based on the amount by which our net worth as of the end of the immediately preceding fiscal quarter exceeds $3.0 billion. If our net worth does not exceed the applicable capital reserve amount of $3.0 billion as of the end of the immediately preceding fiscal quarter, then dividends will neither accumulate nor be payable for such period. We recognize a liability on our balance sheet for senior preferred stock dividends only upon their declaration by our conservator, at which point they become payable to the shareholder.
On December 29, 2017, we paid Treasury a fourth quarter 2017 dividend of $648 million on the senior preferred stock, reflecting our net worth of $3.6 billion as of September 30, 2017, less the applicable capital reserve amount of $600 million and further reduced by an additional $2.4 billion as provided in the December 2017 letter agreement. Because we had a net worth deficit of $3.7 billion as of December 31, 2017, no dividend will be payable to Treasury on the senior preferred stock for the first quarter of 2018.
The senior preferred stock ranks prior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. As a result, if we are liquidated, the holder of the senior preferred stock is entitled to its then-current liquidation preference (which includes any accumulated but unpaid dividends) before any distribution is made to the holders of our common stock or other preferred stock.
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
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition to these exceptions, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding (which requires Treasury’s approval), we are required to use the net proceeds of the issuance to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-51

Notes to Consolidated Financial Statements | Equity (Deficit)

Common Stock Warrant
The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 14, 2018, Treasury has not exercised the warrant.
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2017. Because we had a net worth deficit of $3.7 billion as of December 31, 2017, we expect the Director of FHFA will submit a request to Treasury on our behalf for $3.7 billion to eliminate our net worth deficit. After we receive these additional funds, we will have received a total of $119.8 billion from Treasury pursuant to the senior preferred stock.
If we have another net worth deficit in a future quarter, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement to avoid being placed into receivership. After we receive the additional funds requested from Treasury to eliminate our net worth deficit as of December 31, 2017, the maximum amount of remaining funding under the agreement will be $113.9 billion. If we were to draw additional funds from Treasury under the agreement in respect of a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw.
Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. The amount of remaining funding under the agreement also would not change if the full quarterly dividend amount were not declared and paid to Treasury.
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
Commitment Fee
The senior preferred stock purchase agreement provides for the payment of an unspecified quarterly commitment fee to Treasury; however, the August 2012 amendment to the agreement provided that this commitment fee will not be set, accrue or be payable, as long as the dividend provisions of the senior preferred stock remain substantially the same in form and content.
Covenants
The senior preferred stock purchase agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Fannie Mae equity securities (other than with respect to the senior preferred stock or warrant);

Fannie Mae (In conservatorship) 2017 Form 10-K	F-52

Notes to Consolidated Financial Statements | Equity (Deficit)

•	Redeem, purchase, retire or otherwise acquire any Fannie Mae equity securities (other than the senior preferred stock or warrant);

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

•
Incur indebtedness that would result in our aggregate indebtedness exceeding $407.2 billion through December 31, 2017. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year;

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

The agreement, as amended, also provides that we may not own mortgage assets in excess of $288.4 billion as of December 31, 2017 or in excess of $250 billion as of December 31, 2018 and thereafter. In 2014, FHFA requested that we revise our portfolio plan to cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions.
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
In addition, the agreement provides that we may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executive officer or other executive officer (each as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As of December 31, 2017, we were in compliance with the senior preferred stock purchase agreement covenants.
We are required to provide an annual risk management plan to Treasury each year we remain in conservatorship. Each plan is required to set out our strategy for reducing our risk profile, describe the actions we will take to reduce the financial and operational risk associated with each of our business segments, and include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2017.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-53

Notes to Consolidated Financial Statements | Equity (Deficit)

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
Accumulated Other Comprehensive Income
The following table displays our accumulated other comprehensive income, net of tax, by major categories.

	As of December 31,
	2017	2016	2015
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$87	$135	$455
Net unrealized gains on AFS securities for which we have recorded OTTI	423	581	903
Other	43	43	49
Accumulated other comprehensive income	$553	$759	$1,407
The following table displays changes in accumulated other comprehensive income, net of tax.

	For the Year Ended December 31,
	2017			2016
	AFS(1)	Other	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$716	$43	$759	$1,358	$49	$1,407
Other comprehensive income (loss) before reclassifications	53	8	61	(55)	2	(53)
Amounts reclassified from other comprehensive income	(259)	(8)	(267)	(587)	(8)	(595)
Net other comprehensive loss	(206)	—	(206)	(642)	(6)	(648)
Ending balance	$510	$43	$553	$716	$43	$759
__________

(1)
The amounts reclassified from accumulated other comprehensive income represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investment gains, net” in our consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-54

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

12. Regulatory Capital Requirements
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
FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. We had a net worth deficit of $3.7 billion as of December 31, 2017. We had a positive net worth of $6.1 billion as of December 31, 2016.
The following table displays our regulatory capital classification measures.

	As of December 31,
	2017	2016
	(Dollars in millions)
Core capital(1)	$(121,389)	$(111,836)
Statutory minimum capital requirement(2)	23,007	24,351
Deficit of core capital over statutory minimum capital requirement	$(144,396)	$(136,187)
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
As of December 31, 2017 and 2016, we had a minimum capital deficiency of $144.4 billion and $136.2 billion, respectively. See “Note 1, Summary of Significant Accounting Policies” and “Note 11, Equity (Deficit)” for more information on capital and the terms of our senior preferred stock purchase agreement with Treasury and the senior preferred stock we issued to Treasury. Set forth below are additional restrictions related to our capital requirements.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-55

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

dividends while in conservatorship unless authorized by the Director of FHFA. The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable.
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, pursuant to the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount, which is $3.0 billion effective January 1, 2018. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Note 11, Equity (Deficit).”
Additional Restrictions Relating to Preferred Stock. Payment of dividends on our common stock is also subject to the prior payment of dividends on our preferred stock and our senior preferred stock. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock.
13. Concentrations of Credit Risk
Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, we have determined that concentrations of credit risk exist among:

•	single-family and multifamily borrowers (including geographic concentrations and loans with certain higher-risk characteristics);

•	mortgage insurers;

•	mortgage sellers and servicers;

•	financial guarantors;

•	multifamily lenders with risk sharing; and

•	derivative counterparties and parties associated with our off-balance sheet transactions.
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
Multifamily Loan Borrowers
Numerous factors affect a multifamily borrower’s ability to repay the loan and the value of the property underlying the loan. Multifamily loans are generally non-recourse to the borrower. The most significant factors affecting credit risk are rental income, capitalization rates for the mortgaged property, and general economic conditions. The average unpaid principal balance for multifamily loans is significantly larger than for single-family borrowers and, therefore, individual defaults for multifamily borrowers can result in more significant losses. We continually monitor the performance and risk characteristics of our multifamily loans, underlying properties and borrowers on an ongoing basis.
As part of our multifamily risk management activities, we perform detailed loan reviews that evaluate borrower and geographic concentrations, lender qualifications, counterparty risk, property performance and contract compliance. We generally require mortgage servicers to submit periodic property operating information and

Fannie Mae (In conservatorship) 2017 Form 10-K	F-56

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

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

	Geographic Concentration(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(2)		Percentage of Multifamily Guaranty Book of Business(3)
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Midwest	15%	15%	9%	9%
Northeast	18	18	15	16
Southeast	22	22	26	25
Southwest	17	17	23	22
West	28	28	27	28
Total	100%	100%	100%	100%
__________

(1)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our total single-family conventional guaranty book of business as of December 31, 2017 and 2016.

(3)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of December 31, 2017 and 2016.

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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-57

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional and total multifamily guaranty book of business.

	As of December 31,
	2017(1)			2016(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.42%	0.43%	1.15%	1.30%	0.36%	1.18%
Percentage of single-family conventional loans(4)	1.63	0.50	1.24	1.51	0.41	1.20

	As of December 31,
	2017(1)		2016(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	1%	11.70%	2%	10.44%
Geographical distribution:
California	19	0.42	19	0.50
Florida	6	3.71	6	1.89
New Jersey	4	2.15	4	3.07
New York	5	2.02	5	2.65
All other states	66	1.09	66	1.11
Product distribution:
Alt-A	2	4.95	3	5.00
Vintages:
2004 and prior	4	3.28	5	2.82
2005-2008	6	6.55	8	6.39
2009-2017	90	0.53	87	0.36
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of December 31, 2017 and 2016.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2017 and 2016.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-58

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

	As of December 31,
	2017(1)(2)		2016(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.03%	0.11%	0.02%	0.05%

	As of December 31,
	2017(1)		2016(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	2%	0.21%	2%	0.22%
Less than or equal to 80%	98	0.11	98	0.05
Current DSCR less than 1.0(5)	2	1.96	2	1.96
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of December 31, 2017 and 2016, excluding loans that have been defeased.

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

Other Concentrations
Mortgage Insurers. Mortgage insurance “risk in force” refers to our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance risk in force of $138.5 billion and $126.2 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2017 and 2016, respectively, which represented 5% and 4% of our single-family guaranty book of business as of December 31, 2017 and December 31, 2016, respectively. Our primary mortgage insurance risk in force was $137.9 billion and $125.6 billion as of December 31, 2017 and 2016, respectively. Our pool mortgage insurance risk in force was $519 million and $617 million as of December 31, 2017 and 2016, respectively. Our top three mortgage insurance companies provided 65% of our mortgage insurance risk in force as of December 31, 2017 and 66% as of December 31, 2016.
Mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover us from default risk for properties that suffered damages that were not covered by the hazard insurance we require. Specifically, a property damaged by a flood that was outside a flood hazard area, where we require coverage, or a property damaged by an earthquake are the most likely scenarios where property damage may result in a default not covered by hazard insurance.
Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $6.1 billion, or 4%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2017.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-59

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us its previously outstanding deferred payment obligations as well as interest on those obligations; however, RMIC remains in run-off.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our combined loss reserves. As of December 31, 2017 and 2016, the amount by which our estimated benefit from mortgage insurance reduced our combined loss reserves was $989 million and $1.4 billion, respectively.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $858 million recorded in “Other assets” in our consolidated balance sheets as of December 31, 2017 and $1.0 billion as of December 31, 2016 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $75 million as of December 31, 2017 and $141 million as of December 31, 2016 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $593 million as of December 31, 2017 and $638 million as of December 31, 2016. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2017 and 2016.
Mortgage Servicers and Sellers. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest depository single-family mortgage servicers, including their affiliates, serviced approximately 35% of our single-family guaranty book of business as of December 31, 2017, compared with approximately 36% as of December 31, 2016. Our five largest non-depository single-family mortgage servicers, including their affiliates, serviced approximately 20% of our single-family guaranty book of business as of December 31, 2017, compared with approximately 16% as of December 31, 2016. Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 48% of our multifamily guaranty book of business as of December 31, 2017, compared with approximately 47% as of December 31, 2016.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could increase our credit losses and credit-related expense, and adversely affect our results of operations and financial condition.
Financial Guarantors. We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $849 million and $1.4 billion as of December 31, 2017 and 2016, respectively.
If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses

Fannie Mae (In conservatorship) 2017 Form 10-K	F-60

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

to us, which could have an adverse effect on our earnings, liquidity, financial condition and net worth. With the exception of Ambac Assurance Corporation (“Ambac”), which is operating under a deferred payment obligation and paying 45% on policyholder claims, none of our remaining non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Ambac provided coverage on $308 million, or 36%, of our total non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio as of December 31, 2017. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees from those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $9.5 billion as of December 31, 2017 and $11.6 billion as of December 31, 2016.
Multifamily Lenders with Risk Sharing. We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on both Delegated Underwriting and Servicing (“DUS”) and non-DUS multifamily loans was $63.4 billion as of December 31, 2017, compared with $54.8 billion as of December 31, 2016. As of December 31, 2017 and December 31, 2016, 43% of our maximum potential loss recovery on multifamily loans was from four DUS lenders.
Derivatives Counterparties. For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 8, Derivative Instruments” and “Note 14, Netting Arrangements.”
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

	As of December 31, 2017
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,479	$(2,464)	$15		$—	$—	$15
Cleared risk management derivatives	1,811	(1,808)	3		—	—	3
Mortgage commitment derivatives	132	—	132		(117)	(1)	14
Total derivative assets	4,422	(4,272)	150	(4)	(117)	(1)	32
Securities purchased under agreements to resell or similar arrangements(5)	44,670	—	44,670		—	(44,670)	—
Total assets	$49,092	$(4,272)	$44,820		$(117)	$(44,671)	$32

Liabilities:
OTC risk management derivatives	$(3,045)	$2,957	$(88)		$—	$—	$(88)
Cleared risk management derivatives	(2,033)	2,022	(11)		—	11	—
Mortgage commitment derivatives	(228)	—	(228)		117	93	(18)
Total derivative liabilities	(5,306)	4,979	(327)	(4)	117	104	(106)
Total liabilities	$(5,306)	$4,979	$(327)		$117	$104	$(106)

Fannie Mae (In conservatorship) 2017 Form 10-K	F-61

Notes to Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2016
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$3,688	$(3,667)	$21		$—	$—	$21
Cleared risk management derivatives	849	(847)	2		—	—	2
Mortgage commitment derivatives	631	—	631		(357)	(22)	252
Total derivative assets	5,168	(4,514)	654	(4)	(357)	(22)	275
Securities purchased under agreements to resell or similar arrangements(5)	51,115	—	51,115		—	(51,115)	—
Total assets	$56,283	$(4,514)	$51,769		$(357)	$(51,137)	$275

Liabilities:
OTC risk management derivatives	$(4,905)	$4,520	$(385)		$—	$—	$(385)
Cleared risk management derivatives	(2,415)	2,324	(91)		—	91	—
Mortgage commitment derivatives	(737)	—	(737)		357	16	(364)
Total derivative liabilities	(8,057)	6,844	(1,213)	(4)	357	107	(749)
Total liabilities	$(8,057)	$6,844	$(1,213)		$357	$107	$(749)
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

(3)
Represents collateral received that has not been recognized and not offset in our consolidated balance sheets as well as collateral posted which has been recognized but not offset in our consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $747 million and $1.3 billion as of December 31, 2017 and December 31, 2016, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $44.7 billion and $51.2 billion, of which $42.5 billion and $45.5 billion could be sold or repledged as of December 31, 2017 and December 31, 2016, respectively. None of the underlying collateral was sold or repledged as of December 31, 2017 and December 31, 2016.

(4)
Excludes derivative assets of $21 million and $33 million as of December 31, 2017 and 2016, respectively, and derivative liabilities of $1 million and $2 million recognized in our consolidated balance sheets as of December 31, 2017 and 2016, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $25.2 billion and $20.7 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2017 and 2016, respectively.

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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-62

Notes to Consolidated Financial Statements | Netting Arrangements

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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-63

Notes to Consolidated Financial Statements | Fair Value

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$2,905	$971	$—	$3,876
Other agency	—	1,083	35	—	1,118
Alt-A and subprime private-label securities	—	259	194	—	453
CMBS	—	9	—	—	9
Mortgage revenue bonds	—	—	1	—	1
Non-mortgage-related securities:
U.S. Treasury securities	29,222	—	—	—	29,222
Total trading securities	29,222	4,256	1,201	—	34,679
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,911	208	—	2,119
Other agency	—	357	—	—	357
Alt-A and subprime private-label securities	—	1,237	77	—	1,314
CMBS	—	15	—	—	15
Mortgage revenue bonds	—	—	671	—	671
Other	—	10	357	—	367
Total available-for-sale securities	—	3,530	1,313	—	4,843
Mortgage loans	—	9,480	1,116	—	10,596
Other assets:
Risk management derivatives:
Swaps	—	4,035	146	—	4,181
Swaptions	—	108	—	—	108
Other	—	—	22	—	22
Netting adjustment	—	—	—	(4,272)	(4,272)
Mortgage commitment derivatives	—	131	1	—	132
Total other assets	—	4,274	169	(4,272)	171
Total assets at fair value	$29,222	$21,540	$3,799	$(4,272)	$50,289

Fannie Mae (In conservatorship) 2017 Form 10-K	F-64

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$7,810	$376	$—	$8,186
Total of Fannie Mae	—	7,810	376	—	8,186
Of consolidated trusts	—	29,911	582	—	30,493
Total long-term debt	—	37,721	958	—	38,679
Other liabilities:
Risk management derivatives:
Swaps	—	4,721	33	—	4,754
Swaptions	—	324	—	—	324
Other	—	—	1	—	1
Netting adjustment	—	—	—	(4,979)	(4,979)
Mortgage commitment derivatives	—	227	1	—	228
Total other liabilities	—	5,272	35	(4,979)	328
Total liabilities at fair value	$—	$42,993	$993	$(4,979)	$39,007

Fannie Mae (In conservatorship) 2017 Form 10-K	F-65

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$3,934	$835	$—	$4,769
Other agency	—	2,058	—	—	2,058
Alt-A and subprime private-label securities	—	365	271	—	636
CMBS	—	761	—	—	761
Mortgage revenue bonds	—	—	21	—	21
Non-mortgage-related securities:
U.S. Treasury securities	32,317	—	—	—	32,317
Total trading securities	32,317	7,118	1,127	—	40,562
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	2,324	230	—	2,554
Other agency	—	542	5	—	547
Alt-A and subprime private-label securities	—	2,492	217	—	2,709
CMBS	—	819	—	—	819
Mortgage revenue bonds	—	—	1,272	—	1,272
Other	—	33	429	—	462
Total available-for-sale securities	—	6,210	2,153	—	8,363
Mortgage loans	—	10,860	1,197	—	12,057
Other assets:
Risk management derivatives:
Swaps	—	4,159	137	—	4,296
Swaptions	—	241	—	—	241
Other	—	—	33	—	33
Netting adjustment	—	—	—	(4,514)	(4,514)
Mortgage commitment derivatives	—	619	12	—	631
Total other assets	—	5,019	182	(4,514)	687
Total assets at fair value	$32,317	$29,207	$4,659	$(4,514)	$61,669

Fannie Mae (In conservatorship) 2017 Form 10-K	F-66

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-67

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2017
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2017(5)(6)
	Balance, December 31, 2016	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$835	$41		$—	$64	$—	$—	$(5)	$(991)	$1,027	$971	$6
Other agency	—	—		—	35	—	—	—	—	—	35	—
Alt-A and subprime private-label securities	271	15		—	—	(60)	—	(32)	—	—	194	5
Mortgage revenue bonds	21	3		—	—	(21)	—	(2)	—	—	1	—
Total trading securities	$1,127	$59	(6)(7)	$—	$99	$(81)	$—	$(39)	$(991)	$1,027	$1,201	$11

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$230	$2		$(1)	$—	$—	$—	$(9)	$(72)	$58	$208	$—
Other agency	5	—		—	—	(1)	—	—	(4)	—	—	—
Alt-A and subprime private-label securities	217	54		(53)	—	(105)	—	(36)	—	—	77	—
Mortgage revenue bonds	1,272	35		(11)	—	(392)	—	(233)	—	—	671	—
Other	429	8		(11)	—	(5)	—	(64)	—	—	357	—
Total available-for-sale securities	$2,153	$99	(7)(8)	$(76)	$—	$(503)	$—	$(342)	$(76)	$58	$1,313	$—

Mortgage loans	$1,197	$45	(6)(7)	$—	$5	$—	$—	$(233)	$(70)	$172	$1,116	$25
Net derivatives	44	111	(6)	—	—	—	—	(22)	6	(5)	134	13
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	$(29)	(6)	$—	$—	$—	$—	$—	$—	$—	$(376)	$(29)
Of consolidated trusts	(241)	(9)	(6)(7)	—	—	—	(2)	66	388	(784)	(582)	(11)
Total long-term debt	$(588)	$(38)		$—	$—	$—	$(2)	$66	$388	$(784)	$(958)	$(40)

Fannie Mae (In conservatorship) 2017 Form 10-K	F-68

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2016
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2016(5)(6)
	Balance, December 31, 2015	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$(1)	$(24)	$860	$835	$—
Other agency	—	—		—	—	—	—	—	(1)	1	—	—
Alt-A and subprime private-label securities	949	(33)		—	—	(231)	—	(51)	(363)	—	271	(1)
Mortgage revenue bonds	449	33		—	—	(448)	—	(13)	—	—	21	(2)
Total trading securities	$1,398	$—	(6)(7)	$—	$—	$(679)	$—	$(65)	$(388)	$861	$1,127	$(3)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$(1)	$231	$230	$—
Other agency	4	—		—	—	—	—	—	(4)	5	5	—
Alt-A and subprime private-label securities	4,322	184		(233)	—	(997)	—	(220)	(2,839)	—	217	—
Mortgage revenue bonds	2,701	132		(34)	—	(1,129)	—	(398)	—	—	1,272	—
Other	1,404	—		(12)	—	(605)	—	(74)	(284)	—	429	—
Total available-for-sale securities	$8,431	$316	(7)(8)	$(279)	$—	$(2,731)	$—	$(692)	$(3,128)	$236	$2,153	$—

Mortgage loans	$1,477	$129	(6)(7)	$—	$36	$(392)	$—	$(255)	$(77)	$279	$1,197	$17
Net derivatives	157	15	(6)	—	—	—	(8)	(122)	2	—	44	(132)
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	$22	(6)	$—	$—	$—	$—	$—	$—	$—	$(347)	$22
Of consolidated trusts	(496)	(75)	(6)(7)	—	—	—	(74)	378	215	(189)	(241)	(9)
Total long-term debt	$(865)	$(53)		$—	$—	$—	$(74)	$378	$215	$(189)	$(588)	$13

Fannie Mae (In conservatorship) 2017 Form 10-K	F-69

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2015
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2015(5)(6)
	Balance, December 31, 2014	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$305	$(27)		$—	$—	$(2)	$—	$—	$(278)	$2	$—	$—
Alt-A and subprime private-label securities	1,904	72		—	—	(878)	—	(133)	(44)	28	949	25
Mortgage revenue bonds	722	(41)		—	—	(220)	—	(12)	—	—	449	(33)
Other	99	4		—	—	(100)	—	(3)	—	—	—	—
Total trading securities	$3,030	$8	(6)(7)	$—	$—	$(1,200)	$—	$(148)	$(322)	$30	$1,398	$(8)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$421	$(425)	$—	$(8)	$—	$12	$—	$—
Other agency	6	—		—	—	—	—	(1)	(2)	1	4	—
Alt-A and subprime private-label securities	8,380	814		(555)	—	(3,079)	—	(1,037)	(538)	337	4,322	—
Mortgage revenue bonds	4,023	51		(104)	—	(410)	—	(859)	—	—	2,701	—
Other	2,671	(26)		(2)	—	(1,012)	—	(227)	—	—	1,404	—
Total available-for-sale securities	$15,080	$839	(7)(8)	$(661)	$421	$(4,926)	$—	$(2,132)	$(540)	$350	$8,431	$—

Mortgage loans	$1,833	$57	(6)(7)	$—	$5	$—	$—	$(350)	$(377)	$309	$1,477	$(20)
Net derivatives	45	(55)	(6)	—	—	—	(4)	169	(7)	9	157	(2)
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	$(6)	(6)	$—	$—	$—	$—	$—	$—	$—	$(369)	$(6)
Of consolidated trusts	(527)	(9)	(6)(7)	—	—	—	(66)	57	228	(179)	(496)	17
Total long-term debt	$(890)	$(15)		$—	$—	$—	$(66)	$57	$228	$(179)	$(865)	$11
__________

(1)
Losses included in other comprehensive income are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in our consolidated statements of operations and comprehensive income.

(2)	Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts.

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)
Transfers into and out of Level 3 consisted primarily of Fannie Mae securities backed by private-label mortgage-related securities. Prices for these securities are based on inputs that were not readily observable. Transfers out of Level 3 also occurred for private-label mortgage-related securities backed by Alt-A loans and subprime loans. Prices for these securities were available from multiple third-party vendors and demonstrated an increased and sustained level of observability over time.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-70

Notes to Consolidated Financial Statements | Fair Value

(6)	Gains (losses) are included in “Fair value losses, net” in our consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of December 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$971	Single Vendor	Prepayment Speed (%)	0.0	-	177.0	160.0
			Spreads (bps)	51.5	-	375.0	200.1
	35	Various
Total agency	1,006
Alt-A and subprime private-label securities	154	Consensus
	40	Various
Total Alt-A and subprime private-label securities	194
Mortgage revenue bonds	1	Various
Total trading securities	$1,201

Fannie Mae (In conservatorship) 2017 Form 10-K	F-71

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$112	Single Vendor	Prepayment Speed (%)	0.0	-	175.7	147.1
			Spreads (bps)	150.0	-	210.0	182.3
	96	Various
Total agency	208
Alt-A and subprime private-label securities	77	Various
Mortgage revenue bonds	475	Single Vendor	Spreads (bps)	(17.0)	-	248.0	39.0
	196	Various
Total mortgage revenue bonds	671
Other	325	Discounted Cash Flow	Prepayment Speed (%)	1.6	-	2.5	2.5
			Severity (%)	50.0	-	88.0	86.6
			Spreads (bps)	84.8	-	607.0	577.9
	32	Various
Total other	357
Total available-for-sale securities	$1,313
Mortgage loans:
Single-family	$406	Build-Up
	344	Consensus
	208	Various
Total single-family	958
Multifamily	155	Build-Up	Spreads (bps)	29.0	-	267.2	105.8
	3	Various
Total multifamily	$158
Total mortgage loans	$1,116
Net derivatives	$113	Dealer Mark
	21	Various
Total net derivatives	$134
Long-term debt:
Of Fannie Mae:
Senior floating	$(376)	Discounted Cash Flow
Of consolidated trusts(3)	(401)	Discounted Cash Flow	Default Rate (%)	1.6	-	6.3	4.6
			Prepayment Speed (%)	5.4	-	100.0	98.9
			Severity (%)	28.0	-	95.0	71.5
			Spreads (bps)	42.0	-	228.3	78.7
	(181)	Various
Total of consolidated trusts	(582)
Total long-term debt	$(958)

Fannie Mae (In conservatorship) 2017 Form 10-K	F-72

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$809	Consensus
	26	Various
Total agency	835
Alt-A and subprime private-label securities	232	Consensus	Default Rate (%)	0.4	-	10.9	8.2
			Prepayment Speed (%)	4.3	-	7.4	6.6
			Severity (%)	71.0	-	95.0	88.9
			Spreads (bps)	244.6	-	253.9	251.5
	39	Consensus
Total Alt-A and subprime private-label securities	271
Mortgage revenue bonds	19	Discounted Cash Flow	Spreads (bps)	13.0	-	268.2	252.2
	2	Various
Total mortgage revenue bonds	21
Total trading securities	$1,127
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$129	Single Vendor	Prepayment Speed (%)	124.8	-	165.5	142.4
			Spreads (bps)	175.0	-	210.0	182.5
	72	Consensus
	34	Various
Total agency	235
Alt-A and subprime private-label securities	93	Single Vendor	Default Rate (%)	2.5	-	8.0	3.8
			Prepayment Speed (%)	3.0	-	11.0	4.9
			Severity (%)	38.0	-	80.0	48.1
			Spreads (bps)	266.1	-	306.8	297.1
	45	Discounted Cash Flow	Spreads (bps)	361.0	-	450.0	406.0
	79	Various
Total Alt-A and subprime private-label securities	217
Mortgage revenue bonds	684	Single Vendor	Spreads (bps)	(16.8)	-	336.9	44.3
	126	Single Vendor
	435	Discounted Cash Flow	Spreads (bps)	(16.8)	-	391.1	260.0
	27	Various
Total mortgage revenue bonds	1,272
Other	47	Consensus	Default Rate (%)	0.5	-	3.5	3.5
			Prepayment Speed (%)	2.5	-	6.0	2.5
			Severity (%)	20.0	-	88.0	87.5
			Spreads (bps)	221.6	-	300.2	237.7
	348	Discounted Cash Flow	Default Rate (%)	2.3			2.3
			Prepayment Speed (%)	0.5			0.5
			Severity (%)	95.0			95.0
			Spreads (bps)	190.0	-	450.0	449.1
	34	Various
Total other	429
Total available-for-sale securities	$2,153

Fannie Mae (In conservatorship) 2017 Form 10-K	F-73

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$516	Build-Up
	300	Consensus
	218	Various
Total single-family	1,034
Multifamily	163	Build-Up	Spreads (bps)	55.0	-	305.2	140.2
Total mortgage loans	$1,197
Net derivatives	$10	Internal Model
	89	Dealer Mark
	21	Discounted Cash Flow
	(76)	Various
Total net derivatives	$44
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	Discounted Cash Flow
Of consolidated trusts	(241)	Various
Total long-term debt	$(588)
_________

(1)
Valuation techniques for which no unobservable inputs are disclosed generally reflect the use of third-party pricing services or dealers, and the range of unobservable inputs applied by these sources is not readily available or cannot be reasonably estimated. Where we have disclosed unobservable inputs for consensus and single vendor techniques, those inputs are based on our validations performed at the security level using discounted cash flows. The prepayment speed used for available-for-sale agency securities is the Public Securities Association (“PSA”) prepayment speed, which can be greater than 100%. For all other securities, the Conditional Prepayment Rate (“CPR”) is used as the prepayment speed, which can be between 0% and 100%.

(2)	Includes Fannie Mae and Freddie Mac securities.

(3)
Includes instruments for which the prepayment speed represents the estimated annualized rate of prepayment after all prepayment penalty provisions have expired and also instruments for which prepayment speed represents the estimated rate of prepayment over the remaining life of the instrument.

In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2017 or December 31, 2016. We held $14 million and $250 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2017 and December 31, 2016, respectively.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-74

Notes to Consolidated Financial Statements | Fair Value

The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of December 31,
	Valuation Techniques	2017	2016
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,113	$1,025
	Single Vendor	1,880	54
	Various	—	9
Total mortgage loans held for sale, at lower of cost or fair value		2,993	1,088
Single-family mortgage loans held for investment, at amortized cost	Internal Model	1,623	2,816
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	28	25
	Asset Manager Estimate	163	170
	Various	4	3
Total multifamily mortgage loans held for investment, at amortized cost		195	198
Acquired property, net:(1)
Single-family	Accepted Offers	218	340
	Appraisals	438	571
	Walk Forwards	222	306
	Internal Model	319	476
	Various	113	99
Total single-family		1,310	1,792
Multifamily	Various	19	—
Other assets	Various	2	12
Total nonrecurring assets at fair value		$6,142	$5,906
_________

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of December 31, 2017, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations. Based on the number of properties measured as of December 31, 2016, these methodologies comprised approximately 75% of our valuations, while accepted offers comprised approximately 19% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-75

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
U.S Treasury Securities	We classify securities whose values are based on quoted market prices in active markets for identical assets as Level 1 of the valuation hierarchy.	Level 1
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

These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-76

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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
Level 2 and 3

Fannie Mae (In conservatorship) 2017 Form 10-K	F-77

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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
Our Finance Committee includes senior representation from our Enterprise Risk Management, Finance and Single-Family Divisions, and is responsible for reviewing the methods used in valuing financial instruments for the purpose of financial reporting. The composition of the Finance Committee is set forth in its charter, which was approved by the Chief Executive Officer.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-78

Notes to Consolidated Financial Statements | Fair Value

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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-79

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

	As of December 31, 2017
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$60,260	$35,060	$25,200	$—	$—	$60,260
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,470	—	19,470	—	—	19,470
Trading securities	34,679	29,222	4,256	1,201	—	34,679
Available-for-sale securities	4,843	—	3,530	1,313	—	4,843
Mortgage loans held for sale	4,988	—	101	5,333	—	5,434
Mortgage loans held for investment, net of allowance for loan losses	3,173,537	—	2,886,470	315,719	—	3,202,189
Advances to lenders	4,938	—	4,936	2	—	4,938
Derivative assets at fair value	171	—	4,274	169	(4,272)	171
Guaranty assets and buy-ups	149	—	—	436	—	436
Total financial assets	$3,303,035	$64,282	$2,948,237	$324,173	$(4,272)	$3,332,420
Financial liabilities:
Short-term debt:
Of Fannie Mae	$33,377	$—	$33,379	$—	$—	$33,379
Of consolidated trusts	379	—	—	378	—	378
Long-term debt:
Of Fannie Mae	243,375	—	249,780	837	—	250,617
Of consolidated trusts	3,052,923	—	3,014,250	40,683	—	3,054,933
Derivative liabilities at fair value	328	—	5,272	35	(4,979)	328
Guaranty obligations	258	—	—	456	—	456
Total financial liabilities	$3,330,640	$—	$3,302,681	$42,389	$(4,979)	$3,340,091

Fannie Mae (In conservatorship) 2017 Form 10-K	F-80

Notes to Consolidated Financial Statements | Fair Value

	As of December 31, 2016
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$62,177	$41,477	$20,700	$—	$—	$62,177
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,415	—	30,415	—	—	30,415
Trading securities	40,562	32,317	7,118	1,127	—	40,562
Available-for-sale securities	8,363	—	6,210	2,153	—	8,363
Mortgage loans held for sale	2,899	—	509	2,751	—	3,260
Mortgage loans held for investment, net of allowance for loan losses	3,076,854	—	2,767,813	316,742	—	3,084,555
Advances to lenders	7,494	—	7,156	352	—	7,508
Derivative assets at fair value	687	—	5,019	182	(4,514)	687
Guaranty assets and buy-ups	158	—	—	432	—	432
Total financial assets	$3,229,609	$73,794	$2,844,940	$323,739	$(4,514)	$3,237,959
Financial liabilities:
Short-term debt:
Of Fannie Mae	$34,995	$—	$34,998	$—	$—	$34,998
Of consolidated trusts	584	—	—	584	—	584
Long-term debt:
Of Fannie Mae	292,102	—	298,980	770	—	299,750
Of consolidated trusts	2,934,635	—	2,901,316	36,668	—	2,937,984
Derivative liabilities at fair value	1,215	—	7,921	138	(6,844)	1,215
Guaranty obligations	280	—	—	710	—	710
Total financial liabilities	$3,263,811	$—	$3,243,215	$38,870	$(6,844)	$3,275,241

Fannie Mae (In conservatorship) 2017 Form 10-K	F-81

Notes to Consolidated Financial Statements | Fair Value

Instruments	Description	Classification
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

Level 2 and 3
Mortgage loans held for investment
For a description of loan valuation techniques, refer to “Fair Value Measurement—Mortgage Loans Held for Investment.” We measure the fair value of certain loans that are delivered under the Home Affordable Refinance Program (“HARP”) using a modified build-up approach while the loan is performing. Under this modified approach, we set the credit component of the consolidated loans (that is, the guaranty obligation) equal to the compensation we would currently receive for a loan delivered to us under the program because the total compensation for these loans is equal to their current exit price in the government-sponsored enterprise securitization market. We will continue to use this pricing methodology as long as the HARP program is available to market participants. If, subsequent to delivery, the refinanced loan becomes past due or is modified as a part of a troubled debt restructuring, the fair value of the guaranty obligation is then measured consistent with other loans that have similar characteristics.
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-82

Notes to Consolidated Financial Statements | Fair Value

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of December 31,
	2017			2016
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$10,596	$8,186	$30,493	$12,057	$9,582	$36,524
Unpaid principal balance	10,246	7,368	27,717	11,688	9,090	33,055
__________

(1)
Includes nonaccrual loans with a fair value of $227 million and $200 million as of December 31, 2017 and 2016, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2017 and 2016 is $46 million and $34 million, respectively. Includes loans that are 90 days or more past due with a fair value of $159 million and $152 million as of December 31, 2017 and 2016, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2017 and 2016 is $34 million and $25 million, respectively.

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income.

	For the Year Ended December 31,
	2017			2016			2015
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$67	$(316)	$(249)	$23	$(648)	$(625)	$86	$39	$125
Other changes in fair value	69	22	91	72	193	265	(191)	146	(45)
Fair value gains (losses), net	$136	$(294)	$(158)	$95	$(455)	$(360)	$(105)	$185	$80
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

Fannie Mae (In conservatorship) 2017 Form 10-K	F-83

Notes to Consolidated Financial Statements | Commitments and Contingencies

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
We establish an accrual for matters when a loss is probable and we can reasonably estimate the amount of such loss. For legal actions or proceedings where the likelihood of a loss is not probable or cannot be reasonably estimated, we do not establish an accrual. We are often unable to estimate the possible losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek indeterminate or unspecified damages, where there may be novel or unsettled legal questions relevant to the proceedings, or where settlement negotiations have not occurred or progressed.
Given the uncertainties involved in any action or proceeding, regardless of whether we have established an accrual, the ultimate resolution of certain of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.
In addition to the matters specifically described in this report, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. We have also advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to our bylaws and indemnification agreements.
Senior Preferred Stock Purchase Agreements Litigation
A consolidated class action and two non-class action lawsuits filed by Fannie Mae and Freddie Mac shareholders are pending in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, and Freddie Mac that challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury. In the consolidated class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”), plaintiffs filed an amended complaint on November 1, 2017 that alleges the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, particularly the right to receive dividends. Plaintiffs allege claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duties, and violations of Delaware and Virginia corporate law against us, FHFA and Freddie Mac, and breach of fiduciary duties claims derivatively on our and Freddie Mac’s behalf against FHFA. Plaintiffs seek to represent several classes of preferred and/or common shareholders of Fannie Mae and/or Freddie Mac who held stock as of the public announcement of the August 2012 amendments. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. The defendants moved to dismiss the amended complaint on January 10, 2018.
In the two non-class action suits, Arrowood Indemnity Company v. Fannie Mae and Fairholme Funds v. FHFA, the plaintiffs, Fannie Mae and Freddie Mac preferred shareholders, filed amended complaints on November 1, 2017 against us, FHFA as our conservator, the Director of FHFA (in his official capacity) and Freddie Mac alleging that the net worth sweep dividend provisions nullified certain rights of the preferred shareholders, particularly the right to receive dividends, and exceeded FHFA’s statutory authority. Plaintiffs bring claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duties and violations of Delaware and Virginia corporate law. They also assert claims for violation of the Administrative Procedure Act against FHFA. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. The defendants moved to dismiss both amended complaints on January 10, 2018.
Plaintiffs in all three cases filed the amended complaints after the U.S. Court of Appeals for the D.C. Circuit issued a ruling on February 21, 2017 that affirmed in part and reversed in part the district court’s dismissal of the plaintiffs’ original complaints. In addition to filing the amended complaints, plaintiffs also filed petitions for certiorari with the United States Supreme Court on October 16, 2017 seeking review of the Court of Appeals’ rulings that plaintiffs could not pursue claims alleging violation of the Administrative Procedure Act and no conflict existed in allowing FHFA to decide whether to pursue derivative claims on behalf of Fannie Mae and Freddie Mac while they are in conservatorship.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-84

Notes to Consolidated Financial Statements | Commitments and Contingencies

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
We lease certain premises and equipment under agreements that expire at various dates through 2033. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $61 million, $50 million and $47 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table summarizes by remaining maturity, non-cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements.

	As of December 31, 2017
	Loans and Mortgage-Related Securities(1)	Operating Leases(2)	Other(3)
	(Dollars in millions)
2018	$73,130	$41	$98
2019	—	48	57
2020	—	56	73
2021	—	56	14
2022	—	58	1
Thereafter	—	609	—
Total	$73,130	$868	$243
__________

(1)	Primarily includes $72.7 billion that has been accounted for as mortgage commitment derivatives.

(2)	Includes amounts related to office buildings and equipment leases.

(3)	Includes purchase commitments for certain telecommunications services, computer software and services, and other agreements and commitments.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-85

Notes to Consolidated Financial Statements | Selected Quarterly Financial Information (Unaudited)

17.  Selected Quarterly Financial Information (Unaudited)
The consolidated statements of operations for the quarterly periods in 2017 and 2016 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	For the 2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$142	$176	$195	$193
Available-for-sale securities	101	91	77	66
Mortgage loans	27,047	27,011	27,047	27,214
Other	94	115	142	145
Total interest income	27,384	27,393	27,461	27,618
Interest expense:
Short-term debt	(44)	(57)	(72)	(77)
Long-term debt	(21,994)	(22,334)	(22,115)	(22,430)
Total interest expense	(22,038)	(22,391)	(22,187)	(22,507)
Net interest income	5,346	5,002	5,274	5,111
Benefit (provision) for credit losses	396	1,267	(182)	560
Net interest income after benefit (provision) for credit losses	5,742	6,269	5,092	5,671
Investment gains (losses), net	(9)	385	313	833
Fair value gains (losses), net	(40)	(691)	(289)	(191)
Fee and other income	249	353	1,194	431
Non-interest income	200	47	1,218	1,073
Administrative expenses:
Salaries and employee benefits	(344)	(332)	(331)	(321)
Professional services	(229)	(234)	(218)	(252)
Other administrative expenses	(111)	(120)	(115)	(130)
Total administrative expenses	(684)	(686)	(664)	(703)
Foreclosed property expense	(217)	(34)	(140)	(130)
TCCA fees	(503)	(518)	(531)	(544)
Other expenses, net	(382)	(291)	(427)	(411)
Total expenses	(1,786)	(1,529)	(1,762)	(1,788)
Income before federal income taxes	4,156	4,787	4,548	4,956
Provision for federal income taxes	(1,383)	(1,587)	(1,525)	(11,489)
Net income (loss) attributable to Fannie Mae	2,773	3,200	3,023	(6,533)
Dividends distributed or available for distribution to senior preferred stockholder(1)	(2,779)	(3,117)	(3,048)	—
Net income (loss) attributable to common stockholders	$(6)	$83	$(25)	$(6,533)
Earnings (loss) per share:
Basic	$0.00	$0.01	$0.00	$(1.13)
Diluted	0.00	0.01	0.00	(1.13)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,893	5,762	5,762

Fannie Mae (In conservatorship) 2017 Form 10-K	F-86

Notes to Consolidated Financial Statements | Selected Quarterly Financial Information (Unaudited)

	For the 2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$120	$128	$140	$128
Available-for-sale securities	203	170	134	113
Mortgage loans	26,961	26,256	25,611	25,814
Other	48	46	66	83
Total interest income	27,332	26,600	25,951	26,138
Interest expense:
Short-term debt	(51)	(57)	(56)	(42)
Long-term debt	(22,512)	(21,257)	(20,460)	(20,291)
Total interest expense	(22,563)	(21,314)	(20,516)	(20,333)
Net interest income	4,769	5,286	5,435	5,805
Benefit (provision) for credit losses	1,184	1,601	673	(1,303)
Net interest income after benefit (provision) for credit losses	5,953	6,887	6,108	4,502
Investment gains, net	69	398	467	322
Fair value gains (losses), net	(2,813)	(1,667)	(491)	3,890
Fee and other income	203	174	175	414
Non-interest income (loss)	(2,541)	(1,095)	151	4,626
Administrative expenses:
Salaries and employee benefits	(364)	(331)	(322)	(319)
Professional services	(215)	(232)	(237)	(271)
Other administrative expenses	(109)	(115)	(102)	(124)
Total administrative expenses	(688)	(678)	(661)	(714)
Foreclosed property expense	(334)	(63)	(110)	(137)
TCCA fees	(440)	(453)	(465)	(487)
Other expenses, net	(264)	(254)	(300)	(210)
Total expenses	(1,726)	(1,448)	(1,536)	(1,548)
Income before federal income taxes	1,686	4,344	4,723	7,580
Provision for federal income taxes	(550)	(1,398)	(1,527)	(2,545)
Net income attributable to Fannie Mae	1,136	2,946	3,196	5,035
Dividends distributed or available for distribution to senior preferred stockholder	(919)	(2,869)	(2,977)	(5,471)
Net income (loss) attributable to common stockholders (Note 11)	$217	$77	$219	$(436)
Earnings (loss) per share:
Basic	$0.04	$0.01	$0.04	$(0.08)
Diluted	0.04	0.01	0.04	(0.08)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,893	5,893	5,762
__________

(1)
Subsequent to the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2017 on November 2, 2017, the dividend provisions of our senior preferred stock were amended. As a result, the amount available for distribution as of September 30, 2017 was not the amount ultimately distributed upon payment of our fourth quarter 2017 dividend. See “Note 11, Equity (Deficit)” for further information regarding the changes to the dividend provisions of our senior preferred stock and the dividends we paid on the senior preferred stock during 2017.

Fannie Mae (In conservatorship) 2017 Form 10-K	F-87