Form 10-Q
period 2018-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2018-05-03
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2018, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2018 Form 10-Q	i

MD&A | Introduction

PART I—FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since provided for the exercise of certain functions by our Board of Directors. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.

Our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Congress continues to consider options for reform of the housing finance system, including Fannie Mae. As a result of our agreements with the U.S. Department of the Treasury (“Treasury”) and directives from our conservator, we are not permitted to retain more than $3.0 billion in capital reserves or to pay dividends or other distributions to stockholders other than Treasury. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation” and “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and “Legislation and Regulation” and “Risk Factors” in this report.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2017 Form 10-K. You can find a “Glossary of Terms Used in This Report” in the MD&A of our 2017 Form 10-K.
This report contains forward-looking statements that are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on these forward-looking statements. Our actual results may differ materially from those reflected in our forward-looking statements due to a variety of factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report and in our 2017 Form 10-K.

Introduction
Fannie Mae provides a stable source of liquidity to the mortgage market and increases the availability and affordability of housing in the United States. We operate in the secondary mortgage market, primarily working with lenders. We do not originate loans or lend money directly to consumers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS); purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; and engage in other activities that increase the supply of affordable housing. Our common stock is traded in the OTCQB market and quoted under the ticker symbol “FNMA.”
Through our single-family and multifamily business segments, we provided $124 billion in liquidity to the mortgage market in the first quarter of 2018, which enabled the financing of 638,000 home purchases, refinancings or rental units.

Fannie Mae First Quarter 2018 Form 10-Q	1

MD&A | Introduction

Fannie Mae Provided $124 Billion in Liquidity in the First Quarter of 2018

Executive Summary
Summary of Our Financial Performance
We recognized net income of $4.3 billion and comprehensive income of $3.9 billion in the first quarter of 2018 compared with comprehensive and net income of $2.8 billion in the first quarter of 2017.
The increase in our net income was primarily driven by the shift to fair value gains in the first quarter of 2018 from fair value losses in the first quarter of 2017. Fair value gains in the first quarter of 2018 were primarily driven by:

•	increases in the fair value of our mortgage commitment derivatives due to rising interest rates; and

•	increases in the fair value of our risk management derivatives due to an increase in longer-term swap rates.
See “MD&A—Consolidated Results of Operations” for more information on our financial results.

Fannie Mae First Quarter 2018 Form 10-Q	2

MD&A | Executive Summary

Net Worth
Our net worth of $3.9 billion as of March 31, 2018 reflects our comprehensive income of $3.9 billion for the first quarter of 2018 and our receipt of $3.7 billion from Treasury during the quarter pursuant to the senior preferred stock purchase agreement to eliminate our net worth deficit as of December 31, 2017.
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
The potential for significant volatility in our financial results could result in a net loss in a future quarter. We are permitted to retain up to $3.0 billion in capital reserves as a buffer in the event of a net loss in a future quarter. However, any net loss we experience in the future could be greater than the amount of our capital reserves, resulting in a net worth deficit for that quarter. See “Risk Factors” in our 2017 Form 10-K for a discussion of the risks associated with the limitations on our ability to rebuild our capital reserves, including factors that could result in a net loss or net worth deficit in a future quarter.
Treasury Draws and Dividend Payments
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. Acting as successor to the rights, titles, powers and privileges of the Board, the conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable since we entered into conservatorship in 2008.
The chart below shows the funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement, as well as the dividend payments we have made to Treasury on the senior preferred stock, since entering into conservatorship. Because we had a net worth deficit of $3.7 billion as of December 31, 2017, we drew $3.7 billion from Treasury to eliminate this net worth deficit and no dividend was payable to Treasury for the first quarter of 2018.

Fannie Mae First Quarter 2018 Form 10-Q	3

MD&A | Executive Summary

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
We expect to pay Treasury a dividend of $938 million for the second quarter of 2018 by June 30, 2018. The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. As noted above, our net worth was $3.9 billion as of March 31, 2018.
If we experience a net worth deficit in a future quarter, we will be required to draw additional funds from Treasury under the senior preferred stock purchase agreement to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $113.9 billion. If we were to draw additional funds from Treasury under the agreement in respect of a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. For a description of the terms of the senior preferred stock purchase agreement and the senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2017 Form 10-K.
Although Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock, and has made a commitment under a senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.

Legislation and Regulation
The information in this section updates and supplements information regarding legislation and regulation affecting our business set forth in “Business—Legislation and Regulation” in our 2017 Form 10-K. Also see “Risk Factors” in this report and in our 2017 Form 10-K for discussions of risks relating to legislative and regulatory matters.

Fannie Mae First Quarter 2018 Form 10-Q	4

MD&A | Legislation and Regulation

Housing Finance Reform
Congress continues to consider housing finance reform that could result in significant changes in our structure and role in the future. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors” in our 2017 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
In February 2018, Treasury released its Strategic Plan 2018-2022, which includes an objective to support housing finance reform to resolve Fannie Mae’s and Freddie Mac’s conservatorships and prevent taxpayer bailouts of public and private mortgage finance entities, while promoting consumer choice within the mortgage market.
Single Security Initiative: New Uniform Mortgage-Backed Security Implementation Date
Since 2014, we, Freddie Mac and FHFA have been working on developing and implementing a uniform mortgage-backed security for Fannie Mae and Freddie Mac. In March 2018, FHFA announced that Fannie Mae and Freddie Mac will start issuing the new, common security—referred to as the Uniform Mortgage-Backed Security or UMBS—in place of their current offerings of TBA-eligible mortgage-backed securities on June 3, 2019. The new UMBS will be issued by Fannie Mae and Freddie Mac through their joint venture, Common Securitization Solutions, LLC (“CSS”), using the Common Securitization Platform (“CSP”). At that time, we plan to begin using CSS and the CSP to perform certain operational functions associated with issuing and managing these UMBS on our behalf, including data acceptance, issuance support, bond administration and the production of disclosures. See “Business—Legislation and Regulation—Housing Finance Reform—Conservator Developments and Strategic Goals” in our 2017 Form 10-K for more information on the expected features of the securities. See “Risk Factors” in this report and in our 2017 Form 10-K for a discussion of the risks to our business associated with the Single Security Initiative.
Housing Goals
2017 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. Our single-family performance is measured against the lower of benchmarks established by FHFA or goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed.
For 2017, we believe we met four of our five single-family benchmarks and all of our multifamily goals. We narrowly missed meeting the single-family very low-income families home purchase benchmark. Very low-income families are defined as those with income equal to or less than 50% of area median income. Final performance results will be determined and published by FHFA sometime after the release in the fall of 2018 of data reported by primary market originators under the Home Mortgage Disclosure Act. To determine whether we met our very low-income families home purchase goal, FHFA will compare our performance with that of the market. We will be in compliance with this goal if we meet the applicable market share measure for the goal.
2018 Single-Family Housing Goals: Low-Income Areas Home Purchase Goal Benchmark
Each year, FHFA sets the benchmark level for our acquisitions of single-family owner-occupied home purchase mortgage loans for families in low-income areas based on the benchmark level for the low-income areas home purchase subgoal (which is 14% for 2018), plus an adjustment factor reflecting an additional incremental share of mortgages for moderate-income families (defined as income equal to or less than 100% of area median income) in designated disaster areas. In April 2018, FHFA set the 2018 overall low-income areas home purchase benchmark goal at 18%.
See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Housing Goals” in our 2017 Form 10-K for a more detailed discussion of our housing goals.

Fannie Mae First Quarter 2018 Form 10-Q	5

MD&A | Key Market Economic Indicators

Key Market Economic Indicators
The table below displays certain macroeconomic indicators that can significantly influence our business and financial results. We expect home prices on a national basis to continue to grow in 2018 at a similar rate as in 2017. We also expect significant regional variation in the timing and rate of home price growth.

Selected Key Market Economic Indicators
	For the Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Growth in U.S. gross domestic product ("GDP"), annualized percentage change	2.3%	2.9%	1.2%
Home price change based on Fannie Mae national home price index(1)	1.0	0.3	1.1

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
U.S. unemployment rate	4.1	4.1	4.5
2-year swap rate	2.58	2.08	1.62
10-year swap rate	2.79	2.40	2.38
10-year Treasury rate	2.74	2.41	2.40
30-year Fannie Mae MBS par coupon rate	3.46	3.00	3.13
_______

(1)
Calculated internally using property data information on loans purchased by Fannie Mae, Freddie Mac and property data information obtained from other third-party data providers. Fannie Mae’s home price index is a weighted repeat transactions index, measuring average price changes in repeat transactions on the same properties. Fannie Mae’s home price index excludes prices on properties sold in foreclosure. The reported home price change reflects the percentage change in Fannie Mae’s home price index from the last day of the prior quarter to the applicable period end date. Fannie Mae’s home price estimates are based on preliminary data and are subject to change as additional data becomes available.

See “Key Market Economic Indicators” in our 2017 Form 10-K for a description of how changes in GDP, unemployment rates, home prices and interest rates can affect our financial results.

Fannie Mae First Quarter 2018 Form 10-Q	6

MD&A | Consolidated Results of Operations

Consolidated Results of Operations
This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months
	Ended March 31,
	2018	2017	Variance
	(Dollars in millions)
Net interest income	$5,232	$5,346	$(114)
Fee and other income	320	249	71
Net revenues	5,552	5,595	(43)
Investment gains (losses), net	250	(9)	259
Fair value gains (losses), net	1,045	(40)	1,085
Administrative expenses	(750)	(684)	(66)
Credit-related income:
Benefit for credit losses	217	396	(179)
Foreclosed property expense	(162)	(217)	55
Total credit-related income	55	179	(124)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(557)	(503)	(54)
Other expenses, net	(203)	(382)	179
Income before federal income taxes	5,392	4,156	1,236
Provision for federal income taxes	(1,131)	(1,383)	252
Net income	$4,261	$2,773	$1,488
Other comprehensive income (loss)	(323)	6	(329)
Total comprehensive income	$3,938	$2,779	$1,159
Net Interest Income
We have two primary sources of net interest income:

•	guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

•	the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
The table below displays the components of our net interest income from our guaranty book of business and our retained mortgage portfolio.

Components of Net Interest Income
	For the Three Months Ended March 31,
	2018	2017	Variance
	(Dollars in millions)
Net interest income from retained mortgage portfolio(1)	$1,078	$1,083	$(5)
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	2,089	1,986	103
Base guaranty fee income related to TCCA(2)	557	503	54
Net amortization income	1,508	1,774	(266)
Total net interest income from guaranty book of business	4,154	4,263	(109)
Total net interest income	$5,232	$5,346	$(114)

Fannie Mae First Quarter 2018 Form 10-Q	7

MD&A | Consolidated Results of Operations

__________

(1)
Includes interest income from assets held in our other investments portfolio, as well as other assets used to generate lender liquidity. Also includes interest expense on outstanding Connecticut Avenue SecuritiesTM of $302 million and $208 million for the first quarter of 2018 and 2017, respectively.

(2)	Revenues generated by the 10 basis point guaranty fee increase we implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
Net interest income decreased in the first quarter of 2018 compared with the first quarter of 2017 primarily due to:

•
A decline in net amortization income as a higher interest rate environment during the first quarter of 2018 slowed down loan prepayments, resulting in lower amortization of the cost basis adjustments on mortgage loans of consolidated trusts and related debt.

•
This decline was partially offset by an increase in base guaranty fee income as the size of our guaranty book of business increased and loans with higher base guaranty fees comprised a larger part of our guaranty book of business in the first quarter of 2018 than in the first quarter of 2017.

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
The following charts display information about the outstanding net premium and net discount positions on our debt of consolidated trusts and loans of Fannie Mae.

Fannie Mae First Quarter 2018 Form 10-Q	8

MD&A | Consolidated Results of Operations

The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield
	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$163,134	$1,736	4.26%	$200,051	$2,093	4.18%
Mortgage loans of consolidated trusts	3,048,711	26,298	3.45	2,923,792	24,954	3.41
Total mortgage loans(1)	3,211,845	28,034	3.49	3,123,843	27,047	3.46
Mortgage-related securities	10,531	100	3.80	15,394	142	3.69
Non-mortgage-related securities(2)	51,707	207	1.60	55,994	101	0.72
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,389	142	1.52	40,586	66	0.65
Advances to lenders	3,844	31	3.23	4,506	28	2.49
Total interest-earning assets	$3,315,316	$28,514	3.44%	$3,240,323	$27,384	3.38%
Interest-bearing liabilities:
Short-term funding debt	$31,242	$(106)	1.36%	$32,454	$(43)	0.53%
Long-term funding debt	214,397	(1,158)	2.16	272,918	(1,478)	2.17
Connecticut Avenue SecuritiesTM (“CAS”)	22,473	(302)	5.38	16,873	(208)	4.93
Total debt of Fannie Mae	268,112	(1,566)	2.34	322,245	(1,729)	2.15
Debt securities of consolidated trusts held by third parties	3,050,041	(21,716)	2.85	2,925,290	(20,309)	2.78
Total interest-bearing liabilities	$3,318,153	$(23,282)	2.81%	$3,247,535	$(22,038)	2.71%
Net interest income/net interest yield		$5,232	0.63%		$5,346	0.66%
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $168 million for the first quarter of 2018, compared with $216 million for the first quarter of 2017.

(2)	Includes cash equivalents.
Investment Gains (Losses), Net
Investment gains (losses), net primarily consists of gains and losses recognized from the sale of available-for-sale (“AFS”) securities, sales of loans, gains and losses recognized on the consolidation and deconsolidation of securities, and lower of cost or fair value adjustments on held for sale (“HFS”) loans. The shift to investment gains in the first quarter of 2018 from investment losses in the first quarter of 2017 was primarily driven by gains on sales of AFS securities, as sales of AFS securities were higher during the first quarter of 2018 as compared with the first quarter of 2017.

Fannie Mae First Quarter 2018 Form 10-Q	9

MD&A | Consolidated Results of Operations

Fair Value Gains (Losses), Net
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
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(215)	$(255)
Net change in fair value during the period	514	367
Total risk management derivatives fair value gains, net	299	112
Mortgage commitment derivatives fair value gains (losses), net	564	(80)
Total derivatives fair value gains, net	863	32
Trading securities gains, net	98	68
CAS fair value losses, net	(8)	(162)
Other, net	92	22
Fair value gains (losses), net	$1,045	$(40)
Fair value gains in the first quarter of 2018 were primarily driven by:

•
increases in the fair value of our mortgage commitments due to gains on commitments to sell mortgage-related securities due to a decrease in prices as interest rates increased during the commitment periods; and

•	increases in the fair value of our pay-fixed risk management derivatives due to an increase in longer-term swap rates during the quarter.
Fair value losses in the first quarter of 2017 were primarily due to losses on CAS reported at fair value resulting from tightening spreads between CAS yields and LIBOR during the period. These fair value losses in the first quarter of 2017 were partially offset by gains on risk management derivatives primarily due to increases in the fair value of our pay-fixed derivatives due to increases in longer-term swap rates during the period.
Credit-Related Income (Expense)
Credit-related income (expense) consists of our benefit (provision) for credit losses and foreclosed property expense.

Fannie Mae First Quarter 2018 Form 10-Q	10

MD&A | Consolidated Results of Operations

Benefit for Credit Losses
The table below provides quantitative analysis of the drivers of our single-family benefit for credit losses for the periods presented. Many of the drivers that contribute to our benefit for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table below also displays our multifamily benefit or provision for credit losses.

Components of Benefit for Credit Losses
	For the Three Months Ended March 31,
	2018	2017
	(Dollars in billions)
Benefit for credit losses:
Changes in loan activity(1)	$(0.2)	*
Redesignation of held for investment (“HFI”) loans to held for sale (“HFS”) loans	0.2	0.1
Actual and forecasted home prices	0.3	0.6
Actual and projected interest rates	(0.4)	(0.2)
Other(2)	0.3	(0.1)
Single-family benefit for credit losses	0.2	0.4
Multifamily benefit (provision) for credit losses	*	*
Total benefit for credit losses	$0.2	$0.4
_________

*	Represents less than $50 million.

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
The primary factors that impacted our benefit for credit losses in the first quarter of 2018 were:

•
An increase in actual and forecasted home prices, which contributed to the benefit for credit losses. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses.

•
The redesignation of certain single-family loans from HFI to HFS during the quarter as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a charge-off to the allowance for loan losses. Amounts recorded in the allowance related to the loans exceeded the amounts charged off, which contributed to the benefit for credit losses.

•
The benefit for credit losses was partially offset by the impact of higher actual and projected mortgage interest rates. As mortgage interest rates rise, we expect a decrease in future prepayments on single-family individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment relating to concessions provided on these loans and results in an increase in the provision for credit losses.

•
The benefit for credit losses was also reduced by the impact of an increase in single-family loans classified as a troubled debt restructuring (“TDR”) in the areas affected by Hurricanes Harvey, Irma and Maria (collectively, “the hurricanes”).

We recognized a benefit for credit losses in the first quarter of 2017 primarily due to an increase in actual and forecasted home prices.

Fannie Mae First Quarter 2018 Form 10-Q	11

MD&A | Consolidated Results of Operations

Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, in 2012, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our condensed consolidated financial statements. TCCA fees increased in the first quarter of 2018 compared with the first quarter of 2017 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase.
Federal Income Taxes
The decrease in our provision for federal income taxes in the first quarter of 2018 as compared to the first quarter of 2017 was the result of the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. This decline in the federal corporate income tax rate was the primary driver of the reduction in our effective tax rate to 21.0% in the first quarter of 2018, compared with 33.3% for the same period in 2017.
Other Comprehensive Income (Loss)
The shift to other comprehensive loss in the first quarter of 2018 from other comprehensive income in the first quarter of 2017 was primarily driven by the reclassification of gains on AFS securities from other comprehensive income (loss) to investment gains (losses), net as a result of sales of AFS securities, which were higher during the first quarter of 2018 as compared with the first quarter of 2017.

Fannie Mae First Quarter 2018 Form 10-Q	12

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2018	December 31, 2017	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$49,949	$51,580	$(1,631)
Restricted cash	27,112	28,150	(1,038)
Investments in securities(1)	43,985	39,522	4,463
Mortgage loans:
Of Fannie Mae	158,632	167,793	(9,161)
Of consolidated trusts	3,057,888	3,029,816	28,072
Allowance for loan losses	(18,734)	(19,084)	350
Mortgage loans, net of allowance for loan losses	3,197,786	3,178,525	19,261
Deferred tax assets, net	16,517	17,350	(833)
Other assets	29,053	30,402	(1,349)
Total assets	$3,364,402	$3,345,529	$18,873
Liabilities and equity (deficit)
Debt:
Of Fannie Mae	$265,401	$276,752	$(11,351)
Of consolidated trusts	3,075,071	3,053,302	21,769
Other liabilities	19,992	19,161	831
Total liabilities	3,360,464	3,349,215	11,249
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock	120,836	117,149	3,687
Other net deficit	(116,898)	(120,835)	3,937
Total equity (deficit)	3,938	(3,686)	7,624
Total liabilities and equity (deficit)	$3,364,402	$3,345,529	$18,873
__________

(1)	Includes $33.3 billion as of March 31, 2018 and $29.2 billion as of December 31, 2017 of non-mortgage-related securities.
Other Investments Portfolio
Our other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements, and investments in U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio” for additional information on our other investments portfolio.
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by servicers of loans backing consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of March 31, 2018 compared with the balance as of December 31, 2017 primarily as a result of a decrease in prepayments received on mortgage loans in March 2018 compared with prepayments received in December 2017.

Fannie Mae First Quarter 2018 Form 10-Q	13

MD&A | Consolidated Balance Sheet Analysis

Investments in Securities
Our investments in securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. See “Note 5, Investments in Securities” for information on our investments in securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of March 31, 2018 and December 31, 2017.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheet are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of March 31, 2018 compared with December 31, 2017 primarily driven by:

•	an increase in mortgage loans due to acquisitions, partially offset by liquidations and sales; and

•	a decrease in our allowance for loan losses upon redesignation of single-family loans from HFI to HFS.
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
The decrease in debt of Fannie Mae from December 31, 2017 to March 31, 2018 was primarily driven by lower funding needs. The increase in debt of consolidated trusts from December 31, 2017 to March 31, 2018 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity (Deficit)
The shift from a net deficit of $3.7 billion as of December 31, 2017 to net equity of $3.9 billion as of March 31, 2018 was driven by:

•
our receipt of $3.7 billion from Treasury during the first quarter of 2018 pursuant to the senior preferred stock purchase agreement, which eliminated our net worth deficit as of December 31, 2017; and

•	our comprehensive income of $3.9 billion for the first quarter of 2018.

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
The chart below separates the instruments within our retained mortgage portfolio, measured by unpaid principal balance, into three categories based on each instrument’s use:

•	Lender liquidity, which includes balances related to our whole loan conduit activity, supports our efforts to provide liquidity to the single-family and multifamily mortgage markets.

•	Loss mitigation supports our loss mitigation efforts through the purchase of delinquent loans from MBS trusts.

Fannie Mae First Quarter 2018 Form 10-Q	14

MD&A | Retained Mortgage Portfolio

•
Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of reverse mortgage loans and Fannie Mae-wrapped reverse mortgage securities as of March 31, 2018. We expect the amount of assets in “Other” will decline over time as they liquidate, mature or are sold.

Retained Mortgage Portfolio (Dollars in billions)

Lender liquidity	Loss mitigation	Other

Fannie Mae First Quarter 2018 Form 10-Q	15

MD&A | Retained Mortgage Portfolio

The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Single-family:
Mortgage loans(1)	$138,567	$146,316
Reverse mortgages	25,300	26,458
Mortgage-related securities:
Agency securities(2)	40,177	31,719
Fannie Mae-wrapped reverse mortgage securities	6,570	6,689
Ginnie Mae reverse mortgage securities	1,180	527
Other Fannie Mae-wrapped securities(3)	691	3,414
Private-label and other securities(3)	4,743	2,588
Total single-family mortgage-related securities(4)	53,361	44,937
Total single-family mortgage loans and mortgage-related securities	217,228	217,711
Multifamily:
Mortgage loans(5)	4,246	4,591
Mortgage-related securities:
Agency securities(2)	6,330	7,860
Commercial mortgage-backed securities (“CMBS”)	13	24
Mortgage revenue bonds	470	597
Total multifamily mortgage-related securities(6)	6,813	8,481
Total multifamily mortgage loans and mortgage-related securities	11,059	13,072
Total retained mortgage portfolio	$228,287	$230,783
__________

(1)
Includes single-family loans classified as a TDR that were on accrual status of $82.7 billion and $86.3 billion as of March 31, 2018 and December 31, 2017, respectively, and single-family loans on nonaccrual status of $33.0 billion and $33.1 billion as of March 31, 2018 and December 31, 2017, respectively.

(2)
Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped reverse mortgage securities, Ginnie Mae reverse mortgage securities and other Fannie Mae-wrapped securities.

(3)
The increase in private-label and other securities and the corresponding decrease in other Fannie Mae-wrapped securities from December 31, 2017 to March 31, 2018 was due to the dissolution of a Fannie Mae-wrapped private-label securities trust during the period.

(4)	The fair value of these single-family mortgage-related securities was $54.5 billion and $46.7 billion as of March 31, 2018 and December 31, 2017, respectively.

(5)
Includes multifamily loans classified as a TDR that were on accrual status of $84 million as of March 31, 2018 and December 31, 2017, and multifamily loans on nonaccrual status of $182 million and $122 million as of March 31, 2018 and December 31, 2017, respectively.

(6)	The fair value of these multifamily mortgage-related securities was $7.1 billion and $9.0 billion as of March 31, 2018 and December 31, 2017, respectively.
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury, as described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2017 Form 10-K. Our retained mortgage portfolio is below the final $250 billion cap under the senior preferred stock purchase agreement that becomes effective on December 31, 2018. We expect the size of our retained mortgage portfolio will continue to decrease in 2018.

Fannie Mae First Quarter 2018 Form 10-Q	16

MD&A | Retained Mortgage Portfolio

In support of our loss mitigation strategy, we purchased $5.2 billion of loans from our single-family MBS trusts in the first quarter of 2018, the substantial majority of which were delinquent. See “MD&A—Retained Mortgage Portfolio—Purchases of Loans from Our MBS Trusts” in our 2017 Form 10-K for more information relating to our purchases of loans from MBS trusts.

Total Book of Business
The table below displays the composition of our total book of business based on unpaid principal balance. Our single-family book of business accounted for 91% of our total book of business as of March 31, 2018 and December 31, 2017. While our total book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Composition of Total Book of Business
	As of
	March 31, 2018			December 31, 2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Guaranty book of business(1)	$2,944,620	$284,517	$3,229,137	$2,931,356	$280,502	$3,211,858
Non-Fannie Mae mortgage securities(2)	7,350	483	7,833	4,005	621	4,626
Total book of business	$2,951,970	$285,000	$3,236,970	$2,935,361	$281,123	$3,216,484
Guaranty Book of Business Detail:
Conventional guaranty book of business(3)	$2,905,650	$283,272	$3,188,922	$2,890,908	$279,235	$3,170,143
Government guaranty book of business(4)	$38,970	$1,245	$40,215	$40,448	$1,267	$41,715
__________

(1)
Includes other single-family Fannie Mae guarantees of $1.8 billion as of March 31, 2018 and December 31, 2017, and other multifamily Fannie Mae guarantees of $12.2 billion and $12.4 billion as of March 31, 2018 and December 31, 2017, respectively. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

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
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In February 2018, we paid $239 million to the funds based on our new business purchases in 2017. Our new business purchases were $123.9 billion for the first three months of 2018. Accordingly, we recognized an expense of $52 million related to this obligation for the first three months of 2018. We expect to pay this amount, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2018, to the funds on or before March 1, 2019. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Affordable Housing Allocations” in our 2017 Form 10-K for more information regarding this obligation.

Fannie Mae First Quarter 2018 Form 10-Q	17

MD&A | Business Segments

Business Segments
We have two reportable business segments: Single-Family and Multifamily. This section describes each segment’s business and credit metrics, and financial results.
Single-Family Business
Single-Family Mortgage Market
Housing sales slightly declined in the first quarter of 2018 compared with the fourth quarter of 2017. Total existing home sales averaged 5.5 million units annualized in the first quarter of 2018, compared with 5.6 million units in the fourth quarter of 2017, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales increased during the first quarter of 2018, averaging an annualized rate of 668,000 units, compared with 657,000 units in the fourth quarter of 2017.
The 30-year fixed mortgage rate averaged 4.44% during the first quarter of 2018, compared with 3.99% during the fourth quarter of 2017, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2018 will decrease from 2017 levels by approximately 8%, from an estimated $1.84 trillion in 2017 to $1.69 trillion in 2018, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $708 billion in 2017 to $498 billion in 2018.
Single-Family Market Share
The chart below displays our market share of single-family mortgage-related securities issuances in the first quarter of 2018 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.

•
We estimate our market share of single-family mortgage-related securities issuances was 42% in the first quarter of 2018, compared with 37% in the fourth quarter of 2017 and 39% in the first quarter of 2017.

Fannie Mae First Quarter 2018 Form 10-Q	18

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

Although single-family Fannie Mae MBS issuances decreased in the first quarter of 2018 primarily as a result of lower refinancing activity during the quarter, single-family Fannie Mae MBS outstanding increased as of March 31, 2018, as liquidations slowed in the first quarter of 2018 driven by a decline in prepayments due to the rising interest rate environment.
Average Charged Guaranty Fee on Single-Family Guaranty Book of Business and
Average Charged Guaranty Fee on New Single-Family Acquisitions(1)

Fannie Mae First Quarter 2018 Form 10-Q	19

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

Our average charged guaranty fee on newly acquired single-family loans, net of TCCA, decreased from 48.7 bps in the first quarter of 2017 to 47.1 bps in the first quarter of 2018 primarily driven by increased competition.
Single-Family Business Financial Results

Single-Family Business Financial Results
	For the Three Months Ended March 31,
	2018	2017	Variance
	(Dollars in millions)
Net interest income(1)	$4,561	$4,756	$(195)
Fee and other income	158	76	82
Net revenues	4,719	4,832	(113)
Investment gains (losses), net	242	(50)	292
Fair value gains (losses), net	1,034	(12)	1,046
Administrative expenses	(643)	(601)	(42)
Credit-related income(2)	34	184	(150)
TCCA fees(1)	(557)	(503)	(54)
Other expenses, net(3)	(132)	(256)	124
Income before federal income taxes	4,697	3,594	1,103
Provision for federal income taxes	(1,016)	(1,252)	236
Net income	$3,681	$2,342	$1,339
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
Net interest income
Single-family net interest income decreased in the first quarter of 2018 compared with the first quarter of 2017, primarily due to a decline in net amortization income, partially offset by an increase in single-family base guaranty fee income. The drivers of net interest income for the single-family segment for the first quarter of 2018 are consistent with the drivers of net interest income discussed in our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Net Interest Income” for more information on the drivers of our net interest income.
Investment gains (losses), net
We recognized investment gains in the first quarter of 2018 compared with investment losses in the first quarter of 2017. Investment gains in the first quarter of 2018 were primarily driven by gains on sales of AFS securities, as sales of AFS securities were higher during the first quarter of 2018 as compared with the first quarter of 2017.
Fair value gains (losses), net
We recognized fair value gains in the first quarter of 2018, a shift from fair value losses recognized in the first quarter of 2017. The fair value gains and losses that are reported for the single-family segment are consistent with the fair value gains and losses reported in our condensed consolidated statements of operations and

Fannie Mae First Quarter 2018 Form 10-Q	20

MD&A | Business Segments

comprehensive income. We discuss our fair value gains and losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Credit-related income
We recognized lower single-family credit-related income in the first quarter of 2018 compared with the first quarter of 2017. The credit-related income that is reported for the single-family segment is consistent with the credit-related income reported in our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Credit-Related Income” for a discussion of the drivers of our credit-related income.
Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2017 Form 10-K in “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management.”
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
For information on our underwriting and servicing standards, quality control process, repurchase requests, and representation and warranty framework, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2017 Form 10-K. The discussion below updates some of that information.
Recent Changes
In July 2017, we implemented DU® Version 10.1, which included a change that enabled loans with debt-to-income ratios above 45% (up to 50%) to rely on DU’s comprehensive risk assessment, and removed specific policy rules that had previously set maximum loan-to-value (“LTV”) ratio and minimum reserves requirements for those loans. Due in part to our implementation of this change, the percentage of our non-Refi Plus single-family acquisitions associated with borrower debt-to-income ratios above 45% increased to 23% in the first quarter of 2018, compared with 7% in the first quarter of 2017. After assessing the loan profile of loans delivered to us since the DU Version 10.1 changes went into effect, we revised DU’s risk assessment to limit risk layering. Risk layering refers to the acquisition of loans with multiple higher-risk characteristics (such as high LTV ratio, credit profile with a history of delinquencies, debt-to-income ratio above 45% and no or low levels of reserves). We implemented these changes in March 2018 through DU Version 10.2. With DU Version 10.2, we expect fewer DU Approve recommendations on loans that have multiple higher-risk characteristics; however, we expect to continue to acquire a higher proportion of loans with debt-to-income ratios above 45% than we have in previous years.
Single-Family Portfolio Diversification and Monitoring
For information on key loan attributes, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2017 Form 10-K. The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Fannie Mae First Quarter 2018 Form 10-Q	21

MD&A | Business Segments

Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended March 31,
	2018	2017	March 31, 2018	December 31, 2017
Original LTV ratio:(5)
<= 60%	18%	22%	20%	20%
60.01% to 70%	13	14	14	14
70.01% to 80%	38	38	38	38
80.01% to 90%	12	11	11	11
90.01% to 95%	13	11	10	10
95.01% to 100%	6	4	4	4
Greater than 100%	*	*	3	3
Total	100%	100%	100%	100%
Weighted average	75%	73%	75%	75%
Average loan amount	$232,284	$221,405	$167,594	$166,643
Estimated mark-to-market LTV ratio:(6)
<= 60%			52%	52%
60.01% to 70%			18	18
70.01% to 80%			17	17
80.01% to 90%			8	8
90.01% to 100%			4	4
Greater than 100%			1	1
Total			100%	100%
Weighted average			58%	58%
Product type:
Fixed-rate:(7)
Long-term	88%	81%	80%	80%
Intermediate-term	10	17	15	15
Interest-only	—	—	*	*
Total fixed-rate	98	98	95	95
Adjustable-rate:
Interest-only	—	—	1	1
Other ARMs	2	2	4	4
Total adjustable-rate	2	2	5	5
Total	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%
2-4 units	3	3	3	3
Total	100%	100%	100%	100%

Fannie Mae First Quarter 2018 Form 10-Q	22

MD&A | Business Segments

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended March 31,
	2018	2017	March 31, 2018	December 31, 2017
Property type:
Single-family homes	91%	90%	91%	91%
Condo/Co-op	9	10	9	9
Total	100%	100%	100%	100%
Occupancy type:
Primary residence	89%	88%	89%	89%
Second/vacation home	4	4	4	4
Investor	7	8	7	7
Total	100%	100%	100%	100%
FICO credit score at origination:
< 620	* %	* %	2%	2%
620 to < 660	6	5	5	5
660 to < 700	14	13	12	12
700 to < 740	23	22	20	20
>= 740	57	60	61	61
Total	100%	100%	100%	100%
Weighted average	743	746	745	745
Loan purpose:
Purchase	53%	44%	39%	39%
Cash-out refinance	26	24	20	20
Other refinance	21	32	41	41
Total	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	13%	13%	15%	15%
Northeast	14	15	18	18
Southeast	22	22	22	22
Southwest	20	20	17	17
West	31	30	28	28
Total	100%	100%	100%	100%
Origination year:
2012 and prior			34%	36%
2013			12	12
2014			7	7
2015			11	12
2016			18	18
2017			16	15
2018			2	—
Total			100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

Fannie Mae First Quarter 2018 Form 10-Q	23

MD&A | Business Segments

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 7% of our single-family conventional guaranty book of business as of March 31, 2018 and December 31, 2017. See “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring—Jumbo-Conforming and High-Balance Loans” in our 2017 Form 10-K for information on these loans.

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

As shown in the table above, a greater proportion of our single-family loan acquisitions in the first quarter of 2018 had LTV ratios over 90% (from 15% in the first quarter of 2017 to 19% in the first quarter of 2018), and there was a decline in the weighted average FICO credit score of our single-family acquisitions in the first quarter of 2018 (from 746 in the first quarter of 2017 to 743 in the first quarter of 2018). We believe several factors drove these changes, including a decline in refinance volume and the changes to our eligibility standards implemented in DU Version 10.1 described above.
See “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2017 Form 10-K for more information on the credit characteristics of loans in our guaranty book of business, including Home Affordable Refinance Program® (“HARP®”) and Refi PlusTM loans, jumbo-conforming and high-balance loans, reverse mortgages and mortgage products with rate resets.

Fannie Mae First Quarter 2018 Form 10-Q	24

MD&A | Business Segments

Transfer of Mortgage Credit Risk
Single-Family Credit Enhancements
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. We also enter into various other types of transactions in which we transfer mortgage credit risk to third parties. The table below displays information on the outstanding unpaid principal balance of our single-family loans, as well as the percentage of our total single-family conventional guaranty book of business measured by unpaid principal balance, that were covered by one or more forms of credit enhancement as of the dates specified. For a description of the types of credit enhancements specified in the table, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk” in our 2017 Form 10-K. For a discussion of our exposure to and management of the institutional counterparty credit risk associated with the providers of these credit enhancements see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2017 Form 10-K and “Note 11, Concentrations of Credit Risk” in this report.

Single-Family Loans with Credit Enhancement
	As of
	March 31, 2018		December 31, 2017
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$583	20%	$566	20%
Connecticut Avenue SecuritiesTM (“CAS”)	731	25	681	24
Credit Insurance Risk TransferTM (“CIRTTM”)	193	7	181	6
Lender risk sharing	78	3	65	2
Less: Loans covered by multiple credit enhancements	(362)	(12)	(335)	(12)
Total unpaid principal balance of single-family loans with credit enhancement	$1,223	43%	$1,158	40%
Credit Risk Transfer Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our primary method of achieving this objective has been through our CAS and CIRT transactions. In most of our credit risk transfer transactions, we transfer a small portion of the expected credit losses, and a significant portion of the losses we expect would be incurred in a stressed credit environment, such as a severe or prolonged economic downturn.

Fannie Mae First Quarter 2018 Form 10-Q	25

MD&A | Business Segments

The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to March 31, 2018
(Dollars in billions)
Senior	Fannie Mae(1)				Initial Reference Pool(4)
	$1,280

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)
	$2	$6	$28	$1	$1,327

First Loss	Fannie Mae(1)		CAS(2)(5)	Lender Risk-Sharing(2)
	$7		$2	$1

Outstanding as of March 31, 2018
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(4)(6)
	$956

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)
	$1	$6	$21	$1	$995

First Loss	Fannie Mae(1)		CAS(2)(5)	Lender Risk-Sharing(2)
	$7		$2	$1
__________

(1)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(2)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(3)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $4 billion outstanding as of March 31, 2018.

(4)	For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.

(5)	For CAS transactions, “First Loss” represents all B tranche balances.

(6)
For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans, which was $1,002 billion as of March 31, 2018.

During 2018, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $100 billion at the time of the transactions.

•	For the quarter ended March 31, 2018, we paid approximately $200 million in interest expense, net of LIBOR, on our outstanding CAS and approximately $60 million in CIRT premiums.

Fannie Mae First Quarter 2018 Form 10-Q	26

MD&A | Business Segments

•	Comparatively, we paid approximately $170 million in interest expense, net of LIBOR, on our outstanding CAS and approximately $38 million in CIRT premiums for the quarter ended March 31, 2017.
These expenses increased from the first quarter of 2017 to the first quarter of 2018 as we continue to transfer credit risk on a larger portion of our single-family book of business.
As a part of our continued effort to innovate and improve our credit risk transfer programs, in April 2018 we announced changes to our Single Family MBS program to facilitate proposed future enhancements to our benchmark Connecticut Avenue SecuritiesTM structure. These proposed future enhancements to the CAS program will enable the company to structure future CAS offerings as notes issued by trusts that qualify as Real Estate Mortgage Investment Conduits (“REMICs”). This proposed REMIC structure differs from the current CAS notes that are issued as Fannie Mae corporate debt. The proposed enhancements to our CAS program are designed to promote the continued growth of the market by expanding the potential investor base for these securities, making the program more attractive to real estate investment trust investors, as well as certain other investors, and limiting investor exposure to Fannie Mae counterparty risk, without disrupting the To-Be-Announced (“TBA”) MBS market. We may issue CAS under the new REMIC structure later this year, subject to FHFA approval, market conditions and other factors.
Under the current CAS structure, there can be a significant lag between the time when we recognize a provision for credit losses and when we recognize the related recovery from the CAS transaction. While a credit expense on a loan in a reference pool for a CAS transaction is recorded when it is probable that we have incurred a loss, for our CAS issued beginning in 2016, a recovery is recorded only when an actual loss event occurs, which is typically several months after the collateral has been liquidated. The proposed new CAS structure will eliminate this timing mismatch, allowing us to recognize the credit loss protection benefit at the same time the credit loss is recognized in our condensed consolidated financial statements.
Single-Family Problem Loan Management
Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. See “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Problem Loan Management” in our 2017 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (‘REO”) management and other single-family credit-related disclosures. The discussion below updates some of that information.

Fannie Mae First Quarter 2018 Form 10-Q	27

MD&A | Business Segments

Delinquency
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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2018	December 31, 2017	March 31, 2017
Delinquency status:
30 to 59 days delinquent	1.20%	1.63%	1.19%
60 to 89 days delinquent	0.37	0.50	0.33
Seriously delinquent (“SDQ”)	1.16	1.24	1.12
Percentage of SDQ loans that have been delinquent for more than 180 days	47%	43%	62%
Percentage of SDQ loans that have been delinquent for more than two years	13	13	21

	For the Three Months Ended March 31,
	2018	2017
Single-family SDQ loans (number of loans):
Beginning balance	212,183	206,549
Additions	66,804	61,008
Removals:
Modifications and other loan workouts	(21,855)	(18,851)
Liquidations and sales	(16,942)	(19,531)
Cured or less than 90 days delinquent	(41,133)	(35,980)
Total removals	(79,930)	(74,362)
Ending balance	199,057	193,195
Our single-family serious delinquency rate was 1.16% as of March 31, 2018, compared with 1.24% as of December 31, 2017 and 1.12% as of March 31, 2017. Our serious delinquency rate increased in the latter part of 2017 due to the impact of the hurricanes in the third quarter of 2017, as many homeowners in the areas affected by the hurricanes became delinquent on their loans, including those that were granted temporary forbearance. Our serious delinquency rate declined in the first quarter of 2018 primarily because many delinquent borrowers resolved their loan delinquencies during the quarter by entering into a loan modification or resuming payments and becoming current on their loans, including loans in the areas affected by the hurricanes.
We expect our single-family serious delinquency rate to remain higher compared with pre-hurricane levels during the next several months. We expect many delinquent borrowers in the areas affected by the hurricanes will continue to resolve their loan delinquencies, either through resuming their mortgage payments and becoming current on their loans or by obtaining a loan modification. We have already seen significant trial modification activity from the areas affected by the hurricanes in the first quarter of 2018, and expect elevated trial modification activity to continue at least through the second quarter of 2018. Over the long term, we expect the impact of the hurricanes on our serious delinquency rate to subside and for this rate to resume its previous downward trend; however, because our single-family serious delinquency rate has already declined significantly over the past several years, we expect more modest declines and may experience period to period fluctuations in this rate.
Certain higher-risk loan categories, such as Alt-A loans, loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages, continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 6% of our

Fannie Mae First Quarter 2018 Form 10-Q	28

MD&A | Business Segments

single-family book of business as of March 31, 2018, but constituted 41% of our seriously delinquent single-family loans as of March 31, 2018 and drove 60% of our single-family credit losses in the first quarter of 2018. In addition, loans in certain judicial foreclosure states such as Florida, New Jersey and New York with historically long foreclosure timelines have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
The table below displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive. Percentage of book outstanding calculations are based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family guaranty book of business for which we have detailed loan level information.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2018			December 31, 2017			March 31, 2017
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	5%	0.39%	19%	5%	0.42%	19%	6%	0.47%
Florida	6	19	3.56	6	19	3.71	6	10	1.73
New Jersey	4	5	1.91	4	5	2.15	4	8	2.85
New York	5	7	1.87	5	7	2.02	5	10	2.48
All other states	66	64	1.02	66	64	1.09	66	66	1.04
Product type:
Alt-A(2)	2	12	4.76	2	12	4.95	3	15	4.87
Vintages:
2004 and prior	3	22	3.24	4	23	3.28	4	25	2.76
2005-2008	6	41	6.22	6	42	6.55	8	50	6.15
2009-2018	91	37	0.51	90	35	0.53	88	25	0.34
Estimated mark-to-market LTV ratio:
<= 60%	52	42	0.81	52	41	0.84	49	34	0.67
60.01% to 70%	18	18	1.28	18	18	1.34	19	15	1.07
70.01% to 80%	17	16	1.38	17	16	1.48	17	15	1.22
80.01% to 90%	8	11	1.94	8	11	2.09	9	13	1.94
90.01% to 100%	4	6	2.26	4	6	2.62	4	9	2.71
Greater than 100%	1	7	11.21	1	8	11.70	2	14	10.07
Credit enhanced:(3)
Primary MI & other(4)	20	24	1.67	20	26	1.95	18	27	1.95
Credit risk transfer(5)	35	9	0.39	32	8	0.42	25	2	0.16
Non-credit enhanced	57	71	1.24	60	69	1.27	65	71	1.12
__________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)	For a description of our Alt-A loan classification criteria, see “Glossary of Terms Used in This Report” in our 2017 Form 10-K.

(3)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2018 was 43%.

Fannie Mae First Quarter 2018 Form 10-Q	29

MD&A | Business Segments

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

(5)
Refers to loans included in reference pools for credit risk transfer transactions, including loans in these transactions that are also covered by primary mortgage insurance. For CAS and some lender risk-sharing transactions, this represents outstanding unpaid principal balance of the underlying loans on the single-family mortgage credit book, not the outstanding reference pool, as of the specified date. Loans included in our credit risk transfer transactions have all been acquired since 2012 and newer vintages typically have significantly lower delinquency rates than more seasoned loans.

Loan Workout Metrics
Our loan workouts reflect our home retention solutions, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure.
The chart below displays our completed single-family loan workouts, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, or repayment or forbearance plans that have been initiated but not completed. As of March 31, 2018, there were approximately 44,700 loans in a trial modification period.
__________

(1)
Consists of modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Consists of short sales and deeds-in-lieu of foreclosure.
The increase in home retention solutions in the first quarter of 2018 compared with the first quarter of 2017 was primarily driven by forbearances granted to borrowers in the areas affected by the hurricanes during the first quarter of 2018.

Fannie Mae First Quarter 2018 Form 10-Q	30

MD&A | Business Segments

REO Management
If a loan defaults, we acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our foreclosure activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Three Months
	Ended March 31,
	2018	2017
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	26,311	38,093
Acquisitions by geographic area:(2)
Midwest	1,748	2,602
Northeast	1,758	2,713
Southeast	2,204	3,424
Southwest	1,001	1,588
West	515	859
Total REO acquisitions(1)	7,226	11,186
Dispositions of REO	(9,474)	(14,728)
End of period inventory of single-family REO properties(1)	24,063	34,551
Carrying value of single-family REO properties (dollars in millions)	$2,917	$3,951
Single-family foreclosure rate(3)	0.17%	0.26%
REO net sales prices to unpaid principal balance(4)	76%	74%
Short sales net sales prices to unpaid principal balance(5)	76%	74%
__________

(1)
Includes acquisitions through foreclosure and deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 8 to the Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business table for states included in each geographic region.

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

Single-family foreclosed properties declined in the first quarter of 2018 compared with the first quarter of 2017 primarily due to declining REO acquisitions from serious delinquencies aged greater than 180 days over the course of the past year.
Other Single-Family Credit Information
Credit Loss Performance and Concentration Metrics
The amount of credit losses we realize in a given period are driven by foreclosures, pre-foreclosure sales, REO activity and mortgage loan redesignations in a given period. The table below displays the components of our single-family credit loss performance metrics, as well as our single-family initial charge-off severity rate. Our credit loss performance metrics are not defined terms within generally accepted accounting principles in the United States of America (“GAAP”) and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and

Fannie Mae First Quarter 2018 Form 10-Q	31

MD&A | Business Segments

other companies within the financial services industry. In prior years, because management did not view changes in the fair value of our mortgage loans as credit losses, we adjusted our credit loss performance metrics to exclude the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. This impact on our credit loss metrics is no longer significant, hence we no longer adjust our credit loss performance metrics in this manner. The credit loss metrics presented below for all periods reflect this revised presentation. In addition, the prior period credit loss ratios have been adjusted to reflect the change in presentation relating to our guaranty book of business described in “MD&A—Total Book of Business” in our 2017 Form 10-K.

Single-Family Credit Loss Performance Metrics
	For the Three Months Ended March 31,
	2018			2017
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$(392)	5.3	bps	$(944)	13.0	bps
Foreclosed property expense	(162)	2.2		(216)	3.0
Credit losses and credit loss ratio	$(554)	7.5	bps	$(1,160)	16.0	bps
Single-family initial charge-off severity rate(2)		13.48%			16.97%
___________

(1)	Basis points are based on the amount for each line item presented divided by the average single-family guaranty book of business during the period.

(2)
The rate excludes any costs, gains or losses associated with REO after initial acquisition through final disposition. The rate includes charge-offs pursuant to the provisions of the Advisory Bulletin and charge-offs of property tax and insurance receivables.

Our single-family credit losses and credit loss ratio decreased in the first quarter of 2018 compared with the first quarter of 2017 primarily due to lower charge-offs and reduced foreclosures.
Our single-family initial charge-off severity rate declined in the first quarter of 2018 primarily driven by higher home prices.
Single-Family Combined Loss Reserves
Our combined single-family loss reserves provide for an estimate of credit losses incurred in our single-family guaranty book of business, including concessions we granted borrowers upon modification of their loans. Our combined loss reserves have declined substantially from their peak and are expected to decline further in 2018; however, we expect a smaller decline in our loss reserves in the future as compared to the trend in recent years.

Fannie Mae First Quarter 2018 Form 10-Q	32

MD&A | Business Segments

The table below summarizes the changes in our single-family combined loss reserves, which consists of the allowance for loan losses and the reserve for guaranty losses for single-family loans.

Single-Family Combined Loss Reserves
	For the Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$(19,155)	$(23,639)
Benefit for credit losses	196	400
Charge-offs	476	1,061
Recoveries	(84)	(117)
Other(1)	(1)	(31)
Ending balance	$(18,568)	$(22,326)

	As of
	March 31, 2018	December 31, 2017
Combined loss reserves as a percentage of single-family:
Guaranty book of business	0.63%	0.65%
Recorded investment in nonaccrual loans	43.59	40.80
__________

(1)	Amounts represent changes in other loss reserves which are reflected in single-family benefit for credit losses, charge-offs and recoveries.
Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the single-family loans classified as a TDR that are on accrual status and loans on nonaccrual status. The table includes our recorded investment in HFI and HFS single-family mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Single-Family Troubled Debt Restructurings on Accrual Status and Nonaccrual Loans
	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
TDRs on accrual status	$110,158	$110,043
Nonaccrual loans	42,600	46,945
Total TDRs on accrual status and nonaccrual loans	$152,758	$156,988
Accruing on-balance sheet loans past due 90 days or more(1)	$267	$353

	For the Three Months
	Ended March 31,
	2018	2017
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$721	$964
Interest income recognized(3)	1,394	1,458
__________

(1)
Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. The majority of these amounts consists of loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default.

Fannie Mae First Quarter 2018 Form 10-Q	33

MD&A | Business Segments

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

The post-modification unpaid principal balance of single-family HFI and HFS loans classified as TDRs as of March 31, 2018 was $149.1 billion, compared with $146.4 billion as of December 31, 2017. This increase in loans classified as TDRs was primarily attributable to single-family loan modifications and other forms of loss mitigation in the areas affected by the hurricanes that resulted in a restructuring of the terms of these loans.
Multifamily Business
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities.
Multifamily Mortgage Market
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained relatively stable during the first quarter of 2018 despite an increase in new apartment supply. Although the national estimated vacancy level increased during the first quarter of 2018, it remained near historic lows, benefiting from steady rental demand.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.8% as of March 31, 2018, compared to 5.5% as of December 31, 2017.

•	Rents. Rents continued to increase during the first quarter of 2018. National asking rents increased by an estimated 0.5%, compared with 0.3% during the fourth quarter of 2017.
Continued demand for multifamily rental units during the first quarter of 2018 was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 28,000 units, according to preliminary data from Reis, Inc., compared with approximately 33,000 units during the fourth quarter of 2017.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas. It is estimated that approximately 446,000 new multifamily units will be completed in 2018. The bulk of this new supply is concentrated in a limited number of metropolitan areas.
Multifamily Business Metrics
Multifamily new business volume decreased in the first quarter of 2018 compared with the first quarter of 2017 driven by reduced activity in the multifamily market. FHFA’s 2018 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $35 billion, excluding certain targeted affordable and underserved market business segments. Approximately 38% of our multifamily new business volume of $11.3 billion for the first quarter of 2018 counted toward FHFA’s 2018 multifamily volume cap.

Fannie Mae First Quarter 2018 Form 10-Q	34

MD&A | Business Segments

__________

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided during the period.
We support affordability in the multifamily rental market. Over 90% of the multifamily units we financed in the first quarter of 2018 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
The chart below displays our multifamily MBS outstanding as of March 31, 2018 compared with December 31, 2017.
Multifamily Fannie Mae MBS Outstanding
(Dollars in billions)

Fannie Mae First Quarter 2018 Form 10-Q	35

MD&A | Business Segments

Multifamily Business Financial Results

Multifamily Business Financial Results
	For the Three Months Ended March 31,
	2018	2017	Variance
	(Dollars in millions)
Net interest income	$671	$590	$81
Fee and other income	162	173	(11)
Net revenues	833	763	70
Fair value gains (losses), net	11	(28)	39
Administrative expenses	(107)	(83)	(24)
Credit-related income (expense)(1)	21	(5)	26
Other expenses, net(2)	(63)	(85)	22
Income before federal income taxes	695	562	133
Provision for federal income taxes	(115)	(131)	16
Net income	$580	$431	$149
__________

(1)	Consists of the benefit (provision) for credit losses and foreclosed property income.

(2)	Consists of investment gains, gains on partnership investments and other income (expenses).
Net interest income
Multifamily net interest income increased in the first quarter of 2018 compared with the first quarter of 2017 primarily due to an increase in guaranty fee income. Our multifamily guaranty book of business grew and loans with higher guaranty fees became a larger part of our book, while loans with lower guaranty fees continued to liquidate.
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

Fannie Mae First Quarter 2018 Form 10-Q	36

MD&A | Business Segments

Fair value gains (losses), net
Fair value gains in the first quarter of 2018 were primarily driven by gains on commitments to sell multifamily mortgage-related securities as a result of decreases in prices as interest rates increased during the commitment periods.
Fair value losses in the first quarter of 2017 were primarily driven by losses on our multifamily commitments to sell mortgage-related securities as a result of increases in prices as interest rates decreased during the commitment periods.
Credit-related income (expense)
Credit-related income in the first quarter of 2018 was primarily driven by a decrease in the allowance for loan losses as a result of updated estimates of hurricane-related losses.
Multifamily Mortgage Credit Risk Management
This section updates our discussion of multifamily mortgage credit risk management in our 2017 Form 10-K in “MD&A—Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Multifamily Underwriting Standards and Portfolio Monitoring
Lender risk-sharing is a cornerstone of our Multifamily business. We primarily transfer risk through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. DUS lenders receive credit risk-related revenues for their respective portion of credit risk retained, and, in turn, are required to fulfill any loss sharing obligation. This aligns the interests of the lender and Fannie Mae from day one and throughout the life of the loan.
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. In the first quarter of 2018, nearly 100% of our new multifamily business volume had lender risk-sharing. As of March 31, 2018, 97% of the unpaid principal balance of loans in our $284.5 billion multifamily guaranty book of business had lender risk-sharing, compared with 96% as of December 31, 2017.
Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. The table below displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.

Multifamily Guaranty Book of Business Key Risk Characteristics
	As of
	March 31, 2018	December 31, 2017	March 31, 2017
Weighted average original LTV ratio	67%	67%	67%
Original LTV ratio greater than 80%	1	2	2
Original DSCR less than or equal to 1.10	13	14	14
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of March 31, 2018 and December 31, 2017.
Multifamily Problem Loan Management and Foreclosure Prevention
The multifamily serious delinquency rate was 0.13% as of March 31, 2018, compared with 0.11% as of December 31, 2017 and 0.05% as of March 31, 2017. The impact of the hurricanes in the third quarter of 2017 resulted in an increase in our multifamily serious delinquency rate as of both December 31, 2017 and March 31, 2018. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.

Fannie Mae First Quarter 2018 Form 10-Q	37

MD&A | Business Segments

REO Management
The number of multifamily foreclosed properties held for sale increased to 13 properties with a carrying value of $81 million as of March 31, 2018, compared with 11 properties with a carrying value of $66 million as of December 31, 2017.
Other Multifamily Credit Information
Multifamily Credit Losses
For the first quarter of 2018, we had $4 million in multifamily credit losses and a multifamily credit loss ratio of 0.6 basis points, compared with no credit losses for the first quarter of 2017.
Multifamily Combined Loss Reserves
The table below summarizes the changes in our multifamily combined loss reserves, which consists of the allowance for loan losses and the reserve for guaranty losses for multifamily loans.

Multifamily Combined Loss Reserves
	For the Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$(245)	$(196)
Benefit (provision) for credit losses	21	(4)
Charge-offs	4	1
Recoveries	—	(2)
Other(1)	—	1
Ending balance	$(220)	$(200)

	As of
	March 31, 2018	December 31, 2017
Combined loss reserves as a percentage of multifamily guaranty book of business	0.08%	0.09%
__________

(1)	Amounts represent changes in other loss reserves which are reflected in multifamily benefit (provision) for credit losses, charge-offs and recoveries.
Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the composition of multifamily loans classified as a TDR that are on accrual status and multifamily loans on nonaccrual status. The table includes our recorded investment in HFI and HFS multifamily mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Multifamily Troubled Debt Restructurings on Accrual Status and Nonaccrual Loans
	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
TDRs on accrual status	$88	$87
Nonaccrual loans	524	424
Total TDRs on accrual status and nonaccrual loans	$612	$511

Fannie Mae First Quarter 2018 Form 10-Q	38

MD&A | Business Segments

	For the Three Months
	Ended March 31,
	2018	2017
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$7	$6
Interest income recognized(2)	—	1
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

Liquidity and Capital Management
Liquidity Management
This section supplements and updates information regarding liquidity risk management in our 2017 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” and “Risk Factors” in our 2017 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and liquidity contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding, and factors that could adversely affect our liquidity.
Debt Funding
Outstanding Debt
Total outstanding debt of Fannie Mae excludes debt of consolidated trusts. Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year.
The chart and table below display information on our outstanding short-term and long-term debt of Fannie Mae based on original contractual maturity. The total amount of our outstanding debt of Fannie Mae decreased as of March 31, 2018 compared with December 31, 2017 primarily due to lower funding needs as our retained mortgage portfolio continued to decrease and our draw of funds from Treasury in the first quarter of 2018.

Fannie Mae First Quarter 2018 Form 10-Q	39

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	December 31, 2017	March 31, 2018
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	1.18%	1.49%
Interest rate on long-term debt, including portion maturing within one year	2.40%	2.46%
Interest rate on callable long-term debt	2.31%	2.46%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	123	136
Weighted-average maturity of debt maturing in more than one year (in months)	57	59
Other Data
Outstanding callable debt	$72.3	$70.4
Connecticut Avenue Securities(2)	$22.5	$24.3

__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis adjustments and fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized cost basis adjustments and fair value adjustments of $697 million and $788 million as of March 31, 2018 and December 31, 2017, respectively.

(2)
See “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2017 Form 10-K for information regarding our Connecticut Avenue Securities.

For more information on our outstanding short-term and long-term debt, see “Note 7, Short-Term and Long-Term Debt.”
Debt Funding Activity
The table below displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption.

Fannie Mae First Quarter 2018 Form 10-Q	40

MD&A | Liquidity and Capital Management

Activity in Debt of Fannie Mae
	For the Three Months
	Ended March 31,
	2018	2017
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$219,288	$151,384
Weighted-average interest rate	1.28%	0.51%
Long-term:(1)
Amount	$5,168	$13,108
Weighted-average interest rate	2.96%	2.27%
Total issued:
Amount	$224,456	$164,492
Weighted-average interest rate	1.32%	0.65%
Paid off during the period:(2)
Short-term:
Amount	$217,678	$148,746
Weighted-average interest rate	1.17%	0.46%
Long-term:(1)
Amount	$17,780	$15,872
Weighted-average interest rate	1.49%	2.22%
Total paid off:
Amount	$235,458	$164,618
Weighted-average interest rate	1.20%	0.63%
__________

(1)	Includes Connecticut Avenue Securities.

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

Fannie Mae First Quarter 2018 Form 10-Q	41

MD&A | Liquidity and Capital Management

Cash Flows
Three Months Ended March 31, 2018. Cash and cash equivalents decreased by $21.9 billion in the three months ended March 31, 2018. The decrease was primarily driven by cash outflows from (1) the net increase in federal funds sold and securities purchased under agreements to resell or similar agreements (2) the purchase of Fannie Mae MBS from third parties and (3) the redemption of funding debt, which outpaced issuances, due to lower funding needs.
Partially offsetting these cash outflows were cash inflows from, among other things, (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Three Months Ended March 31, 2017. Cash and cash equivalents decreased by $236 million in the three months ended March 31, 2017. The decrease was primarily driven by cash outflows from (1) the purchase of Fannie Mae MBS from third parties, (2) the payment of senior preferred stock dividends to Treasury and (3) the acquisition of delinquent loans out of MBS trusts.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Credit Ratings
As of March 31, 2018, our credit ratings have not changed since we filed our 2017 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2017 Form 10-K.
Capital Management
Regulatory Capital
The deficit of our core capital over statutory minimum capital was $140.2 billion as of March 31, 2018 and $144.4 billion as of December 31, 2017. For information on our minimum capital requirements, see “Note 12, Regulatory Capital Requirements” in our 2017 Form 10-K.

Fannie Mae First Quarter 2018 Form 10-Q	42

MD&A | Liquidity and Capital Management

Capital Activity
The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount.

•
Q1 2018. Because we had a net worth deficit of $3.7 billion as of December 31, 2017, no dividend was payable to Treasury on the senior preferred stock for the first quarter of 2018 and we received $3.7 billion from Treasury during the quarter pursuant to the senior preferred stock purchase agreement to eliminate our net worth deficit as of December 31, 2017.

•
Q2 2018. Because we had a positive net worth of $3.9 billion as of March 31, 2018, we expect to pay Treasury a second quarter 2018 dividend of $938 million by June 30, 2018, and we will not be required to draw additional funds from Treasury pursuant to the senior preferred stock purchase agreement for this quarter.

The dividend provisions of the senior preferred stock permit us to retain only up to $3.0 billion as capital reserves, provided our conservator directs us to declare and pay senior preferred stock dividends in full in the future. We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. As of the date of this filing, the amount of remaining funding under the senior preferred stock purchase agreement is $113.9 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us from Treasury under the agreement.
See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2017 Form 10-K for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” in our 2017 Form 10-K for a discussion of the risks associated with the limit on our capital reserves.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements result primarily from the following:

•	our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments over which we do not have control;

•	liquidity support transactions; and

•	partnership interests.
Our off-balance sheet exposure to credit losses is primarily related to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. This exposure was $21.9 billion as of March 31, 2018 and $25.1 billion as of December 31, 2017.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $9.1 billion as of March 31, 2018 and $9.2 billion as of December 31, 2017.

Risk Management
Our business activities expose us to the following three major categories of risk: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest rate risk and liquidity risk) and operational risk (including cybersecurity, third-party and model risk). See “MD&A—Risk Management” and “MD&A—Business Segments” in our 2017 Form 10-K for a discussion of our management of these risks.
In this section we provide an update on our management of market risk, including interest rate risk. We provide an update on our management of mortgage credit risk in this report in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management.”

Fannie Mae First Quarter 2018 Form 10-Q	43

MD&A | Risk Management

Market Risk Management, Including Interest Rate Risk Management
This section supplements and updates information regarding market risk management in our 2017 Form 10-K. See “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Risk Factors” in our 2017 Form 10-K for additional information, including our sources of interest rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest rate risk.
Measurement of Interest Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2018 and 2017.
For information on how we measure our interest rate risk, see our 2017 Form 10-K in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.”

Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of (1)(2)
	March 31, 2018	December 31, 2017
	(Dollars in billions)
Rate level shock:
-100 basis points	$(0.1)	$0.0
-50 basis points	(0.1)	0.0
+50 basis points	0.0	0.0
+100 basis points	(0.1)	(0.1)
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	0.0	0.0

	For the Three Months Ended March 31,(1)(3)
	2018			2017
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In months)	(Dollars in billions)		(In months)	(Dollars in billions)
Average	0.2	$0.0	$(0.1)	(0.1)	$0.0	$0.0
Minimum	(0.2)	0.0	(0.1)	(0.7)	(0.1)	(0.1)
Maximum	0.7	0.0	0.0	0.2	0.0	0.0
Standard deviation	0.2	0.0	0.0	0.2	0.0	0.0
__________

(1)
Computed based on changes in LIBOR interest rates swap curve. Changes in the level of interest rates assume a parallel shift in all maturities of the U.S. LIBOR interest rate swap curve. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of 16.7 basis points for the 1-year rate (and shorter tenors) and a shift of 8.3 basis points for the 30-year rate. Rate shocks for remaining maturity points are interpolated.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of March 31, 2018. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.

Fannie Mae First Quarter 2018 Form 10-Q	44

MD&A | Risk Management

We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of (1)
	March 31, 2018	December 31, 2017
	(Dollars in billions)
Before derivatives	$(0.6)	$(0.5)
After derivatives	0.0	0.0
Effect of derivatives	0.6	0.5
__________

(1)	Measured on the last day of each period presented.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2017 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2017 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified two of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition: fair value measurement and allowance for loan losses. See “MD&A—Critical Accounting Policies and Estimates” in our 2017 Form 10-K for a discussion of these critical accounting policies and estimates.

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

Forward-Looking Statements
This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, but are not limited to, statements relating to our expectations regarding the following matters:

•	our profitability and financial results, and the factors that will affect our profitability and financial results;

•	our business plans and strategies and the impact of such plans and strategies;

•	our dividend payments to Treasury;

Fannie Mae First Quarter 2018 Form 10-Q	45

MD&A | Forward-Looking Statements

•	our payments to HUD and Treasury funds under the GSE Act;

•	the effects of our credit risk transfer transactions;

•	the impact of accounting guidance and accounting changes on our business or financial results, including the impact of impairment accounting guidance;

•	mortgage market and economic conditions (including home price appreciation rates) and the impact of such conditions on our business or financial results;

•	the risks to our business;

•	our loss reserves;

•	our serious delinquency rate and the factors that will affect our serious delinquency rate;

•	our single-family loan acquisitions and the credit risk profile of such acquisitions; and

•	our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following:

•	the uncertainty of our future;

•	future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation;

•	actions by FHFA, Treasury, HUD or other regulators that affect our business;

•	changes in the structure and regulation of the financial services industry;

•	the timing and level of, as well as regional variation in, home price changes;

•	changes in interest rates and credit spreads;

•	changes in unemployment rates and other macroeconomic and housing market conditions;

•	credit availability;

•	disruptions in the housing and credit markets;

•	changes in the fiscal and monetary policies of the Federal Reserve, including implementation of the Federal Reserve’s balance sheet normalization program;

•	our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

•	the volume of mortgage originations;

•	the size, composition and quality of our guaranty book of business and retained mortgage portfolio;

•	our market share;

•	the life of the loans in our guaranty book of business;

•	challenges we face in retaining and hiring qualified executives and other employees;

•	our future serious delinquency rates;

•	the deteriorated credit performance of many loans in our guaranty book of business;

•	the conservatorship and its effect on our business;

•	the investment by Treasury and its effect on our business;

•	adverse effects from activities we undertake to support the mortgage market and help borrowers;

Fannie Mae First Quarter 2018 Form 10-Q	46

MD&A | Forward-Looking Statements

•	actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of the Single Security Initiative;

•	limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	a decrease in our credit ratings;

•	limitations on our ability to access the debt capital markets;

•	significant changes in modification and foreclosure activity;

•	the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

•	changes in borrower behavior;

•	the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies;

•	defaults by one or more institutional counterparties;

•	resolution or settlement agreements we may enter into with our counterparties;

•	our need to rely on third parties to fully achieve some of our corporate objectives;

•	our reliance on mortgage servicers;

•	changes in GAAP, guidance by the Financial Accounting Standards Board and changes to our accounting policies;

•	changes in the fair value of our assets and liabilities;

•	operational control weaknesses;

•	our reliance on models and future updates we make to our models, including the assumptions used by these models;

•	global political risks;

•	natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events;

•	cyber attacks or other information security breaches or threats; and

•	those factors described in “Risk Factors” in this report and in our 2017 Form 10-K.
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in this report and in our 2017 Form 10-K. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2018 Form 10-Q	47

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$10,248	$32,110
Restricted cash (includes $21,420 and $22,132, respectively, related to consolidated trusts)	27,112	28,150
Federal funds sold and securities purchased under agreements to resell or similar arrangements	39,701	19,470
Investments in securities:
Trading, at fair value (includes $1,078 and $747, respectively, pledged as collateral)	40,097	34,679
Available-for-sale, at fair value	3,888	4,843
Total investments in securities	43,985	39,522
Mortgage loans:
Loans held for sale, at lower of cost or fair value	11,366	4,988
Loans held for investment, at amortized cost:
Of Fannie Mae	147,270	162,809
Of consolidated trusts	3,057,884	3,029,812
Total loans held for investment (includes $10,095 and $10,596, respectively, at fair value)	3,205,154	3,192,621
Allowance for loan losses	(18,734)	(19,084)
Total loans held for investment, net of allowance	3,186,420	3,173,537
Total mortgage loans	3,197,786	3,178,525
Deferred tax assets, net	16,517	17,350
Accrued interest receivable, net (includes $7,535 and $7,560, respectively, related to consolidated trusts)	8,076	8,133
Acquired property, net	3,044	3,220
Other assets	17,933	19,049
Total assets	$3,364,402	$3,345,529
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $8,682 and $8,598, respectively, related to consolidated trusts)	$9,773	$9,682
Debt:
Of Fannie Mae (includes $7,860 and $8,186, respectively, at fair value)	265,401	276,752
Of consolidated trusts (includes $28,637 and $30,493, respectively, at fair value)	3,075,071	3,053,302
Other liabilities (includes $389 and $492, respectively, related to consolidated trusts)	10,219	9,479
Total liabilities	3,360,464	3,349,215
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	120,836	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(129,662)	(133,805)
Accumulated other comprehensive income	347	553
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (deficit) (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on our dividend obligation to Treasury)	3,938	(3,686)
Total liabilities and equity (deficit)	$3,364,402	$3,345,529

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	48

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months
	Ended March 31,
	2018	2017
Interest income:
Trading securities	$236	$142
Available-for-sale securities	71	101
Mortgage loans (includes $26,298 and $24,954, respectively, related to consolidated trusts)	28,034	27,047
Other	173	94
Total interest income	28,514	27,384
Interest expense:
Short-term debt	(107)	(44)
Long-term debt (includes $21,715 and $20,308, respectively, related to consolidated trusts)	(23,175)	(21,994)
Total interest expense	(23,282)	(22,038)
Net interest income	5,232	5,346
Benefit for credit losses	217	396
Net interest income after benefit for credit losses	5,449	5,742
Investment gains (losses), net	250	(9)
Fair value gains (losses), net	1,045	(40)
Fee and other income	320	249
Non-interest income	1,615	200
Administrative expenses:
Salaries and employee benefits	(381)	(344)
Professional services	(243)	(229)
Other administrative expenses	(126)	(111)
Total administrative expenses	(750)	(684)
Foreclosed property expense	(162)	(217)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(557)	(503)
Other expenses, net	(203)	(382)
Total expenses	(1,672)	(1,786)
Income before federal income taxes	5,392	4,156
Provision for federal income taxes	(1,131)	(1,383)
Net income	4,261	2,773
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(320)	8
Other	(3)	(2)
Total other comprehensive income (loss)	(323)	6
Total comprehensive income	$3,938	$2,779
Net income	$4,261	$2,773
Dividends distributed or available for distribution to senior preferred stockholder	(938)	(2,779)
Net income (loss) attributable to common stockholders	$3,323	$(6)
Earnings (loss) per share:
Basic	$0.58	$0.00
Diluted	0.56	0.00
Weighted-average common shares outstanding:
Basic	5,762	5,762
Diluted	5,893	5,762

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	49

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(1,409)	$2,619
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	110	579
Proceeds from sales of trading securities held for investment	—	66
Proceeds from maturities and paydowns of available-for-sale securities	266	594
Proceeds from sales of available-for-sale securities	648	151
Purchases of loans held for investment	(40,045)	(41,206)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	4,164	6,718
Proceeds from sales of loans acquired as held for investment of Fannie Mae	80	—
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	96,626	97,415
Advances to lenders	(27,898)	(28,703)
Proceeds from disposition of acquired property and preforeclosure sales	2,360	3,454
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(20,231)	(4,845)
Other, net	(264)	(330)
Net cash provided by investing activities	15,816	33,893
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	288,281	230,272
Payments to redeem debt of Fannie Mae	(299,797)	(230,601)
Proceeds from issuance of debt of consolidated trusts	89,493	78,443
Payments to redeem debt of consolidated trusts	(119,413)	(119,208)
Payments of cash dividends on senior preferred stock to Treasury	—	(5,471)
Proceeds from senior preferred stock purchase agreement with Treasury	3,687	—
Other, net	442	185
Net cash used in financing activities	(37,307)	(46,380)
Net decrease in cash, cash equivalents and restricted cash	(22,900)	(9,868)
Cash, cash equivalents and restricted cash at beginning of period	60,260	62,177
Cash, cash equivalents and restricted cash at end of period	$37,360	$52,309
Cash paid during the period for:
Interest	$27,041	$25,954
Income taxes	—	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	50

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

FANNIE MAE
(In conservatorship)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.  Summary of Significant Accounting Policies
We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). We are a government-sponsored enterprise and we are subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“Treasury”). The U.S. government does not guarantee our securities or other obligations.
We have been under conservatorship, with FHFA acting as conservator, since September 6, 2008. See “Note 1, Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) for additional information on our conservatorship and the impact of U.S. government support of our business.
The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2018, and related notes, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2017 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the three months ended March 31, 2018 may not necessarily be indicative of the results for the year ending December 31, 2018.
Cash, Cash Equivalents and Restricted Cash
On January 1, 2018, we adopted new accounting guidance that requires us to include in total cash and cash equivalents on the statement of cash flows the cash and cash equivalents that have restrictions on withdrawal or use. This guidance was applied retrospectively to the statement of cash flows for the prior period presented. As a result of this adoption, the net change in restricted cash that results from transfers between cash, cash equivalents, and restricted cash will no longer be presented as an investing activity in our condensed consolidated statement of cash flows. Additionally, we adopted new accounting guidance that clarified the classification of certain cash receipts and cash payments. This guidance was applied retrospectively to the statement of cash flows for the prior period presented. The adoption did not have a material impact to our statement of cash flows.
Reclassification to Retained Earnings Resulting from the Enactment of the Tax Act
In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax amounts resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). GAAP requires the effect of changes in tax laws or rates on deferred taxes to be included in continuing operations in the reporting period that includes the enactment date. This applies even in situations in which the initial tax effects were recognized directly in other comprehensive income at a historical corporate income tax rate resulting in stranded tax amounts in accumulated other comprehensive income related to the corporate income tax rate differential. The guidance is effective beginning for fiscal years beginning January 1, 2019 and early adoption is permitted. We have elected to early adopt the guidance by reclassifying such stranded tax amounts, which were $117 million as of January 1, 2018, from accumulated other comprehensive income to retained earnings.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	51

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and allowance for loan losses. Actual results could be different from these estimates.
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. On March 30, 2018, we received $3.7 billion from Treasury to eliminate our net worth deficit as of December 31, 2017. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of March 31, 2018, and the amount of remaining funding available to us under the agreement was $113.9 billion. Because we had a positive net worth of $3.9 billion as of March 31, 2018, we will not be required to draw additional funds from Treasury pursuant to the senior preferred stock purchase agreement for this quarter.
Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. Acting as successor to the rights, titles, powers and privileges of the Board, our conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable since we entered into conservatorship in 2008. Effective January 1, 2018, the dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. Because we had a net worth deficit as of December 31, 2017, no dividend was payable to Treasury on the senior preferred stock for the first quarter of 2018. Because we had a positive net worth of $3.9 billion as of March 31, 2018, we expect to pay Treasury a dividend of $938 million for the second quarter of 2018 by June 30, 2018.
The liquidation preference of the senior preferred stock is subject to adjustment. The aggregate liquidation preference of the senior preferred stock was $123.8 billion as of March 31, 2018.
See “Note 11, Equity (Deficit)” in our 2017 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Regulatory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $140.2 billion as of March 31, 2018 and $144.4 billion as of December 31, 2017. Due to the terms of our senior preferred stock described above, we do not expect to eliminate our deficit of core capital over statutory minimum capital.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2018, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $123.8 billion. FHFA’s control of Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. In 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $7 million and $12 million for the three months ended March 31, 2018 and March 31, 2017, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
During the three months ended March 31, 2018 and 2017, we did not make any payments to the Internal Revenue Service (“IRS”), a bureau of Treasury.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	52

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through certain programs, including a new issue bond (“NIB”) program. As of March 31, 2018, under the NIB program, Fannie Mae and Freddie Mac had $4.8 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.
The fee revenue and expense related to the TCCA are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $557 million and $503 million in TCCA fees during the three months ended March 31, 2018 and 2017, respectively, of which $557 million had not been remitted to Treasury as of March 31, 2018.
We incurred expenses in connection with certain funding obligations under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (the “GSE Act”), a portion of which is attributable to Treasury’s Capital Magnet Fund. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $18 million and $15 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the three months ended March 31, 2018 and 2017, respectively, of which $18 million had not been remitted as of March 31, 2018.
In addition to the transactions with Treasury mentioned above, we purchase and sell Treasury securities in the normal course of business. As of March 31, 2018 and December 31, 2017, we held Treasury securities with a fair value of $33.2 billion and $29.2 billion, respectively, and accrued interest receivable of $87 million and $77 million, respectively. We recognized interest income on these securities held by us of $129 million and $63 million for the three months ended March 31, 2018 and 2017, respectively.
Transactions with Freddie Mac
As of March 31, 2018 and December 31, 2017, we held Freddie Mac mortgage-related securities with a fair value of $579 million and $613 million, respectively, and accrued interest receivable of $2 million. We recognized interest income on these securities held by us of $7 million and $13 million for the three months ended March 31, 2018 and 2017, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated. Freddie Mac may also be an investor in our debt securities.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $29 million and $30 million for the three months ended March 31, 2018 and 2017, respectively.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, we contributed capital to CSS of $41 million and $35 million for the three months ended March 31, 2018 and 2017, respectively. No other transactions outside of normal business activities have occurred between us and CSS during the three months ended March 31, 2018 and 2017.
Income Taxes
The decrease in our provision for federal income taxes for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was the result of the Tax Act, which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. This decline in the federal corporate income tax rate was the primary driver of the reduction in our effective tax rate to 21.0% for the three months ended March 31, 2018, compared with 33.3% for the same period in 2017.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	53

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock). Weighted average common shares includes 4.6 billion shares for the periods ended March 31, 2018 and 2017 that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2018 and 2017.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted average shares outstanding includes 131 million shares of convertible preferred stock for the quarter ended March 31, 2018. For the quarter ended March 31, 2017, convertible preferred stock is not included in the calculation because a net loss attributable to common stockholders was incurred and it would have an anti-dilutive effect.
New Accounting Guidance
In January 2016, the FASB issued guidance, which we adopted on January 1, 2018, that amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The adoption of these amendments did not have a material effect on our condensed consolidated financial statements.
In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. For loans, held-to-maturity debt securities and other financial assets recorded at amortized cost, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowance for loan losses. The guidance is effective on January 1, 2020 with early adoption permitted on January 1, 2019. We will adopt the standard on January 1, 2020. We will recognize the impact of the new guidance through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are continuing to evaluate the impact of this guidance on our condensed consolidated financial statements. We expect the greater impact of the guidance to relate to our accounting for credit losses for loans that are not individually impaired. The adoption of this guidance may decrease, perhaps substantially, our retained earnings and increase our allowance for loan losses.
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

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	54

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

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$1,679	$3,809
Non-Fannie Mae	5,100	1,580
Total trading securities	6,779	5,389
Available-for-sale securities:
Fannie Mae	1,904	2,032
Non-Fannie Mae	1,373	2,062
Total available-for-sale securities	3,277	4,094
Other assets	73	74
Other liabilities	(114)	(467)
Net carrying amount	$10,015	$9,090
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $15 billion as of March 31, 2018 and December 31, 2017. The total assets of our unconsolidated securitization trusts were approximately $70 billion as of March 31, 2018 and December 31, 2017.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $102 million and the related carrying value was $80 million as of March 31, 2018. As of December 31, 2017, the maximum exposure to loss was $105 million and the related carrying value was $82 million. The total assets of these limited partnership investments were $3.2 billion as of March 31, 2018 and December 31, 2017.
The unpaid principal balance of our multifamily loan portfolio was $269.3 billion as of March 31, 2018. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2018 and 2017, the unpaid principal balance of portfolio securitizations was $64.3 billion and $57.3 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2018, the unpaid principal balance of retained interests was $1.6 billion and its related fair value was $2.6 billion. The unpaid principal balance of retained interests was $3.9 billion and its related fair value was $4.7 billion as of December 31, 2017. For the three months ended March 31, 2018 and 2017, the principal and interest received on retained interests was $226 million and $257 million, respectively.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	55

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.3 billion as of March 31, 2018 and December 31, 2017. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
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
The following table displays the carrying value of our mortgage loans.

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Single-family	$2,907,387	$2,890,634
Multifamily	269,316	265,069
Total unpaid principal balance of mortgage loans	3,176,703	3,155,703
Cost basis and fair value adjustments, net	39,817	41,906
Allowance for loan losses for loans held for investment	(18,734)	(19,084)
Total mortgage loans	$3,197,786	$3,178,525
During the three months ended March 31, 2018 and 2017, we redesignated loans with a carrying value of $7.4 billion and $2.5 billion, respectively, from HFI to HFS. During the three months ended March 31, 2018 and 2017, we redesignated loans with a carrying value of $18 million and $35 million from HFS to HFI. We sold loans with an unpaid principal balance of $748 million and $93 million during the three months ended March 31, 2018 and March 31, 2017 respectively.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $12.7 billion and $13.0 billion as of March 31, 2018 and December 31, 2017, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
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

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	56

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

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

	As of March 31, 2018
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$25,517	$7,457	$22,387	$55,361	$2,766,596	$2,821,957	$36	$34,039
Government(2)	44	19	184	247	25,050	25,297	184	—
Alt-A	2,632	939	3,047	6,618	57,586	64,204	4	4,558
Other	915	350	1,126	2,391	18,011	20,402	3	1,658
Total single-family	29,108	8,765	26,744	64,617	2,867,243	2,931,860	227	40,255
Multifamily(3)	94	N/A	291	385	270,703	271,088	—	524
Total	$29,202	$8,765	$27,035	$65,002	$3,137,946	$3,202,948	$227	$40,779

	As of December 31, 2017
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$35,582	$10,396	$23,999	$69,977	$2,732,818	$2,802,795	$87	$37,971
Government(2)	55	21	206	282	30,807	31,089	206	—
Alt-A	3,186	1,147	3,418	7,751	59,475	67,226	5	5,094
Other	1,185	411	1,252	2,848	19,016	21,864	5	1,834
Total single-family	40,008	11,975	28,875	80,858	2,842,116	2,922,974	303	44,899
Multifamily(3)	26	N/A	276	302	266,699	267,001	—	424
Total	$40,034	$11,975	$29,151	$81,160	$3,108,815	$3,189,975	$303	$45,323
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	57

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	March 31, 2018(1)			December 31, 2017(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value (“LTV”) ratio:(2)
Less than or equal to 80%	$2,454,704	$50,556	$15,618	$2,439,858	$51,903	$16,428
Greater than 80% and less than or equal to 90%	239,258	6,094	2,037	238,038	6,680	2,277
Greater than 90% and less than or equal to 100%	111,063	3,590	1,273	106,076	4,044	1,443
Greater than 100%	16,932	3,964	1,474	18,823	4,599	1,716
Total	$2,821,957	$64,204	$20,402	$2,802,795	$67,226	$21,864
__________

(1)
Excludes $25.3 billion and $31.1 billion as of March 31, 2018 and December 31, 2017, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	March 31,	December 31,
	2018	2017
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$267,093	$263,416
Classified:(1)
Substandard	3,993	3,585
Doubtful	2	—
Total classified	3,995	3,585
Total	$271,088	$267,001
_________

(1)
A loan classified as “Substandard” has a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	58

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

	As of
	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$93,426	$89,354	$(12,026)	$91,194	$86,864	$(11,652)
Government	271	273	(55)	276	279	(56)
Alt-A	22,005	20,086	(3,907)	23,077	21,045	(4,046)
Other	8,044	7,588	(1,438)	8,488	8,006	(1,493)
Total single-family	123,746	117,301	(17,426)	123,035	116,194	(17,247)
Multifamily	235	236	(41)	279	280	(42)
Total individually impaired loans with related allowance recorded	123,981	117,537	(17,467)	123,314	116,474	(17,289)
With no related allowance recorded:(1)
Single-family:
Primary	15,672	14,878	—	16,027	15,158	—
Government	66	60	—	66	60	—
Alt-A	3,141	2,796	—	3,253	2,870	—
Other	951	882	—	988	909	—
Total single-family	19,830	18,616	—	20,334	18,997	—
Multifamily	351	353	—	308	310	—
Total individually impaired loans with no related allowance recorded	20,181	18,969	—	20,642	19,307	—
Total individually impaired loans(2)	$144,162	$136,506	$(17,467)	$143,956	$135,781	$(17,289)

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	59

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended March 31,
	2018			2017
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$88,411	$911	$107	$98,223	$986	$88
Government	276	3	—	301	3	—
Alt-A	20,708	212	16	25,550	249	15
Other	7,854	71	5	10,171	87	5
Total single-family	117,249	1,197	128	134,245	1,325	108
Multifamily	258	—	—	311	2	—
Total individually impaired loans with related allowance recorded	117,507	1,197	128	134,556	1,327	108
With no related allowance recorded:(1)
Single-family:
Primary	15,007	243	26	14,988	289	23
Government	60	—	—	61	1	—
Alt-A	2,842	58	4	3,087	73	3
Other	900	16	1	1,067	23	1
Total single-family	18,809	317	31	19,203	386	27
Multifamily	331	2	—	283	3	—
Total individually impaired loans with no related allowance recorded	19,140	319	31	19,486	389	27
Total individually impaired loans	$136,647	$1,516	$159	$154,042	$1,716	$135
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans classified as a TDR with a recorded investment of $135.5 billion and $134.7 billion as of March 31, 2018 and December 31, 2017, respectively. Includes multifamily loans classified as a TDR with a recorded investment of $212 million and $185 million as of March 31, 2018 and December 31, 2017, respectively.

(3)
Total single-family interest income recognized of $1.5 billion for the three months ended March 31, 2018 consists of $1.3 billion of contractual interest and $166 million of effective yield adjustments. Total single-family interest income recognized of $1.7 billion for the three months ended March 31, 2017 consists of $1.4 billion of contractual interest and $268 million of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended March 31, 2018 and 2017, the average term extension of a single-family modified loan was 144 months and 153 months, respectively, and the average interest rate reduction was 0.31 and 0.94 percentage points, respectively.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	60

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following table displays the number of loans and recorded investment in loans classified as a TDR.

	For the Three Months Ended March 31,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	41,679	$6,524	17,235	$2,363
Government	48	4	61	6
Alt-A	2,182	283	1,565	224
Other	445	84	309	53
Total single-family	44,354	6,895	19,170	2,646
Multifamily	8	42	—	—
Total TDRs	44,362	$6,937	19,170	$2,646
The increase in loans classified as a TDR for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 was primarily attributable to single-family loan modifications and other forms of loss mitigation in the areas affected by Hurricanes Harvey, Irma and Maria that resulted in a restructuring of the terms of these loans.
The following table displays the number of loans and our recorded investment in these loans at the time of payment default for loans that were classified as a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure, or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended March 31,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	4,818	$701	4,479	$621
Government	14	2	19	2
Alt-A	677	109	614	96
Other	195	38	201	38
Total single-family	5,704	850	5,313	757
Multifamily	1	2	1	4
Total TDRs that subsequently defaulted	5,705	$852	5,314	$761
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

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	61

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction. We use recent regional historical sales and appraisal information including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.
Individually impaired single-family loans currently include those classified as a TDR and acquired credit-impaired loans. We consider a loan to be impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate. If we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs and adjusted for estimated proceeds from mortgage, flood, or hazard insurance or similar sources.
We establish a collective allowance for all loans in our multifamily guaranty book of business that are not individually measured for impairment using an internal model that applies loss factors to loans in similar risk categories. Our loss factors are developed based on our historical default and loss severity experience. We identify multifamily loans for evaluation for impairment through a credit risk assessment process. If we determine that a multifamily loan is individually impaired, we generally measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property, as we have concluded that such loans are collateral dependent. We evaluate collectively for impairment smaller-balance homogeneous multifamily loans.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(18,849)	$(23,283)
Benefit (provision) for loan losses(1)	(78)	420
Charge-offs	465	1,040
Recoveries	(60)	(85)
Other(2)	(1)	(30)
Ending balance	$(18,523)	$(21,938)
Multifamily allowance for loan losses:
Beginning balance	$(235)	$(182)
Benefit (provision) for loan losses(1)	20	(9)
Charge-offs	4	—
Ending balance	$(211)	$(191)
Total allowance for loan losses:
Beginning balance	$(19,084)	$(23,465)
Benefit (provision) for loan losses(1)	(58)	411
Charge-offs	469	1,040
Recoveries	(60)	(85)
Other(2)	(1)	(30)
Ending balance	$(18,734)	$(22,129)
__________

(1)	Benefit (provision) for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)	Amounts represent changes in other loss reserves which are reflected in benefit (provision) for loan losses, charge-offs, and recoveries.
The following table displays the allowance for loan losses and recorded investment in our HFI loans by impairment or allowance methodology and portfolio segment, excluding loans for which we have elected the fair value option.

	As of
	March 31, 2018			December 31, 2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$(17,426)	$(41)	$(17,467)	$(17,247)	$(42)	$(17,289)
Collectively reserved loans	(1,097)	(170)	(1,267)	(1,602)	(193)	(1,795)
Total allowance for loan losses	$(18,523)	$(211)	$(18,734)	$(18,849)	$(235)	$(19,084)

Recorded investment in loans by segment:
Individually impaired loans(1)	$135,917	$589	$136,506	$135,191	$590	$135,781
Collectively reserved loans	2,795,943	270,499	3,066,442	2,787,783	266,411	3,054,194
Total recorded investment in loans	$2,931,860	$271,088	$3,202,948	$2,922,974	$267,001	$3,189,975
__________

(1)	Includes acquired credit-impaired loans.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Investments in Securities

5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	March 31, 2018	December 31, 2017
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae(1)	$1,739	$3,876
Other agency	2,347	1,118
Alt-A and subprime private-label securities(1)	2,745	453
Commercial mortgage-backed securities (“CMBS”)	8	9
Mortgage revenue bonds	1	1
Total mortgage-related securities	6,840	5,457
Non-mortgage-related securities:
U.S. Treasury securities	33,160	29,222
Other securities	97	—
Total non-mortgage-related securities	33,257	29,222
Total trading securities	$40,097	$34,679
__________

(1)
The increase in Alt-A and subprime private-label securities and the corresponding decrease in Fannie Mae securities from December 31, 2017 to March 31, 2018 was due to the dissolution of a Fannie Mae-wrapped private-label securities trust during the period.

The following table displays information about our net trading gains.

	For the Three Months Ended March 31,

	2018	2017
	(Dollars in millions)
Net trading gains	$98	$68
Net trading gains recognized in the period related to securities still held at period end	76	77
Available-for-Sale Securities
We record available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months
	Ended March 31,
	2018	2017
	(Dollars in millions)
Gross realized gains	$363	$3
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	635	95

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	64

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of March 31, 2018
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,940	$83	$(37)	$1,986
Other agency	305	22	—	327
Alt-A and subprime private-label securities	376	295	—	671
CMBS	5	—	—	5
Mortgage revenue bonds	536	14	(11)	539
Other mortgage-related securities	346	14	—	360
Total	$3,508	$428	$(48)	$3,888

	As of December 31, 2017
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,044	$102	$(27)	$2,119
Other agency	332	25	—	357
Alt-A and subprime private-label securities	662	652	—	1,314
CMBS	15	—	—	15
Mortgage revenue bonds	655	20	(4)	671
Other mortgage-related securities	350	17	—	367
Total	$4,058	$816	$(31)	$4,843
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

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of March 31, 2018
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$157	$(32)	$425
Mortgage revenue bonds	(8)	45	(3)	3
Total	$(13)	$202	$(35)	$428

	As of December 31, 2017
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$134	$(26)	$461
Mortgage revenue bonds	—	—	(4)	3
Total	$(1)	$134	$(30)	$464
Other-Than-Temporary Impairments
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $729 million and $1.1 billion as of March 31, 2018 and December 31, 2017, respectively. The decrease in the first three months of 2018 was primarily driven by securities no longer held in the retained portfolio at period end.
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

	As of March 31, 2018
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$1,940	$1,986	$1	$1	$11	$11	$82	$87	$1,846	$1,887
Other agency	305	327	1	1	11	11	53	57	240	258
Alt-A and subprime private-label securities	376	671	—	—	—	—	—	—	376	671
CMBS	5	5	5	5	—	—	—	—	—	—
Mortgage revenue bonds	536	539	3	3	36	36	65	67	432	433
Other mortgage-related securities	346	360	—	—	—	—	5	5	341	355
Total	$3,508	$3,888	$10	$10	$58	$58	$205	$216	$3,235	$3,604

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The remaining contractual terms of our guarantees range from 8 days to 34 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets, and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2018			December 31, 2017
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$7,944	$31	$7,201	$10,876	$127	$7,340
Other guaranty arrangements(2)	13,960	138	2,356	14,265	131	2,404
Total	$21,904	$169	$9,557	$25,141	$258	$9,744
__________

(1)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 13, Concentrations of Credit Risk” in our 2017 Form 10-K and “Note 11, Concentrations of Credit Risk” in this report.

(2)	Primarily consists of credit enhancements and long-term standby commitments.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $8 million and $276 million as of March 31, 2018 and December 31, 2017, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	March 31, 2018		December 31, 2017
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$451	1.35%	$—	—%

Short-term debt of Fannie Mae	$34,506	1.49%	$33,377	1.18%
Debt of consolidated trusts	378	1.45	379	1.11
Total short-term debt	$34,884	1.49%	$33,756	1.18%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of March 31, 2018 and December 31, 2017.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2018			December 31, 2017
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2018 - 2030	$118,550	2.12%	2018 - 2030	$123,541	2.11%
Medium-term notes(2)	2018 - 2026	74,077	1.37	2018 - 2026	75,901	1.41
Other(3)	2018 - 2038	7,151	4.54	2018 - 2038	7,421	4.84
Total senior fixed		199,778	1.93		206,863	1.95
Senior floating:
Medium-term notes(2)	2019 - 2020	1,175	1.26	2018 - 2020	8,425	1.36
Connecticut Avenue Securities(4)	2023 - 2030	24,284	5.38	2023 - 2030	22,527	5.18
Other(5)	2020 - 2037	357	6.91	2020 - 2037	376	6.36
Total senior floating		25,816	5.21		31,328	4.14
Subordinated debentures	2019	5,230	9.64	2019	5,106	9.93
Secured borrowings(6)	2021 - 2022	71	1.82	2021 - 2022	78	1.70
Total long-term debt of Fannie Mae(7)		230,895	2.46		243,375	2.40
Debt of consolidated trusts	2018 - 2057	3,074,693	2.89	2018 - 2057	3,052,923	2.80
Total long-term debt		$3,305,588	2.86%		$3,296,298	2.77%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

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

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $631 million and $752 million as of March 31, 2018 and December 31, 2017, respectively.
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

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

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
We recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted to the extent a legal right of offset exists and is enforceable by law at the counterparty level and are inclusive of the right or obligation associated with the cash collateral posted or received, are recorded in “Other assets” or “Other liabilities” in our condensed consolidated balance sheets. See “Note 13, Fair Value” for additional information on derivatives recorded at fair value. We present cash flows from derivatives as operating activities in our condensed consolidated statements of cash flows.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of March 31, 2018				As of December 31, 2017
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$92,573	$601	$24,643	$(878)	$52,732	$772	$70,211	$(2,120)
Receive-fixed	105,051	1,371	61,174	(1,254)	31,671	2,391	138,852	(1,764)
Basis	273	102	600	(1)	873	124	—	—
Foreign currency	243	62	245	(43)	234	59	236	(56)
Swaptions:
Pay-fixed	11,375	222	2,750	(5)	9,750	95	4,000	(20)
Receive-fixed	500	21	9,375	(317)	250	13	9,250	(304)
Other(1)	20,912	25	—	(1)	13,240	22	7,315	(1)
Total gross risk management derivatives	230,927	2,404	98,787	(2,499)	108,750	3,476	229,864	(4,265)
Accrued interest receivable (payable)	—	378	—	(521)	—	835	—	(814)
Netting adjustment(2)	—	(2,744)	—	2,867	—	(4,272)	—	4,979
Total net risk management derivatives	$230,927	$38	$98,787	$(153)	$108,750	$39	$229,864	$(100)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	5,490	18	575	(2)	4,143	9	1,570	(2)
Forward contracts to purchase mortgage-related securities	63,336	227	8,092	(40)	45,925	108	21,099	(21)
Forward contracts to sell mortgage-related securities	5,671	32	108,580	(468)	19,320	15	85,556	(205)
Total mortgage commitment derivatives	74,497	277	117,247	(510)	69,388	132	108,225	(228)
Derivatives at fair value	$305,424	$315	$216,034	$(663)	$178,138	$171	$338,089	$(328)
__________

(1)	Includes credit risk transfer transactions, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $755 million and $1.4 billion as of March 31, 2018 and December 31, 2017, respectively. Cash collateral received was $633 million and $649 million as of March 31, 2018 and December 31, 2017, respectively.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months
	Ended March 31,
	2018	2017
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$2,783	$691
Receive-fixed	(2,387)	(317)
Basis	(23)	7
Foreign currency	16	12
Swaptions:
Pay-fixed	129	—
Receive-fixed	(16)	(18)
Other	12	(8)
Net accrual of periodic settlements	(215)	(255)
Total risk management derivatives fair value gains, net	299	112
Mortgage commitment derivatives fair value gains (losses), net	564	(80)
Total derivatives fair value gains, net	$863	$32
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
See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities.
9.  Segment Reporting
We have two reportable business segments: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The following table displays our segment results.

	For the Three Months Ended March 31,
	2018			2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,561	$671	$5,232	$4,756	$590	$5,346
Fee and other income(2)	158	162	320	76	173	249
Net revenues	4,719	833	5,552	4,832	763	5,595
Investment gains (losses), net(3)	242	8	250	(50)	41	(9)
Fair value gains (losses), net(4)	1,034	11	1,045	(12)	(28)	(40)
Administrative expenses	(643)	(107)	(750)	(601)	(83)	(684)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	196	21	217	400	(4)	396
Foreclosed property expense	(162)	—	(162)	(216)	(1)	(217)
Total credit-related income (expense)	34	21	55	184	(5)	179
TCCA fees(6)	(557)	—	(557)	(503)	—	(503)
Other expenses, net	(132)	(71)	(203)	(256)	(126)	(382)
Income before federal income taxes	4,697	695	5,392	3,594	562	4,156
Provision for federal income taxes	(1,016)	(115)	(1,131)	(1,252)	(131)	(1,383)
Net income	$3,681	$580	$4,261	$2,342	$431	$2,773
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

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Equity

10.  Equity
The following table displays the activity in other comprehensive income (loss), net of tax, by major categories.

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net income	$4,261	$2,773
Other comprehensive income (loss), net of tax effect:
Changes in net unrealized gains (losses) on AFS securities (net of tax of $15 and $5, respectively)	(57)	9
Reclassification adjustment for other-than-temporary impairment ("OTTI") recognized in net income (net of tax of $0)	1	1
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $70 and $1, respectively)	(264)	(2)
Other	(3)	(2)
Total other comprehensive income (loss)	(323)	6
Total comprehensive income	$3,938	$2,779
The following table displays our accumulated other comprehensive income, net of tax, by major categories.

	As of
	March 31,	December 31,
	2018	2017
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$58	$87
Net unrealized gains on AFS securities for which we have recorded OTTI	242	423
Other	47	43
Accumulated other comprehensive income	$347	$553
The following table displays changes in accumulated other comprehensive income, net of tax.

	For the Three Months Ended March 31,
	2018			2017
	AFS(1)	Other	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$510	$43	$553	$716	$43	$759
Reclassification of accumulated other comprehensive income to retained earnings resulting from the enactment of the Tax Cuts and Jobs Act(2)	110	7	117	—	—	—
Other comprehensive income:
Other comprehensive income (loss) before reclassifications	(57)	—	(57)	9	—	9
Amounts reclassified from other comprehensive income (loss)	(263)	(3)	(266)	(1)	(2)	(3)
Net other comprehensive income (loss)	(320)	(3)	(323)	8	(2)	6
Ending balance	$300	$47	$347	$724	$41	$765
__________

(1)
The amounts reclassified from accumulated other comprehensive income represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

(2)
Reclassification from accumulated other comprehensive income to retained earnings of the tax effects resulting from the enactment of tax legislation on December 22, 2017 that reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. This amount is not included in other comprehensive loss for the period ending March 31, 2018.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

11.  Concentrations of Credit Risk
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
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on unpaid principal balance, that are 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, current debt service coverage ratio (“DSCR”) below 1.0 and high original LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
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

	As of
	March 31, 2018(1)			December 31, 2017(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.03%	0.32%	1.08%	1.42%	0.43%	1.15%
Percentage of single-family conventional loans(4)	1.20	0.37	1.16	1.63	0.50	1.24

	As of
	March 31, 2018(1)		December 31, 2017(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	1%	11.21%	1%	11.70%
Geographical distribution:
California	19	0.39	19	0.42
Florida	6	3.56	6	3.71
New Jersey	4	1.91	4	2.15
New York	5	1.87	5	2.02
All other states	66	1.02	66	1.09
Product distribution:
Alt-A	2	4.76	2	4.95
Vintages:
2004 and prior	3	3.24	4	3.28
2005-2008	6	6.22	6	6.55
2009-2018	91	0.51	90	0.53

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of March 31, 2018 and December 31, 2017.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2018 and December 31, 2017.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

	As of
	March 31, 2018 (1)(2)		December 31, 2017(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.01%	0.13%	0.03%	0.11%

	As of
	March 31, 2018		December 31, 2017
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	1%	0.21%	2%	0.21%
Less than or equal to 80%	99	0.13	98	0.11
Current DSCR less than 1.0(5)	2	1.68	2	1.96
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of March 31, 2018 and December 31, 2017, excluding loans that have been defeased.

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

Other Concentrations
Mortgage Insurers. Mortgage insurance “risk in force” refers to our maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The following table displays our total mortgage insurance risk in force by primary and pool insurance, as well as the total risk in force mortgage insurance coverage as a percentage of the single-family guaranty book of business.

	As of
	March 31, 2018		December 31, 2017
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$140,760		$137,941
Pool mortgage insurance	452		519
Total mortgage insurance risk in force	$141,212	5%	$138,460	5%
The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk in force mortgage insurance coverage on the single-family loans in our guaranty book of business.

	Percentage of Total Risk in Force Mortgage Insurance Coverage
	As of
	March 31, 2018	December 31, 2017
Counterparty:(1)
Arch Capital Group Ltd.(2)	25%	25%
Radian Guaranty, Inc.	21	21
Mortgage Guaranty Insurance Corp.	19	19
Genworth Mortgage Insurance Corp.	15	15
Essent Guaranty, Inc.	11	11
Others	9	9
Total	100%	100%
__________

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.

(2)	Arch Capital Group Ltd. is the parent company of Arch Mortgage Insurance Co. and United Guaranty Residential Insurance Co.
Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (”RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $5.8 billion, or 4%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2018.
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

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

collect all of our claims from one or more of our mortgage insurer counterparties, it could increase our loss reserves, which could adversely affect our results of operations, liquidity, financial condition and net worth.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our combined loss reserves. As of March 31, 2018 and December 31, 2017, the amount by which our estimated benefit from mortgage insurance reduced our combined loss reserves was $969 million and $989 million, respectively.
We had outstanding receivables of $825 million recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2018 and $858 million as of December 31, 2017 related to amounts claimed on insured, defaulted loans excluding government-insured loans. Of this amount, $65 million as of March 31, 2018 and $75 million as of December 31, 2017 was due from our mortgage servicers or sellers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $591 million as of March 31, 2018 and $593 million as of December 31, 2017. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2018 and December 31, 2017.
Mortgage Servicers and Sellers. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage servicers and sellers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers, and identifies one servicer that serviced more than 10% of our single-family guaranty book of business.

	Percentage of Single-Family Guaranty Book of Business
	As of
	March 31, 2018	December 31, 2017
Wells Fargo Bank, N.A. (together with its affiliates)	18%	18%
Remaining top five depository servicers	16	17
Top five non-depository servicers	20	20
Total	54%	55%
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business.

	Percentage of Multifamily Guaranty Book of Business
	As of
	March 31, 2018	December 31, 2017
Wells Fargo Bank, N.A. (together with its affiliates)	14%	14%
Walker & Dunlop, LLC	12	12
Remaining top five servicers	22	22
Total	48%	48%

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

If a significant mortgage servicer or seller counterparty, or a number of mortgage servicers or sellers, fails to meet their obligations to us, it could increase our credit losses and credit-related expense, and adversely affect our results of operations and financial condition.
For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 8, Derivative Instruments” and “Note 12, Netting Arrangements.”
12.  Netting Arrangements
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

	As of March 31, 2018
		Gross Amount Offset (1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,756	$(2,754)	$2		$—	$—	$2
Cleared risk management derivatives	—	10	10		—	—	10
Mortgage commitment derivatives	277	—	277		(235)	—	42
Total derivative assets	3,033	(2,744)	289	(4)	(235)	—	54
Securities purchased under agreements to resell or similar arrangements(5)	39,701	—	39,701		—	(39,701)	—
Total assets	$42,734	$(2,744)	$39,990		$(235)	$(39,701)	$54
Liabilities:
OTC risk management derivatives	$(3,020)	$2,867	$(153)		$—	$—	$(153)
Mortgage commitment derivatives	(510)	—	(510)		235	235	(40)
Total derivative liabilities	(3,530)	2,867	(663)	(4)	235	235	(193)
Securities sold under agreements to repurchase or similar arrangements	(451)	—	(451)		—	451	—
Total liabilities	$(3,981)	$2,867	$(1,114)		$235	$686	$(193)

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2017
		Gross Amount Offset (1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,479	$(2,464)	$15		$—	$—	$15
Cleared risk management derivatives	1,811	(1,808)	3		—	—	3
Mortgage commitment derivatives	132	—	132		(117)	(1)	14
Total derivative assets	4,422	(4,272)	150	(4)	(117)	(1)	32
Securities purchased under agreements to resell or similar arrangements(5)	44,670	—	44,670		—	(44,670)	—
Total assets	$49,092	$(4,272)	$44,820		$(117)	$(44,671)	$32
Liabilities:
OTC risk management derivatives	$(3,045)	$2,957	$(88)		$—	$—	$(88)
Cleared risk management derivatives	(2,033)	2,022	(11)		—	11	—
Mortgage commitment derivatives	(228)	—	(228)		117	93	(18)
Total derivative liabilities	(5,306)	4,979	(327)	(4)	117	104	(106)
Total liabilities	$(5,306)	$4,979	$(327)		$117	$104	$(106)
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

(3)
Represents collateral received or posted that has not been offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $1.1 billion and $747 million as of March 31, 2018 and December 31, 2017, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $39.7 billion and $44.7 billion, of which $37.3 billion and $42.5 billion could be sold or repledged as of March 31, 2018 and December 31, 2017, respectively. $451 million of the underlying collateral was sold or repledged as of March 31, 2018 compared with none as of December 31, 2017.

(4)
Excludes derivative assets of $26 million and $21 million as of March 31, 2018 and December 31, 2017, respectively, and no derivative liabilities as of March 31, 2018 and $1 million as of December 31, 2017 recognized in our condensed consolidated balance sheets, respectively, that are not subject to enforceable master netting arrangements.

(5)	Includes $25.2 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of December 31, 2017.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. For how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 14, Netting Arrangements” in our 2017 Form 10-K.
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

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Fair Value

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

	Fair Value Measurements as of March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$1,656	$83	$—	$1,739
Other agency	—	2,347	—	—	2,347
Alt-A and subprime private-label securities	—	2,745	—	—	2,745
CMBS	—	8	—	—	8
Mortgage revenue bonds	—	—	1	—	1
Non-mortgage-related securities:
U.S. Treasury securities	33,160	—	—	—	33,160
Other securities	—	97	—	—	97
Total trading securities	33,160	6,853	84	—	40,097
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,784	202	—	1,986
Other agency	—	327	—	—	327
Alt-A and subprime private-label securities	—	644	27	—	671
CMBS	—	5	—	—	5
Mortgage revenue bonds	—	—	539	—	539
Other	—	9	351	—	360
Total available-for-sale securities	—	2,769	1,119	—	3,888
Mortgage loans	—	8,993	1,102	—	10,095
Other assets:
Risk management derivatives:
Swaps	—	2,406	108	—	2,514
Swaptions	—	243	—	—	243
Other	—	—	25	—	25
Netting adjustment	—	—	—	(2,744)	(2,744)
Mortgage commitment derivatives	—	275	2	—	277
Total other assets	—	2,924	135	(2,744)	315
Total assets at fair value	$33,160	$21,539	$2,440	$(2,744)	$54,395

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$7,503	$357	$—	$7,860
Total of Fannie Mae	—	7,503	357	—	7,860
Of consolidated trusts	—	28,175	462	—	28,637
Total long-term debt	—	35,678	819	—	36,497
Other liabilities:
Risk management derivatives:
Swaps	—	2,697	—	—	2,697
Swaptions	—	322	—	—	322
Other	—	—	1	—	1
Netting adjustment	—	—	—	(2,867)	(2,867)
Mortgage commitment derivatives	—	509	1	—	510
Total other liabilities	—	3,528	2	(2,867)	663
Total liabilities at fair value	$—	$39,206	$821	$(2,867)	$37,160

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$2,905	$971	$—	$3,876
Other agency	—	1,083	35	—	1,118
Alt-A and subprime private-label securities	—	259	194	—	453
CMBS	—	9	—	—	9
Mortgage revenue bonds	—	—	1	—	1
Non-mortgage-related securities:
U.S. Treasury securities	29,222	—	—	—	29,222
Total trading securities	29,222	4,256	1,201	—	34,679
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,911	208	—	2,119
Other agency	—	357	—	—	357
Alt-A and subprime private-label securities	—	1,237	77	—	1,314
CMBS	—	15	—	—	15
Mortgage revenue bonds	—	—	671	—	671
Other	—	10	357	—	367
Total available-for-sale securities	—	3,530	1,313	—	4,843
Mortgage loans	—	9,480	1,116	—	10,596
Other assets:
Risk management derivatives:
Swaps	—	4,035	146	—	4,181
Swaptions	—	108	—	—	108
Other	—	—	22	—	22
Netting adjustment	—	—	—	(4,272)	(4,272)
Mortgage commitment derivatives	—	131	1	—	132
Total other assets	—	4,274	169	(4,272)	171
Total assets at fair value	$29,222	$21,540	$3,799	$(4,272)	$50,289

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	83

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2018
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2018(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2017	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3	Balance, March 31, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$971	$171		$—	$1	$(1,060)	$—	$—	$—	$—	$83	$1
Other agency	35	(1)		—	—	—	—	(1)	(33)	—	—	—
Alt-A and subprime private-label securities	194	(85)		—	—	—	—	(5)	(104)	—	—	—
Mortgage revenue bonds	1	—		—	—	—	—	—	—	—	1	—
Total trading securities	$1,201	$85	(6)(7)	$—	$1	$(1,060)	$—	$(6)	$(137)	$—	$84	$1
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$208	$—		$(4)	$—	$—	$—	$(2)	$—	$—	$202	$—
Alt-A and subprime private-label securities	77	—		(45)	—	—	—	(1)	(4)	—	27	—
Mortgage revenue bonds	671	11		(13)	—	(11)	—	(119)	—	—	539	—
Other	357	7		(2)	—	—	—	(11)	—	—	351	—
Total available-for-sale securities	$1,313	$18	(7)(8)	$(64)	$—	$(11)	$—	$(133)	$(4)	$—	$1,119	$—
Mortgage loans	$1,116	$17	(6)(7)	$—	$—	$—	$—	$(48)	$(36)	$53	$1,102	$11
Net derivatives	134	(58)	(6)	—	—	—	—	4	53	—	133	(22)
Long-term debt:
Of Fannie Mae:
Senior floating	$(376)	$19		$—	$—	$—	$—	$—	$—	$—	$(357)	$19
Of consolidated trusts	(582)	3		—	—	—	1	10	154	(48)	(462)	1
Total long-term debt	$(958)	$22	(6)	$—	$—	$—	$1	$10	$154	$(48)	$(819)	$20

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2017
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2017(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2016	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$835	$3		$—	$—	$—	$—	$(3)	$(1)	$22	$856	$3
Alt-A and subprime private-label securities	271	8		—	—	—	—	(7)	—	—	272	8
Mortgage revenue bonds	21	—		—	—	—	—	(1)	—	—	20	—
Total trading securities	$1,127	$11	(6)(7)	$—	$—	$—	$—	$(11)	$(1)	$22	$1,148	$11
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$230	$1		$1	$—	$—	$—	$(4)	$(26)	$30	$232	$—
Other agency	5	—		—	—	(1)	—	—	(4)	—	—	—
Alt-A and subprime private-label securities	217	—		6	—	—	—	(18)	—	—	205	—
Mortgage revenue bonds	1,272	1		(1)	—	(12)	—	(75)	—	—	1,185	—
Other	429	—		5	—	—	—	(17)	—	—	417	—
Total available-for-sale securities	$2,153	$2	(7)(8)	$11	$—	$(13)	$—	$(114)	$(30)	$30	$2,309	$—
Mortgage loans	$1,197	$8	(6)(7)	$—	$—	$—	$—	$(62)	$(46)	$52	$1,149	$(1)
Net derivatives	44	73	(6)	—	—	—	—	(8)	5	(1)	113	(9)
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	$(3)		$—	$—	$—	$—	$—	$—	$—	$(350)	$(3)
Of consolidated trusts	(241)	1		—	—	—	(2)	7	66	(45)	(214)	1
Total long-term debt	$(588)	$(2)	(6)	$—	$—	$—	$(2)	$7	$66	$(45)	$(564)	$(2)
__________

(1)
Gains (losses) included in other comprehensive income (loss) are included in “Changes in unrealized gains on AFS securities, net of reclassification adjustments and taxes” in our condensed consolidated statements of operations and comprehensive income.

(2)
Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts. During the first quarter of 2018, includes the dissolution of a Fannie Mae-wrapped private-label securities trust.

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)
Transfers out of Level 3 during the first quarter of 2018 consisted primarily of mortgage loans of consolidated trusts for which unobservable inputs used in valuations became less significant. Transfers out of Level 3 also included private-label mortgage-related securities backed by Alt-A loans and subprime loans. Prices for these securities were available from multiple third-party vendors and demonstrated an increased and sustained level of observability over time.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Fair Value

The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of March 31, 2018
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$83	Various
Mortgage revenue bonds	1	Various
Total trading securities	$84
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$133	Single Vendor	Prepayment Speed (%)	100.0	-	168.0	132.3
			Spreads (bps)	150.0	-	210.0	176.8
	69	Various
Total Agency	202
Alt-A and subprime private-label securities	27	Various
Mortgage revenue bonds	428	Single Vendor	Spreads (bps)	1.5	-	322.4	55.0
	111	Various
Total mortgage revenue bonds	539
Other	297	Discounted Cash Flow	Default Rate (%)	3.0			3.0
			Prepayment Speed (%)	1.4			1.4
			Severity (%)	50.0			50.0
			Spreads (bps)	58.9	-	563.0	560.9
	54	Various
Total other	351
Total available-for-sale securities	$1,119
Net derivatives	107	Dealer Mark
	26	Various
Total net derivatives	$133

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$971	Single Vendor	Prepayment Speed (%)	0.0	-	177.0	160.0
			Spreads (bps)	51.5	-	375.0	200.1
	35	Various
Total agency	1,006
Alt-A and subprime private-label securities	154	Consensus
	40	Various
Total Alt-A and subprime private-label securities	194
Mortgage revenue bonds	1	Various
Total trading securities	$1,201
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$112	Single Vendor	Prepayment Speed (%)	0.0	-	175.7	147.1
			Spreads (bps)	150.0	-	210.0	182.3
	96	Various
Total agency	208
Alt-A and subprime private-label securities	77	Various
Mortgage revenue bonds	475	Single Vendor	Spreads (bps)	(17.0)	-	248.0	39.0
	196	Various
Total mortgage revenue bonds	671
Other	325	Discounted Cash Flow	Prepayment Speed (%)	1.6	-	2.5	2.5
			Severity (%)	50.0	-	88.0	86.6
			Spreads (bps)	84.8	-	607.0	577.9
	32	Various
Total other	357
Total available-for-sale securities	$1,313
Net derivatives	$113	Dealer Mark
	21	Various
Total net derivatives	$134
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
In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities held as of March 31, 2018 or December 31, 2017 that were measured at fair value on a nonrecurring basis. We held $238 million and $14 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017, respectively.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	87

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

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2018	December 31, 2017
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Single Vendor	$4,035	$1,880
	Consensus	1,944	1,113
Total mortgage loans held for sale, at lower of cost or fair value		5,979	2,993
Single-family mortgage loans held for investment, at amortized cost	Internal Model	838	1,623
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	88	163
	Various	12	32
Total multifamily mortgage loans held for investment, at amortized cost		100	195
Acquired property, net:(1)
Single-family	Accepted Offers	217	218
	Appraisals	371	438
	Walk Forwards	161	222
	Internal Model	248	319
	Various	70	113
Total single-family		1,067	1,310
Multifamily	Various	14	19
Other assets	Various	—	2
Total nonrecurring assets at fair value		$7,998	$6,142
__________

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of March 31, 2018, these methodologies comprised approximately 73% of our valuations, while accepted offers comprised approximately 21% of our valuations. Based on the number of properties measured as of December 31, 2017, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2017 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the three months ended March 31, 2018.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	88

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

	As of March 31, 2018
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$37,360	$37,360	$—	$—	$—	$37,360
Federal funds sold and securities purchased under agreements to resell or similar arrangements	39,701	—	39,701	—	—	39,701
Trading securities	40,097	33,160	6,853	84	—	40,097
Available-for-sale securities	3,888	—	2,769	1,119	—	3,888
Mortgage loans held for sale	11,366	—	854	11,263	—	12,117
Mortgage loans held for investment, net of allowance for loan losses	3,186,420	—	2,894,286	260,346	—	3,154,632
Advances to lenders	3,834	—	3,832	2	—	3,834
Derivative assets at fair value	315	—	2,924	135	(2,744)	315
Guaranty assets and buy-ups	156	—	—	428	—	428
Total financial assets	$3,323,137	$70,520	$2,951,219	$273,377	$(2,744)	$3,292,372
Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$451	$—	$451	$—	$—	$451
Short-term debt:
Of Fannie Mae	34,506	—	34,510	—	—	34,510
Of consolidated trusts	378	—	—	377	—	377
Long-term debt:
Of Fannie Mae	230,895	—	235,458	824	—	236,282
Of consolidated trusts	3,074,693	—	2,978,606	40,355	—	3,018,961
Derivative liabilities at fair value	663	—	3,528	2	(2,867)	663
Guaranty obligations	169	—	—	188	—	188
Total financial liabilities	$3,341,755	$—	$3,252,553	$41,746	$(2,867)	$3,291,432

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2017
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$60,260	$35,060	$25,200	$—	$—	$60,260
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,470	—	19,470	—	—	19,470
Trading securities	34,679	29,222	4,256	1,201	—	34,679
Available-for-sale securities	4,843	—	3,530	1,313	—	4,843
Mortgage loans held for sale	4,988	—	101	5,333	—	5,434
Mortgage loans held for investment, net of allowance for loan losses	3,173,537	—	2,886,470	315,719	—	3,202,189
Advances to lenders	4,938	—	4,936	2	—	4,938
Derivative assets at fair value	171	—	4,274	169	(4,272)	171
Guaranty assets and buy-ups	149	—	—	436	—	436
Total financial assets	$3,303,035	$64,282	$2,948,237	$324,173	$(4,272)	$3,332,420
Financial liabilities:
Short-term debt:
Of Fannie Mae	$33,377	$—	$33,379	$—	$—	$33,379
Of consolidated trusts	379	—	—	378	—	378
Long-term debt:
Of Fannie Mae	243,375	—	249,780	837	—	250,617
Of consolidated trusts	3,052,923	—	3,014,250	40,683	—	3,054,933
Derivative liabilities at fair value	328	—	5,272	35	(4,979)	328
Guaranty obligations	258	—	—	456	—	456
Total financial liabilities	$3,330,640	$—	$3,302,681	$42,389	$(4,979)	$3,340,091
For a detailed description and classification of our financial instruments, see “Note 15, Fair Value” in our 2017 Form 10-K.
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

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Fair Value

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	March 31, 2018			December 31, 2017
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$10,095	$7,860	$28,637	$10,596	$8,186	$30,493
Unpaid principal balance	9,932	7,052	26,286	10,246	7,368	27,717
__________

(1)
Includes nonaccrual loans with a fair value of $213 million and $227 million as of March 31, 2018 and December 31, 2017, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2018 and December 31, 2017 was $36 million and $46 million, respectively. Includes loans that are 90 days or more past due with a fair value of $158 million and $159 million as of March 31, 2018 and December 31, 2017, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2018 and December 31, 2017 was $28 million and $34 million, respectively.

Changes in Fair Value under the Fair Value Option Election
We recorded losses of $149 million and gains of $42 million for the three months ended March 31, 2018 and 2017, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $254 million and losses of $169 million for the three months ended March 31, 2018 and 2017, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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
We establish an accrual only for matters when a loss is probable and we can reasonably estimate the amount of such loss. We are often unable to estimate the possible losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek indeterminate or unspecified damages, where there may be novel or unsettled legal questions relevant to the proceedings, or where settlement negotiations have not occurred or progressed.
Given the uncertainties involved in any action or proceeding, regardless of whether we have established an accrual, the ultimate resolution of certain of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

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
Plaintiffs in all three cases filed the amended complaints after the U.S. Court of Appeals for the D.C. Circuit issued a ruling on February 21, 2017 that affirmed in part and reversed in part the district court’s dismissal of the plaintiffs’ original complaints. In addition to filing the amended complaints, plaintiffs also filed petitions for certiorari with the United States Supreme Court on October 16, 2017 seeking review of the Court of Appeals’ rulings that plaintiffs could not pursue claims alleging violation of the Administrative Procedure Act and no conflict existed in allowing FHFA to decide whether to pursue derivative claims on behalf of Fannie Mae and Freddie Mac while they are in conservatorship. The Supreme Court denied those petitions on February 20, 2018.
On August 2, 2017, shareholder David J. Voacolo filed a lawsuit, Voacolo v. Fannie Mae, in the U.S. District Court for the District of New Jersey against Fannie Mae and the United States alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the senior preferred stock purchase agreements were a violation of due process and an illegal exaction. Plaintiff seeks damages only. The defendants filed motions to dismiss on March 26, 2018.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Fannie Mae (In conservatorship) First Quarter 2018 Form 10-Q	92

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2018, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2018 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2018 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2018 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2018 and as of the date of filing this report:

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

Fannie Mae First Quarter 2018 Form 10-Q	93

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2018 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2018 (“First Quarter 2018 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2018 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the First Quarter 2018 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2018 Form 10-Q and had no objection to our filing the First Quarter 2018 Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since December 31, 2017 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fannie Mae First Quarter 2018 Form 10-Q	94

Controls and Procedures

In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, updating existing systems and retiring legacy systems. For example, we are currently implementing various financial system applications in stages across the company. As we continue to implement these financial system applications, each implementation may become a significant component of our internal control over financial reporting and prior components of our internal control over financial reporting may be retired. Additionally, we are working on an initiative to consolidate and modernize our data infrastructure and retire legacy data warehouses, which will impact some of our financial system applications and result in changes in our internal control over financial reporting.
Implementation of New Treasury Accounting System
In January 2018, we completed an initiative to simplify our accounting for debt, derivatives and other investment portfolio transactions by implementing a third-party treasury accounting system. This new system replaced our legacy system that was previously used for accounting and financial reporting purposes. In connection with this implementation and related business process changes, we replaced multiple existing internal controls that were previously considered effective with new or enhanced controls, amended existing controls and, in some cases, removed controls that were no longer applicable. We will continue to monitor and test these new controls for adequate design and operating effectiveness. This new system was operating during the first quarter of 2018 and was used to prepare our first quarter 2018 condensed consolidated financial statements included in this report.
Integration of Nonperforming Loans into the Single-Family Mortgage Loan Accounting Platform
In April 2018, we completed an initiative to integrate our accounting for nonperforming loans into our existing single-family performing loan accounting platform. As a result of this initiative, we redesigned, removed or replaced multiple existing internal controls that were previously considered effective with new controls. Because this initiative was not completed until April 2018, we continued to use our legacy single-family nonperforming loan accounting systems and controls in preparing our first quarter 2018 condensed consolidated financial statements included in this report.

Fannie Mae First Quarter 2018 Form 10-Q	95

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2017 Form 10-K. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We establish an accrual for legal claims only when a loss is probable and we can reasonably estimate the amount of such loss. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. If certain of these matters are determined against us, FHFA or Treasury, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and June 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending or were terminated after December 31, 2017 are as follows:
District of Columbia. There are currently three cases pending in the U.S. District Court for the District of Columbia that have been consolidated for pretrial proceedings. The court initially dismissed these three cases, and a fourth case, in September 2014. All of the plaintiffs filed a notice of appeal. On February 21, 2017, the Court of Appeals for the District of Columbia Circuit affirmed in part and reversed in part the district court’s dismissal of the three currently pending cases, and affirmed the district court’s dismissal of the fourth case. On July 17, 2017, the Court of Appeals issued a revised opinion allowing certain plaintiffs to pursue claims the original opinion had found not properly preserved, and modifying its discussion of the standard that applies to one of those claims. On October 16, 2017, the plaintiffs in all four cases filed petitions for certiorari with the United States Supreme Court seeking review of the Court of Appeals’ ruling upholding the district court’s dismissal of certain claims. The Supreme Court denied these petitions on February 20, 2018. Certain plaintiffs filed amended complaints in the district court on November 1, 2017. The defendants moved to dismiss those complaints on January 10, 2018. Fannie Mae is a defendant in the three actions pending in the U.S. District Court for the District of Columbia, which are described in “Note 14, Commitments and Contingencies.”
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

Fannie Mae First Quarter 2018 Form 10-Q	96

Other Information

nondelegation doctrine; and the private nondelegation doctrine. FHFA and Treasury moved to dismiss the Michigan case on September 9, 2017 and the Minnesota case on September 15, 2017.
District of New Jersey. On August 2, 2017, shareholder David J. Voacolo filed a lawsuit against Fannie Mae and the United States in the U.S. District Court for the District of New Jersey alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented in August 2012 were a violation of due process and an illegal exaction. Plaintiff seeks damages only. The defendants filed motions to dismiss on March 26, 2018.
U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in two actions filed against the United States in the U.S. Court of Federal Claims: Fisher v. United States of America, filed on December 2, 2013, and Rafter v. United States of America, filed on August 14, 2014. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter plaintiffs are pursing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher case on January 23, 2014; however, the court stayed proceedings in the Fisher and Rafter cases until discovery concluded in a related case, Fairholme Funds v. United States. That discovery is complete, and the plaintiffs filed amended complaints, under seal, on March 8, 2018.
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
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2017 Form 10-K. This section supplements and updates that discussion. Please also refer to “MD&A—Risk Management” in this report and in our 2017 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss below and in our 2017 Form 10-K, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.
The Single Security Initiative may adversely affect our financial results and contribute to declines in the liquidity or market value of our MBS. The Single Security Initiative also increases our counterparty credit risk and operational risk.
In 2014, FHFA directed Fannie Mae and Freddie Mac to develop a single common mortgage-backed security that is fungible with then-outstanding Fannie Mae guaranteed mortgage pass-through certificates and Freddie Mac Participation Certificates (“Freddie Mac PCs”). The security to be developed will be known as a Uniform Mortgage-Backed Security or UMBS. The FHFA initiative to develop a UMBS (the “Single Security Initiative”) is intended to maximize liquidity for both Fannie Mae and Freddie Mac mortgage-backed securities in the “to-be-announced” or TBA market. In March 2018, FHFA announced that Fannie Mae and Freddie Mac will start issuing UMBS in place of their current offerings of TBA-eligible mortgage-backed securities on June 3, 2019. The new UMBS will be issued by Fannie Mae and Freddie Mac through their joint venture, Common Securitization Solutions, LLC (“CSS”), using the Common Securitization Platform (“CSP”).
Historically, Fannie Mae MBS have had a trading advantage over comparable Freddie Mac PCs. One of FHFA’s stated objectives for the Single Security Initiative is to reduce the costs to Freddie Mac and taxpayers that result from differences in liquidity of Fannie Mae MBS and Freddie Mac PCs. As the implementation date of the Single

Fannie Mae First Quarter 2018 Form 10-Q	97

Other Information

Security Initiative approaches, some Fannie Mae MBS and comparable Freddie Mac PCs are trading closer to or at parity. If this trend continues, it could adversely affect our financial results. It is also possible that uncertainty surrounding the implementation and overall impact of the Single Security Initiative could contribute to declines in the liquidity or market value of our Fannie Mae MBS.
The Single Security Initiative will also result in our credit and operational exposure to Freddie Mac. Once the initiative is implemented, investors will be able to commingle Fannie Mae UMBS and Freddie Mac UMBS in resecuritizations. When we resecuritize Freddie Mac UMBS, our guaranty of principal and interest would extend to the underlying Freddie Mac UMBS. Accordingly, in the event Freddie Mac were to fail (for credit or operational reasons) to make a payment on Freddie Mac UMBS that we resecuritized, we would be responsible for making the entire payment on the related Fannie Mae UMBS in order for any of our certificates to be paid. We do not intend to limit the amount of resecuritized Freddie Mac UMBS that we guarantee and we do not intend to modify our liquidity strategies to address this increased risk. As a result, we could be dependent on Freddie Mac and on the senior preferred stock purchase agreements that we and Freddie Mac each have with Treasury to avoid a liquidity event or a default under our guaranty. See “Risk Factors” in our 2017 Form 10-K for a discussion of other operational risks associated with our implementation of the Single Security Initiative and related internal infrastructure upgrades.
Once we begin issuing UMBS, we plan to begin using CSS and the CSP to perform certain operational functions associated with issuing and managing these UMBS on our behalf. Accordingly, we will be reliant on CSS and the CSP for the operation of many of our securitization activities. Our business activities could be adversely affected and the market for Fannie Mae MBS could be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. Any such failure or unavailability could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations, and could adversely affect the liquidity or market value of our MBS.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended March 31, 2018, we did not sell any equity securities.
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
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.

Fannie Mae First Quarter 2018 Form 10-Q	98

Other Information

Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2018.
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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, pursuant to the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount, which is $3.0 billion effective January 1, 2018. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” in our 2017 Form 10-K.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae First Quarter 2018 Form 10-Q	99

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed with or incorporated by reference into this report.

Item	Description
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

4.17
Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of January 1, 2018 (Incorporated by reference to Exhibit 4.17 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2017, filed February 14, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae First Quarter 2018 Form 10-Q	100

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer

Date: May 3, 2018

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: May 3, 2018

Fannie Mae First Quarter 2018 Form 10-Q	101