Form 10-Q
period 2018-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2018-08-02
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2018, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2018 Form 10-Q	i

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

Our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Congress continues to consider options for reform of the housing finance system, including Fannie Mae. As a result of our agreements with the U.S. Department of the Treasury (“Treasury”) and directives from our conservator, we are not permitted to retain more than $3.0 billion in capital reserves or to pay dividends or other distributions to stockholders other than Treasury. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation” and “Risk Factors” in our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and “Legislation and Regulation” and “Risk Factors” in our Form 10-Q for the quarter ended March 31, 2018 (“First Quarter 2018 Form 10-Q”) and in this report.

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
Through our single-family and multifamily business segments, we provided $125 billion in liquidity to the mortgage market in the second quarter of 2018, which enabled the financing of 665,000 home purchases, refinancings or rental units.

Fannie Mae Second Quarter 2018 Form 10-Q	1

MD&A | Introduction

Fannie Mae Provided $125 Billion in Liquidity in the Second Quarter of 2018

Executive Summary
Summary of Our Financial Performance

Quarterly Results

The increase in our net income in the second quarter of 2018, compared with the second quarter of 2017, was primarily driven by a shift to fair value gains in the second quarter of 2018 from fair value losses in the second quarter of 2017. We discuss the drivers of net fair value gains (losses) in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

Fannie Mae Second Quarter 2018 Form 10-Q	2

MD&A | Executive Summary

Year-to-Date Results

The increase in our net income in the first half of 2018, compared with the first half of 2017, was primarily driven by a shift to fair value gains in the first half of 2018 from fair value losses in the first half of 2017. We discuss the drivers of net fair value gains (losses) in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

See “Consolidated Results of Operations” for more information on our financial results.
Net Worth
Our net worth of $7.5 billion as of June 30, 2018 reflects our comprehensive income of $4.5 billion for the second quarter of 2018 and $3.0 billion in retained capital reserves.
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

Fannie Mae Second Quarter 2018 Form 10-Q	3

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
We expect to pay Treasury a third quarter 2018 dividend of $4.5 billion by September 30, 2018. The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. As noted above, our net worth was $7.5 billion as of June 30, 2018.
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

Fannie Mae Second Quarter 2018 Form 10-Q	4

MD&A | Executive Summary

a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.

Legislation and Regulation
The information in this section updates and supplements information regarding legislation and regulation affecting our business set forth in “Business—Legislation and Regulation” in our 2017 Form 10-K and in “MD&A—Legislation and Regulation” in our First Quarter 2018 Form 10-Q. Also see “Risk Factors” in this report and in our 2017 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Housing Finance Reform
On June 21, 2018, the Administration released a federal government reform and reorganization plan which addressed, among many other matters, reforming the federal role in housing finance. In the plan, the Administration proposes ending the conservatorships of Fannie Mae and Freddie Mac, returning them to fully private, shareholder-owned companies and eliminating their statutory charters, while providing a federal regulator with the authority to oversee the companies and approve other guarantors to compete with the incumbent enterprises. The proposal asserts that if the companies lost some of the benefits that have led them to dominate the market, it would enable other private companies to begin competing in the secondary mortgage market.
The proposal also states that Fannie Mae and Freddie Mac, along with other potential guarantors, would have access to an explicit and limited government guarantee on the mortgage-backed securities they issue through the establishment of a mortgage insurance fund paid for by the companies and other guarantors. The proposal suggests that the newly-privatized Fannie Mae and Freddie Mac would focus on secondary market liquidity for loans to qualified borrowers. The proposal notes that the U.S. Department of Housing and Urban Development (“HUD”) would assume primary responsibility for supporting the needs of low- and moderate-income borrowers that cannot be fulfilled through traditional underwriting and that would be partially subsidized through a fee levied on the outstanding volume of mortgage-backed securities issued by guarantors. The proposal acknowledges that legislative and policy changes would be required for its implementation.
We expect Congress, the Administration and FHFA to continue considering housing finance reform that could result in significant changes in our structure and role in the future. As a result, there continues to be significant uncertainty regarding the future of our company.
See “Risk Factors” in our 2017 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
Single-Counterparty Credit Limit
On June 14, 2018, the Federal Reserve adopted a rule to restrict the counterparty credit exposure of very large banking organizations. Beginning in 2020, any bank holding company with $250 billion or more in total consolidated assets must limit their exposure to any counterparty and its affiliates to no more than 25% of tier 1 capital, and any U.S. banking organization that is a global systemically important bank (“U.S. GSIB”) must adhere to a stricter limit of 15% of tier 1 capital for exposures to any other U.S. GSIB or non-bank entity supervised by the Federal Reserve. Similarly, limits are set on counterparty credit exposures held by U.S. intermediate holding companies that are subsidiaries of foreign banking organizations. While Fannie Mae is in conservatorship, exposures involving claims on or directly and fully guaranteed by Fannie Mae are exempt from these restrictions and Fannie Mae MBS and debt can be used as collateral to reduce a banking organization’s counterparty exposure. At this time, we do not know what impact, if any, this rule will have on our customers’ business practices, or whether and to what extent this rule may adversely affect demand for or the liquidity of securities we issue.
Proposed Capital Requirements
We are required by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), to maintain sufficient capital to meet minimum and risk-based capital levels established by FHFA in order to be classified as “adequately capitalized.” However, because we are under conservatorship, FHFA has suspended our capital classifications and advised us that we will not be subject to corrective action requirements that would ordinarily result from our receiving a capital classification of “undercapitalized.”

Fannie Mae Second Quarter 2018 Form 10-Q	5

MD&A | Legislation and Regulation

On June 12, 2018, FHFA proposed new capital requirements for Fannie Mae and Freddie Mac, which would also be suspended while we remain in conservatorship. The proposed rule would implement a new framework for risk-based capital requirements and a revised minimum leverage capital requirement. The proposed risk-based capital framework would provide a granular assessment of credit risk specific to different mortgage loan categories, as well as components for market risk, operational risk, and a going-concern buffer. The proposed rule includes two alternative leverage ratio proposals on which FHFA is seeking feedback.
See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Capital” in our 2017 Form 10-K for information about capital requirements under the current rule.
FHFA Structure
On July 16, 2018, in connection with litigation related to Fannie Mae’s and Freddie Mac’s senior preferred stock purchase agreements with Treasury, the U.S Court of Appeals for the Fifth Circuit held that FHFA’s structure violates the Constitution’s separation of powers and concluded that the Housing and Economic Recovery Act’s removal restriction, which permits removal of FHFA’s Director only “for cause by the President,” is inoperative and should be severed from the remainder of the statute. FHFA has broad powers over our business in its role as our conservator and as our regulator. As a result, changes in the Director of FHFA can result in changes in FHFA’s strategic goals for our conservatorship or other material changes in our business. See “Risk Factors” in our 2017 Form 10-K for a discussion of risks relating to our conservatorship and FHFA regulation. The court left intact the remainder of the statute and FHFA’s past actions, including the third amendment to the senior preferred stock purchase agreement. See “Legal Proceedings—Senior Preferred Stock Purchase Agreements Litigation—Southern District of Texas” for additional information about the litigation.

Fannie Mae Second Quarter 2018 Form 10-Q	6

MD&A | Key Market Economic Indicators

Key Market Economic Indicators
The table below displays certain macroeconomic indicators that can significantly influence our business and financial results. We expect home prices on a national basis to continue to grow in 2018 at a similar rate as in 2017. We also expect significant regional variation in the timing and rate of home price growth.

Selected Key Market Economic Indicators
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Home price change based on Fannie Mae national home price index(1)	2.7%	3.0%	4.1%	4.1%
Growth in U.S. gross domestic product ("GDP"), annualized percentage change(2)	4.1%	3.0%

	As of
	June 30, 2018	December 31, 2017	June 30, 2017
U.S. unemployment rate	4.0%	4.1%	4.4%
2-year swap rate	2.79	2.08	1.62
10-year swap rate	2.93	2.40	2.28
10-year Treasury rate	2.86	2.41	2.30
30-year Fannie Mae MBS par coupon rate	3.60	3.00	3.03
_______

(1)
Calculated internally using property data information on loans purchased by Fannie Mae or Freddie Mac and property data information obtained from other third-party data providers. Fannie Mae’s home price index is a weighted repeat transactions index, measuring average price changes in repeat transactions on the same properties. Fannie Mae’s home price index excludes prices on properties sold in foreclosure. Fannie Mae’s home price estimates are based on preliminary data and are subject to change as additional data becomes available.

(2)	According to the U.S. Bureau of Economic Analysis and subject to revision.

Uncertainty and concerns associated with trade policy have recently intensified, which could impact economic growth and inflation. See “Key Market Economic Indicators” in our 2017 Form 10-K for a description of how changes in GDP, unemployment rates, home prices and interest rates can affect our financial results.

Fannie Mae Second Quarter 2018 Form 10-Q	7

MD&A | Consolidated Results of Operations

Consolidated Results of Operations
This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in millions)
Net interest income	$5,377	$5,002	$375	$10,609	$10,348	$261
Fee and other income	239	353	(114)	559	602	(43)
Net revenues	5,616	5,355	261	11,168	10,950	218
Investment gains, net	277	385	(108)	527	376	151
Fair value gains (losses), net	229	(691)	920	1,274	(731)	2,005
Administrative expenses	(755)	(686)	(69)	(1,505)	(1,370)	(135)
Credit-related income:
Benefit for credit losses	1,296	1,267	29	1,513	1,663	(150)
Foreclosed property expense	(139)	(34)	(105)	(301)	(251)	(50)
Total credit-related income	1,157	1,233	(76)	1,212	1,412	(200)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(565)	(518)	(47)	(1,122)	(1,021)	(101)
Other expenses, net	(366)	(291)	(75)	(569)	(673)	104
Income before federal income taxes	5,593	4,787	806	10,985	8,943	2,042
Provision for federal income taxes	(1,136)	(1,587)	451	(2,267)	(2,970)	703
Net income	$4,457	$3,200	$1,257	$8,718	$5,973	$2,745
Total comprehensive income	$4,459	$3,117	$1,342	$8,397	$5,896	$2,501
Net Interest Income
We have two primary sources of net interest income:

•	guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

•
the difference between interest income earned on the assets in our retained mortgage portfolio and other investments portfolio and the interest expense associated with the debt that funds those assets.

The table below displays the components of our net interest income from our guaranty book of business and our retained mortgage portfolio.

Components of Net Interest Income
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in millions)
Net interest income from portfolios(1)	$1,215	$1,126	$89	$2,293	$2,209	$84
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	2,110	2,024	86	4,199	4,010	189
Base guaranty fee income related to TCCA(2)	565	518	47	1,122	1,021	101
Net amortization income	1,487	1,334	153	2,995	3,108	(113)
Total net interest income from guaranty book of business	4,162	3,876	286	8,316	8,139	177
Total net interest income	$5,377	$5,002	$375	$10,609	$10,348	$261
__________

(1)
Includes interest income from assets held in our retained mortgage portfolio and other investments portfolio, as well as other assets used to generate lender liquidity. Also includes interest expense on outstanding Connecticut Avenue

Fannie Mae Second Quarter 2018 Form 10-Q	8

MD&A | Consolidated Results of Operations

Securities® of $339 million and $241 million for the three months ended June 30, 2018 and 2017, respectively, and $641 million and $449 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	Revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
Net interest income increased in the second quarter and first half of 2018 compared with the second quarter and first half of 2017 due to:

•
An increase in income from our guaranty book of business as the size of our guaranty book of business increased and loans with higher base guaranty fees comprised a larger part of our guaranty book of business in the second quarter and first half of 2018 than in the second quarter and first half of 2017.

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

The timing of when this amortization income is recognized in our consolidated statements of income can vary based on a number of factors, the most significant of which is interest rates. In a rising interest rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower net amortization income from cost basis adjustments on our consolidated debt. Conversely, in a declining interest rate environment, our mortgage loans tend to prepay faster, resulting in higher net amortization income from cost basis adjustments on our consolidated debt.
The following charts display information about the outstanding net premium and net discount positions on our debt of consolidated trusts and loans of Fannie Mae.

Fannie Mae Second Quarter 2018 Form 10-Q	9

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

Analysis of Net Interest Income and Yield
	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$156,392	$1,786	4.57%	$190,255	$1,978	4.16%
Mortgage loans of consolidated trusts	3,065,008	26,521	3.46	2,951,028	25,033	3.39
Total mortgage loans(1)	3,221,400	28,307	3.51	3,141,283	27,011	3.44
Mortgage-related securities	10,964	106	3.87	13,860	127	3.64
Non-mortgage-related securities(2)	54,678	262	1.89	54,542	140	1.02
Federal funds sold and securities purchased under agreements to resell or similar arrangements	31,939	149	1.84	37,136	87	0.93
Advances to lenders	4,202	33	3.12	4,208	28	2.64
Total interest-earning assets	$3,323,183	$28,857	3.47%	$3,251,029	$27,393	3.37%
Interest-bearing liabilities:
Short-term funding debt	$25,204	$(108)	1.69%	$30,320	$(56)	0.73%
Long-term funding debt	203,165	(1,135)	2.23	263,064	(1,388)	2.11
Connecticut Avenue Securities® (“CAS”)	23,887	(339)	5.68	18,923	(241)	5.09
Total debt of Fannie Mae	252,256	(1,582)	2.51	312,307	(1,685)	2.16
Debt securities of consolidated trusts held by third parties	3,065,489	(21,898)	2.86	2,949,510	(20,706)	2.81
Total interest-bearing liabilities	$3,317,745	$(23,480)	2.83%	$3,261,817	$(22,391)	2.75%
Net interest income/net interest yield		$5,377	0.65%		$5,002	0.62%

Fannie Mae Second Quarter 2018 Form 10-Q	10

MD&A | Consolidated Results of Operations

	For the Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$159,721	$3,522	4.41%	$195,302	$4,071	4.17%
Mortgage loans of consolidated trusts	3,056,594	52,819	3.46	2,937,007	49,987	3.40
Total mortgage loans(1)	3,216,315	56,341	3.50	3,132,309	54,058	3.45
Mortgage-related securities	10,750	206	3.83	14,627	269	3.66
Non-mortgage-related securities(2)	53,200	469	1.75	55,264	241	0.87
Federal funds sold and securities purchased under agreements to resell or similar arrangements	34,649	291	1.67	38,851	153	0.78
Advances to lenders	4,024	64	3.16	4,356	56	2.55
Total interest-earning assets	$3,318,938	$57,371	3.46%	$3,245,407	$54,777	3.38%
Interest-bearing liabilities:
Short-term funding debt	$28,204	$(214)	1.51%	$31,381	$(99)	0.63%
Long-term funding debt	208,751	(2,293)	2.20	267,990	(2,866)	2.14
Connecticut Avenue Securities® (“CAS”)	23,184	(641)	5.53	17,904	(449)	5.02
Total debt of Fannie Mae	260,139	(3,148)	2.42	317,275	(3,414)	2.15
Debt securities of consolidated trusts held by third parties	3,057,812	(43,614)	2.85	2,937,399	(41,015)	2.79
Total interest-bearing liabilities	$3,317,951	$(46,762)	2.82%	$3,254,674	$(44,429)	2.73%
Net interest income/net interest yield		$10,609	0.64%		$10,348	0.64%
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $97 million and $265 million, respectively, for the second quarter and first half of 2018, compared with $186 million and $402 million, respectively, for the second quarter and first half of 2017.

(2)	Includes cash equivalents.

Fannie Mae Second Quarter 2018 Form 10-Q	11

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
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(286)	$(224)	$(501)	$(479)
Net change in fair value during the period	324	(78)	838	289
Total risk management derivatives fair value gains (losses), net	38	(302)	337	(190)
Mortgage commitment derivatives fair value gains (losses), net	(76)	(192)	488	(272)
Total derivatives fair value gains (losses), net	(38)	(494)	825	(462)
Trading securities gains, net	21	18	119	86
CAS fair value gains (losses), net	27	(169)	19	(331)
Other, net	219	(46)	311	(24)
Fair value gains (losses), net	$229	$(691)	$1,274	$(731)
Fair value gains in the second quarter of 2018 were primarily driven by price decreases during the quarter on long-term debt of consolidated trusts held at fair value, which are included in “Other, net.”
Fair value gains in the first half of 2018 were primarily driven by:

•
increases in the fair value of our mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as a result of a decrease in the prices of securities as interest rates increased during the commitment periods;

•	increases in the fair value of our pay-fixed risk management derivatives due to an increase in longer-term swap rates during the period; and

•	fair value decreases during the period on long-term debt of consolidated trusts held at fair value.
Fair value losses in the second quarter and first half of 2017 were primarily driven by:

•	decreases in the fair value of our pay-fixed risk management derivatives due to declines in longer-term swap rates during the second quarter;

•
decreases in the fair value of our mortgage commitments due to losses on commitments to sell mortgage-related securities due to an increase in prices as interest rates decreased during the commitment periods; and

•	fair value losses on CAS debt reported at fair value resulting from tightening spreads between CAS debt yields and LIBOR during the periods.

Fannie Mae Second Quarter 2018 Form 10-Q	12

MD&A | Consolidated Results of Operations

Credit-Related Income
Benefit for Credit Losses
The table below provides quantitative analysis of the drivers of our single-family benefit for credit losses for the periods presented. Many of the drivers that contribute to our benefit for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table below also displays our multifamily benefit for credit losses.

Components of Benefit for Credit Losses
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in billions)
Benefit for credit losses:
Changes in loan activity(1)	$0.5	$0.1	$0.3	$0.1
Redesignation of held for investment (“HFI”) loans to held for sale (“HFS”) loans	0.8	0.4	1.0	0.5
Actual and forecasted home prices	0.4	0.6	0.7	1.2
Actual and projected interest rates	(0.3)	0.1	(0.7)	(0.1)
Other(2)	(0.1)	0.1	0.2	*
Single-family benefit for credit losses	1.3	1.3	1.5	1.7
Multifamily benefit for credit losses	*	*	*	*
Total benefit for credit losses	$1.3	$1.3	$1.5	$1.7
_________

*	Represents less than $50 million.

(1)
Primarily consists of changes in the allowance due to loan delinquency, loan liquidations, new troubled debt restructurings, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”).

(2)	Primarily consists of the impact of model and assumption changes that are not separately included in the other components.
The primary factors that impacted our benefit for credit losses in the second quarter and first half of 2018 were:

•
The redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a charge-off to the allowance for loan losses. Amounts recorded in the allowance related to the loans exceeded the amounts charged off, which contributed to the benefit for credit losses.

•
An increase in home prices, which contributed to the benefit for credit losses. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses.

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

The following factors contributed to our benefit for credit losses in the second quarter and first half of 2017:

•	Higher actual and forecasted home prices in the periods.

•	The redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS during the periods.

Fannie Mae Second Quarter 2018 Form 10-Q	13

MD&A | Consolidated Results of Operations

Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our condensed consolidated financial statements. TCCA fees increased in the first half of 2018 compared with the first half of 2017 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase.
Federal Income Taxes
The decrease in our provision for federal income taxes in the second quarter and first half of 2018 as compared to the second quarter and first half of 2017 was the result of the Tax Cuts and Jobs Act of 2017, which reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. This decline was the primary driver of the reduction in our effective tax rate to 20.3% for the three months ended June 30, 2018 and 20.6% for the six months ended June 30, 2018, compared with 33.2% for both the three and six months ended June 30, 2017. Our effective tax rates for all the periods presented were different from the prevailing federal statutory rate primarily due to the benefits of our investments in housing projects eligible for low-income housing tax credits.

Consolidated Balance Sheet Analysis
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	June 30, 2018	December 31, 2017	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$37,153	$51,580	$(14,427)
Restricted cash	27,876	28,150	(274)
Investments in securities(1)	46,104	39,522	6,582
Mortgage loans:
Of Fannie Mae	154,471	167,793	(13,322)
Of consolidated trusts	3,070,965	3,029,816	41,149
Allowance for loan losses	(16,812)	(19,084)	2,272
Mortgage loans, net of allowance for loan losses	3,208,624	3,178,525	30,099
Deferred tax assets, net	15,375	17,350	(1,975)
Other assets	28,232	30,402	(2,170)
Total assets	$3,363,364	$3,345,529	$17,835
Liabilities and equity (deficit)
Debt:
Of Fannie Mae	$250,690	$276,752	$(26,062)
Of consolidated trusts	3,086,799	3,053,302	33,497
Other liabilities	18,416	19,161	(745)
Total liabilities	3,355,905	3,349,215	6,690
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock	120,836	117,149	3,687
Other net deficit	(113,377)	(120,835)	7,458
Total equity (deficit)	7,459	(3,686)	11,145
Total liabilities and equity (deficit)	$3,363,364	$3,345,529	$17,835

Fannie Mae Second Quarter 2018 Form 10-Q	14

MD&A | Consolidated Balance Sheet Analysis

__________

(1)	Includes $35.8 billion as of June 30, 2018 and $29.2 billion as of December 31, 2017 of non-mortgage-related securities.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheet are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of June 30, 2018 compared with December 31, 2017 primarily driven by:

•	an increase in mortgage loans due to acquisitions, partially offset by liquidations and sales; and

•	a decrease in our allowance for loan losses primarily driven by the redesignation of single-family loans from HFI to HFS.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Debt
The decrease in debt of Fannie Mae from December 31, 2017 to June 30, 2018 was primarily driven by lower funding needs. The increase in debt of consolidated trusts from December 31, 2017 to June 30, 2018 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our outstanding debt.
Stockholders’ Equity (Deficit)
The shift from a net deficit of $3.7 billion as of December 31, 2017 to net equity of $7.5 billion as of June 30, 2018 reflects:

•	our comprehensive income of $8.4 billion for the first half of 2018;

•
our receipt of $3.7 billion from Treasury during the first quarter of 2018 pursuant to the senior preferred stock purchase agreement, which eliminated our net worth deficit as of December 31, 2017; and

•	our dividend payment to Treasury of $938 million in the second quarter of 2018.

Fannie Mae Second Quarter 2018 Form 10-Q	15

MD&A | Retained Mortgage Portfolio

Retained Mortgage Portfolio
Our retained mortgage portfolio consists of mortgage loans and mortgage-related securities that we own, including Fannie Mae MBS and non-Fannie Mae mortgage-related securities. Assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties are not included in our retained mortgage portfolio. We use our retained mortgage portfolio primarily to provide liquidity to the mortgage market and support our loss mitigation activities. Previously, we also used our retained mortgage portfolio for investment purposes.
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

•
Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of reverse mortgage loans and Fannie Mae-wrapped reverse mortgage securities as of June 30, 2018. We expect the amount of assets in “Other” will decline over time as they liquidate, mature or are sold.

Retained Mortgage Portfolio (Dollars in billions)

Lender liquidity	Loss mitigation	Other

Fannie Mae Second Quarter 2018 Form 10-Q	16

MD&A | Retained Mortgage Portfolio

The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Single-family:
Mortgage loans(1)	$135,856	$146,316
Reverse mortgages	23,664	26,458
Mortgage-related securities:
Agency securities(2)	43,161	31,719
Fannie Mae-wrapped reverse mortgage securities	6,390	6,689
Ginnie Mae reverse mortgage securities	1,926	527
Other Fannie Mae-wrapped securities(3)	677	3,414
Private-label and other securities(3)	3,220	2,588
Total single-family mortgage-related securities(4)	55,374	44,937
Total single-family mortgage loans and mortgage-related securities	214,894	217,711
Multifamily:
Mortgage loans(5)	3,784	4,591
Mortgage-related securities:
Agency securities(2)	6,686	7,860
Commercial mortgage-backed securities (“CMBS”)	—	24
Mortgage revenue bonds	441	597
Total multifamily mortgage-related securities(6)	7,127	8,481
Total multifamily mortgage loans and mortgage-related securities	10,911	13,072
Total retained mortgage portfolio	$225,805	$230,783
__________

(1)
Includes single-family loans classified as TDRs that were on accrual status of $79.9 billion and $86.3 billion as of June 30, 2018 and December 31, 2017, respectively, and single-family loans on nonaccrual status of $30.2 billion and $33.1 billion as of June 30, 2018 and December 31, 2017, respectively.

(2)	Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped securities and Ginnie Mae reverse mortgage securities.

(3)
The increase in private-label and other securities and the corresponding decrease in other Fannie Mae-wrapped securities from December 31, 2017 to June 30, 2018 was due to the dissolution of a Fannie Mae-wrapped private-label securities trust during the first quarter of 2018.

(4)	The fair value of these single-family mortgage-related securities was $56.6 billion and $46.7 billion as of June 30, 2018 and December 31, 2017, respectively.

(5)
Includes multifamily loans classified as TDRs that were on accrual status of $64 million and $84 million as of June 30, 2018 and December 31, 2017, respectively, and multifamily loans on nonaccrual status of $200 million and $122 million as of June 30, 2018 and December 31, 2017, respectively.

(6)	The fair value of these multifamily mortgage-related securities was $7.4 billion and $9.0 billion as of June 30, 2018 and December 31, 2017, respectively.
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

Fannie Mae Second Quarter 2018 Form 10-Q	17

MD&A | Retained Mortgage Portfolio

In support of our loss mitigation strategy, we purchased $10.5 billion of loans from our single-family MBS trusts in the first half of 2018, the substantial majority of which were delinquent. See “MD&A—Retained Mortgage Portfolio—Purchases of Loans from Our MBS Trusts” in our 2017 Form 10-K for more information relating to our purchases of loans from MBS trusts.

Total Book of Business
The table below displays the composition of our total book of business based on unpaid principal balance. Our single-family book of business accounted for 91% of our total book of business as of June 30, 2018 and December 31, 2017. While our total book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Composition of Total Book of Business
	As of
	June 30, 2018			December 31, 2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Guaranty book of business(1)	$2,949,038	$291,352	$3,240,390	$2,931,356	$280,502	$3,211,858
Non-Fannie Mae mortgage securities(2)	6,907	441	7,348	4,005	621	4,626
Total book of business	$2,955,945	$291,793	$3,247,738	$2,935,361	$281,123	$3,216,484
Guaranty Book of Business Detail:
Conventional guaranty book of business(3)	$2,912,112	$290,119	$3,202,231	$2,890,908	$279,235	$3,170,143
Government guaranty book of business(4)	$36,926	$1,233	$38,159	$40,448	$1,267	$41,715
__________

(1)
Includes other single-family Fannie Mae guarantees of $1.7 billion and $1.8 billion as of June 30, 2018 and December 31, 2017, respectively, and other multifamily Fannie Mae guarantees of $12.1 billion and $12.4 billion as of June 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

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
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In February 2018, we paid $239 million to the funds based on our new business purchases in 2017. Our new business purchases were $249.3 billion for the first half of 2018. Accordingly, we recognized an expense of $105 million related to this obligation for the first half of 2018. We expect to pay this amount, plus additional amounts to be accrued based on our new business purchases in the second half of 2018, to the funds on or before March 1, 2019. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Affordable Housing Allocations” in our 2017 Form 10-K for more information regarding this obligation.

Fannie Mae Second Quarter 2018 Form 10-Q	18

MD&A | Business Segments

Business Segments
We have two reportable business segments: Single-Family and Multifamily. This section describes each segment’s business and credit metrics, and financial results.
Single-Family Business
Single-Family Mortgage Market
Housing sales slightly declined in the second quarter of 2018 compared with the first quarter of 2018. Total existing home sales averaged 5.4 million units annualized in the second quarter of 2018, compared with 5.5 million units in the first quarter of 2018, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales decreased during the second quarter of 2018, averaging an annualized rate of 646,000 units, compared with 656,000 units in the first quarter of 2018.
The 30-year fixed mortgage rate averaged 4.55% during the week ended June 30, 2018, compared with 4.44% during the week ended March 31, 2018, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2018 will decrease from 2017 levels by approximately 8%, from an estimated $1.83 trillion in 2017 to $1.69 trillion in 2018, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $650 billion in 2017 to $481 billion in 2018.
Single-Family Market Share
The chart below displays our market share of single-family mortgage-related securities issuances in the second quarter of 2018 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.

•
We estimate our market share of single-family mortgage-related securities issuances was 36% in the second quarter of 2018, compared with 42% in the first quarter of 2018 and 39% in the second quarter of 2017.

Single-Family Business Metrics
Single-family Fannie Mae MBS issuances decreased in the second quarter of 2018, primarily as a result of lower refinancing activity during the quarter. However, single-family Fannie Mae MBS outstanding increased as of June 30, 2018 compared to March 31, 2018 because acquisitions during the quarter outpaced liquidations, which slowed as a result of a decline in prepayments due to the rising interest rate environment.

Fannie Mae Second Quarter 2018 Form 10-Q	19

MD&A | Business Segments

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

Our average charged guaranty fee on newly acquired single-family loans, net of TCCA fees, increased from 48.0 basis points in the second quarter of 2017 to 49.0 basis points in the second quarter of 2018, primarily driven by an increase in the total base guaranty fees charged on our 2018 acquisitions.
Average Charged Guaranty Fee on Single-Family Guaranty Book of Business and
Average Charged Guaranty Fee on New Single-Family Acquisitions(1)

__________

(1)
Calculated based on the average guaranty fee rate for our single-family guaranty arrangements during the period plus the recognition of any upfront cash payments over an estimated average life. Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

Fannie Mae Second Quarter 2018 Form 10-Q	20

MD&A | Business Segments

Single-Family Business Financial Results

Single-Family Business Financial Results
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in millions)
Net interest income(1)	$4,723	$4,366	$357	$9,284	$9,122	$162
Fee and other income	69	111	(42)	227	187	40
Net revenues	4,792	4,477	315	9,511	9,309	202
Investment gains, net	252	321	(69)	494	271	223
Fair value gains (losses), net	278	(685)	963	1,312	(697)	2,009
Administrative expenses	(649)	(600)	(49)	(1,292)	(1,201)	(91)
Credit-related income(2)	1,159	1,223	(64)	1,193	1,407	(214)
TCCA fees(1)	(565)	(518)	(47)	(1,122)	(1,021)	(101)
Other expenses, net	(270)	(155)	(115)	(402)	(411)	9
Income before federal income taxes	4,997	4,063	934	9,694	7,657	2,037
Provision for federal income taxes	(1,044)	(1,401)	357	(2,060)	(2,653)	593
Net income	$3,953	$2,662	$1,291	$7,634	$5,004	$2,630
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit (provision) for credit losses and foreclosed property expense.
Net interest income
Single-family net interest income increased in the second quarter and first half of 2018 compared with the second quarter and first half of 2017. The drivers of net interest income for the single-family segment for these periods are consistent with the drivers of net interest income for our condensed consolidated statements of operations and comprehensive income for the same periods, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Investment gains, net
Investment gains decreased in the second quarter of 2018 compared with the second quarter of 2017 primarily due to gains on sales of AFS securities during the second quarter of 2017. We did not recognize any gains on sales of AFS securities during the second quarter of 2018. Investment gains increased in the first half of 2018 compared with the first half of 2017 primarily driven by a higher volume of reperforming loan sales and higher gains on sales of AFS securities during the first half of 2018.
Fair value gains (losses), net
We recognized fair value gains in the second quarter and first half of 2018, a shift from fair value losses recognized in the second quarter and first half of 2017. The drivers of fair value gains and losses for the single-family segment in the second quarter and first half of 2017 and 2018 are consistent with the drivers of fair value gains and losses for our condensed consolidated statements of operations and comprehensive income for the same periods, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Credit-related income
We recognized lower single-family credit-related income in the second quarter and first half of 2018 compared with the second quarter and first half of 2017. The drivers of credit-related income for the single-family segment in the second quarter and first half of 2017 and 2018 are consistent with the drivers of credit-related income for our condensed consolidated statements of operations and comprehensive income for the same periods, which we discuss in “Consolidated Results of Operations—Credit-Related Income.”

Fannie Mae Second Quarter 2018 Form 10-Q	21

MD&A | Business Segments

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

Fannie Mae Second Quarter 2018 Form 10-Q	22

MD&A | Business Segments

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

Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Original LTV ratio:(5)
<= 60%	16%	17%	17%	19%	20%	20%
60.01% to 70%	11	12	12	13	14	14
70.01% to 80%	37	39	38	39	38	38
80.01% to 90%	13	13	12	12	11	11
90.01% to 95%	15	15	14	13	10	10
95.01% to 100%	8	4	7	4	4	4
Greater than 100%	*	*	*	*	3	3
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	76%	76%	75%	75%	75%
Average loan amount	$231,490	$225,194	$231,890	$223,305	$168,532	$166,643
Estimated mark-to-market LTV ratio:(6)
<= 60%					55%	52%
60.01% to 70%					18	18
70.01% to 80%					15	17
80.01% to 90%					8	8
90.01% to 100%					3	4
Greater than 100%					1	1
Total					100%	100%
Weighted average					56%	58%
Product type:
Fixed-rate:(7)
Long-term	89%	84%	88%	82%	81%	80%
Intermediate-term	9	13	10	15	15	15
Total fixed-rate	98	97	98	97	96	95
Adjustable-rate	2	3	2	3	4	5
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	97%	97%	97%	97%
2-4 units	2	3	3	3	3	3
Total	100%	100%	100%	100%	100%	100%

Fannie Mae Second Quarter 2018 Form 10-Q	23

MD&A | Business Segments

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Property type:
Single-family homes	90%	90%	90%	90%	91%	91%
Condo/Co-op	10	10	10	10	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	89%	88%	89%	89%	89%	89%
Second/vacation home	5	5	4	4	4	4
Investor	6	7	7	7	7	7
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	* %	* %	* %	* %	2%	2%
620 to < 660	6	5	6	5	5	5
660 to < 700	14	13	14	13	12	12
700 to < 740	23	23	23	23	20	20
>= 740	57	59	57	59	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	743	745	743	745	745	745
Loan purpose:
Purchase	65%	61%	59%	53%	41%	39%
Cash-out refinance	22	20	24	22	20	20
Other refinance	13	19	17	25	39	41
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	14%	14%	13%	14%	15%	15%
Northeast	12	13	13	14	18	18
Southeast	24	24	23	23	22	22
Southwest	22	21	21	20	17	17
West	28	28	30	29	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2012 and prior					33%	36%
2013					11	12
2014					6	7
2015					11	12
2016					17	18
2017					16	15
2018					6	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

Fannie Mae Second Quarter 2018 Form 10-Q	24

MD&A | Business Segments

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 7% of our single-family conventional guaranty book of business as of June 30, 2018 and December 31, 2017. See “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring—Jumbo-Conforming and High-Balance Loans” in our 2017 Form 10-K for information on these loans.

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

Mortgage rates in the second quarter and first half of 2018 were higher than in the second quarter and first half of 2017. As a result of the increased rate environment, refinance volume declined and the share of home purchase loan originations increased, resulting in a greater proportion of our single-family loan acquisitions in the first half of 2018 with loan-to-value (“LTV”) ratios over 95% (7% in the first half of 2018 compared with 4% in the first half of 2017). The decline in refinance volume also led to a decline in the weighted average FICO credit score of our single-family acquisitions in the first half of 2018 (743 in the first half of 2018 compared with 745 in the first half of 2017). The increased share of home purchase loan acquisitions has increased the percentage of home purchase loans in our single-family conventional guaranty book of business (41% as of June 30, 2018 compared with 39% as of December 31, 2017).
In July 2017, we implemented Desktop Underwriter® (“DU®”) Version 10.1, which included a change that enabled loans with debt-to-income ratios above 45% (up to 50%) to rely on DU’s comprehensive risk assessment, and removed specific policy rules that had previously set maximum LTV ratio and minimum reserves requirements for those loans. Due in part to our implementation of this change, acquisitions associated with borrower debt-to-income ratios above 45% increased to 26% of our non-Refi Plus single-family acquisitions in the second quarter of 2018, compared with 7% in the second quarter of 2017, and increased to 24% in the first half of 2018, compared with 7% in the first half of 2017. After assessing the profile of loans delivered to us using DU Version 10.1, in March 2018 we implemented DU Version 10.2, which revised DU’s risk assessment to limit risk layering. Risk layering refers to the acquisition of loans with multiple higher-risk characteristics (such as high LTV ratio, credit profile with a history of delinquencies, debt-to-income ratio above 45% and no or low levels of reserves). We expect to continue to acquire a higher proportion of loans with debt-to-income ratios above 45% than we acquired in periods prior to our July 2017 implementation of DU Version 10.1.
For a discussion of factors that may impact the credit characteristics of loans we acquire in the future, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2017 Form 10-K. In this section of our 2017 Form 10-K, we also provide more information on the credit characteristics of loans in our guaranty book of business, including Home Affordable Refinance Program® (“HARP®”) and Refi PlusTM loans, jumbo-conforming and high-balance loans, reverse mortgages and mortgage products with rate resets.

Fannie Mae Second Quarter 2018 Form 10-Q	25

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

Single-Family Loans with Credit Enhancement
	As of
	June 30, 2018		December 31, 2017
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$580	20%	$566	20%
Connecticut Avenue Securities® (“CAS”)	738	26	681	24
Credit Insurance Risk TransferTM (“CIRTTM”)	202	7	181	6
Lender risk sharing	86	3	65	2
Less: Loans covered by multiple credit enhancements	(350)	(12)	(335)	(12)
Total unpaid principal balance of single-family loans with credit enhancement	$1,256	44%	$1,158	40%
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

Fannie Mae Second Quarter 2018 Form 10-Q	26

MD&A | Business Segments

The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to June 30, 2018(1)
(Dollars in billions)
Senior	Fannie Mae(2)				Initial Reference Pool(5)
	$1,331

Mezzanine	Fannie Mae(2)	CIRT(3)(4)	CAS(3)	Lender Risk-Sharing(3)
	$2	$6	$30	$1	$1,381

First Loss	Fannie Mae(2)		CAS(3)(6)	Lender Risk-Sharing(3)
	$7		$3	$1

Outstanding as of June 30, 2018(1)
(Dollars in billions)
Senior	Fannie Mae(2)				Outstanding Reference Pool(5)(7)
	$979

Mezzanine	Fannie Mae(2)	CIRT(3)(4)	CAS(3)	Lender Risk-Sharing(3)
	$1	$6	$22	$1	$1,020

First Loss	Fannie Mae(2)		CAS(3)(6)	Lender Risk-Sharing(3)
	$7		$3	$1
__________

(1)	For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.

(2)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(3)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(4)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $4 billion outstanding as of June 30, 2018.

(5)	For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.

(6)	For CAS transactions, “First Loss” represents all B tranche balances.

(7)
For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,026 billion as of June 30, 2018.

Fannie Mae Second Quarter 2018 Form 10-Q	27

MD&A | Business Segments

During the first half of 2018, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $150 billion at the time of the transactions.
We continue to transfer credit risk on a larger portion of our single-family book of business. Accordingly, the expenses related to these transactions increased from the first half of 2017 to the first half of 2018.

•	For the first half of 2018, we paid approximately $425 million in interest expense, net of LIBOR, on our outstanding CAS and approximately $130 million in CIRT premiums.

•	Comparatively, we paid approximately $364 million in interest expense, net of LIBOR, on our outstanding CAS and approximately $84 million in CIRT premiums for the first half of 2017.
As a part of our continued effort to innovate and improve our credit risk transfer programs, we are in the process of executing an enhancement to our credit risk transfer securities that will enable us to structure future CAS offerings as notes issued by a trust that qualifies as a Real Estate Mortgage Investment Conduit (“REMIC”). In order to facilitate this change, we began making a REMIC tax election on a majority of single-family loans we acquire and guarantee, beginning with loans in MBS pools issued on and after May 1, 2018. This proposed REMIC structure differs from the current CAS notes that are issued as Fannie Mae corporate debt. Under the current CAS structure, there can be a significant lag between the time when we recognize a provision for credit losses and when we recognize the related recovery from the CAS transaction. Under current accounting rules, while a credit expense on a loan in a reference pool for a CAS transaction is recorded when it is probable that we have incurred a loss, for our CAS issued beginning in 2016, a recovery is recorded only when an actual loss event occurs, which is typically several months after the collateral has been liquidated. The proposed new CAS structure will eliminate this timing mismatch, allowing us to recognize the credit loss protection benefit at the same time the credit loss is recognized in our condensed consolidated financial statements. We expect that upon our adoption of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, planned for January 1, 2020, we will recognize projected benefits we are entitled to receive from a credit enhancement when we recognize the expected loss on the mortgage loan (not to exceed the losses recorded in the financial statements), thereby continuing to record the benefit and the loss in the same period.
The proposed enhancements to our CAS program are designed to promote the continued growth of the market by expanding the potential investor base for these securities and limiting investor exposure to Fannie Mae counterparty risk, without disrupting the To-Be-Announced (“TBA”) MBS market. We may issue CAS under the new REMIC structure later this year, subject to FHFA approval, market conditions and other factors.
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

Fannie Mae Second Quarter 2018 Form 10-Q	28

MD&A | Business Segments

Delinquency
The table below displays the delinquency status of loans and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business, based on the number of loans. We include single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family delinquency rate. Seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2018	December 31, 2017	June 30, 2017
Delinquency status:
30 to 59 days delinquent	1.34%	1.63%	1.32%
60 to 89 days delinquent	0.34	0.50	0.34
Seriously delinquent (“SDQ”)	0.97	1.24	1.01
Percentage of SDQ loans that have been delinquent for more than 180 days	55%	43%	61%
Percentage of SDQ loans that have been delinquent for more than two years	13	13	20

	For the Six Months Ended June 30,
	2018	2017
Single-family SDQ loans (number of loans):
Beginning balance	212,183	206,549
Additions	119,040	116,271
Removals:
Modifications and other loan workouts	(54,435)	(38,515)
Liquidations and sales	(37,242)	(45,295)
Cured or less than 90 days delinquent	(73,315)	(64,860)
Total removals	(164,992)	(148,670)
Ending balance	166,231	174,150
Our single-family serious delinquency rate was 0.97% as of June 30, 2018, compared with 1.24% as of December 31, 2017 and 1.01% as of June 30, 2017. Our single-family serious delinquency rate increased in the latter part of 2017 due to the impact of Hurricanes Harvey, Irma and Maria (the “hurricanes”), but has since resumed its prior downward trend because many delinquent borrowers, including those in areas affected by the hurricanes, have resolved their loan delinquencies by obtaining loan modifications or through resuming payments and becoming current on their loans. We expect modification activity in areas affected by the hurricanes to slow down in the second half of the year as delinquency rates in the affected areas continue to fall. We expect our single-family serious delinquency rate to continue to decline, but at a more modest pace than in the past several years, and to experience period-to-period fluctuations.
Certain higher-risk loan categories, such as Alt-A loans, loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages, continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 6% of our single-family book of business as of June 30, 2018, but constituted 41% of our seriously delinquent single-family loans as of June 30, 2018. In addition, single-family loans originated in 2005 through 2008 drove 74% of our single-family credit losses in the second quarter of 2018 and 68% in the first half of 2018. Loans in certain judicial foreclosure states such as Florida, New Jersey and New York with historically long foreclosure timelines have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.

Fannie Mae Second Quarter 2018 Form 10-Q	29

MD&A | Business Segments

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2018			December 31, 2017			June 30, 2017
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	5%	0.36%	19%	5%	0.42%	19%	6%	0.43%
Florida	6	17	2.51	6	19	3.71	6	10	1.51
New Jersey	4	5	1.68	4	5	2.15	4	8	2.49
New York	5	7	1.66	5	7	2.02	5	10	2.21
All other states	66	66	0.88	66	64	1.09	66	66	0.94
Product type:
Alt-A(2)	2	12	4.21	2	12	4.95	3	14	4.52
Vintages:
2004 and prior	3	23	3.00	4	23	3.28	4	25	2.62
2005-2008	6	41	5.54	6	42	6.55	7	50	5.73
2009-2018	91	36	0.41	90	35	0.53	89	25	0.32
Estimated mark-to-market LTV ratio:
<= 60%	55	45	0.69	52	41	0.84	53	39	0.64
60.01% to 70%	18	17	1.07	18	18	1.34	19	16	1.02
70.01% to 80%	15	15	1.19	17	16	1.48	16	15	1.16
80.01% to 90%	8	10	1.69	8	11	2.09	8	12	1.79
90.01% to 100%	3	6	2.46	4	6	2.62	3	7	2.98
Greater than 100%	1	7	11.41	1	8	11.70	1	11	10.05
Credit enhanced:(3)
Primary MI & other(4)	20	24	1.40	20	26	1.95	19	27	1.68
Credit risk transfer(5)	36	8	0.29	32	8	0.42	28	3	0.15
Non-credit enhanced	56	71	1.06	60	69	1.27	63	72	1.03
__________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)	For a description of our Alt-A loan classification criteria, see “Glossary of Terms Used in This Report” in our 2017 Form 10-K.

(3)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2018 was 44%.

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

Fannie Mae Second Quarter 2018 Form 10-Q	30

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
The chart below displays our completed single-family loan workouts, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, or repayment or forbearance plans that have been initiated but not completed. As of June 30, 2018, there were approximately 43,900 loans in a trial modification period.
__________

(1)
Consists of modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Consists of short sales and deeds-in-lieu of foreclosure.
The increase in home retention solutions in the first half of 2018 compared with the first half of 2017 was primarily driven by modifications and forbearances granted during the first half of 2018 to borrowers in areas affected by the hurricanes.

Fannie Mae Second Quarter 2018 Form 10-Q	31

MD&A | Business Segments

REO Management
If a loan defaults, we acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our foreclosure activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Six Months
	Ended June 30,
	2018	2017
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	26,311	38,093
Acquisitions by geographic area:(2)
Midwest	3,284	4,712
Northeast	3,419	5,269
Southeast	4,403	6,530
Southwest	1,972	2,976
West	996	1,587
Total REO acquisitions(1)	14,074	21,074
Dispositions of REO	(18,378)	(27,796)
End of period inventory of single-family REO properties(1)	22,007	31,371
Carrying value of single-family REO properties (dollars in millions)	$2,696	$3,545
Single-family foreclosure rate(3)	0.16%	0.25%
REO net sales prices to unpaid principal balance(4)	77%	75%
Short sales net sales prices to unpaid principal balance(5)	77%	75%
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

Single-family foreclosed properties declined in the first half of 2018 compared with the first half of 2017 primarily due to declining REO acquisitions from serious delinquencies aged greater than 180 days over the course of the past year.

Fannie Mae Second Quarter 2018 Form 10-Q	32

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

Single-Family Credit Loss Performance Metrics
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2018			2017			2018			2017
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$(651)	8.8	bps	$(525)	7.2	bps	$(1,043)	7.1	bps	$(1,469)	10.2	bps
Foreclosed property expense	(136)	1.9		(32)	0.5		(298)	2.0		(248)	1.7
Credit losses and credit loss ratio	$(787)	10.7	bps	$(557)	7.7	bps	$(1,341)	9.1	bps	$(1,717)	11.9	bps
Single-family initial charge-off severity rate(2)		10.68%			14.50%			12.08%			15.97%
___________

(1)	Basis points are based on the amount for each line item presented divided by the average single-family guaranty book of business during the period.

(2)
The rate excludes any costs, gains or losses associated with REO after initial acquisition through final disposition. The rate includes charge-offs pursuant to the provisions of the Advisory Bulletin and charge-offs of property tax and insurance receivables.

Our single-family credit losses and credit loss ratio increased in the second quarter of 2018 compared with the second quarter of 2017, primarily due to higher charge-offs related to the redesignation of single-family loans from HFI to HFS in 2018. In addition, we had lower foreclosed property expense in the second quarter of 2017 as a result of income we received from the resolution of compensatory fees and representation and warranty matters during that quarter.
Our single-family credit losses and credit loss ratio decreased in the first half of 2018 compared with the first half of 2017 due to rising home prices with resulting lower charge-off severity rates in the first half of 2018, as well as an expansion at the beginning of 2017 of the charge-off criteria for non-liquidated loans pursuant to the provisions of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.”
Our single-family initial charge-off severity rates declined in the second quarter and first half of 2018, primarily as a result of higher home prices.
Single-Family Loss Reserves
Our single-family loss reserves provide for an estimate of credit losses incurred in our single-family guaranty book of business, including concessions we granted borrowers upon modification of their loans. Our loss reserves have declined substantially from their peak and are expected to decline further in 2018; however, we expect a smaller decline in our loss reserves in the future as compared to the trend in recent years, absent further significant redesignations of loans from HFI to HFS.

Fannie Mae Second Quarter 2018 Form 10-Q	33

MD&A | Business Segments

The table below summarizes the changes in our single-family loss reserves.

Single-Family Loss Reserves
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(18,568)	$(22,326)	$(19,155)	$(23,639)
Benefit for credit losses	1,295	1,255	1,491	1,655
Charge-offs	738	705	1,214	1,766
Recoveries	(87)	(180)	(171)	(297)
Other(1)	(16)	(7)	(17)	(38)
Ending balance	$(16,638)	$(20,553)	$(16,638)	$(20,553)

			As of
			June 30, 2018	December 31, 2017
Loss reserves as a percentage of single-family:
Guaranty book of business			0.56%	0.65%
Recorded investment in nonaccrual loans			45.72	40.80
__________

(1)	Amounts represent the portion of single-family benefit for credit losses, charge-offs and recoveries that are not a part of loss reserves.
Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the single-family loans classified as TDRs that are on accrual status and loans on nonaccrual status. The table includes our recorded investment in HFI and HFS single-family mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Single-Family Troubled Debt Restructurings on Accrual Status and Nonaccrual Loans
	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
TDRs on accrual status	$110,467	$110,043
Nonaccrual loans	36,395	46,945
Total TDRs on accrual status and nonaccrual loans	$146,862	$156,988
Accruing on-balance sheet loans past due 90 days or more(1)	$258	$353

	For the Six Months
	Ended June 30,
	2018	2017
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$1,306	$1,772
Interest income recognized(3)	2,918	2,884
__________

(1)
Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. The majority of these amounts consists of loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default.

Fannie Mae Second Quarter 2018 Form 10-Q	34

MD&A | Business Segments

(2)
Represents the amount of interest income we did not recognize, but would have recognized during the period for nonaccrual loans and TDRs on accrual status as of the end of each period had the loans performed according to their original contractual terms.

(3)	Includes primarily amounts accrued while the loans were performing and cash payments received on nonaccrual loans.
The post-modification unpaid principal balance of single-family HFI and HFS loans classified as TDRs as of June 30, 2018 was $145.8 billion, compared with $146.4 billion as of December 31, 2017. This decrease in loans classified as TDRs was primarily attributable to HFS loan sales in the second quarter of 2018, partially offset by a higher volume of single-family loan modifications and other forms of loss mitigation in the areas affected by the hurricanes that resulted in a restructuring of the terms of these loans in the first half of 2018.
Multifamily Business
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities.
Multifamily Mortgage Market
National multifamily market fundamentals, which include factors such as vacancy rates and rents, showed improvement during the second quarter of 2018 despite an increase in new apartment supply. As a result of continued multifamily demand, the national estimated vacancy level decreased during the second quarter of 2018, remaining near historic lows.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.5% as of June 30, 2018, compared to 5.8% as of March 31, 2018.

•	Rents. Rents continued to increase during the second quarter of 2018. National asking rents increased by an estimated 1.5%, compared with 0.5% during the first quarter of 2018.
Continued demand for multifamily rental units during the second quarter of 2018 was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 37,300 units, according to preliminary data from Reis, Inc., compared with approximately 36,100 units during the first quarter of 2018.
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
Multifamily Business Metrics
Multifamily new business volume increased in the second quarter of 2018 compared with the second quarter of 2017. FHFA’s 2018 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $35 billion, excluding certain targeted affordable and underserved market business segments. Approximately 36% of our multifamily new business volume of $25.8 billion for the first half of 2018 counted toward FHFA’s 2018 multifamily volume cap.
We support affordability in the multifamily rental market. We financed 188,000 multifamily units from new business volume in the second quarter of 2018, compared with 162,000 units in the second quarter of 2017. Over 90% of the multifamily units we financed in the second quarter of 2018 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

Fannie Mae Second Quarter 2018 Form 10-Q	35

MD&A | Business Segments

__________

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided during the period.
The chart below displays our multifamily MBS outstanding as of June 30, 2018 compared with December 31, 2017.
Multifamily Fannie Mae MBS Outstanding
(Dollars in billions)

Fannie Mae Second Quarter 2018 Form 10-Q	36

MD&A | Business Segments

Multifamily Business Financial Results

Multifamily Business Financial Results
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in millions)
Net interest income	$654	$636	$18	$1,325	$1,226	$99
Fee and other income	170	242	(72)	332	415	(83)
Net revenues	824	878	(54)	1,657	1,641	16
Fair value losses, net	(49)	(6)	(43)	(38)	(34)	(4)
Administrative expenses	(106)	(86)	(20)	(213)	(169)	(44)
Credit-related income (expense)(1)	(2)	10	(12)	19	5	14
Other expenses, net(2)	(71)	(72)	1	(134)	(157)	23
Income before federal income taxes	596	724	(128)	1,291	1,286	5
Provision for federal income taxes	(92)	(186)	94	(207)	(317)	110
Net income	$504	$538	$(34)	$1,084	$969	$115
__________

(1)	Consists of the benefit for credit losses and foreclosed property expense.

(2)	Consists of investment gains, gains (losses) on partnership investments and other income (expenses).
Net interest income
Multifamily net interest income increased in the first half of 2018 compared with the first half of 2017, primarily due to continued growth of our multifamily guaranty book of business.
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

Fannie Mae Second Quarter 2018 Form 10-Q	37

MD&A | Business Segments

Fee and Other Income
Fee and other income decreased in the second quarter and first half of 2018 compared with the second quarter and first half of 2017 primarily driven by lower yield maintenance fees as a result of increases in interest rates during the second quarter and first half of 2018.
Fair value losses, net
Fair value losses in the second quarter of 2018 were primarily driven by losses on commitments to buy multifamily mortgage-related securities as a result of increasing interest rates during the commitment periods.
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
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. In the first half of 2018, nearly 100% of our new multifamily business volume had lender risk-sharing. As of June 30, 2018, 97% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing, compared with 96% as of December 31, 2017.
Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. The table below displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.

Multifamily Guaranty Book of Business Key Risk Characteristics
	As of
	June 30, 2018	December 31, 2017	June 30, 2017
Weighted average original LTV ratio	67%	67%	67%
Original LTV ratio greater than 80%	1	2	2
Original DSCR less than or equal to 1.10	13	14	13
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of June 30, 2018 and December 31, 2017.
Multifamily Problem Loan Management and Foreclosure Prevention
The multifamily serious delinquency rate was 0.10% as of June 30, 2018, compared with 0.11% as of December 31, 2017 and 0.04% as of June 30, 2017. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. Higher multifamily serious delinquency rates as of both December 31, 2017 and June 30, 2018 resulted mostly from an increase in delinquent loans subject to forbearance agreements granted to borrowers in the areas affected by the hurricanes in the latter part of 2017.
REO Management
The number of multifamily foreclosed properties held for sale increased to 13 properties with a carrying value of $81 million as of June 30, 2018, compared with 11 properties with a carrying value of $66 million as of December 31, 2017.

Fannie Mae Second Quarter 2018 Form 10-Q	38

MD&A | Business Segments

Other Multifamily Credit Information
Multifamily Credit Losses
We had $4 million in multifamily credit losses in the second quarter of 2018 compared with $2 million in the second quarter of 2017. We had $8 million in multifamily credit losses in the first half of 2018 compared with $2 million in the first half of 2017. Our multifamily credit losses remain low as foreclosure activity remains low.
Multifamily Loss Reserves
The table below summarizes the changes in our multifamily loss reserves.

Multifamily Loss Reserves
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(220)	$(200)	$(245)	$(196)
Benefit for credit losses	1	12	22	8
Charge-offs	1	(1)	5	—
Recoveries	—	1	—	(1)
Other(1)	—	(1)	—	—
Ending balance	$(218)	$(189)	$(218)	$(189)

			As of
			June 30, 2018	December 31, 2017
Loss reserves as a percentage of multifamily guaranty book of business			0.07%	0.09%
__________

(1)	Amounts represent the portion of multifamily benefit for credit losses, charge-offs and recoveries that are not a part of loss reserves.
Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the composition of multifamily loans classified as TDRs that are on accrual status and multifamily loans on nonaccrual status. The table includes our recorded investment in HFI and HFS multifamily mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Multifamily Troubled Debt Restructurings on Accrual Status and Nonaccrual Loans
	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
TDRs on accrual status	$68	$87
Nonaccrual loans	619	424
Total TDRs on accrual status and nonaccrual loans	$687	$511

	For the Six Months
	Ended June 30,
	2018	2017
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$16	$9
Interest income recognized(2)	—	2

Fannie Mae Second Quarter 2018 Form 10-Q	39

MD&A | Business Segments

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
The chart and table below display information on our outstanding short-term and long-term debt of Fannie Mae based on original contractual maturity. The total amount of our outstanding debt of Fannie Mae decreased as of June 30, 2018 compared with December 31, 2017 primarily due to lower funding needs as our retained mortgage portfolio continued to decrease during the first half of 2018 and our draw of funds from Treasury in the first quarter of 2018.

Fannie Mae Second Quarter 2018 Form 10-Q	40

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	December 31, 2017	June 30, 2018
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	1.18%	1.86%
Interest rate on long-term debt, including portion maturing within one year	2.40%	2.66%
Interest rate on callable long-term debt	2.31%	2.66%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	123	116
Weighted-average maturity of debt maturing in more than one year (in months)	57	58
Other Data
Outstanding callable debt	$72.3	$69.0
Connecticut Avenue Securities(2)	$22.5	$24.6

__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis adjustments and fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized cost basis adjustments and fair value adjustments of $558 million and $788 million as of June 30, 2018 and December 31, 2017, respectively.

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

Fannie Mae Second Quarter 2018 Form 10-Q	41

MD&A | Liquidity and Capital Management

Activity in Debt of Fannie Mae
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$121,106	$162,311	$340,394	$313,695
Weighted-average interest rate	1.64%	0.78%	1.41%	0.65%
Long-term:(1)
Amount	$6,395	$5,914	$11,563	$19,022
Weighted-average interest rate	3.00%	2.81%	2.98%	2.44%
Total issued:
Amount	$127,501	$168,225	$351,957	$332,717
Weighted-average interest rate	1.70%	0.85%	1.46%	0.75%
Paid off during the period:(2)
Short-term:
Amount	$130,361	$169,440	$348,039	$318,186
Weighted-average interest rate	1.53%	0.68%	1.31%	0.58%
Long-term:(1)
Amount	$12,406	$23,424	$30,186	$39,296
Weighted-average interest rate	1.28%	4.52%	1.41%	3.59%
Total paid off:
Amount	$142,767	$192,864	$378,225	$357,482
Weighted-average interest rate	1.51%	1.14%	1.31%	0.91%
__________

(1)	Includes Connecticut Avenue Securities.

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

Fannie Mae Second Quarter 2018 Form 10-Q	42

MD&A | Liquidity and Capital Management

Cash Flows
Six Months Ended June 30, 2018. Cash, cash equivalents and restricted cash decreased by $11.5 billion in the six months ended June 30, 2018. The decrease was primarily driven by cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the purchase of Fannie Mae MBS from third parties and (3) the acquisition of delinquent loans out of MBS trusts.
Partially offsetting these cash outflows were cash inflows from, among other things, (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Six Months Ended June 30, 2017. Cash, cash equivalents and restricted cash decreased by $14.3 billion in the six months ended June 30, 2017. The decrease was primarily driven by cash outflows from (1) the purchase of Fannie Mae MBS from third parties, (2) the redemption of funding debt, which outpaced issuances, due to lower funding needs, and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Credit Ratings
In June 2018, upon reexamining the terms of our subordinated debt, Standard & Poor’s Ratings Services (“S&P”) both revised its rating on our outstanding subordinated debt from "AA-" to "AA" and announced that it was withdrawing its rating on our subordinated debt program due to our program no longer being active. There have been no other changes in our credit ratings since we filed our 2017 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2017 Form 10-K.

Fannie Mae Second Quarter 2018 Form 10-Q	43

MD&A | Liquidity and Capital Management

Capital Management
Regulatory Capital
The deficit of our core capital over statutory minimum capital was $136.3 billion as of June 30, 2018 and $144.4 billion as of December 31, 2017. For information on our minimum capital requirements, see “Note 12, Regulatory Capital Requirements” in our 2017 Form 10-K and “Legislation and Regulation” in this report.
Capital Activity
The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount.
Because we had a net worth of $3.9 billion as of March 31, 2018, we paid Treasury a second quarter 2018 dividend of $938 million. We expect to pay Treasury a third quarter 2018 dividend of $4.5 billion by September 30, 2018 based on our net worth of $7.5 billion as of June 30, 2018.
See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” and “Business—Legislative and Regulation—GSE Act and Other Regulation of Our Business—Conservatorship Capital Framework” in our 2017 Form 10-K for more information on the terms of our senior preferred stock, our senior preferred stock purchase agreement with Treasury and our conservatorship capital framework. See “Risk Factors” in our 2017 Form 10-K for a discussion of the risks associated with the limit on our capital reserves.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements result primarily from the following:

•	our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments over which we do not have control;

•	liquidity support transactions; and

•	partnership interests.
Our off-balance sheet exposure to credit losses is primarily related to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. This exposure was $21.5 billion as of June 30, 2018 and $25.1 billion as of December 31, 2017.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $9.0 billion as of June 30, 2018 and $9.2 billion as of December 31, 2017.

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

Fannie Mae Second Quarter 2018 Form 10-Q	44

MD&A | Risk Management

Measurement of Interest Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended June 30, 2018 and 2017.
During the second quarter of 2018, we revised the presentation of our interest rate risk measures to show the market value sensitivity in millions, rather than billions, and to show effective duration gap in years, rather than in months. We have revised all prior period interest rate risk measures to correspond to the current period presentation.
For information on how we measure our interest rate risk, see our 2017 Form 10-K in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.”

Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of (1)(2)
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Rate level shock:
-100 basis points	$(16)	$(44)
-50 basis points	24	(21)
+50 basis points	(93)	(29)
+100 basis points	(238)	(122)
Rate slope shock:
-25 basis points (flattening)	2	(17)
+25 basis points (steepening)	(2)	17

	For the Three Months Ended June 30,(1)(3)
	2018			2017
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.02	$(3)	$(55)	(0.01)	$(42)	$(37)
Minimum	(0.02)	(12)	(115)	(0.04)	(50)	(92)
Maximum	0.06	0	(29)	0.06	(26)	(2)
Standard deviation	0.01	2	16	0.02	8	21
__________

(1)
Computed based on changes in LIBOR interest rates swap curve. Changes in the level of interest rates assume a parallel shift in all maturities of the U.S. LIBOR interest rate swap curve. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of 16.7 basis points for the 1-year rate (and shorter tenors) and an opposite shift of 8.3 basis points for the 30-year rate. Rate shocks for remaining maturity points are interpolated.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero years in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of June 30, 2018. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of

Fannie Mae Second Quarter 2018 Form 10-Q	45

MD&A | Risk Management

interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of (1)
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Before derivatives	$(791)	$(520)
After derivatives	(93)	(29)
Effect of derivatives	698	491
__________

(1)	Measured on the last day of each period presented.

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

Forward-Looking Statements
This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, but are not limited to, statements relating to our expectations regarding the following matters:

•	our profitability, financial condition and results of operations, and the factors that will affect our profitability, financial condition and results of operations;

•	our business plans and strategies and the impact of such plans and strategies;

•	our dividend payments to Treasury;

•	our retained mortgage portfolio;

Fannie Mae Second Quarter 2018 Form 10-Q	46

MD&A | Forward-Looking Statements

•	our payments to HUD and Treasury funds under the GSE Act;

•	the effects of our credit risk transfer transactions;

•	the impact of accounting guidance and accounting changes on our business or financial results, including the impact of impairment accounting guidance;

•	mortgage market and economic conditions (including home price appreciation rates) and the impact of such conditions on our business or financial results;

•	the risks to our business;

•	our loss reserves;

•	our serious delinquency rate and the factors that will affect our serious delinquency rate;

•	our single-family loan acquisitions and the credit risk profile of such acquisitions; and

•	our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following:

•	the uncertainty of our future;

•	future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation;

•	actions by FHFA, Treasury, HUD or other regulators that affect our business;

•	changes in the structure and regulation of the financial services industry;

•	the timing and level of, as well as regional variation in, home price changes;

•	changes in interest rates and credit spreads;

•	changes in unemployment rates and other macroeconomic and housing market conditions;

•	credit availability;

•	disruptions in the housing and credit markets;

•	changes in the fiscal and monetary policies of the Federal Reserve, including implementation of the Federal Reserve’s balance sheet normalization program;

•	our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

•	the volume of mortgage originations;

•	the size, composition and quality of our guaranty book of business and retained mortgage portfolio;

•	our market share;

•	the life of the loans in our guaranty book of business;

•	challenges we face in retaining and hiring qualified executives and other employees;

•	our future serious delinquency rates;

•	the deteriorated credit performance of many loans in our guaranty book of business;

•	the conservatorship and its effect on our business;

•	the investment by Treasury and its effect on our business;

•	adverse effects from activities we undertake to support the mortgage market and help borrowers;

Fannie Mae Second Quarter 2018 Form 10-Q	47

MD&A | Forward-Looking Statements

•	actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of the Single Security Initiative;

•	limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	a decrease in our credit ratings;

•	limitations on our ability to access the debt capital markets;

•	significant changes in modification and foreclosure activity;

•	the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

•	changes in borrower behavior;

•	the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies;

•	defaults by one or more institutional counterparties;

•	resolution or settlement agreements we may enter into with our counterparties;

•	our need to rely on third parties to fully achieve some of our corporate objectives;

•	our reliance on mortgage servicers;

•	changes in GAAP, guidance by the Financial Accounting Standards Board and changes to our accounting policies;

•	changes in the fair value of our assets and liabilities;

•	operational control weaknesses;

•	our reliance on models and future updates we make to our models, including the assumptions used by these models;

•	global political risks;

•	natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events;

•	cyber attacks or other information security breaches or threats; and

•	those factors described in “Risk Factors” in this report and in our 2017 Form 10-K.
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

Fannie Mae Second Quarter 2018 Form 10-Q	48

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$20,853	$32,110
Restricted cash (includes $22,774 and $22,132, respectively, related to consolidated trusts)	27,876	28,150
Federal funds sold and securities purchased under agreements to resell or similar arrangements	16,300	19,470
Investments in securities:
Trading, at fair value (includes $3,363 and $747, respectively, pledged as collateral)	42,381	34,679
Available-for-sale, at fair value	3,723	4,843
Total investments in securities	46,104	39,522
Mortgage loans:
Loans held for sale, at lower of cost or fair value	14,323	4,988
Loans held for investment, at amortized cost:
Of Fannie Mae	140,154	162,809
Of consolidated trusts	3,070,959	3,029,812
Total loans held for investment (includes $9,628 and $10,596, respectively, at fair value)	3,211,113	3,192,621
Allowance for loan losses	(16,812)	(19,084)
Total loans held for investment, net of allowance	3,194,301	3,173,537
Total mortgage loans	3,208,624	3,178,525
Deferred tax assets, net	15,375	17,350
Accrued interest receivable, net (includes $7,702 and $7,560, respectively, related to consolidated trusts)	8,256	8,133
Acquired property, net	2,816	3,220
Other assets	17,160	19,049
Total assets	$3,363,364	$3,345,529
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $8,751 and $8,598, respectively, related to consolidated trusts)	$9,825	$9,682
Debt:
Of Fannie Mae (includes $7,558 and $8,186, respectively, at fair value)	250,690	276,752
Of consolidated trusts (includes $26,675 and $30,493, respectively, at fair value)	3,086,799	3,053,302
Other liabilities (includes $353 and $492, respectively, related to consolidated trusts)	8,591	9,479
Total liabilities	3,355,905	3,349,215
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	120,836	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(126,143)	(133,805)
Accumulated other comprehensive income	349	553
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (deficit) (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on our dividend obligation to Treasury)	7,459	(3,686)
Total liabilities and equity (deficit)	$3,363,364	$3,345,529

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	49

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Interest income:
Trading securities	$318	$176	$554	$318
Available-for-sale securities	50	91	121	192
Mortgage loans (includes $26,521 and $25,033, respectively, for the three months ended and $52,819 and $49,987, respectively, for the six months ended related to consolidated trusts)	28,307	27,011	56,341	54,058
Other	182	115	355	209
Total interest income	28,857	27,393	57,371	54,777
Interest expense:
Short-term debt	(110)	(57)	(217)	(101)
Long-term debt (includes $21,896 and $20,705, respectively, for the three months ended and $43,611 and $41,013, respectively, for the six months ended related to consolidated trusts)	(23,370)	(22,334)	(46,545)	(44,328)
Total interest expense	(23,480)	(22,391)	(46,762)	(44,429)
Net interest income	5,377	5,002	10,609	10,348
Benefit for credit losses	1,296	1,267	1,513	1,663
Net interest income after benefit for credit losses	6,673	6,269	12,122	12,011
Investment gains, net	277	385	527	376
Fair value gains (losses), net	229	(691)	1,274	(731)
Fee and other income	239	353	559	602
Non-interest income	745	47	2,360	247
Administrative expenses:
Salaries and employee benefits	(365)	(332)	(746)	(676)
Professional services	(254)	(234)	(497)	(463)
Other administrative expenses	(136)	(120)	(262)	(231)
Total administrative expenses	(755)	(686)	(1,505)	(1,370)
Foreclosed property expense	(139)	(34)	(301)	(251)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(565)	(518)	(1,122)	(1,021)
Other expenses, net	(366)	(291)	(569)	(673)
Total expenses	(1,825)	(1,529)	(3,497)	(3,315)
Income before federal income taxes	5,593	4,787	10,985	8,943
Provision for federal income taxes	(1,136)	(1,587)	(2,267)	(2,970)
Net income	4,457	3,200	8,718	5,973
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	4	(81)	(316)	(73)
Other	(2)	(2)	(5)	(4)
Total other comprehensive income (loss)	2	(83)	(321)	(77)
Total comprehensive income	$4,459	$3,117	$8,397	$5,896
Net income	$4,457	$3,200	$8,718	$5,973
Dividends distributed or available for distribution to senior preferred stockholder	(4,459)	(3,117)	(5,397)	(5,896)
Net income (loss) attributable to common stockholders	$(2)	$83	$3,321	$77
Earnings (loss) per share:
Basic	$0.00	$0.01	$0.58	$0.01
Diluted	0.00	0.01	0.56	0.01
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,893	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	50

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$(1,675)	$(3,626)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	141	937
Proceeds from sales of trading securities held for investment	96	124
Proceeds from maturities and paydowns of available-for-sale securities	417	1,214
Proceeds from sales of available-for-sale securities	672	922
Purchases of loans held for investment	(86,615)	(90,180)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	7,945	12,835
Proceeds from sales of loans acquired as held for investment of Fannie Mae	2,555	2,361
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	202,923	208,576
Advances to lenders	(55,151)	(57,533)
Proceeds from disposition of acquired property and preforeclosure sales	4,848	6,874
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	3,170	1,195
Other, net	(495)	(208)
Net cash provided by investing activities	80,506	87,117
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	473,373	489,301
Payments to redeem debt of Fannie Mae	(499,674)	(510,340)
Proceeds from issuance of debt of consolidated trusts	172,507	181,764
Payments to redeem debt of consolidated trusts	(239,297)	(250,251)
Payments of cash dividends on senior preferred stock to Treasury	(938)	(8,250)
Proceeds from senior preferred stock purchase agreement with Treasury	3,687	—
Other, net	(20)	11
Net cash used in financing activities	(90,362)	(97,765)
Net decrease in cash, cash equivalents and restricted cash	(11,531)	(14,274)
Cash, cash equivalents and restricted cash at beginning of period	60,260	62,177
Cash, cash equivalents and restricted cash at end of period	$48,729	$47,903
Cash paid during the period for:
Interest	$54,408	$56,207
Income taxes	460	1,070
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	51

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
The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, and related notes, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2017 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the three and six months ended June 30, 2018 may not necessarily be indicative of the results for the year ending December 31, 2018.
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
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. In the first quarter of 2018, we received $3.7 billion from Treasury to eliminate our net worth deficit as of December 31, 2017. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of June 30, 2018, and the amount of remaining funding available to us under the agreement was $113.9 billion.
Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. Acting as successor to the rights, titles, powers and privileges of the Board, our conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable since we entered into conservatorship in 2008. Effective January 1, 2018, the dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. On June 30, 2018, we paid

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	52

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Treasury a dividend of $938 million based on our net worth of $3.9 billion as of March 31, 2018, less the applicable capital reserve amount of $3.0 billion. Because we had a net worth of $7.5 billion as of June 30, 2018, we expect to pay Treasury a dividend of $4.5 billion for the third quarter of 2018 by September 30, 2018.
The liquidation preference of the senior preferred stock is subject to adjustment. The aggregate liquidation preference of the senior preferred stock was $123.8 billion as of June 30, 2018.
See “Note 11, Equity (Deficit)” in our 2017 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Regulatory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $136.3 billion as of June 30, 2018 and $144.4 billion as of December 31, 2017. Due to the terms of our senior preferred stock described above, we do not expect to eliminate our deficit of core capital over statutory minimum capital.
Related Parties
As a result of our issuance to Treasury of a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2018, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $123.8 billion. FHFA’s control of Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. In 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $6 million and $11 million for the three months ended June 30, 2018 and 2017, respectively, and $13 million and $23 million for the six months ended June 30, 2018 and 2017, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
We made tax payments to the Internal Revenue Service (“IRS”), a bureau of Treasury, of $460 million during the three and six months ended June 30, 2018. We made tax payments of $1.1 billion during the three and six months ended June 30, 2017.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through certain programs, including a new issue bond (“NIB”) program. As of June 30, 2018, under the NIB program, Fannie Mae and Freddie Mac had $4.7 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.
The fee revenue and expense related to the TCCA are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $565 million and $518 million in TCCA fees during the three months ended June 30, 2018 and 2017, respectively, and $1.1 billion and $1.0 billion for the six months ended June 30, 2018 and 2017, respectively, of which $565 million had not been remitted to Treasury as of June 30, 2018.
We incurred expenses in connection with certain funding obligations under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (the “GSE Act”), a portion of which is attributable to Treasury’s Capital Magnet Fund. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $19 million and $15 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the three months ended June 30, 2018 and 2017, respectively, and $37 million and $30 million for the six months ended June 30, 2018 and 2017, respectively, of which $37 million had not been remitted as of June 30, 2018.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	53

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

In addition to the transactions with Treasury mentioned above, we purchase and sell Treasury securities in the normal course of business. As of June 30, 2018 and December 31, 2017, we held Treasury securities with a fair value of $35.7 billion and $29.2 billion, respectively, and accrued interest receivable of $116 million and $77 million, respectively. We recognized interest income on these securities held by us of $164 million and $86 million for the three months ended June 30, 2018 and 2017, respectively, and $293 million and $149 million for the six months ended June 30, 2018 and 2017, respectively.
Transactions with Freddie Mac
As of June 30, 2018 and December 31, 2017, we held Freddie Mac mortgage-related securities with a fair value of $543 million and $613 million, respectively, and accrued interest receivable of $2 million. We recognized interest income on these securities held by us of $6 million and $10 million for the three months ended June 30, 2018 and 2017, respectively, and $13 million and $23 million for the six months ended June 30, 2018 and 2017, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated. Freddie Mac may also be an investor in our debt securities.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $26 million for the three months ended June 30, 2018 and 2017, respectively, and $55 million and $56 million for the six months ended June 30, 2018 and 2017, respectively.
Transactions with CSS
In connection with the company we jointly own with Freddie Mac, we contributed capital to CSS of $35 million and $18 million for the three months ended June 30, 2018 and 2017, respectively, and $76 million and $53 million for the six months ended June 30, 2018 and 2017, respectively. No other transactions outside of normal business activities have occurred between us and CSS during the three and six months ended June 30, 2018 and 2017.
Income Taxes
The decrease in our provision for federal income taxes for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was the result of the Tax Cuts and Jobs Act of 2017, which reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. This decline was the primary driver of the reduction in our effective tax rate to 20.3% for the three months ended June 30, 2018 and 20.6% for the six months ended June 30, 2018, compared with 33.2% for both the three and six months ended June 30, 2017. Our effective tax rates for all the periods presented were different from the prevailing federal statutory rate primarily due to the benefits of our investments in housing projects eligible for low-income housing tax credits.
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock). Weighted average common shares includes 4.6 billion shares for the periods ended June 30, 2018 and 2017 that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the six months ended June 30, 2018 and 2017, our diluted EPS weighted average shares outstanding includes shares of common stock that would be issuable upon the conversion of 131 million shares of convertible preferred stock. For the three months ended June 30, 2018,

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	54

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

convertible preferred stock is not included in the calculation because a net loss attributable to common stockholders was incurred and it would have an anti-dilutive effect.
New Accounting Guidance
The following table updates information about our significant policies that have recently been adopted or are yet to be adopted from the information included in our 2017 Form 10-K.

Standard	Description	Date of Adoption or Planned Adoption	Impact on Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	January 1, 2018	The adoption of the amendments did not have a material impact on our condensed consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)
The main objective of this update is to address the diversity in practice that currently exists in regards to how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.
January 1, 2018
This guidance was applied retrospectively to the statement of cash flows for the prior period presented. The adoption of the amendments did not have a material impact on our condensed consolidated financial statements.

ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force)
The amendments in this update address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. Specifically, this amendment dictates that the statement of cash flows should explain the change in the period of the total of cash, cash equivalents and restricted cash balances.
January 1, 2018
This guidance was applied retrospectively to the statements of cash flows for the prior period presented. As a result of this adoption, the net change in restricted cash that results from transfers between cash, cash equivalents, and restricted cash will no longer be presented as an investing activity in our condensed consolidated statement of cash flows. The adoption of the amendments did not have a material impact on our condensed consolidated financial statements.

ASU 2018-02, Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.	January 1, 2018	The early adoption of this guidance resulted in the reclassification of $117 million in stranded tax amounts from accumulated other comprehensive income to retained earnings.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
January 1, 2020
We are continuing to evaluate the impact of this guidance on our condensed consolidated financial statements. We expect the greater impact of the guidance to relate to our accounting for credit losses for loans that are not individually impaired. The adoption of this guidance may increase our allowance for loan losses and decrease, perhaps substantially, our retained earnings.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	55

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

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$1,640	$3,809
Non-Fannie Mae	4,925	1,580
Total trading securities	6,565	5,389
Available-for-sale securities:
Fannie Mae	1,825	2,032
Non-Fannie Mae	1,322	2,062
Total available-for-sale securities	3,147	4,094
Other assets	70	74
Other liabilities	(104)	(467)
Net carrying amount	$9,678	$9,090
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $14 billion and $15 billion as of June 30, 2018 and December 31, 2017, respectively. The total assets of our unconsolidated securitization trusts were approximately $70 billion as of June 30, 2018 and December 31, 2017.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $103 million and the related carrying value was $81 million as of June 30, 2018. As of December 31, 2017, the maximum exposure to loss was $105 million and the related carrying value was $82 million. The total assets of these limited partnership investments were $3.0 billion and $3.2 billion as of June 30, 2018 and December 31, 2017, respectively.
The unpaid principal balance of our multifamily loan portfolio was $275.8 billion as of June 30, 2018. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	56

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2018 and 2017, the unpaid principal balance of portfolio securitizations was $51.6 billion and $69.2 billion, respectively. For the six months ended June 30, 2018 and 2017, the unpaid principal balance of portfolio securitizations was $115.9 billion and $126.5 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2018, the unpaid principal balance of retained interests was $1.6 billion and its related fair value was $2.5 billion. The unpaid principal balance of retained interests was $3.9 billion and its related fair value was $4.7 billion as of December 31, 2017. For the three months ended June 30, 2018 and 2017, the principal and interest received on retained interests was $128 million and $303 million, respectively. For the six months ended June 30, 2018 and 2017, the principal and interest received on retained interests was $354 million and $560 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.2 billion and $1.3 billion as of June 30, 2018 and December 31, 2017, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
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
For purposes of the single-family mortgage loan disclosures in this footnote, we define “primary” class as mortgage loans that are not included in other loan classes; “government” class as mortgage loans that are guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, and that are not Alt-A; and “other” class as loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.
The following table displays the carrying value of our mortgage loans.

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Single-family	$2,910,803	$2,890,634
Multifamily	275,797	265,069
Total unpaid principal balance of mortgage loans	3,186,600	3,155,703
Cost basis and fair value adjustments, net	38,836	41,906
Allowance for loan losses for loans held for investment	(16,812)	(19,084)
Total mortgage loans	$3,208,624	$3,178,525
The following table displays information about our redesignated mortgage loans.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	57

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
	(Dollars in millions)
Carrying value of loans redesignated from HFI to HFS	$6,235	$2,879	$13,602	$5,422
Carrying value of loans redesignated from HFS to HFI	12	17	30	52
Loans sold - unpaid principal balance	3,710	2,947	4,458	3,040
Realized gains on sale of mortgage loans	210	55	208	53
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $12.0 billion and $13.0 billion as of June 30, 2018 and December 31, 2017, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
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

	As of June 30, 2018
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$28,773	$6,876	$17,962	$53,611	$2,776,694	$2,830,305	$29	$28,570
Government(2)	49	17	185	251	24,068	24,319	185	—
Alt-A	2,569	876	2,485	5,930	53,395	59,325	4	3,854
Other	935	313	941	2,189	15,901	18,090	3	1,417
Total single-family	32,326	8,082	21,573	61,981	2,870,058	2,932,039	221	33,841
Multifamily(3)	13	N/A	347	360	277,107	277,467	—	619
Total	$32,339	$8,082	$21,920	$62,341	$3,147,165	$3,209,506	$221	$34,460

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	58

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2017
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$35,582	$10,396	$23,999	$69,977	$2,732,818	$2,802,795	$87	$37,971
Government(2)	55	21	206	282	30,807	31,089	206	—
Alt-A	3,186	1,147	3,418	7,751	59,475	67,226	5	5,094
Other	1,185	411	1,252	2,848	19,016	21,864	5	1,834
Total single-family	40,008	11,975	28,875	80,858	2,842,116	2,922,974	303	44,899
Multifamily(3)	26	N/A	276	302	266,699	267,001	—	424
Total	$40,034	$11,975	$29,151	$81,160	$3,108,815	$3,189,975	$303	$45,323
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	June 30, 2018(1)			December 31, 2017(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value (“LTV”) ratio:(2)
Less than or equal to 80%	$2,516,133	$49,011	$14,537	$2,439,858	$51,903	$16,428
Greater than 80% and less than or equal to 90%	218,193	4,846	1,585	238,038	6,680	2,277
Greater than 90% and less than or equal to 100%	83,243	2,675	940	106,076	4,044	1,443
Greater than 100%	12,736	2,793	1,028	18,823	4,599	1,716
Total	$2,830,305	$59,325	$18,090	$2,802,795	$67,226	$21,864
__________

(1)
Excludes $24.3 billion and $31.1 billion as of June 30, 2018 and December 31, 2017, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	June 30,	December 31,
	2018	2017
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$273,064	$263,416
Classified(1)	4,403	3,585
Total	$277,467	$267,001

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	59

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

_________

(1)
Represents loans classified as “Substandard,” which have a well-defined weakness that jeopardizes the timely full repayment. Loans with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values are referred to as “Doubtful.” We had no loans classified as doubtful for the periods indicated.

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

	As of
	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$89,828	$86,148	$(11,258)	$91,194	$86,864	$(11,652)
Government	274	279	(58)	276	279	(56)
Alt-A	19,098	17,475	(3,314)	23,077	21,045	(4,046)
Other	6,900	6,504	(1,252)	8,488	8,006	(1,493)
Total single-family	116,100	110,406	(15,882)	123,035	116,194	(17,247)
Multifamily	229	230	(39)	279	280	(42)
Total individually impaired loans with related allowance recorded	116,329	110,636	(15,921)	123,314	116,474	(17,289)
With no related allowance recorded:(1)
Single-family:
Primary	15,904	15,086	—	16,027	15,158	—
Government	61	56	—	66	60	—
Alt-A	2,915	2,608	—	3,253	2,870	—
Other	868	803	—	988	909	—
Total single-family	19,748	18,553	—	20,334	18,997	—
Multifamily	354	356	—	308	310	—
Total individually impaired loans with no related allowance recorded	20,102	18,909	—	20,642	19,307	—
Total individually impaired loans(2)	$136,431	$129,545	$(15,921)	$143,956	$135,781	$(17,289)

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	60

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30,
	2018			2017
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$88,526	$915	$109	$94,599	$955	$77
Government	279	9	—	295	2	—
Alt-A	19,349	219	16	24,249	240	14
Other	7,265	73	6	9,419	82	5
Total single-family	115,419	1,216	131	128,562	1,279	96
Multifamily	232	1	—	259	4	—
Total individually impaired loans with related allowance recorded	115,651	1,217	131	128,821	1,283	96
With no related allowance recorded:(1)
Single-family:
Primary	14,942	243	32	15,091	273	24
Government	57	2	—	61	1	—
Alt-A	2,723	61	5	3,026	67	2
Other	857	15	1	1,016	21	1
Total single-family	18,579	321	38	19,194	362	27
Multifamily	355	1	—	284	7	—
Total individually impaired loans with no related allowance recorded	18,934	322	38	19,478	369	27
Total individually impaired loans	$134,585	$1,539	$169	$148,299	$1,652	$123

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	61

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30,
	2018			2017
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$88,342	$1,826	$216	$96,395	$1,941	$165
Government	278	12	—	298	5	—
Alt-A	20,020	431	32	24,896	489	29
Other	7,556	144	11	9,805	169	10
Total single-family	116,196	2,413	259	131,394	2,604	204
Multifamily	248	1	—	280	6	—
Total individually impaired loans with related allowance recorded	116,444	2,414	259	131,674	2,610	204
With no related allowance recorded:(1)
Single-family:
Primary	14,988	486	58	15,050	562	47
Government	58	2	—	61	2	—
Alt-A	2,781	119	9	3,056	140	5
Other	878	31	2	1,041	44	2
Total single-family	18,705	638	69	19,208	748	54
Multifamily	340	3	—	278	10	—
Total individually impaired loans with no related allowance recorded	19,045	641	69	19,486	758	54
Total individually impaired loans	$135,489	$3,055	$328	$151,160	$3,368	$258
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans classified as TDRs with a recorded investment of $128.5 billion and $134.7 billion as of June 30, 2018 and December 31, 2017, respectively. Includes multifamily loans classified as TDRs with a recorded investment of $211 million and $185 million as of June 30, 2018 and December 31, 2017, respectively.

(3)
Total single-family interest income recognized of $1.5 billion for the three months ended June 30, 2018 consists of $1.4 billion of contractual interest and $186 million of effective yield adjustments. Total single-family interest income recognized of $1.7 billion for the three months ended June 30, 2017 consists of $1.5 billion of contractual interest and $229 million of effective yield adjustments. Total single-family interest income recognized of $3.1 billion for the six months ended June 30, 2018 consists of $2.7 billion of contractual interest and $352 million of effective yield adjustments. Total single-family interest income recognized of $3.4 billion for the six months ended June 30, 2017 consists of $2.9 billion of contractual interest and $497 million of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended June 30, 2018 and 2017, the average term extension of a single-family modified loan was 128 months and 155 months, respectively, and the average interest rate reduction was 0.13 and 0.67 percentage points, respectively. During the six months ended June 30, 2018 and

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

2017, the average term extension of a single-family modified loan was 133 months and 154 months, respectively, and the average interest rate reduction was 0.18 and 0.80 percentage points, respectively.
The following tables display the number of loans and recorded investment in loans classified as a TDR.

	For the Three Months Ended June 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	21,820	$3,148	14,148	$1,945
Government	26	2	45	4
Alt-A	1,538	200	1,328	194
Other	285	52	271	46
Total single-family	23,669	3,402	15,792	2,189
Multifamily	2	19	3	17
Total TDRs	23,671	$3,421	15,795	$2,206

	For the Six Months Ended June 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	63,499	$9,672	31,383	$4,308
Government	74	6	106	10
Alt-A	3,720	483	2,893	418
Other	730	136	580	99
Total single-family	68,023	10,297	34,962	4,835
Multifamily	10	61	3	17
Total TDRs	68,033	$10,358	34,965	$4,852
The increase in loans classified as TDRs for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 was primarily attributable to single-family loan modifications and other forms of loss mitigation in the areas affected by Hurricanes Harvey, Irma and Maria that resulted in a restructuring of the terms of these loans.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

For loans that had a payment default in the period presented and that were classified as a TDR in the twelve months prior to the payment default, the following tables display the number of loans and our recorded investment in these loans at the time of payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure, or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended June 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	3,834	$554	4,238	$589
Government	15	2	25	3
Alt-A	588	92	616	97
Other	131	26	150	30
Total TDRs that subsequently defaulted	4,568	$674	5,029	$719

	For the Six Months Ended June 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	8,652	$1,255	8,717	$1,210
Government	29	4	44	5
Alt-A	1,265	201	1,230	193
Other	326	64	351	68
Total single-family	10,272	1,524	10,342	1,476
Multifamily	1	2	1	4
Total TDRs that subsequently defaulted	10,273	$1,526	10,343	$1,480
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

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	64

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.
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
The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(18,523)	$(21,938)	$(18,849)	$(23,283)
Benefit for loan losses(1)	1,270	1,185	1,192	1,605
Charge-offs	731	689	1,196	1,729
Recoveries	(64)	(146)	(124)	(231)
Other(2)	(16)	(8)	(17)	(38)
Ending balance	$(16,602)	$(20,218)	$(16,602)	$(20,218)
Multifamily allowance for loan losses:
Beginning balance	$(211)	$(191)	$(235)	$(182)
Benefit for loan losses(1)	—	11	20	2
Charge-offs	1	—	5	—
Recoveries	—	(1)	—	(1)
Ending balance	$(210)	$(181)	$(210)	$(181)
Total allowance for loan losses:
Beginning balance	$(18,734)	$(22,129)	$(19,084)	$(23,465)
Benefit for loan losses(1)	1,270	1,196	1,212	1,607
Charge-offs	732	689	1,201	1,729
Recoveries	(64)	(147)	(124)	(232)
Other(2)	(16)	(8)	(17)	(38)
Ending balance	$(16,812)	$(20,399)	$(16,812)	$(20,399)
__________

(1)	Benefit for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)	Amounts represent the portion of benefit for loan losses, charge-offs and recoveries that are not a part of the allowance for loan losses.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays the allowance for loan losses and recorded investment in our HFI loans by impairment or allowance methodology and portfolio segment, excluding loans for which we have elected the fair value option.

	As of
	June 30, 2018			December 31, 2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$(15,882)	$(39)	$(15,921)	$(17,247)	$(42)	$(17,289)
Collectively reserved loans	(720)	(171)	(891)	(1,602)	(193)	(1,795)
Total allowance for loan losses	$(16,602)	$(210)	$(16,812)	$(18,849)	$(235)	$(19,084)

Recorded investment in loans by segment:
Individually impaired loans(1)	$128,959	$586	$129,545	$135,191	$590	$135,781
Collectively reserved loans	2,803,080	276,881	3,079,961	2,787,783	266,411	3,054,194
Total recorded investment in loans	$2,932,039	$277,467	$3,209,506	$2,922,974	$267,001	$3,189,975
__________

(1)	Includes acquired credit-impaired loans.
5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	June 30, 2018	December 31, 2017
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae(1)	$1,696	$3,876
Other agency	3,494	1,118
Alt-A and subprime private-label securities(1)	1,430	453
Commercial mortgage-backed securities (“CMBS”)	—	9
Mortgage revenue bonds	1	1
Total mortgage-related securities	6,621	5,457
Non-mortgage-related securities:
U.S. Treasury securities	35,663	29,222
Other securities	97	—
Total non-mortgage-related securities	35,760	29,222
Total trading securities	$42,381	$34,679
__________

(1)
The increase in Alt-A and subprime private-label securities and the corresponding decrease in Fannie Mae securities from December 31, 2017 to June 30, 2018 was due to the dissolution of a Fannie Mae-wrapped private-label securities trust in the first quarter of 2018.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays information about our net trading gains (losses).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
	(Dollars in millions)
Net trading gains	$21	$18	$119	$86
Net trading gains (losses) recognized in the period related to securities still held at period end	1	(7)	48	71
Available-for-Sale Securities
We record available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Gross realized gains	$—	$227	$363	$230
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	6	799	641	894
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of June 30, 2018
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,866	$72	$(34)	$1,904
Other agency	279	19	—	298
Alt-A and subprime private-label securities	357	292	—	649
Mortgage revenue bonds	494	16	(4)	506
Other mortgage-related securities	342	24	—	366
Total	$3,338	$423	$(38)	$3,723

	As of December 31, 2017
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,044	$102	$(27)	$2,119
Other agency	332	25	—	357
Alt-A and subprime private-label securities	662	652	—	1,314
CMBS	15	—	—	15
Mortgage revenue bonds	655	20	(4)	671
Other mortgage-related securities	350	17	—	367
Total	$4,058	$816	$(31)	$4,843

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Investments in Securities

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

	As of June 30, 2018
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$190	$(29)	$419
Mortgage revenue bonds	(1)	29	(3)	3
Total	$(6)	$219	$(32)	$422

	As of December 31, 2017
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$134	$(26)	$461
Mortgage revenue bonds	—	—	(4)	3
Total	$(1)	$134	$(30)	$464
Other-Than-Temporary Impairments
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $733 million, $729 million and $1.1 billion as of June 30, 2018, March 31, 2018 and December 31, 2017, respectively. The decrease in the six months ended June 30, 2018 was primarily driven by securities no longer held in our portfolio at period end.
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $1.8 billion as of June 30, 2017 and March 31, 2017, and $1.9 billion as of December 31, 2016. The decrease in the six months ended June 30, 2017 was primarily driven by securities no longer held in our portfolio at period end.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	68

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

	As of June 30, 2018
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$1,866	$1,904	$—	$—	$12	$12	$80	$85	$1,774	$1,807
Other agency	279	298	2	2	11	11	44	47	222	238
Alt-A and subprime private-label securities	357	649	—	—	—	—	—	—	357	649
Mortgage revenue bonds	494	506	4	4	33	33	61	61	396	408
Other mortgage-related securities	342	366	—	—	—	—	6	6	336	360
Total	$3,338	$3,723	$6	$6	$56	$56	$191	$199	$3,085	$3,462
6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The remaining contractual terms of our guarantees range from 1 day to 34 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets, and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2018			December 31, 2017
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$7,680	$30	$7,054	$10,876	$127	$7,340
Other guaranty arrangements(2)	13,824	133	2,320	14,265	131	2,404
Total	$21,504	$163	$9,374	$25,141	$258	$9,744
__________

(1)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 13, Concentrations of Credit Risk” in our 2017 Form 10-K and “Note 11, Concentrations of Credit Risk” in this report.

(2)	Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	June 30, 2018		December 31, 2017
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$25,726	1.86%	$33,377	1.18%
Debt of consolidated trusts	339	1.88	379	1.11
Total short-term debt	$26,065	1.86%	$33,756	1.18%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of June 30, 2018 and December 31, 2017.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2018			December 31, 2017
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2018 - 2030	$116,563	2.28%	2018 - 2030	$123,541	2.11%
Medium-term notes(2)	2018 - 2026	69,986	1.46	2018 - 2026	75,901	1.41
Other(3)	2018 - 2038	6,876	4.66	2018 - 2038	7,421	4.84
Total senior fixed		193,425	2.06		206,863	1.95
Senior floating:
Medium-term notes(2)	2019 - 2020	1,175	1.86	2018 - 2020	8,425	1.36
Connecticut Avenue Securities(4)	2023 - 2030	24,589	5.66	2023 - 2030	22,527	5.18
Other(5)	2020 - 2037	354	9.00	2020 - 2037	376	6.36
Total senior floating		26,118	5.54		31,328	4.14
Subordinated debentures	2019	5,357	9.96	2019	5,106	9.93
Secured borrowings(6)	2021 - 2022	64	1.66	2021 - 2022	78	1.70
Total long-term debt of Fannie Mae(7)		224,964	2.66		243,375	2.40
Debt of consolidated trusts	2018 - 2057	3,086,460	2.84	2018 - 2057	3,052,923	2.80
Total long-term debt		$3,311,424	2.83%		$3,296,298	2.77%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

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

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $517 million and $752 million as of June 30, 2018 and December 31, 2017, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of June 30, 2018				As of December 31, 2017
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$93,391	$723	$19,845	$(674)	$52,732	$772	$70,211	$(2,120)
Receive-fixed	106,673	1,123	63,209	(1,296)	31,671	2,391	138,852	(1,764)
Basis	273	98	600	—	873	124	—	—
Foreign currency	229	37	231	(59)	234	59	236	(56)
Swaptions:
Pay-fixed	11,525	254	600	(2)	9,750	95	4,000	(20)
Receive-fixed	500	19	7,375	(336)	250	13	9,250	(304)
Other(1)	24,716	20	—	(1)	13,240	22	7,315	(1)
Total gross risk management derivatives	237,307	2,274	91,860	(2,368)	108,750	3,476	229,864	(4,265)
Accrued interest receivable (payable)	—	418	—	(438)	—	835	—	(814)
Netting adjustment(2)	—	(2,608)	—	2,756	—	(4,272)	—	4,979
Total net risk management derivatives	$237,307	$84	$91,860	$(50)	$108,750	$39	$229,864	$(100)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$6,025	$20	$1,506	$(1)	$4,143	$9	$1,570	$(2)
Forward contracts to purchase mortgage-related securities	80,636	263	11,060	(16)	45,925	108	21,099	(21)
Forward contracts to sell mortgage-related securities	5,498	5	134,031	(537)	19,320	15	85,556	(205)
Total mortgage commitment derivatives	92,159	288	146,597	(554)	69,388	132	108,225	(228)
Derivatives at fair value	$329,466	$372	$238,457	$(604)	$178,138	$171	$338,089	$(328)
__________

(1)	Includes credit risk transfer transactions, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $742 million and $1.4 billion as of June 30, 2018 and December 31, 2017, respectively. Cash collateral received was $594 million and $649 million as of June 30, 2018 and December 31, 2017, respectively.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$967	$(691)	$3,750	$—
Receive-fixed	(597)	639	(2,984)	322
Basis	(3)	16	(26)	23
Foreign currency	(41)	11	(25)	23
Swaptions:
Pay-fixed	36	(48)	165	(48)
Receive-fixed	(22)	(8)	(38)	(26)
Other	(16)	3	(4)	(5)
Net accrual of periodic settlements	(286)	(224)	(501)	(479)
Total risk management derivatives fair value gains (losses), net	38	(302)	337	(190)
Mortgage commitment derivatives fair value gains (losses), net	(76)	(192)	488	(272)
Total derivatives fair value gains (losses), net	$(38)	$(494)	$825	$(462)
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

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The following table displays our segment results.

	For the Three Months Ended June 30,
	2018			2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,723	$654	$5,377	$4,366	$636	$5,002
Fee and other income(2)	69	170	239	111	242	353
Net revenues	4,792	824	5,616	4,477	878	5,355
Investment gains, net(3)	252	25	277	321	64	385
Fair value gains (losses), net(4)	278	(49)	229	(685)	(6)	(691)
Administrative expenses	(649)	(106)	(755)	(600)	(86)	(686)
Credit-related income (expense)(5)
Benefit for credit losses	1,295	1	1,296	1,255	12	1,267
Foreclosed property expense	(136)	(3)	(139)	(32)	(2)	(34)
Total credit-related income (expense)	1,159	(2)	1,157	1,223	10	1,233
TCCA fees(6)	(565)	—	(565)	(518)	—	(518)
Other expenses, net	(270)	(96)	(366)	(155)	(136)	(291)
Income before federal income taxes	4,997	596	5,593	4,063	724	4,787
Provision for federal income taxes	(1,044)	(92)	(1,136)	(1,401)	(186)	(1,587)
Net income	$3,953	$504	$4,457	$2,662	$538	$3,200

	For the Six Months Ended June 30,
	2018			2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$9,284	$1,325	$10,609	$9,122	$1,226	$10,348
Fee and other income(2)	227	332	559	187	415	602
Net revenues	9,511	1,657	11,168	9,309	1,641	10,950
Investment gains, net(3)	494	33	527	271	105	376
Fair value gains (losses), net(4)	1,312	(38)	1,274	(697)	(34)	(731)
Administrative expenses	(1,292)	(213)	(1,505)	(1,201)	(169)	(1,370)
Credit-related income (expense)(5)
Benefit for credit losses	1,491	22	1,513	1,655	8	1,663
Foreclosed property expense	(298)	(3)	(301)	(248)	(3)	(251)
Total credit-related income	1,193	19	1,212	1,407	5	1,412
TCCA fees(6)	(1,122)	—	(1,122)	(1,021)	—	(1,021)
Other expenses, net	(402)	(167)	(569)	(411)	(262)	(673)
Income before federal income taxes	9,694	1,291	10,985	7,657	1,286	8,943
Provision for federal income taxes	(2,060)	(207)	(2,267)	(2,653)	(317)	(2,970)
Net income	$7,634	$1,084	$8,718	$5,004	$969	$5,973

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Segment Reporting

__________

(1)
Net interest income primarily consists of guaranty fees received as compensation for assuming and managing the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to TCCA.

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

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.
10.  Equity
The following table displays the activity in other comprehensive income (loss), net of tax, by major categories.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net income	$4,457	$3,200	$8,718	$5,973
Other comprehensive income (loss), net of tax effect:
Changes in net unrealized gains (losses) on AFS securities (net of tax of $1 and $6, respectively, for the three months ended and net of tax of $14 and $11, respectively, for the six months ended)	4	11	(53)	20
Reclassification adjustments for gains on AFS securities and other-than-temporary impairment (“OTTI”) recognized in net income (net of tax of $0 and $50, respectively, for the three months ended and $70 and $51, respectively, for the six months ended)	—	(92)	(263)	(93)
Other	(2)	(2)	(5)	(4)
Total other comprehensive income (loss)	2	(83)	(321)	(77)
Total comprehensive income	$4,459	$3,117	$8,397	$5,896
The following table displays our accumulated other comprehensive income, net of tax, by major categories.

	As of
	June 30,	December 31,
	2018	2017
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$50	$87
Net unrealized gains on AFS securities for which we have recorded OTTI	254	423
Other	45	43
Accumulated other comprehensive income	$349	$553

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Equity

The following table displays changes in accumulated other comprehensive income, net of tax.

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2018			2017			2018			2017
	AFS(1)	Other	Total	AFS(1)	Other	Total	AFS(1)	Other	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$300	$47	$347	$724	$41	$765	$510	$43	$553	$716	$43	$759
Reclassification of accumulated other comprehensive income to retained earnings resulting from the enactment of the Tax Cuts and Jobs Act(2)	—	—	—	—	—	—	110	7	117	—	—	—
Other comprehensive income (loss) before reclassifications	4	—	4	11	—	11	(53)	—	(53)	20	—	20
Amounts reclassified from other comprehensive income (loss)	—	(2)	(2)	(92)	(2)	(94)	(263)	(5)	(268)	(93)	(4)	(97)
Net other comprehensive income (loss)	4	(2)	2	(81)	(2)	(83)	(316)	(5)	(321)	(73)	(4)	(77)
Ending balance	$304	$45	$349	$643	$39	$682	$304	$45	$349	$643	$39	$682
__________

(1)
The amounts reclassified from accumulated other comprehensive income represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

(2)
Reclassification from accumulated other comprehensive income to retained earnings of the tax effects resulting from the enactment of tax legislation on December 22, 2017 that reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. This amount is not included in Net other comprehensive income (loss) for the period ending June 30, 2018.

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

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional and total multifamily guaranty book of business.

	As of
	June 30, 2018(1)			December 31, 2017(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.14%	0.29%	0.90%	1.42%	0.43%	1.15%
Percentage of single-family conventional loans(4)	1.34	0.34	0.97	1.63	0.50	1.24

	As of
	June 30, 2018(1)		December 31, 2017(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	1%	11.41%	1%	11.70%
Geographical distribution:
California	19	0.36	19	0.42
Florida	6	2.51	6	3.71
New Jersey	4	1.68	4	2.15
New York	5	1.66	5	2.02
All other states	66	0.88	66	1.09
Product distribution:
Alt-A	2	4.21	2	4.95
Vintages:
2004 and prior	3	3.00	4	3.28
2005-2008	6	5.54	6	6.55
2009-2018	91	0.41	90	0.53
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of June 30, 2018 and December 31, 2017.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2018 and December 31, 2017.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	June 30, 2018 (1)(2)		December 31, 2017(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.01%	0.10%	0.03%	0.11%

	As of
	June 30, 2018		December 31, 2017
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	1%	0.19%	2%	0.21%
Less than or equal to 80%	99	0.10	98	0.11
Current DSCR less than 1.0(5)	2	3.25	2	1.96
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of June 30, 2018 and December 31, 2017, excluding loans that have been defeased.

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

	As of
	June 30, 2018		December 31, 2017
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$144,023		$137,941
Pool mortgage insurance	432		519
Total mortgage insurance risk in force	$144,455	5%	$138,460	5%

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk in force mortgage insurance coverage on the single-family loans in our guaranty book of business.

	Percentage of Total Risk in Force Mortgage Insurance Coverage
	As of
	June 30, 2018	December 31, 2017
Counterparty:(1)
Arch Capital Group Ltd.(2)	25%	25%
Radian Guaranty, Inc.	21	21
Mortgage Guaranty Insurance Corp.	19	19
Genworth Mortgage Insurance Corp.	15	15
Essent Guaranty, Inc.	11	11
Others	9	9
Total	100%	100%
__________

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.

(2)	Arch Capital Group Ltd. is the parent company of Arch Mortgage Insurance Co. and United Guaranty Residential Insurance Co.
Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (”RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $5.4 billion, or 4%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2018.
PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 72.5% of claims under its mortgage insurance policies in cash and is deferring the remaining 27.5%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us its previously outstanding deferred payment obligations as well as interest on those obligations; however, RMIC remains in run-off.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our combined loss reserves. As of June 30, 2018 and December 31, 2017, the amount by which our estimated benefit from mortgage insurance reduced our combined loss reserves was $833 million and $989 million, respectively.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

We had outstanding receivables of $792 million recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2018 and $858 million as of December 31, 2017 related to amounts claimed on insured, defaulted loans excluding government-insured loans. Of this amount, $47 million as of June 30, 2018 and $75 million as of December 31, 2017 was due from our mortgage servicers or sellers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $568 million as of June 30, 2018 and $593 million as of December 31, 2017. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of June 30, 2018 and December 31, 2017.
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

	Percentage of Single-Family Guaranty Book of Business
	As of
	June 30, 2018	December 31, 2017
Wells Fargo Bank, N.A. (together with its affiliates)	18%	18%
Remaining top five depository servicers	16	17
Top five non-depository servicers	21	20
Total	55%	55%
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business.

	Percentage of Multifamily Guaranty Book of Business
	As of
	June 30, 2018	December 31, 2017
Wells Fargo Bank, N.A. (together with its affiliates)	14%	14%
Walker & Dunlop, LLC	11	12
Remaining top five servicers	23	22
Total	48%	48%
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

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

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

	As of June 30, 2018
		Gross Amount Offset (1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,672	$(2,630)	$42		$—	$—	$42
Cleared risk management derivatives	—	22	22		—	—	22
Mortgage commitment derivatives	288	—	288		(196)	—	92
Total derivative assets	2,960	(2,608)	352	(4)	(196)	—	156
Securities purchased under agreements to resell or similar arrangements(5)	27,350	—	27,350		—	(27,350)	—
Total assets	$30,310	$(2,608)	$27,702		$(196)	$(27,350)	$156
Liabilities:
OTC risk management derivatives	$(2,805)	$2,757	$(48)		$—	$—	$(48)
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(554)	—	(554)		196	325	(33)
Total derivative liabilities	(3,359)	2,756	(603)	(4)	196	326	(81)
Total liabilities	$(3,359)	$2,756	$(603)		$196	$326	$(81)

	As of December 31, 2017
		Gross Amount Offset (1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,479	$(2,464)	$15		$—	$—	$15
Cleared risk management derivatives	1,811	(1,808)	3		—	—	3
Mortgage commitment derivatives	132	—	132		(117)	(1)	14
Total derivative assets	4,422	(4,272)	150	(4)	(117)	(1)	32
Securities purchased under agreements to resell or similar arrangements(5)	44,670	—	44,670		—	(44,670)	—
Total assets	$49,092	$(4,272)	$44,820		$(117)	$(44,671)	$32
Liabilities:
OTC risk management derivatives	$(3,045)	$2,957	$(88)		$—	$—	$(88)
Cleared risk management derivatives	(2,033)	2,022	(11)		—	11	—
Mortgage commitment derivatives	(228)	—	(228)		117	93	(18)
Total derivative liabilities	(5,306)	4,979	(327)	(4)	117	104	(106)
Total liabilities	$(5,306)	$4,979	$(327)		$117	$104	$(106)

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

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

(3)
Represents collateral received or posted that has not been offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $2.2 billion and $747 million as of June 30, 2018 and December 31, 2017, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $27.4 billion and $44.7 billion, of which $24.9 billion and $42.5 billion could be sold or repledged as of June 30, 2018 and December 31, 2017, respectively. None of the underlying collateral was sold or repledged as of June 30, 2018 or December 31, 2017.

(4)
Excludes derivative assets of $20 million and $21 million as of June 30, 2018 and December 31, 2017, respectively, and derivative liabilities of $1 million as of June 30, 2018 and December 31, 2017, recognized in our condensed consolidated balance sheets that are not subject to enforceable master netting arrangements.

(5)
Includes $11.1 billion and $25.2 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

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
Fair Value Measurement
Fair value measurement guidance defines fair value, establishes a framework for measuring fair value, and sets forth disclosures around fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value. The guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities. The next priority, Level 2, is given to measurements of assets and liabilities based on limited observable inputs or observable inputs for similar assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Fair Value

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$498	$—	$—	$—	$498
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,617	79	—	1,696
Other agency	—	3,494	—	—	3,494
Alt-A and subprime private-label securities	—	1,430	—	—	1,430
Mortgage revenue bonds	—	—	1	—	1
Non-mortgage-related securities:
U.S. Treasury securities	35,663	—	—	—	35,663
Other securities	—	97	—	—	97
Total trading securities	35,663	6,638	80	—	42,381
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,700	204	—	1,904
Other agency	—	298	—	—	298
Alt-A and subprime private-label securities	—	623	26	—	649
Mortgage revenue bonds	—	—	506	—	506
Other	—	9	357	—	366
Total available-for-sale securities	—	2,630	1,093	—	3,723
Mortgage loans	—	8,610	1,018	—	9,628
Other assets:
Risk management derivatives:
Swaps	—	2,291	108	—	2,399
Swaptions	—	273	—	—	273
Other	—	—	20	—	20
Netting adjustment	—	—	—	(2,608)	(2,608)
Mortgage commitment derivatives	—	287	1	—	288
Total other assets	—	2,851	129	(2,608)	372
Total assets at fair value	$36,161	$20,729	$2,320	$(2,608)	$56,602

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$7,204	$354	$—	$7,558
Total of Fannie Mae	—	7,204	354	—	7,558
Of consolidated trusts	—	26,356	319	—	26,675
Total long-term debt	—	33,560	673	—	34,233
Other liabilities:
Risk management derivatives:
Swaps	—	2,466	1	—	2,467
Swaptions	—	338	—	—	338
Other	—	—	1	—	1
Netting adjustment	—	—	—	(2,756)	(2,756)
Mortgage commitment derivatives	—	544	10	—	554
Total other liabilities	—	3,348	12	(2,756)	604
Total liabilities at fair value	$—	$36,908	$685	$(2,756)	$34,837

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$2,905	$971	$—	$3,876
Other agency	—	1,083	35	—	1,118
Alt-A and subprime private-label securities	—	259	194	—	453
CMBS	—	9	—	—	9
Mortgage revenue bonds	—	—	1	—	1
Non-mortgage-related securities:
U.S. Treasury securities	29,222	—	—	—	29,222
Total trading securities	29,222	4,256	1,201	—	34,679
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,911	208	—	2,119
Other agency	—	357	—	—	357
Alt-A and subprime private-label securities	—	1,237	77	—	1,314
CMBS	—	15	—	—	15
Mortgage revenue bonds	—	—	671	—	671
Other	—	10	357	—	367
Total available-for-sale securities	—	3,530	1,313	—	4,843
Mortgage loans	—	9,480	1,116	—	10,596
Other assets:
Risk management derivatives:
Swaps	—	4,035	146	—	4,181
Swaptions	—	108	—	—	108
Other	—	—	22	—	22
Netting adjustment	—	—	—	(4,272)	(4,272)
Mortgage commitment derivatives	—	131	1	—	132
Total other assets	—	4,274	169	(4,272)	171
Total assets at fair value	$29,222	$21,540	$3,799	$(4,272)	$50,289

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

(2)	Cash equivalent are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	86

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2018
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2018(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, March 31, 2018	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases	Sales	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$83	$(5)		$—	$—	$—	$—	$—	$—	$1	$79	$3
Mortgage revenue bonds	1	—		—	—	—	—	—	—	—	1	—
Total trading securities	$84	$(5)	(6)(7)	$—	$—	$—	$—	$—	$—	$1	$80	$3
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$202	$1		$4	$—	$—	$—	$(3)	$—	$—	$204	$—
Alt-A and subprime private-label securities	27	—		—	—	—	—	(1)	—	—	26	—
Mortgage revenue bonds	539	(11)		10	—	(7)	—	(25)	—	—	506	—
Other	351	7		10	—	—	—	(11)	—	—	357	—
Total available-for-sale securities	$1,119	$(3)	(7)(8)	$24	$—	$(7)	$—	$(40)	$—	$—	$1,093	$—
Mortgage loans	$1,102	$11	(6)(7)	$—	$—	$—	$—	$(79)	$(51)	$35	$1,018	$8
Net derivatives	133	(28)	(6)	—	—	—	—	12	—	—	117	(14)
Long-term debt:
Of Fannie Mae:
Senior floating	$(357)	$3		$—	$—	$—	$—	$—	$—	$—	$(354)	$3
Of consolidated trusts	(462)	4		—	—	—	—	21	177	(59)	(319)	(1)
Total long-term debt	$(819)	$7	(6)	$—	$—	$—	$—	$21	$177	$(59)	$(673)	$2

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2018
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2018(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2017	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$971	$166		$—	$1	$(1,060)	$—	$—	$—	$1	$79	$3
Other agency	35	(1)		—	—	—	—	(1)	(33)	—	—	—
Alt-A and subprime private-label securities	194	(85)		—	—	—	—	(5)	(104)	—	—	—
Mortgage revenue bonds	1	—		—	—	—	—	—	—	—	1	—
Total trading securities	$1,201	$80	(6)(7)	$—	$1	$(1,060)	$—	$(6)	$(137)	$1	$80	$3
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$208	$1		$—	$—	$—	$—	$(5)	$—	$—	$204	$—
Alt-A and subprime private-label securities	77	—		(45)	—	—	—	(2)	(4)	—	26	—
Mortgage revenue bonds	671	—		(3)	—	(18)	—	(144)	—	—	506	—
Other	357	14		8	—	—	—	(22)	—	—	357	—
Total available-for-sale securities	$1,313	$15	(7)(8)	$(40)	$—	$(18)	$—	$(173)	$(4)	$—	$1,093	$—
Mortgage loans	$1,116	$28	(6)(7)	$—	$—	$—	$—	$(127)	$(87)	$88	$1,018	$16
Net derivatives	134	(86)	(6)	—	—	—	—	16	53	—	117	(37)
Long-term debt:
Of Fannie Mae:
Senior floating	$(376)	$22		$—	$—	$—	$—	$—	$—	$—	$(354)	$22
Of consolidated trusts	(582)	7		—	—	—	1	31	331	(107)	(319)	(1)
Total long-term debt	$(958)	$29	(6)	$—	$—	$—	$1	$31	$331	$(107)	$(673)	$21

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2017
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2017(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, March 31, 2017	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3(4)	Balance, June 30, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$856	$1		$—	$63	$—	$—	$(2)	$(21)	$974	$1,871	$—
Alt-A and subprime private-label securities	272	3		—	—	—	—	(11)	—	—	264	2
Mortgage revenue bonds	20	3		—	—	(21)	—	(1)	—	—	1	—
Total trading securities	$1,148	$7	(6)(7)	$—	$63	$(21)	$—	$(14)	$(21)	$974	$2,136	$2
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$232	$—		$(3)	$—	$—	$—	$(2)	$(21)	$—	$206	$—
Alt-A and subprime private-label securities	205	—		(21)	—	—	—	(6)	—	—	178	—
Mortgage revenue bonds	1,185	34		(11)	—	(312)	—	(23)	—	—	873	—
Other	417	—		(19)	—	—	—	(18)	—	—	380	—
Total available-for-sale securities	$2,039	$34	(7)(8)	$(54)	$—	$(312)	$—	$(49)	$(21)	$—	$1,637	$—
Mortgage loans	$1,149	$24	(6)(7)	$—	$—	$—	$—	$(55)	$(21)	$22	$1,119	$19
Net derivatives	113	27	(6)	—	—	—	—	(16)	—	—	124	9
Long-term debt:
Of Fannie Mae:
Senior floating	$(350)	$(15)		$—	$—	$—	$—	$—	$—	$—	$(365)	$(14)
Of consolidated trusts	(214)	(5)		—	—	—	—	12	22	(575)	(760)	(5)
Total long-term debt	$(564)	$(20)	(6)	$—	$—	$—	$—	$12	$22	$(575)	$(1,125)	$(19)

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	89

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

(2)
Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts. For the first half of 2018, includes the dissolution of a Fannie Mae-wrapped private-label securities trust.

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)
Transfers of Fannie Mae trading securities into Level 3 during the second quarter and first half of 2017 consisted primarily of a Fannie Mae security backed by private-label mortgage-related securities. Prices for this security were based on inputs that were not readily available. Transfers of long-term debt of consolidated trusts into Level 3 during the second quarter and first half of 2017 consisted of securities for which prices were estimated using inputs that were not readily available.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Fair Value

The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of June 30, 2018
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$79	Various
Mortgage revenue bonds	1	Various
Total trading securities	$80
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$204	Various
Alt-A and subprime private-label securities	26	Various
Mortgage revenue bonds	389	Single Vendor	Spreads (bps)	1.5	-	320.4	51.0
	117	Various
Total mortgage revenue bonds	506
Other	305	Discounted Cash Flow	Default Rate (%)	3.8			3.8
			Prepayment Speed (%)	6.5			6.5
			Severity (%)	95.0			95.0
			Spreads (bps)	68.5	-	400.0	399.0
	52	Various
Total other	357
Total available-for-sale securities	$1,093
Net derivatives	$107	Dealer Mark
	10	Various
Total net derivatives	$117

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
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
In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of June 30, 2018 or December 31, 2017 that were measured at fair value on a nonrecurring basis. We held $298 million and $14 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017, respectively.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	92

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

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2018	December 31, 2017
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Single Vendor	$618	$1,880
	Consensus	4,427	1,113
	Various	1	—
Total mortgage loans held for sale, at lower of cost or fair value		5,046	2,993
Single-family mortgage loans held for investment, at amortized cost	Internal Model	790	1,623
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	131	163
	Various	24	32
Total multifamily mortgage loans held for investment, at amortized cost		155	195
Acquired property, net:(1)
Single-family	Accepted Offers	181	218
	Appraisals	386	438
	Walk Forwards	154	222
	Internal Model	211	319
	Various	38	113
Total single-family		970	1,310
Multifamily	Various	16	19
Other assets	Various	1	2
Total nonrecurring assets at fair value		$6,978	$6,142
__________

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of June 30, 2018, these methodologies comprised approximately 76% of our valuations, while accepted offers comprised approximately 19% of our valuations. Based on the number of properties measured as of December 31, 2017, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2017 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the six months ended June 30, 2018.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	93

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

	As of June 30, 2018
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$48,729	$37,679	$11,050	$—	$—	$48,729
Federal funds sold and securities purchased under agreements to resell or similar arrangements	16,300	—	16,300	—	—	16,300
Trading securities	42,381	35,663	6,638	80	—	42,381
Available-for-sale securities	3,723	—	2,630	1,093	—	3,723
Mortgage loans held for sale	14,323	—	1,436	13,894	—	15,330
Mortgage loans held for investment, net of allowance for loan losses	3,194,301	—	2,917,541	231,082	—	3,148,623
Advances to lenders	3,901	—	3,899	2	—	3,901
Derivative assets at fair value	372	—	2,851	129	(2,608)	372
Guaranty assets and buy-ups	151	—	—	370	—	370
Total financial assets	$3,324,181	$73,342	$2,962,345	$246,650	$(2,608)	$3,279,729
Financial liabilities:
Short-term debt:
Of Fannie Mae	$25,726	$—	$25,730	$—	$—	$25,730
Of consolidated trusts	339	—	—	338	—	338
Long-term debt:
Of Fannie Mae	224,964	—	228,853	791	—	229,644
Of consolidated trusts	3,086,460	—	2,973,785	40,988	—	3,014,773
Derivative liabilities at fair value	604	—	3,348	12	(2,756)	604
Guaranty obligations	163	—	—	121	—	121
Total financial liabilities	$3,338,256	$—	$3,231,716	$42,250	$(2,756)	$3,271,210

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2017
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$60,260	$35,060	$25,200	$—	$—	$60,260
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,470	—	19,470	—	—	19,470
Trading securities	34,679	29,222	4,256	1,201	—	34,679
Available-for-sale securities	4,843	—	3,530	1,313	—	4,843
Mortgage loans held for sale	4,988	—	101	5,333	—	5,434
Mortgage loans held for investment, net of allowance for loan losses	3,173,537	—	2,886,470	315,719	—	3,202,189
Advances to lenders	4,938	—	4,936	2	—	4,938
Derivative assets at fair value	171	—	4,274	169	(4,272)	171
Guaranty assets and buy-ups	149	—	—	436	—	436
Total financial assets	$3,303,035	$64,282	$2,948,237	$324,173	$(4,272)	$3,332,420
Financial liabilities:
Short-term debt:
Of Fannie Mae	$33,377	$—	$33,379	$—	$—	$33,379
Of consolidated trusts	379	—	—	378	—	378
Long-term debt:
Of Fannie Mae	243,375	—	249,780	837	—	250,617
Of consolidated trusts	3,052,923	—	3,014,250	40,683	—	3,054,933
Derivative liabilities at fair value	328	—	5,272	35	(4,979)	328
Guaranty obligations	258	—	—	456	—	456
Total financial liabilities	$3,330,640	$—	$3,302,681	$42,389	$(4,979)	$3,340,091
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

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Fair Value

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	June 30, 2018			December 31, 2017
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$9,628	$7,558	$26,675	$10,596	$8,186	$30,493
Unpaid principal balance	9,510	6,780	24,695	10,246	7,368	27,717
__________

(1)
Includes nonaccrual loans with a fair value of $181 million and $227 million as of June 30, 2018 and December 31, 2017, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2018 and December 31, 2017 was $28 million and $46 million, respectively. Includes loans that are 90 days or more past due with a fair value of $131 million and $159 million as of June 30, 2018 and December 31, 2017, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2018 and December 31, 2017 was $22 million and $34 million, respectively.

Changes in Fair Value under the Fair Value Option Election
We recorded losses of $27 million and $176 million for the three and six months ended June 30, 2018, respectively, and gains of $94 million and $136 million for the three and six months ended June 30, 2017, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $247 million and $501 million for the three and six months ended June 30, 2018, respectively, and losses of $288 million and $457 million for the three and six months ended June 30, 2017, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	96

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
Senior Preferred Stock Purchase Agreements Litigation
A consolidated class action and three non-class action lawsuits filed by Fannie Mae and Freddie Mac shareholders are pending in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, and Freddie Mac that challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury. In the consolidated class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”), plaintiffs filed an amended complaint on November 1, 2017 that alleges the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, particularly the right to receive dividends. Plaintiffs allege claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duties, and violations of Delaware and Virginia corporate law against us, FHFA and Freddie Mac, and breach of fiduciary duties claims derivatively on our and Freddie Mac’s behalf against FHFA. Plaintiffs seek to represent several classes of preferred and/or common shareholders of Fannie Mae and/or Freddie Mac who held stock as of the public announcement of the August 2012 amendments. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. The defendants moved to dismiss the amended complaint on January 10, 2018.
In two of the non-class action suits, Arrowood Indemnity Company v. Fannie Mae and Fairholme Funds v. FHFA, the plaintiffs, Fannie Mae and Freddie Mac preferred shareholders, filed amended complaints on November 1, 2017 against us, FHFA as our conservator, the Director of FHFA (in his official capacity) and Freddie Mac alleging that the net worth sweep dividend provisions nullified certain rights of the preferred shareholders, particularly the right to receive dividends, and exceeded FHFA’s statutory authority. Plaintiffs bring claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duties and violations of Delaware and Virginia corporate law. They also assert claims for violation of the Administrative Procedure Act against FHFA. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. Defendants moved to dismiss both amended complaints on January 10, 2018.
On May 21, 2018, another Fannie Mae and Freddie Mac shareholder filed a pro se complaint for declaratory relief and compensatory damages against Fannie Mae (including certain members of its Board of Directors), Freddie Mac (including certain members of its Board of Directors) and FHFA, as conservator. Plaintiff in that case, Angel v. Federal Home Loan Mortgage Corporation, asserts claims for breach of contract, breach of implied covenants of good faith and fair dealing, and aiding and abetting the federal government in avoiding an alleged implicit guarantee of dividend payments. Defendants moved to dismiss the complaint on July 12, 2018.
On August 2, 2017, shareholder David J. Voacolo filed a lawsuit, Voacolo v. Fannie Mae, in the U.S. District Court for the District of New Jersey against Fannie Mae and the United States alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the senior preferred stock purchase agreements were a violation of due process and an illegal exaction. Plaintiff seeks damages only. Defendants filed motions to dismiss on March 26, 2018. On May 4, 2018, the court granted defendants’ motions to dismiss.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Fannie Mae (In conservatorship) Second Quarter 2018 Form 10-Q	97

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2018, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2018 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2018 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2018 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2018 and as of the date of filing this report:

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

Fannie Mae Second Quarter 2018 Form 10-Q	98

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2018 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2018 (“Second Quarter 2018 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2018 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Second Quarter 2018 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2018 Form 10-Q and had no objection to our filing the Second Quarter 2018 Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since March 31, 2018 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fannie Mae Second Quarter 2018 Form 10-Q	99

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
Integration of Nonperforming Loans into the Single-Family Mortgage Loan Accounting Platform
In April 2018, we completed an initiative to integrate our accounting for nonperforming loans into our existing single-family performing loan accounting platform. As a result of this initiative, we redesigned, removed or replaced multiple existing internal controls that were previously considered effective with new controls. This new system was operating during the second quarter of 2018 and was used to prepare our second quarter 2018 condensed consolidated financial statements included in this report.

Fannie Mae Second Quarter 2018 Form 10-Q	100

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2017 Form 10-K and our First Quarter 2018 Form 10-Q. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and June 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending or were terminated after March 31, 2018 are as follows:
District of Columbia. Fannie Mae is a defendant in four cases pending in the U.S District Court for the District of Columbia. Three of the cases have been consolidated for pretrial proceedings. Defendants moved to dismiss the complaints in these cases on January 10, 2018. The fourth case was filed on May 21, 2018, and defendants moved to dismiss the case on July 12, 2018. All four of the cases are described in “Note 14, Commitments and Contingencies.”
Northern District of Illinois. On March 20, 2017, the U.S. District Court for the Northern District of Illinois dismissed the case pending before it. On May 3, 2018, the U.S Court of Appeals for the Seventh Circuit affirmed the district court’s judgment.
Northern District of Iowa. On March 27, 2017, the U.S. District Court for the Northern District of Iowa dismissed the case pending before it. Plaintiffs’ appeal is pending before the U.S. Court of Appeals for the Eighth Circuit.
Southern District of Texas. On May 22, 2017, the U.S. District Court for the Southern District of Texas dismissed the case pending before it. On July 16, 2018, the U.S Court of Appeals for the Fifth Circuit found that FHFA’s structure violates the Constitution’s separation of powers, but affirmed the dismissal of plaintiffs’ statutory claims seeking to invalidate the net worth sweep dividend provisions.
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

Fannie Mae Second Quarter 2018 Form 10-Q	101

Other Information

process and an illegal exaction. Plaintiff seeks damages only. On May 4, 2018, the court granted defendants’ motions to dismiss.
U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in two actions filed against the United States in the U.S. Court of Federal Claims: Fisher v. United States of America, filed on December 2, 2013, and Rafter v. United States of America, filed on August 14, 2014. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter plaintiffs are pursing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher case on January 23, 2014; however, the court stayed proceedings in the Fisher and Rafter cases until discovery concluded in a related case, Fairholme Funds v. United States. That discovery is complete, and plaintiffs filed amended complaints on March 8, 2018.
District of Delaware. Fannie Mae is a nominal defendant in Jacobs v. FHFA, filed on August 17, 2015 against FHFA and Treasury in the U.S. District Court for the District of Delaware. Plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements violate Delaware law. Plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae and directly against the government. The court dismissed the case on November 27, 2017. Plaintiffs’ appeal is pending before the U.S. Court of Appeals for the Third Circuit.
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

Fannie Mae Second Quarter 2018 Form 10-Q	102

Other Information

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
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended June 30, 2018, we did not sell any equity securities.
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
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2018.

Fannie Mae Second Quarter 2018 Form 10-Q	103

Other Information

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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae Second Quarter 2018 Form 10-Q	104

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed with or incorporated by reference into this report.

Item	Description
3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through May 24, 2018
3.2
Fannie Mae Bylaws, as amended through July 21, 2016 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2016, filed August 4, 2016.)

10.1	Advisory Council Membership Agreement, dated as of February 3, 2017, by and between Fannie Mae and Antony Jenkins
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae Second Quarter 2018 Form 10-Q	105

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer

Date: August 2, 2018

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: August 2, 2018

Fannie Mae Second Quarter 2018 Form 10-Q	106