Form 10-Q
period 2018-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2018-11-02
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File No.: 0-50231
Federal National Mortgage Association
(Exact name of registrant as specified in its charter)
Fannie Mae

Federally chartered corporation	52-0883107	1100 15th Street, NW Washington, DC 20005	3900 Wisconsin Avenue, NW Washington, DC 20016	(800) 2FANNIE (800-232-6643)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices, including zip code)	(Former address, if changed since last report)	(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 30, 2018, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2018 Form 10-Q	i

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

Our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Congress continues to consider options for reform of the housing finance system, including Fannie Mae. As a result of our agreements with the U.S. Department of the Treasury (“Treasury”) and directives from our conservator, we are not permitted to retain more than $3.0 billion in capital reserves or to pay dividends or other distributions to stockholders other than Treasury. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA, see “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation” and “Risk Factors” in our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and “Legislation and Regulation” and “Risk Factors” in our Form 10-Q for the quarter ended March 31, 2018 (“First Quarter 2018 Form 10-Q”), our Form 10-Q for the quarter ended June 30, 2018 (“Second Quarter 2018 Form 10-Q”), and in this report.

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
Through our single-family and multifamily business segments, we provided $140 billion in liquidity to the mortgage market in the third quarter of 2018, which enabled the financing of 726,000 home purchases, refinancings or rental units.

Fannie Mae Third Quarter 2018 Form 10-Q	1

MD&A | Introduction

Fannie Mae Provided $140 Billion in Liquidity in the Third Quarter of 2018

Executive Summary
Summary of Our Financial Performance

Quarterly Results

The increase in our net income in the third quarter of 2018, compared with the third quarter of 2017, was primarily driven by:
•
a shift to a benefit for credit losses from a provision for credit losses;

•
a shift to fair value gains from fair value losses; and

•
a lower provision for federal income taxes;

•
partially offset by a decrease in fee and other income.

See “Consolidated Results of Operations” for more information on our quarterly financial results.

Fannie Mae Third Quarter 2018 Form 10-Q	2

MD&A | Executive Summary

Year-to-Date Results

The increase in our net income in the first nine months of 2018, compared with the first nine months of 2017, was primarily driven by:
•
a shift to fair value gains from fair value losses;

•
a lower provision for federal income taxes; and

•
a higher benefit for credit losses;

•
partially offset by a decrease in fee and other income.

See “Consolidated Results of Operations” for more information on our year-to-date financial results.

Net Worth
Our net worth of $7.0 billion as of September 30, 2018 reflects our comprehensive income of $4.0 billion for the third quarter of 2018 and $3.0 billion in retained capital reserves.
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

Fannie Mae Third Quarter 2018 Form 10-Q	3

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
We expect to pay Treasury a fourth quarter 2018 dividend of $4.0 billion by December 31, 2018. The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. As noted above, our net worth was $7.0 billion as of September 30, 2018.
If we experience a net worth deficit in a future quarter, we will be required to draw additional funds from Treasury under the senior preferred stock purchase agreement to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $113.9 billion. If we were to draw additional funds from Treasury under the agreement with respect to a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. For a description of the terms of the senior preferred stock purchase agreement and the senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2017 Form 10-K.
Although Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock, and has made a commitment under a senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.

Fannie Mae Third Quarter 2018 Form 10-Q	4

MD&A | Legislation and Regulation

Legislation and Regulation
The information in this section updates and supplements information regarding legislation and regulation affecting our business set forth in “Business—Legislation and Regulation” in our 2017 Form 10-K and in “MD&A—Legislation and Regulation” in our First Quarter 2018 Form 10-Q and Second Quarter 2018 Form 10-Q. Also see “Risk Factors” in this report and in our 2017 Form 10-K for discussions of risks relating to legislative and regulatory matters.
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
2017 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. In October 2018, FHFA notified us that it had preliminarily determined that we met all of our single-family and multifamily housing goals for 2017. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Housing Goals” in our 2017 Form 10-K and “MD&A—Legislation and Regulation—Housing Goals” in our First Quarter 2018 Form 10-Q for more information regarding our housing goals.
Proposed Rule on MBS Prepayment Rates
On September 12, 2018, FHFA issued a proposed rule to require Fannie Mae and Freddie Mac to align their programs, policies and practices that affect the prepayment rates of “To-Be-Announced” (“TBA”)-eligible MBS. The rule would apply to both Fannie Mae’s and Freddie Mac’s current offerings of TBA-eligible MBS and to the new Uniform Mortgage-Backed Security (“UMBS”) scheduled to be implemented in June 2019. The objective of the Single Security Initiative and the proposed rule is to enhance the overall liquidity of Fannie Mae and Freddie Mac TBA-eligible MBS by supporting their fungibility without regard to which company is the issuer. The proposed rule notes that “[t]he industry has expressed concerns that Fannie Mae and Freddie Mac UMBS may not be truly fungible because differences in Fannie Mae and Freddie Mac policies could result in materially differing cash flows (as a result of, e.g., differing prepayment speeds).” FHFA, as conservator, has previously responded to industry input by imposing alignment mandates on Fannie Mae and Freddie Mac, and publishing a Prepayment Monitoring Report. The proposed rule would codify FHFA’s previous mandates, and is intended to ensure that Fannie Mae and Freddie Mac programs, policies and practices that individually have a material effect on cash flows (including policies that affect prepayment speeds) are aligned and will continue to be aligned. See “Risk Factors” for a discussion of the risks to our business associated with the new UMBS and the Single Security Initiative.
Amended FHFA Corporate Governance Regulation: New Strategic Business Plan Requirement
On October 19, 2018, FHFA published in the Federal Register a final rule amending its corporate governance regulation applicable to Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The amended regulation requires our Board of Directors to adopt and have in effect at all times a strategic business plan that describes our strategy for achieving our mission and public purposes. Among other things, this plan must articulate measurable goals and objectives for each significant activity, describe any significant changes to business strategy or approach we are planning to undertake, and identify current and emerging risks associated with our significant activities. The amended regulation requires our Board of Directors to review the strategic business plan at least annually, to re-adopt the plan at least every three years, and to establish management reporting requirements and monitor the implementation of the plan. The final rule will become effective on December 18, 2018. Our Board of Directors has previously adopted a strategic business plan and we are currently assessing whether any changes to this plan may be required as a result of FHFA’s amended regulation.

Fannie Mae Third Quarter 2018 Form 10-Q	5

MD&A | Key Market Economic Indicators

Key Market Economic Indicators
The table below displays certain macroeconomic indicators that can significantly influence our business and financial results. We expect home prices on a national basis to continue to grow in 2018 at a similar rate as in 2017. We also expect significant regional variation in the timing and rate of home price growth.

Selected Key Market Economic Indicators
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Home price change based on Fannie Mae national home price index(1)	1.2%	1.2%	5.7%	5.4%
Growth in U.S. gross domestic product ("GDP"), annualized percentage change(2)	3.5%	2.8%

	As of
	September 30, 2018	December 31, 2017	September 30, 2017
U.S. unemployment rate(3)	3.7%	4.1%	4.2%
2-year swap rate(4)	2.99	2.08	1.74
10-year swap rate(4)	3.12	2.40	2.29
10-year Treasury rate(4)	3.06	2.41	2.33
30-year Fannie Mae MBS par coupon rate(4)	3.81	3.00	2.97
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

(2)	According to the U.S. Bureau of Economic Analysis and subject to revision.

(3)	According to the U.S. Bureau of Labor Statistics and subject to revision.

(4)	According to Bloomberg.
See “Key Market Economic Indicators” in our 2017 Form 10-K for a description of how changes in GDP, unemployment rates, home prices and interest rates can affect our financial results.

Fannie Mae Third Quarter 2018 Form 10-Q	6

MD&A | Consolidated Results of Operations

Consolidated Results of Operations
This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in millions)
Net interest income	$5,369	$5,274	$95	$15,978	$15,622	$356
Fee and other income	271	1,194	(923)	830	1,796	(966)
Net revenues	5,640	6,468	(828)	16,808	17,418	(610)
Investment gains, net	166	313	(147)	693	689	4
Fair value gains (losses), net	386	(289)	675	1,660	(1,020)	2,680
Administrative expenses	(740)	(664)	(76)	(2,245)	(2,034)	(211)
Credit-related income (expense):
Benefit (provision) for credit losses	716	(182)	898	2,229	1,481	748
Foreclosed property expense	(159)	(140)	(19)	(460)	(391)	(69)
Total credit-related income (expense)	557	(322)	879	1,769	1,090	679
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(576)	(531)	(45)	(1,698)	(1,552)	(146)
Other expenses, net	(377)	(427)	50	(946)	(1,100)	154
Income before federal income taxes	5,056	4,548	508	16,041	13,491	2,550
Provision for federal income taxes	(1,045)	(1,525)	480	(3,312)	(4,495)	1,183
Net income	$4,011	$3,023	$988	$12,729	$8,996	$3,733
Total comprehensive income	$3,975	$3,048	$927	$12,372	$8,944	$3,428
Net Interest Income
We have two primary sources of net interest income:

•	guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

•
the difference between interest income earned on the assets in our retained mortgage portfolio and our other investments portfolio (collectively, our “portfolios”) and the interest expense associated with the debt that funds those assets.

Guaranty fees consist of two primary components:

•	base guaranty fees that we receive over the life of the loan; and

•
upfront fees that we receive at the time of loan acquisition primarily related to single-family loan level pricing adjustments and other fees we receive from lenders, which are amortized over the contractual life of the loan. We refer to this as amortization income.

Fannie Mae Third Quarter 2018 Form 10-Q	7

MD&A | Consolidated Results of Operations

The table below displays the components of our net interest income from our portfolios and our guaranty book of business.

Components of Net Interest Income
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in millions)
Net interest income from portfolios(1)	$1,132	$1,109	$23	$3,425	$3,318	$107
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	2,153	2,050	103	6,352	6,060	292
Base guaranty fee income related to TCCA(2)	576	531	45	1,698	1,552	146
Net amortization income	1,508	1,584	(76)	4,503	4,692	(189)
Total net interest income from guaranty book of business	4,237	4,165	72	12,553	12,304	249
Total net interest income	$5,369	$5,274	$95	$15,978	$15,622	$356
__________

(1)
Includes interest income from assets held in our retained mortgage portfolio and our other investments portfolio, as well as other assets used to generate lender liquidity. Also includes interest expense on our outstanding Connecticut Avenue Securities® of $366 million and $274 million for the three months ended September 30, 2018 and 2017, respectively, and $1.0 billion and $723 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
Net interest income increased slightly in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017 due to:

•
An increase in base guaranty fee income as the size of our guaranty book of business increased and loans with higher base guaranty fees comprised a larger part of our guaranty book of business in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017.

•
An increase in income from our other investments portfolio, primarily due to higher interest rates in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017.

•
These increases were partially offset by a decline in net amortization income as higher interest rates in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017 slowed down loan prepayments, resulting in lower amortization of cost basis adjustments on mortgage loans of consolidated trusts and related debt.

Amortization of Cost Basis Adjustments
We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheet at fair value. We recognize the difference between the initial fair value and the carrying value of these mortgage loans and debt as cost basis adjustments in our consolidated balance sheet. We amortize these cost basis adjustments as a yield adjustment over the contractual lives of these loans or debt as a component of net interest income.

Fannie Mae Third Quarter 2018 Form 10-Q	8

MD&A | Consolidated Results of Operations

The following charts display information about the outstanding net premium on debt in excess of loans of consolidated trusts and net discount positions on loans of Fannie Mae.
The net premium position of our consolidated debt will amortize as income over time. The timing of when this amortization income is recognized in our consolidated statements of income can vary based on a number of factors, the most significant of which is interest rates. In a rising interest rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower net amortization income from cost basis adjustments on our net consolidated debt. Conversely, in a declining interest rate environment, our mortgage loans tend to prepay faster, resulting in higher net amortization income from cost basis adjustments on our net consolidated debt.
The net discount position on our mortgage loans of Fannie Mae was primarily recorded upon the acquisition of credit-impaired loans. The extent to which we may record income in future periods as we amortize this discount will be based on the actual performance of the loans.

Fannie Mae Third Quarter 2018 Form 10-Q	9

MD&A | Consolidated Results of Operations

Analysis of Net Interest Income and Yield

The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield
	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$149,859	$1,665	4.44%	$181,445	$1,879	4.14%
Mortgage loans of consolidated trusts	3,090,212	27,058	3.50	2,979,153	25,168	3.38
Total mortgage loans(1)	3,240,071	28,723	3.55	3,160,598	27,047	3.42
Mortgage-related securities	10,513	115	4.38	12,132	99	3.30
Non-mortgage-related securities(2)	57,271	302	2.06	57,880	173	1.17
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,208	166	2.02	37,094	109	1.15
Advances to lenders	4,459	38	3.34	4,634	33	2.78
Total interest-earning assets	$3,344,522	$29,344	3.51%	$3,272,338	$27,461	3.36%
Interest-bearing liabilities:
Short-term funding debt	$22,837	$(114)	1.95%	$27,967	$(71)	0.99%
Long-term funding debt	196,266	(1,133)	2.31	247,334	(1,232)	1.99
Connecticut Avenue Securities® (“CAS”)	25,100	(366)	5.83	20,978	(274)	5.22
Total debt of Fannie Mae	244,203	(1,613)	2.64	296,279	(1,577)	2.13
Debt securities of consolidated trusts held by third parties	3,090,509	(22,362)	2.89	2,984,811	(20,610)	2.76
Total interest-bearing liabilities	$3,334,712	$(23,975)	2.88%	$3,281,090	$(22,187)	2.70%
Net interest income/net interest yield		$5,369	0.64%		$5,274	0.64%

Fannie Mae Third Quarter 2018 Form 10-Q	10

MD&A | Consolidated Results of Operations

	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$156,168	$5,187	4.43%	$190,552	$5,950	4.16%
Mortgage loans of consolidated trusts	3,068,521	79,877	3.47	2,951,478	75,155	3.40
Total mortgage loans(1)	3,224,689	85,064	3.52	3,142,030	81,105	3.44
Mortgage-related securities	10,670	321	4.01	13,796	368	3.55
Non-mortgage-related securities(2)	54,572	771	1.86	56,145	414	0.97
Federal funds sold and securities purchased under agreements to resell or similar arrangements	33,826	457	1.78	38,260	262	0.90
Advances to lenders	4,171	102	3.22	4,445	89	2.63
Total interest-earning assets	$3,327,928	$86,715	3.47%	$3,254,676	$82,238	3.37%
Interest-bearing liabilities:
Short-term funding debt	$26,395	$(328)	1.64%	$30,231	$(170)	0.74%
Long-term funding debt	204,543	(3,426)	2.23	261,090	(4,098)	2.09
Connecticut Avenue Securities® (“CAS”)	23,830	(1,007)	5.63	18,940	(723)	5.09
Total debt of Fannie Mae	254,768	(4,761)	2.49	310,261	(4,991)	2.14
Debt securities of consolidated trusts held by third parties	3,068,839	(65,976)	2.87	2,953,203	(61,625)	2.78
Total interest-bearing liabilities	$3,323,607	$(70,737)	2.84%	$3,263,464	$(66,616)	2.72%
Net interest income/net interest yield		$15,978	0.64%		$15,622	0.64%
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $86 million and $351 million, respectively, for the third quarter and first nine months of 2018, compared with $209 million and $611 million, respectively, for the third quarter and first nine months of 2017.

(2)	Includes cash equivalents.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. Fee and other income declined in the third quarter and first nine months of 2018, compared with the third quarter and first nine months of 2017, primarily due to $975 million of income in the third quarter of 2017 resulting from a settlement agreement resolving legal claims related to private-label securities we purchased.
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

Fannie Mae Third Quarter 2018 Form 10-Q	11

MD&A | Consolidated Results of Operations

The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(285)	$(223)	$(786)	$(702)
Net change in fair value during the period	527	75	1,365	364
Total risk management derivatives fair value gains (losses), net	242	(148)	579	(338)
Mortgage commitment derivatives fair value gains (losses), net	118	(248)	606	(520)
Total derivatives fair value gains (losses), net	360	(396)	1,185	(858)
Trading securities gains (losses), net	(40)	59	79	145
CAS fair value gains (losses), net	16	113	35	(218)
Other, net	50	(65)	361	(89)
Fair value gains (losses), net	$386	$(289)	$1,660	$(1,020)
Fair value gains in the third quarter and first nine months of 2018 were primarily driven by:

•
increases in the fair value of our mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as a result of decreases in the prices of securities as interest rates rose during the commitment periods; and

•	increases in the fair value of our pay-fixed risk management derivatives due to an increase in longer-term swap rates during the periods.
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
Administrative Expenses
Administrative expenses include salaries and employee benefits, professional services, occupancy and other miscellaneous expenses. Administrative expenses increased in the third quarter and first nine months of 2018, compared with the third quarter and first nine months of 2017, primarily due to an increase in salaries and professional services expense in support of our business resiliency activities and from severance expenses.

Fannie Mae Third Quarter 2018 Form 10-Q	12

MD&A | Consolidated Results of Operations

Credit-Related Income (Expense)
Benefit (Provision) for Credit Losses
The table below provides quantitative analysis of the drivers of our single-family benefit or provision for credit losses for the periods presented. Many of the drivers that contribute to our benefit or provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table does not display our multifamily benefit or provision for credit losses as the amounts for all periods presented were less than $50 million.

Components of Benefit (Provision) for Credit Losses
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in billions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$0.4	$(0.9)	$0.7	$(0.8)
Redesignation of held for investment (“HFI”) loans to held for sale (“HFS”) loans	0.4	0.5	1.4	1.0
Actual and forecasted home prices	0.2	0.1	0.9	1.3
Actual and projected interest rates	(0.3)	(0.1)	(1.0)	(0.2)
Other(2)	*	0.2	0.2	0.2
Single-family benefit (provision) for credit losses	0.7	(0.2)	2.2	1.5
Total benefit (provision) for credit losses	$0.7	$(0.2)	$2.2	$1.5
_________

*	Represents less than $50 million.

(1)
Primarily consists of changes in the allowance due to loan delinquency, loan liquidations, new troubled debt restructurings, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). The 2017 amounts include our estimate as of September 30, 2017 of incurred losses resulting from Hurricanes Harvey, Irma and Maria (the “2017 hurricanes”), which is revised quarterly.

(2)	Primarily consists of the impact of model and assumption changes that are not separately included in the other components.
The primary factors that impacted our benefit for credit losses in the third quarter and first nine months of 2018 were:

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

•
An increase in actual home prices, which contributed to the benefit for credit losses. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses.

•
The benefit for credit losses was partially offset by the impact of higher actual and projected mortgage interest rates. As mortgage interest rates rise, we expect a decrease in future prepayments on single-family individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment relating to term and interest rate concessions provided on these loans and results in an increase in the provision for credit losses.

Fannie Mae Third Quarter 2018 Form 10-Q	13

MD&A | Consolidated Results of Operations

The following factors impacted our provision for credit losses in the third quarter of 2017:

•	The estimate of incurred losses from the 2017 hurricanes contributed to the provision for credit losses.

•	This was partially offset by a benefit primarily due to higher actual home prices.

•	In addition, we recognized a benefit from the redesignation of certain reperforming single-family loans from HFI to HFS during the period.
The following factors impacted our benefit for credit losses in the first nine months of 2017:

•	We recognized a benefit for credit losses due to higher actual and forecasted home prices in the period.

•	In addition, we recognized a benefit from the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS during the period.

•	This was partially offset by the estimate of incurred losses from the 2017 hurricanes.
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our condensed consolidated financial statements. TCCA fees increased in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase.
Federal Income Taxes
The decrease in our provision for federal income taxes in the third quarter and first nine months of 2018 as compared to the third quarter and first nine months of 2017 was the result of the Tax Cuts and Jobs Act of 2017, which reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. This decline was the primary driver of the reduction in our effective tax rate to 20.7% for the third quarter of 2018 and 20.6% for the first nine months of 2018, compared with 33.5% for the third quarter of 2017 and 33.3% for the first nine months of 2017. Our effective tax rates for all the periods presented were different from the prevailing federal statutory rate primarily due to the benefits of our investments in housing projects eligible for low-income housing tax credits.

Fannie Mae Third Quarter 2018 Form 10-Q	14

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2018	December 31, 2017	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$54,387	$51,580	$2,807
Restricted cash	23,242	28,150	(4,908)
Investments in securities(1)	47,438	39,522	7,916
Mortgage loans:
Of Fannie Mae	137,227	167,793	(30,566)
Of consolidated trusts	3,111,570	3,029,816	81,754
Allowance for loan losses	(15,663)	(19,084)	3,421
Mortgage loans, net of allowance for loan losses	3,233,134	3,178,525	54,609
Deferred tax assets, net	14,368	17,350	(2,982)
Other assets	28,536	30,402	(1,866)
Total assets	$3,401,105	$3,345,529	$55,576
Liabilities and equity (deficit)
Debt:
Of Fannie Mae	$246,682	$276,752	$(30,070)
Of consolidated trusts	3,127,688	3,053,302	74,386
Other liabilities	19,760	19,161	599
Total liabilities	3,394,130	3,349,215	44,915
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock	120,836	117,149	3,687
Other net deficit	(113,861)	(120,835)	6,974
Total equity (deficit)	6,975	(3,686)	10,661
Total liabilities and equity (deficit)	$3,401,105	$3,345,529	$55,576
__________

(1)	Includes $37.4 billion as of September 30, 2018 and $29.2 billion as of December 31, 2017 of non-mortgage-related securities.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheet are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of September 30, 2018 compared with December 31, 2017 primarily driven by:

•	an increase in mortgage loans due to acquisitions outpacing liquidations and sales; and

•	a decrease in our allowance for loan losses primarily driven by the redesignation of single-family loans from HFI to HFS.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”

Fannie Mae Third Quarter 2018 Form 10-Q	15

MD&A | Consolidated Balance Sheet Analysis

Debt
The decrease in debt of Fannie Mae from December 31, 2017 to September 30, 2018 was primarily driven by lower funding needs as our retained mortgage portfolio continued to decrease during the first nine months of 2018. The increase in debt of consolidated trusts from December 31, 2017 to September 30, 2018 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our outstanding debt.
Stockholders’ Equity (Deficit)
The shift from a net deficit of $3.7 billion as of December 31, 2017 to net equity of $7.0 billion as of September 30, 2018 reflects:

•	our comprehensive income of $12.4 billion for the first nine months of 2018;

•
our receipt of $3.7 billion from Treasury during the first quarter of 2018 pursuant to the senior preferred stock purchase agreement, which eliminated our net worth deficit as of December 31, 2017; and

•	our dividend payments to Treasury of $5.4 billion during the year.

Fannie Mae Third Quarter 2018 Form 10-Q	16

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

•
Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of reverse mortgage loans and Fannie Mae-wrapped reverse mortgage securities as of September 30, 2018. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.

Retained Mortgage Portfolio (Dollars in billions)

Fannie Mae Third Quarter 2018 Form 10-Q	17

MD&A | Retained Mortgage Portfolio

The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Single-family:
Mortgage loans(1)	$118,118	$146,316
Reverse mortgages	22,943	26,458
Mortgage-related securities:
Agency securities(2)	34,688	31,719
Fannie Mae-wrapped reverse mortgage securities	6,171	6,689
Ginnie Mae reverse mortgage securities	1,882	527
Other Fannie Mae-wrapped securities(3)	664	3,414
Private-label and other securities(3)	3,107	2,588
Total single-family mortgage-related securities(4)	46,512	44,937
Total single-family mortgage loans and mortgage-related securities	187,573	217,711
Multifamily:
Mortgage loans(5)	3,430	4,591
Mortgage-related securities:
Agency securities(2)	7,709	7,860
Commercial mortgage-backed securities (“CMBS”)	—	24
Mortgage revenue bonds	402	597
Total multifamily mortgage-related securities(6)	8,111	8,481
Total multifamily mortgage loans and mortgage-related securities	11,541	13,072
Total retained mortgage portfolio	$199,114	$230,783
__________

(1)
Includes single-family loans classified as troubled debt restructurings (“TDRs”) that were on accrual status of $68.4 billion and $86.3 billion as of September 30, 2018 and December 31, 2017, respectively, and single-family loans on nonaccrual status of $26.5 billion and $33.1 billion as of September 30, 2018 and December 31, 2017, respectively.

(2)	Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped securities and Ginnie Mae reverse mortgage securities.

(3)
The increase in private-label and other securities from December 31, 2017 to September 30, 2018 was due to the dissolution in the first quarter of 2018 of a Fannie Mae-wrapped private-label securities trust. The Fannie Mae-wrapped private-label securities had been classified as other Fannie Mae-wrapped securities prior to the dissolution.

(4)	The fair value of these single-family mortgage-related securities was $47.5 billion and $46.7 billion as of September 30, 2018 and December 31, 2017, respectively.

(5)
Includes multifamily loans classified as TDRs that were on accrual status of $64 million and $84 million as of September 30, 2018 and December 31, 2017, respectively, and multifamily loans on nonaccrual status of $163 million and $122 million as of September 30, 2018 and December 31, 2017, respectively.

(6)	The fair value of these multifamily mortgage-related securities was $8.3 billion and $9.0 billion as of September 30, 2018 and December 31, 2017, respectively.
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
In support of our loss mitigation strategy, we purchased $13.6 billion of loans from our single-family MBS trusts in the first nine months of 2018, the substantial majority of which were delinquent. See “MD&A—Retained Mortgage Portfolio—Purchases of Loans from Our MBS Trusts” in our 2017 Form 10-K for more information relating to our purchases of loans from MBS trusts.

Fannie Mae Third Quarter 2018 Form 10-Q	18

MD&A | Total Book of Business

Total Book of Business
The table below displays the composition of our total book of business based on unpaid principal balance. Our single-family book of business accounted for 91% of our total book of business as of September 30, 2018 and December 31, 2017. While our total book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Composition of Total Book of Business
	As of
	September 30, 2018			December 31, 2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Guaranty book of business(1)	$2,955,925	$299,817	$3,255,742	$2,931,356	$280,502	$3,211,858
Non-Fannie Mae mortgage securities(2)	6,924	402	7,326	4,005	621	4,626
Total book of business	$2,962,849	$300,219	$3,263,068	$2,935,361	$281,123	$3,216,484
Guaranty Book of Business Detail:
Conventional guaranty book of business(3)	$2,920,132	$298,589	$3,218,721	$2,890,908	$279,235	$3,170,143
Government guaranty book of business(4)	$35,793	$1,228	$37,021	$40,448	$1,267	$41,715
__________

(1)
Includes other single-family Fannie Mae guaranty arrangements of $1.6 billion and $1.8 billion as of September 30, 2018 and December 31, 2017, respectively, and other multifamily Fannie Mae guaranty arrangements of $12.4 billion as of September 30, 2018 and December 31, 2017. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

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
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds. New business purchases consist of single-family and multifamily mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In February 2018, we paid $239 million to the funds based on our new business purchases in 2017. Our new business purchases were $389.5 billion for the first nine months of 2018. Accordingly, we recognized an expense of $163 million related to this obligation for the first nine months of 2018. We expect to pay this amount, plus additional amounts to be accrued based on our new business purchases in the fourth quarter of 2018, to the funds on or before March 1, 2019. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Affordable Housing Allocations” in our 2017 Form 10-K for more information regarding this obligation.

Fannie Mae Third Quarter 2018 Form 10-Q	19

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
The chart below displays the net revenues and net income for each of our business segments for the first nine months of 2018 compared with the first nine months of 2017.
This section describes each segment’s business and credit metrics, and financial results. For further discussion of our Single-Family and Multifamily business segments, including each segment’s primary business activities and customers, see “MD&A—Business Segments” in our 2017 Form 10-K.
Single-Family Business
Single-Family Mortgage Market
Housing activity declined in the third quarter of 2018 compared with the second quarter of 2018. Total existing home sales averaged 5.3 million units annualized in the third quarter of 2018, compared with 5.4 million units in the second quarter of 2018, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales decreased during the third quarter of 2018, averaging an annualized rate of 580,000 units, compared with 633,000 units in the second quarter of 2018.
The 30-year fixed mortgage rate averaged 4.72% during the week ended September 28, 2018, compared with 4.55% during the week ended June 30, 2018, according to Freddie Mac’s Primary Mortgage Market Survey®. The single-family mortgage market continued to experience a shift to a purchase mortgage market, as the share of refinance originations in the third quarter of 2018 fell to the lowest level since the third quarter of 2000.
We forecast that total originations in the U.S. single-family mortgage market in 2018 will decrease from 2017 levels by approximately 10.5%, from an estimated $1.83 trillion in 2017 to $1.64 trillion in 2018, and that the

Fannie Mae Third Quarter 2018 Form 10-Q	20

MD&A | Business Segments

amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $650 billion in 2017 to $454 billion in 2018.
Single-Family Market Share
The chart below displays our estimated market share of single-family mortgage-related securities issuances in the third quarter of 2018 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.

•
We estimate our market share of single-family mortgage-related securities issuances was 40% in the third quarter of 2018, compared with 36% in the second quarter of 2018 and 39% in the third quarter of 2017.

Fannie Mae Third Quarter 2018 Form 10-Q	21

MD&A | Business Segments

Single-Family Business Metrics
Single-family Fannie Mae MBS outstanding increased as of September 30, 2018 compared to September 30, 2017 because acquisitions during the past twelve months outpaced liquidations, which slowed as a result of a decline in prepayments due to the rising interest rate environment.
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

Our average charged guaranty fee on newly acquired single-family loans, net of TCCA fees, increased from 47.1 basis points in the third quarter of 2017 to 51.2 basis points in the third quarter of 2018, primarily driven by an increase in the total base guaranty fees charged on our 2018 acquisitions.
Average Charged Guaranty Fee on Single-Family Guaranty Book of Business and
Average Charged Guaranty Fee on New Single-Family Acquisitions(1)

__________

Fannie Mae Third Quarter 2018 Form 10-Q	22

MD&A | Business Segments

(1)
Calculated based on the average guaranty fee rate for our single-family guaranty arrangements during the period plus the recognition of any upfront cash payments over an estimated average life. Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

Single-Family Business Financial Results

Single-Family Business Financial Results
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in millions)
Net interest income(1)	$4,670	$4,627	$43	$13,954	$13,749	$205
Fee and other income	79	1,005	(926)	306	1,192	(886)
Net revenues	4,749	5,632	(883)	14,260	14,941	(681)
Investment gains, net	146	286	(140)	640	557	83
Fair value gains (losses), net	417	(300)	717	1,729	(997)	2,726
Administrative expenses	(636)	(580)	(56)	(1,928)	(1,781)	(147)
Credit-related income (expense)(2)	582	(294)	876	1,775	1,113	662
TCCA fees(1)	(576)	(531)	(45)	(1,698)	(1,552)	(146)
Other expenses, net	(282)	(320)	38	(684)	(731)	47
Income before federal income taxes	4,400	3,893	507	14,094	11,550	2,544
Provision for federal income taxes	(938)	(1,361)	423	(2,998)	(4,014)	1,016
Net income	$3,462	$2,532	$930	$11,096	$7,536	$3,560
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit (provision) for credit losses and foreclosed property expense.
Net interest income
Single-family net interest income increased in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017. The drivers of net interest income for the single-family segment for all periods presented are consistent with the drivers of net interest income reported in our condensed consolidated statements of operations and comprehensive income for the same periods, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Fee and other income
Fee and other income decreased in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017 primarily due to $975 million of income in the third quarter of 2017 resulting from a settlement agreement resolving legal claims related to private-label securities we purchased.
Fair value gains (losses), net
We recognized fair value gains in the third quarter and first nine months of 2018, a shift from fair value losses recognized in the third quarter and first nine months of 2017. The drivers of fair value gains and losses for the single-family segment for all the periods presented are consistent with the drivers of fair value gains and losses reported in our condensed consolidated statements of operations and comprehensive income for the same periods, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Credit-related income (expense)
We recognized credit-related income in the third quarter of 2018, a shift from credit-related expense in the third quarter of 2017. We recognized higher credit-related income in the first nine months of 2018 compared with the first nine months of 2017. The drivers of credit-related income and expense for the single-family segment for all

Fannie Mae Third Quarter 2018 Form 10-Q	23

MD&A | Business Segments

periods presented are consistent with the drivers of credit-related income and expense reported in our condensed consolidated statements of operations and comprehensive income for the same periods. We discuss our credit-related income and expense in “Consolidated Results of Operations—Credit-Related Income (Expense).”
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

Fannie Mae Third Quarter 2018 Form 10-Q	24

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

Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	14%	16%	16%	18%	20%	20%
60.01% to 70%	11	12	12	13	13	14
70.01% to 80%	37	39	37	39	38	38
80.01% to 90%	14	13	13	12	11	11
90.01% to 95%	16	15	15	14	11	10
95.01% to 100%	8	5	7	4	4	4
Greater than 100%	*	*	*	*	3	3
Total	100%	100%	100%	100%	100%	100%
Weighted average	78%	76%	77%	75%	75%	75%
Average loan amount	$235,125	$228,445	$233,027	$225,123	$169,600	$166,643
Estimated mark-to-market LTV ratio:(5)
<= 60%					56%	52%
60.01% to 70%					18	18
70.01% to 80%					15	17
80.01% to 90%					7	8
90.01% to 100%					3	4
Greater than 100%					1	1
Total					100%	100%
Weighted average					56%	58%
Product type:
Fixed-rate:(6)
Long-term	91%	85%	89%	83%	82%	80%
Intermediate-term	7	12	9	14	14	15
Total fixed-rate	98	97	98	97	96	95
Adjustable-rate	2	3	2	3	4	5
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	97%	97%	97%
2 to 4 units	2	2	2	3	3	3
Total	100%	100%	100%	100%	100%	100%

Fannie Mae Third Quarter 2018 Form 10-Q	25

MD&A | Business Segments

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Property type:
Single-family homes	90%	90%	90%	90%	91%	91%
Condo/Co-op	10	10	10	10	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	89%	89%	89%	89%	89%	89%
Second/vacation home	4	4	4	4	4	4
Investor	7	7	7	7	7	7
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	* %	* %	* %	* %	2%	2%
620 to < 660	6	5	6	5	5	5
660 to < 700	14	13	14	13	12	12
700 to < 740	23	23	23	23	20	20
>= 740	57	59	57	59	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	743	745	743	745	745	745
Loan purpose:
Purchase	72%	63%	64%	56%	42%	39%
Cash-out refinance	19	19	22	21	20	20
Other refinance	9	18	14	23	38	41
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(7)
Midwest	15%	15%	14%	14%	15%	15%
Northeast	14	14	13	14	17	18
Southeast	23	23	23	23	22	22
Southwest	21	20	21	20	18	17
West	27	28	29	29	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2012 and prior					31%	36%
2013					11	12
2014					6	7
2015					10	12
2016					17	18
2017					15	15
2018					10	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

Fannie Mae Third Quarter 2018 Form 10-Q	26

MD&A | Business Segments

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

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

The share of our single-family loan acquisitions consisting of home purchase loans rather than refinances increased in the first nine months of 2018 compared with the first nine months of 2017, primarily driven by higher mortgage rates in 2018. In addition, our acquisitions of loans from first-time home buyers increased from 23% of our single-family loan acquisitions in the first nine months of 2017 to 27% in the first nine months of 2018. Typically, home purchase loans—particularly those to first-time home buyers—have significantly higher LTV ratios than refinances. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 95%—from 4% in the first nine months of 2017 to 7% in the first nine months of 2018. The increased share of home purchase loan acquisitions has increased the percentage of home purchase loans in our single-family conventional guaranty book of business.
In July 2017, we implemented Desktop Underwriter® (“DU®”) Version 10.1, which included a change that enabled loans with debt-to-income ratios above 45% (up to 50%) to rely on DU’s comprehensive risk assessment, and removed specific policy rules that had previously set maximum LTV ratio and minimum reserves requirements for those loans. Due in part to our implementation of this change, acquisitions associated with borrower debt-to-income ratios above 45% increased to 25% of our non-Refi Plus single-family acquisitions in the first nine months of 2018, compared with 7% in the first nine months of 2017. After assessing the profile of loans delivered to us using DU Version 10.1, in March 2018 we implemented DU Version 10.2, which revised DU’s risk assessment to limit risk layering. Risk layering refers to the acquisition of loans with multiple higher-risk characteristics (such as high LTV ratio, credit profile with a history of delinquencies, debt-to-income ratio above 45% and no or low levels of reserves). In October 2018, we announced our plan to implement DU Version 10.3 in December 2018. DU Version 10.3 will revise DU’s risk assessment to further limit risk layering, particularly with respect to loans with debt-to-income ratios above 45%. We expect to continue to acquire a higher proportion of loans with debt-to-income ratios above 45% than we acquired in periods prior to our July 2017 implementation of DU Version 10.1. We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, make changes in our eligibility criteria so that the loans we acquire are consistent with our risk appetite.
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

Fannie Mae Third Quarter 2018 Form 10-Q	27

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

Single-Family Loans with Credit Enhancement
	As of
	September 30, 2018		December 31, 2017
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$601	21%	$566	20%
Connecticut Avenue Securities	768	27	681	24
Credit Insurance Risk TransferTM (“CIRTTM”)	231	8	181	6
Lender risk sharing	94	3	65	2
Less: Loans covered by multiple credit enhancements	(379)	(14)	(335)	(12)
Total unpaid principal balance of single-family loans with credit enhancement	$1,315	45%	$1,158	40%
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

Fannie Mae Third Quarter 2018 Form 10-Q	28

MD&A | Business Segments

The tables below display the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to September 30, 2018(1)
(Dollars in billions)
Senior	Fannie Mae(2)				Initial Reference Pool(5)
	$1,427

Mezzanine	Fannie Mae(2)	CIRT(3)(4)	CAS(3)	Lender Risk-Sharing(3)
	$2	$7	$31	$2	$1,481

First Loss	Fannie Mae(2)		CAS(3)(6)	Lender Risk-Sharing(3)
	$8		$3	$1

Outstanding as of September 30, 2018(1)
(Dollars in billions)
Senior	Fannie Mae(2)				Outstanding Reference Pool(5)(7)
	$1,041

Mezzanine	Fannie Mae(2)	CIRT(3)(4)	CAS(3)	Lender Risk-Sharing(3)
	$1	$7	$22	$2	$1,085

First Loss	Fannie Mae(2)		CAS(3)(6)	Lender Risk-Sharing(3)
	$8		$3	$1
__________

(1)	For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.

(2)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(3)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(4)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $4 billion outstanding as of September 30, 2018.

(5)	For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.

(6)	For CAS transactions, “First Loss” represents all B tranche balances.

(7)
For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,093 billion as of September 30, 2018.

Fannie Mae Third Quarter 2018 Form 10-Q	29

MD&A | Business Segments

During the first nine months of 2018, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $250 billion at the time of the transactions.
Because a larger portion of our single-family book of business was covered by CAS and CIRT transactions in the first nine months of 2018 than in the first nine months of 2017, the expenses related to these transactions increased:

•	For the first nine months of 2018, we paid approximately $655 million in interest expense, net of LIBOR, on our outstanding CAS and approximately $205 million in CIRT premiums.

•	Comparatively, we paid approximately $568 million in interest expense, net of LIBOR, on our outstanding CAS and approximately $127 million in CIRT premiums for the first nine months of 2017.
As a part of our continued effort to innovate and improve our credit risk transfer programs, we are in the process of executing an enhancement to our credit risk transfer securities that will structure our CAS offerings as notes issued by a trust that qualifies as a Real Estate Mortgage Investment Conduit (“REMIC”), enabling expanded participation by real estate investment trusts and international investors. The new REMIC structure will differ from the prior CAS notes that were issued as Fannie Mae corporate debt. Under the prior CAS structure, there can be a significant lag between the time when we recognize a provision for credit losses and when we recognize the related recovery from the CAS transaction. Under current accounting rules, while a credit expense on a loan in a reference pool for a CAS transaction is recorded when it is probable that we have incurred a loss, for our CAS issued beginning in 2016, a recovery is recorded only when an actual loss event occurs, which is typically several months after the collateral has been liquidated. The new CAS structure will eliminate this timing mismatch, allowing us to recognize the expected credit loss protection benefit at the same time the credit loss is recognized in our consolidated financial statements. We will continue to record the expected benefit and the loss in the same period upon our adoption of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, in January 2020.
The enhancement to our CAS program is designed to promote the continued growth of the market by expanding the potential investor base for these securities and limiting investor exposure to Fannie Mae counterparty risk, without disrupting the TBA MBS market. We expect to issue CAS under the new REMIC structure in November 2018.

Fannie Mae Third Quarter 2018 Form 10-Q	30

MD&A | Business Segments

Single-Family Problem Loan Management
Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. See “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Problem Loan Management” in our 2017 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related disclosures. The discussion below updates some of that information.
Delinquency
The tables below display the delinquency status of loans and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business, based on the number of loans. We include single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family delinquency rate. Seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2018	December 31, 2017	September 30, 2017
Delinquency status:
30 to 59 days delinquent	1.52%	1.63%	1.63%
60 to 89 days delinquent	0.37	0.50	0.40
Seriously delinquent (“SDQ”)	0.82	1.24	1.01
Percentage of SDQ loans that have been delinquent for more than 180 days	53%	43%	57%
Percentage of SDQ loans that have been delinquent for more than two years	13	13	18

	For the Nine Months Ended September 30,
	2018	2017
Single-family SDQ loans (number of loans):
Beginning balance	212,183	206,549
Additions	171,516	177,449
Removals:
Modifications and other loan workouts	(83,567)	(56,048)
Liquidations and sales	(58,912)	(63,854)
Cured or less than 90 days delinquent	(101,524)	(91,545)
Total removals	(244,003)	(211,447)
Ending balance	139,696	172,551
Our single-family serious delinquency rate was 0.82% as of September 30, 2018, compared with 1.24% as of December 31, 2017 and 1.01% as of September 30, 2017. Our single-family serious delinquency rate increased in the latter part of 2017 due to the impact of the 2017 hurricanes, but has since resumed its prior downward trend because many delinquent borrowers in the affected areas have resolved their loan delinquencies by obtaining loan modifications or through resuming payments and becoming current on their loans. Our single-family serious delinquency rate may be negatively impacted in the near term as a result of the hurricanes that occurred late in the third quarter of 2018 and early in the fourth quarter of 2018, which may cause some borrowers in the affected regions to miss their payments, including through forbearance arrangements that may be extended. We are still evaluating the impact, but we do not believe that the hurricanes to date in 2018, individually or in aggregate, will have a material impact on our credit losses or loss reserves. In the longer term, we expect our single-family

Fannie Mae Third Quarter 2018 Form 10-Q	31

MD&A | Business Segments

serious delinquency rate to continue to decline, but at a more modest pace than in the past several years, and to experience period-to-period fluctuations.
Certain higher-risk loan categories, such as Alt-A loans, loans with higher estimated mark-to-market LTV ratios, and our 2005 through 2008 loan vintages, continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 5% of our single-family book of business as of September 30, 2018, but constituted 41% of our seriously delinquent single-family loans as of September 30, 2018. In addition, single-family loans originated in 2005 through 2008 drove 58% of our single-family credit losses in the third quarter of 2018 and 65% in the first nine months of 2018. Loans in certain judicial foreclosure states such as Florida, New Jersey and New York with historically long foreclosure timelines have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2018			December 31, 2017			September 30, 2017
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	6%	0.34%	19%	5%	0.42%	19%	6%	0.43%
Florida	6	12	1.51	6	19	3.71	6	10	1.50
New Jersey	4	6	1.51	4	5	2.15	4	7	2.36
New York	5	8	1.55	5	7	2.02	5	9	2.13
All other states	66	68	0.77	66	64	1.09	66	68	0.94
Product type:
Alt-A(2)	2	12	3.68	2	12	4.95	3	14	4.54
Vintages:
2004 and prior	3	23	2.77	4	23	3.28	4	25	2.75
2005-2008	5	41	4.90	6	42	6.55	7	48	5.83
2009-2018	92	36	0.34	90	35	0.53	89	27	0.33
Estimated mark-to-market LTV ratio:
<= 60%	56	47	0.61	52	41	0.84	53	40	0.66
60.01% to 70%	18	17	0.91	18	18	1.34	19	17	1.05
70.01% to 80%	15	15	0.99	17	16	1.48	16	15	1.17
80.01% to 90%	7	10	1.38	8	11	2.09	8	11	1.77
90.01% to 100%	3	5	1.74	4	6	2.62	3	7	2.72
Greater than 100%	1	6	10.65	1	8	11.70	1	10	10.73
Credit enhanced:(3)
Primary MI & other(4)	21	25	1.19	20	26	1.95	19	26	1.62
Credit risk transfer(5)	38	8	0.23	32	8	0.42	31	4	0.16
Non-credit enhanced	55	70	0.90	60	69	1.27	60	72	1.05
__________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

Fannie Mae Third Quarter 2018 Form 10-Q	32

MD&A | Business Segments

(2)	For a description of our Alt-A loan classification criteria, see “Glossary of Terms Used in This Report” in our 2017 Form 10-K.

(3)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2018 was 45%.

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
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts.
__________

(1)
Consists of loan modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent. Excludes trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment and forbearance plans that have been initiated but not completed. There were approximately 22,700 loans in a trial modification period as of September 30, 2018.

(2)	Consists of short sales and deeds-in-lieu of foreclosure.

Fannie Mae Third Quarter 2018 Form 10-Q	33

MD&A | Business Segments

The increase in home retention solutions in the first nine months of 2018 compared with the first nine months of 2017 was primarily driven by modifications and forbearances granted during the first nine months of 2018 to borrowers in areas affected by the 2017 hurricanes.
REO Management
If a loan defaults, we acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our foreclosure activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Nine Months
	Ended September 30,
	2018	2017
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	26,311	38,093
Acquisitions by geographic area:(2)
Midwest	4,675	6,716
Northeast	5,023	7,496
Southeast	6,190	8,966
Southwest	2,864	4,083
West	1,518	2,156
Total REO acquisitions(1)	20,270	29,417
Dispositions of REO	(25,549)	(38,497)
End of period inventory of single-family REO properties(1)	21,032	29,013
Carrying value of single-family REO properties (dollars in millions)	$2,606	$3,448
Single-family foreclosure rate(3)	0.16%	0.23%
REO net sales prices to unpaid principal balance(4)	77%	75%
Short sales net sales prices to unpaid principal balance(5)	77%	75%
__________

(1)
Includes acquisitions through foreclosure and deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 7 to the Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business table for states included in each geographic region.

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

The decrease in single-family REO properties from December 31, 2017 to September 30, 2018 was primarily due to a reduction in REO acquisitions from serious delinquencies aged greater than 180 days driven by improved loan performance and the continued sale of nonperforming loans in 2018.

Fannie Mae Third Quarter 2018 Form 10-Q	34

MD&A | Business Segments

Other Single-Family Credit Information
Credit Loss Performance and Concentration Metrics
The amount of credit losses we realize in a given period are driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations and charge-offs pursuant to the provisions of the Advisory Bulletin in the period. The table below displays the components of our single-family credit loss performance metrics, as well as our single-family initial charge-off severity rate. Our credit loss performance metrics are not defined terms within generally accepted accounting principles in the United States of America (“GAAP”) and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our guaranty book of business and have historically been used by analysts, investors and other companies within the financial services industry.

Single-Family Credit Loss Performance Metrics
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2018			2017			2018			2017
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$(430)	5.8	bps	$(382)	5.2	bps	$(1,473)	6.7	bps	$(1,851)	8.5	bps
Foreclosed property expense	(150)	2.1		(157)	2.2		(448)	2.0		(405)	1.9
Credit losses and credit loss ratio	$(580)	7.9	bps	$(539)	7.4	bps	$(1,921)	8.7	bps	$(2,256)	10.4	bps
Single-family initial charge-off severity rate(2)		10.34%			13.82%			11.56%			15.44%
___________

(1)	Basis points are based on the amount for each line item presented divided by the average single-family guaranty book of business during the period.

(2)
The rate excludes any costs, gains or losses associated with REO after initial acquisition through final disposition. The rate includes charge-offs pursuant to the provisions of the Advisory Bulletin and charge-offs of property tax and insurance receivables.

Our single-family credit losses and credit loss ratio increased in the third quarter of 2018 compared with the third quarter of 2017, primarily due to higher charge-offs related to the redesignation of single-family loans from HFI to HFS, partially offset by lower charge-off expenses from reduced foreclosures and foreclosure alternatives and higher home prices in the third quarter of 2018.
Our single-family credit losses and credit loss ratio decreased in the first nine months of 2018 compared with the first nine months of 2017 primarily due to lower charge-off expenses from reduced foreclosures and foreclosure alternatives and higher home prices in 2018, as well as an expansion at the beginning of 2017 of the charge-off criteria for non-liquidated loans pursuant to the provisions of the Advisory Bulletin. The decline in single-family credit losses and credit loss ratio in the first nine months of 2018 was partially offset by higher charge-offs related to the redesignation of single-family loans from HFI to HFS.
Our single-family initial charge-off severity rates declined in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017 primarily as a result of higher home prices in 2018.

Fannie Mae Third Quarter 2018 Form 10-Q	35

MD&A | Business Segments

Single-Family Loss Reserves
Our single-family loss reserves provide for an estimate of credit losses incurred in our single-family guaranty book of business, including concessions we granted borrowers upon modification of their loans. The table below summarizes the changes in our single-family loss reserves.

Single-Family Loss Reserves
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(16,638)	$(20,553)	$(19,155)	$(23,639)
Benefit (provision) for credit losses	732	(137)	2,223	1,518
Charge-offs	514	455	1,728	2,221
Recoveries	(84)	(73)	(255)	(370)
Other(1)	(2)	17	(19)	(21)
Ending balance	$(15,478)	$(20,291)	$(15,478)	$(20,291)

			As of
			September 30, 2018	December 31, 2017
Loss reserves as a percentage of single-family:
Guaranty book of business			0.52%	0.65%
Recorded investment in nonaccrual loans			47.52	40.80
__________

(1)	Amounts represent the portion of single-family benefit (provision) for credit losses, charge-offs and recoveries that are not a part of loss reserves.
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

Single-Family Troubled Debt Restructurings on Accrual Status and Nonaccrual Loans
	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
TDRs on accrual status	$104,569	$110,043
Nonaccrual loans	32,571	46,945
Total TDRs on accrual status and nonaccrual loans	$137,140	$156,988
Accruing on-balance sheet loans past due 90 days or more(1)	$243	$353

	For the Nine Months
	Ended September 30,
	2018	2017
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$1,680	$2,616
Interest income recognized(3)	4,141	4,247

Fannie Mae Third Quarter 2018 Form 10-Q	36

MD&A | Business Segments

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
The post-modification unpaid principal balance of single-family HFI and HFS loans classified as TDRs as of September 30, 2018 was $134.8 billion, compared with $146.4 billion as of December 31, 2017. This decrease in loans classified as TDRs was primarily attributable to HFS loan sales in the first nine months of 2018, in addition to other removals, and was partially offset by a higher volume of single-family loan modifications and other forms of loss mitigation in the areas affected by the 2017 hurricanes that resulted in a restructuring of the terms of these loans.

Fannie Mae Third Quarter 2018 Form 10-Q	37

MD&A | Business Segments

Multifamily Business
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities.
Multifamily Mortgage Market
National multifamily market fundamentals, which include factors such as vacancy rates and rents, showed improvement during the third quarter of 2018 despite an increase in new apartment supply. As a result of continued multifamily demand, the national estimated vacancy level decreased during the third quarter of 2018, remaining near historic lows.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.3% as of September 30, 2018, compared with 5.5% as of June 30, 2018.

•	Rents. Rents continued to increase during the third quarter of 2018. National asking rents increased by an estimated 0.8%, compared with 1.5% during the second quarter of 2018.
Continued demand for multifamily rental units during the third quarter of 2018 was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 36,000 units, according to preliminary data from Reis, Inc., compared with approximately 40,000 units during the second quarter of 2018.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals has helped to increase property values in most metropolitan areas. It is estimated that approximately 423,000 new multifamily units will be completed in 2018. The bulk of this new supply is concentrated in a limited number of metropolitan areas.
Multifamily Business Metrics
We support affordability in the multifamily rental market. We enabled the financing of 206,000 multifamily units from new business volume in the third quarter of 2018, compared with 189,000 units in the third quarter of 2017. Over 90% of the multifamily units we financed in the third quarter of 2018 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume(1)
(Dollars in billions)
__________

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided during the period.

Fannie Mae Third Quarter 2018 Form 10-Q	38

MD&A | Business Segments

FHFA’s 2018 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $35 billion, excluding certain targeted affordable and underserved market business segments. Approximately 42% of our multifamily new business volume of $44.0 billion for the first nine months of 2018 counted toward FHFA’s 2018 multifamily volume cap.
The chart below displays our multifamily MBS outstanding as of September 30, 2018 compared with December 31, 2017.
Multifamily Fannie Mae MBS Outstanding
(Dollars in billions)
Multifamily Business Financial Results

Multifamily Business Financial Results
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in millions)
Net interest income	$699	$647	$52	$2,024	$1,873	$151
Fee and other income	192	189	3	524	604	(80)
Net revenues	891	836	55	2,548	2,477	71
Fair value gains (losses), net	(31)	11	(42)	(69)	(23)	(46)
Administrative expenses	(104)	(84)	(20)	(317)	(253)	(64)
Credit-related expense(1)	(25)	(28)	3	(6)	(23)	17
Other expenses, net(2)	(75)	(80)	5	(209)	(237)	28
Income before federal income taxes	656	655	1	1,947	1,941	6
Provision for federal income taxes	(107)	(164)	57	(314)	(481)	167
Net income	$549	$491	$58	$1,633	$1,460	$173
__________

(1)	Consists of the provision for credit losses and foreclosed property income (expense).

(2)	Consists of investment gains, gains (losses) on partnership investments and other income (expenses).
Net interest income
Multifamily net interest income increased in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017, primarily due to continued growth of our multifamily guaranty book of business.

Fannie Mae Third Quarter 2018 Form 10-Q	39

MD&A | Business Segments

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

Fee and Other Income
Fee and other income decreased in the first nine months of 2018 compared with the first nine months of 2017 primarily driven by lower yield maintenance fees as a result of increases in interest rates during the first nine months of 2018.
Fair value gains (losses), net
Fair value losses in the third quarter and first nine months of 2018 were primarily driven by losses on commitments to buy multifamily mortgage-related securities due to increasing interest rates resulting in decreasing prices during the commitment periods.
Fair value losses in the first nine months of 2017 were primarily driven by losses on commitments to sell multifamily mortgage-related securities as a result of increases in prices during the commitment periods.
Credit-related expense
Credit-related expense in the third quarter and first nine months of 2018 was due to an increase in the allowance for loan losses primarily driven by a slight increase in downgrades in loan risk ratings.
Credit-related expense in the third quarter and first nine months of 2017 was primarily driven by an increase in our allowance for loan losses, which included estimated losses from the 2017 hurricanes.
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

Fannie Mae Third Quarter 2018 Form 10-Q	40

MD&A | Business Segments

sharing obligation. This aligns the interests of the lender and Fannie Mae from day one and throughout the life of the loan.
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. In the first nine months of 2018, nearly 100% of our new multifamily business volume had lender risk-sharing. As of September 30, 2018, 97% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing, compared with 96% as of December 31, 2017.
To complement our lender-risk sharing program through our DUS model, we engage in multifamily CIRT transactions, pursuant to which we transfer a portion of the mortgage credit risk on multifamily loans in our multifamily guaranty book of business to insurers or reinsurers. In August 2018, we completed our third multifamily CIRT transaction since the inception of the program, which covered multifamily loans with an unpaid principal balance of approximately $11.1 billion. We plan to continue to transfer credit risk through multifamily CIRT transactions in the future.
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

Multifamily Guaranty Book of Business Key Risk Characteristics
	As of
	September 30, 2018	December 31, 2017	September 30, 2017
Weighted average original LTV ratio	67%	67%	67%
Original LTV ratio greater than 80%	1	2	2
Original DSCR less than or equal to 1.10	13	14	14
Current DSCR less than 1.0	2	2	1

Multifamily Problem Loan Management and Foreclosure Prevention
The multifamily serious delinquency rate was 0.07% as of September 30, 2018, compared with 0.11% as of December 31, 2017 and 0.03% as of September 30, 2017. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. The decrease in the multifamily serious delinquency rate since December 31, 2017 resulted mostly from a decrease in delinquent loans subject to forbearance agreements granted to borrowers in the areas affected by the 2017 hurricanes.
REO Management
The number of multifamily foreclosed properties held for sale increased to 13 properties with a carrying value of $79 million as of September 30, 2018, compared with 11 properties with a carrying value of $66 million as of December 31, 2017.
Other Multifamily Credit Information
Multifamily Credit Losses
We had $7 million in multifamily credit losses in the third quarter of 2018 compared with a benefit for credit losses of $16 million in the third quarter of 2017. We had $15 million in multifamily credit losses in the first nine months of 2018 compared with a benefit for credit losses of $14 million in the first nine months of 2017. The benefit for credit losses for both 2017 periods was the result of recoveries of previously charged-off amounts.

Fannie Mae Third Quarter 2018 Form 10-Q	41

MD&A | Business Segments

Multifamily Loss Reserves
The table below summarizes the changes in our multifamily loss reserves.

Multifamily Loss Reserves
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(218)	$(189)	$(245)	$(196)
Benefit (provision) for credit losses	(16)	(45)	6	(37)
Charge-offs	1	3	6	3
Recoveries	(3)	(2)	(3)	(3)
Ending balance	$(236)	$(233)	$(236)	$(233)

			As of
			September 30, 2018	December 31, 2017
Loss reserves as a percentage of multifamily guaranty book of business			0.08%	0.09%
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

Multifamily Troubled Debt Restructurings on Accrual Status and Nonaccrual Loans
	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
TDRs on accrual status	$63	$87
Nonaccrual loans	554	424
Total TDRs on accrual status and nonaccrual loans	$617	$511

	For the Nine Months
	Ended September 30,
	2018	2017
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$20	$12
Interest income recognized(2)	2	6
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

Fannie Mae Third Quarter 2018 Form 10-Q	42

MD&A | Liquidity and Capital Management

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
The chart and table below display information on our outstanding short-term and long-term debt of Fannie Mae based on original contractual maturity. The total amount of our outstanding debt of Fannie Mae decreased as of September 30, 2018 compared with December 31, 2017 primarily due to lower funding needs as our retained mortgage portfolio continued to decrease during the first nine months of 2018.

Selected Debt Information
	As of
	December 31, 2017	September 30, 2018
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	1.18%	2.06%
Interest rate on long-term debt, including portion maturing within one year	2.40%	2.75%
Interest rate on callable long-term debt	2.31%	2.82%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	123	149
Weighted-average maturity of debt maturing in more than one year (in months)	57	61
Other Data
Outstanding callable debt	$72.3	$67.1
Connecticut Avenue Securities(2)	$22.5	$25.7

Fannie Mae Third Quarter 2018 Form 10-Q	43

MD&A | Liquidity and Capital Management

__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis adjustments and fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized cost basis adjustments and fair value adjustments of $433 million and $788 million as of September 30, 2018 and December 31, 2017, respectively.

(2)
See “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2017 Form 10-K and this report for information regarding our Connecticut Avenue Securities.

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

Activity in Debt of Fannie Mae
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$106,520	$199,940	$446,914	$513,635
Weighted-average interest rate	1.90%	0.97%	1.52%	0.78%
Long-term:(1)
Amount	$6,032	$6,435	$17,595	$25,457
Weighted-average interest rate	3.26%	2.44%	3.08%	2.44%
Total issued:
Amount	$112,552	$206,375	$464,509	$539,092
Weighted-average interest rate	1.97%	1.02%	1.58%	0.85%
Paid off during the period:(2)
Short-term:
Amount	$103,256	$197,034	$451,295	$515,220
Weighted-average interest rate	1.82%	0.93%	1.42%	0.71%
Long-term:(1)
Amount	$12,668	$21,123	$42,854	$60,419
Weighted-average interest rate	1.62%	1.35%	1.47%	2.81%
Total paid off:
Amount	$115,924	$218,157	$494,149	$575,639
Weighted-average interest rate	1.79%	0.97%	1.43%	0.93%
__________

(1)	Includes Connecticut Avenue Securities.

(2)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae Third Quarter 2018 Form 10-Q	44

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates based on changes in our cash flows, liquidity in the fixed income markets and our liquidity risk management framework and practices.
Cash Flows
Nine Months Ended September 30, 2018. Cash, cash equivalents and restricted cash decreased by $9.2 billion in the nine months ended September 30, 2018. The decrease was primarily driven by cash outflows from (1) the purchase of Fannie Mae MBS from third parties, (2) the redemption of funding debt, which outpaced issuances, due to lower funding needs, and (3) the acquisition of delinquent loans out of MBS trusts.
Partially offsetting these cash outflows were primarily cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Nine Months Ended September 30, 2017. Cash, cash equivalents and restricted cash decreased by $10.1 billion in the nine months ended September 30, 2017. The decrease was primarily driven by cash outflows from (1) the purchase of Fannie Mae MBS from third parties, (2) the redemption of funding debt, which outpaced issuances, due to lower funding needs, and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Partially offsetting these cash outflows were primarily cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Credit Ratings
In June 2018, upon reexamining the terms of our subordinated debt, Standard & Poor’s Ratings Services (“S&P”) both revised its rating on our outstanding rated subordinated debt from "AA-" to "AA" and announced that it was withdrawing its rating on our subordinated debt program due to our program no longer being active. There have been no other changes in our credit ratings since we filed our 2017 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2017 Form 10-K.

Fannie Mae Third Quarter 2018 Form 10-Q	45

MD&A | Liquidity and Capital Management

Capital Management
Regulatory Capital
The deficit of our core capital over statutory minimum capital was $136.7 billion as of September 30, 2018 and $144.4 billion as of December 31, 2017. For information on our minimum capital requirements, see “Note 12, Regulatory Capital Requirements” and “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Capital” in our 2017 Form 10-K and “MD&A—Legislation and Regulation” in our Second Quarter 2018 Form 10-Q.
Capital Activity
The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. Because we had a net worth of $7.5 billion as of June 30, 2018, we paid Treasury a third quarter 2018 dividend of $4.5 billion. We expect to pay Treasury a fourth quarter 2018 dividend of $4.0 billion by December 31, 2018 based on our net worth of $7.0 billion as of September 30, 2018.
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
Our off-balance sheet exposure to credit losses is primarily related to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. This exposure was $21.5 billion as of September 30, 2018 and $25.1 billion as of December 31, 2017.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $8.7 billion as of September 30, 2018 and $9.2 billion as of December 31, 2017.

Fannie Mae Third Quarter 2018 Form 10-Q	46

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
In this section we provide an update on our management of institutional counterparty credit risk and interest rate risk. We provide an update on our management of mortgage credit risk in this report in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Institutional Counterparty Credit Risk Management
This section updates our discussion of institutional counterparty credit risk management in our 2017 Form 10-K. See “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors” in our 2017 Form 10-K for additional information, including our exposure to institutional counterparty credit risk and our strategy for managing this risk.
Mortgage Insurers
For information on our mortgage insurers, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers” in our 2017 Form 10-K. The discussion below updates some of that information.
Recent Changes
FHFA’s 2018 conservatorship scorecard directs Fannie Mae and Freddie Mac to evaluate the companies’ existing private mortgage insurer eligibility requirements (“PMIERs”) and consider whether changes or updates are appropriate. The PMIERs set the standards and guidelines that a private mortgage insurer must meet and maintain to be an approved insurer eligible to write mortgage insurance on loans acquired by Fannie Mae. The PMIERs are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. At FHFA’s direction, we and Freddie Mac completed our analysis of the PMIERs and, after consulting with our mortgage insurer counterparties, published revised PMIERs in September 2018. The revised PMIERs include certain changes to the risk-based asset requirements, enhancements to the treatment of approved risk transfer transactions, and adjustments to risk transfer credit arising from counterparty risk associated with reinsurance transactions. Many of the changes contained in the update were previously announced through guidance. The revised PMIERs will become effective on March 31, 2019 for existing approved private mortgage insurers and are effective immediately for any new mortgage insurer applicant.
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
Measurement of Interest Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended September 30, 2018 and 2017.
During the second quarter of 2018, we revised the presentation of our interest rate risk measures to show the market value sensitivity in millions, rather than billions, and to show effective duration gap in years, rather than in months. We have revised all prior period interest rate risk measures to correspond to the current period presentation.

Fannie Mae Third Quarter 2018 Form 10-Q	47

MD&A | Risk Management

For information on how we measure our interest rate risk, see our 2017 Form 10-K in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.”

Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of (1)(2)
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Rate level shock:
-100 basis points	$(193)	$(44)
-50 basis points	(53)	(21)
+50 basis points	(30)	(29)
+100 basis points	(113)	(122)
Rate slope shock:
-25 basis points (flattening)	3	(17)
+25 basis points (steepening)	(6)	17

	For the Three Months Ended September 30,(1)(3)
	2018			2017
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.01	$(13)	$(51)	0.00	$(16)	$(26)
Minimum	(0.01)	(22)	(119)	(0.04)	(46)	(64)
Maximum	0.07	(1)	(30)	0.02	(4)	1
Standard deviation	0.02	6	17	0.02	8	15
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
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero years in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of September 30, 2018. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of (1)
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Before derivatives	$(600)	$(520)
After derivatives	(30)	(29)
Effect of derivatives	570	491
__________

(1)	Measured on the last day of each period presented.

Fannie Mae Third Quarter 2018 Form 10-Q	48

MD&A | Critical Accounting Policies and Estimates

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

Fannie Mae Third Quarter 2018 Form 10-Q	49

MD&A | Forward-Looking Statements

Forward-Looking Statements
This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, but are not limited to, statements relating to our expectations regarding the following matters:

•	our profitability, financial condition and results of operations, and the factors that will affect our profitability, financial condition and results of operations;

•	our business plans and strategies and the impact of such plans and strategies;

•	our dividend payments to Treasury;

•	our retained mortgage portfolio;

•	our payments to HUD and Treasury funds under the GSE Act;

•	our plans relating to and the effects of our credit risk transfer transactions;

•	the impact of accounting guidance and accounting changes on our business or financial results, including the impact of impairment accounting guidance;

•	mortgage market and economic conditions (including home price appreciation rates) and the impact of such conditions on our business or financial results;

•	the risks to our business;

•	the impact of the 2018 hurricanes on our credit losses and loss reserves;

•	our serious delinquency rate and the factors that will affect our serious delinquency rate; and

•	our single-family loan acquisitions and the credit risk profile of such acquisitions.
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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following:

•	the uncertainty of our future;

•	future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation;

•	actions by FHFA, Treasury, HUD or other regulators that affect our business;

•	changes in the structure and regulation of the financial services industry;

•	the timing and level of, as well as regional variation in, home price changes;

•	changes in interest rates and credit spreads;

•	changes in unemployment rates and other macroeconomic and housing market conditions;

•	credit availability;

•	disruptions in the housing and credit markets;

•	changes in the fiscal and monetary policies of the Federal Reserve, including implementation of the Federal Reserve’s balance sheet normalization program;

•	our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

Fannie Mae Third Quarter 2018 Form 10-Q	50

MD&A | Forward-Looking Statements

•	the volume of mortgage originations;

•	the size, composition and quality of our guaranty book of business and retained mortgage portfolio;

•	our market share;

•	the life of the loans in our guaranty book of business;

•	challenges we face in retaining and hiring qualified executives and other employees;

•	our future serious delinquency rates;

•	the deteriorated credit performance of many loans in our guaranty book of business;

•	the conservatorship and its effect on our business;

•	the investment by Treasury and its effect on our business;

•	adverse effects from activities we undertake to support the mortgage market and help borrowers;

•	actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of the Single Security Initiative;

•	limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	a decrease in our credit ratings;

•	limitations on our ability to access the debt capital markets;

•	significant changes in modification and foreclosure activity;

•	the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

•	changes in borrower behavior;

•	the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies;

•	defaults by one or more institutional counterparties;

•	resolution or settlement agreements we may enter into with our counterparties;

•	our need to rely on third parties to fully achieve some of our corporate objectives;

•	our reliance on mortgage servicers;

•	changes in GAAP, guidance by the Financial Accounting Standards Board and changes to our accounting policies;

•	changes in the fair value of our assets and liabilities;

•	operational control weaknesses;

•	our reliance on models and future updates we make to our models, including the assumptions used by these models;

•	global political risks;

•	natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events;

•	cyber attacks or other information security breaches or threats; and

•	those factors described in “Risk Factors” in this report and in our 2017 Form 10-K.
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

Fannie Mae Third Quarter 2018 Form 10-Q	51

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$27,789	$32,110
Restricted cash (includes $17,835 and $22,132, respectively, related to consolidated trusts)	23,242	28,150
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,598	19,470
Investments in securities:
Trading, at fair value (includes $3,734 and $747, respectively, pledged as collateral)	43,901	34,679
Available-for-sale, at fair value	3,537	4,843
Total investments in securities	47,438	39,522
Mortgage loans:
Loans held for sale, at lower of cost or fair value	10,572	4,988
Loans held for investment, at amortized cost:
Of Fannie Mae	126,674	162,809
Of consolidated trusts	3,111,551	3,029,812
Total loans held for investment (includes $9,153 and $10,596, respectively, at fair value)	3,238,225	3,192,621
Allowance for loan losses	(15,663)	(19,084)
Total loans held for investment, net of allowance	3,222,562	3,173,537
Total mortgage loans	3,233,134	3,178,525
Deferred tax assets, net	14,368	17,350
Accrued interest receivable, net (includes $8,234 and $7,560, respectively, related to consolidated trusts)	8,792	8,133
Acquired property, net	2,722	3,220
Other assets	17,022	19,049
Total assets	$3,401,105	$3,345,529
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $8,942 and $8,598, respectively, related to consolidated trusts)	$10,105	$9,682
Debt:
Of Fannie Mae (includes $7,251 and $8,186, respectively, at fair value)	246,682	276,752
Of consolidated trusts (includes $24,948 and $30,493, respectively, at fair value)	3,127,688	3,053,302
Other liabilities (includes $322 and $492, respectively, related to consolidated trusts)	9,655	9,479
Total liabilities	3,394,130	3,349,215
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	120,836	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(126,591)	(133,805)
Accumulated other comprehensive income	313	553
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (deficit) (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on our dividend obligation to Treasury)	6,975	(3,686)
Total liabilities and equity (deficit)	$3,401,105	$3,345,529

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	52

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Interest income:
Trading securities	$363	$195	$917	$513
Available-for-sale securities	54	77	175	269
Mortgage loans (includes $27,058 and $25,168, respectively, for the three months ended and $79,877 and $75,155, respectively, for the nine months ended related to consolidated trusts)	28,723	27,047	85,064	81,105
Other	204	142	559	351
Total interest income	29,344	27,461	86,715	82,238
Interest expense:
Short-term debt	(114)	(72)	(331)	(173)
Long-term debt (includes $22,361 and $20,609, respectively, for the three months ended and $65,972 and $61,622, respectively, for the nine months ended related to consolidated trusts)	(23,861)	(22,115)	(70,406)	(66,443)
Total interest expense	(23,975)	(22,187)	(70,737)	(66,616)
Net interest income	5,369	5,274	15,978	15,622
Benefit (provision) for credit losses	716	(182)	2,229	1,481
Net interest income after benefit (provision) for credit losses	6,085	5,092	18,207	17,103
Investment gains, net	166	313	693	689
Fair value gains (losses), net	386	(289)	1,660	(1,020)
Fee and other income	271	1,194	830	1,796
Non-interest income	823	1,218	3,183	1,465
Administrative expenses:
Salaries and employee benefits	(355)	(331)	(1,101)	(1,007)
Professional services	(247)	(218)	(744)	(681)
Other administrative expenses	(138)	(115)	(400)	(346)
Total administrative expenses	(740)	(664)	(2,245)	(2,034)
Foreclosed property expense	(159)	(140)	(460)	(391)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(576)	(531)	(1,698)	(1,552)
Other expenses, net	(377)	(427)	(946)	(1,100)
Total expenses	(1,852)	(1,762)	(5,349)	(5,077)
Income before federal income taxes	5,056	4,548	16,041	13,491
Provision for federal income taxes	(1,045)	(1,525)	(3,312)	(4,495)
Net income	4,011	3,023	12,729	8,996
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(33)	27	(349)	(46)
Other	(3)	(2)	(8)	(6)
Total other comprehensive income (loss)	(36)	25	(357)	(52)
Total comprehensive income	$3,975	$3,048	$12,372	$8,944
Net income	$4,011	$3,023	$12,729	$8,996
Dividends distributed or available for distribution to senior preferred stockholder	(3,975)	(3,048)	(9,372)	(8,944)
Net income (loss) attributable to common stockholders	$36	$(25)	$3,357	$52
Earnings (loss) per share:
Basic	$0.01	$0.00	$0.58	$0.01
Diluted	0.01	0.00	0.57	0.01
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,762	5,893	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	53

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$(1,796)	$172
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	163	1,088
Proceeds from sales of trading securities held for investment	96	149
Proceeds from maturities and paydowns of available-for-sale securities	564	1,671
Proceeds from sales of available-for-sale securities	729	1,207
Purchases of loans held for investment	(135,913)	(142,565)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	11,651	17,721
Proceeds from sales of loans acquired as held for investment of Fannie Mae	10,637	5,399
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	306,374	323,424
Advances to lenders	(83,643)	(89,348)
Proceeds from disposition of acquired property and preforeclosure sales	7,090	9,671
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(7,128)	6,675
Other, net	(56)	344
Net cash provided by investing activities	110,564	135,436
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	636,466	776,380
Payments to redeem debt of Fannie Mae	(666,888)	(809,299)
Proceeds from issuance of debt of consolidated trusts	278,357	282,433
Payments to redeem debt of consolidated trusts	(364,942)	(383,969)
Payments of cash dividends on senior preferred stock to Treasury	(5,397)	(11,367)
Proceeds from senior preferred stock purchase agreement with Treasury	3,687	—
Other, net	720	88
Net cash used in financing activities	(117,997)	(145,734)
Net decrease in cash, cash equivalents and restricted cash	(9,229)	(10,126)
Cash, cash equivalents and restricted cash at beginning of period	60,260	62,177
Cash, cash equivalents and restricted cash at end of period	$51,031	$52,051
Cash paid during the period for:
Interest	$82,010	$82,652
Income taxes	460	1,670

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	54

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
The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018, and related notes, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2017 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the three and nine months ended September 30, 2018 may not necessarily be indicative of the results for the year ending December 31, 2018.
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
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. In the first quarter of 2018, we received $3.7 billion from Treasury to eliminate our net worth deficit as of December 31, 2017. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of September 30, 2018, and the amount of remaining funding available to us under the agreement was $113.9 billion.
Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. Acting as successor to the rights, titles, powers and privileges of the Board, our conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable since we entered into conservatorship in 2008. Effective January 1, 2018, the dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. On September 28, 2018, we

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	55

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

paid Treasury a dividend of $4.5 billion based on our net worth of $7.5 billion as of June 30, 2018, less the applicable capital reserve amount of $3.0 billion. Because we had a net worth of $7.0 billion as of September 30, 2018, we expect to pay Treasury a dividend of $4.0 billion for the fourth quarter of 2018 by December 31, 2018.
The liquidation preference of the senior preferred stock is subject to adjustment. The aggregate liquidation preference of the senior preferred stock was $123.8 billion as of September 30, 2018.
See “Note 11, Equity (Deficit)” in our 2017 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Regulatory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $136.7 billion as of September 30, 2018 and $144.4 billion as of December 31, 2017. Due to the terms of our senior preferred stock described above, we do not expect to eliminate our deficit of core capital over statutory minimum capital.
Related Parties
As a result of our issuance to Treasury of a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2018, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $123.8 billion. FHFA’s control of Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. In 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $6 million and $9 million for the three months ended September 30, 2018 and 2017, respectively, and $19 million and $32 million for the nine months ended September 30, 2018 and 2017, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
During the three months ended September 30, 2018, we did not make any payments to the Internal Revenue Service (“IRS”), a bureau of Treasury. We made tax payments of $460 million during the nine months ended September 30, 2018. We made tax payments of $600 million and $1.7 billion during the three and nine months ended September 30, 2017, respectively.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through certain programs, including a new issue bond (“NIB”) program. As of September 30, 2018, under the NIB program, Fannie Mae and Freddie Mac had $4.6 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.
The fee revenue and expense related to the TCCA are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $576 million and $531 million in TCCA fees for the three months ended September 30, 2018 and 2017, respectively, and $1.7 billion and $1.6 billion for the nine months ended September 30, 2018 and 2017, respectively, of which $576 million had not been remitted to Treasury as of September 30, 2018.
We incurred expenses in connection with certain funding obligations under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (the “GSE Act”), a portion of which is attributable to Treasury’s Capital Magnet Fund. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $20 million and $16 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the three months ended September 30,

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	56

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

2018 and 2017, respectively, and $57 million and $46 million for the nine months ended September 30, 2018 and 2017, respectively, of which $57 million had not been remitted as of September 30, 2018.
In addition to the transactions with Treasury mentioned above, we purchase and sell Treasury securities in the normal course of business. As of September 30, 2018 and December 31, 2017, we held Treasury securities with a fair value of $37.6 billion and $29.2 billion, respectively, and accrued interest receivable of $124 million and $77 million, respectively. We recognized interest income on these securities held by us of $192 million and $95 million for the three months ended September 30, 2018 and 2017, respectively, and $485 million and $244 million for the nine months ended September 30, 2018 and 2017, respectively.
Transactions with Freddie Mac
As of September 30, 2018 and December 31, 2017, we held Freddie Mac mortgage-related securities with a fair value of $497 million and $613 million, respectively, and accrued interest receivable of $2 million and $2 million, respectively. We recognized interest income on these securities held by us of $6 million and $8 million for the three months ended September 30, 2018 and 2017, respectively, and $19 million and $31 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated. Freddie Mac may also be an investor in our debt securities.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $26 million for the three months ended September 30, 2018 and 2017, and $81 million and $82 million for the nine months ended September 30, 2018 and 2017, respectively.
Transactions with CSS
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $33 million and $25 million for the three months ended September 30, 2018 and 2017, respectively, and $109 million and $78 million for the nine months ended September 30, 2018 and 2017, respectively. No other transactions outside of normal business activities have occurred between us and CSS during the three and nine months ended September 30, 2018 and 2017.
Income Taxes
The decrease in our provision for federal income taxes for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was the result of the Tax Cuts and Jobs Act of 2017, which reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. This decline was the primary driver of the reduction in our effective tax rate to 20.7% for the three months ended September 30, 2018 and 20.6% for the nine months ended September 30, 2018, compared with 33.5% for the three months ended September 30, 2017 and 33.3% for the nine months ended September 30, 2017. Our effective tax rates for all the periods presented were different from the prevailing federal statutory rate primarily due to the benefits of our investments in housing projects eligible for low-income housing tax credits.
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock). Weighted average common shares includes 4.6 billion shares for the periods ended September 30, 2018 and 2017 that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and nine months ended September 30, 2018

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	57

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

and the nine months ended September 30, 2017, our diluted EPS weighted average shares outstanding includes shares of common stock that would be issuable upon the conversion of 131 million shares of convertible preferred stock. For the three months ended September 30, 2017, convertible preferred stock is not included in the calculation because a net loss attributable to common stockholders was incurred and it would have an anti-dilutive effect.
New Accounting Guidance
The following table updates information about our significant policies that have recently been adopted or are yet to be adopted from the information included in our 2017 Form 10-K.

Standard	Description	Effective Date	Impact on Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	January 1, 2018	The adoption of the amendments did not have a material impact on our consolidated financial statements.
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
January 1, 2018
This guidance was applied retrospectively to the statement of cash flows for the prior period presented. The adoption of the amendments did not have a material impact on our consolidated financial statements.

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
January 1, 2018
This guidance was applied retrospectively to the statements of cash flows for the prior period presented. As a result of this adoption, the net change in restricted cash that results from transfers between cash, cash equivalents, and restricted cash is no longer presented as an investing activity in our consolidated statement of cash flows. The adoption of the amendments did not have a material impact on our consolidated financial statements.

ASU 2018-02, Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.	January 1, 2019	The early adoption of this guidance on January 1, 2018 resulted in the reclassification of $117 million in stranded tax amounts from accumulated other comprehensive income to retained earnings.
ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	The amendments in this update streamline, clarify and enhance certain disclosures related to Level 3 recurring and nonrecurring fair value measurements.	January 1, 2020
We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. Adoption is required for periods beginning January 1, 2020 with early adoption permitted. We are considering adopting this guidance for our 2018 Form 10-K.

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

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	58

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

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$1,420	$3,809
Non-Fannie Mae	5,009	1,580
Total trading securities	6,429	5,389
Available-for-sale securities:
Fannie Mae	1,754	2,032
Non-Fannie Mae	1,254	2,062
Total available-for-sale securities	3,008	4,094
Other assets	69	74
Other liabilities	(108)	(467)
Net carrying amount	$9,398	$9,090

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $14 billion and $15 billion as of September 30, 2018 and December 31, 2017, respectively. The total assets of our unconsolidated securitization trusts were approximately $90 billion and $70 billion as of September 30, 2018 and December 31, 2017, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $105 million and the related carrying value was $83 million as of September 30, 2018. As of December 31, 2017, the maximum exposure to loss was $105 million and the related carrying value was $82 million. The total assets of these limited partnership investments were $2.4 billion and $3.2 billion as of September 30, 2018 and December 31, 2017, respectively.
The unpaid principal balance of our multifamily loan portfolio was $284.3 billion as of September 30, 2018. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	59

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2018 and 2017, the unpaid principal balance of portfolio securitizations was $64.9 billion and $68.1 billion, respectively. For the nine months ended September 30, 2018 and 2017, the unpaid principal balance of portfolio securitizations was $180.8 billion and $194.5 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2018, the unpaid principal balance of retained interests was $1.5 billion and its related fair value was $2.2 billion. The unpaid principal balance of retained interests was $3.9 billion and its related fair value was $4.7 billion as of December 31, 2017. For the three months ended September 30, 2018 and 2017, the principal and interest received on retained interests was $114 million and $294 million, respectively. For the nine months ended September 30, 2018 and 2017, the principal and interest received on retained interests was $468 million and $854 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.2 billion and $1.3 billion as of September 30, 2018 and December 31, 2017, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	60

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
The following table displays the carrying value of our mortgage loans.

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Single-family	$2,924,857	$2,890,634
Multifamily	284,298	265,069
Total unpaid principal balance of mortgage loans	3,209,155	3,155,703
Cost basis and fair value adjustments, net	39,642	41,906
Allowance for loan losses for loans held for investment	(15,663)	(19,084)
Total mortgage loans	$3,233,134	$3,178,525

The following table displays information about our redesignated mortgage loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
	(Dollars in millions)
Carrying value of loans redesignated from HFI to HFS	$4,249	$2,077	$17,851	$7,499
Carrying value of loans redesignated from HFS to HFI	6	59	36	111
Loans sold - unpaid principal balance	9,373	3,433	13,831	6,473
Realized gains on sale of mortgage loans	93	158	301	211

The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $10.6 billion and $13.0 billion as of September 30, 2018 and December 31, 2017, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
Nonaccrual Loans
We discontinue accruing interest on loans when we believe collectibility of principal or interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected is reversed through interest income at the date a loan is placed on nonaccrual status. We return a non-modified single-family loan to accrual status at the point that the borrower brings the loan current. We return a modified single-family loan to accrual status at the point that the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. We place a multifamily loan on nonaccrual status when the loan becomes three months or more past due according to its contractual terms or is deemed to be individually impaired, unless the loan is well secured such that collectibility of principal and accrued interest is reasonably assured. We return a multifamily loan to accrual stat

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	61

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

us when the borrower cures the delinquency of the loan or we otherwise determine that the loan is well secured such that collectibility is reasonably assured.
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of September 30, 2018
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$33,519	$7,506	$14,932	$55,957	$2,799,358	$2,855,315	$25	$25,697
Government(2)	54	18	175	247	23,132	23,379	175	—
Alt-A	2,725	875	1,908	5,508	50,900	56,408	2	3,212
Other	978	319	761	2,058	14,502	16,560	5	1,216
Total single-family	37,276	8,718	17,776	63,770	2,887,892	2,951,662	207	30,125
Multifamily(3)	20	N/A	198	218	285,736	285,954	—	554
Total	$37,296	$8,718	$17,974	$63,988	$3,173,628	$3,237,616	$207	$30,679

	As of December 31, 2017
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$35,582	$10,396	$23,999	$69,977	$2,732,818	$2,802,795	$87	$37,971
Government(2)	55	21	206	282	30,807	31,089	206	—
Alt-A	3,186	1,147	3,418	7,751	59,475	67,226	5	5,094
Other	1,185	411	1,252	2,848	19,016	21,864	5	1,834
Total single-family	40,008	11,975	28,875	80,858	2,842,116	2,922,974	303	44,899
Multifamily(3)	26	N/A	276	302	266,699	267,001	—	424
Total	$40,034	$11,975	$29,151	$81,160	$3,108,815	$3,189,975	$303	$45,323
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	September 30, 2018(1)			December 31, 2017(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value (“LTV”) ratio:(2)
Less than or equal to 80%	$2,541,859	$47,773	$13,642	$2,439,858	$51,903	$16,428
Greater than 80% and less than or equal to 90%	215,622	4,151	1,353	238,038	6,680	2,277
Greater than 90% and less than or equal to 100%	87,660	2,230	757	106,076	4,044	1,443
Greater than 100%	10,174	2,254	808	18,823	4,599	1,716
Total	$2,855,315	$56,408	$16,560	$2,802,795	$67,226	$21,864
__________

(1)
Excludes $23.4 billion and $31.1 billion as of September 30, 2018 and December 31, 2017, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	September 30,	December 31,
	2018	2017
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$280,952	$263,416
Classified(1)	5,002	3,585
Total	$285,954	$267,001
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

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of
	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$85,297	$81,905	$(10,348)	$91,194	$86,864	$(11,652)
Government	269	274	(58)	276	279	(56)
Alt-A	18,058	16,505	(3,153)	23,077	21,045	(4,046)
Other	6,334	5,972	(1,176)	8,488	8,006	(1,493)
Total single-family	109,958	104,656	(14,735)	123,035	116,194	(17,247)
Multifamily	231	232	(44)	279	280	(42)
Total individually impaired loans with related allowance recorded	110,189	104,888	(14,779)	123,314	116,474	(17,289)
With no related allowance recorded:(1)
Single-family:
Primary	15,656	14,916	—	16,027	15,158	—
Government	60	55	—	66	60	—
Alt-A	2,730	2,461	—	3,253	2,870	—
Other	815	759	—	988	909	—
Total single-family	19,261	18,191	—	20,334	18,997	—
Multifamily	312	312	—	308	310	—
Total individually impaired loans with no related allowance recorded	19,573	18,503	—	20,642	19,307	—
Total individually impaired loans(2)	$129,762	$123,391	$(14,779)	$143,956	$135,781	$(17,289)

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	64

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30,
	2018			2017
	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$84,043	$871	$86	$90,941	$912	$75
Government	276	3	—	289	2	—
Alt-A	17,034	179	13	22,904	228	13
Other	6,254	57	4	8,817	78	4
Total single-family	107,607	1,110	103	122,951	1,220	92
Multifamily	231	1	—	232	1	—
Total individually impaired loans with related allowance recorded	107,838	1,111	103	123,183	1,221	92
With no related allowance recorded:(1)
Single-family:
Primary	15,140	254	30	15,402	273	24
Government	57	1	—	61	—	—
Alt-A	2,562	54	4	3,008	65	5
Other	784	13	2	983	21	1
Total single-family	18,543	322	36	19,454	359	30
Multifamily	335	8	—	304	6	—
Total individually impaired loans with no related allowance recorded	18,878	330	36	19,758	365	30
Total individually impaired loans	$126,716	$1,441	$139	$142,941	$1,586	$122

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30,
	2018			2017
	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$86,842	$2,697	$302	$94,594	$2,853	$240
Government	277	15	—	295	7	—
Alt-A	19,081	610	45	24,233	717	42
Other	7,140	201	15	9,480	247	14
Total single-family	113,340	3,523	362	128,602	3,824	296
Multifamily	244	2	—	271	7	—
Total individually impaired loans with related allowance recorded	113,584	3,525	362	128,873	3,831	296
With no related allowance recorded:(1)
Single-family:
Primary	15,039	740	88	15,173	835	71
Government	58	3	—	61	2	—
Alt-A	2,710	173	13	3,041	205	10
Other	848	44	4	1,023	65	3
Total single-family	18,655	960	105	19,298	1,107	84
Multifamily	333	11	—	294	16	—
Total individually impaired loans with no related allowance recorded	18,988	971	105	19,592	1,123	84
Total individually impaired loans	$132,572	$4,496	$467	$148,465	$4,954	$380
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans classified as TDRs with a recorded investment of $122.4 billion and $134.7 billion as of September 30, 2018 and December 31, 2017, respectively. Includes multifamily loans classified as TDRs with a recorded investment of $210 million and $185 million as of September 30, 2018 and December 31, 2017, respectively.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three and nine months ended September 30, 2018, the average term extension of a single-family modified loan was 98 months and 104 months, respectively, and the average interest rate reduction was 0.14 and 0.23 percentage points, respectively. During the three and nine months ended September 30, 2017, the average term extension of a single-family modified loan was 156 months and 155 months, respectively, and the average interest rate reduction was 0.35 and 0.66 percentage points, respectively.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following tables display the number of loans and recorded investment in loans classified as a TDR.

	For the Three Months Ended September 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	12,291	$1,797	13,323	$1,847
Government	21	3	32	5
Alt-A	779	100	1,229	182
Other	207	37	264	50
Total single-family	13,298	1,937	14,848	2,084
Multifamily	2	7	5	82
Total TDRs	13,300	$1,944	14,853	$2,166

	For the Nine Months Ended September 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	75,790	$11,469	44,706	$6,155
Government	95	9	138	15
Alt-A	4,499	583	4,122	600
Other	937	173	844	149
Total single-family	81,321	12,234	49,810	6,919
Multifamily	12	68	8	99
Total TDRs	81,333	$12,302	49,818	$7,018
The increase in loans classified as TDRs for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was primarily attributable to single-family loan modifications and other forms of loss mitigation in the areas affected by Hurricanes Harvey, Irma and Maria that resulted in a restructuring of the terms of these loans.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	67

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

	For the Three Months Ended September 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	3,720	$519	4,900	$684
Government	8	—	25	3
Alt-A	438	74	627	95
Other	143	29	178	34
Total single-family	4,309	622	5,730	816
Multifamily	1	2	—	—
Total TDRs that subsequently defaulted	4,310	$624	5,730	$816

	For the Nine Months Ended September 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	12,372	$1,774	13,617	$1,894
Government	37	4	69	8
Alt-A	1,703	275	1,857	288
Other	469	93	529	102
Total single-family	14,581	2,146	16,072	2,292
Multifamily	2	4	1	4
Total TDRs that subsequently defaulted	14,583	$2,150	16,073	$2,296

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

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

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(16,602)	$(20,218)	$(18,849)	$(23,283)
Benefit (provision) for loan losses(1)	724	(163)	1,916	1,442
Charge-offs	509	434	1,705	2,163
Recoveries	(65)	(42)	(189)	(273)
Other(2)	(2)	17	(19)	(21)
Ending balance	$(15,436)	$(19,972)	$(15,436)	$(19,972)
Multifamily allowance for loan losses:
Beginning balance	$(210)	$(181)	$(235)	$(182)
Benefit (provision) for loan losses(1)	(14)	(42)	6	(40)
Charge-offs	—	3	5	3
Recoveries	(3)	(2)	(3)	(3)
Ending balance	$(227)	$(222)	$(227)	$(222)
Total allowance for loan losses:
Beginning balance	$(16,812)	$(20,399)	$(19,084)	$(23,465)
Benefit (provision) for loan losses(1)	710	(205)	1,922	1,402
Charge-offs	509	437	1,710	2,166
Recoveries	(68)	(44)	(192)	(276)
Other(2)	(2)	17	(19)	(21)
Ending balance	$(15,663)	$(20,194)	$(15,663)	$(20,194)

__________

(1)	Benefit (provision) for loan losses is included in “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)	Amounts represent the portion of benefit (provision) for loan losses, charge-offs and recoveries that are not a part of the allowance for loan losses.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays the allowance for loan losses and recorded investment in our HFI loans by impairment or allowance methodology and portfolio segment, excluding loans for which we have elected the fair value option.

	As of
	September 30, 2018			December 31, 2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$(14,735)	$(44)	$(14,779)	$(17,247)	$(42)	$(17,289)
Collectively reserved loans	(701)	(183)	(884)	(1,602)	(193)	(1,795)
Total allowance for loan losses	$(15,436)	$(227)	$(15,663)	$(18,849)	$(235)	$(19,084)

Recorded investment in loans by segment:
Individually impaired loans(1)	$122,847	$544	$123,391	$135,191	$590	$135,781
Collectively reserved loans	2,828,815	285,410	3,114,225	2,787,783	266,411	3,054,194
Total recorded investment in loans	$2,951,662	$285,954	$3,237,616	$2,922,974	$267,001	$3,189,975
__________

(1)	Includes acquired credit-impaired loans.
5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	September 30, 2018	December 31, 2017
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae(1)	$1,469	$3,876
Other agency	3,642	1,118
Alt-A and subprime private-label securities(1)	1,367	453
Commercial mortgage-backed securities (“CMBS”)	—	9
Mortgage revenue bonds	1	1
Total mortgage-related securities	6,479	5,457
Non-mortgage-related securities:
U.S. Treasury securities	37,328	29,222
Other securities	94	—
Total non-mortgage-related securities	37,422	29,222
Total trading securities	$43,901	$34,679
__________

(1)
The increase in Alt-A and subprime private-label securities from December 31, 2017 to September 30, 2018 was due to the dissolution in the first quarter of 2018 of a Fannie Mae-wrapped private-label securities trust. The Fannie Mae-wrapped private-label securities had been classified as Fannie Mae mortgage-related securities prior to the dissolution.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays information about our net trading gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
	(Dollars in millions)
Net trading gains (losses)	$(40)	$59	$79	$145
Net trading gains (losses) recognized in the period related to securities still held at period end	(27)	51	20	125

Available-for-Sale Securities
We record available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Gross realized gains	$12	$30	$375	$260
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	21	187	662	1,081

The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of September 30, 2018
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,808	$58	$(38)	$1,828
Other agency	256	16	—	272
Alt-A and subprime private-label securities	337	280	—	617
Mortgage revenue bonds	454	15	(5)	464
Other mortgage-related securities	339	17	—	356
Total	$3,194	$386	$(43)	$3,537

	As of December 31, 2017
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,044	$102	$(27)	$2,119
Other agency	332	25	—	357
Alt-A and subprime private-label securities	662	652	—	1,314
CMBS	15	—	—	15
Mortgage revenue bonds	655	20	(4)	671
Other mortgage-related securities	350	17	—	367
Total	$4,058	$816	$(31)	$4,843

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	72

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

	As of September 30, 2018
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(3)	$208	$(35)	$472
Mortgage revenue bonds	(2)	42	(3)	3
Total	$(5)	$250	$(38)	$475

	As of December 31, 2017
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$134	$(26)	$461
Mortgage revenue bonds	—	—	(4)	3
Total	$(1)	$134	$(30)	$464

Other-Than-Temporary Impairments
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $718 million, $733 million and $1.1 billion as of September 30, 2018, June 30, 2018 and December 31, 2017, respectively. The decreases for the three and nine months ended September 30, 2018 were primarily driven by securities no longer held in our portfolio at period end.
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $1.2 billion, $1.8 billion and $1.9 billion as of September 30, 2017, June 30, 2017 and December 31, 2016, respectively. The decreases for the three and nine months ended September 30, 2017 were primarily driven by securities we intend to sell or that it is more likely than not we will sell before recovery of our amortized cost basis.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	73

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

	As of September 30, 2018
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$1,808	$1,828	$—	$—	$13	$13	$77	$81	$1,718	$1,734
Other agency	256	272	2	1	9	10	42	45	203	216
Alt-A and subprime private-label securities	337	617	—	—	—	—	—	—	337	617
Mortgage revenue bonds	454	464	3	4	33	33	61	62	357	365
Other mortgage-related securities	339	356	—	—	—	—	7	6	332	350
Total	$3,194	$3,537	$5	$5	$55	$56	$187	$194	$2,947	$3,282

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

	As of
	September 30, 2018			December 31, 2017
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$7,485	$31	$6,930	$10,876	$127	$7,340
Other guaranty arrangements(2)	14,024	131	2,399	14,265	131	2,404
Total	$21,509	$162	$9,329	$25,141	$258	$9,744
__________

(1)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 13, Concentrations of Credit Risk” in our 2017 Form 10-K and “Note 11, Concentrations of Credit Risk” in this report.

(2)	Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	September 30, 2018		December 31, 2017
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$749	1.90%	$—	—%

Short-term debt of Fannie Mae	$28,248	2.06%	$33,377	1.18%
Debt of consolidated trusts	274	2.33	379	1.11
Total short-term debt	$28,522	2.06%	$33,756	1.18%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of September 30, 2018 and December 31, 2017.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2018			December 31, 2017
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2018 - 2030	$111,190	2.33%	2018 - 2030	$123,541	2.11%
Medium-term notes(2)	2018 - 2026	66,297	1.50	2018 - 2026	75,901	1.41
Other(3)	2018 - 2038	6,725	4.74	2018 - 2038	7,421	4.84
Total senior fixed		184,212	2.12		206,863	1.95
Senior floating:
Medium-term notes(2)	2019 - 2020	2,675	2.05	2018 - 2020	8,425	1.36
Connecticut Avenue Securities(4)	2023 - 2031	25,657	5.73	2023 - 2030	22,527	5.18
Other(5)	2020 - 2037	347	7.59	2020 - 2037	376	6.36
Total senior floating		28,679	5.41		31,328	4.14
Subordinated debentures	2019	5,486	9.96	2019	5,106	9.93
Secured borrowings(6)	2021 - 2022	57	1.75	2021 - 2022	78	1.70
Total long-term debt of Fannie Mae(7)		218,434	2.75		243,375	2.40
Debt of consolidated trusts	2018 - 2058	3,127,414	2.92	2018 - 2057	3,052,923	2.80
Total long-term debt		$3,345,848	2.91%		$3,296,298	2.77%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

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

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $399 million and $752 million as of September 30, 2018 and December 31, 2017, respectively.
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

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	76

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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of September 30, 2018				As of December 31, 2017
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$103,362	$898	$18,245	$(520)	$52,732	$772	$70,211	$(2,120)
Receive-fixed	114,773	1,031	60,219	(1,259)	31,671	2,391	138,852	(1,764)
Basis	273	93	600	—	873	124	—	—
Foreign currency	225	28	228	(60)	234	59	236	(56)
Swaptions:
Pay-fixed	11,775	321	350	(2)	9,750	95	4,000	(20)
Receive-fixed	500	14	7,375	(366)	250	13	9,250	(304)
Other(1)	25,799	18	—	(1)	13,240	22	7,315	(1)
Total gross risk management derivatives	256,707	2,403	87,017	(2,208)	108,750	3,476	229,864	(4,265)
Accrued interest receivable (payable)	—	437	—	(504)	—	835	—	(814)
Netting adjustment(2)	—	(2,775)	—	2,648	—	(4,272)	—	4,979
Total net risk management derivatives	$256,707	$65	$87,017	$(64)	$108,750	$39	$229,864	$(100)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$2,569	$3	$3,054	$(15)	$4,143	$9	$1,570	$(2)
Forward contracts to purchase mortgage-related securities	15,301	21	36,797	(149)	45,925	108	21,099	(21)
Forward contracts to sell mortgage-related securities	61,979	264	26,773	(48)	19,320	15	85,556	(205)
Total mortgage commitment derivatives	79,849	288	66,624	(212)	69,388	132	108,225	(228)
Derivatives at fair value	$336,556	$353	$153,641	$(276)	$178,138	$171	$338,089	$(328)
__________

(1)	Includes credit risk transfer transactions, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $611 million and $1.4 billion as of September 30, 2018 and December 31, 2017, respectively. Cash collateral received was $738 million and $649 million as of September 30, 2018 and December 31, 2017, respectively.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,034	$300	$4,784	$300
Receive-fixed	(524)	(202)	(3,508)	120
Basis	(5)	1	(31)	24
Foreign currency	(10)	13	(35)	36
Swaptions:
Pay-fixed	67	(40)	232	(88)
Receive-fixed	(34)	(8)	(72)	(34)
Other	(1)	11	(5)	6
Net accrual of periodic settlements	(285)	(223)	(786)	(702)
Total risk management derivatives fair value gains (losses), net	242	(148)	579	(338)
Mortgage commitment derivatives fair value gains (losses), net	118	(248)	606	(520)
Total derivatives fair value gains (losses), net	$360	$(396)	$1,185	$(858)

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
See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Segment Reporting

9.  Segment Reporting
We have two reportable business segments: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations.
The following tables display our segment results.

	For the Three Months Ended September 30,
	2018			2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,670	$699	$5,369	$4,627	$647	$5,274
Fee and other income(2)	79	192	271	1,005	189	1,194
Net revenues	4,749	891	5,640	5,632	836	6,468
Investment gains, net(3)	146	20	166	286	27	313
Fair value gains (losses), net(4)	417	(31)	386	(300)	11	(289)
Administrative expenses	(636)	(104)	(740)	(580)	(84)	(664)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	732	(16)	716	(137)	(45)	(182)
Foreclosed property income (expense)	(150)	(9)	(159)	(157)	17	(140)
Total credit-related income (expense)	582	(25)	557	(294)	(28)	(322)
TCCA fees(6)	(576)	—	(576)	(531)	—	(531)
Other expenses, net	(282)	(95)	(377)	(320)	(107)	(427)
Income before federal income taxes	4,400	656	5,056	3,893	655	4,548
Provision for federal income taxes	(938)	(107)	(1,045)	(1,361)	(164)	(1,525)
Net income	$3,462	$549	$4,011	$2,532	$491	$3,023

	For the Nine Months Ended September 30,
	2018			2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$13,954	$2,024	$15,978	$13,749	$1,873	$15,622
Fee and other income(2)	306	524	830	1,192	604	1,796
Net revenues	14,260	2,548	16,808	14,941	2,477	17,418
Investment gains, net(3)	640	53	693	557	132	689
Fair value gains (losses), net(4)	1,729	(69)	1,660	(997)	(23)	(1,020)
Administrative expenses	(1,928)	(317)	(2,245)	(1,781)	(253)	(2,034)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	2,223	6	2,229	1,518	(37)	1,481
Foreclosed property income (expense)	(448)	(12)	(460)	(405)	14	(391)
Total credit-related income (expense)	1,775	(6)	1,769	1,113	(23)	1,090
TCCA fees(6)	(1,698)	—	(1,698)	(1,552)	—	(1,552)
Other expenses, net	(684)	(262)	(946)	(731)	(369)	(1,100)
Income before federal income taxes	14,094	1,947	16,041	11,550	1,941	13,491
Provision for federal income taxes	(2,998)	(314)	(3,312)	(4,014)	(481)	(4,495)
Net income	$11,096	$1,633	$12,729	$7,536	$1,460	$8,996

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Segment Reporting

__________

(1)
Net interest income primarily consists of guaranty fees received as compensation for assuming and managing the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

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

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.
10.  Equity
The following table displays the activity in other comprehensive income (loss), net of tax, by major categories.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net income	$4,011	$3,023	$12,729	$8,996
Other comprehensive income (loss), net of tax effect:
Changes in net unrealized gains (losses) on AFS securities (net of tax of $8 and $25, respectively, for the three months ended and net of tax of $22 and $36, respectively, for the nine months ended)	(31)	47	(84)	67
Reclassification adjustment for gains on AFS securities and OTTI recognized in net income (net of tax of $1 and $12, respectively for the three months ended and net of tax of $71 and $63, respectively, for the nine months ended)	(2)	(20)	(265)	(113)
Other	(3)	(2)	(8)	(6)
Total other comprehensive income (loss)	(36)	25	(357)	(52)
Total comprehensive income	$3,975	$3,048	$12,372	$8,944

The following table displays our accumulated other comprehensive income, net of tax, by major categories.

	As of
	September 30,	December 31,
	2018	2017
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$34	$87
Net unrealized gains on AFS securities for which we have recorded OTTI	237	423
Other	42	43
Accumulated other comprehensive income	$313	$553

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Equity

The following table displays changes in accumulated other comprehensive income, net of tax.

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2018			2017			2018			2017
	AFS(1)	Other	Total	AFS(1)	Other	Total	AFS(1)	Other	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$304	$45	$349	$643	$39	$682	$510	$43	$553	$716	$43	$759
Reclassification of accumulated other comprehensive income to retained earnings resulting from the enactment of the Tax Cuts and Jobs Act(2)	—	—	—	—	—	—	110	7	117	—	—	—
Other comprehensive income (loss) before reclassifications	(31)	—	(31)	47	—	47	(84)	—	(84)	67	—	67
Amounts reclassified from other comprehensive income (loss)	(2)	(3)	(5)	(20)	(2)	(22)	(265)	(8)	(273)	(113)	(6)	(119)
Net other comprehensive income (loss)	(33)	(3)	(36)	27	(2)	25	(349)	(8)	(357)	(46)	(6)	(52)
Ending balance	$271	$42	$313	$670	$37	$707	$271	$42	$313	$670	$37	$707
__________

(1)
The amounts reclassified from accumulated other comprehensive income represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

(2)
Reclassification from accumulated other comprehensive income to retained earnings of the tax effects resulting from the enactment of tax legislation on December 22, 2017 that reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. This amount is not included in net other comprehensive income (loss) for the three or nine months ended September 30, 2018.

11.  Concentrations of Credit Risk
Risk Characteristics of our Guaranty Book of Business
One of the measures by which we gauge our performance risk under our guaranty is the delinquency status of the mortgage loans we hold in our retained mortgage portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans, based on number of loans, that are 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.
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

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional and total multifamily guaranty book of business.

	As of
	September 30, 2018(1)			December 31, 2017(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.30%	0.32%	0.75%	1.42%	0.43%	1.15%
Percentage of single-family conventional loans(4)	1.52	0.37	0.82	1.63	0.50	1.24

	As of
	September 30, 2018(1)		December 31, 2017(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market LTV ratio:
Greater than 100%	1%	10.65%	1%	11.70%
Geographical distribution:
California	19	0.34	19	0.42
Florida	6	1.51	6	3.71
New Jersey	4	1.51	4	2.15
New York	5	1.55	5	2.02
All other states	66	0.77	66	1.09
Product distribution:
Alt-A	2	3.68	2	4.95
Vintages:
2004 and prior	3	2.77	4	3.28
2005-2008	5	4.90	6	6.55
2009-2018	92	0.34	90	0.53
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of September 30, 2018 and December 31, 2017.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2018 and December 31, 2017.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	September 30, 2018 (1)(2)		December 31, 2017(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.01%	0.07%	0.03%	0.11%

	As of
	September 30, 2018		December 31, 2017
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	1%	0.19%	2%	0.21%
Less than or equal to 80%	99	0.06	98	0.11
Current DSCR below 1.0(5)	2	1.76	2	1.96
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of September 30, 2018 and December 31, 2017, excluding loans that have been defeased.

(2)
Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

(4)
Calculated based on the unpaid principal balance of multifamily loans that were seriously delinquent divided by the aggregate unpaid principal balance of multifamily loans for each category included in our multifamily guaranty book of business.

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

	As of
	September 30, 2018		December 31, 2017
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$148,893		$137,941
Pool mortgage insurance	419		519
Total mortgage insurance risk in force	$149,312	5%	$138,460	5%

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk in force mortgage insurance coverage on the single-family loans in our guaranty book of business.

	Percentage of Total Risk in Force Mortgage Insurance Coverage
	As of
	September 30, 2018	December 31, 2017
Counterparty:(1)
Arch Capital Group Ltd.	25%	25%
Radian Guaranty, Inc.	21	21
Mortgage Guaranty Insurance Corp.	18	19
Genworth Mortgage Insurance Corp.	15	15
Essent Guaranty, Inc.	12	11
Others	9	9
Total	100%	100%
__________

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (”RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $5.0 billion, or 3%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2018.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of September 30, 2018 and December 31, 2017, the amount by which our estimated benefit from mortgage insurance reduced our loss reserves was $710 million and $989 million, respectively.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

We had outstanding receivables of $768 million recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2018 and $858 million as of December 31, 2017 related to amounts claimed on insured, defaulted loans excluding government-insured loans. Of this amount, $42 million as of September 30, 2018 and $75 million as of December 31, 2017 was due from our mortgage servicers or sellers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $567 million as of September 30, 2018 and $593 million as of December 31, 2017. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of September 30, 2018 and December 31, 2017.
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
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers, and identifies one servicer that serviced more than 10% of our single-family guaranty book of business based on unpaid principal balance.

	Percentage of Single-Family Guaranty Book of Business
	As of
	September 30, 2018	December 31, 2017
Wells Fargo Bank, N.A. (together with its affiliates)	18%	18%
Remaining top five depository servicers	16	17
Top five non-depository servicers	21	20
Total	55%	55%

The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business based on unpaid principal balance.

	Percentage of Multifamily Guaranty Book of Business
	As of
	September 30, 2018	December 31, 2017
Wells Fargo Bank, N.A. (together with its affiliates)	14%	14%
Walker & Dunlop, LLC	12	12
Remaining top five servicers	22	22
Total	48%	48%
If a significant mortgage servicer or seller counterparty, or a number of mortgage servicers or sellers, fails to meet their obligations to us, it could adversely affect our results of operations and financial condition.
For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 8, Derivative Instruments” and “Note 12, Netting Arrangements.”

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	85

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

	As of September 30, 2018
		Gross Amount Offset (1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,822	$(2,790)	$32		$—	$—	$32
Cleared risk management derivatives	—	15	15		—	—	15
Mortgage commitment derivatives	288	—	288		(104)	(7)	177
Total derivative assets	3,110	(2,775)	335	(4)	(104)	(7)	224
Securities purchased under agreements to resell or similar arrangements(5)	44,648	—	44,648		—	(44,648)	—
Total assets	$47,758	$(2,775)	$44,983		$(104)	$(44,655)	$224
Liabilities:
OTC risk management derivatives	$(2,711)	$2,649	$(62)		$—	$—	$(62)
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(212)	—	(212)		104	—	(108)
Total derivative liabilities	(2,923)	2,648	(275)	(4)	104	1	(170)
Securities sold under agreements to repurchase or similar arrangements	(749)	—	(749)		—	746	(3)
Total liabilities	$(3,672)	$2,648	$(1,024)		$104	$747	$(173)

	As of December 31, 2017
		Gross Amount Offset (1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,479	$(2,464)	$15		$—	$—	$15
Cleared risk management derivatives	1,811	(1,808)	3		—	—	3
Mortgage commitment derivatives	132	—	132		(117)	(1)	14
Total derivative assets	4,422	(4,272)	150	(4)	(117)	(1)	32
Securities purchased under agreements to resell or similar arrangements(5)	44,670	—	44,670		—	(44,670)	—
Total assets	$49,092	$(4,272)	$44,820		$(117)	$(44,671)	$32
Liabilities:
OTC risk management derivatives	$(3,045)	$2,957	$(88)		$—	$—	$(88)
Cleared risk management derivatives	(2,033)	2,022	(11)		—	11	—
Mortgage commitment derivatives	(228)	—	(228)		117	93	(18)
Total derivative liabilities	(5,306)	4,979	(327)	(4)	117	104	(106)
Total liabilities	$(5,306)	$4,979	$(327)		$117	$104	$(106)

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	86

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

(3)
Represents collateral received or posted that has not been offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $2.7 billion and $747 million as of September 30, 2018 and December 31, 2017, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $45.3 billion and $44.7 billion, of which $42.5 billion could be sold or repledged as of September 30, 2018 and December 31, 2017, respectively. None of the underlying collateral was sold or repledged as of September 30, 2018 or December 31, 2017.

(4)
Excludes derivative assets of $18 million and $21 million as of September 30, 2018 and December 31, 2017, respectively, and derivative liabilities of $1 million as of September 30, 2018 and December 31, 2017, recognized in our condensed consolidated balance sheets that are not subject to enforceable master netting arrangements.

(5)
Includes $18.1 billion and $25.2 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

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

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Fair Value

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$249	$—	$—	$—	$249
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,393	76	—	1,469
Other agency	—	3,642	—	—	3,642
Alt-A and subprime private-label securities	—	1,367	—	—	1,367
Mortgage revenue bonds	—	—	1	—	1
Non-mortgage-related securities:
U.S. Treasury securities	37,328	—	—	—	37,328
Other securities	—	94	—	—	94
Total trading securities	37,328	6,496	77	—	43,901
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,628	200	—	1,828
Other agency	—	272	—	—	272
Alt-A and subprime private-label securities	—	593	24	—	617
Mortgage revenue bonds	—	—	464	—	464
Other	—	8	348	—	356
Total available-for-sale securities	—	2,501	1,036	—	3,537
Mortgage loans	—	8,188	965	—	9,153
Other assets:
Risk management derivatives:
Swaps	—	2,389	98	—	2,487
Swaptions	—	335	—	—	335
Other	—	—	18	—	18
Netting adjustment	—	—	—	(2,775)	(2,775)
Mortgage commitment derivatives	—	286	2	—	288
Total other assets	—	3,010	118	(2,775)	353
Total assets at fair value	$37,577	$20,195	$2,196	$(2,775)	$57,193

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$6,904	$347	$—	$7,251
Total of Fannie Mae	—	6,904	347	—	7,251
Of consolidated trusts	—	24,785	163	—	24,948
Total long-term debt	—	31,689	510	—	32,199
Other liabilities:
Risk management derivatives:
Swaps	—	2,342	1	—	2,343
Swaptions	—	368	—	—	368
Other	—	—	1	—	1
Netting adjustment	—	—	—	(2,648)	(2,648)
Mortgage commitment derivatives	—	194	18	—	212
Total other liabilities	—	2,904	20	(2,648)	276
Total liabilities at fair value	$—	$34,593	$530	$(2,648)	$32,475

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$2,905	$971	$—	$3,876
Other agency	—	1,083	35	—	1,118
Alt-A and subprime private-label securities	—	259	194	—	453
CMBS	—	9	—	—	9
Mortgage revenue bonds	—	—	1	—	1
Non-mortgage-related securities:
U.S. Treasury securities	29,222	—	—	—	29,222
Total trading securities	29,222	4,256	1,201	—	34,679
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,911	208	—	2,119
Other agency	—	357	—	—	357
Alt-A and subprime private-label securities	—	1,237	77	—	1,314
CMBS	—	15	—	—	15
Mortgage revenue bonds	—	—	671	—	671
Other	—	10	357	—	367
Total available-for-sale securities	—	3,530	1,313	—	4,843
Mortgage loans	—	9,480	1,116	—	10,596
Other assets:
Risk management derivatives:
Swaps	—	4,035	146	—	4,181
Swaptions	—	108	—	—	108
Other	—	—	22	—	22
Netting adjustment	—	—	—	(4,272)	(4,272)
Mortgage commitment derivatives	—	131	1	—	132
Total other assets	—	4,274	169	(4,272)	171
Total assets at fair value	$29,222	$21,540	$3,799	$(4,272)	$50,289

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

(2)	Cash equivalents are comprised of U.S. Treasuries that have a maturity of three months or less at the date of acquisition.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	91

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2018
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2018(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, June 30, 2018	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases	Sales	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$79	$(3)		$—	$—	$—	$—	$—	$—	$—	$76	$2
Mortgage revenue bonds	1	—		—	—	—	—	—	—	—	1	—
Total trading securities	$80	$(3)	(6)(7)	$—	$—	$—	$—	$—	$—	$—	$77	$2
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$204	$—		$(1)	$—	$—	$—	$(3)	$—	$—	$200	$—
Alt-A and subprime private-label securities	26	—		—	—	—	—	(2)	—	—	24	—
Mortgage revenue bonds	506	1		(3)	—	(4)	—	(36)	—	—	464	—
Other	357	7		(7)	—	—	—	(9)	—	—	348	—
Total available-for-sale securities	$1,093	$8	(7)(8)	$(11)	$—	$(4)	$—	$(50)	$—	$—	$1,036	$—
Mortgage loans	$1,018	$7	(6)(7)	$—	$—	$—	$—	$(47)	$(44)	$31	$965	$2
Net derivatives	117	(18)	(6)	—	—	—	—	(1)	—	—	98	(27)
Long-term debt:
Of Fannie Mae:
Senior floating	$(354)	$7		$—	$—	$—	$—	$—	$—	$—	$(347)	$7
Of consolidated trusts	(319)	2		—	—	—	—	4	172	(22)	(163)	—
Total long-term debt	$(673)	$9	(6)	$—	$—	$—	$—	$4	$172	$(22)	$(510)	$7

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2018
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2018(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, December 31, 2017	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3	Balance, September 30, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$971	$163		$—	$1	$(1,060)	$—	$—	$—	$1	$76	$2
Other agency	35	(1)		—	—	—	—	(1)	(33)	—	—	—
Alt-A and subprime private-label securities	194	(85)		—	—	—	—	(5)	(104)	—	—	—
Mortgage revenue bonds	1	—		—	—	—	—	—	—	—	1	—
Total trading securities	$1,201	$77	(6)(7)	$—	$1	$(1,060)	$—	$(6)	$(137)	$1	$77	$2
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$208	$1		$(1)	$—	$—	$—	$(8)	$—	$—	$200	$—
Alt-A and subprime private-label securities	77	—		(45)	—	—	—	(4)	(4)	—	24	—
Mortgage revenue bonds	671	1		(6)	—	(22)	—	(180)	—	—	464	—
Other	357	21		1	—	—	—	(31)	—	—	348	—
Total available-for-sale securities	$1,313	$23	(7)(8)	$(51)	$—	$(22)	$—	$(223)	$(4)	$—	$1,036	$—
Mortgage loans	$1,116	$35	(6)(7)	$—	$—	$—	$—	$(174)	$(131)	$119	$965	$17
Net derivatives	134	(104)	(6)	—	—	—	—	15	53	—	98	(56)
Long-term debt:
Of Fannie Mae:
Senior floating	$(376)	$29		$—	$—	$—	$—	$—	$—	$—	$(347)	$29
Of consolidated trusts	(582)	9		—	—	—	1	35	503	(129)	(163)	(3)
Total long-term debt	$(958)	$38	(6)	$—	$—	$—	$1	$35	$503	$(129)	$(510)	$26

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2017
												Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2017(5)(6)
		Total Gains (Losses) (Realized/Unrealized)
	Balance, June 30, 2017	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3(4)	Balance, September 30, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,871	$16		$—	$—	$—	$—	$—	$(8)	$7	$1,886	$27
Alt-A and subprime private-label securities	264	(2)		—	—	—	—	(9)	—	—	253	(1)
Mortgage revenue bonds	1	—		—	—	—	—	—	—	—	1	—
Total trading securities	$2,136	$14	(6)(7)	$—	$—	$—	$—	$(9)	$(8)	$7	$2,140	$26
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$206	$—		$—	$—	$—	$—	$(2)	$(16)	$8	$196	$—
Alt-A and subprime private-label securities	178	—		10	—	—	—	(8)	—	—	180	—
Mortgage revenue bonds	873	5		(3)	—	(59)	—	(67)	—	—	749	—
Other	380	—		4	—	—	—	(14)	—	—	370	—
Total available-for-sale securities	$1,637	$5	(7)(8)	$11	$—	$(59)	$—	$(91)	$(16)	$8	$1,495	$—
Mortgage loans	$1,119	$9	(6)(7)	$—	$—	$—	$—	$(58)	$(6)	$26	$1,090	$6
Net derivatives	124	18	(6)	—	—	—	—	(16)	—	(1)	125	(14)
Long-term debt:
Of Fannie Mae:
Senior floating	$(365)	$(4)		$—	$—	$—	$—	$—	$—	$—	$(369)	$(4)
Of consolidated trusts	(760)	(2)		—	—	—	—	33	141	(117)	(705)	(5)
Total long-term debt	$(1,125)	$(6)	(6)	$—	$—	$—	$—	$33	$141	$(117)	$(1,074)	$(9)

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	94

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

(2)
Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts. For the nine months ended September 30, 2018, includes the dissolution of a Fannie Mae-wrapped private-label securities trust.

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)
Transfers of long-term debt of consolidated trusts out of Level 3 during the first nine months of 2018 consisted of securities for which prices were available from multiple third-party vendors and demonstrated an increased and sustained level of observability over time. Transfers of Fannie Mae trading securities into Level 3 during the nine months ended September 30, 2017 consisted primarily of a Fannie Mae security backed by private-label mortgage-related securities. Prices for this security were based on inputs that were not readily available. Transfers of long-term debt of consolidated trusts into Level 3 during the first nine months of 2017 consisted of securities for which prices were estimated using inputs that were not readily available.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Fair Value

(7)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of September 30, 2018
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$76	Various
Mortgage revenue bonds	1	Various
Total trading securities	$77
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$107	Single Vendor
	93	Various
Total Agency	200
Alt-A and subprime private-label securities	24	Various
Mortgage revenue bonds	326	Single Vendor	Spreads (bps)	(2.0)	-	377.8	53.0
	138	Various
Total mortgage revenue bonds	464
Other	297	Discounted Cash Flow	Default Rate (%)	5.9			5.9
			Prepayment Speed (%)	10.2			10.2
			Severity (%)	75.0			75.0
			Spreads (bps)	58.3	-	394.0	392.5
	51	Various
Total other	348
Total available-for-sale securities	$1,036
Net derivatives	$97	Dealer Mark
	1	Various
Total net derivatives	$98

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
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
In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of September 30, 2018 or December 31, 2017 that were measured at fair value on a nonrecurring basis. We held $863 million and $14 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2018 or December 31, 2017, respectively.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	97

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

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2018	December 31, 2017
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Single Vendor	$623	$1,880
	Consensus	1,623	1,113
	Various	1	—
Total mortgage loans held for sale, at lower of cost or fair value		2,247	2,993
Single-family mortgage loans held for investment, at amortized cost	Internal Model	770	1,623
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	143	163
	Various	22	32
Total multifamily mortgage loans held for investment, at amortized cost		165	195
Acquired property, net:(1)
Single-family	Accepted Offers	175	218
	Appraisals	431	438
	Walk Forwards	149	222
	Internal Model	270	319
	Various	38	113
Total single-family		1,063	1,310
Multifamily	Various	50	19
Other assets	Various	—	2
Total nonrecurring assets at fair value		$4,295	$6,142

__________

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of September 30, 2018, these methodologies comprised approximately 78% of our valuations, while accepted offers comprised approximately 17% of our valuations. Based on the number of properties measured as of December 31, 2017, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2017 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the nine months ended September 30, 2018.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	98

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

	As of September 30, 2018
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$51,031	$32,982	$18,049	$—	$—	$51,031
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,598	—	26,598	—	—	26,598
Trading securities	43,901	37,328	6,496	77	—	43,901
Available-for-sale securities	3,537	—	2,501	1,036	—	3,537
Mortgage loans held for sale	10,572	—	1,660	9,527	—	11,187
Mortgage loans held for investment, net of allowance for loan losses	3,222,562	—	2,935,066	210,018	—	3,145,084
Advances to lenders	4,022	—	4,020	2	—	4,022
Derivative assets at fair value	353	—	3,010	118	(2,775)	353
Guaranty assets and buy-ups	149	—	—	368	—	368
Total financial assets	$3,362,725	$70,310	$2,997,400	$221,146	$(2,775)	$3,286,081
Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$749	$—	$749	$—	$—	$749
Short-term debt:
Of Fannie Mae	28,248	—	28,251	—	—	28,251
Of consolidated trusts	274	—	—	273	—	273
Long-term debt:
Of Fannie Mae	218,434	—	221,671	771	—	222,442
Of consolidated trusts	3,127,414	—	2,989,699	39,447	—	3,029,146
Derivative liabilities at fair value	276	—	2,904	20	(2,648)	276
Guaranty obligations	162	—	—	117	—	117
Total financial liabilities	$3,375,557	$—	$3,243,274	$40,628	$(2,648)	$3,281,254

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2017
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$60,260	$35,060	$25,200	$—	$—	$60,260
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,470	—	19,470	—	—	19,470
Trading securities	34,679	29,222	4,256	1,201	—	34,679
Available-for-sale securities	4,843	—	3,530	1,313	—	4,843
Mortgage loans held for sale	4,988	—	101	5,333	—	5,434
Mortgage loans held for investment, net of allowance for loan losses	3,173,537	—	2,886,470	315,719	—	3,202,189
Advances to lenders	4,938	—	4,936	2	—	4,938
Derivative assets at fair value	171	—	4,274	169	(4,272)	171
Guaranty assets and buy-ups	149	—	—	436	—	436
Total financial assets	$3,303,035	$64,282	$2,948,237	$324,173	$(4,272)	$3,332,420
Financial liabilities:
Short-term debt:
Of Fannie Mae	$33,377	$—	$33,379	$—	$—	$33,379
Of consolidated trusts	379	—	—	378	—	378
Long-term debt:
Of Fannie Mae	243,375	—	249,780	837	—	250,617
Of consolidated trusts	3,052,923	—	3,014,250	40,683	—	3,054,933
Derivative liabilities at fair value	328	—	5,272	35	(4,979)	328
Guaranty obligations	258	—	—	456	—	456
Total financial liabilities	$3,330,640	$—	$3,302,681	$42,389	$(4,979)	$3,340,091

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

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Fair Value

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	September 30, 2018			December 31, 2017
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$9,153	$7,251	$24,948	$10,596	$8,186	$30,493
Unpaid principal balance	9,140	6,496	23,245	10,246	7,368	27,717
__________

(1)
Includes nonaccrual loans with a fair value of $160 million and $227 million as of September 30, 2018 and December 31, 2017, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2018 and December 31, 2017 was $19 million and $46 million, respectively. Includes loans that are 90 days or more past due with a fair value of $106 million and $159 million as of September 30, 2018 and December 31, 2017, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2018 and December 31, 2017 was $15 million and $34 million, respectively.

Changes in Fair Value under the Fair Value Option Election
We recorded losses of $63 million and $239 million for the three and nine months ended September 30, 2018, respectively, and gains of $30 million and $166 million for the three and nine months ended September 30, 2017, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $128 million and $629 million for the three and nine months ended September 30, 2018, respectively, and gains of $35 million and losses of $422 million for the three and nine months ended September 30, 2017, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	101

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
Senior Preferred Stock Purchase Agreements Litigation
A consolidated putative class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”) and three non-class action lawsuits filed by Fannie Mae and Freddie Mac shareholders are pending in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, and Freddie Mac that challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
In the consolidated class action and two of the non-class action suits, Arrowood Indemnity Company v. Fannie Mae and Fairholme Funds v. FHFA, plaintiffs filed amended complaints on November 1, 2017 alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, particularly the right to receive dividends. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. Plaintiffs in the class action seek to represent several classes of preferred and/or common shareholders of Fannie Mae and/or Freddie Mac who held stock as of the public announcement of the August 2012 amendments. On September 28, 2018, the court dismissed all of the plaintiffs’ claims except for their claims for breach of an implied covenant of good faith and fair dealing. On October 15, 2018, defendants filed a motion for partial reconsideration.
On May 21, 2018, a pro se plaintiff in a third non-class action case, Angel v. Federal Home Loan Mortgage Corporation, filed a complaint for declaratory relief and compensatory damages against Fannie Mae (including certain members of its Board of Directors), Freddie Mac (including certain members of its Board of Directors) and FHFA, as conservator. Plaintiff in that case asserts claims for breach of contract, breach of implied covenants of good faith and fair dealing, and aiding and abetting the federal government in avoiding an alleged implicit guarantee of dividend payments. Defendants moved to dismiss the complaint on July 12, 2018.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Fannie Mae (In conservatorship) Third Quarter 2018 Form 10-Q	102

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2018, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2018 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2018 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2018 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2018 and as of the date of filing this report:

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

Fannie Mae Third Quarter 2018 Form 10-Q	103

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2018 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2018 (“Third Quarter 2018 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2018 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Third Quarter 2018 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2018 Form 10-Q and had no objection to our filing the Third Quarter 2018 Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since June 30, 2018 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fannie Mae Third Quarter 2018 Form 10-Q	104

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2017 Form 10-K, our First Quarter 2018 Form 10-Q and our Second Quarter 2018 Form 10-Q. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. Some of the lawsuits also challenge the constitutionality of FHFA’s structure. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending or were terminated after June 30, 2018 are as follows:
District of Columbia. Fannie Mae is a defendant in four cases pending in the U.S. District Court for the District of Columbia—a consolidated putative class action and three additional cases. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in three of these cases (including the consolidated class action), except for their claims for breach of an implied covenant of good faith and fair dealing. In the fourth case, which was filed on May 21, 2018, defendants filed a motion to dismiss the case on July 12, 2018. All four cases are described in “Note 14, Commitments and Contingencies.”
Northern District of Iowa. On March 27, 2017, the U.S. District Court for the Northern District of Iowa dismissed the case pending before it. On August 23, 2018, the U.S. Court of Appeals for the Eighth Circuit affirmed the district court’s judgment.
Southern District of Texas. On May 22, 2017, the U.S. District Court for the Southern District of Texas dismissed the case pending before it. On July 16, 2018, the U.S Court of Appeals for the Fifth Circuit affirmed the dismissal of plaintiffs’ statutory claims seeking to invalidate the net worth sweep dividend provisions. Plaintiffs and FHFA filed petitions for rehearing en banc in August 2018.
Western District of Michigan. On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. The complaint asks the court to set aside the net worth sweep dividend provisions of the senior preferred stock purchase agreements. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017.
District of Minnesota. On June 22, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the District of Minnesota. The complaint asks the court to set aside the net worth sweep dividend provisions of the senior preferred stock purchase agreements. The court dismissed the case on July 6, 2018, and plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Eighth Circuit on July 10, 2018.
Eastern District of Pennsylvania. On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the

Fannie Mae Third Quarter 2018 Form 10-Q	105

Other Information

Eastern District of Pennsylvania. The complaint asks the court to set aside the net worth sweep dividend provisions of the senior preferred stock purchase agreements.
U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in three actions filed against the United States in the U.S. Court of Federal Claims: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; and Perry Capital LLC v. United States of America, filed on August 15, 2018. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter and Perry Capital plaintiffs are pursing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. The Perry Capital plaintiffs allege similar breach of contract claims, as well as breach of fiduciary duty claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter and Perry Capital seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher and Rafter cases on August 1, 2018.
District of Delaware. Fannie Mae is a nominal defendant in Jacobs v. FHFA, filed on August 17, 2015 against FHFA and Treasury in the U.S. District Court for the District of Delaware. Plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements violate Delaware law. Plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae and directly against the government. The court dismissed the case on November 27, 2017, and plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit on December 22, 2017.
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
It is also possible that uncertainty surrounding the implementation and overall impact of the Single Security Initiative could contribute to declines in the liquidity or market value of our Fannie Mae MBS. The industry has expressed concerns that Fannie Mae and Freddie Mac UMBS may not be truly fungible. If investors do not accept

Fannie Mae Third Quarter 2018 Form 10-Q	106

Other Information

the fungibility of Fannie Mae and Freddie Mac UMBS or if investors prefer Freddie Mac UMBS over Fannie Mae UMBS, it could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations, and could adversely affect the liquidity or market value of our MBS.
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
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended September 30, 2018, we did not sell any equity securities.
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
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.

Fannie Mae Third Quarter 2018 Form 10-Q	107

Other Information

Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2018.
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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, pursuant to the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds $3.0 billion. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2017 Form 10-K.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
On October 31, 2018, FHFA approved an increase in the annual target direct compensation of Celeste M. Brown, Executive Vice President and Chief Financial Officer of Fannie Mae, to reflect her August 2018 promotion from Senior Vice President and Deputy Chief Financial Officer to Executive Vice President and Chief Financial Officer. The increase will be in two steps:

•
Effective November 11, 2018, her total annual target direct compensation will increase to $2,300,000; consisting of base salary of $550,000, fixed deferred salary of $1,060,000, and at-risk deferred salary of $690,000. This increase in Ms. Brown’s compensation will be prorated for 2018 based on the effective date of the increase.

•
Effective August 4, 2019, her total annual target direct compensation will increase to $3,000,000; consisting of base salary of $600,000, fixed deferred salary of $1,500,000, and at-risk deferred salary of $900,000. This increase in Ms. Brown’s compensation will be prorated for 2019 based on the effective date of the increase.

Fannie Mae Third Quarter 2018 Form 10-Q	108

Other Information

For a description of the principal elements of Fannie Mae’s executive compensation program for its named executives, see “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2017 Executive Compensation Program—Elements of 2017 Executive Compensation Program” in our 2017 Form 10-K.
Item 6.  Exhibits
The exhibits listed below are being filed with or incorporated by reference into this report.

Item	Description
3.1
Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through May 24, 2018 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2018, filed August 2, 2018.)

3.2
Fannie Mae Bylaws, as amended through July 21, 2016 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2016, filed August 4, 2016.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae Third Quarter 2018 Form 10-Q	109

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Interim Chief Executive Officer

Date: November 2, 2018

By:	/s/ Celeste M. Brown
Celeste M. Brown Executive Vice President and Chief Financial Officer

Date: November 2, 2018

Fannie Mae Third Quarter 2018 Form 10-Q	110