Form 10-K
period 2018-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2019-02-14
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Commission file number: 0-50231
Federal National Mortgage Association
(Exact name of registrant as specified in its charter)
Fannie Mae

Federally chartered corporation	52-0883107	1100 15th Street, NW Washington, DC 20005	(800) 2FANNIE (800-232-6643)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value
8.25% Non-Cumulative Preferred Stock, Series T, stated value $25 per share
8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, stated value $50 per share
Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S, stated value $25 per share
7.625% Non-Cumulative Preferred Stock, Series R, stated value $25 per share
6.75% Non-Cumulative Preferred Stock, Series Q, stated value $25 per share
Variable Rate Non-Cumulative Preferred Stock, Series P, stated value $25 per share
Variable Rate Non-Cumulative Preferred Stock, Series O, stated value $50 per share
5.375% Non-Cumulative Convertible Series 2004-1 Preferred Stock, stated value $100,000 per share
5.50% Non-Cumulative Preferred Stock, Series N, stated value $50 per share
4.75% Non-Cumulative Preferred Stock, Series M, stated value $50 per share
5.125% Non-Cumulative Preferred Stock, Series L, stated value $50 per share
5.375% Non-Cumulative Preferred Stock, Series I, stated value $50 per share
5.81% Non-Cumulative Preferred Stock, Series H, stated value $50 per share
Variable Rate Non-Cumulative Preferred Stock, Series G, stated value $50 per share
Variable Rate Non-Cumulative Preferred Stock, Series F, stated value $50 per share
5.10% Non-Cumulative Preferred Stock, Series E, stated value $50 per share
5.25% Non-Cumulative Preferred Stock, Series D, stated value $50 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTCQB, operated by OTC Markets Group, Inc., on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.6 billion.
As of January 31, 2019, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae 2018 Form 10-K	i

Fannie Mae 2018 Form 10-K	ii

Business | Introduction

PART I

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since provided for the exercise of certain authorities by our Board of Directors. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.

We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Congress and the Administration continue to consider options for reform of the housing finance system, including Fannie Mae. We are not permitted to retain more than $3.0 billion in capital reserves or to pay dividends or other distributions to stockholders other than the U.S. Department of the Treasury (“Treasury”). Our agreements with Treasury include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA, see “Conservatorship, Treasury Agreements and Housing Finance Reform,” “Charter Act and Regulation” and “Risk Factors.”

Forward-looking statements in this report are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances, as we describe in “Business—Forward-Looking Statements.” Future events and our future results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report.
You can find a “Glossary of Terms Used in This Report” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘MD&A’).”
Item 1.  Business
Introduction

Fannie Mae provides a stable source of liquidity to the mortgage market and supports the availability and affordability of housing in the United States. We operate in the secondary mortgage market, primarily working with lenders. We do not originate loans or lend money directly to consumers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS or our MBS); purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; manage mortgage credit risk; and engage in other activities that support the supply of affordable housing. Through our single-family and multifamily business segments, we provided $512 billion in liquidity to the mortgage market in 2018, which enabled the financing of approximately 3 million home purchases, refinancings or rental units.
Fannie Mae Provided $512 Billion in Liquidity in 2018

Fannie Mae 2018 Form 10-K	1

Business | Executive Summary

Executive Summary

Please read this Executive Summary together with our MD&A and our consolidated financial statements as of December 31, 2018 and related notes to the consolidated financial statements.
Summary of Our Financial Performance
Consolidated Results
(Dollars in billions)

(1)	Net revenues consist of net interest income and fee and other income.

2017 vs. 2016	2018 vs. 2017

The decrease in our net income in 2017 compared with 2016 was primarily driven by:
•
a $9.9 billion one-time federal income tax charge resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) that drove the remeasurement of our deferred tax assets using the lower corporate tax rate enacted in the fourth quarter of 2017.
The increase in our pre-tax income in 2017 compared with 2016 was primarily driven by:
•
higher net revenues due to $975 million of income resulting from a settlement agreement in 2017 resolving legal claims related to private-label securities we purchased.

The increase in our net income in 2018 compared with 2017 was primarily driven by a reduction in our provision for federal income taxes in 2018 due to:
•
the absence of the $9.9 billion one-time tax charge for federal income taxes recorded in 2017; and
•
the lower corporate tax rate in effect as a result of the Tax Act.
The increase in our pre-tax income in 2018 compared with 2017 was primarily driven by:
•
a shift to fair value gains from fair value losses;
•
an increase in credit-related income;
•
partially offset by a decrease in fee and other income.

.

Fannie Mae 2018 Form 10-K	2

Business | Executive Summary

See “MD&A—Consolidated Results of Operations” for more information on our financial results.
Net Worth. Our net worth of $6.2 billion as of December 31, 2018 reflects our comprehensive income of $3.2 billion for the fourth quarter of 2018 and $3.0 billion in retained capital reserves.
Financial Performance Outlook
We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors could result in significant volatility in our financial results from quarter to quarter or year to year. We expect quarterly volatility in our financial results due to a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings. Other factors that may result in volatility in our quarterly financial results include developments that affect our loss reserves, such as redesignations of loans from held for investment (“HFI”) to held for sale (“HFS”), changes in interest rates, home prices or accounting standards, or events such as natural disasters, and other factors, as we discuss in “Risk Factors” and “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense).”
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
Treasury Draws and Dividend Payments
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. Acting as successor to the rights, titles, powers and privileges of the Board, the conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable since we entered conservatorship.
The chart below shows the funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement, as well as the dividend payments we have made to Treasury on the senior preferred stock, since entering into conservatorship.
Treasury Draws and Dividend Payments: 2008 - 2018
(Dollars in billions)

(1)	Under the terms of the senior preferred stock purchase agreement, dividend payments we make to Treasury do not offset our prior draws of funds from Treasury. Amounts may not sum due to rounding.

(2)	Treasury draws are shown in the period for which requested, not when the funds were received by us. Draw requests have been funded in the quarter following a net worth deficit.

Fannie Mae 2018 Form 10-K	3

Business | Executive Summary

We expect to pay Treasury a first quarter 2019 dividend of $3.2 billion by March 31, 2019. The senior preferred stock currently provides for dividends each quarter in the amount, if any, by which our net worth as of the end of the prior quarter exceeds a $3.0 billion capital reserve amount.
As of the date of this filing, the maximum amount of remaining funding under the agreement is $113.9 billion. If we were to draw additional funds from Treasury under the agreement with respect to a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. For a description of the terms of the senior preferred stock purchase agreement and the senior preferred stock, see “Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.”
Although Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock, and has made a commitment under a senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.
Our Strategic Objectives
Our vision is to be America’s most valued housing partner and to provide liquidity, access to credit and affordability in all U.S. housing markets at all times, while effectively managing risk. We are advancing this vision by pursuing four strategic objectives:

•	advancing a sustainable and reliable business model with low risk to the housing finance system and taxpayers;

•	providing great service to our customers and partners, enabling them to serve the needs of American households more effectively;

•	supporting and sustainably increasing access to credit and affordable housing; and

•	building a simple, efficient, innovative and continuously improving company.
We believe pursuing these strategic objectives will position us to compete effectively in a diverse and rapidly changing housing finance market in the years ahead.
Advancing a sustainable and reliable business model with low risk to the housing finance system and taxpayers
We have significantly changed our business model over the last decade in ways that reduce risks for the housing system and taxpayers. After strengthening our underwriting and eligibility standards, we developed innovative credit risk transfer programs, and we now transfer a portion of the credit risk on our guaranty book of business to private investors. We have also transitioned from a portfolio-driven business to a guaranty-driven business. Taken together, these changes affect how we manage credit risk, market risk, and liquidity and funding risk, and they have transformed our business model into one that focuses Fannie Mae’s efforts on safely delivering the value of our risk management expertise to our customers, to taxpayers, and to the housing system as a whole.

Fannie Mae 2018 Form 10-K	4

Business | Executive Summary

Strong underwriting and eligibility standards
Our underwriting and eligibility standards have significantly improved the credit quality of our single-family guaranty book of business during the last decade. Combined with improvement in the overall economy, including strong home price growth and reduced levels of unemployment, our strong underwriting and eligibility standards have driven substantial improvement in our credit performance during the last decade. Our single-family serious delinquency rate decreased in 2018, primarily driven by improved loan payment performance and nonperforming loan sales, after increasing in 2017 due to Hurricanes Harvey, Irma and Maria (the “2017 hurricanes”). With the exception of 2017, our single-family serious delinquency rate has decreased in each of the last nine years.
Single-Family Serious Delinquency Rate1

(1)
Calculated as of December 31 for each year shown, based on the number of single-family conventional loans that are 90 days or more past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our single-family conventional guaranty book of business.

Transferring mortgage credit risk
We continue to innovate and improve our credit risk transfer programs, expanding the types of loans covered and promoting the continued growth of the credit risk transfer market. For single-family mortgages, we have relied principally on two types of transactions to transfer credit risk: our Connecticut Avenue Securities® (“CAS”) transactions and our Credit Insurance Risk TransferTM (“CIRTTM”) transactions. In these transactions, we transfer to investors a portion of the credit risk associated with losses on a reference pool of mortgage loans. In November 2018, we completed our first CAS offering under a new Real Estate Mortgage Investment Conduit (“REMIC”) structure. This new structure is designed to promote the continued growth of the market by expanding the potential investor base for these securities and limiting investor exposure to Fannie Mae counterparty risk, without disrupting the “To-Be-Announced” (“TBA”) MBS market. The new structure will also align the timing of our recognition of provisions for credit losses with the related recovery from CAS REMICTM transactions. While our Multifamily business has for many years used a shared-risk business model through our Delegated Underwriting and Servicing (“DUS®”) program, we are also transferring multifamily mortgage credit risk beyond our DUS program. In 2018, we completed our third and fourth multifamily CIRT transactions since the inception of the program, and we expect to continue to expand this program and explore additional programs for transferring multifamily mortgage credit risk. See “Managing Mortgage Credit Risk,” “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” for more information on how we manage credit risk in our guaranty book of business.
A guaranty-driven business
We have two primary sources of revenues:

•	guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

Fannie Mae 2018 Form 10-K	5

Business | Executive Summary

•
the difference between interest income earned on the assets in our retained mortgage portfolio and our other investments portfolio (collectively, our “portfolios”) and the interest expense associated with the debt that funds those assets. Our retained mortgage portfolio, which we discuss in “MD&A—Retained Mortgage Portfolio,” refers to the mortgage-related assets we own (excluding the portion of assets that back mortgage-related securities owned by third parties), including assets we use to provide liquidity to the mortgage markets and for our loss mitigation efforts.

Both of these sources of revenues are recorded as net interest income in our consolidated financial statements.
More than 75% of our 2018 net interest income was derived from the loans underlying our Fannie Mae MBS in consolidated trusts, which primarily generate income through guaranty fees. The chart below shows the portion of our net interest income derived from guaranty fees compared with the portion derived from assets in our portfolios.
Sources of Net Interest Income and Retained Mortgage Portfolio Balance
(Dollars in billions)

(1)
Guaranty fee income includes the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, the incremental revenue from which is remitted to Treasury and not retained by us.

Common securitization platform and Single Security Initiative
Our business also continues to evolve as a result of our many other efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator. These efforts include our work with Freddie Mac, our jointly owned limited liability company, Common Securitization Solutions, LLC (“CSS”), and FHFA to develop a common securitization platform that, starting in 2019, we expect to use to perform certain aspects of the securitization process. We are also working with Freddie Mac, CSS and FHFA on the “Single Security Initiative” to develop and implement a uniform mortgage-backed security for Fannie Mae and Freddie Mac. The common securitization platform and the Single Security Initiative represent significant changes for the mortgage market and for our securitization operations and business. See “Mortgage Securitizations—Common Securitization Platform and Single Security Initiative” and “Risk Factors—GSE and Conservatorship Risk” for more information on these efforts and the risks they present. See “Conservatorship, Treasury Agreements and Housing Finance Reform—Housing Finance Reform—Conservator Developments and Strategic Goals” for more information on FHFA’s strategic goals for our conservatorship.

Fannie Mae 2018 Form 10-K	6

Business | Executive Summary

Providing great service to our customers and partners, enabling them to serve the needs of American households more effectively
We achieve our mission through our customers. Responding to and anticipating the changing needs of our mortgage lender and servicer customers with products, services and tools that offer greater speed, efficiency and effectiveness is a core part of our strategy. In 2018, we continued to make improvements to our business processes and policies to serve our customers better and enhance the value they can deliver to borrowers. We continue to work towards our goal of a digital mortgage process that meaningfully reduces the time, cost and risk of originating and servicing mortgage loans. In addition to providing value to our customers, we believe these improvements will encourage lenders to safely expand their lending to a wider range of qualified borrowers. We also continue to work on enhancing our customers’ day-to-day experience in doing business with us.
We believe our investments in an improved customer experience will provide us with not only a competitive advantage, but also allow us to collaborate with customers more effectively on long-term efforts to create new solutions to serve a continuously changing housing finance market.
Supporting and sustainably increasing access to credit and affordable housing
We have a mission to provide liquidity and promote stability and affordability in the residential mortgage market. This mission includes promoting access to mortgage credit throughout the nation. We are focused on supporting sustainable access to credit and affordable housing, within our risk tolerance. Market forces in recent years have contributed to an overall decline in the supply of affordable housing for both single-family homes and multifamily rental housing. We are working on multiple fronts to help address housing affordability issues. For example:

•
Serving underserved markets. We began implementing our Duty to Serve plan in January 2018, which incorporates innovative solutions to expand our reach into three underserved markets: manufactured housing; affordable housing preservation; and rural housing.

•
Providing liquidity through our activities. We continue to support housing affordability through our purchases of loans to meet our single-family and multifamily housing goals. In addition, in 2018 our Multifamily business resumed investing in low income housing tax credit (“LIHTC”) projects to help support and preserve the supply of affordable housing.

•
Financing programs to address affordable housing supply and barriers to homeownership. We are working with some customers and other partners to develop and test financing programs that could spur the development of more affordable housing supply and help borrowers prudently overcome barriers to homeownership.

•
Advancing sustainable, healthy communities. Through our Sustainable Communities Initiative, we are working with partners to find new ways to increase, improve and preserve the supply of affordable housing through the advancement of sustainable, healthy communities.

•
Collaboration to reduce cost of producing and maintaining housing. We have initiated a number of collaborations with participants in the housing industry to find ways housing can be produced and maintained with lower costs, with a focus on cost reductions that our secondary market role could help enable.

•
Macroeconomic and housing research. We are working to understand and help educate the market about a variety of related macroeconomic and housing issues, including the effect that inadequate new home production in the current expansion has in limiting housing affordability, particularly for low- and moderate-income borrowers.

See “Charter Act and Regulation—Charter Act” for more information about our mission.
Building a simple, efficient, innovative and continuously improving company
With the goal of making Fannie Mae more competitive and responsive to changing market conditions and customer expectations, we continue to work on internal, multiyear initiatives to make our organization simpler, more efficient and more innovative. For example, we made significant progress in 2018 on a number of strategic projects to improve our technology infrastructure, including projects aimed at simplifying the customer experience and improving our data infrastructure. We also continued to implement plans designed to improve the effectiveness of our organization, including continuing to increase the percentage of our workforce using our Way of Working management system, which is based on lean management principles and techniques.
Mortgage Securitizations

We support market liquidity by issuing Fannie Mae MBS that are readily traded in the capital markets. We create Fannie Mae MBS by placing mortgage loans in a trust and issuing securities that are backed by those mortgage loans. Monthly payments received on the loans are the primary source of payments passed through to Fannie Mae MBS holders. We guarantee to the

Fannie Mae 2018 Form 10-K	7

Business | Mortgage Securitizations

MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the trust certificates. In return for this guaranty, we receive guaranty fees.
Below we discuss (1) the three broad categories of our securitization transactions; (2) features of our MBS trusts; (3) single-class and multi-class Fannie Mae MBS and (4) our work to develop a common securitization platform and a uniform mortgage-backed security.
Securitization Transactions
We currently securitize a substantial majority of the single-family and multifamily mortgage loans we acquire. Our securitization transactions primarily fall within three broad categories: lender swap transactions, portfolio securitizations, and structured securitizations.
Lender Swap Transactions
Our most common type of securitization transaction is our “lender swap transaction.” In a single-family lender swap transaction, a mortgage lender that operates in the primary mortgage market generally delivers a pool of mortgage loans to us in exchange for Fannie Mae MBS backed by these mortgage loans. Lenders may hold the Fannie Mae MBS they receive from us or sell them to investors. A pool of mortgage loans is a group of mortgage loans with similar characteristics. After receiving the mortgage loans in a lender swap transaction, we place them in a trust for which we serve as trustee. This trust is established for the sole purpose of holding the mortgage loans separate and apart from our corporate assets. We deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent an undivided beneficial ownership interest in each of the mortgage loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We are entitled to a portion of the interest payment as a fee for providing our guaranty. The mortgage servicer also retains a portion of the interest payment as a fee for servicing the loan. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificateholders from the principal and interest payments and other collections on the underlying mortgage loans.
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

Fannie Mae 2018 Form 10-K	8

Business | Mortgage Securitizations

Portfolio Securitization Transactions
In contrast to our lender swap securitizations, in which a mortgage lender delivers a pool of mortgage loans to us that we immediately place in a trust for securitization, we also purchase mortgage loans and mortgage-related securities for securitization and sale at a later date through our “portfolio securitization transactions.” Most of our portfolio securitization transactions are driven by our single-family whole loan conduit activities, pursuant to which we purchase single-family whole loans from a large group of typically smaller lenders principally for the purpose of securitizing the loans into Fannie Mae MBS, which may then be sold to dealers and investors. We also securitize loans that have been held in our portfolio for a longer period of time, including reperforming loans. Reperforming loans are mortgage loans on which the borrower had previously been delinquent but subsequently became current, either with or without a modification.
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

Fannie Mae 2018 Form 10-K	9

Business | Mortgage Securitizations

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
Common Securitization Platform and Single Security Initiative
In pursuit of the strategic goals identified by our conservator, for the past several years we have been working with FHFA, Freddie Mac and CSS on the development of a common securitization platform that we expect to use beginning in 2019 to perform certain aspects of the securitization process. We have also been working on developing and implementing a single-family uniform mortgage-backed security for Fannie Mae and Freddie Mac.
Common Securitization Platform
The intended purpose of the common securitization platform, which is operated by CSS, is to replace certain elements of Fannie Mae’s and Freddie Mac’s proprietary systems for securitizing mortgages and performing associated back office and administrative functions. In addition, FHFA specified that the design of the common securitization platform should allow for the integration of additional market participants in the future.
While Fannie Mae and Freddie Mac each fund CSS and each appoint two managers to the CSS Board of Managers, CSS operates as a company separate from us and Freddie Mac. Freddie Mac began using the common securitization platform for some activities relating to the issuance of its current single-class fixed-rate mortgage-backed securities in November 2016. We continue to work with FHFA, Freddie Mac and CSS on building and testing the common securitization platform, as well as on implementing required changes to our systems and operations to integrate with the common securitization platform in support of the initial issuance of the single security expected in June 2019.
Single Security Initiative
The uniform mortgage-backed security, which we, Freddie Mac and FHFA have been working on since 2014, is intended to maximize liquidity for both Fannie Mae and Freddie Mac mortgage-backed securities in the TBA market. In March 2018, FHFA announced that Fannie Mae and Freddie Mac will start issuing these uniform mortgage-backed securities, or “UMBS,” on June 3, 2019. FHFA has determined that the following features will apply to these securities:

•
Fannie Mae and Freddie Mac will each issue and guarantee UMBS directly backed by mortgage loans it has acquired, referred to as first-level securities, and will not cross-guarantee each other’s first-level securities;

•	mortgage loans backing first-level uniform mortgage-backed securities will be limited to fixed-rate mortgage loans now eligible for financing through the TBA market;

•	Fannie Mae and Freddie Mac will each be able to issue and guarantee second-level securities, also referred to as resecuritizations, backed by first- or second-level UMBS issued by either company;

•	key features of the new uniform mortgage-backed security will be the same as those of the current Fannie Mae MBS;

•	the loan- and security-level disclosures for uniform mortgage-backed securities will closely resemble those of Freddie Mac participation certificates (“Freddie Mac PCs”); and

•
investors in Freddie Mac PCs will have the option to exchange legacy Freddie Mac PCs for comparable uniform mortgage-backed securities backed by the same mortgage loans; there will not be an exchange option for legacy Fannie Mae MBS because FHFA expects investors to treat them as fungible with the uniform mortgage-backed securities.

Once UMBS are issued, lender customers, securities dealers and other investors will be able to swap UMBS issued by either Fannie Mae or Freddie Mac for a new form of structured security issued and guaranteed by Fannie Mae (to be called “Supers”) that combines collateral and provides Fannie Mae’s guaranty of principal and interest on the underlying UMBS, even if that UMBS was not issued by Fannie Mae. We expect that once we begin issuing UMBS, the vast majority of our single-family MBS will be issued as UMBS.
Historically, Fannie Mae MBS had a trading advantage over comparable Freddie Mac PCs. One of FHFA’s stated objectives for the Single Security Initiative is to reduce the costs to Freddie Mac and taxpayers that result from differences in liquidity of Fannie Mae MBS and Freddie Mac PCs. In the last couple of years, as the implementation date of the Single Security Initiative has drawn closer, Fannie Mae MBS and comparable Freddie Mac PCs have been trading at or near parity. See “Risk Factors” for a discussion of the risks to our business associated with the Single Security Initiative.

Fannie Mae 2018 Form 10-K	10

Business | Managing Mortgage Credit Risk

Managing Mortgage Credit Risk

We facilitate the flow of global capital into the U.S. mortgage market by assuming and managing credit risk. Accordingly, effective credit risk management is a key component of our overall operations. Our single-family and multifamily businesses have built a comprehensive approach to credit risk management with end-to-end processes.
Our single-family credit risk management strategy includes acquisition and servicing policies, underwriting and servicing standards, portfolio diversification and monitoring, problem loan and real estate owned (“REO”) management, and the transfer of credit risk through credit enhancements including risk transfer transactions.
The Federal National Mortgage Association Charter Act, which we refer to as the Charter Act or our charter, requires that we obtain credit enhancements on our single-family conventional mortgage loans that have loan-to-value (“LTV”) ratios over 80% when we acquire them. We use several types of credit enhancements, including primary mortgage insurance and pool mortgage insurance.
In addition, our Single-Family business has developed risk-sharing capabilities to obtain credit enhancement by transferring portions of our single-family mortgage credit risk to the private market. In most of our credit risk transfer transactions, investors receive payments, which effectively reduce the guaranty fee income we retain on the loans. In exchange we transfer to investors a small portion of our expected losses and a significant portion of the losses we expect we would incur in a stressed credit environment, such as a severe or prolonged downturn.
The chart below displays the percentage of loans in our single-family guaranty book of business, measured by unpaid principal balance, that are covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction.
Single-Family Guaranty Book of Business with Credit Enhancement
The portion of our single-family guaranty book of business without credit enhancement consists mostly of:

•	loans that did not require credit enhancement at the time we acquired them because they had LTV ratios below 80%;

•	loans we acquired before the inception of or too recently to be included in our CAS or CIRT programs; and

•
loans that are not in our current target population for credit risk transfer transactions because they have lower LTV ratios, are intermediate-term or adjustable-rate mortgages, or were acquired under our former Refi PlusTM refinancing initiative for borrowers with high LTV ratios due to declines in home prices.

We will continue to transfer more credit risk to investors in future years. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” for more information on credit enhancements on our single-family loans, including our target criteria for including loans in a credit risk transfer transaction, and how we manage credit risk in our single-family guaranty book.
Our Multifamily business uses a shared-risk business model that distributes credit risk to the private markets, primarily through our DUS program, which was initiated in 1988. Under DUS, we delegate to lenders the ability to underwrite multifamily loans in accordance with our standards and requirements, and our DUS lenders typically share with us approximately one-third of the credit risk on these loans, aligning the interests of lenders and Fannie Mae from day one. We also transfer multifamily mortgage credit risk outside of our DUS program, including through multifamily CIRT transactions. We expect to expand our multifamily CIRT program and explore additional programs for transferring multifamily credit risk. As of December 31, 2018, 98% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing, compared with 96% as of December 31, 2017. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” for more information on how we manage credit risk in our multifamily guaranty book.

Fannie Mae 2018 Form 10-K	11

Business | Conservatorship, Treasury Agreements and Housing Finance Reform

Conservatorship, Treasury Agreements and Housing Finance Reform

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
Our conservatorship could terminate through a receivership. For information on the circumstances under which FHFA is required or permitted to place us into receivership and the potential consequences of receivership, see “Charter Act and Regulation—GSE Act and Other Regulation—Receivership” and “Risk Factors.”
Management of the Company during Conservatorship
Upon its appointment, the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator subsequently issued an order that provided for our Board of Directors to exercise specified authorities. The conservator also provided instructions regarding matters for which conservator decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time. For more information on the authorities of our Board of Directors during conservatorship, see “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Board Authorities.”
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
Powers of the Conservator under the GSE Act
FHFA has broad powers when acting as our conservator. As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf. Further, FHFA may transfer or sell any of our assets or liabilities (subject to limitations and post-transfer notice provisions for transfers of certain types of financial contracts), without any approval, assignment of rights or consent of any party. However, mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.
Treasury Agreements
On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement, pursuant to which we issued to Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares of common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised for a nominal price.
The senior preferred stock purchase agreement was amended and restated on September 26, 2008 and was subsequently amended three times: in May 2009, December 2009 and August 2012. In addition, the dividend and liquidation preference provisions of the senior preferred stock were amended in December 2017 pursuant to a letter agreement between us, through FHFA in its capacity as conservator, and Treasury. See “Risk Factors” for a description of the risks to our business relating to the senior preferred stock purchase agreement, as well as the adverse effects of the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.

Fannie Mae 2018 Form 10-K	12

Business | Conservatorship, Treasury Agreements and Housing Finance Reform

Senior Preferred Stock Purchase Agreement
The senior preferred stock purchase agreement provides that, on a quarterly basis, we may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected in our consolidated balance sheet, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for the applicable fiscal quarter (referred to as the “deficiency amount”), up to the maximum amount of remaining funding under the agreement. As of the date of this filing, the maximum amount of remaining funding under the agreement is $113.9 billion. If we were to draw additional funds from Treasury under the agreement with respect to a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process.
Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the senior preferred stock purchase agreement. The amount of remaining funding under the agreement also would not change if the full quarterly dividend amount were not declared and paid to Treasury.
Treasury’s funding commitment under the senior preferred stock purchase agreement has no expiration date. The agreement provides that Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations); or (3) the funding by Treasury of the maximum amount that may be funded under the agreement. In addition, Treasury may terminate its funding commitment and declare the agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers. Treasury may not terminate its funding commitment under the agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.
Most provisions of the senior preferred stock purchase agreement may be waived or amended by mutual agreement of the parties; however, no waiver or amendment of the agreement is permitted that would decrease Treasury’s aggregate funding commitment or add conditions to Treasury’s funding commitment if the waiver or amendment would adversely affect in any material respect the holders of our debt securities or guaranteed Fannie Mae MBS.
In the event of our default on payments with respect to our debt securities or guaranteed Fannie Mae MBS, if Treasury fails to perform its obligations under its funding commitment and if we and/or the conservator are not diligently pursuing remedies with respect to that failure, any holder of such defaulted debt securities or Fannie Mae MBS may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund us up to (1) the amount necessary to cure the payment defaults on our debt and Fannie Mae MBS, (2) the deficiency amount, or (3) the amount of remaining funding under the senior preferred stock purchase agreement, whichever is the least. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the agreement that will increase the liquidation preference of the senior preferred stock.
Senior Preferred Stock
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1.0 billion. Under the terms of the senior preferred stock, the aggregate liquidation preference is increased by the following:

•	any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement (a total of $119.8 billion as of the date of this filing),

•	any quarterly commitment fees that are payable but not paid in cash (no such fees have become payable, nor will they under the current terms of the agreement and the senior preferred stock), and

•	any dividends that are payable but not paid in cash to Treasury, regardless of whether or not they are declared.
In addition, the December 2017 letter agreement increased the aggregate liquidation preference of the senior preferred stock by $3.0 billion as of December 31, 2017.
Accordingly, the aggregate liquidation preference of the senior preferred stock was $123.8 billion as of December 31, 2018.
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
The dividend provisions of the senior preferred stock have been amended twice.

•
Original Dividend Rate. As originally issued, the senior preferred stock provided for cumulative quarterly cash dividends at an annual rate of 10% per year on the stock’s then-current liquidation preference. This dividend rate was applicable from the fourth quarter of 2008 through the fourth quarter of 2012.

•
“Net Worth Sweep” Amendment. As amended in August 2012, the senior preferred stock provides for a “net worth sweep” dividend. For each quarterly dividend period, the dividend amount is the amount, if any, by which our net

Fannie Mae 2018 Form 10-K	13

Business | Conservatorship, Treasury Agreements and Housing Finance Reform

worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. Our net worth is defined as the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP. The applicable capital reserve amount was initially $3.0 billion for dividend periods in 2013 and decreased by $600 million each year until it reached $600 million for dividend periods in 2017. These provisions became applicable in the first quarter of 2013 and remain in effect as modified by the December 2017 letter agreement.

•
December 2017 Amendment. As amended in December 2017, the applicable capital reserve amount was increased to $3.0 billion. If we do not declare and pay the dividend amount in full for any dividend period for which dividends are payable, then the applicable capital reserve amount will thereafter be zero. The December 2017 letter agreement also reduced by $2.4 billion the dividend amount otherwise payable for the fourth quarter of 2017.

As a result of these amended dividend provisions, for each quarterly period beginning with the first quarter of 2018, dividends on the senior preferred stock accumulate and are payable based on the amount by which our net worth as of the end of the immediately preceding fiscal quarter exceeds $3.0 billion. If our net worth does not exceed the applicable capital reserve amount of $3.0 billion as of the end of the immediately preceding fiscal quarter, then dividends will neither accumulate nor be payable for such period.
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
Common Stock Warrant
Pursuant to the senior preferred stock purchase agreement, on September 7, 2008, we, through FHFA, in its capacity as conservator, issued to Treasury a warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date the warrant is exercised, for an exercise price of $0.00001 per share. The warrant may be exercised in whole or in part at any time on or before September 7, 2028.
Covenants under Treasury Agreements
The senior preferred stock purchase agreement contains covenants that prohibit us from taking a number of actions without the prior written consent of Treasury, including:

•	paying dividends or other distributions on or repurchasing our equity securities (other than the senior preferred stock or warrant);

•	issuing equity securities (except in limited instances);

•
selling, transferring, leasing or otherwise disposing of any assets, except for dispositions for fair market value in limited circumstances including if (a) the transaction is in the ordinary course of business and consistent with past practice or (b) the assets have a fair market value individually or in the aggregate of less than $250 million;

•	issuing subordinated debt; and

Fannie Mae 2018 Form 10-K	14

Business | Conservatorship, Treasury Agreements and Housing Finance Reform

•	seeking or permitting the termination of our conservatorship, other than in connection with a receivership.
The senior preferred stock purchase agreement also prohibits us from entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements with any of our executive officers (as defined by Securities and Exchange Commission (“SEC”) rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.
In addition, the senior preferred stock purchase agreement subjects us to limits on the amount of mortgage assets that we may own and the total amount of our indebtedness.

•
Mortgage Asset Limit. The amount of mortgage assets we are permitted to own decreased by a specified amount each year until it reached a limit of $250.0 billion as of December 31, 2018. In addition, FHFA has directed that we further cap our mortgage assets at $225.0 billion. For purposes of calculating our limit, mortgage asset amounts are based on the unpaid principal balance of such assets and do not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Applying this measure, our mortgage assets as of December 31, 2018 were $179.2 billion. We disclose the amount of our mortgage assets on a monthly basis under the caption “Mortgage Portfolio End Balance” in our Monthly Summaries, which are available on our website and announced in a press release.

•
Debt Limit. Our debt limit under the senior preferred stock purchase agreement is set at 120% of the amount of mortgage assets we were allowed to own under the agreement on December 31 of the immediately preceding calendar year. Accordingly, our debt limit in 2018 was $346.1 billion and, beginning in 2019 and for each year thereafter, our debt limit is $300.0 billion. For purposes of this calculation, indebtedness is based on the par value of each applicable loan and does not reflect the impact of consolidation of variable interest entities. Applying this measure, our indebtedness as of December 31, 2018 was $232.5 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our website and announced in a press release.

Annual Risk Management Plan Covenant. Each year we remain in conservatorship we are required to provide Treasury a risk management plan that sets out our strategy for reducing our risk profile, describes the actions we will take to reduce the financial and operational risk associated with each of our business segments, and includes an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2018.
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
Housing Finance Reform
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, Fannie Mae and Freddie Mac should play. We describe below some recent actions and statements relating to housing finance reform from the Administration and Congress, as well as actions our conservator has been taking to further housing finance reform. We expect Congress, the Administration and FHFA to continue to consider housing finance reform, which could result in significant changes in our structure and role in the future. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors—GSE and Conservatorship Risk” for more information on our uncertain future, including the risks to our business and profitability arising from our conservatorship status and potential housing finance reform.
Administration Developments
Officials in the Trump Administration have indicated that resolving the conservatorships of Fannie Mae and Freddie Mac is a priority and that the Administration intends to release a framework for housing finance reform in early 2019.
On January 3, 2019 President Trump submitted the nomination of Mark Calabria to serve as Director of FHFA for a five-year term. On January 7, 2019, Joseph Otting, Comptroller of the Currency, became Acting Director of FHFA pending Senate confirmation of Mr. Calabria’s nomination. As we discuss in “Risk Factors—GSE and Conservatorship Risk,” the changes in leadership at the FHFA could result in significant changes to FHFA’s goals for our conservatorship and have a material impact on our business and financial results.

Fannie Mae 2018 Form 10-K	15

Business | Conservatorship, Treasury Agreements and Housing Finance Reform

Legislative Developments
The Chairman of the Senate Committee on Banking, Housing and Urban Affairs and the Chairwoman of the House Committee on Financial Services have each stated that addressing housing finance reform is a responsibility of their respective Committees. On February 1, 2019, the Chairman of the Senate Banking Committee stated his desire to reform the housing finance system and released an outline of reform legislation. Congress may continue to consider proposed housing finance reform legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution.
Conservator Developments and Strategic Goals
Strategic Goals and Scorecards
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
Since 2012, FHFA has released annual corporate performance objectives for Fannie Mae and Freddie Mac, referred to as the conservatorship scorecard. The conservatorship scorecard details the specific priorities each year for implementing FHFA’s strategic goals. Some of the actions we are taking pursuant to the mandates of the scorecards are helping to build the policies and infrastructure for a safer and more sustainable housing finance system. FHFA’s recent conservatorship scorecards have included objectives relating to development of the common securitization platform for Fannie Mae and Freddie Mac, development of UMBS, credit risk transfer transactions, and mortgage data standardization.
For more information on FHFA’s 2019 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the SEC on December 20, 2018. For information on actions we took in 2018 pursuant to FHFA’s 2018 conservatorship scorecard, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2018 Compensation—Assessment of Corporate Performance against 2018 Conservatorship Scorecard.”
Proposed Rule on MBS Prepayment Rates
On September 12, 2018, FHFA issued a proposed rule to require Fannie Mae and Freddie Mac to align their programs, policies and practices that affect the prepayment rates of TBA-eligible MBS. The rule would apply to Fannie Mae’s and Freddie Mac’s current offerings of TBA-eligible MBS and to the new UMBS scheduled to be implemented in June 2019. The objective of the Single Security Initiative and the proposed rule is to enhance the overall liquidity of Fannie Mae and Freddie Mac TBA-eligible MBS by supporting their fungibility without regard to which company is the issuer. The proposed rule notes that “[t]he industry has expressed concerns that Fannie Mae and Freddie Mac UMBS may not be truly fungible because differences in Fannie Mae and Freddie Mac policies could result in materially differing cash flows (as a result of, e.g., differing prepayment speeds).” FHFA, as conservator, has previously responded to industry input by imposing alignment mandates on Fannie Mae and Freddie Mac, and publishing a Prepayment Monitoring Report. The proposed rule would codify FHFA’s previous mandates, and is intended to ensure that Fannie Mae and Freddie Mac programs, policies and practices that individually have a material effect on cash flows (including policies that affect prepayment speeds) are aligned and will continue to be aligned. See “Mortgage Securitizations” for more information on the Single Security Initiative and “Risk Factors” for a discussion of the risks to our business associated with the new UMBS and the Single Security Initiative.
Charter Act and Regulation

Charter Act
Fannie Mae is a shareholder-owned corporation organized and existing under the Charter Act. We were initially established in 1938.
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

Fannie Mae 2018 Form 10-K	16

Business | Charter Act and Regulation

•
promote access to mortgage credit throughout the nation (including central cities, rural areas and underserved areas) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing.

Principal balance limitations. To meet these purposes, the Charter Act authorizes us to purchase and securitize mortgage loans secured by single-family and multifamily properties, subject to maximum original principal balance limits, known as “conforming loan limits” on single-family conventional mortgage loans that we purchase or securitize. The conforming loan limits are adjusted each year based on FHFA’s housing price index. For 2018, the conforming loan limit for mortgages secured by one-family residences was set at $453,100, with higher limits for mortgages secured by two- to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). For 2019, FHFA increased the national conforming loan limit for one-family residences to $484,350. In addition, higher loan limits of up to 150% of the otherwise applicable loan limit apply in certain high-cost areas. The Charter Act does not impose maximum original principal balance limits on loans we purchase or securitize that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”).
The Charter Act also includes the following provisions:

•
Credit enhancement requirements. The Charter Act generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize that has an LTV ratio over 80% at the time of purchase. The credit enhancement required by our charter may take the form of one or more of the following: (1) insurance or a guaranty by a qualified insurer on the portion of the unpaid principal balance of a mortgage loan that exceeds 80% of the property value; (2) a seller’s agreement to repurchase or replace the loan in the event of default; or (3) retention by the seller of at least a 10% participation interest in the loan. Regardless of LTV ratio, the Charter Act does not require us to obtain credit enhancement to purchase or securitize loans insured by FHA or guaranteed by the VA.

•
Issuances of our securities. We are authorized, upon the approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. Neither the U.S. government nor any of its agencies guarantees, directly or indirectly, our debt or mortgage-related securities.

•
Authority of Treasury to purchase our debt obligations. At the discretion of the Secretary of the Treasury, Treasury may purchase our debt obligations up to a maximum of $2.25 billion outstanding at any one time.

•
Exemption for our securities offerings. Our securities offerings are exempt from registration requirements under the federal securities laws. As a result, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. However, our equity securities are not treated as exempt securities for purposes of Sections 12, 13, 14 or 16 of the Securities Exchange Act of 1934 (the “Exchange Act”). Consequently, we are required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Our non-equity securities are exempt securities under the Exchange Act.

•
Exemption from specified taxes. Fannie Mae is exempt from taxation by states, territories, counties, municipalities and local taxing authorities, except for taxation by those authorities on our real property. We are not exempt from the payment of federal corporate income taxes.

•
Limitations. We may not originate mortgage loans or advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market. We may purchase or securitize mortgage loans only on properties located in the United States and its territories.

GSE Act and Other Regulation
As a federally chartered corporation, we are subject to government regulation and oversight. FHFA is our primary regulator, and regulates our safety and soundness and our mission. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks (“FHLBs”). The U.S. Department of Housing and Urban Development (“HUD”) is our regulator with respect to fair lending matters. Our regulators also include the SEC and Treasury.
The GSE Act provides FHFA with safety and soundness authority that is comparable to and in some respects broader than that of the federal banking agencies. We describe below regulations applicable to us pursuant to the GSE Act and other legislation, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). We also describe some regulations applicable to the mortgage industry and the securities markets that may indirectly affect us.
Capital
The GSE Act establishes minimum, risk-based, and critical capital standards for Fannie Mae and Freddie Mac, which we discuss in “Note 12, Regulatory Capital Requirements.” However, FHFA has suspended these capital classifications because we are under conservatorship. Although existing statutory and regulatory capital requirements are not binding during conservatorship, we continue to submit capital reports to FHFA and FHFA monitors our capital levels. Moreover, with our 2017 implementation of the conservatorship capital framework and FHFA’s 2018 proposal of new capital requirements, both discussed below, we are focused on managing our business in a manner consistent with the conservatorship capital framework and working with FHFA to adopt any new capital rule, when approved and applicable.

Fannie Mae 2018 Form 10-K	17

Business | Charter Act and Regulation

Conservatorship Capital Framework
In lieu of these statutory capital requirements, in 2017 FHFA directed Fannie Mae and Freddie Mac to implement an aligned risk measurement framework for evaluating Fannie Mae and Freddie Mac business decisions and performance during conservatorship. The framework includes specific requirements relating to risk on our book of business and modeled returns on our new acquisitions. We are required to submit quarterly reports to FHFA relating to the framework’s requirements. We continuously review our business decisions as they relate to existing and prospective capital framework standards.
In December 2017 and February 2018, FHFA, in its capacity as conservator, provided guidance relating to our guaranty fee pricing for new single-family acquisitions. FHFA’s guidance requires that we meet a specified minimum return on equity target based on the conservatorship capital framework. We implemented this target in the first quarter of 2018.
Proposed Capital Requirements
In June 2018, FHFA proposed new capital requirements for Fannie Mae and Freddie Mac, which would also be suspended while we remain in conservatorship. The proposed rule would implement a new framework for risk-based capital requirements and a revised minimum leverage capital requirement. The proposed risk-based capital framework would provide a granular assessment of credit risk specific to different mortgage loan categories, as well as components for market risk, operational risk, and a going-concern buffer. The proposed rule includes two alternative leverage ratio proposals on which FHFA sought feedback. FHFA received approximately 80 comments on the proposed capital rule, including a comment from us, addressing a broad range of issues prior to the closing of the comment period on November 16, 2018. Any final capital rule would have a significant impact on our business and profitability outside of conservatorship.
Stress Testing
The Dodd-Frank Act requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. Under FHFA regulations implementing this requirement, each year we are required to conduct a stress test using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. In conducting the stress test, we are required to calculate the impact of the scenario conditions on our capital levels and other specified measures of financial condition and performance over a period of at least nine quarters. We published our most recent stress test results for the severely adverse scenario on our website in August 2018.
Portfolio Standards
The GSE Act requires FHFA to establish standards governing our portfolio holdings, to ensure that they are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA is also required to monitor our portfolio and, in some circumstances, may require us to dispose of or acquire assets. In 2010, FHFA adopted, as the standard for our portfolio holdings, the portfolio limits specified in the senior preferred stock purchase agreement described under “Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements,” as it may be amended from time to time. The rule is effective for as long as we remain subject to the terms and obligations of the senior preferred stock purchase agreement.
New Products and Activities
The GSE Act requires us to obtain FHFA’s approval before initially offering any new product, subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice before commencing any new activity. FHFA published an interim final rule implementing these provisions in July 2009, but concluded that permitting us to engage in new products was inconsistent with the goals of the conservatorship and instructed us not to submit new product requests under the rule.
Strategic Business Plan
In October 2018, FHFA amended the corporate governance regulation that applies to us to require our Board of Directors to adopt and have in effect at all times a strategic business plan that describes our strategy for achieving our mission and public purposes. The plan must articulate measurable goals for each significant activity, describe any significant changes to business strategy or approach we are planning to undertake, and identify current and emerging risks associated with our significant activities. Our Board of Directors must review the strategic business plan at least annually, re-adopt the plan at least every three years, establish management reporting requirements, and monitor the plan’s implementation. See “Executive Summary—Our Strategic Objectives” for information about our strategic objectives.
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

Fannie Mae 2018 Form 10-K	18

Business | Charter Act and Regulation

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
The appointment of FHFA as receiver would immediately terminate the conservatorship. In the event of receivership, the GSE Act requires FHFA, as the receiver, to organize a limited-life regulated entity with respect to Fannie Mae. Among other requirements, the GSE Act provides that this limited-life regulated entity:

•	would succeed to Fannie Mae’s charter and thereafter operate in accordance with and subject to such charter;

•	would assume, acquire or succeed to our assets and liabilities to the extent that such assets and liabilities are transferred by FHFA to the entity; and

•	would not be permitted to assume, acquire or succeed to any of our obligations to shareholders.
Placement into receivership would likely have a material adverse effect on holders of our common stock and preferred stock, and could have a material adverse effect on holders of our debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. For more information on the risks to our business relating to receivership and uncertainties regarding the future of our business, see “Risk Factors—GSE and Conservatorship Risk.”
Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. We are prohibited from passing through the cost of these allocations to the originators of the mortgage loans that we purchase or securitize.
In December 2014, FHFA directed us to begin setting aside amounts for these contributions and to transfer the amounts set aside within 60 days after the end of each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement or in which such transfer would cause such a draw. Our new business purchases were $512 billion for the year ended December 31, 2018. Accordingly, we recognized an expense of $215 million related to this obligation for the year ended December 31, 2018.
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

•
Equity in Government Compensation Act. The Equity in Government Compensation Act of 2015 caps the annual total direct compensation of our chief executive officer position at $600,000 while the company is in conservatorship or receivership.

•
Golden Parachute Regulation. FHFA regulation requires the approval of the Director of FHFA before we may enter into any agreement providing compensation in connection with the termination of an executive officer’s employment. FHFA regulation also generally prohibits us from making golden parachute payments to any current or former director, officer or employee of the company during any period in which we are in conservatorship, receivership or other troubled condition, unless either a specific exemption applies or the Director of FHFA approves the payments. A golden parachute payment generally refers to a compensatory payment that is contingent on termination of employment.

For more information on our executive compensation program and regulatory and other legal requirements affecting our executive compensation, see “Executive Compensation.”

Fannie Mae 2018 Form 10-K	19

Business | Charter Act and Regulation

Fair Lending
The GSE Act requires the Secretary of HUD to assure that Fannie Mae and Freddie Mac meet their fair lending obligations. Among other things, HUD periodically reviews and comments on our underwriting and appraisal guidelines to ensure consistency with the Fair Housing Act.
Guaranty Fees and Pricing
Our guaranty fees and pricing are subject to regulatory and legislative requirements:

•
In July 2016, FHFA in its regulatory capacity, established minimum base guaranty fees that generally apply to our acquisitions of 30-year and 15-year single-family fixed-rate loans in lender swap transactions. These minimum base guaranty fees were implemented in November 2016.

•
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

In addition, as discussed in “Capital—Conservatorship Capital Framework,” FHFA has established requirements for our guaranty fee pricing in its capacity as conservator.
Housing Goals
Our housing goals, which are established by FHFA in accordance with the GSE Act, require that a specified amount of mortgage loans we acquire meet requirements relating to affordability or location. For single-family goals, our acquisitions are measured against the lower of benchmarks set by FHFA or the level of goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed.
In December 2018, FHFA determined that we met all of our single-family and multifamily housing goals for 2017. The tables below display our housing goals for 2017 and 2018, as well as our 2017 performance against our goals.

Single-Family Housing Goals(1)
	2017			2018
	FHFA Benchmark	Single-Family Market Level	Result	FHFA Benchmark
Low-income (≤80% of area median income) families home purchases	24%	24.3%	25.5%	24%
Very low-income (≤50% of area median income) families home purchases	6	5.9	5.9	6
Low-income areas home purchases(2)	18	21.5	22.9	18
Low-income and high-minority areas home purchases(3)	14	17.1	18.3	14
Low-income families refinances	21	25.4	24.8	21

(1)
The FHFA benchmarks and our results are expressed as a percentage of the total number of eligible single-family mortgages acquired during the period. The Single-Family Market level is the percentage of eligible single-family mortgages originated in the primary mortgage market.

(2)
These mortgage loans must be secured by a property that is (a) in a low-income census tract, (b) in a high-minority census tract and affordable to moderate-income families (those with incomes less than or equal to 100% of area median income), or (c) in a designated disaster area and affordable to moderate-income families.

(3)	These mortgage loans must be secured by a property that is (a) in a low-income census tract or (b) in a high-minority census tract and affordable to moderate-income families.

Fannie Mae 2018 Form 10-K	20

Business | Charter Act and Regulation

Multifamily Housing Goals
	2017		2018
	Goal	Result	Goal

	(in units)
Low-income families	300,000	401,145	315,000
Very low-income families	60,000	82,674	60,000
Small affordable multifamily properties(1)	10,000	12,043	10,000

(1)	Small affordable multifamily properties are those with 5 to 50 units that are affordable to low-income families.
We will report our 2018 housing goals performance to FHFA in March 2019, and FHFA will make a final determination regarding our 2018 performance later in the year, after data regarding the share of goals-qualifying originations in the primary mortgage market, reported under the Home Mortgage Disclosure Act (“HMDA”), becomes available.
As described in “Risk Factors,” actions we may take to meet our housing goals and duty to serve requirements described below may increase our credit losses and credit-related expense.
Duty to Serve Underserved Markets
The GSE Act requires that we serve very low-, low-, and moderate-income families in three specified underserved markets: manufactured housing, affordable housing preservation and rural housing. In December 2016, FHFA published a final rule implementing our duty to serve these underserved markets. Under the rule, we are required to adopt an underserved markets plan for each underserved market covering a three-year period that sets forth the activities and objectives we will undertake to meet our duty to serve that market. Our first underserved markets plans received non-objections from FHFA and were finalized and published in December 2017. The plans are effective for 2018 to 2020.
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

As provided under the rule, FHFA adopted final evaluation guidance in November 2017. The guidance communicates FHFA’s expectations regarding the development of the underserved markets plans and describes the annual process by which FHFA will evaluate our achievements under the plans. Our performance results will be reported to Congress annually. If FHFA determines that we failed to meet the requirements of an underserved markets plan, it may result in the imposition of a housing plan that could require us to take additional steps.
Swap Transactions; Minimum Capital and Margin Requirements
As a result of the Dodd-Frank Act, we are required to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, in October 2015, an inter-agency body of regulators issued a final rule under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. The rule is effective in two phases and each phase requires that we implement operational changes and changes relating to the collateral we collect and provide for swap transactions. We complied with the first phase of the rule that became effective in 2017. The second phase of the rule is scheduled to become effective in September 2020. This phase will require additional operational changes and changes to collateral requirements, which may increase the costs associated with hedging our retained mortgage portfolio.
Risk Retention
In 2014, an inter-agency body of regulators issued a final rule implementing the Dodd-Frank Act’s credit risk retention requirement. The final rule generally requires securitizers to retain at least 5% of the credit risk of the assets they securitize. The rule offers several compliance options, one of which is to have either Fannie Mae or Freddie Mac (so long as

Fannie Mae 2018 Form 10-K	21

Business | Charter Act and Regulation

they are in conservatorship or receivership with capital support from the United States) securitize and fully guarantee the assets, in which case no further retention of credit risk is required. In addition, securities backed solely by mortgage loans meeting the definition of a “qualified residential mortgage” are exempt from the risk retention requirements of the rule. The rule defines “qualified residential mortgage” to have the same meaning as the term “qualified mortgage” as defined by the Consumer Financial Protection Bureau (the “CFPB”) in connection with its ability-to-repay rule discussed below.
Ability to Repay
The Dodd-Frank Act amended the Truth in Lending Act (“TILA”) to require creditors to determine that borrowers have a “reasonable ability to repay” most mortgage loans prior to making such loans. In 2013, the CFPB issued a final rule under Regulation Z that, among other things, requires creditors to determine a borrower’s “ability to repay” a mortgage loan. If a creditor fails to comply, a borrower may be able to offset a portion of the amount owed in a foreclosure proceeding or recoup monetary damages. The rule offers several options for complying with the ability-to-repay requirement, including making loans that meet certain terms and characteristics (referred to as “qualified mortgages”), which may provide creditors and their assignees with special protection from liability. Generally, a loan will be a qualified mortgage under the rule if, among other things, (1) the points and fees paid in connection with the loan do not exceed 3% of the total loan amount, (2) the loan term does not exceed 30 years, (3) the loan is fully amortizing with no negative amortization, interest-only or balloon features and (4) the debt-to-income ratio on the loan does not exceed 43% at origination. The CFPB also defined a special class of conventional mortgage loans that will be qualified mortgages if they (1) meet the points and fees, term and amortization requirements of qualified mortgages generally and (2) are eligible for sale to Fannie Mae or Freddie Mac. This class of qualified mortgages expires on the earlier of January 10, 2021 or when Fannie Mae and Freddie Mac cease to be in conservatorship or receivership.
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
In January 2019, the CFPB released a white paper reviewing the ability-to-repay rule. The paper did not contain any recommendations for regulatory changes but may be used to make changes in the future. We anticipate that the CFPB may take action on the temporary qualified mortgage rule in the next 12 months. Changes in this rule may affect, perhaps materially, the quality and quantity of loans available for delivery to us.
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
Proposed Rule on Credit Score Models
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) provides that, if we condition the purchase of a mortgage loan on a borrower's credit score, that credit score must be produced by a model that has been validated and approved by us based on the standards and criteria in the Economic Growth Act and FHFA regulations. The Economic Growth Act requires Fannie Mae and Freddie Mac to solicit applications for validation and approval of third party credit score models no later than December 20, 2018. On December 13, 2018, FHFA proposed a rule, as required by the Economic Growth Act, relating to the validation and approval of credit score models. Because it was not feasible to finalize FHFA’s credit score models rule by December 20, 2018, FHFA directed Fannie Mae and Freddie Mac to delay soliciting applications for validation and approval of third party credit score models until the rule is finalized. Comments on the proposed rule are due by March 21, 2019.
Before passage in May 2018 of the Economic Growth Act, we had been assessing new credit score models pursuant to FHFA’s 2018 conservatorship scorecard. In July 2018, FHFA announced it would not make a decision on the credit score models used by us and by Freddie Mac and instead would shift its focus to implementing the steps required under the Economic Growth Act.
Single-Counterparty Credit Limit
In June 2018, the Federal Reserve adopted a rule to restrict the counterparty credit exposure of very large banking organizations. Beginning in 2020, any bank holding company with $250 billion or more in total consolidated assets must limit

Fannie Mae 2018 Form 10-K	22

Business | Charter Act and Regulation

its exposure to any counterparty and its affiliates to no more than 25% of tier 1 capital, and any U.S. banking organization that is a global systemically important bank (“U.S. GSIB”) must adhere to a stricter limit of 15% of tier 1 capital for exposures to any other U.S. GSIB or non-bank entity supervised by the Federal Reserve. Similarly, limits are set on counterparty credit exposures held by U.S. intermediate holding companies that are subsidiaries of foreign banking organizations. While Fannie Mae is in conservatorship, exposures involving claims on or directly and fully guaranteed by Fannie Mae are exempt from these restrictions and Fannie Mae MBS and debt can be used as collateral to reduce a banking organization’s counterparty exposure. At this time, we do not know what impact, if any, this rule will have on our customers’ business practices, or whether and to what extent this rule may adversely affect demand for or the liquidity of securities we issue.
The Future of LIBOR and Alternative Reference Rates
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021. The Federal Reserve convened a group of private-market participants, known as the Alternative Reference Rate Committee (the “ARRC”), to identify a set of alternative U.S. dollar reference interest rates and an adoption plan for those alternative rates. In June 2017, the ARRC recommended an alternative reference rate referred to as the Secured Overnight Financing Rate (“SOFR”) to be published by the Federal Reserve Bank of New York. In 2018, we became a voting member of the ARRC. We also participate on the majority of the ARRC’s working groups. In support of the ARRC’s efforts to develop SOFR as a key market index, in 2018 we issued the market's first SOFR securities, issuing a total of $11.0 billion in SOFR-indexed floating-rate corporate debt. We also entered into SOFR-indexed interest rate swaps and futures transactions to further support the development of this emerging index. At this time, we are unable to predict whether or when LIBOR will cease to be available or if SOFR will become the benchmark to replace LIBOR. Because we routinely engage in transactions involving financial instruments that reference LIBOR, these developments could have a material impact on us, borrowers, investors, and our customers and counterparties. See “Risk Factors—Market and Industry Risk” for a discussion of the risks to our results of operations, financial condition, liquidity and net worth posed by the potential phasing out of LIBOR.
Employees

As of January 31, 2019, we employed approximately 7,400 personnel, including full-time and part-time employees, and employees on leave.
Where You Can Find Additional Information

We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website address is www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s website, www.sec.gov. You may also request copies of any filing from us, at no cost, by calling the Fannie Mae Fixed-Income Securities Helpline at 1-800-2FANNIE (1-800-232-6643), or by writing to Fannie Mae, Attention: Fixed-Income Securities, 1100 15th Street, NW, Washington, DC 20005.
All references in this report to our website addresses or the website address of the SEC are provided solely for your information. Information appearing on our website or on the SEC’s website is not incorporated into this annual report on Form 10-K.
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:

•	our future profitability, financial condition and results of operations, and the factors that will affect them;

•	our business plans and strategies and the impact of such plans and strategies;

•	our dividend payments to Treasury;

•	our retained mortgage portfolio;

•	our expectations regarding the implementation and our use of the common securitization platform and the implementation and impact of the Single Security Initiative, as well as our issuances of UMBS;

Fannie Mae 2018 Form 10-K	23

Business | Forward-Looking Statements

•	our plans relating to and the effects of our credit risk transfer transactions;

•	other factors that could affect or mitigate our credit risk exposure;

•	our future capital requirements;

•	our payments to HUD and Treasury funds under the GSE Act;

•	the consequences of our conservatorship, any end or change to our conservatorship, and possible receivership;

•	the impact of accounting guidance and accounting changes on our business or financial results, including the impact of impairment accounting guidance;

•	the impact of the Federal Reserve’s balance sheet normalization program;

•	the impact of legislation and regulation on our business or financial results;

•	mortgage market and economic conditions (including home price appreciation rates) and the impact of such conditions on our business or financial results;

•	the risks to our business;

•	our serious delinquency rate and the factors that will affect our serious delinquency rate;

•	the performance of the loans in our book of business and factors that will affect such performance;

•	our loan acquisitions and the credit risk profile of such acquisitions;

•	factors that will affect our liquidity and ability to meet our debt obligations and factors relating to our liquidity contingency plans; and

•	our response to legal and regulatory proceedings and their impact on our business or financial condition.
Forward-looking statements reflect our management’s current expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active and that otherwise impact our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:

•	the uncertainty of our future;

•	future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation;

•	actions by FHFA, Treasury, HUD or other regulators that affect our business;

•	changes in the structure and regulation of the financial services industry;

•	the timing and level of, as well as regional variation in, home price changes;

•	changes in interest rates and credit spreads;

•	uncertainties relating to the potential phasing out of LIBOR, or other market changes that could impact the loans we own or guaranty or our MBS;

•	credit availability;

•	disruptions or instability in the housing and credit markets;

•	growth, deterioration and the overall health and stability of the U.S. economy, including the U.S. gross domestic product (“GDP”), unemployment rates, personal income and other indicators thereof;

•	changes in the fiscal and monetary policies of the Federal Reserve;

•	our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

•	the volume of mortgage originations;

•	the size, composition and quality of our guaranty book of business and retained mortgage portfolio;

•	the competitive landscape in which we operate, including the impact of legislative or other developments on levels of competition in our industry and other factors affecting our market share;

•	the life of the loans in our guaranty book of business;

•	challenges we face in retaining and hiring qualified executives and other employees;

•	our future serious delinquency rates;

Fannie Mae 2018 Form 10-K	24

Business | Forward-Looking Statements

•	the deteriorated credit performance of many loans in our guaranty book of business;

•	changes in the demand for Fannie Mae MBS, in general or from one or more major groups of investors;

•	the conservatorship, including any changes to or termination (by receivership or otherwise) of the conservatorship and its effect on our business;

•	the investment by Treasury and its effect on our business;

•	adverse effects from activities we undertake to support the mortgage market and help borrowers;

•	actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of the Single Security Initiative;

•	limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	a decrease in our credit ratings;

•	limitations on our ability to access the debt capital markets;

•	significant changes in modification and foreclosure activity;

•	the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

•	changes in borrower behavior;

•	the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies;

•	defaults by one or more institutional counterparties;

•	resolution or settlement agreements we may enter into with our counterparties;

•	our need to rely on third parties to fully achieve some of our corporate objectives;

•	our reliance on mortgage servicers;

•	changes in GAAP, guidance by the Financial Accounting Standards Board (the “FASB”), and changes to our accounting policies;

•	changes in the fair value of our assets and liabilities;

•	the stability and adequacy of the systems and infrastructure that impact our operations, including ours and those of our counterparties and other third parties on which our business relies;

•	operational control weaknesses;

•	our reliance on models and future updates we make to our models, including the assumptions used by these models;

•	domestic and global political risks and uncertainties;

•	natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events;

•	cyber attacks or other information security breaches or threats; and

•	the other factors described in “Risk Factors.”
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors discussed in “Risk Factors” in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.
Item 1A.  Risk Factors
Refer to “MD&A—Key Market Economic Indicators,” “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described below and in the other sections of this report referenced above are the most significant we face; however, these are not the only risks we face. In addition to the risks we discuss below, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.

Fannie Mae 2018 Form 10-K	25

Risk Factors

GSE and Conservatorship Risk
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
We expect Congress, the Administration and FHFA to continue to consider housing finance reform, which could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. Officials in the Trump Administration have indicated that resolving the conservatorships of Fannie Mae and Freddie Mac is a priority and that the Administration intends to release a framework for housing finance reform in early 2019. Congress, FHFA or other agencies may also consider legislation, regulation or other administrative actions aimed at increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury, constraining our business operations, or subjecting us to new obligations that could impose substantial burdens or adversely affect our results of operations or financial condition. We cannot predict the timing or final content of housing finance reform legislation, other legislation, regulations or administrative actions related to our activities, nor can we predict the impact any such enacted legislation, regulation or administrative actions would have on our business and financial condition.
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
We have experienced and expect to continue to experience volatility in our financial results from period to period due to a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings. Other factors that may result in volatility in our quarterly financial results include developments that affect our loss reserves, such as redesignations of loans from HFI to HFS, changes in interest rates, home prices or accounting standards, or events such as natural disasters. Accordingly, although we expect to remain profitable on an annual basis for the foreseeable future, the potential volatility in our financial results, which may be significant from quarter to quarter, could result in a net worth deficit in a future quarter. In addition, other factors such as legislative or regulatory actions could result in a net worth deficit in a future quarter.
In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. We refer to this guidance, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as the “Current Expected Credit Loss” standard, or as the “CECL standard.” We will adopt the CECL standard on January 1, 2020. For loans, available-for-sale debt securities and other financial assets recorded at amortized cost, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of expected credit losses. We are continuing to evaluate the impact of this guidance on our consolidated financial statements. We expect the greater impact of the guidance to relate to our accounting for credit losses for loans that are not individually impaired. The adoption of this guidance will likely decrease, perhaps substantially, our retained earnings and increase our allowance for credit losses, which could result in a net worth deficit when we adopt the guidance in the first quarter of 2020.
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
FHFA is required to place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts as they become due, in either case, for a period of 60 days after the SEC filing deadline for any of our Form 10-Ks or Form 10-Qs. Although Treasury committed to providing us funds in accordance with the terms of the senior preferred stock purchase agreement, if we need funding from Treasury to avoid triggering FHFA’s obligation, Treasury may not be able to provide sufficient funds to us within the required 60 days if it has

Fannie Mae 2018 Form 10-K	26

Risk Factors

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
A receivership would terminate the conservatorship. In addition to the powers FHFA has as our conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter arising from their status as shareholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the GSE Act. If we are placed into receivership and do not or cannot fulfill our MBS guaranty obligations, there may be significant delays of any payments to our MBS holders, and the MBS holders could become unsecured creditors of ours with respect to claims made under our guaranty to the extent the mortgage collateral underlying the Fannie Mae MBS is insufficient to satisfy the claims of the MBS holders.
In the event of a liquidation of our assets, only after payment of the administrative expenses of the receiver and the immediately preceding conservator, the secured and unsecured claims against the company (including repaying all outstanding debt obligations), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. In the event of a liquidation of our assets it is uncertain that there would be sufficient proceeds to make any distribution to holders of our preferred stock or common stock, other than possibly to Treasury as the holder of our senior preferred stock.
Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified senior executives and other employees. The conservatorship, the uncertainty of our future and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies in attracting and retaining these employees.
Our business processes are highly dependent on the talents and efforts of our senior executives and other employees. The conservatorship, the uncertainty of our future and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit well-qualified executives and other employees. Turnover in key management positions and challenges in integrating new management could harm our ability to manage our business effectively and successfully implement our and FHFA’s current strategic initiatives, and ultimately could adversely affect our financial performance.
Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, have had, and may continue to have, an adverse effect on our retention and recruitment of senior executives and other employees. We are subject to significant restrictions on the amount and type of compensation we may pay our executives and other employees of our company under conservatorship. For example, we are subject to a law that limits the annual direct compensation payable to our chief executive officer to no more than $600,000 while we are in conservatorship or receivership, and a law that prohibits our senior executives from receiving bonuses during any period of conservatorship. Additionally, we are unable to offer equity-based compensation to our employees. As a result of these restrictions, we have not been able to incent and reward excellent performance with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives. In addition, the uncertainty of potential congressional action with respect to housing finance reform, which may result in the wind-down of the company, also negatively affects our ability to retain and recruit executives and other employees.
Our inability to offer market-based compensation to our chief executive officer also makes succession planning for this position difficult. Our former Chief Executive Officer left the company in October 2018. We currently have an Interim Chief Executive Officer while our board of directors conducts a search for a successor. We believe the limit applicable to our chief executive officer compensation negatively affected our ability to retain our former Chief Executive Officer, and is also negatively affecting our ability to attract a successor for this critical role.
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

Fannie Mae 2018 Form 10-K	27

Risk Factors

Our business activities are significantly affected by the conservatorship and the senior preferred stock purchase agreement.
We are currently under the control of our conservator, FHFA, and we do not know when or how the conservatorship will terminate. As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf, and generally has the power to transfer or sell any of our assets or liabilities. In addition, our directors have no fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS in making or approving a decision unless specifically directed to do so by the conservator.
We are subject to significant restrictions on our business activities during conservatorship. We may be prevented by our conservator from engaging in business activities or transactions that we believe would benefit our business and financial results. For example, because FHFA must approve changes to the national loan level price adjustments we charge and can direct us to make other changes to our guaranty fee pricing, our ability to address changing market conditions, pursue certain strategic objectives, or manage the mix of loans lenders choose to deliver to us is constrained. We publish national risk-based loan level price adjustment grids that specify the additional cash fees we charge at the time we acquire a loan based on the credit characteristics of the loan. These fees allow us to price appropriately for the credit risk we assume in providing our guaranty on the loans. We do not have the ability to implement changes to these pricing grids without the approval of FHFA. If the mix of our single-family loan acquisitions changes, and FHFA does not approve requested changes to our pricing grids in response to these changes, it could adversely affect our financial results and condition. In addition, if FHFA directs us to change our pricing in any manner—including increases or decreases in our base guaranty fees or our loan level price adjustments—it could result in a decrease in our guaranty fee revenues in future periods, a decrease in our single-family business volume or a negative impact on the credit risk profile of our new single-family acquisitions, any of which could adversely affect our financial results and condition.
Because we are under the control of our conservator, our business objectives may not be consistent with the investment objectives of our investors. We are devoting significant resources to meeting FHFA’s goals for our conservatorship and expect to continue to do so. We may be required by our conservator to engage in activities that are operationally difficult, costly to implement or unprofitable, or that may adversely affect our financial results or the credit risk profile of our book of business. In addition, actions we take to meet FHFA’s strategic goals and objectives for our conservatorship could adversely affect our financial results. FHFA has changed our business objectives significantly since we entered conservatorship, and could make additional changes at any time. On January 3, 2019 President Trump submitted the nomination of Mark Calabria to serve as Director of FHFA for a five-year term. On January 7, 2019, Joseph Otting, Comptroller of the Currency, became Acting Director of FHFA pending Senate confirmation of Mark Calabria’s nomination. As we discuss in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Conservatorship—Powers of the Conservator under the GSE Act,” FHFA has broad powers when acting as our conservator and our business activities are significantly affected by the conservatorship. FHFA’s actions as our primary regulator, including some of those discussed in “Business—Charter Act and Regulation—GSE Act and Other Regulation,” may also significantly impact us. Accordingly, the changes in leadership at FHFA could result in significant changes to FHFA’s goals for our conservatorship and could materially affect our results of operations and financial condition.
Even if we are released from conservatorship, we remain subject to the terms of the senior preferred stock purchase agreement, senior preferred stock and warrant, which can only be canceled or modified with the consent of Treasury. The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets except in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; incur indebtedness that would result in our aggregate indebtedness exceeding $300.0 billion; or seek or permit the termination of our conservatorship (other than in connection with receivership). In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Pursuant to the senior preferred stock purchase agreement, the amount of mortgage assets we are permitted to own reached a limit of $250.0 billion as of December 31, 2018. In addition, FHFA has directed that we further cap our mortgage assets at $225.0 billion.
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

Fannie Mae 2018 Form 10-K	28

Risk Factors

We may undertake efforts that adversely affect our business, results of operations, financial condition, liquidity and net worth.
In conservatorship our business is no longer managed with a strategy to maximize shareholder returns while fulfilling our mission. FHFA’s current strategic goals for our conservatorship are described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Housing Finance Reform—Conservator Developments and Strategic Goals.” In pursuit of the goals prescribed by our conservator, we are taking a variety of actions that could adversely affect our economic returns, possibly significantly, such as modifying loans to help struggling borrowers; expanding our underwriting and eligibility requirements to increase access to mortgage credit; increasing our use of credit risk transfer transactions, which effectively reduces the guaranty fee income we retain on the covered loans; and preparing to issue a uniform mortgage-backed security. We may also be asked to take additional efforts in support of our conservator’s goals in the future that could adversely affect our economic returns. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.
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
We are also required by the GSE Act to undertake efforts in support of the housing market that could adversely affect our financial results and condition. For example, we are subject to housing goals under the GSE Act that require that a portion of the mortgage loans we acquire must be for low- and very low-income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. In addition, in December 2016, FHFA issued a final rule to implement our new duty to serve very low-, low- and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation and rural areas. We are making changes to our business and our acquisitions to comply with our new duty to serve obligations, which went into effect on January 1, 2018. We may take actions to meet our housing goals and duty to serve obligations that could adversely affect our profitability. For example, we may acquire loans that offer lower expected returns on our investment than our other loan acquisitions and that may potentially increase our credit losses and credit-related expenses. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Business—Charter Act and Regulation—GSE Act and Other Regulation” for more information on our housing goals and duty to serve underserved markets.
The conservatorship and agreements with Treasury have had, and will continue to have, a material adverse effect on our common and preferred shareholders.
The material adverse effects of the conservatorship and our agreements with Treasury include the following:
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
Our profits are distributed to Treasury. Pursuant to the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds the $3.0 billion capital reserve amount. As a result, our net income is not available to common shareholders or preferred shareholders other than Treasury as holder of the senior preferred stock.
Liquidation preference of senior preferred stock is high and could increase. The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference (which includes any accumulated but unpaid dividends), before any distribution is made to the holders of our common stock or other preferred stock. The liquidation preference on the senior preferred stock was $123.8 billion as of December 31, 2018. The liquidation preference would increase further if we draw on Treasury’s funding commitment with respect to any future quarters or if we do not pay dividends owed on the senior preferred stock. If we are liquidated, it is uncertain that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.

Fannie Mae 2018 Form 10-K	29

Risk Factors

Exercise of the Treasury warrant would substantially dilute the investment of current shareholders. If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then-existing common shareholders will be substantially diluted, and we would thereafter have a controlling shareholder.
No longer managed for the benefit of shareholders. Because we are in conservatorship, we are no longer managed with a strategy to maximize shareholder returns.
The senior preferred stock purchase agreement, senior preferred stock and warrant can only be canceled or modified with the consent of Treasury. For additional description of the conservatorship and our agreements with Treasury, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform.”
The Single Security Initiative may adversely affect our financial results and contribute to declines in the liquidity or market value of our MBS. The Single Security Initiative also increases our counterparty credit risk and operational risk.
In 2014, FHFA directed Fannie Mae and Freddie Mac to develop a single common mortgage-backed security that will be fungible with then-outstanding Fannie Mae guaranteed mortgage pass-through certificates and that will be exchangeable by Freddie Mac for then-outstanding Freddie Mac PCs. FHFA’s Single Security Initiative is intended to maximize liquidity for both Fannie Mae and Freddie Mac mortgage-backed securities in the TBA market. In March 2018, FHFA announced that Fannie Mae and Freddie Mac will start issuing UMBS in place of their current offerings of TBA-eligible mortgage-backed securities on June 3, 2019. The new UMBS will be issued by Fannie Mae and Freddie Mac through their joint venture, CSS, using a common securitization platform, or “CSP.”
Historically, Fannie Mae MBS had a trading advantage over comparable Freddie Mac PCs. One of FHFA’s stated objectives for the Single Security Initiative is to reduce the costs to Freddie Mac and taxpayers that result from differences in liquidity of Fannie Mae MBS and Freddie Mac PCs. In the last couple of years, as the implementation date of the Single Security Initiative has drawn closer, Fannie Mae MBS and comparable Freddie Mac PCs have been trading at or near parity. In addition to the loss of this trading advantage, uncertainty surrounding the implementation and overall impact of the Single Security Initiative could contribute to declines in the liquidity or market value of Fannie Mae MBS or otherwise adversely affect our financial condition or results of operations. The industry has expressed concerns that Fannie Mae and Freddie Mac UMBS may not be truly fungible. FHFA, as conservator, has previously responded to industry input by imposing alignment mandates on Fannie Mae and Freddie Mac, and, most recently, proposed a rule to align Fannie Mae and Freddie Mac programs, policies and practices that affect the prepayment rates of TBA-eligible MBS. If investors do not accept the fungibility of Fannie Mae and Freddie Mac UMBS, or if investors prefer Freddie Mac UMBS over Fannie Mae UMBS, it could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations, and could adversely affect the liquidity or market value of Fannie Mae MBS. In addition, we may be required to take certain actions to assist with the transition to UMBS, including, but not limited to, utilizing our retained mortgage portfolio to buy, sell and finance the purchase of securities for the purpose of minimizing disruptions to the TBA market. Furthermore, if we are no longer in conservatorship, it is unclear whether we may continue to align our program, policies and practices with those of Freddie Mac in support of UMBS.
The Single Security Initiative will also result in increased credit exposure and operational exposure to Freddie Mac. Once the initiative is implemented, investors will be able to commingle Fannie Mae UMBS and Freddie Mac UMBS in resecuritizations. At this time, we do not know how much Freddie Mac UMBS we will ultimately guarantee as a result. When we resecuritize Freddie Mac UMBS, our guaranty of principal and interest would extend to the underlying Freddie Mac UMBS. In addition, and as a result of operational changes in connection with the Single Security Initiative, in the event Freddie Mac were to fail (for credit or operational reasons) to make a payment on a payment date on Freddie Mac UMBS that we resecuritized, we would be responsible for making the entire payment on the resecuritized Freddie Mac UMBS in order for that security to be paid, and for any of our outstanding Fannie Mae MBS to be paid on that payment date. We do not anticipate that our pricing will reflect any incremental credit, liquidity or operational risk associated with our guaranty of resecuritized Freddie Mac UMBS. As a result, we could be dependent on Freddie Mac and on the senior preferred stock purchase agreements that we and Freddie Mac each have with Treasury to avoid a liquidity event or a default under our guaranty.
Once we begin issuing UMBS, we plan to begin using CSS and the CSP to perform certain operational functions associated with issuing and managing MBS on our behalf. Accordingly, we will be reliant on CSS and the CSP for the operation of many of our securitization activities. Our business activities could be adversely affected and the market for Fannie Mae MBS could be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. Any such failure or unavailability could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations, and could adversely affect the liquidity or market value of our MBS. See “Our concurrent implementation of multiple new initiatives may increase our operational risk and result in one or more material weaknesses in our internal control over financial reporting” for a discussion of other operational risks associated with our implementation of the Single Security Initiative and related internal infrastructure upgrades.

Fannie Mae 2018 Form 10-K	30

Risk Factors

We are limited in our ability to diversify our business and may be prohibited from undertaking activities that management believes would benefit our business.
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
Our common stock and preferred stock are now traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected. In addition, the market price of our common stock and preferred stock is subject to significant volatility, which may be due to other factors described in these “Risk Factors,” as well as speculation regarding our future, economic and political conditions generally, liquidity in the over-the-counter market in which our stock trades, and other factors, many of which are beyond our control. Such factors could cause the market price of our common stock and preferred stock to decline significantly, which may result in significant losses to holders of our common stock and preferred stock.
Credit Risk
We may incur significant credit losses and credit-related expenses on the loans in our book of business, which could materially adversely affect our earnings, financial condition and net worth.
We are exposed to a significant amount of mortgage credit risk on our $3.3 trillion total book of business, which includes mortgage assets that back our guaranteed Fannie Mae MBS, mortgage assets in our retained mortgage portfolio and credit enhancements we provide. Borrowers of mortgage loans that we own or guaranty may fail to make required payments of principal and interest on their mortgage loans, exposing us to the risk of credit losses and credit-related expenses. Increases in our credit-related expenses would reduce our earnings and adversely affect our financial condition and net worth.
The credit performance of loans in our book of business could deteriorate in the future, particularly if we experience national or regional declines in home prices, weakening economic conditions or high unemployment, resulting in higher credit losses and credit-related expenses. For example, borrowers affected by the recent government shutdown, or a future shutdown, may find it difficult to make payments on their mortgage loans, in which case, we may experience credit losses and credit-related expenses caused by borrowers’ inability to make mortgage payments when due. Although we strengthened our underwriting and eligibility standards in late 2008 and 2009, we continue to have loans in our book of business that were originated under our prior standards. As of December 31, 2018, 7% of our single-family conventional guaranty book of business consisted of loans acquired prior to 2009 and another 11% consisted of Refi Plus loans, which represent refinancings of loans that were originated prior to June 2009. Moreover, some of the loans we acquired prior to 2009 that remain in our single-family book of business as of December 31, 2018 have certain characteristics that expose us to greater credit risk than other types of mortgage loans, such as Alt-A loans (2% of our single-family conventional guaranty book), and loans with FICO credit scores at origination of less than 620 (2% of our single-family conventional guaranty book). In addition, 18% of our single-family conventional guaranty book of business as of December 31, 2018 consisted of loans with original LTV ratios greater than 90%, which may pose a higher credit risk than loans with lower LTV ratios. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Single-Family Business” and our multifamily guaranty book of business in “MD&A—Multifamily Business.” The processing of foreclosures of single-family loans continues to be slow in some states, which has negatively affected our foreclosure timelines and our single-family serious delinquency rate.
While we use certain credit enhancements to mitigate some of our potential future credit losses, these credit enhancements may provide less protection than we expect for a number of reasons. Some of the credit enhancements we use, such as mortgage insurance and credit insurance risk transfer transactions, are subject to the risk that the counterparties may not meet their obligations to us. Our credit risk transfer transactions have limited terms (typically 10 or 12.5 years), after which they provide limited or no further credit protection on the covered loans. Due to differences in accounting, there also could be a significant lag between the time when we recognize a provision for credit losses and when we recognize the related recovery from our CAS issued prior to the implementation of our CAS REMIC structure in November 2018. For a loan in a reference pool for a CAS issued between January 2016 and November 2018, a recovery is not recorded until after a loss has been confirmed. However, credit-related expenses related to these loans are currently recorded when it is probable that we have

Fannie Mae 2018 Form 10-K	31

Risk Factors

incurred a loss, and upon our adoption of the CECL standard, will be recorded based on expected losses. In addition, our credit risk transfer transactions are not designed to shield us from all losses because we retain a portion of the risk of future losses on loans covered by these transactions, including all or a portion of the first loss risk in most transactions. Similarly, mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover us from default risk for properties that suffered damages that were not covered by the hazard insurance we require. A property damaged by a flood that was outside a flood hazard area, where we require coverage, or a property damaged by an earthquake are the most likely scenarios where property damage may result in a default not covered by hazard insurance.
One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.
We rely on our institutional counterparties to provide services and credit enhancements that are critical to our business. We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with credit guarantors that provide credit enhancements on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, reinsurers and multifamily lenders with risk sharing arrangements; mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS; mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances; the financial institutions that issue the investments, including overnight bank deposits, held in our other investments portfolio; and derivatives counterparties. We also have counterparty exposure to custodial depository institutions; mortgage originators, investors and dealers; debt security dealers; financial guarantors; and document custodians.
We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, and mortgage insurers, resulting in a significant credit concentration with respect to this industry. We may also have multiple exposures to particular counterparties, as many of our counterparties perform several types of services for us. For example, our lender customers or their affiliates may also act as derivatives counterparties, mortgage servicers, custodial depository institutions or document custodians. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways.
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
A large portion of our single-family guaranty book is serviced by non-depository servicers. The potentially lower financial strength, liquidity and operational capacity of non-depository mortgage sellers and servicers compared with depository mortgage sellers and servicers may negatively affect their ability to satisfy their financial obligations or to service the loans on our behalf.
If we replace a mortgage servicer, we likely would incur costs and potential increases in servicing fees and could also face operational risks. If a mortgage servicer fails, it could result in a temporary disruption in servicing and loss mitigation activities

Fannie Mae 2018 Form 10-K	32

Risk Factors

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
Three of our mortgage insurer counterparties who are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 72.5% of claims under its mortgage insurance policies in cash and is deferring the remaining 27.5%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay their deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us its previously outstanding deferred payment obligations as well as interest on those obligations; however, RMIC remains in run-off. PMI, Triad and RMIC provided a combined $4.6 billion, or 3%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2018.
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
We conduct our business in the single-family and multifamily residential mortgage markets and own or guarantee the performance of mortgage loans throughout the United States. The occurrence of a major natural or environmental disaster, terrorist attack, cyber attack, pandemic, or similar event (a “major disruptive event”) in a regional geographic area of the United States could negatively impact our credit losses and credit-related expenses in the affected area or, depending on the nature of the event, nationally. The severity and frequency of major disruptive events in certain geographic areas may also be impacted by climate change.
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

Fannie Mae 2018 Form 10-K	33

Risk Factors

geographically diverse book of business, a major disruptive event, depending on its magnitude, scope and nature, could generate significant credit losses and credit-related expenses.
Operational Risk
A failure in our operational systems or infrastructure, or those of third parties, could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation.
Shortcomings or failures in our internal processes, people, data management or systems could disrupt our business or have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations. Such a failure could result in legislative or regulatory intervention or sanctions, liability to customers, financial losses, business disruptions and damage to our reputation. For example, our business is highly dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions, many of which are highly complex, across numerous and diverse markets that continuously and rapidly change and evolve. These transactions are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or manage associated data with reliability and integrity. In addition, we rely on information provided by third parties in processing many of our transactions; that information may be incorrect or we may fail to properly manage or analyze it or properly monitor its data quality.
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
We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, paying agents, exchanges, clearinghouses or other financial intermediaries, including CSS, we use to facilitate our securities and derivatives transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both an individual basis and an industry-wide basis, as disparate complex systems need to be integrated, often on an accelerated basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions or manage our exposure to risk, and could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations.
Substantially all of our employees and business operations functions are consolidated in two metropolitan areas: Washington, DC and Plano, Texas. As a result of this concentration of our employees and facilities, a major disruptive event at either location could impact our ability to operate notwithstanding the business continuity plans and facilities that we have in place, including our out-of-region data center for disaster recovery. Moreover, because of the concentration of our employees in the Washington, DC and Plano metropolitan areas, if a regional disruption occurs in one of these areas, our employees may not be not able to occupy our facilities, work remotely, or communicate with or travel to other locations. Accordingly, the occurrence of a major disruptive event could materially adversely affect our ability to conduct our business and lead to financial losses.
A breach of the security of our systems or facilities, or those of third parties with which we do business, including as a result of cyber attacks, could damage or disrupt our business or result in the disclosure or misuse of confidential information, which could damage our reputation, increase our costs and cause losses.
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including proprietary, confidential or personal information that is subject to privacy laws, regulations or contractual obligations. Information security risks for large institutions like us have significantly increased in recent years in part because of the proliferation of new technologies and the use of the Internet and telecommunications technologies to conduct or automate financial transactions. There have been several recent, highly publicized cases involving financial services companies, consumer-based companies and other organizations reporting the unauthorized disclosure of client, customer or other confidential information, as well as cyber attacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing stolen customer information or for not disabling the target company’s computer or other systems.

Fannie Mae 2018 Form 10-K	34

Risk Factors

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
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. We routinely identify cyber threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Further, these efforts involve costs that can be significant as cyber attack methods continue to rapidly evolve. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, customers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties or borrowers, and these types of risks may be difficult to detect or prevent.
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
Because we are interconnected with and dependent on third-party vendors, exchanges, clearing houses, fiscal and paying agents, and other financial intermediaries, including CSS, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. For example, if a data breach compromises the integrity of borrower data that we or our customers rely on, it could adversely affect our operations or financial results. Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the external storage and processing of our information, as well as customer, counterparty and borrower information, including on cloud-based systems. We also share this type of information with regulatory agencies and their vendors. While we engage in actions to mitigate our exposure resulting from our information-sharing activities, ongoing threats may result in unauthorized access, loss or destruction of data or other cybersecurity incidents with increased costs and consequences to us such as those described above.
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

Fannie Mae 2018 Form 10-K	35

Risk Factors

significant changes to our business processes, systems and infrastructure, and present significant operational challenges for us. For example, for the past several years we have been working with Freddie Mac and CSS on the development of a common securitization platform that, starting in 2019, we expect to use to perform certain aspects of the securitization process. This initiative, in coordination with related internal infrastructure upgrades, has resulted in significant changes to our systems and operations, and continues to involve a high degree of complexity. While implementation of each individual initiative creates operational challenges, implementing multiple initiatives during the same time period significantly increases these challenges. Due to the operational complexity associated with these changes and the limited time periods for implementing them, we believe there is a risk that implementing these changes could result in one or more material weaknesses in our internal control over financial reporting in a future period. If this were to occur, we could experience material errors in our reported financial results. In addition, FHFA, Treasury, other agencies of the U.S. government or Congress may require us to implement additional initiatives in the future that could further increase our operational risk.
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
When market conditions change quickly and in unforeseen ways, there is an increased risk that the model assumptions and data inputs for our models are not representative of the most recent market conditions. Under such circumstances, we must rely on management judgment to make adjustments or overrides to our models. A formal model update is typically an extensive process that involves basic research, testing, independent validation and production implementation. In a rapidly changing environment, it may not be possible to update existing models quickly enough to properly account for the most recently available data and events. Management adjustments to modeled results are applied within the confines of the governance structure provided by a combination of our model risk management team and our management-level risk committees.
If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management decisions, including decisions affecting loan purchases, management of credit losses, guaranty fee pricing, and asset and liability management. Any of these decisions could adversely affect our business, results of operations, liquidity, net worth and

Fannie Mae 2018 Form 10-K	36

Risk Factors

financial condition. Furthermore, strategies we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable.
Liquidity and Funding Risk
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
A reduction in our credit ratings could materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Credit ratings on our senior unsecured debt, as well as the credit ratings of the U.S. government, are primary factors that could affect our borrowing costs and our access to the debt capital markets. Credit ratings on our debt are subject to revision or withdrawal at any time by the rating agencies. Actions by governmental entities impacting the support we receive from Treasury could adversely affect the credit ratings on our senior unsecured debt. As of December 31, 2018, our long-term debt was rated “AA+” by Standard & Poor’s Ratings Services (“S&P”), “Aaa” by Moody’s Investors Services (“Moody’s”) and “AAA” by Fitch Ratings Limited (“Fitch”).
Because we rely on the U.S. government for capital support, in recent years, when a rating agency has taken an action relating to the U.S. government’s credit rating, they have taken a similar action relating to our ratings at approximately the same time. S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government. As a result, if a future government shutdown or other event results in downgrades of the government’s credit rating, our credit ratings may be similarly downgraded. We currently cannot predict whether one or more of these rating agencies will downgrade our debt ratings in the future, nor can we predict the potential impact.
A reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our derivative contracts. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”

Fannie Mae 2018 Form 10-K	37

Risk Factors

Market and Industry Risk
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
Spread risk can result from changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Changes in market conditions, including changes in interest rates, liquidity, prepayment and default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in spreads. Changes in mortgage spreads have contributed to significant volatility in our financial results in certain periods, due to fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings, and this could occur again in a future period. Changes in mortgage spreads could cause significant fair value losses, and could adversely affect our near-term financial results and net worth. We do not actively manage or hedge our spread risk after we purchase mortgage assets, other than through asset monitoring and disposition.
Uncertainty relating to the determination of LIBOR and the potential phasing out of LIBOR after 2021 may adversely affect our results of operations, financial condition, liquidity and net worth.
We routinely engage in transactions involving financial instruments, such as the purchase of loans, securities or derivatives indexed to LIBOR and the sale of LIBOR-indexed securities. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustain LIBOR to submit rate quotations after 2021. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021.
Efforts are underway to identify and transition to a set of alternative reference rates. The transition may lead to disruption, including yield volatility on LIBOR-based securities. In addition, our use of an alternative reference rate may be subject to judicial challenges. If LIBOR ceases or changes in a manner that causes regulators or market participants to question its viability, financial instruments indexed to LIBOR could experience disparate outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and a host of other factors. There can be no assurance that legislative or regulatory actions will dictate what happens if LIBOR ceases or is no longer viable. In addition, while the ARRC was created to identify best practices for market participants regarding alternative interest rates, there can be no assurance that broadly adopted industry practices will develop. Divergent industry or market participant actions could result after LIBOR is no longer available or viable. It is uncertain what effect any divergent industry practices will have on the performance of financial instruments, including ones that we own or have issued. Additionally, if an alternative method or index to LIBOR is selected, there can be no assurance that the alternative method or index will yield the same or similar economic

Fannie Mae 2018 Form 10-K	38

Risk Factors

results over the lives of the financial instruments. These developments could have a material impact on us, adjustable-rate mortgage borrowers, investors, and our customers and counterparties. This could result in losses, reputational damage, litigation or costs, or otherwise adversely affect our business, financial condition, liquidity, net worth or results of operations.
Our business and financial results are affected by general economic conditions, particularly home prices and employment trends, and a deterioration of economic conditions or the financial markets may materially adversely affect our results of operations, net worth and financial condition.
Our business is significantly affected by the status of the U.S. economy, particularly home prices and employment trends. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or the financial markets could materially adversely affect our results of operations, net worth and financial condition. At this point in time, it remains unknown what impact, if any, the recent government shutdown will have on the U.S. economy. For example, it is possible that another government shutdown could significantly dampen homebuying activity and negatively impact home prices. In general, if home prices decrease, or the unemployment rate increases, it could result in significantly higher levels of credit losses and credit-related expense.
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
Volatility or uncertainty in global political conditions also can significantly affect economic conditions and the financial markets. Currently, there is elevated uncertainty around several unresolved global political events, including the United Kingdom’s exit from the European Union and ongoing international trade negotiations, that could impact the financial markets. We describe above the risks to our business posed by changes in interest rates and changes in spreads. In addition, as described above, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
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
Mortgage interest rates also affect our business volume. Rising interest rates generally result in fewer mortgage originations, particularly for refinances. An increase in interest rates, particularly if the increase is sudden and steep, could significantly reduce our business volume. Significant reductions in our business volume could adversely affect our results of operations and financial condition. The Federal Reserve has raised the target range for the federal funds rate nine times between December 2015 and December 2018. In January 2019, the Federal Reserve stated that, in light of global economic and financial developments and muted inflation pressures, it will be patient as it determines what future adjustments to the target range for the federal funds rate may be appropriate. In determining the timing and size of future adjustments, it will assess realized and expected economic conditions relative to its employment and inflation objectives. This assessment will consider a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation. Moreover, the Federal Reserve’s federal funds rate path is not the only factor that affects long-term interest rates. Accordingly, our business remains subject to the risk of sudden and steep interest rate increases.
The cap on mortgage interest deductions and other recent changes in tax laws may also adversely affect housing demand, home prices or other housing or mortgage market conditions, which could impact our business volumes and adversely affect our results of operations, net worth and financial condition.
The Federal Reserve’s balance sheet normalization program could adversely affect our business, results of operations, financial condition, liquidity and net worth.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in January 2014 and concluded its asset purchase program in October 2014. From October 2014 through September 2017, the Federal Reserve maintained a policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities; therefore, it continued to purchase a significant amount of agency mortgage-backed securities. In October 2017, the Federal Reserve initiated a balance sheet normalization program. Under this program, the Federal Reserve’s securities holdings will be gradually reduced by decreasing reinvestment of principal payments from those securities. In January 2019, the Federal Reserve revised its earlier guidance regarding conditions under which it could adjust the details of its balance sheet normalization program. It stated that it is prepared to adjust balance sheet normalization in light of economic and financial developments. We expect the Federal Reserve’s balance sheet normalization program likely will result, in the longer term, in increases in mortgage interest rates and a widening of mortgage spreads, which could adversely affect our

Fannie Mae 2018 Form 10-K	39

Risk Factors

business volume and reduce demand for Fannie Mae MBS. If this occurs, it could adversely affect our business, results of operations, financial condition, liquidity and net worth.
Legal, Regulatory and Other Risks
Our business and financial results could be materially adversely affected by legal or regulatory proceedings.
We are a party to various claims and other legal proceedings. We are periodically involved in government investigations. We may be required to establish accruals and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations or proceedings, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Any legal proceeding or governmental investigation, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses.
Developments in, outcomes of, impacts of, and costs, expenses, settlements and judgments related to these legal proceedings and government investigations may differ from our expectations and exceed any amounts for which we have accrued or require adjustments to such accruals. In addition, responding to these matters could divert significant internal resources away from managing our business.
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
Changes to financial regulations could affect our business directly or indirectly if they affect our customers and counterparties. Changes in regulations applicable to U.S. banks could also affect our business, as U.S. banks purchase a large amount of our debt securities and MBS. New or revised liquidity or capital requirements applicable to U.S. banks could materially affect demand by those banks for our debt securities and MBS in the future.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition, results of operations and cash flows. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. In addition, FHFA provides guidance that affects our adoption or implementation of financial accounting or reporting standards. These changes can be difficult to predict and expensive to implement, and can materially impact how we record and report our financial condition, results of operations and cash flows. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance, such as the CECL standard, could have a material adverse effect on our financial results or net worth and result in or contribute to the need for additional draws from Treasury under the senior preferred stock purchase agreement.
In many cases, our accounting policies and methods, which are fundamental to how we report our financial condition and results of operations, require management to make judgments and estimates about matters that are inherently uncertain. Management also relies on models in making these estimates.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in applying many of these accounting policies and methods so that they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the appropriate accounting policy or method from two or more alternatives, any of which might be reasonable under the circumstances but might affect the amounts of assets, liabilities, revenues and expenses that we report. See “Note 1, Summary of Significant Accounting Policies” for a description of our significant accounting policies.
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

Fannie Mae 2018 Form 10-K	40

Risk Factors

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
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition, liquidity or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources. For example, we could be affected by:

•
Legislative or regulatory changes that expand our or our servicers’ responsibility and liability for securing, maintaining or otherwise overseeing vacant properties prior to foreclosure, which could increase our costs.

•
State laws and court decisions granting new or expanded priority rights over our mortgages to homeowners associations or through initiatives that provide a lien priority to loans used to finance energy efficiency or similar improvements, which could adversely affect our ability to recover our losses on affected loans.

•
Legal challenges relating to MERSCORP Holdings, Inc. and the MERS® System (an electronic registry widely used to track servicing rights and ownership of loans in the United States), which could negatively affect our ability to use the MERS System and adversely affect our ability to enforce our rights with respect to the large portion of our loans that are registered and tracked in the MERS System. These challenges could result in court decisions that increase the costs and time it takes to record loans or foreclose on loans.

In addition, as described above, our business could be materially adversely affected by legislative and regulatory actions relating to housing finance reform or the financial services industry, or by legal or regulatory proceedings.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
We own or lease six office facilities in the Washington, DC metropolitan area with a total square footage of approximately 2,770,000 square feet, including our principal office at 1100 15th St, NW, Washington, DC, which is leased.
We also lease approximately 448,000 square feet of office space in other regional locations in the United States, including in Plano, Texas.
We sold three Northern Virginia office facilities in September 2018. We currently occupy these three facilities pursuant to lease arrangements. We expect the total square footage we lease to decrease following the completion of upcoming office moves in Northern Virginia.
Item 3.  Legal Proceedings
This item describes our material legal proceedings. We describe additional material legal proceedings in “Note 16, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal

Fannie Mae 2018 Form 10-K	41

Legal Proceedings

claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. Some of the lawsuits also challenge the constitutionality of FHFA’s structure. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending or were terminated after September 30, 2018 are as follows:
District of Columbia. Fannie Mae is a defendant in four cases pending in the U.S. District Court for the District of Columbia—a consolidated putative class action and three additional cases. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in three of these cases (including the consolidated class action), except for their claims for breach of an implied covenant of good faith and fair dealing. In the fourth case, which was filed on May 21, 2018, defendants filed a motion to dismiss the case on July 12, 2018. All four cases are described in “Note 16, Commitments and Contingencies.”
Southern District of Texas. On October 20, 2016, preferred and common stockholders filed a complaint against FHFA and Treasury in the U.S. District Court for the Southern District of Texas. On May 22, 2017, the court dismissed the case. On July 16, 2018, the U.S Court of Appeals for the Fifth Circuit affirmed the dismissal, and on November 15, 2018 the Fifth Circuit granted plaintiffs’ and FHFA’s petitions for rehearing en banc.
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
Eastern District of Pennsylvania. On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018.
U.S. Court of Federal Claims. Numerous cases are pending against the United States in the U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in three of these cases: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; and Perry Capital LLC v. United States of America, filed on August 15, 2018. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter and Perry Capital plaintiffs are pursing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. The Perry Capital plaintiffs allege similar breach of contract claims, as well as breach of fiduciary duty claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter and Perry Capital seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher and Rafter cases on August 1, 2018.
District of Delaware. Fannie Mae is a nominal defendant in Jacobs v. FHFA, filed on August 17, 2015 against FHFA and Treasury in the U.S. District Court for the District of Delaware. Plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements violate Delaware law. Plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae and directly against the government. The court dismissed the case on November 27, 2017, and plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit on December 22, 2017. On November 14, 2018, the U.S. Court of Appeals for the Third Circuit affirmed the district court’s dismissal.
LIBOR Lawsuit
On October 31, 2013, Fannie Mae filed a lawsuit in the U.S. District Court for the Southern District of New York against Barclays Bank PLC, UBS AG, The Royal Bank of Scotland Group PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, Credit Suisse Group AG, Credit Suisse International, Bank of America Corp., Bank of America, N.A., Citigroup Inc., Citibank, N.A., J.P. Morgan Chase & Co., J.P. Morgan Chase Bank, N.A., Coöperative Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), the British Bankers Association (the “BBA”) and BBA LIBOR Ltd. alleging they manipulated LIBOR. On October 6, 2014, Fannie Mae filed an amended complaint alleging, among other things, that the banks submitted false borrowing costs to the BBA in order to suppress LIBOR. The amended complaint seeks compensatory and punitive damages based on claims for breach of contract, breach of the implied duty of good faith and fair dealing, unjust enrichment, fraud and conspiracy to commit fraud. The defendants filed motions to dismiss the lawsuit, which the court granted in part and denied in part on August 4, 2015. The court ruled that Fannie Mae had adequately pled fraud, breach of contract and unjust enrichment claims against

Fannie Mae 2018 Form 10-K	42

Legal Proceedings

most defendants, but that the applicable statute of limitations periods precluded some contract and unjust enrichment claims from proceeding. The court dismissed the BBA, Rabobank, and Credit Suisse Group AG from the lawsuit on personal jurisdiction grounds.
Item 4.  Mine Safety Disclosures
None.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.” Over-the-counter market quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., and its address is P.O. Box 50500, Louisville, KY 40233 or, for overnight correspondence, 462 South 4th Street, Suite 1600, Louisville, KY 40202.
Holders
As of January 31, 2019, we had approximately 9,000 registered holders of record of our common stock. In addition, as of January 31, 2019, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Equity Compensation Plan Information
As of December 31, 2018, we had no outstanding options, warrants or rights under any equity compensation plan. Although we have a legacy equity compensation plan that was previously approved by shareholders, our 1985 Employee Stock Purchase Plan, we do not anticipate issuing additional shares under that plan. Moreover, we are prohibited from issuing any stock or other equity securities as compensation without the approval of FHFA and the prior written consent of Treasury under the senior preferred stock purchase agreement.
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended December 31, 2018, we did not sell any equity securities.
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

Fannie Mae 2018 Form 10-K	43

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Disclosure about our obligations pursuant to the MBS we issue, some of which may be off-balance sheet obligations, can be found at www.fanniemae.com/mbsdisclosure. From this address, investors can access information and documents about our MBS, including prospectuses and related prospectus supplements.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2018.

Fannie Mae 2018 Form 10-K	44

Selected Financial Data

Item 6.  Selected Financial Data
The selected consolidated financial data displayed below are summarized from our results of operations for the five-year period ended December 31, 2018, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. Our results of operations for any one period are not necessarily indicative of the results to be expected in any other period. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes, “MD&A” and “Risk Factors.”

	For the Year Ended December 31,
	2018		2017		2016		2015		2014
	(Dollars in millions)
Statement of operations data:
Net revenues(1)	$21,930		$22,960		$22,261		$22,757		$25,855
Net income attributable to Fannie Mae	15,959		2,463		12,313		10,954		14,208
New business purchase data:
New business purchases(2)	$512,023		$569,616		$637,425		$515,541		$409,834
Performance ratios:
Net interest yield(3)	0.63%		0.64%		0.67%		0.68%		0.63%
Credit (income) loss ratio (in basis points):(4)
Single-family	8.5	bps	10.2	bps	11.6	bps	35.8	bps	18.3	bps
Multifamily	0.6		(0.7)		(0.2)		(2.7)		(0.3)

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Balance sheet data:
Investments in securities	$45,296	$39,522	$48,925	$60,138	$62,158
Mortgage loans, net of allowance	3,249,395	3,178,525	3,079,753	3,019,644	3,019,494
Total assets	3,418,318	3,345,529	3,287,968	3,221,917	3,248,176
Short-term debt	24,896	33,756	35,579	71,950	106,572
Long-term debt	3,367,024	3,296,298	3,226,737	3,125,721	3,115,583
Total liabilities	3,412,078	3,349,215	3,281,897	3,217,858	3,244,456
Senior preferred stock	120,836	117,149	117,149	117,149	117,149
Preferred stock	19,130	19,130	19,130	19,130	19,130
Total Fannie Mae stockholders’ equity (deficit)	6,240	(3,686)	6,071	4,030	3,680
Net worth surplus (deficit)	6,240	(3,686)	6,071	4,059	3,720

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Book of business data:
Guaranty book of business(5)	$3,269,152	$3,211,858	$3,134,005	$3,076,556	$3,089,174
Credit quality:
Total troubled debt restructurings on accrual status	$98,375	$110,130	$127,494	$140,964	$145,294
Total nonaccrual loans(6)	32,150	47,369	44,450	49,412	64,959
Loss reserves(7)	(14,252)	(19,400)	(23,835)	(28,590)	(36,787)
Loss reserves as a percentage of guaranty book of business:
Single-family	0.49%	0.65%	0.83%	1.00%	1.28%
Multifamily	0.08	0.09	0.08	0.12	0.20

Fannie Mae 2018 Form 10-K	45

Selected Financial Data

(1)	Consists of net interest income and fee and other income.

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

(5)
Refers to the sum of the unpaid principal balance of: (a) Fannie Mae MBS outstanding; (b) mortgage loans of Fannie Mae; and (c) other credit enhancements that we provide on mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

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

(7)	Consists of our allowance for loan losses and reserve for guaranty losses.

Fannie Mae 2018 Form 10-K	46

MD&A | Key Market Economic Indicators

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A in conjunction with our consolidated financial statements as of December 31, 2018 and related notes to the consolidated financial statements.
Key Market Economic Indicators

Below we discuss how certain macroeconomic conditions can significantly influence our business and financial results.
Interest Rates
Selected Benchmark Interest Rates(1)
(As of period end)

——— 3-month LIBOR	——— 2-year swap rate	——— 10-year swap rate
——— 10-year Treasury rate	——— 30-year Fannie Mae MBS par coupon rate

(1)	According to Bloomberg.
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

•
Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our modified loans, which increases the impairment on these loans and results in increases in the provision for credit losses. Conversely, decreases in mortgage interest rates tend to shorten the expected lives of our modified loans, which reduces the impairment on these loans and results in decreases in the provision for credit losses.

Fannie Mae 2018 Form 10-K	47

MD&A | Key Market Economic Indicators

Housing and Mortgage Market
Home Prices

We expect home prices on a national basis to continue to grow in 2019, but at a more moderate pace than in 2018. If the government partially shuts down again and it significantly dampens homebuying activity in the second quarter, home prices will be negatively impacted. We also expect significant regional variation in the timing and rate of home price growth.

How home prices can affect our financial results

•
Actual and forecasted home prices impact our provision or benefit for credit losses.
•
Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency and default rates.
•
As home prices increase, the severity of losses we incur on defaulted loans that we hold or guarantee decreases because the amount we can recover from the properties securing the loans increases. Decreases in home prices increase the losses we incur on defaulted loans.

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
Housing Activity

Overall Housing Activity

Overall housing activity was mixed in 2018 compared with 2017. Single-family housing starts, which account for the largest share of residential construction activity, increased 3.6% to a rate of 879,000 units through November 2018, whereas multifamily housing starts increased 8.7%. Total existing home sales of 5.3 million units in 2018 represent a decrease of 3.1% from 2017, compared with a 1.1% increase in 2017 from 2016, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short sales,” (together, “distressed sales”) accounted for 2% of existing home sales in December 2018, compared with 5% in December 2017.

(1) According to U.S. Census Bureau and subject to revision. Data for 2018 are average seasonally adjusted annualized rates through November 2018, the most recent period for which data are available.
How housing activity can affect our financial results

•
Homebuilding has typically been a leading indicator of broader economic indicators, such as GDP and the unemployment rate. Residential construction activity tends to soften prior to a weakness in the broader economy and can improve prior to a recovery in broader economic activity. Broader economic indicators can affect several

Fannie Mae 2018 Form 10-K	48

MD&A | Key Market Economic Indicators

mortgage market factors including the demand for both single-family and multifamily housing and the level of loan delinquencies.

•	Fewer housing starts results in fewer properties being available for purchase, which can lower the volume of originations in the mortgage market.

•
Construction activity can also contribute to credit losses. When the pace of construction does not meet demand, the resulting growth in home prices can increase the risk profile of new purchase money mortgage loans and increase the risk of default if home prices subsequently decline. Reduced construction may also coincide with a broader deterioration in housing conditions, which may result in higher future delinquencies and greater losses on defaulted loans.

GDP, Unemployment Rate and Personal Income

(1)	According to the U.S. Bureau of Labor Statistics and subject to revision.

(2)
Personal income growth through the third quarter of 2018 is the quarterly average of the monthly series calculated by the Federal Reserve Bank of St. Louis. Growth in the fourth quarter of 2018 is an internal estimate, based on data through November 2018, the most recent data available.

(3)	According to the U.S. Bureau of Economic Analysis and subject to revision. GDP growth reported for the fourth quarter of 2018 is based on Fannie Mae’s January 2019 forecast.
According to the U.S. Bureau of Labor Statistics as of January 2019, the economy created an estimated 2.7 million non-farm jobs in 2018 and 2.3 million non-farm jobs in 2017. In January 2019, non-farm payrolls increased by 304,000 jobs. The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time and those not looking for work, but who want to work and are available for work, declined to 7.6% in December 2018 from 8.1% in December 2017.
At this point, it remains unknown what impact, if any, the recent government shutdown will have on broad economic activity, including GDP and labor market conditions.
How GDP, the unemployment rate and personal income can affect our financial results

•
Changes in GDP, the unemployment rate and personal income can affect several mortgage market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

•	Decreases in the unemployment rate typically result in lower levels of delinquencies, which often correlate to a decrease in credit losses.

•
Slower growth or outright declines in personal income heightens the risk of delinquency by reducing homeowners’ ability to pay their mortgages. Slower income growth could also lower affordability, constraining home sales and mortgage originations.

Fannie Mae 2018 Form 10-K	49

MD&A | Consolidated Results of Operations

Consolidated Results of Operations

This section provides a discussion of our consolidated results of operations and should be read together with our consolidated financial statements, including the accompanying notes.

Summary of Consolidated Results of Operations
	For the Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Net interest income	$20,951	$20,733	$21,295	$218	$(562)
Fee and other income	979	2,227	966	(1,248)	1,261
Net revenues	21,930	22,960	22,261	(1,030)	699
Investment gains, net	952	1,522	1,256	(570)	266
Fair value gains (losses), net	1,121	(1,211)	(1,081)	2,332	(130)
Administrative expenses	(3,059)	(2,737)	(2,741)	(322)	4
Credit-related income:
Benefit for credit losses	3,309	2,041	2,155	1,268	(114)
Foreclosed property expense	(617)	(521)	(644)	(96)	123
Total credit-related income	2,692	1,520	1,511	1,172	9
TCCA fees	(2,284)	(2,096)	(1,845)	(188)	(251)
Other expenses, net	(1,253)	(1,511)	(1,028)	258	(483)
Income before federal income taxes	20,099	18,447	18,333	1,652	114
Provision for federal income taxes	(4,140)	(15,984)	(6,020)	11,844	(9,964)
Net income	$15,959	$2,463	$12,313	$13,496	$(9,850)
Total comprehensive income	$15,611	$2,257	$11,665	$13,354	$(9,408)
Net Interest Income
We have two primary sources of net interest income:

•	guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

•
the difference between interest income earned on the assets in our retained mortgage portfolio and our other investments portfolio (collectively, our “portfolios”) and the interest expense associated with the debt that funds those assets. See “Retained Mortgage Portfolio” and “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio” for more information about our portfolios.

Guaranty fees consist of two primary components:

•	base guaranty fees that we receive over the life of the loan; and

•
upfront fees that we receive at the time of loan acquisition primarily related to single-family loan level pricing adjustments and other fees we receive from lenders, which are amortized into net interest income as cost basis adjustments over the contractual life of the loan. We refer to this as amortization income.

We recognize almost all of our guaranty fee revenue in net interest income because we consolidate the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts on our consolidated balance sheets. Those guaranty fees are the primary component of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.

Fannie Mae 2018 Form 10-K	50

MD&A | Consolidated Results of Operations

The table below displays the components of our net interest income from our portfolios and our guaranty book of business.

Components of Net Interest Income
	For the Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Net interest income from portfolios(1)	$4,426	$4,340	$5,475	$86	$(1,135)
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	8,615	8,139	7,495	476	644
Base guaranty fee income related to TCCA(2)	2,284	2,096	1,845	188	251
Net amortization income	5,626	6,158	6,480	(532)	(322)
Total net interest income from guaranty book of business	16,525	16,393	15,820	132	573
Total net interest income	$20,951	$20,733	$21,295	$218	$(562)

(1)
Includes interest income from assets held in our retained mortgage portfolio and our other investments portfolio, as well as other assets used to generate lender liquidity. Also includes interest expense on our outstanding Connecticut Avenue Securities® of $1.4 billion, $1.0 billion and $617 million in 2018, 2017 and 2016, respectively.

(2)	Revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
Net interest income from portfolios:

•	Increased in 2018 compared with 2017 due to an increase in income from our other investments portfolio, primarily due to higher interest rates in 2018 compared with 2017.

•
Decreased in 2017 compared with 2016 primarily due to a decline in net interest income from our retained mortgage portfolio due to a decline in the average balance of this portfolio as we continued to reduce it. See “Retained Mortgage Portfolio” for more information.

Net interest income from base guaranty fees increased in 2018 compared with 2017 and in 2017 compared with 2016 due to:

•
An increase in the size of our guaranty book of business and loans with higher base guaranty fees comprising a larger part of our guaranty book of business in 2018 than in 2017 and in 2017 than in 2016.

Net amortization income from our guaranty book of business decreased in 2018 compared with 2017 and in 2017 compared with 2016 due to:

•
Higher interest rates in 2018 compared with 2017 and in 2017 compared with 2016, which caused loan prepayments to slow down, resulting in lower amortization of cost basis adjustments on mortgage loans of consolidated trusts and related debt.

We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheet at fair value. We recognize the difference between the initial fair value and the carrying value of these instruments as cost basis adjustments, either as premiums or discounts, in our consolidated balance sheet. We amortize these cost basis adjustments as yield adjustments over the contractual lives of the loans or debt. On a net basis, for mortgage loans and debt of consolidated trusts, we are in a premium position with respect to debt of consolidated trusts, which represents deferred income we will recognize in our consolidated statements of operations and comprehensive income as amortization income in future periods.

Fannie Mae 2018 Form 10-K	51

MD&A | Consolidated Results of Operations

Deferred Income Represented by Net Premium Position on Debt of Consolidated Trusts
(Dollars in billions)
The timing of when we recognize amortization income can vary based on a number of factors, the most significant of which is interest rates. In a rising interest rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower net amortization income. Conversely, in a declining interest rate environment, our mortgage loans tend to prepay faster, resulting in higher net amortization income.
A rising interest rate environment and possible decreases in our retained mortgage portfolio could result in a decrease in our net interest income in 2019.
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield
	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$149,878	$6,641	4.43%	$186,216	$7,726	4.15%	$228,786	$9,376	4.10%
Mortgage loans of consolidated trusts	3,083,060	107,964	3.50	2,966,541	100,593	3.39	2,838,453	95,266	3.36
Total mortgage loans(1)	3,232,938	114,605	3.54	3,152,757	108,319	3.44	3,067,239	104,642	3.41
Mortgage-related securities	10,744	440	4.10	12,984	450	3.47	21,430	875	4.08
Non-mortgage-related securities(2)	55,809	1,126	1.99	55,778	591	1.06	54,355	261	0.48
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,338	742	1.96	37,369	373	1.00	27,917	141	0.51
Advances to lenders	4,102	136	3.27	4,506	123	2.73	4,583	102	2.23
Total interest-earning assets	$3,340,931	$117,049	3.50%	$3,263,394	$109,856	3.37%	$3,175,524	$106,021	3.34%
Interest-bearing liabilities:
Short-term funding debt	$25,835	$(464)	1.77%	$29,651	$(246)	0.83%	$51,270	$(202)	0.39%
Long-term funding debt	200,478	(4,557)	2.27	253,138	(5,287)	2.09	292,165	(6,329)	2.17
Connecticut Avenue Securities® (“CAS”)	24,247	(1,391)	5.74	19,631	(1,006)	5.12	13,780	(617)	4.48
Total debt of Fannie Mae	250,560	(6,412)	2.56	302,420	(6,539)	2.16	357,215	(7,148)	2.00
Debt securities of consolidated trusts held by third parties	3,084,846	(89,686)	2.91	2,969,238	(82,584)	2.78	2,835,233	(77,578)	2.74
Total interest-bearing liabilities	$3,335,406	$(96,098)	2.88%	$3,271,658	$(89,123)	2.72%	$3,192,448	$(84,726)	2.65%
Net interest income/net interest yield		$20,951	0.63%		$20,733	0.64%		$21,295	0.67%

Fannie Mae 2018 Form 10-K	52

MD&A | Consolidated Results of Operations

(1)
Average balance includes mortgage loans on nonaccrual status. A single-family loan is placed on nonaccrual status when the payment of principal or interest on the loan is 60 days or more past due. A multifamily loan is placed on nonaccrual status when the loan becomes 90 days or more past due according to its contractual terms or is deemed individually impaired. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $466 million, $942 million and $1.3 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes cash equivalents.
The table below displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Rate/Volume Analysis of Changes in Net Interest Income
	2018 vs. 2017			2017 vs. 2016
	Total Variance	Variance Due to:(1)		Total Variance	Variance Due to:(1)
		Volume	Rate		Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(1,085)	$(1,584)	$499	$(1,650)	$(1,765)	$115
Mortgage loans of consolidated trusts	7,371	4,022	3,349	5,327	4,335	992
Total mortgage loans	6,286	2,438	3,848	3,677	2,570	1,107
Mortgage-related securities	(10)	(86)	76	(425)	(315)	(110)
Non-mortgage-related securities(2)	535	—	535	330	7	323
Federal funds sold and securities purchased under agreements to resell or similar arrangements	369	—	369	232	60	172
Advances to lenders	13	(12)	25	21	(2)	23
Total interest income	$7,193	$2,340	$4,853	$3,835	$2,320	$1,515
Interest expense:
Short-term funding debt	$(218)	$35	$(253)	$(44)	$111	$(155)
Long-term funding debt	730	1,168	(438)	1,042	822	220
CAS debt	(385)	(255)	(130)	(389)	(290)	(99)
Total debt of Fannie Mae	127	948	(821)	609	643	(34)
Debt securities of consolidated trusts held by third parties	(7,102)	(3,295)	(3,807)	(5,006)	(3,790)	(1,216)
Total interest expense	$(6,975)	$(2,347)	$(4,628)	$(4,397)	$(3,147)	$(1,250)
Net interest income	$218	$(7)	$225	$(562)	$(827)	$265

(1)	Combined rate/volume variances are allocated between rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees and other miscellaneous income. Fee and other income decreased in 2018 compared with 2017, and increased in 2017 compared with 2016, primarily due to $975 million of income in 2017 resulting from a settlement agreement resolving legal claims related to private-label securities we purchased.
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale (“AFS”) securities, sale of loans, gains and losses recognized on the consolidation and deconsolidation of securities, net other-than-temporary impairments recognized on our investments, and lower of cost or fair value adjustments on HFS loans. Investment gains, net decreased during 2018 compared with 2017 primarily due to lower gains from the sale of HFS loans driven by a decline in average sales prices. Investment gains, net were higher in 2017 compared with 2016 due to higher gains from the sale of HFS loans driven primarily by overall higher sales volumes.
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

Fannie Mae 2018 Form 10-K	53

MD&A | Consolidated Results of Operations

serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our consolidated financial statements.
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(1,061)	$(889)	$(1,125)
Net change in fair value during the period	1,133	316	(4)
Total risk management derivatives fair value gains (losses), net	72	(573)	(1,129)
Mortgage commitment derivatives fair value gains (losses), net	324	(603)	288
Credit enhancement derivatives fair value gains, net	26	(9)	6
Total derivatives fair value gains (losses), net	422	(1,185)	(835)
Trading securities gains, net	126	190	28
CAS debt fair value gains (losses), net	208	(297)	(645)
Other, net(1)	365	81	371
Fair value gains (losses), net	$1,121	$(1,211)	$(1,081)

(1)	Consists of fair value gains and losses on non-CAS debt and mortgage loans.
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
The primary factors that may affect the fair value of our risk management derivatives include the following:

•
Changes in interest rates: Our primary derivative instruments are interest-rate swaps, including pay-fixed and receive-fixed interest-rate swaps. Pay-fixed swaps decrease in value and receive-fixed swaps increase in value as swap rates decrease (with the opposite being true when swap rates increase). Because the composition of our pay-fixed and receive-fixed derivatives varies across the yield curve, different yield curve changes (that is, parallel, steepening or flattening) will generate different gains and losses.

•
Changes in our derivative activity: The mix and balance of our derivative portfolio changes from period to period as we enter into or terminate derivative instruments to respond to changes in interest rates and changes in the balances and modeled characteristics of our assets and liabilities. Changes in the composition of our derivative portfolio affect the derivative fair value gains and losses we recognize in a given period.

Additional factors that affect the fair value of our risk management derivatives include implied interest rate volatility and the time value of purchased or sold options, among other factors.
We recognized total risk management derivatives fair value gains in 2018 primarily as a result of an increase in the fair value of our interest rate swaps due to an increase in interest rates during the year. These gains were partially offset by interest expense accruals on interest rate swaps in 2018.
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

Fannie Mae 2018 Form 10-K	54

MD&A | Consolidated Results of Operations

losses were offset by an increase in the total fair value of our pay-fixed derivatives in the second half of 2016 due to an increase in longer-term swap rates during the period.
Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our interest rate risk profile and in conjunction with the other mark-to-market gains and losses presented in the table above. We are actively considering electing a hedge accounting program in the future to reduce volatility in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. For additional information on our use of derivatives to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Interest Rate Risk Management.”
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
We recognized fair value gains on our mortgage commitments in 2018 primarily due to gains on commitments to sell mortgage-related securities driven by decreases in prices as interest rates increased during most commitment periods throughout 2018.
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
CAS Debt Fair Value Gains (Losses), Net
We enter into credit risk transfer transactions, including the issuance of CAS debt, in order to reduce the economic risk to us and to taxpayers of future borrower defaults. CAS debt we issued prior to 2016 is reported at fair value as “Debt of Fannie Mae” in our consolidated balance sheets. CAS debt issued subsequent to 2016 is not accounted for in a manner that generates fair value gains and losses.
We recognized fair value gains on CAS debt reported at fair value in 2018 primarily due to widening spreads between CAS yields and LIBOR.
We recognized fair value losses on CAS debt reported at fair value in 2017 and 2016 primarily due to tightening spreads between CAS yields and LIBOR.
For further discussion of our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”
Administrative Expenses
Administrative expenses include salaries and employee benefits, professional services, occupancy and other miscellaneous expenses. Administrative expenses increased in 2018 compared with 2017, primarily due to an increase in professional services expense in support of our business resiliency activities and additional severance costs.
Administrative expenses in 2017 were flat compared with 2016.
Credit-Related Income (Expense)
Credit-related income or expense consists of our benefit or provision for credit losses and foreclosed property income or expense.
We record a provision for credit losses and establish loss reserves for losses that we believe have been incurred and will eventually be realized over time in our consolidated financial statements. Our loss reserves, which include our allowance for loan losses and reserve for guaranty losses, provide for an estimate of credit losses incurred in our guaranty book of business,

Fannie Mae 2018 Form 10-K	55

MD&A | Consolidated Results of Operations

including concessions we granted borrowers upon modification of their loans. When we reduce our loss reserves, we recognize a benefit for credit losses.
Our credit-related income or expense can vary substantially from period to period based on a number of factors such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, the overall size of our allowance, events such as natural disasters, the types and volume of our loss mitigation activities, the volume of foreclosures completed, and redesignations of loans from HFI to HFS. In addition, our credit-related income or expense and our loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
While the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS has been a significant driver of credit-related income in recent periods, we may see a reduced impact from this activity in the future to the extent the population of loans we are considering for redesignation declines. Further, our implementation of the CECL standard on January 1, 2020 may introduce volatility in our results thereafter as credit-related income or expense will include expected lifetime losses and thus become more sensitive to fluctuations in the factors detailed above.
Benefit for Credit Losses
The table below provides quantitative analysis of the drivers of our single-family benefit for credit losses for the periods presented. Many of the drivers that contribute to our benefit or provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table does not display our multifamily benefit or provision for credit losses as the amounts for all periods presented were less than $100 million.

Components of Benefit for Credit Losses
	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in billions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$0.8	$(0.9)	$0.5
Redesignation of HFI loans to HFS loans	1.9	1.1	0.2
Actual and forecasted home prices	1.2	1.7	2.1
Actual and projected interest rates	(0.8)	(0.4)	(0.7)
Other(2)	0.2	0.6	*
Total single-family benefit for credit losses	$3.3	$2.1	$2.1

*	Represents less than $50 million.

(1)
Primarily consists of changes in the allowance due to loan delinquency, loan liquidations, new troubled debt restructurings, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). The 2017 amount includes our estimate of incurred losses resulting from the 2017 hurricanes.

(2)	Primarily consists of the impact of model and assumption changes and changes in the reserve for guaranty losses that are not separately included in the other components.
The primary factors that impacted our benefit for credit losses in 2018 were:

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

The following factors impacted our benefit for credit losses in 2017:

•	We recognized a benefit for credit losses due to higher actual and forecasted home prices in the year.

•	In addition, we recognized a benefit from the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS during the year.

•	This was partially offset by the estimate of incurred losses from the 2017 hurricanes.

Fannie Mae 2018 Form 10-K	56

MD&A | Consolidated Results of Operations

We recognized a benefit for credit losses in 2016 primarily due to an increase in home prices including distressed property valuations.
TCCA Fees
Pursuant to the TCCA, in 2012 FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our consolidated financial statements.
TCCA fees increased in 2018 compared with 2017, and in 2017 compared with 2016, as our book of business subject to the TCCA continued to grow in each period. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
Federal Income Taxes
We recognized a provision for federal income taxes of $4.1 billion in 2018, $16.0 billion in 2017 and $6.0 billion in 2016. The decrease in the provision for federal income taxes in 2018 as compared to 2017 was primarily the result of the effects of the Tax Act, which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The provision for federal income taxes in 2017 reflects a charge of $9.9 billion that resulted from the remeasurement of our deferred tax assets in the fourth quarter of 2017 resulting from the enactment of the Tax Act.
Our effective tax rates were 20.6% in 2018, 86.6% in 2017 and 32.8% in 2016. Our effective tax rates for the years 2018, 2017 and 2016 were impacted by the benefits of our investments in housing projects eligible for low-income housing tax credits. In addition, our effective tax rate for the year ended December 31, 2017 was different from the federal statutory corporate tax rate due to the increase in the provision for federal income taxes driven by the remeasurement of our deferred tax assets discussed above. See “Note 9, Income Taxes” for additional information on our income taxes.

Fannie Mae 2018 Form 10-K	57

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis

This section provides a discussion of our consolidated balance sheets and should be read together with our consolidated financial statements, including the accompanying notes.

Summary of Consolidated Balance Sheets
	As of December 31,
	2018	2017	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$58,495	$51,580	$6,915
Restricted cash	23,866	28,150	(4,284)
Investments in securities(1)	45,296	39,522	5,774
Mortgage loans:
Of Fannie Mae	120,717	167,793	(47,076)
Of consolidated trusts	3,142,881	3,029,816	113,065
Allowance for loan losses	(14,203)	(19,084)	4,881
Mortgage loans, net of allowance for loan losses	3,249,395	3,178,525	70,870
Deferred tax assets, net	13,188	17,350	(4,162)
Other assets	28,078	30,402	(2,324)
Total assets	$3,418,318	$3,345,529	$72,789
Liabilities and equity (deficit)
Debt:
Of Fannie Mae	$232,074	$276,752	$(44,678)
Of consolidated trusts	3,159,846	3,053,302	106,544
Other liabilities	20,158	19,161	997
Total liabilities	3,412,078	3,349,215	62,863
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock	120,836	117,149	3,687
Other net deficit	(114,596)	(120,835)	6,239
Total equity (deficit)	6,240	(3,686)	9,926
Total liabilities and equity (deficit)	$3,418,318	$3,345,529	$72,789

(1)
Includes $35.5 billion as of December 31, 2018 and $29.2 billion as of December 31, 2017 of U.S. Treasury securities that are included in our other investments portfolio, which we present in the “Other Investments Portfolio” table in “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio.”

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

Fannie Mae 2018 Form 10-K	58

MD&A | Consolidated Balance Sheet Analysis

Summary of Mortgage-Related Securities at Fair Value
	As of December 31,
	2018	2017	2016
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$3,264	$5,995	$7,323
Other agency	3,759	1,475	2,605
Alt-A and subprime private-label securities	1,897	1,767	3,345
CMBS	—	24	1,580
Mortgage revenue bonds	435	672	1,293
Other mortgage-related securities	350	367	462
Total	$9,705	$10,300	$16,608
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of December 31, 2018 and 2017.
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of December 31, 2018 compared with December 31, 2017 primarily driven by:

•
an increase in mortgage loans of consolidated trusts due to acquisitions outpacing liquidations, partially offset by a reduction in loans of Fannie Mae due to sales of nonperforming and reperforming loans; and

•	a decrease in our allowance for loan losses primarily driven by the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Debt
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. Debt of Fannie Mae is the primary means of funding our mortgage purchases. Debt of Fannie Mae also includes CAS debt, which we issued in connection with our transfer of mortgage credit risk. We provide a comparison of the mix between our outstanding short-term and long-term debt and a summary of the activity of the debt of Fannie Mae in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our outstanding debt.
The decrease in debt of Fannie Mae in 2018 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. The increase in debt of consolidated trusts during 2018 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity (Deficit)
The shift from a net deficit of $3.7 billion as of December 31, 2017 to net equity of $6.2 billion as of December 31, 2018 reflects:

•	our comprehensive income of $15.6 billion in 2018;

•
our receipt of $3.7 billion from Treasury during the first quarter of 2018 pursuant to the senior preferred stock purchase agreement, which eliminated our net worth deficit as of December 31, 2017; and

•	our dividend payments to Treasury of $9.4 billion in 2018.

Fannie Mae 2018 Form 10-K	59

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

•
Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of Fannie Mae-wrapped reverse mortgage securities and reverse mortgage loans as of December 31, 2018. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.

Retained Mortgage Portfolio
(Dollars in billions)

Fannie Mae 2018 Form 10-K	60

MD&A | Retained Mortgage Portfolio

The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of December 31,
	2018	2017
	(Dollars in millions)
Single-family:
Mortgage loans(1)	$102,047	$146,316
Reverse mortgages	21,856	26,458
Mortgage-related securities:
Agency securities(2)	32,860	31,719
Fannie Mae-wrapped reverse mortgage securities	5,840	6,689
Ginnie Mae reverse mortgage securities	2,043	527
Other Fannie Mae-wrapped securities	650	3,414
Private-label and other securities(3)	3,042	2,588
Total single-family mortgage-related securities	44,435	44,937
Total single-family mortgage loans and mortgage-related securities	168,338	217,711
Multifamily:
Mortgage loans(4)	2,772	4,591
Mortgage-related securities:
Agency securities(2)	7,668	7,860
CMBS	—	24
Mortgage revenue bonds	375	597
Total multifamily mortgage-related securities	8,043	8,481
Total multifamily mortgage loans and mortgage-related securities	10,815	13,072
Total retained mortgage portfolio	$179,153	$230,783

(1)
Includes single-family loans classified as troubled debt restructurings (“TDRs”) that were on accrual status of $58.5 billion and $86.3 billion as of December 31, 2018 and 2017, respectively, and single-family loans on nonaccrual status of $24.4 billion and $33.1 billion as of December 31, 2018 and 2017, respectively.

(2)	Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped securities and Ginnie Mae reverse mortgage securities.

(3)
The increase in private-label and other securities from December 31, 2017 to December 31, 2018 was due to the dissolution in the first quarter of 2018 of a Fannie Mae-wrapped private-label securities trust. The Fannie Mae-wrapped private-label securities had been classified as other Fannie Mae-wrapped securities prior to the dissolution.

(4)
Includes multifamily loans classified as TDRs that were on accrual status of $57 million and $84 million as of December 31, 2018 and 2017, respectively, and multifamily loans on nonaccrual status of $150 million and $122 million as of December 31, 2018 and 2017, respectively.

The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury, as described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.” Our retained mortgage portfolio is below the final $250.0 billion cap under the senior preferred stock purchase agreement that became effective on December 31, 2018. We expect our retained mortgage portfolio to remain below the $225.0 billion cap directed by FHFA. Its size may fluctuate as a result of our activities to support lender liquidity.
Our retained mortgage portfolio decreased by 22% in 2018 due to liquidations and sales from our loss mitigation and other portfolios, which outweighed purchases of loans in 2018.
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

Fannie Mae 2018 Form 10-K	61

MD&A | Retained Mortgage Portfolio

cover losses associated with delinquent loans; and general market conditions. The weight we give to these factors changes depending on market circumstances and other factors.
The cost of purchasing most delinquent loans from single-family Fannie Mae MBS trusts and holding them in our retained mortgage portfolio is currently less than the cost of advancing delinquent payments to security holders. We generally purchase loans from single-family MBS trusts as they become four or more consecutive monthly payments delinquent. During 2018, we purchased delinquent loans with an unpaid principal balance of $16.2 billion from our single-family MBS trusts. We expect to continue purchasing loans from single-family MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio requirements.
For our multifamily MBS trusts, we typically exercise our option to purchase a loan from the trust if the loan is delinquent with respect to four or more consecutive monthly payments, whether those payments were missed in whole or in part.
Total Book of Business

The table below displays the composition of our total book of business based on unpaid principal balance. Our single-family book of business accounted for 91% of our total book of business as of December 31, 2018 and 2017. While our total book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Composition of Total Book of Business(1)
	As of December 31,
	2018			2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Guaranty book of business(2)	$2,959,404	$309,748	$3,269,152	$2,931,356	$280,502	$3,211,858
Non-Fannie Mae mortgage securities(3)	6,698	375	7,073	4,005	621	4,626
Total book of business	$2,966,102	$310,123	$3,276,225	$2,935,361	$281,123	$3,216,484
Guaranty Book of Business Detail:
Conventional guaranty book of business(4)	$2,925,246	$308,543	$3,233,789	$2,890,908	$279,235	$3,170,143
Government guaranty book of business(5)	$34,158	$1,205	$35,363	$40,448	$1,267	$41,715

(1)
Our total book of business refers to the sum of the unpaid principal balance of: Fannie Mae MBS outstanding; mortgage loans of Fannie Mae; non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio; and other credit enhancements that we provide on mortgage assets.

(2)
Includes other single-family Fannie Mae guaranty arrangements of $1.6 billion and $1.8 billion as of December 31, 2018 and 2017, respectively, and other multifamily Fannie Mae guaranty arrangements of $12.3 billion and $12.4 billion as of December 31, 2018 and 2017, respectively. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae, mortgage revenue bonds, Alt-A and subprime private-label securities, and CMBS.

(4)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(5)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
Business Segments

We conduct business in the U.S. residential mortgage markets and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding was estimated to be approximately $12.2 trillion as of September 30, 2018 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 26% of total U.S. residential mortgage debt outstanding as of September 30, 2018.
We have two reportable business segments: Single-Family and Multifamily. The Single-Family business operates in the secondary mortgage market relating to single-family mortgage loans, which are secured by properties containing four or fewer residential dwelling units. The Multifamily business operates in the secondary mortgage market relating primarily to multifamily mortgage loans, which are secured by properties containing five or more residential units. The chart below displays the net

Fannie Mae 2018 Form 10-K	62

MD&A | Business Segments

revenues and pre-tax income for each of our business segments. Net revenues consist of net interest income and fee and other income. Pre-tax income refers to income before federal income taxes.
Business Segment Net Revenues and Pre-Tax Income
(Dollars in billions)
In this section we describe each segment’s primary business activities, customers, competitive and market conditions, business and credit metrics, and financial results. We also discuss how each segment manages mortgage credit risk. See “Note 10, Segment Reporting” for information about the total assets of each business segment and the management reporting and allocation process used to generate our segment results.
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
Single-Family Mortgage Servicing
Servicing of the mortgage loans held in our retained mortgage portfolio or backing Fannie Mae MBS is performed by mortgage servicers on our behalf. Some loans are serviced for us by the lenders that initially sold the loans to us. In other cases, our loans are serviced by third-party servicers that did not originate or sell the loans to us. For loans we own or guarantee, the lender or servicer must obtain our approval before selling servicing rights to another servicer.
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

Fannie Mae 2018 Form 10-K	63

MD&A | Single-Family Business

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
During 2018, approximately 1,200 lenders delivered single-family mortgage loans to us. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2018, our top five lender customers, in the aggregate, accounted for approximately 42% of our single-family business volume, compared with approximately 36% in 2017. Wells Fargo Bank, N.A., together with its affiliates, was the only customer that accounted for 10% or more of our single-family business volume in 2018, with approximately 19% of our 2018 single-family business volume.
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

Fannie Mae 2018 Form 10-K	64

MD&A | Single-Family Business

Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing and eligibility standards, as well as investor demand for our and our competitors’ mortgage-related securities. Our competitive environment also may be affected by many other factors, such as implementation of the Single Security Initiative or new legislation or regulations applicable to us or our customers or investors. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform,” “Business—Charter Act and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.
Our competitors for the acquisition of single-family mortgage assets are financial institutions and government agencies that manage residential mortgage credit risk or invest in residential mortgage loans, including Freddie Mac, FHA, the VA, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-guaranteed loans), the FHLBs, U.S. banks and thrifts, securities dealers, insurance companies, pension funds, investment funds and other mortgage investors. Currently, our primary competitors for the issuance of single-family mortgage-related securities are Freddie Mac and Ginnie Mae, as many private market competitors dramatically reduced or ceased their activities in the single-family secondary mortgage market following the 2008 housing crisis. However, as noted above, the nature of our primary competitors and the overall levels of competition we face could change as a result of a variety of factors, many of which are outside our control.
Single-Family Market Share
The chart below displays our market share of single-family mortgage loan acquisitions in 2018 as compared with that of our primary competitors. This acquisition market share information is based on our current estimates of the single-family first lien mortgage loans that were originated in the United States in 2018, as well as estimates of our competitors’ acquisitions based on publicly available data. Our estimates are subject to change, perhaps materially, as additional data become available. We exclude our purchase of delinquent loans from our MBS trusts in the calculation of our market share.

(1)	We estimate our single-family acquisition market share was 27% in 2017 and 28% in 2016.

Fannie Mae 2018 Form 10-K	65

MD&A | Single-Family Business

The chart below displays our market share of single-family mortgage-related securities issuances in 2018 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.

(1)	We estimate our market share of single-family mortgage-related securities issuances was 39% in both 2017 and 2016.

Fannie Mae 2018 Form 10-K	66

MD&A | Single-Family Business

Single-Family Mortgage Market
Below we present macroeconomic factors that affect the single-family mortgage market in which our Single-Family business operates. Home sales and the supply of unsold homes are indicators of the underlying demand for mortgage loans, which impacts our acquisition volumes.

Total Single-Family Home Sales and Months’ Supply of Unsold Homes (1)	Single-Family Mortgage Originations and Mortgage Debt Outstanding (2)
(Home sales units in thousands)	(Dollars in trillions)

(1)
Total existing home sales data according to National Association of REALTORS®. New single-family home sales data according to the U.S. Census Bureau. Certain previously reported data may have been changed to reflect revised historical data from one or both of these organizations. New single-family home sales data is as of November 2018, the latest date available.

(2)
2018 information is as of September 30, 2018 and is based on the Federal Reserve’s December 2018 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

Additional Factors

•	The 30-year fixed mortgage rate averaged 4.5% in 2018, compared with 4.0% in 2017, according to Freddie Mac’s Primary Mortgage Market Survey®.

•
We forecast that total originations in the U.S. single-family mortgage market in 2019 will decrease from 2018 levels by approximately 0.7%, from an estimated $1.63 trillion in 2018 to $1.61 trillion in 2019, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $461 billion in 2018 to $423 billion in 2019.

Fannie Mae 2018 Form 10-K	67

MD&A | Single-Family Business

Single-Family Business Metrics
Net revenues for our single-family business are driven by MBS we issue and the guaranty fees we charge, which we present in the charts and discussion below.
Single-Family Fannie Mae MBS Issuances, Fannie Mae MBS Outstanding and Average Guaranty Book of Business
(Dollars in billions)

(1)
Our single-family guaranty book of business consists of Fannie Mae MBS outstanding, mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on mortgage assets. It excludes non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. The average single-family guaranty book of business is calculated based on the average of all four quarters during each respective year.

Although single-family Fannie Mae MBS issuances decreased in 2018 primarily as a result of lower refinancing activity during the year, single-family Fannie Mae MBS outstanding increased as of year-end 2018, as liquidations slowed in 2018 driven by a decline in prepayments due to the rising interest rate environment.

Fannie Mae 2018 Form 10-K	68

MD&A | Single-Family Business

Average Charged Guaranty Fee on Single-Family Guaranty Book of Business and on New Single-Family Acquisitions(1)

(1)	Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
Our average charged guaranty fee on newly acquired single-family loans, net of TCCA increased in 2018 compared with 2017, primarily driven by a shift in product mix toward long-term fixed-rate products and in accordance with FHFA’s guidance to meet a minimum return on equity target based on the conservatorship capital framework.
For purposes of these disclosures, we present the sum of the average guaranty fee rate for our single-family guaranty arrangements during the period plus the recognition of any upfront cash payments over an estimated average life at the time of acquisition. For all periods presented, the methodology used to estimate average life at the time of acquisition was updated.
Single-Family Business Financial Results

	For the Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Net interest income(1)	$18,162	$18,212	$19,010	$(50)	$(798)
Fee and other income	450	1,378	521	(928)	857
Net revenues	18,612	19,590	19,531	(978)	59
Investment gains, net	850	1,352	944	(502)	408
Fair value gains (losses), net	1,210	(1,188)	(1,040)	2,398	(148)
Administrative expenses	(2,631)	(2,391)	(2,418)	(240)	27
Credit-related income(2)	2,709	1,550	1,439	1,159	111
TCCA fees(1)	(2,284)	(2,096)	(1,845)	(188)	(251)
Other expenses, net	(1,012)	(1,004)	(1,012)	(8)	8
Income before federal income taxes	17,454	15,813	15,599	1,641	214
Provision for federal income taxes	(3,708)	(14,301)	(5,417)	10,593	(8,884)
Net income	$13,746	$1,512	$10,182	$12,234	$(8,670)

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit for credit losses and foreclosed property expenses.

Fannie Mae 2018 Form 10-K	69

MD&A | Single-Family Business

Net interest income

Single-family net interest income decreased in 2018 compared with 2017, primarily due to lower amortization income, partially offset by higher base guaranty fee income.
Single-family net interest income decreased in 2017 compared with 2016, primarily due to a decline in the average balance of our single-family retained mortgage portfolio and lower amortization income, partially offset by higher base guaranty fee income.

_____________________________________________________________________________
Fee and other income

Fee and other income decreased in 2018 compared with 2017 and increased in 2017 compared with 2016. The driver for these changes was $975 million of income in 2017 resulting from a settlement agreement resolving legal claims related to private-label securities we purchased prior to entering conservatorship.

_____________________________________________________________________________
Investment gains, net

Investment gains, net decreased during 2018 compared with 2017 primarily due to lower gains from the sale of HFS loans driven by a decline in average sales prices.
Investment gains, net increased during 2017 compared with 2016 primarily due to increased gains resulting from a higher sales volume of HFS loans.
_____________________________________________________________________________

Fannie Mae 2018 Form 10-K	70

MD&A | Single-Family Business

Fair value gains (losses), net

As we discuss more fully in “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” fair value gains in 2018 were primarily driven by increases in the fair value of our risk management and mortgage commitment derivatives as a result of increases in interest rates during the year. We also recognized fair value gains on CAS debt in 2018 as a result of widening spreads between CAS yields and LIBOR during the year.

Fair value losses in 2017 were primarily driven by interest expense accruals on interest rate swaps we use to manage interest rate risk which were partially offset by an increase in the fair value of our interest rate swaps in 2017 due to movements in swap rates during the year.

Additionally, we recognized fair value losses on our mortgage commitment derivatives in 2017 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates declined during most commitment periods throughout 2017.

_____________________________________________________________________________
Administrative expenses

Administrative expenses increased in 2018 compared with 2017 primarily due to higher professional services costs in support of our business resiliency activities and additional severance costs.
Administrative expenses were flat in 2017 compared with 2016.
_____________________________________________________________________________
Credit-related income

Credit-related income in 2018 was primarily driven by the redesignation of loans from HFI to HFS and higher actual home prices, partially offset by higher actual and projected interest rates.
Credit-related income in 2017 was primarily driven by higher actual and forecasted home prices and the redesignation of loans from HFI to HFS, which was partially offset by estimated incurred losses from the 2017 hurricanes.

See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on the drivers of our credit-related income.
_____________________________________________________________________________

Fannie Mae 2018 Form 10-K	71

MD&A | Single-Family Business

Single-Family Mortgage Credit Risk Management
Our strategy for managing single-family mortgage credit risk consists of four primary components:

•	our acquisition and servicing policies along with our underwriting and servicing standards;

•	portfolio diversification and monitoring;

•	the transfer of credit risk through risk transfer transactions and the use of credit enhancements; and

•	management of problem loans.
Presentation of our single-family guaranty book for credit statistics
To align with how we manage our credit risk, for purposes of the information reported below, we adjust our measurement of our single-family guaranty book of business by using the unpaid principal balance of mortgage loans underlying Fannie Mae MBS instead of the unpaid principal balance of the MBS. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, our conventional guaranty book of business was $2,903 billion and $2,859 billion as of December 31, 2018 and 2017.
In addition, we exclude from these credit statistics less than 1% of our single-family conventional guaranty book of business for which our loan level information is incomplete as of December 31, 2018 and 2017. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations and warranties regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations and warranties. We provide information on non-Fannie Mae mortgage-related securities held in our portfolio in “Note 5, Investments in Securities.”
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
Desktop Underwriter
Our proprietary automated underwriting system, Desktop Underwriter (“DU®”), is used by mortgage lenders to evaluate the majority of our single-family loan acquisitions. DU was used to evaluate over 90% of the single-family loans we acquired in 2018. DU measures credit risk by assessing the primary risk factors of a mortgage and provides a comprehensive risk assessment of a borrower’s loan application and eligibility of the loan for sale to us. Risk factors evaluated by DU include the key loan attributes described under “Single-Family Portfolio Diversification and Monitoring” below such as borrower credit data, LTV ratio, loan purpose and occupancy type, as well as other risk factors such as the borrower’s debt-to-income ratio, the amount of the borrower’s liquid reserves, the presence of co-borrowers and whether the borrower is self-employed. DU does not use a FICO credit score to evaluate the borrower’s credit history, but applies its own assessment of the borrower’s credit data, including using trended credit data. DU performs a comprehensive evaluation of these factors, weighing each factor based on the amount of risk it represents and its importance to the recommendation. DU analyzes the results of this risk and eligibility evaluation to arrive at the underwriting recommendation for the loan case file. As part of our comprehensive risk management approach, we regularly review DU’s underlying risk assessment models and recalibrate these models to improve DU’s ability to effectively analyze risk and avoid excessive risk layering. Factors we take into account in these evaluations include the profile of loans delivered to us, loan performance and current market conditions. We periodically update DU to reflect changes to our underwriting and eligibility guidelines based on these evaluations.
In 2017, we updated DU with a change that enabled loans with debt-to-income ratios above 45% (up to 50%) to rely on DU’s comprehensive risk assessment, removing rules that had previously set maximum LTV ratio and minimum reserves requirements for those loans. Based on our assessment of the loan profiles delivered to us after this update, we updated DU two more times in 2018 to limit our acquisition of loans with risk layering, or multiple higher-risk characteristics (such as high LTV ratio, credit profile with a history of delinquencies, debt-to-income ratio above 45% and no or low levels of reserves). We

Fannie Mae 2018 Form 10-K	72

MD&A | Single-Family Business

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
Representation and Warranty Relief
Our revised representation and warranty framework relieves lenders of repurchase liability for violations of certain underwriting representations and warranties. Loans with consecutive monthly payments with minimal delinquencies over a specified time period or with satisfactory conclusion of a full-file quality control review are eligible for relief. However, no relief may be granted for violations of “life of loan” representations and warranties, such as those relating to whether a loan was originated in compliance with applicable laws or conforms to our charter requirements. We have continued to provide value to our customers by developing new tools that enable them to obtain relief from liability for violations of certain representations and warranties at an earlier date. Our Day 1 Certainty® initiative offers lenders representation and warranty relief for:

•	borrower income, asset and employment data that has been validated through Desktop Underwriter;

•	appraised property value for appraisals that have received a qualifying risk score in Collateral Underwriter®, our appraisal review tool; and

•	property value, condition and marketability for lenders that exercise the appraisal waiver option available on eligible transactions.
As of December 31, 2018, approximately 62% of the outstanding loans in our single-family conventional guaranty book of business were acquired on or after January 1, 2013 and are subject to the revised representation and warranty framework, compared with 55% as of December 31, 2017. In the chart below, we display information regarding the relief status of single-family conventional loans delivered to us under our revised representation and warranty framework, based only on payment history or the satisfactory conclusion of a full-file quality control review.

Fannie Mae 2018 Form 10-K	73

MD&A | Single-Family Business

Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2018(1)

(1)
Acquisitions of single-family conventional loans include $29.5 billion and $22.3 billion as of December 31, 2018 and 2017, respectively, that are not eligible for relief under the revised representation and warranty framework due to delinquencies or defects identified in quality control reviews.

Providing lenders with relief from loan repurchase requests for breaches of certain representations and warranties on loans that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus and timing of our quality control reviews to shortly after loan delivery. We also retain the right to review all loans, including reviews for any violations of “life of loan” representations and warranties.
Single-Family Portfolio Diversification and Monitoring
Overview
The composition of our single-family book of business is diversified by product type, loan characteristics and geography, all of which influence credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. In some cases, we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies.
The profile of our single-family guaranty book of business includes the following key loan attributes:

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

•	Number of units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on two-, three- or four-unit properties.

Fannie Mae 2018 Form 10-K	74

MD&A | Single-Family Business

•	Property type. Certain property types have a higher risk of default. For example, condominiums generally are considered to have higher credit risk than single-family detached properties.

•	Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

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

Fannie Mae 2018 Form 10-K	75

MD&A | Single-Family Business

The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2018	2017	2016	2018	2017	2016
Original LTV ratio:(4)
<= 60%	16%	18%	21%	19%	20%	21%
60.01% to 70%	12	13	14	13	14	14
70.01% to 80%	37	39	38	38	38	38
80.01% to 90%	13	12	12	12	11	11
90.01% to 95%	15	13	12	11	10	9
95.01% to 100%	7	5	3	4	4	3
Greater than 100%	*	*	*	3	3	4
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	75%	74%	75%	75%	75%
Average loan amount	$232,651	$226,325	$230,249	$170,076	$166,643	$163,200
Estimated mark-to-market LTV ratio:(5)
<= 60%				54%	52%	49%
60.01% to 70%				18	18	19
70.01% to 80%				16	17	17
80.01% to 90%				8	8	9
90.01% to 100%				4	4	4
Greater than 100%				*	1	2
Total				100%	100%	100%
Weighted average				57%	58%	60%
Product type:
Fixed-rate:(6)
Long-term	90%	84%	81%	84%	80%	77%
Intermediate-term	8	13	17	14	15	17
Total fixed-rate	98	97	98	98	95	94
Adjustable-rate	2	3	2	2	5	6
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	98%	97%	97%	97%
2-4 units	2	3	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	90%	91%	91%	91%
Condo/Co-op	10	10	10	9	9	9
Total	100%	100%	100%	100%	100%	100%

Fannie Mae 2018 Form 10-K	76

MD&A | Single-Family Business

	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2018	2017	2016	2018	2017	2016
Occupancy type:
Primary residence	89%	89%	90%	89%	89%	88%
Second/vacation home	5	4	4	4	4	4
Investor	6	7	6	7	7	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	* %	* %	* %	2%	2%	2%
620 to < 660	6	5	4	5	5	5
660 to < 700	14	13	11	12	12	12
700 to < 740	23	23	21	20	20	20
>= 740	57	59	64	61	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	743	745	750	746	745	745
Loan purpose:
Purchase	65%	56%	44%	43%	39%	35%
Cash-out refinance	22	21	19	20	20	20
Other refinance	13	23	37	37	41	45
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(7)
Midwest	14%	14%	14%	15%	15%	15%
Northeast	14	14	14	17	18	18
Southeast	23	23	21	22	22	22
Southwest	21	20	19	18	17	17
West	28	29	32	28	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2012 and prior				29%	36%	45%
2013				11	12	15
2014				6	7	8
2015				10	12	14
2016				16	18	18
2017				15	15	—
2018				13	—	—
Total				100%	100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or estimated mark-to-market LTV ratios in this table.

(2)	Calculated based on the unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available

(5)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(6)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate loans have maturities equal to or less than 15 years.

Fannie Mae 2018 Form 10-K	77

MD&A | Single-Family Business

(7)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

The share of our single-family loan acquisitions consisting of home purchase loans rather than refinances increased in 2018 compared with 2017, primarily driven by higher mortgage rates in 2018. In addition, our acquisitions of loans from first-time home buyers increased from 23% of our single-family loan acquisitions in 2017 to 27% in 2018. Typically, home purchase loans—particularly those to first-time home buyers—have higher LTV ratios than refinances. The increased share of home purchase loan acquisitions has increased the percentage of home purchase loans in our single-family conventional guaranty book of business.
The credit profile of our future acquisitions will depend on many factors, including:

•	our future guaranty fee pricing and our competitors’ pricing, and any impact of that pricing on the volume and mix of loans we acquire;

•	our future eligibility standards and those of mortgage insurers, FHA and VA;

•	the percentage of loan originations representing refinancings;

•	changes in interest rates;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	government policy;

•	market and competitive conditions; and

•	the volume and characteristics of high LTV refinance loans we acquire in the future.
We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions.
We continue to seek new ways to responsibly support access to mortgage credit. FHFA’s 2019 conservatorship scorecard specifies that in 2019 we should continue efforts to support access to single-family mortgage credit for creditworthy borrowers, including underserved segments of the market. To the extent we are able to encourage lenders to support access to mortgage credit, we may acquire a greater number of single-family loans with higher risk characteristics than we acquired in recent periods; however, we expect our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design.
HARP and Refi Plus Loans
To expand refinancing opportunities for borrowers who may otherwise have been unable to refinance their mortgage loans due to a decline in home values, through the end of 2018 we offered our Refi Plus initiative. Through Refi Plus, we also acquired loans under the Home Affordable Refinance Program® (“HARP®”), which allowed Fannie Mae borrowers who had mortgage loans with note dates prior to June 2009 and current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place, provided certain other criteria were met.
The loans we acquired under HARP had higher LTV ratios than we would otherwise permit, greater than 100% in some cases. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have had lower FICO credit scores and may have provided less documentation than we would otherwise require.
Because loans we acquired under Refi Plus and HARP represented refinancings of loans that were already in our guaranty book of business, the credit risk associated with HARP and Refi Plus loans essentially replaced the credit risk on the loans that we already held prior to the refinancing. However, we expect these loans will perform better than the loans they replaced because HARP and Refi Plus loans either reduced borrowers’ monthly payments or provided more stable terms than the borrowers’ old loans.
The following table displays key statistics on our HARP loans.

Statistics on HARP Loans
	As of December 31,
	2018	2017
Percentage of single-family conventional guaranty book of business(1)	6%	7%
Serious delinquency rate	0.96%	1.43%
Estimated mark-to-market LTV ratio	65%	70%
Weighted average FICO credit score at origination	700	702

Fannie Mae 2018 Form 10-K	78

MD&A | Single-Family Business

(1) HARP loans constituted less than 0.5% of our total single-family acquisitions in 2018 and 1% in 2017.
The HARP program and our Refi Plus initiative ended on December 31, 2018. In December 2018, pursuant to a directive from FHFA, we implemented a new high LTV refinance offering aimed at borrowers who are making their mortgage payments on time and whose current LTV ratio exceeds a specified amount. The new high LTV refinance offering is available for borrowers whose loans were originated on or after October 1, 2017 and who meet other eligibility requirements.
Jumbo-Conforming and High-Balance Loans
The standard conforming loan limit for a one-unit property was $424,100 for 2017, $453,100 for 2018 and increased to $484,350 for 2019. As we discuss in “Business—Charter Act and Regulation—Charter Act,” we are permitted to acquire loans with higher balances in certain areas, which we refer to as jumbo-conforming and high-balance loans.
The following table displays the amount of jumbo-conforming and high-balance loans in our single-family conventional guaranty book of business.

Single-Family Jumbo-Conforming and High-Balance Loans
	As of December 31,
	2018	2017
Unpaid principal balance (in billions)	$202.0	$188.6
Percentage of single-family conventional guaranty book of business	7%	7%
Reverse Mortgages
In 2010, we ceased acquisitions of newly originated reverse mortgages. The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $27.7 billion as of December 31, 2018 and $33.1 billion as of December 31, 2017. The principal balance of our reverse mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through FHA.
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

ARMs represented approximately 2% of our single-family conventional guaranty book of business as of December 31, 2018 and 5% as of December 31, 2017.
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
The outstanding unpaid principal balance of rate reset modifications in our guaranty book of business was $20.6 billion as of December 31, 2018. During 2018, approximately 72% of these modified loans experienced an interest rate reset to a weighted average interest rate of 4.06%.
In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification, if a loan is:

•	at imminent risk of default and the borrower requests a loan modification; or

•	becomes 60 days delinquent within the first 12 months after an interest rate adjustment.
Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive.

Fannie Mae 2018 Form 10-K	79

MD&A | Single-Family Business

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

Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications(1)
	Reset Year
	2019	2020	2021	2022	2023	Thereafter	Total
	(Dollars in millions)
ARMs—Amortizing	$21,490	$4,600	$5,390	$6,687	$5,175	$14,667	$58,009
ARMs—Interest Only and Negative Amortizing	11,429	461	157	304	281	6	12,638
Rate Reset Modifications	6,068	1,542	1,257	976	4	—	9,847
Fixed-Rate Interest Only	15	41	35	19	12	1	123

(1)	Excludes loans for which there is not an additional reset for the remaining life of the loan.
We have not observed a materially different performance trend for rate reset modifications, interest-only loans or negative-amortizing loans that have recently reset as compared to those that are still in the initial period. We believe the current performance trend for interest-only loans and negative-amortizing loans is the result of the historically low interest rate environment. If interest rates rise significantly, it is uncertain that this trend will continue.
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
One of the key components of our credit risk management strategy is the transfer of mortgage credit risk to third parties. The table below displays the total unpaid principal balance and percentage of loans in our single-family conventional guaranty book of business that are covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction.

Single-Family Loans with Credit Enhancement
	As of
	December 31, 2018		December 31, 2017
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$618	21%	$566	20%
Connecticut Avenue Securities	798	27	681	24
Credit Insurance Risk TransferTM	243	8	181	6
Lender risk sharing	102	4	65	2
Less: Loans covered by multiple credit enhancements	(394)	(13)	(335)	(12)
Total unpaid principal balance of single-family loans with credit enhancement	$1,367	47%	$1,158	40%
The portion of our single-family guaranty book of business without credit enhancement consists mostly of:

•	loans that did not require credit enhancement at the time we acquired them because they had LTV ratios below 80%;

•	loans we acquired before the inception of or too recently to be included in our CAS or CIRT programs; and

•
loans that are not in our current target population for credit risk transfer transactions because they have lower LTV ratios, are intermediate-term or adjustable-rate mortgages, or were acquired under our Refi Plus initiative.

Mortgage Insurance
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. This charter requirement is generally achieved through primary mortgage insurance. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. For us to receive a payment in settlement of a claim under a primary mortgage

Fannie Mae 2018 Form 10-K	80

MD&A | Single-Family Business

insurance policy, the insured loan must be in default and the borrower’s interest in the property securing the loan must have been extinguished, generally in a foreclosure action. Claims are generally paid three to six months after title to the property has been transferred.
For a discussion of our mortgage insurance coverage, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”
Credit Risk Transfer Transactions
Our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our primary method of achieving this objective has been through our CAS and CIRT transactions. In these transactions, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans and in exchange we pay investors interest or a premium that effectively reduces the guaranty fee income that we retain. We enter into other types of credit risk transfer transactions in addition to our CAS and CIRT transactions, including lender risk-sharing transactions.
We target over 90% of acquisitions in the following loan categories for credit risk transfer transactions:

•	fixed-rate 30-year single-family conventional loans that meet certain credit performance characteristics;

•	loans that are non-Refi Plus; and

•	loans with LTV ratios between 60% and 97%.
This criteria covers over 60% of our recent single-family acquisitions. Loans are generally included in reference pools for CAS and CIRT transactions on a lagged basis. In recent years, we have shortened this lag for a majority of target loans to typically less than six months after we initially acquire the loans. In addition, on our lender risking-sharing transactions and on a portion of our CIRT transactions, the credit risk transfer is generally effective upon acquisition of the loans. The portion of our single-family loan acquisitions we include in credit risk transfer transactions can vary from period to period based on market conditions and other factors.
As of December 31, 2018, approximately 39% of the loans in our single-family conventional guaranty book of business, measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction.

Fannie Mae 2018 Form 10-K	81

MD&A | Single-Family Business

Categories of our credit risk transfer transactions

	Transaction Description	Other Key Characteristics
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
• CAS debt is issued related to the first loss, mezzanine and senior loss mezzanine risk positions.
• We retain the senior loss and all or a portion of the first loss tranche in CAS transactions. In addition, we retain a pro rata share of risk equal to approximately 5% of all notes sold in mezzanine tranches.
• CAS debt is recognized as “debt of Fannie Mae” in our consolidated balance sheets. CAS debt issued to investors beginning January 2016 through October 2018 is recognized at amortized cost. CAS debt we issued prior to 2016 is recognized at fair value.

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
• Significant lag exists between the time when we recognize a provision for credit losses and when we recognize the related recovery from the CAS transaction.

CAS REMIC
CAS REMIC transactions are similar to CAS transactions, with some key differences:
• Since November 2018, our CAS offerings have been structured as notes that qualify as interests in a REMIC issued by a non-consolidated trust. We obtain credit protection through arrangements that we execute with the trust.
• We recognize the cost of credit protection in “Other expenses, net” in our consolidated statements of operations and comprehensive income.

CAS REMICs have characteristics similar to CAS, with some key differences:
• Enables expanded participation by real estate investment trusts and certain international investors.
• Aligns the timing of our recognition of provisions for credit losses with the related recovery from CAS REMIC transactions.

CIRT
• Insurance transactions whereby we obtain actual loss coverage on pools of loans either directly from an insurance provider that retains the risk, or from an insurance provider that simultaneously cedes all of its risk to one or more reinsurers.
• In CIRT deals, we generally retain an initial portion of losses on the loans in the pool (for example the first 0.6% of the initial pool unpaid principal balance). Reinsurers cover losses above this retention amount up to a detachment point (for example the next 3.0% of the initial pool unpaid principal balance). We retain all losses above this detachment point.
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
• Generally written for 10 year terms.

Lender risk-sharing	• Customized lender risk-sharing transactions. • In most transactions, lenders invest directly in a portion of the credit risk on mortgage loans they originate and/or service.	• Transactions are generally structured so that a portion of the credit risk on the underlying mortgage loans is transferred without increasing our counterparty exposure.

Fannie Mae 2018 Form 10-K	82

MD&A | Single-Family Business

The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to December 31, 2018(1)
(Dollars in billions)
Senior	Fannie Mae(2)				Initial Reference Pool(5)
	$1,524

Mezzanine	Fannie Mae(2)	CIRT(3)(4)	CAS(3)	Lender Risk-Sharing(3)
	$2	$8	$32	$2	$1,581

First Loss	Fannie Mae(2)		CAS(3)(6)	Lender Risk-Sharing(3)
	$8		$3	$2

Outstanding as of December 31, 2018(1)
(Dollars in billions)
Senior	Fannie Mae(2)				Outstanding Reference Pool(5)(7)
	$1,109

Mezzanine	Fannie Mae(2)	CIRT(3)(4)	CAS(3)	Lender Risk-Sharing(3)
	$1	$7	$23	$2	$1,155

First Loss	Fannie Mae(2)		CAS(3)(6)	Lender Risk-Sharing(3)
	$8		$3	$2

(1)	For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.

(2)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(3)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(4)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $4 billion outstanding as of December 31, 2018.

(5)	For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.

(6)	For CAS transactions, “First Loss” represents all B tranche balances.

(7)
For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,143 billion as of December 31, 2018.

While these deals are expected to mitigate some of our potential future credit losses, they are not designed to shield us from all losses. We retain a portion of the risk of future credit losses on loans covered by CAS and CIRT transactions, including all or at least half of the first loss positions and all of the senior loss positions. In addition, on our CAS transactions, we retain a pro rata share of risk equal to approximately 5% of all notes sold in mezzanine tranches.
We have designed some of our credit risk transfer transactions so that prepayment activity typically has a more substantial impact on the senior tranches retained by Fannie Mae than on the risk transferred to third parties. Principal payments on the underlying reference pool are first allocated between the senior tranches and then applied sequentially to the subordinate

Fannie Mae 2018 Form 10-K	83

MD&A | Single-Family Business

tranches. Losses are applied in reverse sequential order starting with the first loss tranche. For CAS transactions, all principal payments and losses are allocated pro rata between the sold notes and the portion we retain. We have recognized minimal credit losses on the loans in reference pools underlying credit risk transfer transactions to date primarily because the loans were acquired in recent years, after we implemented improvements in our credit underwriting practices, and because recent macroeconomic factors such as unemployment rates and home prices have been favorable.
The decreases in outstanding balances from issuance to December 31, 2018 in the senior and mezzanine tranches are the result of paydowns. Outstanding balances from issuance to December 31, 2018 in the first loss tranches decreased only slightly as the losses allocated to those tranches were insignificant.
As a part of our continued effort to innovate and improve our credit risk transfer programs, we completed our first CAS offering under the new REMIC structure in November 2018. This enhancement to our CAS program is designed to promote the continued growth of the market by expanding the potential investor base for these securities and limiting investor exposure to Fannie Mae counterparty risk, without disrupting the TBA MBS market. The new structure will also align the timing of our recognition of provisions for credit losses with the related recovery from CAS REMIC transactions, which differs from our previous CAS structures. Under previous CAS structures, there can be a significant lag between the time when we recognize a provision for credit losses and when we recognize the related recovery from the CAS transaction. For a loan in a reference pool for a CAS issued between January 2016 and November 2018, a recovery is not recorded until after a loss has been confirmed. However, credit-related expenses related to these loans are currently recorded when it is probable that we have incurred a loss, and upon our adoption of the CECL standard, will be recorded based on expected losses. The CAS REMIC structure eliminates this timing mismatch, allowing us to recognize the expected credit loss protection benefit at the same time the credit loss is recognized in our consolidated financial statements. We will continue to record the expected benefit and the loss in the same period upon our adoption of the CECL standard in January 2020.
The table below displays the approximate cash paid or transferred to investors for these credit risk transfer transactions. The cash represents the portion of guaranty fee paid to investors as compensation for taking on a share of the credit risk. These expenses increased from 2017 to 2018 as we transferred credit risk on a larger portion of our single-family book of business in 2018.

Credit Risk Transfer Transactions
	For the Year Ended December 31,
	2018	2017
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$888	$770
CIRT transactions	286	190

(1)	Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for CAS REMIC transactions.
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
Below we describe the following:

•	delinquency statistics on our problem loans;

•	efforts undertaken to manage our problem loans, including the role of servicers in loss mitigation, loan workouts, and sales of nonperforming loans;

•	metrics regarding our loan workout activities;

•	REO management; and

•	other single-family credit-related disclosures, including our credit performance and concentration metrics, loss reserves and TDRs resulting from loan modifications.
Delinquency
Single-family delinquency data is calculated based on number of loans. We include single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family delinquency rate. Seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Percentage of book outstanding calculations are

Fannie Mae 2018 Form 10-K	84

MD&A | Single-Family Business

based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family guaranty book of business for which we have detailed loan level information.
The table below displays the delinquency status and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business, based on number of loans.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of December 31,
	2018	2017	2016
Delinquency status:
30 to 59 days delinquent	1.37%	1.63%	1.51%
60 to 89 days delinquent	0.38	0.50	0.41
Seriously delinquent (“SDQ”)	0.76	1.24	1.20
Percentage of SDQ loans that have been delinquent for more than 180 days	49%	43%	59%
Percentage of SDQ loans that have been delinquent for more than two years	12	13	21

	For the Year Ended December 31,
	2018	2017	2016
Single-family SDQ loans (number of loans):
Beginning balance	212,183	206,549	267,174
Additions	227,199	287,805	252,590
Removals:
Modifications and other loan workouts	(99,140)	(76,119)	(77,800)
Liquidations and sales	(79,105)	(84,512)	(117,459)
Cured or less than 90 days delinquent	(130,697)	(121,540)	(117,956)
Total removals	(308,942)	(282,171)	(313,215)
Ending balance	130,440	212,183	206,549
Our single-family serious delinquency rate decreased in 2018 primarily driven by improved loan payment performance and nonperforming loan sales. Our single-family serious delinquency rate increased in 2017 due to the impact of the 2017 hurricanes, but has since resumed its prior downward trend in 2018 because many delinquent borrowers in the affected areas have resolved their loan delinquencies by obtaining loan modifications or through resuming payments and becoming current on their loans. We expect our single-family serious delinquency rate to continue to decline, but at a more modest pace than in the past several years, and to experience period-to-period fluctuations.
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
Certain higher-risk loan categories, such as Alt-A loans, loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages, continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 5% of our single-family book of business as of December 31, 2018, but constituted 39% of our seriously delinquent single-family loans as of December 31, 2018 and drove 66% of our 2018 single-family credit losses. In addition, loans in certain judicial foreclosure states such as Florida, New Jersey and New York with historically long foreclosure timelines have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
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

Fannie Mae 2018 Form 10-K	85

MD&A | Single-Family Business

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of December 31,
	2018			2017
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	6%	0.34%	19%	5%	0.42%
Florida	6	10	1.16	6	19	3.71
New Jersey	4	5	1.38	4	5	2.15
New York	5	8	1.40	5	7	2.02
All other states	66	71	0.75	66	64	1.09
Product type:
Alt-A	2	11	3.35	2	12	4.95
Vintages:
2004 and prior	3	23	2.69	4	23	3.28
2005-2008	5	39	4.61	6	42	6.55
2009-2018	92	38	0.34	90	35	0.53
Estimated mark-to-market LTV ratio:
<= 60%	54	48	0.58	52	41	0.84
60.01% to 70%	18	17	0.87	18	18	1.34
70.01% to 80%	16	14	0.90	17	16	1.48
80.01% to 90%	8	10	1.24	8	11	2.09
90.01% to 100%	4	5	1.33	4	6	2.62
Greater than 100%	*	6	9.85	1	8	11.70
Credit enhanced:(2)
Primary MI & other(3)	21	26	1.11	20	26	1.95
Credit risk transfer(4)	39	10	0.24	32	8	0.42
Non-credit enhanced	53	69	0.85	60	69	1.27

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
The credit enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of December 31, 2018 was 47%.

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

Role of Servicers in Loss Mitigation
The efforts of our mortgage servicers are critical in keeping people in their homes and preventing foreclosures. We maintain standards for mortgage servicers regarding the management of delinquent loans, default prevention, and foreclosure time frames. These standards, reinforced by incentives and compensatory fees, require servicers to take a more consistent approach to homeowner communications, loan modifications and other workouts, and when necessary, foreclosures.
Our problem loan management strategies include transferring servicing on some delinquent loan populations that include loans with higher-risk characteristics to special servicers with which we have worked to develop high-touch protocols for

Fannie Mae 2018 Form 10-K	86

MD&A | Single-Family Business

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
Home Retention Solutions
Loan modifications account for a significant majority of our home retention solutions. Characteristics of our loan modifications include:

•	changes to the original mortgage terms such as product type, interest rate, amortization term, maturity date and/or unpaid principal balance;

•	collection of less than the contractual amount due under the original loan, for many of our loan modifications; and

•	receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan.
Our primary loan modification program is currently the Flex Modification program, which offers payment relief for eligible borrowers, allowing forbearances of principal to an 80% mark-to-market LTV ratio, and targeting a 20% payment reduction. This program, which became available in October 2017, replaced HAMP as well as our proprietary Standard and Streamlined Modification initiatives.
Approximately 35% of our modified loans that are performing included a reduction in the borrower’s interest rate that was fixed for an initial period and subject to one or more annual interest rate increases thereafter. See “Single-Family Portfolio Diversification and Monitoring—Mortgage Products with Rate Resets” for information on the timing of these interest rate resets.
We also offer forbearance for homeowners experiencing temporary hardship, like natural disasters and unemployment, to avoid delinquency and stay in their homes.
Foreclosure Alternatives
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

Fannie Mae 2018 Form 10-K	87

MD&A | Single-Family Business

The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts.
Loan Workout Activity
(Dollars in billions)

(1)
Consists of loan modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent. Excludes trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment and forbearance plans that have been initiated but not completed. There were approximately 22,600 loans in a trial modification period as of December 31, 2018.

(2)	Consists of short sales and deeds-in-lieu of foreclosure.
The increase in home retention solutions in 2018 was primarily driven by modifications and forbearances granted during 2018 to borrowers in areas affected by the 2017 hurricanes.
The table below displays the percentage of our single-family loan modifications completed during 2017 and 2016 that were current or paid off one year after modification and, for modifications completed during 2016, two years after modification.

Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)
	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

One Year Post-Modification	61%	63%	65%	64%	63%	65%	66%	66%

Two Years Post-Modification					69	68	68	66

(1)	Does not reflect loans currently in trial modifications.

Fannie Mae 2018 Form 10-K	88

MD&A | Single-Family Business

Nonperforming Loan Sales
We also undertake efforts to manage our problem loans by selling our nonperforming loans. This problem loan management strategy is intended to reduce the number of seriously-delinquent loans, to stabilize neighborhoods and to reduce the severity of losses incurred on these loans. During 2018, we sold approximately 22,100 nonperforming loans with an aggregate unpaid principal balance of $4.0 billion.
REO Management
If a loan defaults, we acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our foreclosure activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Year Ended December 31,
	2018	2017	2016
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	26,311	38,093	57,253
Acquisitions by geographic area:(2)
Midwest	6,107	8,478	12,379
Northeast	6,460	9,453	12,389
Southeast	7,814	10,860	16,977
Southwest	3,713	5,133	6,984
West	2,001	2,691	4,780
Total REO acquisitions (1)	26,095	36,615	53,509
Dispositions of REO	(32,250)	(48,397)	(72,669)
End of period inventory of single-family REO properties(1)	20,156	26,311	38,093
Carrying value of single-family REO properties (dollars in millions)	$2,503	$3,112	$4,372
Single-family foreclosure rate(3)	0.15%	0.21%	0.31%
REO net sales prices to unpaid principal balance(4)	77%	75%	74%
Short sales net sales price to unpaid principal balance(5)	77%	75%	74%

(1)
Includes acquisitions through foreclosure and deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 7 to the Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business table for states included in each geographic region.

(3)
Estimated based on the total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each period.

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

(5)
Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective periods divided by the aggregate unpaid principal balance of the related loans. Net sales price includes borrower relocation incentive payments and subordinate lien(s) negotiated payoffs.

The decrease in single-family REO properties in 2018 compared with 2017 and in 2017 compared with 2016 was primarily due to a reduction in REO acquisitions from serious delinquencies aged greater than 180 days driven by improved loan performance and the continued sale of nonperforming loans in 2017 and in 2018.
We market and sell the majority of our foreclosed properties through local real estate professionals. Our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and to stabilize neighborhoods by preventing empty homes from depressing home values. In some cases, we use alternative methods of disposition, including selling homes to municipalities, other public entities or non-profit organizations, and selling properties through public auctions.
In some cases, we engage in third party sales at foreclosure, which allow us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.

Fannie Mae 2018 Form 10-K	89

MD&A | Single-Family Business

As shown in the chart below, a significant portion of our REO properties are unable to be marketed at any given time because the properties are occupied, under repair, or are subject to state or local redemption or confirmation periods, which delays the marketing and disposition of these properties.
Other Single-Family Credit Information
Credit Performance and Concentration Metrics
The amount of credit income or losses we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations and charge-offs pursuant to the provisions of the Advisory Bulletin. The table below displays the components of our single-family credit performance metrics, as well as our single-family initial charge-off severity rate. Our credit performance metrics are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe these credit performance metrics may be useful to investors because they are presented as a percentage of our guaranty book of business and have historically been used by analysts, investors and other companies within the financial services industry.

Single-Family Credit Performance Metrics
	For the Year Ended December 31,
	2018			2017			2016
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$(1,853)	6.4	bps	$(2,423)	8.3	bps	$(2,685)	9.3	bps
Foreclosed property expense	(604)	2.1		(540)	1.9		(653)	2.3
Credit losses and credit loss ratio	$(2,457)	8.5	bps	$(2,963)	10.2	bps	$(3,338)	11.6	bps
Single-family initial charge-off severity rate(2)		11.0%			15.3%			19.7%

(1)	Basis points are calculated based on the amount of each line item divided by the average single-family conventional guaranty book of business during the period.

(2)
Rate is calculated as the initial charge-off amount divided by the average defaulted unpaid principal balance. The rate includes charge-offs pursuant to the provisions of the Advisory Bulletin and excludes any costs, gains or losses associated with REO after initial acquisition through final disposition.

Our single-family credit losses and credit loss ratio decreased in 2018 compared with 2017 primarily due to lower charge-off expenses from reduced foreclosures and foreclosure alternatives and improved severities, as well as an expansion at the beginning of 2017 of the charge-off criteria for non-liquidated loans pursuant to the provisions of the Advisory Bulletin. The decline in single-family credit losses and credit loss ratio in 2018 was partially offset by higher charge-offs related to the redesignation of single-family loans from HFI to HFS.
Our single-family credit losses and credit loss ratio decreased in 2017 compared with 2016 primarily due to lower charge-offs

Fannie Mae 2018 Form 10-K	90

MD&A | Single-Family Business

as a result of lower serious delinquencies aged greater than 180 days.
Our single-family initial charge-off severity rates declined in 2018 compared with 2017, and in 2017 compared with 2016, primarily due to lower LTV ratios on charged-off loans driven by continued home price appreciation.
The table below displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.

Single-Family Credit Loss Concentration Analysis
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)		Percentage of Single-Family Credit Losses(2)
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Geographical distribution:
California	19%	19%	11%	8%
Florida	6	6	12	10
Illinois	4	4	10	9
New Jersey	4	4	10	14
New York	5	5	8	12
All other states	62	62	49	47
Select higher-risk products:
Alt-A loans	2	2	22	22
Vintages:(3)
2004 and prior	3	4	14	12
2005 - 2008	5	6	66	65
2009 - 2018	92	90	20	23

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

As shown above, the majority of our credit losses in 2018 continued to be driven by loans originated in 2005 through 2008. The percentage of credit losses for loans in California and Florida was higher in 2018 compared with 2017 because a large portion of the nonperforming and reperforming loans that were redesignated as HFS and charged off in 2018 were located in these states. The percentage of our credit losses for loans in New Jersey and New York was lower in 2018 compared with 2017, because we charged off a greater portion of excessively delinquent loans in these states in 2017. The percentage of credit losses attributable to Alt-A loans remained flat in 2018 compared with 2017. Because we discontinued the purchase of newly originated Alt-A loans in 2009, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A loans to continue to be minimal in future periods and continue to decrease as a percentage of the book of business gradually over time.

Fannie Mae 2018 Form 10-K	91

MD&A | Single-Family Business

Single-Family Loss Reserves
Our single-family loss reserves provide for an estimate of credit losses incurred in our single-family guaranty book of business, including concessions we granted borrowers upon modification of their loans. The table below summarizes the changes in our single-family loss reserves.

Single-Family Loss Reserves
	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(19,155)	$(23,639)	$(28,325)	$(36,383)	$(44,705)
Benefit for credit losses	3,313	2,090	2,092	688	3,850
Charge-offs(1)	2,176	2,868	3,323	9,822	6,513
Recoveries	(323)	(445)	(638)	(1,256)	(1,436)
Other	(18)	(29)	(91)	(1,196)	(605)
Ending balance	$(14,007)	$(19,155)	$(23,639)	$(28,325)	$(36,383)
Loss reserves as a percentage of single-family:
Guaranty book of business	0.49%	0.65%	0.83%	1.00%	1.28%
Recorded investment in nonaccrual loans	44.24	40.80	53.67	58.02	56.73
Certain higher risk loan categories as a percentage of single-family loss reserves:
2005-2008 loan vintages	76%	78%	81%	81%	81%
Alt-A loans	20	22	23	23	25

(1)
Our charge-offs for 2015 include $2.5 billion of initial charge-offs associated with our adoption of the charge-off provisions of the Advisory Bulletin, as well as $1.1 billion of charge-offs relating to a change in accounting policy for nonaccrual loans.

Troubled Debt Restructurings
The majority of our home retention strategies, including trial modifications and loans to certain borrowers who received bankruptcy relief, are classified as TDRs upon initiation. Such TDRs and other single-family loans that have been individually evaluated for impairment generally have a higher associated loan loss reserve than loans that have been collectively evaluated for impairment. The table below displays the unpaid principal balance of single-family HFI loans classified as TDRs.

Single-Family TDR Activity on HFI Loans
	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Beginning balance	$143,843	$165,960	$182,655
New TDRs	14,867	9,847	9,609
Foreclosures(1)	(2,446)	(3,519)	(4,098)
Payoffs and other reductions	(32,313)	(28,445)	(22,206)
Ending balance	$123,951	$143,843	$165,960

(1)	Consists of foreclosures, deeds-in-lieu of foreclosure, short sales and third-party sales.
In addition, we had single-family HFS loans classified as TDRs with an unpaid principal balance of $2.1 billion as of December 31, 2018, $2.6 billion as of December 31, 2017 and $2.5 billion as of December 31, 2016.

Fannie Mae 2018 Form 10-K	92

MD&A | Single-Family Business

The table below displays the single-family loans classified as TDRs that were on accrual status and single-family loans on nonaccrual status. The table includes our recorded investment in HFI and HFS single-family mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
TDRs on accrual status	$98,320	$110,043	$127,353	$140,588	$144,649
Nonaccrual loans	31,658	46,945	44,047	48,821	64,136
Total TDRs on accrual status and nonaccrual loans	$129,978	$156,988	$171,400	$189,409	$208,785
Accruing on-balance sheet loans past due 90 days or more(1)	$228	$353	$402	$499	$585

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$2,000	$3,009	$4,102	$5,193	$5,943
Interest income recognized(3)	5,292	5,705	5,996	6,493	6,808

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
Multifamily Business

Multifamily Primary Business Activities
Providing Liquidity for Multifamily Mortgage Loans
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities. Our Multifamily business works with our lender customers to provide funds to the mortgage market primarily by securitizing multifamily mortgage loans acquired from these lenders into Fannie Mae MBS, which are sold to investors or dealers. We also purchase multifamily mortgage loans and provide credit enhancement for bonds issued by state and local housing finance authorities to finance multifamily housing. Our Multifamily business also supports liquidity in the mortgage market through other activities, such as issuing structured MBS backed by Fannie Mae multifamily MBS and buying and selling multifamily agency mortgage-backed securities. In addition, in 2018 the Multifamily business resumed investing in LIHTC projects to help support and preserve the supply of affordable housing.
Key Characteristics of the Multifamily Business
The Multifamily business has a number of key characteristics that distinguish it from our Single-Family business.

•
Collateral: Multifamily loans are collateralized by properties that generate cash flows and effectively operate as businesses, such as garden and high-rise apartment complexes, seniors housing communities, cooperatives, dedicated student housing and manufactured housing communities.

•
Borrowers and sponsors: Multifamily borrowers are entities that are typically owned, directly or indirectly, by for-profit corporations, limited liability companies, partnerships, real estate investment trusts and individuals who invest in real estate for cash flow and expected returns in excess of their original contribution of equity. The ultimate owners of a multifamily borrower are referred to as the borrower’s “sponsors.” In this report, we refer to both the borrowing entities and their sponsors as “borrowers.” Because borrowers are typically single-asset entities, with the property as their only asset, in evaluating a borrowing entity we also evaluate its sponsors. When considering a multifamily borrower, creditworthiness is evaluated through a combination of quantitative and qualitative data including liquid assets, net worth, number of units owned, experience in a market and/or property type, multifamily portfolio performance, access

Fannie Mae 2018 Form 10-K	93

MD&A | Multifamily Business

to additional liquidity, debt maturities, asset/property management platform, senior management experience, reputation, and exposures to lenders and Fannie Mae.

•	Recourse: Multifamily loans are generally non-recourse to the borrowers.

•
Lenders: During 2018, we executed multifamily transactions with 30 lenders. Of these, 25 lenders delivered loans to us under our DUS program described below. In determining whether to partner with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.

•	Loan size: The average size of a loan in our multifamily guaranty book of business is $11 million.

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

•
Prepayment terms: To protect against prepayments, most multifamily Fannie Mae loans and MBS impose prepayment premiums, primarily yield maintenance, consistent with standard commercial investment terms.

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
Multifamily Mortgage Servicing
Multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us. Because of our loss-sharing arrangements with our multifamily lenders, transfers of multifamily servicing rights are infrequent, and we monitor our servicing relationships and enforce our right to approve servicing transfers. As a seller-servicer, the lender is responsible for ongoing evaluation of the financial condition of properties and property owners, administering various types of loan and property-level agreements (including agreements covering replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections.
Multifamily Credit Risk and Credit Loss Management
Our Multifamily business:

•	Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in most multifamily transactions.

•	Enters into transactions that transfer an additional portion of Fannie Mae’s credit risk on some of the loans in our multifamily guaranty book of business.

•
Works to maintain the credit quality of the multifamily book of business, prevent foreclosures, reduce costs of defaulted multifamily loans, manage our REO inventory, and pursue contractual remedies from lenders, servicers, borrowers, and providers of credit enhancement.

See “Multifamily Mortgage Credit Risk Management” for discussion of our strategies for managing credit risk and credit losses on multifamily loans.
The Multifamily Markets in Which We Operate
In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population in all markets across the country, with the substantial majority of our focus on supporting rental housing that is affordable to families earning at or below the median income in their area. We serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Over 90% of the multifamily units we financed in 2018 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

Fannie Mae 2018 Form 10-K	94

MD&A | Multifamily Business

Our Multifamily business is organized and operated as an integrated commercial real estate finance business, addressing the spectrum of multifamily housing finance needs, including the need for smaller multifamily property financing and financing that serves low- and very low-income households.

•
To meet the growing need for smaller multifamily property financing, we focus on the acquisition of small multifamily loans. Through January 2019, we focused on loans of up to $3 million ($5 million in high cost areas). As of December 31, 2018, small loans represented 39% of our multifamily guaranty book of business by loan count and 5% based on unpaid principal balance. In February 2019, we expanded our view of small multifamily loans to cover loans of up to $6 million in any area.

•
To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to provide housing to families earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low- and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2018, affordable loans represented approximately 12% of our multifamily guaranty book of business, based on unpaid principal balance, including $11.1 billion in bond credit enhancements.

Multifamily Customers
Our multifamily lenders are principally mortgage banking companies, large diversified financial institutions, and banks. During 2018, we executed multifamily transactions with 30 lenders. During 2018, our top five multifamily lender customers, in the aggregate, accounted for approximately 49% of our multifamily business volume, compared with approximately 48% in 2017. Three of our customers each accounted for 10% or more of our multifamily business volume in 2018. Wells Fargo accounted for 12%, Walker & Dunlop accounted for 11%, and Berkadia accounted for 10% of our 2018 multifamily business volume.
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
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing, credit standards and loan structures, as well as investor demand for our and our competitors’ mortgage-related securities. Our competitive environment also may be affected by many other factors, such as new legislation or regulations applicable to us or our customers or investors. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform,” “Business—Charter Act and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.

Fannie Mae 2018 Form 10-K	95

MD&A | Multifamily Business

Multifamily Market Share
We remained a continuous source of liquidity in the multifamily market in 2018. We owned or guaranteed approximately 21% of the outstanding debt on multifamily properties as of September 30, 2018 (the latest date for which information is available).
Multifamily Mortgage Debt Outstanding1
(Dollars in trillions)

(1)
The mortgage debt outstanding as of September 30, 2018 is based on the Federal Reserve’s December 2018 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.

Multifamily Mortgage Market
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained relatively stable during most of 2018, despite an increase in new apartment supply. Although the national estimated vacancy level increased toward the end of the year, it remained near historic lows, benefiting from steady rental demand coupled with ongoing job growth and new household formation.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.5% as of December 31, 2018, compared with an estimated 5.3% as of September 30, 2018 and 5.5% as of December 31, 2017. The national estimated multifamily vacancy rate remains below its estimated average rate of about 6% over the last 10 years.

•
Rents. Effective rents continued to increase during most of 2018, although the rate of growth slowed. National asking rents increased by an estimated 2.8% in 2018 and remained flat during the fourth quarter of 2018, compared with an estimated increase of 0.8% in the third quarter of 2018.

An estimated 383,000 multifamily units were added to the nation’s inventory in 2018 and demand remained steady for much of the year. Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 180,000 units in 2018, according to preliminary data from Reis, Inc., compared with approximately 187,000 units in 2017.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas in 2018. It is estimated that approximately 454,000 new multifamily units will be completed in 2019. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a slowdown in national net absorption rates, occupancy levels and effective rents in 2019. Nevertheless, we expect the overall national rental market supply and demand to remain in balance over the longer term, based on expected construction completions, expected obsolescence and positive rental household formation trends.
Multifamily Business Metrics
The multifamily loans we acquired in 2018 had a strong overall credit risk profile, consistent with our acquisition policy and standards, which we describe in "Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards." Multifamily new business volume remained relatively flat in 2018 compared with 2017 driven by the sustained size of the multifamily mortgage market. For more information, see “Multifamily Acquisition Policy and Underwriting Standards.” FHFA’s 2018 conservatorship scorecard included an objective to maintain the dollar volume of new multifamily

Fannie Mae 2018 Form 10-K	96

MD&A | Multifamily Business

business at or below $35.0 billion, excluding certain targeted affordable and underserved market business segments. Our Multifamily business met this objective. Approximately 46% of our multifamily new business volume of $65.4 billion for 2018 counted toward FHFA’s 2018 multifamily volume cap.
FHFA’s 2019 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $35.0 billion, excluding certain targeted affordable and underserved market business segments. As in prior years, FHFA stated that it will review its estimates of the multifamily loan origination market size on a quarterly basis and adjust the cap if necessary; however, FHFA will not reduce the cap during the year as this could cause disruption in the market.
Multifamily New Business Volume
(Dollars in billions)

(1)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided during the period. Excludes a transaction backed by a pool of single-family rental properties financed in the amount of $945 million during the second quarter of 2017.

Multifamily Fannie Mae MBS Issuances
(Dollars in billions)

(1)	Excludes a transaction backed by a pool of single-family rental properties financed in the amount of $945 million during the second quarter of 2017.

(2)	A portion of structured securities issuances may include MBS issuances in that same period.

Fannie Mae 2018 Form 10-K	97

MD&A | Multifamily Business

Multifamily Business Financial Results

	For the Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Net interest income	$2,789	$2,521	$2,285	$268	$236
Fee and other income	529	849	445	(320)	404
Net revenues	3,318	3,370	2,730	(52)	640
Fair value losses, net	(89)	(23)	(41)	(66)	18
Administrative expenses	(428)	(346)	(323)	(82)	(23)
Credit-related income (expense)(1)	(17)	(30)	72	13	(102)
Other income (expense)(2)	(139)	(337)	296	198	(633)
Income before federal income taxes	2,645	2,634	2,734	11	(100)
Provision for federal income taxes	(432)	(1,683)	(603)	1,251	(1,080)
Net income	$2,213	$951	$2,131	$1,262	$(1,180)

(1)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(2)	Consists of investment gains (losses), gains (losses) from partnership investments and other income (expenses).
Net interest income

Multifamily net interest income increased in 2018 compared with 2017 primarily due to increases in guaranty fee income driven by an increase in the average guaranty book of business.
Multifamily net interest income increased in 2017 compared with 2016 primarily due to increases in guaranty fee income driven by an increase in the average guaranty book of business as well as higher charged average guaranty fees.

_____________________________________________________________________________
Fee and other income

Fee and other income in all periods presented was primarily driven by yield maintenance fees resulting from prepayments.
Variation in yield maintenance fee income from period to period is driven by the volume of prepayments, current interest rates, as well as the timing of the prepayment relative to the loan’s contractual maturity date. All of these factors impact the fee due to us at the time of prepayment.

_____________________________________________________________________________

Fannie Mae 2018 Form 10-K	98

MD&A | Multifamily Business

Fair value losses, net

Fair value losses in 2018 were primarily driven by losses on commitments to buy multifamily mortgage-related securities due to increasing interest rates resulting in decreasing prices during the commitment periods.

Fair value losses in 2017 and 2016 were primarily driven by losses on commitments to sell multifamily mortgage-related securities as a result of increases in prices during the commitment periods.
_____________________________________________________________________________
Credit-related income (expense)

We recognized lower credit-related expense in 2018 compared with 2017 primarily driven by an increase in the allowance for loan losses in 2017 due to the 2017 hurricanes.
The shift to credit-related expense in 2017 from credit-related income in 2016 was primarily driven by an increase in the allowance for loan losses, which included approximately $50 million in estimated losses from the 2017 hurricanes.

_____________________________________________________________________________
Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily book of business is influenced by:

•	the current and anticipated cash flows from the property;

•	the type and location of the property;

•	the condition and value of the property;

•	the financial strength of the borrower;

•	market trends; and

•	the structure of the financing.
These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.
Presentation of our multifamily guaranty book for credit statistics
To align with how we manage our credit risk, for purposes of the information reported below, we adjust our measurement of our multifamily guaranty book of business by using the unpaid principal balance of mortgage loans underlying Fannie Mae MBS instead of the unpaid principal balance of the MBS. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, the following chart displays the unpaid principal balance of our multifamily guaranty book of business.

Fannie Mae 2018 Form 10-K	99

MD&A | Multifamily Business

Multifamily Guaranty Book of Business
(Dollars in billions)
In addition, we exclude from the multifamily credit statistics reported below approximately 1% of our multifamily guaranty book of business for which our loan level information was incomplete as of December 31, 2018 and 2017.
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on our multifamily guaranty book of business, with oversight from our Enterprise Risk Management division. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by a Fannie Mae-approved lender and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. At the time of our acquisition of multifamily mortgage loans, we and our lenders rely on sound underwriting standards, which generally include, among other things, property cash flow analysis and third-party appraisals. Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. At underwriting, we evaluate the DSCR based on both actual and underwritten debt service payments.
The original DSCR is calculated using the underwritten debt service payments for the loan, rather than the actual debt service payments, which depending on the interest rate of the loan and loan structure may result in a more conservative estimate of the debt service payments.

Multifamily Guaranty Book of Business Key Risk Characteristics
	As of December 31,
	2018	2017	2016
Weighted average original LTV ratio	66%	67%	67%
Original LTV ratio greater than 80%	1%	2%	2%
Original DSCR less than or equal to 1.10	12%	14%	14%
Transfer of Multifamily Mortgage Credit Risk
Lender risk-sharing is a cornerstone of our Multifamily business. We primarily transfer risk through our DUS program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. DUS lenders receive credit risk-related revenues for their respective portion of credit risk retained, and, in turn, are required to fulfill any loss sharing obligation. This aligns the interests of the lender and Fannie Mae from day one and throughout the life of the loan. Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. Lenders in the DUS program typically share in loan level credit losses in one of two ways:

•	they share one-third of the losses on a pro rata basis with us; or

•	they bear all losses up to the first 5% of the unpaid principal balance of the loan and then share with us any remaining losses up to a prescribed limit.
Loans delivered to us by DUS lenders and their affiliates represented 99% of our multifamily guaranty book of business as of December 31, 2018, compared with 98% as of December 31, 2017, and 97% as of December 31, 2016.

Fannie Mae 2018 Form 10-K	100

MD&A | Multifamily Business

Non-DUS lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance. These risk-sharing agreements not only transfer credit risk, but also better align our interests with those of the lenders.
Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2018 and as of December 31, 2017.
Percentage of Multifamily Guaranty Book of Business with Lender Risk Sharing
To complement our lender-risk sharing program through our DUS model, we engage in multifamily CIRT transactions, pursuant to which we transfer a portion of Fannie Mae’s mortgage credit risk on multifamily loans in our multifamily guaranty book of business to insurers or reinsurers. We retain an initial portion of losses on the loans in the pool and reinsurers cover losses above this retention amount up to a detachment point. We retain all losses above this detachment point. The insurance layer typically provides coverage for losses on the pool that are likely to occur only in a stressed economic environment.
In 2018, we completed our third and fourth multifamily CIRT transactions since the inception of the program, which covered multifamily loans with an unpaid principal balance of approximately $22 billion. As of December 31, 2018, 12% of the unpaid principal balance in our multifamily guaranty book was covered by a CIRT transaction. We plan to continue to transfer credit risk through multifamily CIRT transactions in the future and to explore other multifamily credit risk transfer options.
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We track credit risk characteristics to determine the loan credit quality indicators, which are the internal risk categories we use and are further discussed in “Note 3, Mortgage Loans.” The credit risk characteristics we use to help determine the internal risk categories include:

•	the physical condition of the property;

•	delinquency status;

•	the relevant local market and economic conditions that may signal changing risk or return profiles; and

•	other risk factors.
For example, we closely monitor the rental payment trends and vacancy levels in local markets, as well as capitalization rates, to identify loans that merit closer attention or loss mitigation actions. We manage our exposure to refinancing risk for multifamily loans maturing in the next several years. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to these loans. The primary asset management responsibilities for our multifamily loans are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ performance for compliance with our asset management criteria.
As part of our ongoing credit risk management process, we require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of December 31, 2018 and 2017. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer.

Fannie Mae 2018 Form 10-K	101

MD&A | Multifamily Business

Multifamily Problem Loan Management and Foreclosure Prevention
This section describes the following:

•	delinquency statistics on our problem loans;

•	our multifamily credit loss performance;

•	multifamily loss reserves;

•	troubled debt loan restructurings resulting from loan modifications; and

•	REO management.
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.06% as of December 31, 2018 and 0.11% as of December 31, 2017. The decrease in the multifamily serious delinquency rate from December 31, 2017 to December 31, 2018 resulted primarily from a decrease in delinquent loans subject to forbearance agreements granted to borrowers in the areas affected by the 2017 hurricanes.
Multifamily Credit Performance Metrics
The table below displays the components of our multifamily credit performance metrics, as well as our multifamily initial charge-off severity rate.

Multifamily Credit Performance Metrics
	For the Year Ended December 31,
	2018		2017		2016
	(Dollars in millions)
Credit income (losses)(1)	$(17)		$19		$4
Credit (income) loss ratio(1)(2)	0.6	bps	(0.7)	bps	(0.2)	bps
Multifamily initial charge-off severity rate(3)	17.1%		4.5%		14.9%

(1)	Credit income and credit income ratios are the result of recoveries on previously charged-off amounts.

(2)	Basis points are calculated based on the amount of credit income (losses) divided by the average multifamily guaranty book of business during the period.

(3)
Rate is calculated as the initial charge-off amount divided by the average defaulted unpaid principal balance. The rate includes charge-offs pursuant to the provisions of the Advisory Bulletin and excludes any costs, gains or losses associated with REO after initial acquisition through final disposition. Charge-offs are net of lender loss sharing agreements.

Multifamily Loss Reserves
The table below summarizes the changes in our multifamily loss reserves.

Multifamily Loss Reserves
	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(245)	$(196)	$(265)	$(404)	$(590)
Benefit (provision) for credit losses	(4)	(49)	63	107	114
Charge-offs	4	3	11	42	76
Recoveries	—	(3)	(6)	(4)	—
Other	—	—	1	(6)	(4)
Ending balance	$(245)	$(245)	$(196)	$(265)	$(404)
Loss reserves as a percentage of multifamily guaranty book of business	0.08%	0.09%	0.08%	0.12%	0.20%

Fannie Mae 2018 Form 10-K	102

MD&A | Multifamily Business

Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the composition of multifamily loans classified as TDRs that were on accrual status and multifamily loans on nonaccrual status. The table includes our recorded investment in HFI and HFS multifamily mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
TDRs on accrual status	$55	$87	$141	$376	$645
Nonaccrual loans	492	424	403	591	823
Total TDRs on accrual status and nonaccrual loans	$547	$511	$544	$967	$1,468

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$22	$17	$21	$34	$2
Interest income recognized(2)	3	7	9	18	78

(1)
Represents the amount of interest income we did not recognize, but would have recognized during the period, for nonaccrual loans and TDRs on accrual status as of the end of each period had the loans performed according to their original contractual terms.

(2)
Represents interest income recognized during the period, including the amortization of any deferred cost basis adjustments, for loans classified as either nonaccrual loans or TDRs on accrual status as of the end of each period. Includes primarily amounts accrued while the loans were performing and cash payments received on nonaccrual loans.

REO Management
The number of multifamily foreclosed properties held for sale remained low at 16 properties with a carrying value of $81 million as of December 31, 2018, compared with 11 properties with a carrying value of $66 million as of December 31, 2017.
Liquidity and Capital Management

Liquidity Management
Our business activities require that we maintain adequate liquidity to fund our operations. Our liquidity risk management framework is designed to address our liquidity and funding risk, which is the risk that we will not be able to meet our obligations when they come due, including the risk associated with the inability to access funding sources or manage fluctuations in funding levels. Liquidity and funding risk management involves forecasting funding requirements, maintaining sufficient capacity to meet our needs based on our ongoing assessment of financial market liquidity and adhering to our regulatory requirements.
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
In addition to funding we obtain from the issuance of debt securities, our other sources of cash include:

•	principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;

•	proceeds from the sale of mortgage-related securities, mortgage loans and non-mortgage assets, including proceeds from sales of foreclosed real estate assets;

•	funds from Treasury pursuant to the senior preferred stock purchase agreement;

•	guaranty fees received on Fannie Mae MBS, including the TCCA fees collected by us on behalf of Treasury;

Fannie Mae 2018 Form 10-K	103

MD&A | Liquidity and Capital Management

•	payments received from mortgage insurance counterparties and other providers of credit enhancement;

•	net receipts on derivative instruments;

•	receipt of cash collateral; and

•
borrowings we may make under a secured intraday funding line of credit or against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements.

Our primary uses of funds include:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans (including delinquent loans from MBS trusts), mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	dividend payments made to Treasury on the senior preferred stock;

•	net payments on derivative instruments;

•	the pledging of collateral under derivative instruments;

•	administrative expenses;

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations;

•	payments of federal income taxes;

•	payments to specified HUD and Treasury funds;

•	payments of TCCA fees to Treasury; and

•	payments associated with our credit risk transfer programs.
Liquidity and Funding Risk Management Practices and Contingency Planning
Our liquidity position could be adversely affected by many factors, both internal and external to our business, including:

•	actions taken by FHFA, the Federal Reserve, Treasury or other government agencies;

•	legislation relating to us or our business;

•	a U.S. government payment default on its debt obligations;

•	a downgrade in the credit ratings of our senior unsecured debt or the U.S. government’s debt from the major ratings organizations;

•	a systemic event leading to the withdrawal of liquidity from the market;

•	an extreme market-wide widening of credit spreads;

•	public statements by key policy makers;

•	a significant decline in our net worth;

•	potential investor concerns about the adequacy of funding available to us under the senior preferred stock purchase agreement;

•	loss of demand for our debt, or certain types of our debt, from a major group of investors;

•	a significant credit event involving one of our major institutional counterparties;

•	a sudden catastrophic operational failure in the financial sector; or

•	elimination of our status as a government-sponsored enterprise.
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

Fannie Mae 2018 Form 10-K	104

MD&A | Liquidity and Capital Management

•	a liquidity profile that meets or exceeds our projected 365-day net cash needs with liquidity holdings and unencumbered agency mortgage securities.
As of December 31, 2018, we were in compliance with our liquidity risk management framework and practices set forth above.
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
While our liquidity contingency planning attempts to address stressed market conditions and our status in conservatorship, we believe those plans may be difficult or impossible to execute under stressed conditions for a company of our size in our circumstances. See “Risk Factors” for a description of the risks associated with our ability to fund operations and our liquidity contingency planning.
Debt Funding
We separately present the debt from consolidations (“debt of consolidated trusts”) and the debt issued by us (“debt of Fannie Mae”) in our consolidated balance sheets. This discussion regarding debt funding focuses on the debt of Fannie Mae. We fund our business primarily through the issuance of a variety of short-term and long-term debt securities in the domestic and     international capital markets. Because debt issuance is our primary funding source, we are subject to “roll over,” or refinancing, risk on our outstanding debt.
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
Our debt funding needs and debt funding activity may vary from period to period depending on market conditions and are influenced by anticipated liquidity needs, the size of our retained mortgage portfolio and our dividend payment obligations to Treasury. See “Retained Mortgage Portfolio” for information about our retained mortgage portfolio and limits on its size.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. Until 2019, our debt limit under the senior preferred stock purchase agreement was subject to annual reductions. The limit was $346.1 billion in 2018 and for 2019 and later it is $300.0 billion. As of December 31, 2018, our aggregate indebtedness totaled $232.5 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.
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

Fannie Mae 2018 Form 10-K	105

MD&A | Liquidity and Capital Management

The chart and table below display information on outstanding short-term and long-term debt of Fannie Mae based on original contractual maturity. The total amount of debt of Fannie Mae decreased during 2018 primarily due to lower funding needs as our retained mortgage portfolio continued to decrease.

Selected Debt Information
	As of December 31,
	2017	2018
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	1.18%	2.29%
Interest rate on long-term debt, including portion maturing within one year	2.40%	2.83%
Interest rate on callable long-term debt	2.31%	2.95%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	123	163
Weighted-average maturity of debt maturing in more than one year (in months)	57	63
Other Data
Outstanding callable debt	$72.3	$64.3
Connecticut Avenue Securities debt(2)	$22.5	$25.6

(1)
Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis adjustments and fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized cost basis adjustments and fair value adjustments of $432 million and $788 million as of December 31, 2018 and 2017, respectively.

(2)
Represents CAS debt issued prior to the implementation of our CAS REMIC structure in November 2018. See “Single-Family Business—Single-Family Mortgage Credit Risk Management— Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” for information regarding our Connecticut Avenue Securities.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
For information on the maturity profile of our outstanding long-term debt for each of the years 2019 through 2023 and thereafter, see “Note 7, Short-Term and Long-Term Debt.”
Debt Funding Activity
The table below displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Fannie Mae 2018 Form 10-K	106

MD&A | Liquidity and Capital Management

The decrease in our issuances and payoffs of short- and long-term debt during 2018 compared with 2017 was primarily due to decreased funding needs as our retained mortgage portfolio decreased. Because our funding needs decreased, we did not replace all of our debt that paid off during the period with new issuances. The increase in our issuances and payoffs of short-term debt during 2017 compared with 2016 was driven by greater utilization of short-term notes with overnight maturities throughout 2017.

Activity in Debt of Fannie Mae
	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$540,686	$707,834	$588,082
Weighted-average interest rate	1.63%	0.85%	0.19%
Long-term:(1)
Amount	$22,014	$30,746	$118,516
Weighted-average interest rate	3.07%	2.47%	1.60%
Total issued:
Amount	$562,700	$738,580	$706,598
Weighted-average interest rate	1.68%	0.92%	0.42%

Paid off during the period:(2)
Short-term:
Amount	$549,184	$709,446	$624,169
Weighted-average interest rate	1.51%	0.79%	0.22%
Long-term:(1)
Amount	$58,497	$80,513	$142,826
Weighted-average interest rate	1.48%	2.44%	1.97%
Total paid off:
Amount	$607,681	$789,959	$766,995
Weighted-average interest rate	1.51%	0.96%	0.54%

(1)
Includes credit risk-sharing securities issued as CAS debt. For information on our credit risk transfer transactions, see “Single Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”

(2)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Many factors could influence our debt activity, affect the amount, mix and cost of our debt funding, reduce demand for our debt securities, increase our liquidity or roll over risk, or otherwise have a material adverse impact on our liquidity, including:

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
We believe that continued federal government support of our business, as well as our status as a government-sponsored enterprise, are essential to maintaining our access to debt funding. See “Risk Factors” for a discussion of the risks we face relating to:

•	the uncertain future of our company;

•	our reliance on the issuance of debt securities to obtain funds for our operations and the relative cost to obtain these funds;

•	our liquidity contingency plans;

•	our credit ratings; and

Fannie Mae 2018 Form 10-K	107

MD&A | Liquidity and Capital Management

•	other factors that could adversely affect our ability to obtain adequate debt funding or otherwise negatively impact our liquidity, including the factors listed above.
Also see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Housing Finance Reform” for a description of recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA.
The table below displays additional information for each category of our short-term debt based on original contractual terms.

Outstanding Short-Term Debt(1)
	2018	2017	2016
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase:
Amount outstanding, as of December 31	$—	$—	$—
Weighted-average interest rate	—%	—%	—%
Average outstanding, during the year(2)	$83	$106	$209
Weighted-average interest rate	1.08%	0.34%	—%
Maximum outstanding, during the year(3)	$1,500	$1,138	$2,090

Total short-term debt of Fannie Mae:
Amount outstanding, as of December 31	$24,896	$33,377	$34,995
Weighted-average interest rate	2.29%	1.18%	0.49%
Average outstanding, during the year(2)	$23,237	$29,545	$51,061
Weighted-average interest rate	1.73%	0.85%	0.37%
Maximum outstanding, during the year(3)	$37,446	$39,317	$67,444

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding has been calculated using daily balances.

(3)	Maximum outstanding represents the highest daily outstanding balance during the year.
Contractual Obligations
The table below displays, by remaining maturity, our future cash obligations related to our long-term debt, announced calls, operating leases, purchase obligations and other material non-cancelable contractual obligations. This table excludes certain contractual obligation transactions that could significantly affect our short- and long-term liquidity and capital resource needs. These transactions, which are listed below, are excluded because they involve future cash payments that are considered uncertain and may vary based upon future conditions.

•	Future payments of principal and interest related to debt securities of consolidated trusts;

•
Future payments associated with our CIRT and CAS REMIC transactions, because the amount and timing of such payments are contingent upon the occurrence of future credit and prepayment events on the related reference pool of mortgage loans and are therefore uncertain;

•
Future payments related to our interest rate risk management derivatives that may require cash settlement in future periods, because the amount and timing of such payments are dependent upon items such as changes in interest rates; and

•
Future payments on our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2018, see “Total Book of Business” and “Off-Balance Sheet Arrangements.”

Fannie Mae 2018 Form 10-K	108

MD&A | Liquidity and Capital Management

Contractual Obligations
	Payment Due by Period as of December 31, 2018
	Total	Less than 1 Year	1 to < 3 Years	3 to 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations(1)	$207,178	$61,622	$74,251	$13,838	$57,467
Contractual interest on long-term obligations	36,813	5,322	8,214	6,456	16,821
Operating lease obligations(2)	826	52	116	109	549
Purchase obligations:
Mortgage commitments(3)	46,227	46,227	—	—	—
Other purchase obligations(4)	181	90	89	2	—
Other liabilities reflected in the consolidated balance sheet(5)	1,349	960	360	15	14
Total contractual obligations	$292,574	$114,273	$83,030	$20,420	$74,851

(1)
Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $413 million.

(2)	Includes amounts related to office buildings and equipment leases.

(3)	Includes on- and off-balance sheet commitments to purchase mortgage loans and mortgage-related securities.

(4)	Includes unconditional purchase obligations that are subject to a cancellation penalty for certain telecommunications services, software and computer services, and other agreements.

(5)
Includes unrecognized tax benefits, cash received as collateral and future cash payments due under our contractual obligations to fund low-income housing tax credit partnership investments and other partnerships that are unconditional and legally binding, which are included in our consolidated balance sheets under “Other liabilities.”

Equity Funding
As a result of the covenants under the senior preferred stock purchase agreement, Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding and the uncertainty regarding our future, we effectively no longer have access to equity funding except through draws under the senior preferred stock purchase agreement. For a description of the funding available and the covenants under the senior preferred stock purchase agreement, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.”

Fannie Mae 2018 Form 10-K	109

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. Consistent with our liquidity framework and practices, we hold highly liquid investments in our other investments portfolio, which we use to limit our exposure to market stress or liquidity disruptions. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed income markets, and our liquidity risk management framework and practices.
Other Investments Portfolio
(Dollars in billions)
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
In June 2018, upon reexamining the terms of our subordinated debt, S&P revised its rating on our outstanding rated subordinated debt from "AA-" to "AA" and announced that it was withdrawing its rating on our subordinated debt program because the program is no longer active.

Fannie Mae 2018 Form 10-K	110

MD&A | Liquidity and Capital Management

The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
December 31, 2018
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Subordinated debt	AA	Aa2	AA-
Preferred stock	D	Ca	C/RR6
Outlook	Stable	Stable	Stable
	(for Long-Term Senior Debt and Subordinated Debt)	(for Long-Term Senior Debt and Preferred Stock)	(for AAA rated Long-Term Issuer Default Ratings)
We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded.
Cash Flows
Year Ended December 31, 2018. Cash, cash equivalents and restricted cash decreased by $10.8 billion from $60.3 billion as of December 31, 2017 to $49.4 billion as of December 31, 2018. The decrease was primarily driven by cash outflows from (1) the purchase of Fannie Mae MBS from third parties, (2) the redemption of funding debt, which outpaced issuances due to lower funding needs, (3) the acquisition of delinquent loans out of our MBS trusts and (4) the net increase in federal funds sold and securities purchased under agreements to resell or similar arrangements.
Partially offsetting these cash outflows were primarily cash inflows from (1) the sale of Fannie Mae MBS to third parties, (2) proceeds from repayments and sales of loans of Fannie Mae and (3) the sale of our REO inventory.
Year Ended December 31, 2017. Cash, cash equivalents and restricted cash decreased by $1.9 billion from $62.2 billion as of December 31, 2016 to $60.3 billion as of December 31, 2017. The decrease was primarily driven by cash outflows from (1) the purchase of Fannie Mae MBS from third parties and (2) the redemption of funding debt, which outpaced issuances due to lower funding needs.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We report GAAP net worth and the deficit of our core capital over statutory minimum capital in our periodic reports on Form 10-Q and Form 10-K. For a discussion of our current and proposed capital requirements, see “Business—Charter Act and Regulation—GSE Act and Other Regulation—Capital.”
Capital Activity
We received $3.7 billion from Treasury during the first quarter of 2018 pursuant to the senior preferred stock purchase agreement, which eliminated our net worth deficit as of December 31, 2017. A fourth quarter 2018 dividend of $4.0 billion on the senior preferred stock was declared by FHFA and subsequently paid by us to Treasury on December 31, 2018, resulting in aggregate senior preferred stock dividends paid in 2018 of $9.4 billion. The terms of our senior preferred stock provide for quarterly dividends to accumulate at a rate equal to our net worth less an applicable capital reserve amount, which was $3.0 billion for dividend periods in 2018.
As a result of the “net worth sweep” dividend we pay to Treasury each quarter, we cannot retain capital from the earnings generated by our business operations. We expect to pay Treasury a first quarter 2019 dividend of $3.2 billion by March 31, 2019 based on our net worth of $6.2 billion as of December 31, 2018.
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. As of the date of this filing, the amount of remaining funding under our senior preferred stock purchase agreement is $113.9 billion. If we were to draw additional funds from Treasury under the agreement with respect to a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw.

Fannie Mae 2018 Form 10-K	111

MD&A | Liquidity and Capital Management

Dividend payments we make to Treasury do not restore or increase the amount of funding available to us from Treasury under the agreement.
See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” for a discussion of the risks associated with the limit on our capital reserves.
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
Our off-balance sheet exposure to credit losses is primarily related to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. This exposure was $21.1 billion as of December 31, 2018 and $25.1 billion as of December 31, 2017.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.

•
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $8.3 billion as of December 31, 2018 and $9.2 billion as of December 31, 2017. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.

•
We make investments in various limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities. When we are not the primary beneficiary, our consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities.

•
Upon implementation of the Single Security Initiative in June 2019, we expect to resecuritize securities that are guaranteed by Freddie Mac. As part of these transactions, we will guarantee to the resecuritization trust that we will supplement amounts received from the underlying Freddie Mac-guaranteed securities as required to permit timely payment of principal and interest on the certificates issued by the resecuritization trust. Accordingly, these resecuritizations will increase our off-balance sheet exposure to the extent that the certificates issued by the resecuritization trust are held by third parties.

Fannie Mae 2018 Form 10-K	112

MD&A | Risk Management

Risk Management

We manage the risks that arise from our business activities through our enterprise risk management program. Our risk management activities are based on principles aligned with the principles set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Enterprise Risk Management (“ERM”): Integrating with Strategy and Performance framework.
We are exposed to the following major risk categories:

•
Credit Risk. Credit risk is the risk of loss arising from another party’s failure to meet its contractual obligations. For financial securities or instruments, credit risk is the risk of not receiving principal, interest or other financial obligation on a timely basis. Our credit risk exposure exists primarily in connection with our total book of business and our institutional counterparties.

•
Market Risk. Market risk is the risk of loss resulting from changes in the economic environment. This includes interest rate risk, which is the risk that changes in interest rates will result in adverse changes in the value of our assets or liabilities or our future earnings. It also includes spread risk, which can result in losses from changes in the spreads between our mortgage assets and our debt and derivatives we use to hedge our position.

•
Liquidity and Funding Risk. Liquidity and funding risk is the risk to our financial condition and resilience associated with the inability to meet obligations when they come due, including risk associated with the inability to access funding sources or manage fluctuations in funding levels.

•
Operational Risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk includes cyber/information security risk, third-party risk and model risk.

We are also exposed to these additional risk categories:

•
Strategic Risk. Strategic risk is the risk of loss resulting from an unsuccessful business plan or strategy. This risk is a function of the compatibility of the strategic goals, the business strategies developed to achieve those goals, the resources deployed, external market forces and the quality of implementation.

•
Compliance Risk. Compliance risk is the risk to our financial condition and resilience arising from violations of laws or regulations, or from nonconformance with prescribed practices, MBS trust terms, internal policies and procedures, or ethical standards. Compliance risk can result in fines, civil money penalties, payment of damages, and the voiding of contracts, as well as a diminished reputation.

•
Reputational Risk. Reputational risk is the risk that an action would result in substantial negative publicity regarding our business practices and may cause a decline in public perception and our customer base, costly litigation, revenue reductions, or a comprehensive loss, or otherwise be likely to cause negative publicity to us.

For a more detailed discussion of these and other risks that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, see “Risk Factors.”

Fannie Mae 2018 Form 10-K	113

MD&A | Risk Management

Components of Risk Management
Our risk management program is comprised of five inter-related components that are designed to work together as a comprehensive risk management system aimed at enhancing our performance.

Fannie Mae 2018 Form 10-K	114

MD&A | Risk Management

Risk Management Governance
We manage risk by using the industry standard “three lines of defense” structure. Our Board of Directors and management-level risk committees are also integral to our risk management program.

Governance

Board of Fannie Mae

- Oversees our enterprise risk management program and its alignment with our strategy and business objectives
- Approves Board-level risk policies, risk appetite and risk limits
- Delegates authorities to the Chief Executive Officer and management-level risk committees
- Certain activities require conservator approval

Risk Policy & Capital Committee

- Assists the Board in overseeing enterprise risk management and recommends for Board approval Board-level risk policies, risk appetite and risk limits

Audit Committee

- Reviews the system of internal controls we rely on to provide reasonable assurance of compliance with our enterprise risk management processes

Management-Level Risk Committees

- Consist of our business unit risk committees, our enterprise-wide risk committee, and our committees for assets and liabilities, capital, operational risk, third-party risk, model risk oversight and technology risk
- Include members of management from the first, second and third lines of defense functions
- Approve management-level policies, establish risk parameters and recommend risk policies
- Provide a cross-functional forum for discussing and documenting risks and responses
- Review risk decisions that are not in the ordinary course of business or that may result in new or unusual risk exposure

---

Lines of Defense

Business Units & Operations

First Line: *Generate, own, and manage risks*

- Responsible for identifying, assessing, responding to, monitoring, and reporting on risks arising from group operations, activities and systems
- Conform to the risk appetite, policies, standards, and limits or thresholds approved by FHFA, the Board and the relevant management-level risk committees

ERM, Compliance & Ethics, Support Functions

Second Line: *Independent monitoring and oversight of risk*

- Consists of groups responsible for independent risk management oversight and monitoring, such as Enterprise Risk Management and Compliance & Ethics
- Also includes independent support functions such as Finance (including SOX), Legal, and Human Resources

Internal Audit

Third Line: *Independent assurance*

- An independent, objective assurance and advisory function
- Provides an independent evaluation of the effectiveness of internal controls employed by management

Mortgage Credit Risk Management
Mortgage credit risk arises from the risk of loss resulting from the failure of a borrower to make required mortgage payments. We are exposed to credit risk on our book of business because we either hold mortgage assets, have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets or have provided other credit enhancements on mortgage assets. For more information on our single-family credit risk management, see “Single-Family Business—Single-Family Mortgage Credit Risk Management.” For a discussion of our multifamily mortgage credit risk management, see “Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Institutional Counterparty Credit Risk Management
Overview
Institutional counterparty credit risk is the risk of loss resulting from the failure of an institutional counterparty to fulfill its contractual obligations to us. Our primary exposure to institutional counterparty credit risk exists with our:

•	credit guarantors, including mortgage insurers, reinsurers and multifamily lenders with risk sharing arrangements;

•	mortgage sellers and servicers;

•	financial institutions that issue investments included in our other investments portfolio; and

•	derivatives counterparties.

Fannie Mae 2018 Form 10-K	115

MD&A | Risk Management

We routinely enter into a high volume of transactions with counterparties in the financial services industry resulting in a significant credit concentration with respect to this industry. We also may have multiple exposures to particular counterparties, as many of our institutional counterparties perform several types of services for us. Accordingly, if one of these counterparties were to default on its obligations to us, it could harm our business and financial results in a variety of ways. Our overall objective in managing institutional counterparty credit risk is to maintain individual and portfolio-level counterparty exposures within acceptable ranges based on our risk-based rating system. We achieve this objective through the following:

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
Establishment and Observance of Counterparty Eligibility Standards
The institutions with which we do business vary in size, complexity and geographic footprint. Because of this, counterparty eligibility criteria vary depending upon the type and magnitude of the risk exposure incurred. We use a risk-based approach to assess the credit risk of our counterparties through regular examination of their financial statements, confidential communication with the management of those counterparties and regular monitoring of publicly available credit rating information. This and other information is used to develop proprietary credit rating metrics that we use to assess credit quality. Factors including corporate or third-party support or guaranties, our knowledge of the counterparty and its management, reputation, quality of operations and experience are also important in determining the initial and continuing eligibility of a counterparty.
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
Actions we take to manage this risk include:

•	Maintaining financial and operational eligibility requirements that an insurer must meet to become and remain a qualified mortgage insurer.

•
Regularly monitoring our exposure to individual mortgage insurers and mortgage insurer credit ratings. Our monitoring of mortgage insurers includes in-depth financial reviews and analyses of the insurers’ portfolios and capital adequacy under hypothetical stress scenarios.

•	Requiring certification and supporting documentation annually from each mortgage insurer.

Fannie Mae 2018 Form 10-K	116

MD&A | Risk Management

•	Performing periodic reviews of mortgage insurers to confirm compliance with eligibility requirements and to evaluate their management, control and underwriting practices.
In describing our mortgage insurance coverage, “insurance in force” refers to the unpaid principal balance of single-family loans in our guaranty book of business covered under the applicable mortgage insurance policies. Our total mortgage insurance in force was $598.7 billion, or 21% of our single-family guaranty book of business, as of December 31, 2018, compared with $544.7 billion, or 19% of our single-family guaranty book of business, as of December 31, 2017.
“Risk in force” refers to the maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy. As of December 31, 2018, our total mortgage insurance risk in force was $152.8 billion, or 5% of our single-family guaranty book of business, compared with $138.5 billion, or 5% of our single-family guaranty book of business, as of December 31, 2017.
Our total mortgage insurance in force and risk in force excludes insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals.
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

(2)
Genworth Financial, Inc., the ultimate parent company of Genworth Mortgage Insurance Corp., is in the process of being acquired by China Oceanwide Holdings Group Co., Ltd. We have approved the acquisition subject to specified conditions, including Genworth Financial, Inc. receiving all required and outstanding regulatory approvals. Upon acquisition, Genworth Mortgage Insurance Corp. will continue to be subject to our ongoing review and private mortgage insurer eligibility requirements.

Of our total risk in force coverage, 3% as of December 31, 2018, compared with 4% as of December 31, 2017, was held with three mortgage insurers that are in run-off, and therefore are no longer approved to write new insurance with us. See “Risk Factors” for a discussion of the risks to our business of claims under our mortgage insurance policies not being paid in full or at all, including the risks associated with our three mortgage insurance counterparties that are in run-off.
FHFA’s 2018 conservatorship scorecard directed Fannie Mae and Freddie Mac to evaluate the companies’ existing private mortgage insurer eligibility requirements (“PMIERs”) and consider whether changes or updates would be appropriate. The PMIERs set the standards and guidelines that a private mortgage insurer must meet and maintain to be an approved insurer eligible to write mortgage insurance on loans acquired by Fannie Mae. The PMIERs are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. At FHFA’s direction, we and Freddie Mac completed our analysis of the PMIERs and, after consulting with our mortgage insurer counterparties, published revised PMIERs in September 2018. The revised PMIERs include certain changes to the risk-based asset requirements, enhancements to the treatment of approved risk transfer transactions, and adjustments to risk transfer credit arising from counterparty risk associated with reinsurance transactions. Many of the changes contained in the update were previously

Fannie Mae 2018 Form 10-K	117

MD&A | Risk Management

announced through guidance. The revised PMIERs will become effective on March 31, 2019 for existing approved private mortgage insurers and are effective immediately for any new mortgage insurer applicant.
Reinsurers
We use CIRT deals to transfer credit risk on a pool of loans to an insurance provider that retains the risk, or to an insurance provider that simultaneously cedes all of its risk to one or more reinsurers. In CIRT transactions, we select the insurance providers and approve the allocation of coverage that may be simultaneously transferred to reinsurers by a direct provider of our CIRT insurance coverage. We take certain steps to increase the likelihood that we will recover on the claims we file with the insurers, including the following:

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
CIRT Counterparty Concentration

Top 5	Others

•	As of December 31, 2018, our CIRT counterparties had a maximum liability to us of $7.7 billion.

•	As of December 31, 2018, $2.2 billion in liquid assets securing CIRT counterparties’ obligations were held in trust accounts.

•	Our top five CIRT counterparties had a maximum liability to us of $3.7 billion as of December 31, 2018, compared with $3.1 billion as of December 31, 2017.
Our CIRT counterparty credit concentration decreased in 2018 as we attracted and expanded participation with additional approved reinsurers that wrote us new CIRT coverage. For information on our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”

Fannie Mae 2018 Form 10-K	118

MD&A | Risk Management

Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with multifamily lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on multifamily loans was $71.8 billion as of December 31, 2018, compared with $63.4 billion as of December 31, 2017. As of December 31, 2018 and 2017, 44% and 43% of our maximum potential loss recovery on multifamily loans was from four DUS lenders.
As noted above in “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2018, approximately 33% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 34% as of December 31, 2017. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Mortgage Servicers and Sellers
Mortgage Servicers
The primary risk associated with mortgage servicers that service the loans in our guaranty book of business is that they will fail to fulfill their servicing obligations. See “Single-Family Business—Single-Family Primary Business Activities—Single-Family Mortgage Servicing” and “Multifamily Business—Multifamily Primary Business Activities—Multifamily Mortgage Servicing” for more discussion on the services performed by our mortgage servicers.
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
We mitigate these risks in several ways, including:

•	establishing minimum standards and financial requirements for our servicers;

•	monitoring financial and portfolio performance as compared with peers and internal benchmarks; and

•	for our largest mortgage servicers, conducting periodic on-site and financial reviews to confirm compliance with servicing guidelines and mortgage servicing performance.
We may take one or more of the following actions to mitigate our credit exposure to mortgage servicers that present a higher risk:

•	require a guaranty of obligations by higher-rated entities;

•	transfer exposure to third parties;

•	require collateral;

•	establish more stringent financial requirements;

•	work on-site with underperforming major servicers to improve operational processes; and

•	suspend or terminate the selling and servicing relationship if deemed necessary.
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

Fannie Mae 2018 Form 10-K	119

MD&A | Risk Management

The charts below display the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers.
Single-Family Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

•	As of December 31, 2018 and 2017, Wells Fargo, N.A., together with its affiliates, serviced approximately 18% of our single-family guaranty book of business.
The charts below display the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers.
Multifamily Mortgage Servicer Concentration

Top 5	Others

•	As of December 31, 2018 and 2017, Wells Fargo, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business.
Repurchase Requests
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. In addition, we acquire a portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. Failure by a significant mortgage

Fannie Mae 2018 Form 10-K	120

MD&A | Risk Management

seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Repurchase Requests,” for additional information regarding repurchase requests.
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
As of December 31, 2018, our other investments portfolio totaled $94.0 billion and included $35.5 billion of U.S. Treasury securities. As of December 31, 2017, our other investments portfolio totaled $80.8 billion and included $29.2 billion of U.S. Treasury securities. We mitigate our risk by monitoring the credit risk position of our other investments portfolio. As of December 31, 2018, we held $8.0 billion in overnight unsecured deposits with six financial institutions, compared with $5.3 billion held with four financial institutions as of December 31, 2017. The short-term credit ratings for each of these financial institutions by S&P, Moody’s and Fitch were at least A-1 or the Moody’s or Fitch equivalent of A-1.
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
Historically, our risk management derivative transactions have been made pursuant to bilateral contracts with a specific counterparty governed by the terms of an International Swaps and Derivatives Association Inc. master agreement. Pursuant to regulations implementing the Dodd-Frank Act, we are required to submit certain categories of interest rate swaps to a derivatives clearing organization. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions.
Actions we take to manage our derivative counterparty credit exposure relating to our OTC derivative transactions include:

•	Entering into enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty; and

•	Requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
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
As of December 31, 2018 and 2017, we had thirteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these OTC counterparties, and the highest concentration by total outstanding notional amount was approximately 8% as of December 31, 2018 and 2017.
Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure to credit loss on derivative instruments was $57 million as of December 31, 2018 and $21 million as of December 31, 2017.

Fannie Mae 2018 Form 10-K	121

MD&A | Risk Management

See “Note 8, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2018 and 2017.
Other Counterparties
Counterparty Credit Exposure arising from the Single Security Initiative
The Single Security Initiative will increase our credit exposure to Freddie Mac, as investors will be able to commingle Fannie Mae UMBS and Freddie Mac UMBS in resecuritizations. When we resecuritize Freddie Mac UMBS, our guaranty of principal and interest would extend to the underlying Freddie Mac UMBS. For more information on this increased credit risk exposure to Freddie Mac, see the discussion of the Single Security Initiative in “Risk Factors—GSE and Conservatorship Risk.”
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
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. We are also the beneficiary of financial guarantees on loans and securities provided by Freddie Mac, the federal government and its agencies. See “Note 13, Concentrations of Credit Risk—Other Concentrations” for a further discussion of our exposure to financial guarantors.
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

Fannie Mae 2018 Form 10-K	122

MD&A | Risk Management

Market Risk Management, Including Interest Rate Risk Management
We are subject to market risk, which includes interest rate risk and spread risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk that changes in interest rates will result in adverse changes in the value of our assets or liabilities or our future earnings. Spread risk can result from changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position.
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
We have not actively managed or hedged our spread risk, which would include the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets, other than through asset monitoring and disposition. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. See “Risk Factors” for a discussion of the risks to our business posed by changes in interest rates and changes in spreads.
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

Fannie Mae 2018 Form 10-K	123

MD&A | Risk Management

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

•
Futures. These are standardized exchange-traded contracts that either obligate a buyer to buy an asset or a seller to sell an asset, in each case at a predetermined date and price. The types of futures contracts we enter into include Eurodollar, U.S. Treasury and swaps.

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

Fannie Mae 2018 Form 10-K	124

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

•	A 50 basis point shift in interest rates;

•	A 25 basis point change in the slope of the yield curve.
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

Fannie Mae 2018 Form 10-K	125

MD&A | Risk Management

The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended December 31, 2018 and 2017.
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
	2018	2017
	(Dollars in millions)
Rate level shock:
-100 basis points	$(286)	$(44)
-50 basis points	(119)	(21)
+50 basis points	48	(29)
+100 basis points	29	(122)

Rate slope shock:
-25 basis points (flattening)	(7)	(17)
+25 basis points (steepening)	6	17

	For the Three Months Ended December 31(1)(3)
	2018			2017
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	(0.01)	$(8)	$(65)	0.02	$(11)	$(48)
Minimum	(0.07)	(18)	(119)	(0.01)	(18)	(112)
Maximum	0.05	(1)	(40)	0.06	—	(14)
Standard deviation	0.02	4	17	0.02	5	23

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last business day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero years in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of December 31, 2018 and 2017. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.

Fannie Mae 2018 Form 10-K	126

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

Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of December 31,(1)
	2018	2017
	(Dollars in millions)
Before derivatives	$(535)	$(520)
After derivatives	48	(29)
Effect of derivatives	583	491

(1)	Measured on the last business day of each period presented.
Liquidity and Funding Risk Management
See “Liquidity and Capital Management” for a discussion of how we manage liquidity and funding risk.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Our corporate operational risk framework aligns with our Enterprise Risk policy, as well as the COSO Enterprise Risk Management framework, and has evolved based on the changing needs of our businesses and FHFA regulatory guidance. The Operational Risk Management group is responsible for overseeing and monitoring compliance with our operational risk program’s requirements. Operational Risk Management works in conjunction with other second line of defense teams, such as Compliance and Ethics, to oversee and aggregate the full range of operational risks, including fraud, resiliency, business interruptions, processing errors, damage to physical assets, workplace safety, and employment practices. To quantify our operational risk exposure, we rely on the Basel Standardized Approach, which is based on a percentage of gross income. In addition, where appropriate, we purchase insurance policies to mitigate the impact of operational losses.
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

Fannie Mae 2018 Form 10-K	127

MD&A | Risk Management

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
Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies.”
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

Fannie Mae 2018 Form 10-K	128

MD&A | Critical Accounting Policies and Estimates

highly structured, complex derivative instruments. We provide a detailed discussion of our Level 3 assets and liabilities, including the valuation techniques and significant unobservable inputs used to measure the fair value of these instruments, in “Note 15, Fair Value.”
Allowance for Loan Losses
We maintain an allowance for loan losses for loans classified as held for investment, including both loans held in our portfolio and loans held in consolidated Fannie Mae MBS trusts. This amount represents probable losses incurred related to loans on our consolidated balance sheets, including concessions granted to borrowers upon modifications of their loans, as of the balance sheet date.
The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our loans held for investment. Our allowance for loan losses consists of a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans.
We have an established process, using analytical tools and benchmarks, to determine our loss reserves. Our process for determining our loss reserves is complex and involves significant management judgment. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. We continually monitor prepayment, delinquency, modification, default and loss severity trends and periodically make changes in our historically developed assumptions and estimates as necessary to better reflect present conditions, including current trends in borrower risk, general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment. We also consider the recoveries that we expect to receive on mortgage insurance and other loan-specific credit enhancements entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction, as such recoveries reduce the severity of the loss associated with defaulted loans.
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
We establish a collective single-family loss reserve for all other single-family loans in our single-family guaranty book of business using a model that estimates the probability of default on these loans to derive a loss reserve estimate given multiple factors such as: origination year, mark-to-market LTV ratio, delinquency status and loan product type. The loss severity estimates we use in determining our loss reserves reflect current available information on actual events and conditions as of each balance sheet date, including current home prices. Our loss severity estimates do not incorporate assumptions about future changes in home prices. We do, however, use recent regional historical sales and appraisal information, including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories.
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

Fannie Mae 2018 Form 10-K	129

MD&A | Critical Accounting Policies and Estimates

expect to receive. When a multifamily loan is deemed individually impaired because we have modified it, we measure the impairment based on the difference between our recorded investment in the loan and the present value of expected cash flows discounted at the loan’s original interest rate unless foreclosure is probable, in which case we measure impairment the same way we measure it for other individually impaired multifamily loans.
Impact of Future Adoption of New Accounting Guidance

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in “Note 1, Summary of Significant Accounting Policies.”
Glossary of Terms Used in This Report

Terms used in this report have the following meanings, unless the context indicates otherwise.
“Acquired credit-impaired loans” refers to loans we have acquired for which there is evidence of credit deterioration since origination and for which it is probable we will not be able to collect all of the contractually due cash flows. We record our net investment in such loans at the lower of the acquisition cost of the loan or the estimated fair value of the loan at the date of acquisition. Typically, loans we acquire from our unconsolidated MBS trusts pursuant to our option to purchase upon default meet these criteria. Because we acquire these loans from our MBS trusts at par value plus accrued interest, to the extent the par value of a loan exceeds the estimated fair value at the time we acquire the loan, we record the related fair value loss as a charge against the “Reserve for guaranty losses.”
“Advisory Bulletin” refers to FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.”
“Agency mortgage-related securities” refers to mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
“Alt-A mortgage loan” or “Alt-A loan” generally refers to a mortgage loan originated under a lender’s program offering reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans have a higher risk of default than non-Alt-A mortgage loans. We classify certain loans as Alt-A so that we can discuss our exposure to Alt-A loans in this report and elsewhere. However, there is no universally accepted definition of Alt-A loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if and only if the lenders that delivered the mortgage loans to us classified the loans as Alt-A, based on documentation or other product features. We have loans with some features that are similar to Alt-A mortgage loans that we have not classified as Alt-A because they do not meet our classification criteria. We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Single-Family Business—Single-Family Mortgage Credit Risk Management,” “Note 3, Mortgage Loans.” We have classified private-label mortgage-related securities held in our retained mortgage portfolio as Alt-A if the securities were labeled as such when issued.
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
“Connecticut Avenue Securities” or “CAS” refers to a type of security that allows Fannie Mae to transfer a portion of the credit risk from loan reference pools, consisting of certain single-family mortgage loans in our single-family guaranty book of business, to third-party investors.
“Connecticut Avenue Securities REMICs” or “CAS REMICs” refers to Connecticut Avenue Securities that are structured as notes issued by trusts that qualify as REMICs.

Fannie Mae 2018 Form 10-K	130

MD&A | Glossary of Terms Used in This Report

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
“FHFA” refers to the Federal Housing Finance Agency. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks. FHFA is our safety and soundness regulator and our mission regulator. FHFA also has been acting as our conservator since September 6, 2008. For more information on FHFA’s authority as our conservator and as our regulator, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Charter Act and Regulation—GSE Act and Other Regulation.”
“GSE Act” refers to the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008. We are subject to regulation applicable to us pursuant to the GSE Act, as described in “Business—Charter Act and Regulation.”
“Guaranty book of business” refers to the sum of the unpaid principal balance of: (1) Fannie Mae MBS outstanding; (2) mortgage loans of Fannie Mae; and (3) other credit enhancements that we provide on mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.
“HARP loans” refer to loans we acquired through the Home Affordable Refinance Program (“HARP”), which allowed eligible Fannie Mae borrowers with high LTV ratio loans to refinance into more sustainable loans.
“HFI loans” or “held for investment loans” refer to mortgage loans we acquire for which we have the ability and intent to hold for the foreseeable future or until maturity.
“HFS loans” or “held for sale loans” refer to mortgage loans we acquire that we intend to sell or securitize via trusts that will not be consolidated.
“Intermediate-term loans” are loans with maturities at origination equal to or less than 15 years.
“Loans,” “mortgage loans” and “mortgages” refer to both whole loans and loan participations, secured by residential real estate, cooperative shares or by manufactured housing units.
“Loss reserves” consists of our allowance for loan losses and reserve for guaranty losses. Our loss reserves reflects our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans.
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
“Refi Plus loans” refers to loans we acquired under our Refi Plus initiative, which offered refinancing flexibility to eligible Fannie Mae borrowers who were current on their loans and who applied prior to the initiative’s December 31, 2018 sunset date. Refi Plus had no limits on maximum LTV ratio and provided mortgage insurance flexibilities for loans with LTV ratios greater than 80%.

Fannie Mae 2018 Form 10-K	131

MD&A | Glossary of Terms Used in This Report

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
“Retained mortgage portfolio” refers to the mortgage-related assets we own (excluding the portion of assets that back mortgage-related securities owned by third parties).
“Single-family mortgage loan” refers to a mortgage loan secured by a property containing four or fewer residential dwelling units.
“Structured Fannie Mae MBS” refers to Fannie Mae MBS that are resecuritizations of other Fannie Mae MBS.
“Subprime private-label mortgage securities” generally refers to private-label mortgage-related securities held in our retained mortgage portfolio that were labeled as subprime when issued.
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
“Total book of business” refers to the sum of the unpaid principal balance of: (1) Fannie Mae MBS outstanding; (2) mortgage loans of Fannie Mae; (3) non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio; and (4) other credit enhancements that we provide on mortgage assets.
“Uniform Mortgage-Backed Securities” or “UMBS” refers to the securities Fannie Mae and Freddie Mac will issue pursuant to the Single Security Initiative discussed in “Business—Mortgage Securitizations.”
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

Fannie Mae 2018 Form 10-K	132

Controls and Procedures

procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2018, the end of the period covered by this report. As a result of management’s evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2018 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2018 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2018 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Management’s Report on Internal Control Over Financial Reporting
Overview
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s assessment of our internal control over financial reporting as of December 31, 2018 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018. This report is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Fannie Mae 2018 Form 10-K	133

Controls and Procedures

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
Management has determined that we continued to have the following material weakness as of December 31, 2018 and as of the date of filing this report:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2018 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2018 Form 10-K, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the 2018 Form 10-K, and it was not aware of any material misstatements or omissions in the 2018 Form 10-K and had no objection to our filing the 2018 Form 10-K.

•	Our senior management meets regularly with senior leadership at FHFA, including, but not limited to, the Acting Director.

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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2018 have been prepared in conformity with GAAP.

Fannie Mae 2018 Form 10-K	134

Controls and Procedures

Changes in Internal Control Over Financial Reporting
Overview
Management has evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since September 30, 2018 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae 2018 Form 10-K	135

Controls and Procedures

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.
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

Fannie Mae 2018 Form 10-K	136

Controls and Procedures

be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•
Disclosure Controls and Procedures - The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency (as conservator) that is needed to meet their disclosure obligations under the federal securities laws as they relate to financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP

McLean, Virginia
February 14, 2019

Fannie Mae 2018 Form 10-K	137

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
As discussed in more detail below under “Corporate Governance—Conservatorship and Board Authorities,” FHFA, as conservator, appointed an initial group of directors to our Board following our entry into conservatorship, provided the Board with the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. The Nominating and Corporate Governance Committee of the Board evaluates the qualifications of individual directors on an annual basis. In its assessment of current directors and evaluation of potential candidates for director, the Nominating and Corporate Governance Committee considers, among other things, whether the Board as a whole possesses meaningful experience, qualifications, attributes and skills in the following subject areas: business; finance; capital markets; accounting; risk management; public policy; mortgage lending; real estate; low-income housing; homebuilding; the regulation of financial institutions; and technology. See “Corporate Governance—Composition of Board of Directors” below for further information on the factors the Nominating and Corporate Governance Committee considers in evaluating and selecting Board members.

Amy E. Alving

Age 56 Independent director since October 2013 Board committees: • Nominating and Corporate Governance (Vice Chair) • Risk Policy and Capital • Strategic Initiatives and Technology (Chair)
Dr. Alving served as Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), now known as Leidos Holdings, Inc., a scientific, engineering and technology applications company, from 2007 to 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota. Dr. Alving is currently a member of the Board of Directors of DXC Technology Company, where she serves as a member of the Nominating/Governance Committee. Dr. Alving is also a current member of the Board of Directors of Arconic Inc., where she serves as a member of the Compensation and Benefits Committee and the Governance and Nominating Committee, and chairs the Cybersecurity Advisory Subcommittee. Dr. Alving previously served on the Board of Directors of Arconic from November 2016 to May 2017 and rejoined the Board of Directors of Arconic in May 2018. From 2010 to August 2015, Dr. Alving was a member of the Board of Directors of Pall Corporation, where she served as a member of the Audit Committee and the Nominating/Governance Committee. In addition, she is a member of the Defense Science Board.

Fannie Mae 2018 Form 10-K	138

Directors, Executives Officers and Corporate Governance | Directors

Hugh R. Frater

Age 63 Director since January 2016 Interim Chief Executive Officer since October 2018
Prior to his appointment as Interim Chief Executive Officer of Fannie Mae in October 2018, Mr. Frater had been an independent director of Fannie Mae beginning in January 2016, where he most recently served on the Audit Committee and the Risk Policy and Capital Committee. Mr. Frater also serves as Non-Executive Chairman of the Board of VEREIT, Inc. and as a director of ABR Reinsurance Capital Holdings Ltd. Mr. Frater previously worked at Berkadia Commercial Mortgage LLC (“Berkadia”), a commercial real estate company providing comprehensive capital solutions and investment sales advisory and research services for multifamily and commercial properties. He served as Chairman of Berkadia from April 2014 to December 2015 and he served as Chief Executive Officer of Berkadia from 2010 to April 2014. From 2007 to 2010, Mr. Frater was the Chief Operating Officer of Good Energies, Inc., and from 2004 to 2007, Mr. Frater was an Executive Vice President at The PNC Financial Services Group, Inc., where he led the real estate division. Mr. Frater was a Founding Partner and Managing Director of BlackRock, Inc. from 1988 to 2004, where he led the real estate practice. Mr. Frater serves on the MBA Real Estate Program Advisory Board at the Columbia University Graduate School of Business and is also a member of its Board of Overseers.

Renee Lewis Glover

Age 69 Independent director since January 2016 Board committees: • Nominating and Corporate Governance (Chair) • Strategic Initiatives and Technology
Ms. Glover is the Founder and Managing Member of The Catalyst Group, LLC, a national consulting firm focused on urban revitalization, real estate development and community building, urban policy, and business transformation. Ms. Glover is currently a member of the Board of Trustees of Enterprise Community Partners, Inc., where she serves on the Audit Committee and the Compensation and Human Resources Committee. Ms. Glover served on the Board of Directors of Habitat for Humanity International from 2006 to November 2015, including serving as Chair of the Board of Directors from 2013 to November 2015. Committees on which she served during her time as a member of the Board of Directors of Habitat for Humanity International included the Audit Committee, Finance Committee, Operations Committee and Executive Committee. Ms. Glover served as a member of the Board of Directors of the Federal Reserve Bank of Atlanta from 2009 to 2014, where she served on the Audit and Operational Risk Committee. She also served as a Commissioner of the Bipartisan Policy Center Housing Commission from 2011 to September 2014. The Commission was responsible for developing a set of bipartisan recommendations concerning federal housing policy and housing finance. Ms. Glover served as president and chief executive officer of the Atlanta Housing Authority and its affiliates from 1994 to 2013. Prior to joining the Atlanta Housing Authority, Ms. Glover was a corporate finance attorney in Atlanta and New York. Ms. Glover served on the Board of Trustees of Starwood Waypoint Homes from February 2017 to November 2017, where she served on the Nominating and Corporate Governance Committee and the Audit Committee. Ms. Glover serves on the Advisory Board of the Penn Institute for Urban Research.

Michael J. Heid

Age 61 Independent director since May 2016 Board committees: • Audit (Vice Chair) • Compensation
Mr. Heid served as Executive Vice President (Home Lending) of Wells Fargo & Company from 1997 to January 2016. He served in a number of positions at Wells Fargo Home Mortgage, the mortgage banking division of Wells Fargo, including as

Fannie Mae 2018 Form 10-K	139

Directors, Executives Officers and Corporate Governance | Directors

president from 2011 to September 2015, as co-president from 2004 to 2011, and earlier as chief financial officer and head of Loan Servicing. Mr. Heid was employed by Wells Fargo or its predecessors since 1988. Mr. Heid is currently a member of the Board of Directors of Roosevelt Management Company LLC, where he serves as a member of the Strategy Committee.

Robert H. Herz

Age 65 Independent director since June 2011 Board committees: • Audit (Chair) • Compensation (Vice Chair)
Mr. Herz serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He previously served as a senior advisor to and as a member of the Advisory Board of Workiva Inc. (formerly WebFilings LLC), a provider of financial reporting software, from 2011 to December 2014. From 2002 to 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from 2001 to 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. He serves on the Standing Advisory Group of the Public Company Accounting Oversight Board, on the Board of Directors of the Sustainability Accounting Standards Board Foundation, on the Advisory Board of AccountAbility, on the Advisory Board of Libra Services, Inc., on the Independent Investment Committee of the United Nations Office for Project Services (“UNOPS”), and as an executive in residence at the Columbia Business School. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee and as a member of the Nominating and Governance Committee. Mr. Herz is also a current member of the Board of Directors of Workiva Inc., where he serves as a member of the Audit Committee and Nominating and Governance Committee, and a member of the Board of Directors of Paxos Trust Company, LLC and its parent Kabompo Holdings, Ltd.

Antony Jenkins

Age 57 Independent director since July 2018 Board committees: • Nominating and Corporate Governance • Risk Policy and Capital • Strategic Initiatives and Technology (Vice Chair)
Mr. Jenkins is the Founder and Executive Chair of 10x Future Technologies Limited, a company that is building a digital banking platform designed to redefine how banks operate and engage with customers. Mr. Jenkins was the Group Chief Executive Officer and a member of the Board of Directors of Barclays PLC from August 2012 to July 2015. He served as a member of the Group Executive Committee from November 2009 to July 2015. Prior to becoming Group Chief Executive Officer, Mr. Jenkins served in various other roles at Barclays, including as Chief Executive Officer for the Retail and Business Banking Division from 2009 to 2012, and Chief Executive Officer for Barclaycard Global Operations from 2006 to 2009. Mr. Jenkins served in various roles at Citigroup Inc. from 1989 to 2005, including as Executive Vice President for Citibrands, Executive Vice President for U.S. Hispanic, Global and Strategic Delivery SBU, Chief Executive Officer for eConsumer, and Chief Executive Officer for c2it, Citigroup’s Internet payment initiative. Mr. Jenkins currently serves as Group Chairman of the Board of Directors of Currencies Direct Ltd. and as a member of the Board of Directors of Blockchain Luxembourg SA. Mr. Jenkins also serves as Chair for the Institute for Apprenticeships. Mr. Jenkins served as a member of Fannie Mae’s Digital Advisory Council from February 2017 to June 2018.

Fannie Mae 2018 Form 10-K	140

Directors, Executives Officers and Corporate Governance | Directors

Diane C. Nordin

Age 60 Independent director since November 2013 Board committees: • Audit • Compensation (Chair)
Ms. Nordin served as a partner of Wellington Management Company, LLP, a private asset management company, from 1995 to 2011, and originally joined Wellington in 1991. She served in many global leadership roles at Wellington, most notably as head of Fixed Income, Vice Chair of the Compensation Committee and Audit Chair of the Wellington Management Trust Company. Ms. Nordin spent over three decades in the investment business, having previously been employed by Fidelity Investments and Putnam Investments. Ms. Nordin is a Chartered Financial Analyst. Following her retirement from the asset management industry, Ms. Nordin served as an Advanced Leadership Initiative Fellow at Harvard University from 2011 to 2012. Ms. Nordin currently serves as a member of the Board of Directors of Principal Financial Group, where she serves as a member of the Audit Committee, the Human Resources Committee and the Strategic Issues Committee. She serves as a member of the Board of Directors of Antares Midco, Inc., where she serves as Chair of the Compensation Committee. She serves as a Trustee of Wheaton College, where she is an Executive Committee and Audit Committee member and Chair of the Investment Committee, as a Director of the Appalachian Mountain Club, where she is Chair of the Investment Committee, and as a member of the Board of Governors of the CFA Institute.

Jonathan Plutzik

Age 64 Board chair since December 2018 Independent director since November 2009
Mr. Plutzik has served as Chairman of Betsy Ross Investors, LLC since 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. since 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from 2002 to 2005. Before that, he served from 1978 to 2002 in various positions with Credit Suisse First Boston, retiring in 2002 from his role as Vice Chairman. Mr. Plutzik currently serves as a member of the Board of Directors of the Planet Word Museum, the UJA Federation of New York, Zara’s Center and the O, Miami Poetry Festival.

Manuel “Manolo” Sánchez Rodríguez

Age 53 Independent director since September 2018 Board committees: • Nominating and Corporate Governance • Risk Policy and Capital (Vice Chair) • Strategic Initiatives and Technology
Mr. Sánchez is an adjunct professor at Rice University’s Jones Graduate School of Business, Founder of Adelante Ventures LLC, and Founder Advisor to Spring Labs Inc. Mr. Sánchez was the President and Chief Executive Officer of Compass Bank, Inc. (“Compass Bank”), a U.S. subsidiary of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), from December 2008 to January 2017. Mr. Sánchez also served as a member of BBVA’s worldwide Executive Committee and was BBVA’s Country Manager for U.S. operations from September 2010 to January 2017. In addition, Mr. Sánchez became Chairman of the Board of Directors of Compass Bank and its holding company, BBVA Compass Bancshares, Inc., in September 2010 and served in these roles until November 2017. Mr. Sánchez joined BBVA in 1990 and served in a number of other roles at BBVA prior to becoming President and Chief Executive Officer of Compass Bank in 2008, including as Senior Executive Vice President of Community Banking in 2008, President and Chief Executive Officer of Laredo National Bank (then newly-acquired by BBVA) from 2005 to 2008, and Chief Risk Officer for BBVA Bancomer in Mexico City from 2002 to 2005. Mr. Sánchez currently serves as a member of the Board of Directors of On Deck Capital, Inc., where he is a member of the Audit Committee and the

Fannie Mae 2018 Form 10-K	141

Directors, Executives Officers and Corporate Governance | Directors

Compensation Committee. Mr. Sánchez also currently serves as a trustee or member of the Board of Directors of a number of civic, cultural and educational institutions, including the Houston Symphony, KIPP Houston Public Schools, and the Center for Houston’s Future.

Ryan A. Zanin

Age 56 Independent director since September 2016 Board committees: • Compensation • Risk Policy and Capital (Chair)
Mr. Zanin served as President and CEO of the Restructuring & Strategic Ventures Group at GE Capital from May 2015 until his retirement from General Electric in July 2018. Previously, Mr. Zanin served as Chief Risk Officer of GE Capital from 2010 to April 2015 and again served in that role from November 2016 until his retirement. Before joining GE Capital, Mr. Zanin served as Managing Director and Chief Risk Officer, International Capital Markets, at Wells Fargo & Company, from 2008 to 2010, and as Chief Risk Officer, Corporate and Investment Bank at Wachovia Corporation, from 2006 to 2008. Before that, he spent 14 years in leadership roles across Deutsche Bank AG and Bankers Trust Company. Mr. Zanin has over 30 years of experience in financial services specializing in risk management. Mr. Zanin served as a member of the Board of Directors of the holding company for GE Capital, General Electric Capital Corporation, from December 2016 to June 2018 and from 2010 to April 2015.
Corporate Governance

Conservatorship and Board Authorities
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
As conservator, FHFA reconstituted our Board of Directors and provided the Board with specified authorities. Our directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors have no fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.
Our Board of Directors exercises specified authorities provided to it pursuant to an order from FHFA, as our conservator. The conservator also provided instructions regarding matters for which conservator decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time.
FHFA’s instructions require that we obtain the conservator’s decision before taking action on matters that require the consent of or consultation with Treasury under the senior preferred stock purchase agreement. See “Note 11, Equity (Deficit)” for a list of matters that require the approval of Treasury under the senior preferred stock purchase agreement.

Fannie Mae 2018 Form 10-K	142

Directors, Executive Officers and Corporate Governance | Corporate Governance

FHFA’s instructions also require us to obtain the conservator’s decision before taking action in the areas identified in the table below. For some matters, FHFA’s instructions specify that our Board must review and approve the matter before we request FHFA decision, and for other matters the Board is expected to determine the appropriate level of its engagement. For some of the matters specified in the table below that require prior Board review and approval, the Board is permitted to delegate authority to a relevant Board committee.

Matters requiring prior Board review and approval:	Other matters:

•    redemptions or repurchases of our subordinated debt, except as may be necessary to comply with the senior preferred stock purchase agreement;
•    creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for routine ongoing transactions with CSS or the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business;
•    changes to or removal of Board risk limits that would result in an increase in the amount of risk we may take on;
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
•    matters that impact or question the conservator’s powers, our conservatorship status, the legal effect of the conservatorship, interpretations of the senior preferred stock purchase agreement or the Financial Agency Agreement with Treasury or our performance under the Financial Agency Agreement;
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

FHFA’s instructions also require us to timely notify FHFA of activities that represent a significant change in current business practices, operations, policies or strategies not otherwise addressed in the instructions, so that FHFA can participate in decision-making as necessary. For more information on the conservatorship, refer to “Business—Conservatorship, Treasury Agreements and Housing Finance Reform.”
Composition of Board of Directors
FHFA has directed that our Board of Directors should have a minimum of nine and not more than thirteen directors. There is a non-executive Chair of the Board, and our Interim Chief Executive Officer is the only corporate officer serving as a director. Our conservator appointed directors in 2008 and subsequent vacancies have been and may continue to be filled by the Board, subject to review by the conservator. Each director serves on the Board until the earlier of (1) resignation or removal by the conservator or (2) the election of a successor director at an annual meeting of shareholders.
Fannie Mae’s bylaws provide that each director holds office for the term for which he or she was elected or appointed and until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office in accordance with applicable law or regulation, whichever occurs first. Under the Charter Act, each director is elected for a term ending on the date of our next annual shareholders’ meeting. As noted above, however, the conservator appointed an initial group of directors to our Board following our entry into conservatorship, provided the Board with the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. Absent a waiver, FHFA corporate governance regulations limit service on our Board to ten years or age 72, whichever comes first.

Fannie Mae 2018 Form 10-K	143

Directors, Executive Officers and Corporate Governance | Corporate Governance

Under the Charter Act, our Board shall at all times have as members at least one person from each of the homebuilding, mortgage lending and real estate industries, and at least one person from an organization that has represented consumer or community interests for not less than two years or one person who has demonstrated a career commitment to the provision of housing for low-income households. It is the policy of the Board that a substantial majority of Fannie Mae’s directors will be independent, in accordance with the standards adopted by the Board. See “Director Independence—Independence Standards” for a description of these standards. In addition, our Corporate Governance Guidelines provide that the Board, as a group, must be knowledgeable in business, finance, capital markets, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, technology and any other areas that may be relevant to the safe and sound operation of Fannie Mae. In addition to expertise in the areas noted above, our Corporate Governance Guidelines specify that the Nominating and Corporate Governance Committee will seek out Board members who possess the highest personal values, judgment, and integrity, and who have an understanding of the regulatory and policy environment in which Fannie Mae does business. The Nominating and Corporate Governance Committee also considers whether a prospective candidate for the Board has the ability to attend meetings and fully participate in the activities of the Board.
The Nominating and Corporate Governance Committee also considers diversity when evaluating the composition of the Board. Our Corporate Governance Guidelines specify that the Nominating and Corporate Governance Committee is committed to considering minorities, women and individuals with disabilities in the identification and evaluation process of prospective candidates, and that the Committee will seek out Board members who represent diversity in ideas and perspectives. These provisions of our Corporate Governance Guidelines implement FHFA regulations that require the company to implement and maintain policies and procedures that, among other things, encourage the consideration of diversity in nominating or soliciting nominees for positions on our Board.
The Nominating and Corporate Governance Committee evaluates the qualifications and performance of current directors on an annual basis. Factors taken into consideration by the Committee in making this evaluation include:

•	a director’s contribution to the effective functioning of the Board;

•	any change in the director’s principal area of responsibility with his or her company or in his or her employment;

•	the director’s retirement from his or her principal area of responsibility with his or her company;

•	whether the director continues to bring relevant experience to the Board;

•	whether the director has the ability to attend meetings and fully participate in the activities of the Board;

•
whether the director has developed any relationships with Fannie Mae or another organization, or other circumstances have arisen, that might make it inappropriate for the director to continue serving on the Board; and

•	the director’s age and length of service on the Board.
In evaluating whether a director should serve on our Board, the Nominating and Corporate Governance Committee considers the factors listed above, as well as each director’s particular experience, qualifications, attributes and skills in the areas identified in our Corporate Governance Guidelines. In concluding our current directors should continue to serve as directors, the Nominating and Corporate Governance Committee took into account their knowledge in these areas as indicated in the table below, which they gained from their experience described above in “Directors.”

Director Experience, Qualifications, Attributes and Skills
	Business	Finance and Accounting	Capital Markets	Risk Management	Public Policy	Mortgage Lending (ML), Real Estate (RE), Low-Income Housing (LIH), Home Building (HB)	Regulation of Financial Institutions	Technology
Amy Alving	✓	✓		✓	✓			✓
Hugh Frater	✓	✓	✓	✓		ML, RE, LIH	✓
Renee Glover	✓	✓		✓	✓	RE, LIH, HB	✓
Michael Heid	✓	✓	✓	✓	✓	ML, RE	✓
Robert Herz	✓	✓	✓	✓		ML	✓
Antony Jenkins	✓	✓	✓	✓	✓	ML	✓	✓
Diane Nordin	✓	✓	✓	✓		ML	✓
Jonathan Plutzik	✓	✓	✓	✓		ML, RE	✓
Manolo Sánchez	✓	✓	✓	✓		ML	✓	✓
Ryan Zanin	✓	✓	✓	✓		RE	✓	✓

Fannie Mae 2018 Form 10-K	144

Directors, Executive Officers and Corporate Governance | Corporate Governance

Board Leadership Structure
We have had a non-executive Chair of the Board since 2004. FHFA regulations and our Corporate Governance Guidelines require separate Chair of the Board and Chief Executive Officer positions and require that the Chair of the Board be an independent director. A non-executive Chair structure enables non-management directors to raise issues and concerns for Board consideration without immediately involving management and is consistent with the Board’s emphasis on independent oversight of management, including independent risk oversight, as well as our conservator’s directives.
Our Board has five standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Risk Policy and Capital Committee, and the Strategic Initiatives and Technology Committee. Pursuant to FHFA direction, with such exceptions as the conservator may direct, the Board and the standing Board committees function in accordance with:

•
their designated duties and authorities as set forth in the Charter Act, other applicable federal law, FHFA’s corporate governance rules, FHFA’s prudential management and operations standards, FHFA written supervisory guidance and direction, and, to the extent not inconsistent with the foregoing, Delaware law (insofar as Fannie Mae has adopted its provisions for corporate governance purposes);

•	Fannie Mae’s bylaws and the applicable charters of Fannie Mae’s Board committees; and

•	such other duties or authorities as the conservator may provide.
Such duties or authorities may be modified by the conservator at any time.
Risk Management Oversight
Our Board of Directors oversees risk management primarily through the Risk Policy and Capital Committee of the Board. FHFA regulations set forth risk management requirements for our Board and our Risk Policy and Capital Committee, as described below. These regulations require that our Board approve, have in effect at all times, and periodically review an enterprise-wide risk management program that establishes our risk appetite, aligns the risk appetite with our strategies and objectives, and addresses our exposure to credit risk, market risk, liquidity risk, business risk and operational risk. Our risk management program must align with our risk appetite and include risk limitations appropriate to each line of business, appropriate policies and procedures relating to risk management governance, risk oversight infrastructure, and processes and systems for identifying and reporting risks, including emerging risks. Our program must also include provisions for monitoring compliance with our risk limit structure and policies relating to risk management governance, risk oversight, and effective and timely implementation of corrective actions. Additional provisions must specify management’s authority and independence to carry out risk management responsibilities and the integration of risk management with management’s goals and compensation structure. FHFA’s regulations require our Risk Policy and Capital Committee to assist the Board in carrying out its oversight of our risk management program. Our Risk Policy and Capital Committee must also:

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
For more information on the role of our Board and management in risk oversight, see “MD&A—Risk Management—Risk Management Governance.”
Committee Charters and Corporate Governance
Our Corporate Governance Guidelines and charters for each of the Board’s standing committees are posted on our website, www.fanniemae.com, under “Governance” in the “About Us” section. Although our equity securities are no longer listed on the New York Stock Exchange (“NYSE”), we are required by FHFA’s corporate governance regulations to follow specified NYSE corporate governance requirements relating to, among other things, the independence of our Board members and the charters, independence, composition, expertise, duties, responsibilities and other requirements of our Board committees.
Codes of Conduct
We have a Code of Conduct that is applicable to all officers and employees (our “Employee Code of Conduct”) and a Code of Conduct for the Board of Directors (our “Director Code of Conduct”). Our Employee Code of Conduct also serves as the code of ethics for our Chief Executive Officer and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. We have posted these codes on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website. We intend to disclose any changes to or waivers from these codes that apply to any of our officers or directors by posting this information on our website.

Fannie Mae 2018 Form 10-K	145

Directors, Executive Officers and Corporate Governance | Corporate Governance

Audit Committee Membership
Our Board of Directors has a standing Audit Committee consisting of Mr. Herz, who is the Chair, Mr. Heid, who is the Vice Chair, and Ms. Nordin, all of whom are independent under the requirements of independence set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines, and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Herz, Mr. Heid and Ms. Nordin each have the requisite experience, as discussed in “Directors,” to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
Executive Sessions
Our non-management directors meet regularly in executive sessions without management present. Our Board of Directors reserves time for an executive session at every regularly scheduled Board meeting. The non-executive Chair of the Board, Mr. Plutzik, presides over these sessions.
Communications with Directors or Audit Committee
Interested parties wishing to communicate any concerns or questions about Fannie Mae to the non-executive Chair of the Board or to our non-management directors individually or as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Board of Directors, c/o Office of the Corporate Secretary, Fannie Mae, 1100 15th Street, NW, Washington, DC 20005. Communications may be addressed to a specific director or directors, including Mr. Plutzik, the Chair of the Board, or to groups of directors, such as the independent or non-management directors.
Interested parties wishing to communicate with the Audit Committee regarding accounting, internal accounting controls or auditing matters may do so by electronic mail addressed to “auditcommittee@fanniemae.com,” or by U.S. mail addressed to Audit Committee, c/o Office of the Corporate Secretary, Fannie Mae, 1100 15th Street, NW, Washington, DC 20005.
The Office of the Corporate Secretary is responsible for processing all communications to a director or directors. Communications that are deemed by the Office of the Corporate Secretary to be commercial solicitations, ordinary course customer inquiries or complaints, incoherent or obscene are not forwarded to directors.
Director Nominations; Shareholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the shareholders and Board of Directors of Fannie Mae. As a result, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2019. For more information on the conservatorship, refer to “Business—Conservatorship, Treasury Agreements and Housing Finance Reform.”
Executive Officers

Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.
Mr. Frater, our Interim Chief Executive Officer, has served as our Interim Chief Executive Officer since October 2018 and as a member of our Board of Directors since January 2016. Information about his business experience and other matters is provided in “Directors.” As of February 14, 2019, we have seven other executive officers:

David C. Benson

Age 59	President Joined Fannie Mae in 2002
Mr. Benson has been President since August 2018. Mr. Benson previously served as Executive Vice President and Chief Financial Officer from 2013 to August 2018, as Executive Vice President—Capital Markets, Securitization & Corporate Strategy from 2012 to 2013 and as Executive Vice President—Capital Markets from 2009 to 2012. He also served as Treasurer from 2010 to 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from 2008 to 2009, as Fannie Mae’s Senior Vice President and Treasurer from 2006 to 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from 2002 to 2006. Prior to joining Fannie Mae, Mr. Benson was Managing Director in

Fannie Mae 2018 Form 10-K	146

Directors, Executive Officers and Corporate Governance | Executive Officers

the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.

Andrew J. Bon Salle

Age 53	Executive Vice President—Single-Family Mortgage Business Joined Fannie Mae in 1992
Mr. Bon Salle has been Executive Vice President—Single-Family Mortgage Business since December 2014. Prior to that time, he served as Executive Vice President—Single-Family Underwriting, Pricing, and Capital Markets, from 2013 to December 2014. Mr. Bon Salle previously served as Fannie Mae’s Senior Vice President and Head of Underwriting and Pricing from 2011 to 2013, Senior Vice President—Capital Markets from 2006 to 2011, and as Fannie Mae’s Vice President—Portfolio Management from 2000 to 2006. Mr. Bon Salle held the positions of Director, Finance from 1996 to 2000 and of Manager, Early Funding Programs from 1994 to 1996. Mr. Bon Salle joined Fannie Mae in 1992 as a senior capital markets analyst.

Celeste M. Brown

Age 42	Executive Vice President and Chief Financial Officer Joined Fannie Mae in 2017
Ms. Brown has served as Executive Vice President and Chief Financial Officer since August 2018. Ms. Brown previously served as Fannie Mae’s Senior Vice President and Deputy Chief Financial Officer from May 2017, when she joined Fannie Mae, to August 2018. Prior to joining Fannie Mae, Ms. Brown served in a variety of roles at Morgan Stanley from 1999 to April 2017, including as Global Treasurer from November 2014 to April 2017 and as Head of Investor Relations from October 2010 to November 2014.

John S. Forlines

Age 55	Senior Vice President and Chief Risk Officer Joined Fannie Mae in 1987
Mr. Forlines has served as Senior Vice President and Chief Risk Officer since September 2018, and previously served as Interim Chief Risk Officer from March 2018 to September 2018. Prior to that time, Mr. Forlines served as Senior Vice President and Deputy Chief Risk Officer from November 2015 to March 2018, as Senior Vice President and Chief Audit Executive from 2013 to November 2015, and as Senior Vice President and Chief Credit Officer for Single-Family from 2012 to 2013. From 2006 to 2012, Mr. Forlines served as a Vice President in various positions with the company relating to single-family credit risk management. Prior to his promotion to Vice President, Mr. Forlines held a number of Director-level positions with the company relating to customer management, marketing and credit risk management from 1997 to 2006. Prior to this time, Mr. Forlines held several Manager-level positions, including Manager of Lender Administration from 1992 to 1995 and various audit-related positions from 1987 to 1992. Mr. Forlines joined Fannie Mae in 1987 as an auditor.

Fannie Mae 2018 Form 10-K	147

Directors, Executive Officers and Corporate Governance | Executive Officers

Jeffery R. Hayward

Age 62	Executive Vice President and Head of Multifamily Joined Fannie Mae in 1987
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

Kimberly H. Johnson

Age 46	Executive Vice President and Chief Operating Officer Joined Fannie Mae in 2006
Ms. Johnson has served as Executive Vice President and Chief Operating Officer since March 2018. Ms. Johnson previously served as Executive Vice President and Chief Risk Officer from January 2017 to March 2018, and as Senior Vice President and Chief Risk Officer from November 2015 to January 2017. She served as Senior Vice President and Deputy Chief Risk Officer from 2013 to November 2015. Ms. Johnson served in Fannie Mae’s Multifamily business as Senior Vice President for loans, securities, credit pricing and modeling, and as Vice President in our Capital Markets group with responsibility for trading multifamily loans and securities from 2009 to 2013. Prior to that time, Ms. Johnson was responsible for Metrics and Reporting for the Making Home Affordable Program from March 2009 to September 2009. Ms. Johnson joined Fannie Mae in 2006 as a Vice President in Capital Markets.

Stephen H. McElhennon

Age 49	Senior Vice President and Interim General Counsel Joined Fannie Mae in 2000
Mr. McElhennon has served as Senior Vice President and Interim General Counsel since December 2018 and prior to that time served as Vice President and Interim General Counsel from September 2018 to December 2018. Mr. McElhennon previously served as Vice President and Deputy General Counsel from 2006 to September 2018, with responsibility for a wide range of legal matters, including SEC disclosure, capital markets, securitization, tax and benefits, employment law and legal department operations. Prior to that time, Mr. McElhennon was Associate General Counsel from 2000, when he joined Fannie Mae, to 2006. Prior to joining Fannie Mae in 2000, Mr. McElhennon was an Associate with Brown & Wood LLP (now Sidley Austin LLP) in New York, where he worked as a Corporate and Securities Associate, specializing in debt, equity, and synthetic product transactions.

Fannie Mae 2018 Form 10-K	148

Directors, Executive Officers and Corporate Governance | Executive Officers

Section 16(a) Beneficial Ownership Reporting Compliance
Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2018 or with respect to 2018 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2018.
Item 11.  Executive Compensation
Compensation Discussion and Analysis

Named Executives for 2018
This Compensation Discussion and Analysis focuses on our compensation decisions and arrangements for 2018 relating to our “named executives”:

•	Hugh R. Frater Interim Chief Executive Officer (beginning October 2018)

•	Timothy J. Mayopoulos Former Chief Executive Officer (until October 2018)

•	Celeste M. Brown Executive Vice President and Chief Financial Officer (beginning August 2018)

•	David C. Benson President (beginning August 2018)
Former Executive Vice President and Chief Financial Officer (until August 2018)

•	Andrew J. Bon Salle Executive Vice President—Single-Family Mortgage Business

•	Jeffery R. Hayward Executive Vice President and Head of Multifamily

•	Kimberly H. Johnson Executive Vice President and Chief Operating Officer (beginning March 2018)
Former Executive Vice President and Chief Risk Officer (until March 2018)
These officers are our principal executive officer, our former principal executive officer, our principal financial officer, our former principal financial officer, and our next three most highly compensated executive officers during 2018. We refer to our 2018 compensation arrangements with our named executives, other than our Interim Chief Executive Officer and our former Chief Executive Officer, as the “2018 executive compensation program.”
Executive Summary
Due to our conservatorship status and other legal requirements, FHFA, our conservator and regulator, has significant oversight and approval rights over our executive compensation arrangements and determinations. Congress has also enacted legislation since we entered into conservatorship that significantly impacts the compensation we pay our named executives.
Under the Equity in Government Compensation Act of 2015, the total direct compensation for the position of chief executive officer is limited to $600,000 annually. This restriction applies as long as we are in conservatorship or receivership. As a result, total annual direct compensation for our Interim Chief Executive Officer, Mr. Frater, is $600,000, which consists solely of base salary. Similarly, total annual direct compensation for our former Chief Executive Officer, Mr. Mayopoulos, consisted solely of base salary of $600,000.
The executive compensation program in place for 2018 for our other named executives was developed by FHFA in consultation with Treasury. These named executives receive two principal elements of compensation: base salary, which is paid in regular installments throughout the year, and deferred salary, which is paid after a one-year deferral period. There are two components to deferred salary: a fixed portion that is generally subject to reduction if an executive leaves the company before payment and an at-risk portion that is subject to reduction based on corporate and individual performance. Named executives do not receive bonuses or any form of equity compensation.
Fannie Mae had another successful year in 2018. Under the leadership of our experienced executives, including our named executives, we had net income of $16.0 billion in 2018. As discussed in “Determination of 2018 Compensation,” we achieved many milestones and accomplishments as we strived to be America’s most valued housing partner. We completed all of the corporate performance goals for 2018 set by the conservator. We refer to these as the 2018 conservatorship scorecard. The goals in the 2018 conservatorship scorecard related to the following objectives:

•
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive, and resilient national housing finance markets;

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market; and

•	Build a new single-family infrastructure for use by Fannie Mae and Freddie Mac and adaptable for use by other participants in the secondary market in the future.

Fannie Mae 2018 Form 10-K	149

Executive Compensation | Compensation Discussion and Analysis

Our Board of Directors determined that we achieved the goals it established for 2018. The 2018 Board of Directors’ goals were aligned with the company’s four strategic objectives:

•	Advancing a sustainable and reliable business model with low risk to the housing finance system and taxpayers;

•	Providing great service to our customers and partners, enabling them to serve the needs of American households more effectively;

•	Supporting and sustainably increasing access to credit and affordable housing; and

•	Building a simple, efficient, innovative and continuously improving company.
While conserving taxpayer resources is an important objective of FHFA’s design of our executive compensation program, we and FHFA understand that this objective must be balanced against our need to attract and retain qualified and experienced executives to prudently manage our $3.3 trillion book of business and enable the company to be an effective steward of taxpayer resources.
2018 Executive Compensation Program; Chief Executive Officer Compensation
Overview of Executive Compensation Program
FHFA has advised us that the design of our executive compensation program, which applies to our named executives other than the individual serving in our chief executive officer position, was intended to fulfill, and to balance, three primary objectives:

•
Maintain Lower Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, our executive compensation program is designed to generally provide for lower pay levels relative to large financial services firms that are not in conservatorship.

•
Attract and Retain Executive Talent. The 2018 executive compensation program is intended to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage its $3.3 trillion book of business and enable the company to be an effective steward of the government’s and taxpayers’ support. We face competition from both within the financial services industry and from businesses outside of this industry for qualified executives. The Compensation Committee and the Board of Directors regularly consider the level of our executives’ compensation and whether changes are needed to attract and retain executives. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.

•
Reduce Pay if Goals Are Not Achieved. To support FHFA’s goals for our conservatorship and encourage performance in furtherance of these goals, 30% of each named executive’s total target direct compensation (other than the chief executive officer’s compensation) consists of at-risk deferred salary subject to reduction based on performance.

Impact of Conservatorship and Other Legal Requirements
The conservatorship and legislation enacted since we entered conservatorship in 2008 significantly impact the compensation we pay our named executives, particularly the individual serving in our chief executive officer position, as well as the process by which our executives’ compensation is determined. Regulatory and other legal requirements affecting our executive compensation program and policies include the following:

•	Requirements applicable while we are under conservatorship include:

◦
The Equity in Government Compensation Act of 2015 caps the annual total direct compensation for our chief executive officer position at $600,000, consisting solely of base salary. This law also provides that compensation and benefits for our chief executive officer position may not be increased as long as Fannie Mae is in conservatorship or receivership.

◦	Pursuant to the STOCK Act and related regulations issued by FHFA, the named executives are prohibited from receiving bonuses during conservatorship.

◦
As our conservator, FHFA has retained the authority to approve the terms and amount of our executive compensation. In its instructions to us, FHFA directed that management obtain FHFA’s decision before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of named executives or other executive officers as defined in SEC rules.

◦
As our conservator, FHFA has all powers of our shareholders. Accordingly, we have not held shareholders’ meetings since entering into conservatorship, nor have we held any shareholder advisory votes on executive compensation.

◦
Pursuant to FHFA’s instructions, FHFA’s decision as conservator is required with regard to any changes in employee compensation that could significantly impact our employees, including but not limited to retention awards, special incentive plans and merit increase pool funding.

Fannie Mae 2018 Form 10-K	150

Executive Compensation | Compensation Discussion and Analysis

◦
FHFA regulation also generally prohibits us from making golden parachute payments to any current or former director, officer or employee of the company during any period in which we are in conservatorship, receivership or other troubled condition, unless either a specific exemption applies or the Director of FHFA approves the payments. A golden parachute payment generally refers to a compensatory payment that is contingent on termination of employment.

•	Requirements under the terms of our senior preferred stock purchase agreement with Treasury:

◦
We may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executives or other executive officers as defined in SEC rules without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

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
Chief Executive Officer Compensation
Direct compensation for our chief executive officer position consists solely of a base salary of $600,000 and has been limited to this amount by statute since the enactment of the Equity in Government Compensation Act of 2015. Our current level of chief executive officer compensation puts pressure on our ability to attract and retain executive talent. As discussed in “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” total annual direct compensation for our chief executive officer position is more than 90% below the market median for 2017 chief executive officer compensation at comparable firms. Our inability to offer market-based compensation to our chief executive officer hinders our succession planning for our chief executive officer role.
Our former Chief Executive Officer left the company in October 2018. We currently have an Interim Chief Executive Officer while our Board of Directors conducts a search for a successor. We believe the limit applicable to our chief executive officer compensation negatively affected our ability to retain our former Chief Executive Officer, and is also negatively affecting our ability to attract a successor for this critical role. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.

Fannie Mae 2018 Form 10-K	151

Executive Compensation | Compensation Discussion and Analysis

Elements of 2018 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2018 executive compensation program for our named executives. Our Interim Chief Executive Officer and former Chief Executive Officer received only base salary and no deferred salary. All elements of our named executives’ direct compensation are paid in cash.

Compensation Element	Form	Primary Compensation Objectives	Key Features
Base Salary	Fixed cash payments, which are paid during the year on a bi-weekly basis.	Attract and retain named executives by providing a fixed level of current cash compensation.
Base salary reflects each named executive’s level of responsibility and experience, as well as individual performance over time.
Base salary is capped by statute at $600,000 for our chief executive officer position. Base salary is limited to $600,000 for our president and chief financial officer positions, and $500,000 for our other executive officers, in accordance with FHFA guidance.

Deferred Salary (Not applicable to the chief executive officer position)
Deferred salary is earned in bi-weekly increments over the course of the performance year, and is paid in quarterly installments in March, June, September and December of the following year. Interest accrues on deferred salary at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned.
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
Equal to 30% of each named executive’s total target direct compensation. Half of at-risk deferred salary was subject to reduction based on corporate performance against the 2018 conservatorship scorecard as determined by FHFA. The remaining half of at-risk deferred salary was subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2018 Board of Directors’ goals.

There is no potential for at-risk deferred salary to be paid out at greater than 100% of target; at-risk deferred salary is subject only to reduction.
If the executive’s employment terminates due to death or long-term disability prior to the Board of Directors’ and FHFA’s determinations of performance, the reduction provisions applicable to payments of earned but unpaid at-risk deferred salary do not apply.

Fannie Mae 2018 Form 10-K	152

Executive Compensation | Compensation Discussion and Analysis

Employee Benefits
Our employee benefits serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2018 to our named executives in the table below. We provide more detail on our retirement plans in “Compensation Tables and Other Information.”

Benefit	Form	Primary Objective
401(k) Plan (“Retirement Savings Plan”)	A tax-qualified defined contribution plan (401(k) plan) available to our employee population as a whole.	Attract and retain named executives by providing retirement savings in a tax-efficient manner.
Non-qualified Deferred Compensation (“Supplemental Retirement Savings Plan”)
The Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The plan supplements our tax-qualified defined contribution plan by providing benefits to participants whose annual eligible earnings exceed the Internal Revenue Service (“IRS”) limit on eligible compensation for 401(k) plans.
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
In connection with our termination in 2013 of our defined benefit pension plan, for a limited time we provided additional benefits under our Retirement Savings Plan and our Supplemental Retirement Savings Plan for employees who met specified age and length of service criteria, including Mr. Benson and Mr. Hayward. These benefits are described in “Compensation Tables and Other Information.”
Sign-on Awards and Relocation Benefits
In addition to the direct compensation and employee benefits described in the tables above, from time to time we may offer a sign-on award to a new executive to attract the executive to join Fannie Mae and/or to compensate him or her for compensation forfeited upon leaving a prior employer. We also from time to time may offer relocation benefits to a new executive to attract the executive by reimbursing him or her for costs associated with moving to the Washington, DC area. Ms. Brown was awarded a sign-on award and relocation benefits in connection with her hire. See “Compensation Arrangements with Current Chief Financial Officer” and “Compensation Tables and Other Information—Summary Compensation Table” for more information regarding Ms. Brown’s sign-on award and relocation benefits.
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits. Under the 2018 executive compensation program, a named executive is entitled to receive a specified portion of his or her earned but unpaid deferred salary if his or her employment is terminated for any reason other than for cause. See “Compensation Tables and Other Information—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.

Fannie Mae 2018 Form 10-K	153

Executive Compensation | Compensation Discussion and Analysis

Determination of 2018 Compensation
2018 Compensation Actions
The table below displays the 2018 base salary, fixed deferred salary and at-risk performance-based compensation targets for each of our named executives. Pursuant to the assessments and determinations by FHFA, the Compensation Committee and the Board of Directors described below, each of our named executives will be paid 100% of his or her corporate performance-based at-risk deferred salary target and 100% of his or her individual performance-based at-risk deferred salary target for 2018. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included in “Compensation Tables and Other Information—Summary Compensation Table” and includes additional forms of compensation not included in the table below.
In 2018, the Board of Directors and FHFA approved increases in the total direct compensation targets of several of our named executives. Mr. Benson, Ms. Brown and Ms. Johnson received compensation increases to reflect the increased responsibilities, scope and complexity of the new roles each assumed in 2018 and to better align their compensation with the market. Mr. Bon Salle and Mr. Hayward received compensation increases to better align their compensation with their responsibilities.

Summary of 2018 Compensation Actions
Name and Principal Position	2018 Base Salary	2018 Fixed Deferred Salary	2018 Corporate Performance-Based At-Risk Deferred Salary Target	2018 Individual Performance-Based At-Risk Deferred Salary Target	Total
Hugh Frater(1)	$113,077	$—	$—	$—	$113,077
Interim Chief Executive Officer
Timothy Mayopoulos(2)	486,923	—	—	—	486,923
Former Chief Executive Officer
Celeste Brown(3)	505,769	794,615	278,654	278,654	1,857,692
Executive Vice President and Chief Financial Officer
David Benson(4)	600,000	1,669,615	486,346	486,346	3,242,307
President; Former Executive Vice President and Chief Financial Officer
Andrew Bon Salle(5)	500,000	1,741,346	480,289	480,288	3,201,923
Executive Vice President—Single-Family Mortgage Business
Jeffery Hayward(6)	500,000	1,209,615	366,346	366,346	2,442,307
Executive Vice President and Head of Multifamily
Kimberly Johnson(7)	500,000	1,093,846	341,539	341,538	2,276,923
Executive Vice President and Chief Operating Officer

(1)
Mr. Frater became our Interim Chief Executive Officer in October 2018 and has a base salary rate of $600,000 per year. The amount shown consists of the prorated amount of base salary that was paid to him for 2018.

(2)	Mr. Mayopoulos left the company in October 2018. He had a base salary rate of $600,000 per year. The amount shown consists of the prorated amount of base salary that was paid to him for 2018.

(3)
Amounts shown reflect increases in November 2018 in Ms. Brown’s base salary, fixed deferred salary and at-risk deferred salary, which were prorated based on the effective date of the increase. Effective in August 2019, Ms. Brown’s total annual direct compensation target will increase from $2,300,000 to $3,000,000, consisting of base salary of $600,000, fixed deferred salary of $1,500,000 and at-risk deferred salary of $900,000. This increase in Ms. Brown’s compensation will be prorated for 2019 based on the effective date of the increase. See “Compensation Arrangements with Current Chief Financial Officer” and “Compensation Tables and Other Information—Summary Compensation Table” for more information regarding Ms. Brown’s 2018 and 2019 compensation, including additional forms of compensation she received.

(4)
Amounts shown reflect increases in March 2018 and November 2018 in Mr. Benson’s fixed deferred salary and at-risk deferred salary, which were prorated based on the effective date of the increase. Effective November 2018, Mr. Benson’s

Fannie Mae 2018 Form 10-K	154

Executive Compensation | Compensation Discussion and Analysis

total annual direct compensation target is $3,600,000, consisting of base salary of $600,000, fixed deferred salary of $1,920,000 and at-risk deferred salary of $1,080,000.

(5)
Amounts shown reflect increases in March 2018 in Mr. Bon Salle’s fixed deferred salary and at-risk deferred salary, which were prorated based on the effective date of the increase. Effective March 2018, Mr. Bon Salle’s total annual direct compensation target is $3,250,000, consisting of base salary of $500,000, fixed deferred salary of $1,775,000 and at-risk deferred salary of $975,000.

(6)
Amounts shown reflect increases in March 2018 in Mr. Hayward’s fixed deferred salary and at-risk deferred salary, which were prorated based on the effective date of the increase. Effective in late December 2018, Mr. Hayward’s total annual direct compensation target increased to $2,800,000, consisting of base salary of $500,000, fixed deferred salary of $1,460,000 and at-risk deferred salary of $840,000. The December 2018 increase did not affect Mr. Hayward’s 2018 compensation shown in this table.

(7)
Amounts shown reflect increases in March 2018 and November 2018 in Ms. Johnson’s fixed deferred salary and at-risk deferred salary, which were prorated based on the effective date of the increase. Effective in August 2019, Ms. Johnson’s total annual direct compensation target will increase from $2,600,000 to $2,800,000, consisting of base salary of $500,000, fixed deferred salary of $1,460,000 and at-risk deferred salary of $840,000. This increase in Ms. Johnson’s compensation will be prorated for 2019 based on the effective date of the increase.

Compensation Arrangements with Current Chief Financial Officer
Ms. Brown joined the company in May 2017 as Senior Vice President and Deputy Chief Financial Officer. Following her August 2018 promotion to Executive Vice President and Chief Financial Officer, the Board of Directors and FHFA approved an increase in her annual target direct compensation from $1,800,000 to $3,000,000, to be implemented in two steps—the first step was effective in November 2018 and the second step will be effective in August 2019. See footnote 3 to the “Summary of 2018 Compensation Actions” table above for additional information on Ms. Brown’s annual direct compensation targets.
In addition to this compensation, Ms. Brown was awarded a sign-on award of $2,800,000, payable in three installments, when she joined the company in 2017, primarily to compensate her for equity-based compensation she forfeited upon leaving her prior employer. Ms. Brown received the second installment pursuant to this sign-on award, in the amount of $700,000, in May 2018, and will receive a final $700,000 installment in May 2019. Each of these payments is subject to repayment if Ms. Brown leaves Fannie Mae within one year after the payment. We also provided Ms. Brown with $478,897 in relocation benefits in 2018 to facilitate her move to the Washington, DC area. See “Compensation Tables and Other Information—Summary Compensation Table” for additional information regarding Ms. Brown’s 2018 compensation.
Assessment of Corporate Performance against 2018 Conservatorship Scorecard
Overview
In December 2017, FHFA issued the 2018 conservatorship scorecard, a set of corporate performance objectives and related targets for 2018. The elements of the 2018 conservatorship scorecard are shown below under “FHFA Assessment.” FHFA developed these objectives and related targets with input from management. Half of 2018 at-risk deferred salary, or 15% of overall 2018 total target direct compensation for each named executive other than Mr. Frater and Mr. Mayopoulos, was subject to reduction based on FHFA’s assessment of our performance against the 2018 conservatorship scorecard and related objectives.
As part of the 2018 conservatorship scorecard, FHFA established that, for all scorecard items, our performance would be assessed based on the following criteria:

•	The extent to which we conduct initiatives in a safe and sound manner consistent with FHFA’s expectations for all activities;

•	The extent to which the outcomes of our activities support a competitive and resilient secondary mortgage market to support homeowners and renters;

•	The extent to which we conduct initiatives with consideration for diversity and inclusion consistent with FHFA’s expectations for all activities;

•	Cooperation and collaboration with FHFA, Common Securitization Solutions, LLC, Freddie Mac, the industry, and other stakeholders; and

•	The quality, thoroughness, creativity, effectiveness, and timeliness of our work products.
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2018 on our performance against the 2018 conservatorship scorecard, including our performance against FHFA’s expectations for diversity and inclusion. In December 2018, FHFA reviewed and assessed our performance against the 2018 conservatorship scorecard, with input from management and the Compensation Committee. FHFA determined that we completed all of the 2018 conservatorship

Fannie Mae 2018 Form 10-K	155

Executive Compensation | Compensation Discussion and Analysis

scorecard objectives. Accordingly, FHFA determined that the portion of 2018 at-risk deferred salary that is based on corporate performance would be paid at 100% of target.
The table below sets forth the 2018 conservatorship scorecard and a summary of FHFA’s assessment of our achievement against the scorecard objectives and targets. For purposes of the 2018 conservatorship scorecard, “Enterprise” refers to each of Fannie Mae and Freddie Mac.

Objectives and Weighting	Performance Assessment
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive, and resilient national housing finance markets—40% weight

FHFA expects the Enterprises to efficiently and effectively operate their single-family and multifamily business activities in a manner that supports safety and soundness, market liquidity, and access to credit.
Continue efforts to increase access to single-family mortgage credit for creditworthy borrowers, including underserved segments of the market:
•
Continue to identify opportunities to improve access to credit in a safe and sound manner, taking into consideration the changing circumstances and needs facing prospective borrower segments.
•
Assess the availability of low-balance loan financing and develop recommendations as appropriate.
•
Continue to support access to credit for borrowers with limited English proficiency, including by finalizing multiyear language access plans and beginning plan implementation.
•
Informed by request for input feedback, conclude the assessment of updated credit score models, and as appropriate, plan for implementation.
•
Research, assess, and begin planning for appraisal process modernization, which could include revised appraisal forms and data requirements.
•
Research and assess opportunities to further partnerships with housing finance agencies.

The objective was completed.
FHFA noted that our accomplishments in 2018 to increase access to credit included:
•
Significant contributions to the outstanding progress made on the Language Access Project resulting in the launch of the Mortgage Translations clearinghouse website in October 2018, ahead of schedule;
•
Development of a word-searchable glossary and document taxonomy for the Mortgage Translations clearinghouse; and
•
Establishing clear goals and metrics and opening opportunities for diverse borrowers to have greater access to credit.

Finalize post-crisis loss mitigation activities: • Complete the post-crisis loss mitigation toolkit, including foreclosure alternatives and short-term hardships.
The objective was completed.
FHFA noted that Fannie Mae’s dedication to finalizing the post-crisis loss mitigation was noteworthy and helped contribute to the publication of important guidance on foreclosure alternatives, servicing, forbearance, and a standardized timeline calculation.

Continue to responsibly support the Neighborhood Stabilization Initiative.	The objective was completed.
Assess the current mortgage servicing business model and develop plans to support ongoing liquidity in the mortgage servicing market:
•
Informed by the 2017 Joint Servicing Market Survey, assess the challenges and potential solutions for improving the borrower experience, expanding liquidity, and increasing efficiency of the servicing market.
•
Work collaboratively with industry and other stakeholders.
The objective was completed.
Single-Family Rental Strategies:
•
Continue to gather and report to FHFA information needed to inform policy decisions regarding single-family rentals, and assist FHFA in assessing single-family rental strategies.
The objective was completed.
Develop plans to further support liquidity in the multifamily workforce housing market and consider market cost differences:
•
Explore opportunities to further support liquidity in multifamily workforce housing, including through pilots and initiatives.

The objective was completed.

Fannie Mae 2018 Form 10-K	156

Executive Compensation | Compensation Discussion and Analysis

Objectives and Weighting	Performance Assessment
Manage the dollar volume of new multifamily business to remain at or below $35 billion for each Enterprise:
•
Loans in affordable and underserved market segments, as defined in Appendix A to the 2018 conservatorship scorecard, are to be excluded from the $35 billion cap.
The objective was completed.
Reduce taxpayer risk through increasing the role of private capital in the mortgage market—30% weight
FHFA expects the Enterprises to continue single-family and multifamily credit risk transfers as core business practices. FHFA will adjust targets as necessary to reflect market conditions and economic considerations. FHFA expects the Enterprises to continue to refine and improve their credit risk transfer programs. FHFA expects the Enterprises to transfer a meaningful amount of credit risk and will publish in CRT progress reports the actual amount of credit risk transferred by each Enterprise.
Single-Family Credit Risk Transfers:
•
Transfer a meaningful portion of credit risk on at least 90 percent of the unpaid principal balance (UPB) of newly acquired single-family mortgages in loan categories targeted for credit risk transfer, subject to FHFA target adjustments as may be necessary to reflect market conditions and economic considerations.
•
For 2018, targeted single-family loan categories include: non-HARP, fixed-rate mortgages with terms greater than 20 years and loan-to-value (LTV) ratios above 60 percent. Additional information on CRT targeted loan categories is in Appendix B to the 2018 conservatorship scorecard.
•
Report to FHFA the actual amount of underlying mortgage credit risk transferred.
The objective was completed. FHFA noted that we exceeded our single-family credit risk transfer targets and in November 2018 executed the first CAS REMIC transaction.
Multifamily Credit Risk Transfers:
•
Transfer a meaningful portion of the credit risk on newly acquired mortgages, subject to FHFA target adjustments as may be necessary to reflect market conditions and economic considerations.
•
Report to FHFA the actual amount of underlying mortgage credit risk transferred.
The objective was completed. FHFA noted that we executed additional types of multifamily CRT in 2018.
Retained Portfolio:
•
Execute FHFA-approved retained portfolio plans that meet, even under adverse conditions, the annual senior preferred stock purchase agreement (“PSPA”) requirements and the $250 billion PSPA cap by December 31, 2018. Any sales should be commercially reasonable transactions that consider impacts to the market, borrowers, and neighborhood stability.
The objective was completed. We reduced our retained mortgage portfolio below the PSPA cap more than one year ahead of schedule.
Private Mortgage Insurer Eligibility Requirements (PMIERs 2.0): • Evaluate existing PMIERs and whether changes or updates are appropriate.	The objective was completed. We published PMIERs 2.0 on our website in September 2018.

Fannie Mae 2018 Form 10-K	157

Executive Compensation | Compensation Discussion and Analysis

Objectives and Weighting	Performance Assessment
Build a new single-family infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future—30% weight
Common Securitization Platform (CSP) and Single Security Initiative:
The Enterprises and Common Securitization Solutions, LLC (CSS) are to implement the Single Security Initiative on the CSP for both Fannie Mae and Freddie Mac in the second quarter of 2019.
•
Continue working with FHFA, each other, and CSS to implement the Single Security Initiative on the CSP for both Enterprises.
•
Incorporate the following design principles in developing the CSP:
•
Focus on the functions necessary for current Enterprise single-family securitization activities.
•
Include the development of operational and system capabilities necessary for CSP to facilitate the issuance and administration of a common, single security for the Enterprises.
•
Allow for the integration of additional market participants in the future.
•
Continue to work with each other and CSS to obtain and use input from the Single Security Initiative/CSP Industry Advisory Group.
•
Work proactively with the industry to help market participants prepare for the implementation of the Single Security Initiative.

The objective was completed.
FHFA noted that we made progress on the CSP and Single Security Initiative in 2018 by completing a series of major development and testing cycles, system-to-system testing and joint end-to-end testing with CSS.

Provide Active Support for Mortgage Data Standardization Initiatives:
•
Continue the development and implementation of the Uniform Closing Dataset.
•
Continue implementation of the redesigned Uniform Residential Loan Application and the Uniform Loan Application Dataset/Automated Underwriting System specifications.
•
Assess and, as appropriate, begin implementation of strategies to redesign the Uniform Appraisal Dataset.
The objective was completed.
Assessment of Corporate Performance against 2018 Board of Directors’ Goals
In January 2018, the Board of Directors established the 2018 Board of Directors’ goals, which are presented in the table below. Performance against these goals was a factor the Board of Directors considered in determining the individual performance of the named executives, other than our Interim Chief Executive Officer and former Chief Executive Officer, for purposes of the individual performance-based component of the named executives’ 2018 at-risk deferred salary. Over the course of 2018, management periodically reviewed the 2018 Board of Directors’ goals and maintained a dialogue with the Board of Directors and appropriate committees of the Board of Directors as to management’s performance against these goals.
In late 2018 and early 2019, the Compensation Committee reviewed our performance against the 2018 Board of Directors’ goals. In connection with the Compensation Committee’s review, management provided the Compensation Committee with a report assessing management’s performance against the goals, which was reviewed for accuracy by our Internal Audit group. The Compensation Committee also discussed performance against the goals with the Chair of the Audit Committee and the Chair of the Risk Policy and Capital Committee. Management provided several updates to the Compensation Committee and Board of Directors based on year-end results. The Compensation Committee considered management’s assessment of its performance against the goals and also discussed the company’s performance with our Interim Chief Executive Officer and President. In addition, the Compensation Committee discussed the performance of each named executive (other than the Interim Chief Executive Officer and our former Chief Executive Officer) with our Interim Chief Executive Officer.
The Compensation Committee noted in its review that management executed the 2018 conservatorship scorecard and Board of Directors’ goals in a manner that reflects its continued commitment to the safe and sound management of the company, complemented by a serious commitment to innovative change. The Compensation Committee found that the company made meaningful progress during a time of fundamental institutional transformation, while remaining focused on delivering quality services and products in a disciplined risk-controlled environment. The Compensation Committee noted that 2018 was a year of significant leadership transitions for the company, including the bifurcation of the role of President and Chief Executive Officer, the departure of the company’s Chief Executive Officer, the departure of the company’s General Counsel, and new leaders joining and transitioning within the senior management team. The company also completed the consolidation and relocation of staff in Washington, DC to the company’s new headquarters. Through this period of transition, the Compensation Committee recognized management’s accomplishments, many of which were geared toward developing new strategies

Fannie Mae 2018 Form 10-K	158

Executive Compensation | Compensation Discussion and Analysis

through pilot programs, furthering the company’s values through increased focus on diversity and inclusion, expanding the implementation of the Way of Working management system, and becoming a more outcome-driven organization that serves the company’s customers and stakeholders more efficiently and effectively. The Compensation Committee highlighted its view that management demonstrated an extraordinary level of resilience in the face of significant changes while surpassing nearly all corporate performance milestones, certain of which the Compensation Committee acknowledged were aspirational. In particular, the Compensation Committee commended management for launching a number of innovative pilot programs, improving automation and the customer experience, running its business at an exceptionally high level and operating profitably in 2018.
The Board of Directors did not assign any relative weight to the Board of Directors’ goals and the Compensation Committee used its judgment in determining the overall level of performance. In November 2018, following its review of management’s and the company’s performance in 2018, and after discussions among the independent members of the Board of Directors, the Compensation Committee recommended and the Board of Directors determined that corporate performance against the 2018 Board of Directors’ goals was 100%. In January 2019, after reviewing year-end results, the Compensation Committee and the Board of Directors confirmed their November 2018 assessment of 2018 corporate performance and also assessed the 2018 individual performance of each named executive (other than our former Chief Executive Officer) at this time. Following these assessments, the Compensation Committee recommended and the Board of Directors determined that each named executive with at-risk deferred salary for 2018 would receive 100% of his or her individual performance-based at-risk deferred salary target for 2018, as described in “Assessment of 2018 Individual Performance” below.
The Compensation Committee provided FHFA with its assessments of corporate performance against the 2018 Board of Directors’ goals and its qualitative assessments of management’s performance against the 2018 conservatorship scorecard objectives. In January 2019, FHFA approved the individual performance-based at-risk deferred salary payments for the applicable named executives.
The table below sets forth our 2018 Board of Directors’ goals and a summary of the Compensation Committee’s assessment of our achievement against these goals.

Board of Directors’ Goals	Assessment of Performance
Advancing a sustainable and reliable business model with low risk to the housing finance system and taxpayers.
The goal was achieved. In 2018, we met all of our objectives relating to this strategic goal. We exceeded our objectives for single-family credit risk transfers and return on conservator capital for our single-family and multifamily loan acquisitions. We also met our modeled capital and market share objectives.

Providing great service to our customers and partners, enabling them to serve the needs of American households more effectively.
The goal was achieved. We undertook a number of activities and completed various initiatives in 2018 to achieve this strategic goal, including achieving high customer satisfaction metrics, completing a number of pilots designed to improve service to our customers, transitioning a number of pilots designed to improve customer service to the appropriate business unit, reducing loan application to delivery times for a select group of single-family lenders, and expanding initiatives to reduce single-family loan servicing costs.

Supporting and sustainably increasing access to credit and affordable housing.
The goal was achieved. We undertook a number of activities in 2018 to achieve this strategic goal, including meeting our 2018 single-family and multifamily housing goal milestones, executing on our 2018 Duty to Serve plan to serve three specified underserved markets (manufactured housing, affordable housing preservation and rural areas), and advancing a number of new affordable housing and sustainable communities pilots. FHFA will make the final determination on whether we have met our 2018 housing goal and Duty to Serve plan requirements.

Fannie Mae 2018 Form 10-K	159

Executive Compensation | Compensation Discussion and Analysis

Board of Directors’ Goals	Assessment of Performance
Building a simple, efficient, innovative, and continuously improving company.
The goal was achieved. In 2018, we met all of our objectives relating to this strategic goal, including:
•
We successfully managed expenses to below our plan.
•
We accomplished significant progress toward successfully completing a number of top-tier, strategic projects to improve our technology infrastructure, including projects aimed at simplifying the customer experience and improving our data infrastructure.
•
We made substantial progress on our workplace strategy initiative relating to the relocation of our business headquarters and other offices, including completing the relocation of our headquarters ahead of schedule.
•
We resolved all medium and high priority internal audit issues, medium and high priority compliance issues, and risk and control matters identified by FHFA within established timeframes or mutually acceptable extensions.
•
We managed our business within the risk limits approved by the Board of Directors.
•
We continued to implement plans designed to improve the effectiveness of our organization, including continuing to increase the percentage of our workforce using our Way of Working management system.
•
We exceeded our employee engagement benchmark.
•
We met our objective relating to the diversity of borrowers using our primary access to credit initiative (HomeReady®) and also met objectives relating to the diversity of our workforce, suppliers, and capital markets and financial transaction partners.

Assessment of 2018 Individual Performance
Overview. The Board of Directors assessed the performance of our Interim Chief Executive Officer, who does not receive at-risk deferred salary, against goals prepared for the Interim Chief Executive Officer, with input from the Compensation Committee. The Compensation Committee and the Board of Directors assessed the performance and approved compensation for our other current named executives taking into account our Interim Chief Executive Officer’s recommendation and assessment. Half of each of these named executive’s 2018 at-risk deferred salary was subject to reduction based on individual performance in 2018. Pursuant to the assessments and determinations by the Compensation Committee, the Board of Directors and FHFA, each of our named executives with at-risk deferred salary for 2018 will be paid 100% of his or her individual performance-based at-risk deferred salary target for 2018, as presented in the “Summary of 2018 Compensation Actions” table above. The Compensation Committee and the Board of Directors did not assess the performance of our former Chief Executive Officer, who did not receive at-risk deferred salary.
Hugh Frater, Interim Chief Executive Officer. Mr. Frater became our Interim Chief Executive Officer in October 2018. In evaluating Mr. Frater’s 2018 performance, the Board of Directors acknowledged his exceptional leadership as he stepped into the chief executive officer role on an interim basis late in the year during a period of fundamental transformation in the organization. Mr. Frater made significant contributions to Fannie Mae’s numerous accomplishments in 2018, including overseeing management’s completion of its work to achieve the objectives set forth in the 2018 conservatorship scorecard and 2018 Board of Directors’ goals, which we refer to jointly in this discussion as the company’s 2018 goals. Fannie Mae’s management demonstrated exceptionally high quality performance in 2018. During a time of significant change—including several changes in the Board of Directors and senior executive leadership, and the transition to a new headquarters location—Fannie Mae’s management continued to operate the company profitably, deliver quality services and products in a disciplined risk-controlled environment, and remained focused on achieving the company’s objectives. The Board of Directors commended Mr. Frater’s seamless transition in leading the company on an interim basis while the Board conducts its search for a permanent chief executive officer, as well as Mr. Frater’s critical role in helping the company complete its 2018 achievements.
David Benson, President; Former Executive Vice President and Chief Financial Officer. Mr. Benson was promoted to President in August 2018, and prior to that time served as Executive Vice President and Chief Financial Officer. Mr. Benson’s continued strong leadership in 2018 was critical to the company’s extraordinary resilience during a period of fundamental transformation in the organization. Mr. Benson’s success in taking on the expanded responsibilities associated with his promotion to the President role was a key factor in the company’s ability to achieve its 2018 goals and keep operations running efficiently. The company experienced several leadership transitions in 2018, including the bifurcation of the President and Chief Executive Officer roles, the departure of the company’s Chief Executive Officer and hire of an Interim Chief

Fannie Mae 2018 Form 10-K	160

Executive Compensation | Compensation Discussion and Analysis

Executive Officer, the departure of the company’s General Counsel, a new Chief Financial Officer, a new Chief Operating Officer and a new Chief Risk Officer. Mr. Benson’s steady leadership was instrumental in the smooth transition of the company’s senior leadership in 2018. Mr. Benson also challenged the company’s senior leadership team to increase their engagement, transparency, joint ownership and strategic focus in 2018. In addition, Mr. Benson had many significant accomplishments in 2018 in his prior role as Chief Financial Officer of the company in the first seven months of the year, including successfully achieving all 2018 objectives relating to the transformation of the Finance organization, continuing to develop the capabilities and cohesion of the Finance leadership team, and completing certain technology-related initiatives. Mr. Benson also led the company’s 2018 update of its strategic plan, including working with the company’s Board of Directors to develop and enhance the plan. Mr. Benson also continued to provide leadership in Fannie Mae’s interactions with customers, others in the industry and FHFA.
Celeste Brown, Executive Vice President and Chief Financial Officer. Ms. Brown was promoted to Executive Vice President and Chief Financial Officer in August 2018, and prior to that time served as Senior Vice President and Deputy Chief Financial Officer. Ms. Brown’s many accomplishments in 2018 provided critical support to Fannie Mae’s achievement of the company’s 2018 goals. In 2018, Ms. Brown led the company’s efforts and engaged with FHFA on the conservatorship capital framework, and developed a target operating model for the company’s capital management. Ms. Brown enhanced the development of the company’s Finance transformation strategy and initiated the development of a cross-finance data strategy. She successfully led efforts relating to financial planning and cost allocation. In addition, Ms. Brown continued to drive the adoption of our Way of Working management system within our Finance division, invested in training and development for the Finance organization, and made appointments and organizational changes that improved the structure of the division and enhanced our depth of Finance division talent.
Andrew Bon Salle, Executive Vice President—Single-Family Mortgage Business. Mr. Bon Salle’s 2018 performance contributed to the company’s achievement of its 2018 goals in a number of significant ways. In 2018, Mr. Bon Salle maintained strong profitability and market share in our single-family guaranty business while maintaining a safe and sound approach to risk/return management; met all single-family housing goals; exceeded the 2018 objectives for single-family credit risk transfer transactions; and further drove the customer-centric culture change throughout the Single-Family organization, resulting in a high level of customer satisfaction and engagement. Mr. Bon Salle also oversaw continued development of our Single-Family business operating model to strengthen our ability to serve as a valued housing partner, better prioritize resources and support key initiatives; continued to drive the adoption of our Way of Working management system in the Single-Family business while also championing its adoption across the company; further improved our Single-Family business employee engagement; and continued to develop future Single-Family business leaders. In addition, Mr. Bon Salle maintained strong personal engagement with customers, other industry participants and FHFA.
Jeffery Hayward, Executive Vice President and Head of Multifamily. Mr. Hayward’s 2018 achievements include his delivery of strong multifamily business results and significant contributions to the achievement of the company’s 2018 goals. In 2018, Mr. Hayward maintained strong profitability and market share in our multifamily business while operating it in a safe and sound manner; met all multifamily housing goals; met the 2018 objectives for multifamily credit risk transfer transactions, including executing additional types of multifamily credit risk transfer transactions in 2018; continued to grow the multifamily guaranty book of business; finalized substantial improvements to our multifamily technology platform to improve operating efficiency and enhance the lender experience; maintained a high level of customer satisfaction and engagement; met the company’s 2018 objectives relating to multifamily customer service; maintained high Multifamily business employee engagement and a high level of diversity in the Multifamily business workforce compared with industry benchmarks; and completed pilots for a number of innovative programs to create multi-sector partnerships to promote sustainable communities. Mr. Hayward continued to lead the company’s affordable housing efforts, including a successful launch of Duty to Serve and our re-entry into the low income housing tax credit business. Mr. Hayward also continued to maintain strong personal engagement with customers, others in the industry and FHFA.
Kimberly Johnson, Executive Vice President and Chief Operating Officer. Ms. Johnson was promoted to Executive Vice President and Chief Operating Officer in March 2018, and prior to that time served as Executive Vice President and Chief Risk Officer. Ms. Johnson’s numerous 2018 achievements provided critical support to Fannie Mae’s attainment of the company’s 2018 goals and significantly contributed to the company’s improved business resiliency and operational efficiency. Through Ms. Johnson’s leadership, the company successfully deployed and tested critical business applications in its out of region data center, reduced the company’s cybersecurity risk, and successfully deployed new building technology to promote collaboration, mobility and productivity in connection with the company’s office relocations. Ms. Johnson also led initiatives to improve the company’s technology infrastructure; created an integrated technology solutions team; began initiatives relating to automation and machine learning; realigned the company’s operating model around enterprise capabilities and business delivery; launched an effort to improve the efficiency of the Chief Operating Office division; and aligned digital efforts across the company in support of business outcomes. Ms. Johnson also assisted with the transition of her former responsibilities as Chief Risk Officer to the company’s new Chief Risk Officer.

Fannie Mae 2018 Form 10-K	161

Executive Compensation | Compensation Discussion and Analysis

Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
For 2018, consultants from FW Cook attended meetings and advised the Compensation Committee and the Board of Directors on various executive compensation matters, including:

•
preparing an analysis of compensation for the chief executive officer position and our Chief Financial Officer in comparison to comparable positions at companies in our primary comparator group, based on information in proxy statements and other reports filed by those companies with the SEC;

•	reviewing McLagan’s analysis of market compensation data for select senior management positions;

•	reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;

•	reviewing our risk assessment of our 2018 compensation program;

•	assisting the Compensation Committee in its evaluation of our performance against the 2018 conservatorship scorecard and communicating its views to FHFA;

•	assisting the Compensation Committee in its evaluation of our performance against the 2018 Board of Directors’ goals;

•	facilitating the Compensation Committee’s evaluation of our Interim Chief Executive Officer’s performance;

•	informing the Compensation Committee of regulatory updates and market trends in compensation and benefits; and

•	assisting with the preparation of executive compensation disclosure in our Annual Report on Form 10-K.
For 2018, consultants from McLagan attended meetings as needed and advised management and the Compensation Committee on various compensation and human resources matters, including:

•	providing guidance and feedback on our 2018 executive compensation program;

•	defining the protocol regarding benchmarking for executives;

•	advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions;

•	providing market compensation data for senior management positions, including the named executives’ positions; and

•	reviewing market data and trends, and providing Compensation Committee members with an opportunity to ask questions and discuss implications of trends on Fannie Mae.
Compensation Consultant Independence Assessment
The Compensation Committee assessed the independence of FW Cook and McLagan. Based on its assessments, the Compensation Committee determined that FW Cook is independent from management and that FW Cook’s work for the Compensation Committee raises no conflicts of interest.
Because McLagan was retained by and provides services to management, it is not an independent adviser. McLagan’s work raises no material conflicts of interest, and any conflict of interest raised by McLagan’s retention and provision of services to management as well as to the Compensation Committee is addressed by the Compensation Committee’s receipt of advice from and access to FW Cook as its independent compensation consultant.
Comparator Group and Role of Benchmark Data
Our Compensation Committee typically requests benchmark compensation data for our senior executives on an annual basis to assess the compensation of the company’s senior executives relative to our comparator group or other appropriate benchmarks described below. The Compensation Committee uses benchmark compensation data as one of a number of factors that inform its compensation decisions. Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. The only directly comparable firm to us is Freddie Mac. At FHFA’s request, we and Freddie Mac use the same comparator group of companies for benchmarking executive compensation to provide consistency in the market data used for compensation decisions. Factors relevant to the selection of companies for our comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, insurance company, finance lessor, government-sponsored enterprise or financial technology firm) and their size (in terms of assets and number of employees) relative to the size of Fannie Mae. Our primary comparator group, which was developed and approved by FHFA and the Compensation Committee in 2017, consists of the following 25 companies:

Fannie Mae 2018 Form 10-K	162

Executive Compensation | Compensation Discussion and Analysis

•	Allstate Corporation	•	Mastercard
•	Ally Financial Inc.	•	MetLife, Inc.
•	American International Group Inc.	•	Northern Trust Corporation
•	American Express Company	•	PNC Financial Services Group, Inc.
•	Bank of New York Mellon Corporation	•	Prudential Financial, Inc.
•	BB&T Corporation	•	Regions Financial Corporation
•	Capital One Financial Corporation	•	State Street Corporation
•	Citizens Financial Group Inc.	•	SunTrust Banks, Inc.
•	Discover Financial Services	•	Synchrony Financial
•	Fifth Third Bancorp	•	U.S. Bancorp
•	Freddie Mac	•	Visa Inc.
•	Hartford Financial Services Group, Inc.	•	Voya Financial Inc.
•	KeyCorp
The Compensation Committee follows a bifurcated approach to benchmarking the compensation of senior executive positions. Under this approach, while the comparator group noted above is the primary group of companies used for benchmarking senior management pay levels, for certain senior management roles that are more comparable in function and/or scope to roles at firms outside this comparator group, the Compensation Committee considers pay levels against a broader group of companies. The company believes this more comprehensive approach results in more reliable market data.
The named executives’ compensation was compared to compensation at other companies as follows:

•	The compensation of our current Chief Financial Officer (Ms. Brown) was benchmarked against our primary comparator group identified above;

•
The compensation of our current President (Mr. Benson) was benchmarked against our primary comparator group identified above as well as other U.S.-based financial services firms to the extent those firms have executives in comparable positions;

•
The compensation of our Executive Vice President and Chief Operating Officer (Ms. Johnson) was benchmarked against our primary comparator group identified above as well as a group of large banks consisting of Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co. and Wells Fargo & Company; and

•
The compensation of our Executive Vice President—Single-Family Mortgage Business (Mr. Bon Salle) and our Executive Vice President and Head of Multifamily (Mr. Hayward) was benchmarked against our primary comparator group identified above as well as the group of large banks noted above, and other U.S.-based financial services firms and specialty mortgage lending organizations, to the extent those firms have executives in comparable positions.

In late 2018, FW Cook provided the Compensation Committee with a comparison of 2018 total target direct compensation for our current Chief Financial Officer with 2017 compensation for the comparable position at companies in our primary comparator group, based on FW Cook’s analysis of proxy statements and other SEC filings. McLagan also provided the Compensation Committee with updated benchmarking data for our named executives (and other senior leadership roles) other than our Chief Financial Officer, our Interim Chief Executive Officer or our former Chief Executive Officer. The McLagan data compared the named executives’ total direct compensation for 2018 with market ranges of 2017 direct compensation for comparable positions in the applicable comparator group of companies based on McLagan’s proprietary database. Members of the Compensation Committee reviewed and discussed this data in late 2018.
The compensation of Mr. Frater (our Interim Chief Executive Officer) and Mr. Mayopoulos (our former Chief Executive Officer) was not benchmarked in 2018, as Mr. Mayopoulos left the company prior to the time the benchmarking was conducted and Mr. Frater is serving as chief executive officer on an interim basis while the Board of Directors conducts a search for a successor chief executive officer. However, FW Cook provided the Compensation Committee with a comparative analysis showing that the total annual direct compensation of $600,000 for our chief executive officer position is more than 90% below the market median for 2017 chief executive officer compensation at comparable firms.
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

Fannie Mae 2018 Form 10-K	163

Executive Compensation | Compensation Discussion and Analysis

•
Termination for Cause. If we terminate an executive officer’s employment for cause, he or she will immediately forfeit all deferred salary and any incentive payments that have not yet become payable. We may terminate an executive officer’s employment for cause if we determine that the officer has: (a) materially harmed the company by, in connection with the officer’s performance of his or her duties for the company, engaging in gross misconduct or performing his or her duties in a grossly negligent manner, or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.

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

In addition, under Section 304 of the Sarbanes-Oxley Act of 2002, certain of the incentive-based compensation for individuals serving as our chief executive officer or chief financial officer, including compensation received for prior years, could become subject to reimbursement.
Stock Ownership and Hedging Policies
We ceased paying new stock-based compensation to our executives after entering into conservatorship in September 2008. In 2009, our Board of Directors eliminated our stock ownership requirements. All employees, including our named executives, are prohibited from transacting in options, puts, calls or other derivative securities relating to Fannie Mae’s securities, on an exchange or in any other organized market.
Tax Deductibility of our Compensation Expenses
Subject to certain exceptions, Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount of compensation a company may annually deduct for the chief executive officer, chief financial officer and the three most highly compensated employees who were acting as executive officers at any time during the year, as well as any other person who was covered under Section 162(m) for a taxable year beginning after December 31, 2016. We have not adopted a policy requiring all compensation to be deductible under Section 162(m).
Compensation Committee Report

The Compensation Committee of the Board of Directors of Fannie Mae has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Diane C. Nordin, Chair Robert H. Herz, Vice Chair Michael J. Heid Ryan A. Zanin

Fannie Mae 2018 Form 10-K	164

Executive Compensation | Compensation Risk Assessment

Compensation Risk Assessment

Our Enterprise Risk Management division conducted a risk assessment of our 2018 employee compensation policies and practices. In conducting this risk assessment, the division reviewed the following, among other things:

•	our performance goals, pay mix and compensation structure;

•	the $600,000 limit on annual direct compensation for our chief executive officer position under the Equity in Government Compensation Act of 2015;

•	our severance arrangements;

•	our compensation clawback provisions;

•	the oversight of aspects of our compensation by the Compensation Committee, the Board of Directors and FHFA; and

•	our corporate culture with regard to risk.
The division also assessed whether policies, procedures or other mitigating factors existed that would reduce the opportunity for excessive or inappropriate risk-taking within our compensation policies and practices. Our Chief Risk Officer discussed the risk assessment of the company’s 2018 compensation policies and practices with the Compensation Committee.
Based on the risk assessment, management concluded that our 2018 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. A number of factors contributed to this conclusion, including:

•	the 2018 conservatorship scorecard objectives and the 2018 Board of Directors’ goals do not encourage unnecessary or excessive risk-taking;

•	our Board and management risk limits inhibit excessive risk taking; and

•	the overall design of our compensation structure, including that deferred salary for our executive officers is subject to clawback provisions.
Management stated in its risk assessment that the cap on our chief executive officer compensation continues to increase the risk that we may be unable to retain our chief executive officer, engage in effective succession planning or attract qualified candidates for this critical role. Management also stated in its risk assessment that the search for a successor chief executive officer is expected to be complex and difficult due to this compensation restriction.
As discussed in “Risk Factors,” the conservatorship, the uncertainty of our future and limitations on our compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit well-qualified executives and other employees.

Fannie Mae 2018 Form 10-K	165

Executive Compensation | Compensation Tables and Other Information

Compensation Tables and Other Information

Summary Compensation Table
The following table shows summary compensation information for the named executives.

Summary Compensation Table for 2018, 2017 and 2016
		Salary
Name and Principal Position	Year	Base Salary(1)	Fixed Deferred Salary (Service- Based)(2)	Bonus(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Hugh Frater	2018	$113,077	$—	$—	$—	$139,615	$252,692
Interim Chief Executive
Officer
Timothy Mayopoulos	2018	486,923	—	—	—	38,954	525,877
Former Chief Executive	2017	600,000	—	—	—	48,000	648,000
Officer	2016	600,000	—	—	—	100,846	700,846
Celeste Brown	2018	505,769	794,615	700,000	562,212	549,475	3,112,071
Executive Vice President
and Chief Financial Officer
David Benson	2018	600,000	1,669,615	—	981,252	135,535	3,386,402
President; Former	2017	600,000	1,500,000	—	903,825	150,875	3,154,700
Executive Vice President	2016	600,000	1,500,000	—	893,896	151,125	3,145,021
and Chief Financial Officer
Andrew Bon Salle	2018	500,000	1,741,346	—	969,030	97,824	3,308,200
Executive Vice President	2017	500,000	1,578,462	—	894,556	89,208	3,062,226
—Single-Family Mortgage	2016	500,000	1,287,692	—	760,957	86,762	2,635,411
Business
Jeffery Hayward	2018	500,000	1,209,615	—	739,140	112,991	2,561,746
Executive Vice President	2017	498,077	1,033,846	—	659,328	122,086	2,313,337
and Head of Multifamily	2016	475,000	960,000	—	610,829	117,505	2,163,334
Kimberly Johnson	2018	500,000	1,093,846	—	689,088	90,318	2,373,252
Executive Vice President
and Chief Operating Officer

(1)	Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis.

(2)
Amounts shown in this sub-column consist of the fixed, service-based portion of deferred salary. Deferred salary shown for 2018 generally will be paid in four equal installments in March, June, September and December 2019. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned. For deferred salary earned in 2018, this rate is 0.88% per year. Interest on the named executives’ fixed deferred salary is shown in the “All Other Compensation” column. Deferred salary shown for 2017 was paid to our named executives during 2018.

(3)
The amount shown in this column consists of the second installment of Ms. Brown’s sign-on award. See “Compensation Discussion and Analysis—Determination of 2018 Compensation—Compensation Arrangements with Current Chief Financial Officer” above for more information regarding Ms. Brown’s sign-on award.

Fannie Mae 2018 Form 10-K	166

Executive Compensation | Compensation Tables and Other Information

(4)
Amounts shown in this column consist of the at-risk, performance-based portion of deferred salary earned during the year and interest payable on that deferred salary. The table below provides more detail on the 2018 at-risk deferred salary awarded to our named executives.

Performance-Based At-Risk Deferred Salary
Name	2018 Corporate Performance-Based At-Risk Deferred Salary	2018 Individual Performance-Based At-Risk Deferred Salary	Interest Payable on 2018 At-Risk Deferred Salary	Total
Hugh Frater	$—	$—	$—	$—
Timothy Mayopoulos	—	—	—	—
Celeste Brown	278,654	278,654	4,904	562,212
David Benson	486,346	486,346	8,560	981,252
Andrew Bon Salle	480,289	480,288	8,453	969,030
Jeffery Hayward	366,346	366,346	6,448	739,140
Kimberly Johnson	341,539	341,538	6,011	689,088

(5)	The table below provides more detail on the amounts reported for 2018 in the “All Other Compensation” column.

All Other Compensation
Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Matching Charitable Award Program	Interest Payable on 2018 Fixed Deferred Salary	Relocation Benefits	Director Fees Earned or Paid in Cash	Total
Hugh Frater	$5,031	$—	$—	$—	$—	$134,584	$139,615
Timothy Mayopoulos	22,000	16,954	—	—	—	—	38,954
Celeste Brown	22,000	41,385	200	6,993	478,897	—	549,475
David Benson	27,500	92,500	842	14,693	—	—	135,535
Andrew Bon Salle	22,000	58,000	2,500	15,324	—	—	97,824
Jeffery Hayward	27,500	72,346	2,500	10,645	—	—	112,991
Kimberly Johnson	22,000	57,692	1,000	9,626	—	—	90,318

See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and “Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental Retirement Savings Plan. Contributions to these plans shown for Mr. Benson and Mr. Hayward reflect additional amounts we paid through June 2018 in connection with the 2013 termination of our defined benefit pension plan to employees who satisfied a rule of 65, which we describe in “Pension Benefits.”
Amounts shown in the “Matching Charitable Award Program” column reflect gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $2,500 for the 2018 calendar year.
The amount shown in the “Relocation Benefits” column consists of relocation benefits provided to Ms. Brown in 2018 relating to costs associated with maintaining and selling her previous home. We provided these benefits to Ms. Brown to facilitate her move to the Washington, DC area in connection with her hire in May 2017, and these benefits expired in 2018. We calculated the incremental cost of Ms. Brown’s relocation benefits based on actual cost (that is, the total amount of expenses incurred by us in providing the benefits), which includes fees and interest paid to the relocation benefit administrator.
The amount shown in the “Director Fees Earned or Paid in Cash” column consists of fees paid to Mr. Frater for his service as a director in 2018 prior to becoming our Interim Chief Executive Officer in October 2018. Mr. Frater has not received any additional compensation for his service as a director since becoming our Interim Chief Executive Officer.

Fannie Mae 2018 Form 10-K	167

Executive Compensation | Compensation Tables and Other Information

Plan-Based Awards
The following table shows the at-risk deferred salary for each of the named executives during 2018. The terms of 2018 at-risk deferred salary are described in “Compensation Discussion and Analysis—2018 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2018 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the at-risk, performance-based portion of the named executives’ 2018 deferred salary.

Grants of Plan-Based Awards in 2018
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Threshold	Target	Maximum
Hugh Frater	At-risk deferred salary—Corporate	$—	$—	$—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
Timothy Mayopoulos	At-risk deferred salary—Corporate	—	—	—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
Celeste Brown	At-risk deferred salary—Corporate	—	278,654	278,654
	At-risk deferred salary—Individual	—	278,654	278,654
	Total at-risk deferred salary	—	557,308	557,308
David Benson	At-risk deferred salary—Corporate	—	486,346	486,346
	At-risk deferred salary—Individual	—	486,346	486,346
	Total at-risk deferred salary	—	972,692	972,692
Andrew Bon Salle	At-risk deferred salary—Corporate	—	480,289	480,289
	At-risk deferred salary—Individual	—	480,288	480,288
	Total at-risk deferred salary	—	960,577	960,577
Jeffery Hayward	At-risk deferred salary—Corporate	—	366,346	366,346
	At-risk deferred salary—Individual	—	366,346	366,346
	Total at-risk deferred salary	—	732,692	732,692
Kimberly Johnson	At-risk deferred salary—Corporate	—	341,539	341,539
	At-risk deferred salary—Individual	—	341,538	341,538
	Total at-risk deferred salary	—	683,077	683,077

(1)
Amounts shown are the target amounts of the at-risk, performance-based portion of the named executives’ 2018 deferred salary. Half of 2018 at-risk deferred salary was subject to reduction based on corporate performance against the 2018 conservatorship scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2018, taking into account corporate performance against the 2018 Board of Directors’ goals, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a minimum amount payable. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2018 at-risk deferred salary was only subject to reduction; amounts higher than the target amount could not be awarded. The actual amounts of the at-risk portion of 2018 deferred salary that will be paid to the named executives for 2018 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2018, 2017 and 2016.”

Pension Benefits
Retirement Savings Plan
The Retirement Savings Plan is a tax-qualified defined contribution plan for which all of our employees are generally eligible that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible

Fannie Mae 2018 Form 10-K	168

Executive Compensation | Compensation Tables and Other Information

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
Through June 2018, we made additional contributions to the Retirement Savings Plan and to the Supplemental Retirement Savings Plan discussed under “Nonqualified Deferred Compensation” for employees who previously participated in a qualified defined benefit pension plan that we terminated in 2013 and who satisfied a rule of 65 at the time we terminated the plan. Mr. Benson and Mr. Hayward received these additional contributions. These contributions consisted of fully vested contributions to the Retirement Savings Plan equal to 4% of eligible earnings (subject to applicable IRS limits on contributions) and to the Supplemental Retirement Savings Plan for earnings in excess of the applicable IRS limits (subject to an overall limit of two times base salary), during the period from July 1, 2013 through June 2018. To satisfy the rule of 65, as of June 30, 2013 an employee must have been at least age 50 and the sum of the employee’s age plus years of vesting service under the Retirement Savings Plan must have equaled at least 65.
Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2018, the annual limit was $275,000). Mr. Frater did not earn sufficient employee compensation in 2018 to earn a benefit under the plan.
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
As described above in “Pension Benefits,” for a limited time, which ended in June 2018, we made additional contributions to the Supplemental Retirement Savings Plan for employees who previously participated in the qualified defined benefit pension plan we terminated in 2013 and who satisfied a rule of 65 at the time we terminated the plan. Mr. Benson and Mr. Hayward received these additional contributions in 2018.
While the Supplemental Retirement Savings Plan is not funded, amounts credited on behalf of a participant under the Supplemental Retirement Savings Plan are deemed to be invested in mutual fund investments selected by the participant that are similar to the investments offered under our Retirement Savings Plan.
Amounts deferred under the Supplemental Retirement Savings Plan are payable to participants in the January or July following separation from service with us, subject to a six month delay in payment for our 50 most highly-compensated officers. Participants generally may not withdraw amounts from the Supplemental Retirement Savings Plan while they are employees.
The table below provides information on the nonqualified deferred compensation of the named executives in 2018, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Non-Qualified Deferred Compensation for 2018
Name	Company Contributions in 2018(1)	Aggregate Earnings in 2018(2)	Aggregate Balance at December 31, 2018(3)
Hugh Frater	$—	$—	$—
Timothy Mayopoulos	16,954	(13,692)	608,176
Celeste Brown	41,385	(3,639)	39,072
David Benson	92,500	1,437	610,325
Andrew Bon Salle	58,000	(19,317)	328,760
Jeffery Hayward	72,346	(17,681)	414,489
Kimberly Johnson	57,692	(34,100)	439,773

(1)	All amounts reported in this column are also reported as 2018 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2018, 2017 and 2016.”

(2)
None of the earnings reported in this column are reported as 2018 compensation in the “Summary Compensation Table for 2018, 2017 and 2016” because the earnings are neither above-market nor preferential.

Fannie Mae 2018 Form 10-K	169

Executive Compensation | Compensation Tables and Other Information

(3)
Amounts reported in this column reflect company contributions to the Supplemental Retirement Savings Plan that are also reported in the “All Other Compensation” column of the “Summary Compensation Table for 2018, 2017 and 2016” as follows:

Balance Amounts Reported in “All Other Compensation” in the Summary Compensation Table
Name	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2017 in the Summary Compensation Table	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2016 in the Summary Compensation Table
Hugh Frater	$—	$—
Timothy Mayopoulos	26,400	79,646
Celeste Brown	—	—
David Benson	111,600	112,200
Andrew Bon Salle	58,400	58,877
Jeffery Hayward	85,292	82,585
Kimberly Johnson	—	—
Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2018 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. Under the 2018 executive compensation program, a named executive would be entitled to receive a specified portion of his or her earned but unpaid 2018 deferred salary if his or her employment was terminated for any reason, other than for cause.
Below we discuss various elements of the named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, or his or her employment is terminated by the company. We then quantify the amounts that would be paid to our named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2018.

•	Deferred Salary. If a named executive is separated from employment with the company for any reason other than termination for cause, he or she would receive:

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

•
the earned but unpaid portion of his or her at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year, except that the reduction will not apply if an officer’s employment terminates as a result of death or long-term disability prior to the Board of Directors’ and FHFA’s determinations of performance for at-risk deferred salary;

•	interest on the earned but unpaid portion of his or her 2018 deferred salary, which accrues at an annual rate of 0.88%; and

•	installment payments of deferred salary would be made on the original payment schedule except that payments will be made within 90 days in case of the named executive’s death.
If a named executive’s employment is terminated by the company for cause, he or she would not receive any of the earned but unpaid portion of his or her deferred salary. The company may terminate an executive for cause if it determines that the executive has: (a) materially harmed the company by, in connection with the performance of his or

Fannie Mae 2018 Form 10-K	170

Executive Compensation | Compensation Tables and Other Information

her duties for the company, engaging in gross misconduct or performing his or her duties in a grossly negligent manner; or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.

•	Retiree Medical Benefits. We currently make certain retiree medical benefits available to our full-time employees who meet certain age and service requirements at the time of retirement.
The table below shows the amounts that would have become payable to each of our current named executives if his or her employment had terminated on December 31, 2018. Because Mr. Mayopoulos left the company in October 2018, the amounts shown in the table are based on his October 15, 2018 separation date.

Potential Payments Upon Termination as of December 31, 2018
Name	2018 Fixed Deferred Salary(1)	2018 At-Risk Deferred Salary(1)	Total
Hugh Frater
Resignation, retirement, or termination without cause	$—	$—	$—
Death or long-term disability	—	—	—
Termination for cause	—	—	—
Timothy Mayopoulos
Resignation, retirement, or termination without cause	—	—	—
Death or long-term disability	—	—	—
Termination for cause	—	—	—
Celeste Brown
Resignation, retirement, or termination without cause	593,190	562,212	1,155,402
Death or long-term disability	801,608	562,212	1,363,820
Termination for cause	—	—	—
David Benson
Resignation, retirement, or termination without cause	1,684,308	981,252	2,665,560
Death or long-term disability	1,684,308	981,252	2,665,560
Termination for cause	—	—	—
Andrew Bon Salle
Resignation, retirement, or termination without cause	1,299,936	969,030	2,268,966
Death or long-term disability	1,756,670	969,030	2,725,700
Termination for cause	—	—	—
Jeffery Hayward
Resignation, retirement, or termination without cause	1,220,260	739,140	1,959,400
Death or long-term disability	1,220,260	739,140	1,959,400
Termination for cause	—	—	—
Kimberly Johnson
Resignation, retirement, or termination without cause	816,569	689,088	1,505,657
Death or long-term disability	1,103,472	689,088	1,792,560
Termination for cause	—	—	—

(1)
In the case of resignation, retirement or termination without cause, Ms. Brown, Mr. Bon Salle and Ms. Johnson each would have received 74% of her or his 2018 fixed deferred salary, which is the earned but unpaid portion of her or his 2018 fixed deferred salary as of December 31, 2018, reduced by 2% for each full or partial month by which the named executive’s separation from employment preceded January 31, 2020. Mr. Benson and Mr. Hayward each would have received 100% of his 2018 fixed deferred salary, with no reduction, because Mr. Benson had reached age 55 with 10 years of service with Fannie Mae and Mr. Hayward had reached age 62. Amounts shown in the table include interest payable on the deferred salary.

Fannie Mae 2018 Form 10-K	171

Executive Compensation | Compensation Tables and Other Information

Chief Executive Officer to Median Employee Pay Ratio
Two individuals served as our chief executive officer during 2018: Mr. Mayopoulos held the position through October 15, 2018 and Mr. Frater has been our Interim Chief Executive Officer since October 16, 2018. In accordance with SEC rules, in determining chief executive officer compensation in the table below, we combined the total compensation provided to Mr. Mayopoulos and Mr. Frater during the time each served as our chief executive officer during 2018. Compensation for Mr. Frater in the table below includes only the compensation provided to him in his capacity as Interim Chief Executive Officer, and excludes the fees paid to him for service as an independent director in 2018 prior to becoming our Interim Chief Executive Officer.
The following table shows this combined chief executive officer compensation amount for 2018, the total 2018 compensation of our median employee (which was calculated based on the methodology described below the table), and the estimated ratio of the combined chief executive officer pay to the median employee pay for 2018.

2018 Chief Executive Officer to Median Employee Pay Ratio
Individual	Compensation

Chief Executive Officer (combined)	$643,985
Median Employee	147,505
Pay Ratio	4.4 to 1
We took the following steps to identify our median employee in 2017:

•	We identified our employee population as of December 31, 2017, which consisted of approximately 7,100 employees.

•
For each employee (other than our then Chief Executive Officer), we determined the sum of his or her base salary for 2017, performance awards for 2017 and the value of company contributions made in 2017 on his or her behalf to retirement plans. Comparing the sums, we identified an employee whose compensation best reflected Fannie Mae employees’ median 2017 compensation, taking into account whether we believed, at the time of the determination, the employee’s compensation likely would reflect median employee compensation in future years.

Although there have been no changes in 2018 to our employee population or our employee compensation arrangements in general that we believe would significantly impact our pay ratio disclosure, we did not use the same median employee that we identified in 2017 in determining median employee compensation for 2018. Due to a change in this employee’s circumstances, we determined that it was no longer appropriate to use this employee as our median employee. Accordingly, we selected another employee from our original identification process completed for 2017 with substantially similar compensation as our 2017 median employee. We then determined that employee’s 2018 total compensation using the approach required by the SEC when calculating our named executives’ compensation, as reported in the Summary Compensation Table.
In general, we offer employees base salary, company retirement plan contributions, the opportunity to receive awards for performance, and other benefits. In accordance with SEC rules, the median employee compensation provided in the table above reflects company retirement plan contributions, awards for 2018 performance, and other benefits, but does not reflect benefits relating to group life or health plans generally available to all salaried employees. The chief executive officer compensation amount provided in the table above consists of base salary and company retirement plan contributions.
Director Compensation
Our Corporate Governance Guidelines provide that compensation for members of the Board of Directors will be reasonable, appropriate, and commensurate with the duties and responsibilities of their Board service. Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in November 2008. Mr. Mayopoulos, our former Chief Executive Officer and former member of the Board of Directors, did not receive any additional compensation for his service as a director. Mr. Frater, our Interim Chief Executive Officer, has not received any additional compensation for his service as a director since becoming our Interim Chief Executive Officer in October 2018; however, he received fees for his service as a director prior to this time, which are described in the “Summary Compensation Table for 2018, 2017 and 2016” above.
Our non-management directors (other than the non-executive Chair) receive a retainer at an annual rate of $160,000, with no meeting fees. Committee chairs and Audit Committee members receive an additional retainer at an annual rate of $25,000 for the Audit Committee chair, $15,000 for the Risk Policy and Capital Committee chair and $10,000 for all other committee chairs and each non-chair member of the Audit Committee. In recognition of the substantial amount of time and effort necessary to fulfill the duties of non-executive Chair of the Board, the annual retainer for our non-executive Chair is $290,000. Mr. Perry was our non-executive Chair until December 2018, and Mr. Plutzik has been our non-executive Chair since December 2018. Our directors receive no equity compensation.

Fannie Mae 2018 Form 10-K	172

Executive Compensation | Compensation Tables and Other Information

The total 2018 compensation for our non-management directors is shown in the table below.

2018 Non-Management Director Compensation Table
Name	Fees Earned or Paid in Cash
Amy Alving	$170,000
Renee Glover	164,167
Michael Heid	170,000
Robert Herz	185,000
Antony Jenkins(1)	74,839
Diane Nordin	180,000
Jonathan Plutzik	180,390
Manolo Sánchez(2)	48,444
Ryan Zanin	161,250
Directors who resigned from the Board during 2018
Frederick B. “Bart” Harvey III(3)	99,167
George W. Haywood(4)	160,000
Egbert L. J. Perry(3)	278,199

(1)
Mr. Jenkins joined Fannie Mae’s Board of Directors in July 2018. Prior to joining the Board, Mr. Jenkins served as a member of Fannie Mae’s Digital Advisory Council. He received $30,000 in fees in February 2018 for his service as a member of Fannie Mae’s Digital Advisory Council. These fees are not included in this director compensation table, as Mr. Jenkins received them prior to becoming a member of Fannie Mae’s Board of Directors.

(2)	Mr. Sánchez joined Fannie Mae’s Board of Directors in September 2018.

(3)
Mr. Harvey resigned effective in August 2018 and Mr. Perry resigned effective in December 2018, in each case following his completion of ten years of service on the Board. As described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Composition of Board of Directors,” absent a waiver, FHFA corporate governance regulations limit service on our Board to ten years or age 72, whichever comes first.

(4)	Mr. Haywood resigned effective in December 2018.
Additional Arrangements with our Non-Management Directors
Matching Charitable Gifts Program. To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. No non-employee directors participated in our matching gifts program in 2018.
Stock Ownership Guidelines for Directors. In 2009, our Board of Directors eliminated our stock ownership requirements for directors.
Other Expenses. We pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board of Directors, including travel to and from our meetings, accommodations, meals and education.

Fannie Mae 2018 Form 10-K	173

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership

The following table shows the beneficial ownership of our stock by each of our current directors, each of our named executives, and all current directors and executive officers as a group, as of February 1, 2019. As of that date, no director or named executive, nor all current directors and executive officers as a group, owned as much as 1% of our outstanding common stock or any series of our preferred stock.

Beneficial Ownership of Stock
		Number of Shares Beneficially Owned(1)
Directors and Named Executives	Position	8.25% Non-Cumulative Series T Preferred Stock	Common Stock
Amy Alving	Director	0	0
Renee Glover	Director	0	0
Michael Heid	Director	0	0
Robert Herz	Director	0	0
Antony Jenkins	Director	0	0
Diane Nordin	Director	0	0
Jonathan Plutzik	Director (Chair of the Board)	0	0
Manolo Sánchez	Director	0	0
Ryan Zanin	Director	0	0
Hugh Frater	Interim Chief Executive Officer and Director	0	0
Timothy Mayopoulos	Former Chief Executive Officer	0	0
Celeste Brown	EVP—Chief Financial Officer	0	0
David Benson	President; Former EVP—Chief Financial Officer	0	0
Andrew Bon Salle	EVP—Single-Family Mortgage Business	1,000	0
Jeffery Hayward	EVP and Head of Multifamily	0	14,868
Kimberly Johnson	EVP and Chief Operating Officer	0	6,669

All current directors and executive officers as a group (17 persons)		1,000	21,537

(1)
Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table.

Fannie Mae 2018 Form 10-K	174

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of February 1, 2019.

5% Holders	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW, Washington, DC 20220
Pershing Square Capital Management, L.P. PS Management GP, LLC William A. Ackman	115,569,796(2)	9.98%
888 Seventh Avenue, 42nd Floor, New York, New York 10019

(1)
In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 14, 2019, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

(2)
Information regarding these shares and their holders is based solely on information contained in a Schedule 13D filed with the SEC on November 15, 2013, as amended by an amendment to the Schedule 13D filed on March 31, 2014. The Schedule 13D and its amendment were filed by these holders as well as by Pershing Square GP, LLC. According to the original Schedule 13D, Pershing Square Capital Management, L.P., as investment adviser for a number of funds for which it purchased the shares reported in the table above, and PS Management GP, LLC, its general partner, may be deemed to share voting and dispositive power for the shares. Pershing Square GP, LLC, as general partner of two of the funds, may be deemed to share voting and dispositive power for 40,114,044 of the shares reported in the table above, which are held by the two funds. As the Chief Executive Officer of Pershing Square Capital Management, L.P. and managing member of each of PS Management GP, LLC and Pershing Square GP, LLC, William A. Ackman may be deemed to share voting and dispositive power for all of the shares reported in the table above. In the amendment, the parties further reported that certain of them had entered into swap transactions resulting in their having additional economic exposure to approximately 15,434,715 notional shares of common stock under certain cash-settled total return swaps, bringing their total aggregate economic exposure to 131,004,511 shares of common stock (approximately 11.31% of the outstanding common stock). In the amendment to the Schedule 13D, these parties indicated that they would forgo future reporting on Schedule 13D based on their determination that shares of the common stock are not voting securities as such term is used in Rule 13d-1(i) under the Securities Exchange Act. As a result, the information in the table above does not reflect any acquisitions or dispositions by these holders of Fannie Mae common stock that occurred after March 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures Relating to Transactions with Related Persons

Overview. We review transactions in which Fannie Mae is a participant and in which any of our directors or executive officers or their immediate family members may have a material interest to determine whether any of those persons has a material interest in the transaction. Our current written policies and procedures for the review, approval or ratification of transactions with related persons that are required to be reported under Item 404(a) of Regulation S-K are set forth in our:

•	Director Code of Conduct;

•	Corporate Governance Guidelines;

•	Nominating and Corporate Governance Committee Charter;

•	Board of Directors’ delegation of authorities and reservation of powers;

•	Employee Code of Conduct; and

•	Conflict of Interest Policy and Conflict of Interest Procedure for employees.

Fannie Mae 2018 Form 10-K	175

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
Director Code of Conduct. Our Director Code of Conduct prohibits our directors from engaging in any conduct or activity that is inconsistent with our best interests, as defined by the conservator’s express directions, its policies and applicable federal law. Our Director Code of Conduct requires each of our directors to excuse himself or herself from voting on any issue before the Board that could result in a conflict, self-dealing or other circumstance where the director’s position as a director would be detrimental to us or result in a noncompetitive, favored or unfair advantage to either the director or the director’s associates. In addition, our directors must disclose to the Chair of the Nominating and Corporate Governance Committee, or another member of the Committee, any situation that involves or appears to involve a conflict of interest. This includes, for example, any financial interest of a director, an immediate family member of a director or a business associate of a director in any transaction being considered by the Board, as well as any financial interest a director has in an organization doing business with us. Each of our directors also must annually certify compliance with our Director Code of Conduct.
Corporate Governance Guidelines; Board Delegation of Authorities and Reservation of Powers. Our Corporate Governance Guidelines provide that our Board of Directors, directly or through its committees, reviews and approves any action that in the reasonable business judgment of management at the time the action is taken is likely to cause significant reputational risk to Fannie Mae or result in substantial negative publicity. Our Board’s delegation of authorities and reservation of powers similarly requires Board approval for these actions. Depending on management’s business judgment, this requirement might include a related party transaction.
Nominating and Corporate Governance Committee Charter; Board Delegation of Authorities and Reservation of Powers. The Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities and reservation of powers require the Nominating and Corporate Governance Committee to approve any transaction with any director, nominee for director or executive officer, or any immediate family member of a director, nominee for director or executive officer, that is required to be disclosed pursuant to Item 404 of Regulation S-K.
Employee Code of Conduct. Our Employee Code of Conduct requires that our employees seek to avoid any actual or apparent conflicts between our business interests and the personal interests of our employees or their family members. Our Employee Code of Conduct requires our employees to raise any compliance or ethics concerns, including concerns relating to known or suspected violations of our Employee Code of Conduct, with the employee’s manager, another appropriate member of management, a member of our Human Resources division or our Compliance and Ethics division.
Conflict of Interest Policy and Procedure. Our Conflict of Interest Policy and Conflict of Interest Procedure for employees requires that our executive officers report to the Compliance and Ethics division any existing or currently proposed transaction with us, whether or not in the ordinary course of business, in which the executive officer or any immediate family member of the executive officer has a direct or indirect interest. Our Conflict of Interest Procedure for employees provides that the Compliance and Ethics division will refer any such report to the Legal department for review to determine whether the Nominating and Corporate Governance Committee or FHFA is required to review and approve the transaction pursuant to the Nominating and Corporate Governance Committee Charter and/or the Board’s delegation of authorities and reservation of powers.
Conservator Instructions. We are required by the conservator to obtain its decision for various matters, some of which may involve relationships or transactions with related persons. These matters include: actions requiring the consent of or consultation with Treasury under the senior preferred stock purchase agreement; the creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for routine ongoing transactions with CSS or the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business; changes in employee compensation that could significantly impact our employees; new compensation arrangements with or increases in compensation or benefits for our executive officers; setting or increasing the compensation or benefits payable to members of the Board; and changes in our business operations, activities, and transactions that in the reasonable business judgment of management are more likely than not to result in a significant increase in credit, market, reputational, operational or other key risks.
Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement requires us to obtain written Treasury approval of transactions with affiliates unless, among other things, the transaction is upon terms no less favorable to us than would be obtained in a comparable arm’s-length transaction with a non-affiliate or the transaction is undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence at the time the senior preferred stock purchase agreement was entered into.
Director and Officer Disclosures. We require our directors and executive officers, not less than annually, to describe to us any situation involving a transaction with us in which a director or executive officer could potentially have an interest that would require disclosure under Item 404 of Regulation S-K.

Fannie Mae 2018 Form 10-K	176

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
Treasury Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement was subsequently amended on September 26, 2008, May 6, 2009, December 24, 2009 and August 17, 2012. In addition, on December 21, 2017, we, through FHFA, in its capacity as conservator, and Treasury entered into a letter agreement amending the dividend and liquidation preference provisions of the senior preferred stock we previously issued to Treasury. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” for a description of the terms of the senior preferred stock purchase agreement, the senior preferred stock and the warrant.
As of December 31, 2018, we had received an aggregate of $119.8 billion from Treasury under the senior preferred stock purchase agreement, $3.7 billion of which was received in 2018, and the remaining amount of funding available to us under the agreement was $113.9 billion. Through December 31, 2018, we had paid an aggregate of $175.8 billion to Treasury in dividends on the senior preferred stock, $9.4 billion of which was paid in 2018. We expect to pay Treasury additional senior preferred stock dividends of $3.2 billion for the first quarter of 2019.
Treasury Making Home Affordable Program
In 2009, Treasury launched the Making Home Affordable Program to help struggling homeowners avoid foreclosure and engaged us as program administrator for loans modified under the Home Affordable Modification Program, or HAMP, and other initiatives under the Making Home Affordable Program. HAMP was aimed at helping borrowers by modifying their mortgage loan to make their payments more affordable. In 2018, our principal activities as program administrator included:

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
Under our arrangement, Treasury has compensated us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect we will have received an aggregate of approximately $508 million from Treasury for our work as program administrator from 2009 through 2018, as well as an additional amount of approximately $143 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to continue to receive reimbursements from Treasury for our work through the completion of our role as program administrator.
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

Fannie Mae 2018 Form 10-K	177

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons

residential mortgages delivered to us by 10 basis points effective April 1, 2012. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. In 2018, we recognized $2.3 billion for our obligations to Treasury under the TCCA.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement, or in which such allocation or transfer would cause such a draw. Although we drew funds from Treasury under the senior preferred stock purchase agreement in the first quarter of 2018 to eliminate our fourth quarter 2017 net worth deficit, FHFA directed us to proceed with the transfer of allocated funds for 2017 in light of FHFA’s determination that this draw was triggered by a one-time charge relating to the enactment of the Tax Act and did not relate to any financial instability. Accordingly, we paid $239 million to the funds in 2018 based on our new business purchases in 2017. Pursuant to the GSE Act and directions from FHFA, we paid $84 million of this amount to Treasury’s Capital Magnet Fund and $155 million of this amount to HUD’s Housing Trust Fund.
Our new business purchases were $512 billion for the year ended December 31, 2018. Accordingly, we recognized an expense of $215 million related to this obligation for the year ended December 31, 2018. Of this amount, $75 million is payable to Treasury’s Capital Magnet Fund and $140 million is payable to HUD’s Housing Trust Fund. See “Business—Charter Act and Regulation—GSE Act and Other Regulation—Affordable Housing Allocations” for more information regarding the GSE Act’s affordable housing allocation requirements.
Director Independence

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee of the Board, has reviewed the independence of all current Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board, as set forth in our Corporate Governance Guidelines and outlined below. It is the policy of our Board of Directors that a substantial majority of our seated directors will be independent in accordance with these standards. Based on its review, the Board has determined that all of our non-employee directors meet the director independence requirements set forth in FHFA’s corporate governance regulations and in our Corporate Governance Guidelines.
Independence Standards
Under the standards of independence adopted by our Board of Directors, which meet the independence requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), an “independent director” must be determined to have no material relationship with us, either directly or through an organization that has a material relationship with us. A relationship is “material” if, in the judgment of the Board, it would interfere with the director’s independent judgment. The Board did not consider the Board’s duties to the conservator, together with the federal government’s controlling beneficial ownership of Fannie Mae, in determining independence of the Board members.
In addition, under FHFA’s corporate governance regulations, both our Audit Committee and our Compensation Committee are required to be in compliance with the NYSE’s listing standards for these committees, under which committee members must meet additional, heightened independence criteria.
To assist it in determining whether a director is independent, our Board has adopted the standards set forth below, which are contained in our Corporate Governance Guidelines posted on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website:

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

Fannie Mae 2018 Form 10-K	178

Certain Relationships and Related Transactions, and Director Independence | Director Independence

•	A director will not be considered independent if, within the preceding three years:

•	the director was employed as an executive officer by a company at a time when one of our current executive officers sat on that company’s compensation committee; or

•	an immediate family member of the director was employed as an executive officer by a company at a time when one of our current executive officers sat on that company’s compensation committee.

•	A director will not be considered independent if, during any twelve-month period within the preceding three years:

•	the director received more than $120,000 in direct compensation from us, other than fees for service as a director; or

•	an immediate family member of the director received more than $120,000 in direct compensation from us, other than compensation received for service as our employee (other than an executive officer).

•	A director will not be considered independent if:

•
the director is a current employee of a company or other entity to which we made, or from which we received, payments within the preceding three years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross revenues, whichever is greater; or

•
an immediate family member of the director is a current executive officer of a company or other entity to which we made, or from which we received, payments within the preceding three years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross revenues, whichever is greater.

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
Our Board of Directors
Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee of the Board, reviewed the independence of all Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board contained in our Corporate Governance Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Corporate Governance Guidelines and the NYSE, and that each of our directors other than Mr. Frater, our Interim Chief Executive Officer, is independent.
In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Corporate Governance Guidelines as set forth above:

•
Certain of these Board members have relationships with other entities that engage in business with Fannie Mae. In all of these cases, the Board members are currently only directors of, advisory Board members of, or consultants to these other entities. In some instances, the payments made by or to Fannie Mae pursuant to these relationships during the past three years were determined to fall below our Corporate Governance Guidelines’ thresholds of materiality for a Board member who is a current employee of an entity to which Fannie Mae made, or from which Fannie Mae received, payments. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Certain of these Board members serve as Board or working group members of non-profit organizations that have received payments from Fannie Mae. The amount of these payments fell substantially below our Corporate Governance Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a non-profit organization that receives contributions from Fannie Mae. In light of this fact, the Board of Directors has concluded that these relationships with the non-profit organizations are not material to the independence of these Board members.

•
Certain of these Board members serve as directors of other companies that invest in Fannie Mae fixed income securities. It is generally not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed income securities as payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. We understand that the investments by these other companies in Fannie Mae fixed income securities are entered into at arm’s length in the ordinary course of business of these companies, upon market terms and conditions, and are not entered into at the direction of, or upon approval by, the

Fannie Mae 2018 Form 10-K	179

Certain Relationships and Related Transactions, and Director Independence | Director Independence

director in the director’s capacity as a director of these companies. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Mr. Heid is a former employee of Wells Fargo, with which we regularly enter into a variety of transactions in the ordinary course of business. For example, Wells Fargo Bank, N.A., together with its affiliates, accounted for approximately 19% of our single-family business volume in 2018. Mr. Heid continues to hold shares of Wells Fargo & Company. Based on its review of the relevant facts and circumstances, the Board of Directors has concluded that Mr. Heid’s former employment with and equity holdings in Wells Fargo are not material to his independence.

•
Mr. Sánchez is a former executive and director of Compass Bank, a U.S. subsidiary of BBVA, and also served as a director of Compass Bank’s holding company BBVA Compass Bancshares, Inc. BBVA Compass is a single-family seller that engages in business transactions with Fannie Mae. Mr. Sánchez continues to own American depository receipts of BBVA. Based on its review of the relevant facts and circumstances, the Board of Directors has concluded that Mr. Sánchez’s former employment with and equity holdings in BBVA are not material to his independence.

•
Mr. Jenkins is a former Group Chief Executive Officer of Barclays PLC. Barclays Bank PLC is a defendant in a lawsuit the company filed in 2013 alleging the defendants manipulated LIBOR, as described in “Legal Proceedings—LIBOR Lawsuit.” Mr. Jenkins is not a defendant in the lawsuit and the alleged wrongdoing at Barclays precedes Mr. Jenkins’s appointment as Group Chief Executive Officer. Based on its review of the relevant facts and circumstances, the Board of Directors has concluded that this litigation matter is not material to Mr. Jenkins’s independence.

•
Mr. Jenkins served as a member of Fannie Mae’s Digital Advisory Council from February 2017 to June 2018 and received the standard advisory fee for this service of $60,000 per year. The amount of payments to Mr. Jenkins for his service on the Digital Advisory Council is below the $120,000 annual compensation threshold set forth in our Corporate Governance Guidelines. In light of this fact, the Board of Directors has concluded that Mr. Jenkins’s prior service on the Digital Advisory Council was not material to his independence.

The Board of Directors determined that none of these relationships would interfere with the director’s independent judgment.
Mr. Frater is not considered an independent director under our Corporate Governance Guidelines because of his position as Interim Chief Executive Officer.
The Board of Directors also determined that three of the four former directors who served as members of our Board during 2018—Frederick B. “Bart” Harvey III, George W. Haywood and Egbert L.J. Perry—met our director independence standards. For a description of the relationships the Board considered in determining the independence of these former Board members, see “Certain Relationships and Related Transactions, and Director Independence—Director Independence—Our Board of Directors” in our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018. Mr. Mayopoulos, our former Chief Executive Officer and a former director who served as a member of our Board during part of 2018, was not considered an independent director because of his position as Chief Executive Officer.
Item 14.  Principal Accounting Fees and Services
The Audit Committee of our Board of Directors is directly responsible for the appointment, oversight and evaluation of our independent registered public accounting firm, subject to conservator approval of matters relating to retention and termination. Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2018 and 2017. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP, including audit fees.

	For the Year Ended December 31,
	2018	2017
Description of fees:
Audit fees	$34,977,000	$35,012,000
Audit-related fees(1)	252,000	237,000
Tax fees	—	—
All other fees(2)	117,000	178,000
Total fees	$35,346,000	$35,427,000

(1)	Consists of fees billed for attest-related services on debt offerings and compliance with the covenants in the senior preferred stock purchase agreement with Treasury.

(2)	Consists of fees billed for non-audit engagements and trainings.

Fannie Mae 2018 Form 10-K	180

Principal Accounting Fees and Services

Pre-Approval Policy
In accordance with its charter, the Audit Committee must approve, in advance of the service, all audit and permissible non-audit services to be provided by our independent registered public accounting firm and establish policies and procedures for the engagement of the external auditor to provide audit and permissible non-audit services. The independent registered public accounting firm and management are required to present reports on the nature of the services provided by the independent registered public accounting firm for the past year and the fees for such services, categorized into audit services, audit-related services, tax services and other services. The firm may not be retained to perform non-audit services specified in Section 10A(g) of the Exchange Act.
In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2018 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chair, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of the integrated audit must be approved by the conservator.
In 2018, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

Fannie Mae 2018 Form 10-K	181

Exhibits, Financial Statement Schedules

PART IV
Item 15.  Exhibits, Financial Statement Schedules
Documents filed as part of this report
Consolidated Financial Statements
An index to our consolidated financial statements has been filed as part of this report beginning on page F-1 and is incorporated herein by reference.
Financial Statement Schedules
None.
Exhibits
The table below lists exhibits that are filed with or incorporated by reference into this report.

Item	Description
3.1
Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through May 24, 2018 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2018, filed August 2, 2018)

3.2	Fannie Mae Bylaws, as amended through January 29, 2019
4.1
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003)

4.2
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003)

4.3
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003)

4.4
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003)

4.5
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003)

4.6
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003)

4.7
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed August 8, 2008)

4.8
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed August 8, 2008)

4.9
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed August 8, 2008)

4.10
Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.10 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010)

4.11
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.11 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010)

4.12
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.12 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013)

4.13
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.13 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013)

4.14
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.14 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013)

4.15
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.15 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013)

Fannie Mae 2018 Form 10-K	182

Exhibits, Financial Statement Schedules

4.16
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed May 19, 2008)

4.17
Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of January 1, 2018 (Incorporated by reference to Exhibit 4.17 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2017, filed February 14, 2018)

4.18
Warrant to Purchase Common Stock, dated September 7, 2008 (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed September 11, 2008)

4.19
Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed October 2, 2008)

4.20
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended March 31, 2009, filed May 8, 2009)

4.21
Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed December 30, 2009)

4.22
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed August 17, 2012)

4.23
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated December 21, 2017 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed December 21, 2017)

10.1
Repayment Provisions for SEC Executive Officers, amended and restated as of March 8, 2012† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended March 31, 2012, filed May 9, 2012)

10.2
Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2016, filed February 17, 2017)

10.3	Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae, amended and restated as of January 17, 2019
10.4
Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended June 30, 2008, filed August 8, 2008)

10.5
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008† (Incorporated by reference to Exhibit 10.32 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009)

10.6
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective May 14, 2010† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended June 30, 2010, filed August 5, 2010)

10.7
Amendment to Fannie Mae Supplemental Retirement Savings plan for 2012 Executive Compensation Program, adopted May 18, 2012† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2012, filed August 8, 2012)

10.8
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective July 1, 2013† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2013, filed November 7, 2013)

10.9
Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed October 2, 2008)

10.10
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed May 8, 2009)

10.11
Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed December 30, 2009)

Fannie Mae 2018 Form 10-K	183

Exhibits, Financial Statement Schedules

10.12
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed August 17, 2012)

10.13
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated December 21, 2017 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed December 21, 2017)

10.14
Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010)

10.15
Advisory Council Membership Agreement, dated as of February 3, 2017, by and between Fannie Mae and Antony Jenkins (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2018, filed August 2, 2018)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

†	This Exhibit is a management contract or compensatory plan or arrangement.

*	The financial information contained in these XBRL documents is unaudited.
Item 16.  Form 10-K Summary
None.

Fannie Mae 2018 Form 10-K	184

Signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

/s/ Hugh R. Frater
Hugh R. Frater Interim Chief Executive Officer
Date: February 14, 2019

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hugh R. Frater and Celeste M. Brown, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Plutzik	Chair of the Board of Directors	February 14, 2019
Jonathan Plutzik

/s/ Hugh R. Frater	Interim Chief Executive Officer and Director	February 14, 2019
Hugh R. Frater

/s/ Celeste M. Brown	Executive Vice President and Chief Financial Officer	February 14, 2019
Celeste M. Brown

/s/ Chryssa C. Halley	Senior Vice President and Controller	February 14, 2019
Chryssa C. Halley

/s/ Amy E. Alving	Director	February 14, 2019
Amy E. Alving

Fannie Mae 2018 Form 10-K	185

Signatures

Signature	Title	Date

/s/ Renee L. Glover	Director	February 14, 2019
Renee L. Glover

/s/ Michael J. Heid	Director	February 14, 2019
Michael J. Heid

/s/ Robert H. Herz	Director	February 14, 2019
Robert H. Herz

/s/ Antony Jenkins	Director	February 14, 2019
Antony Jenkins

/s/ Diane C. Nordin	Director	February 14, 2019
Diane C. Nordin

/s/ Manuel Sánchez Rodríguez	Director	February 14, 2019
Manuel Sánchez Rodríguez

/s/ Ryan A. Zanin	Director	February 14, 2019
Ryan A. Zanin

Fannie Mae 2018 Form 10-K	186

Fannie Mae 2018 Form 10-K	F-1

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity (deficit) for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
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

/s/ Deloitte & Touche LLP

McLean, Virginia
February 14, 2019

We have served as the Company’s auditor since 2005.

Fannie Mae 2018 Form 10-K	F-2

Financial Statements | Consolidated Balance Sheets

FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions)

	As of December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$25,557	$32,110
Restricted cash (includes $17,849 and $22,132, respectively, related to consolidated trusts)	23,866	28,150
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,938	19,470
Investments in securities:
Trading, at fair value (includes $3,061 and $747, respectively, pledged as collateral)	41,867	34,679
Available-for-sale, at fair value	3,429	4,843
Total investments in securities	45,296	39,522
Mortgage loans:
Loans held for sale, at lower of cost or fair value	7,701	4,988
Loans held for investment, at amortized cost:
Of Fannie Mae	113,039	162,809
Of consolidated trusts	3,142,858	3,029,812
Total loans held for investment (includes $8,922 and $10,596, respectively, at fair value)	3,255,897	3,192,621
Allowance for loan losses	(14,203)	(19,084)
Total loans held for investment, net of allowance	3,241,694	3,173,537
Total mortgage loans	3,249,395	3,178,525
Deferred tax assets, net	13,188	17,350
Accrued interest receivable, net (includes $7,928 and $7,560, respectively, related to consolidated trusts)	8,490	8,133
Acquired property, net	2,584	3,220
Other assets	17,004	19,049
Total assets	$3,418,318	$3,345,529
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $9,133 and $8,598, respectively, related to consolidated trusts)	$10,211	$9,682
Debt:
Of Fannie Mae (includes $6,826 and $8,186, respectively, at fair value)	232,074	276,752
Of consolidated trusts (includes $23,753 and $30,493, respectively, at fair value)	3,159,846	3,053,302
Other liabilities (includes $356 and $492, respectively, related to consolidated trusts)	9,947	9,479
Total liabilities	3,412,078	3,349,215
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	120,836	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(127,335)	(133,805)
Accumulated other comprehensive income	322	553
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (deficit) (See Note 1: Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant for information on our dividend obligation to Treasury)	6,240	(3,686)
Total liabilities and equity (deficit)	$3,418,318	$3,345,529

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2018 Form 10-K	F-3

Financial Statements | Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars in millions, except per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Interest income:
Trading securities	$1,336	$706	$516
Available-for-sale securities	230	335	620
Mortgage loans (includes $107,964, $100,593 and $95,266, respectively, related to consolidated trusts)	114,605	108,319	104,642
Federal funds sold and securities purchased under agreements to resell or similar arrangements	742	373	141
Other	136	123	102
Total interest income	117,049	109,856	106,021
Interest expense:
Short-term debt	(468)	(250)	(206)
Long-term debt (includes $89,682, $82,580 and $77,575, respectively, related to consolidated trusts)	(95,630)	(88,873)	(84,520)
Total interest expense	(96,098)	(89,123)	(84,726)
Net interest income	20,951	20,733	21,295
Benefit for credit losses	3,309	2,041	2,155
Net interest income after benefit for credit losses	24,260	22,774	23,450
Investment gains, net	952	1,522	1,256
Fair value gains (losses), net	1,121	(1,211)	(1,081)
Fee and other income	979	2,227	966
Non-interest income	3,052	2,538	1,141
Administrative expenses:
Salaries and employee benefits	(1,451)	(1,328)	(1,336)
Professional services	(1,032)	(933)	(955)
Other administrative expenses	(576)	(476)	(450)
Total administrative expenses	(3,059)	(2,737)	(2,741)
Foreclosed property expense	(617)	(521)	(644)
Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) fees	(2,284)	(2,096)	(1,845)
Other expenses, net	(1,253)	(1,511)	(1,028)
Total expenses	(7,213)	(6,865)	(6,258)
Income before federal income taxes	20,099	18,447	18,333
Provision for federal income taxes	(4,140)	(15,984)	(6,020)
Net income	15,959	2,463	12,313
Other comprehensive loss:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(344)	(206)	(642)
Other, net of taxes	(4)	—	(6)
Total other comprehensive loss	(348)	(206)	(648)
Total comprehensive income	15,611	2,257	11,665
Net income	$15,959	$2,463	$12,313
Dividends distributed or available for distribution to senior preferred stockholder	(12,613)	(8,944)	(12,236)
Net income (loss) attributable to common stockholders	$3,346	$(6,481)	$77
Earnings (loss) per share:
Basic	$0.58	$(1.12)	$0.01
Diluted	0.57	(1.12)	0.01
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762
Diluted	5,893	5,762	5,893
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2018 Form 10-K	F-4

Financial Statements | Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$15,959	$2,463	$12,313
Reconciliation of net income to net cash used in operating activities:
Amortization of cost basis adjustments	(5,949)	(6,641)	(6,821)
Benefit for credit losses	(3,309)	(2,041)	(2,155)
Valuation gains	(911)	(1,573)	(472)
Current and deferred federal income taxes	3,680	14,369	4,309
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(1,785)	(2,426)	(3,124)
Other, net	440	(406)	(1,778)
Net change in trading securities	(5,454)	4,511	(3,005)
Interest payment on discounted debt	(423)	(4,043)	(247)
Net cash provided by (used in) operating activities	2,248	4,213	(980)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	182	1,206	1,840
Proceeds from sales of trading securities held for investment	96	241	1,618
Proceeds from maturities and paydowns of available-for-sale securities	695	2,009	2,927
Proceeds from sales of available-for-sale securities	760	1,990	11,378
Purchases of loans held for investment	(172,155)	(189,593)	(233,935)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	15,082	22,557	25,294
Proceeds from sales of loans acquired as held for investment of Fannie Mae	17,511	10,241	5,222
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	401,045	435,637	543,690
Advances to lenders	(108,294)	(123,687)	(140,147)
Proceeds from disposition of acquired property and preforeclosure sales	9,321	12,221	16,115
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(13,468)	10,945	(3,065)
Other, net	78	641	116
Net cash provided by investing activities	150,853	184,408	231,053
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	789,355	1,034,742	982,272
Payments to redeem debt of Fannie Mae	(834,366)	(1,082,427)	(1,042,861)
Proceeds from issuance of debt of consolidated trusts	357,846	383,793	437,392
Payments to redeem debt of consolidated trusts	(471,151)	(514,637)	(580,642)
Payments of cash dividends on senior preferred stock to Treasury	(9,372)	(12,015)	(9,624)
Proceeds from senior preferred stock purchase agreement with Treasury	3,687	—	—
Other, net	63	6	14
Net cash used in financing activities	(163,938)	(190,538)	(213,449)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,837)	(1,917)	16,624
Cash, cash equivalents and restricted cash at beginning of period	60,260	62,177	45,553
Cash, cash equivalents and restricted cash at end of period	$49,423	$60,260	$62,177
Cash paid during the period for:
Interest	$110,415	$109,480	$104,318
Income taxes	460	3,090	1,711
Non-cash activities:
Net mortgage loans acquired by assuming debt	$231,478	$258,312	$275,710
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	185,310	193,809	223,705
Transfers from advances to lenders to loans held for investment of consolidated trusts	102,865	118,282	130,886
Net transfers from mortgage loans to acquired property	8,131	10,262	13,768
Transfers of mortgage loans from held for investment to held for sale	21,960	12,886	3,878

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2018 Form 10-K	F-5

Financial Statements | Consolidated Statements of Changes in Equity (Deficit)

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions, except per share amounts)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non Controlling Interest	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2015	1	556	1,158	$117,149	$19,130	$687	$(126,942)	$1,407	$(7,401)	$29	$4,059
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	(29)	(29)
Senior preferred stock dividends paid ($9,623.37/share)	—	—	—	—	—	—	(9,624)	—	—	—	(9,624)
Comprehensive income:
Net income	—	—	—	—	—	—	12,313	—	—	—	12,313
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $30)	—	—	—	—	—	—	—	(55)	—	—	(55)
Reclassification adjustment for gains included in net income (net of taxes of $316)	—	—	—	—	—	—	—	(587)	—	—	(587)
Other, net of taxes	—	—	—	—	—	—	—	(6)	—	—	(6)
Total comprehensive income											11,665
Balance as of December 31, 2016	1	556	1,158	$117,149	$19,130	$687	$(124,253)	$759	$(7,401)	$—	$6,071
Senior preferred stock dividends paid ($12,015.34/share)	—	—	—	—	—	—	(12,015)	—	—	—	(12,015)
Comprehensive income:
Net income	—	—	—	—	—	—	2,463	—	—	—	2,463
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $28)	—	—	—	—	—	—	—	53	—	—	53
Reclassification adjustment for gains included in net income (net of taxes of $139)	—	—	—	—	—	—	—	(259)	—	—	(259)
Total comprehensive income											2,257
Other	—	—	—	—	—	—	—	—	1	—	1
Balance as of December 31, 2017	1	556	1,158	$117,149	$19,130	$687	$(133,805)	$553	$(7,400)	$—	$(3,686)
Senior preferred stock dividends paid ($9,372.35/share)	—	—	—	—	—	—	(9,372)	—	—	—	(9,372)
Increase to senior preferred stock	—	—	—	3,687	—	—	—	—	—	—	3,687
Comprehensive income:
Net income	—	—	—	—	—	—	15,959	—	—	—	15,959
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $21)	—	—	—	—	—	—	—	(79)	—	—	(79)
Reclassification adjustment for gains included in net income (net of taxes of $70)	—	—	—	—	—	—	—	(265)	—	—	(265)
Other, net of taxes	—	—	—	—	—	—	—	(4)	—	—	(4)
Total comprehensive income											15,611
Reclassification related to Tax Cuts and Jobs Act	—	—	—	—	—	—	(117)	117	—	—	—
Balance as of December 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(127,335)	$322	$(7,400)	$—	$6,240

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2018 Form 10-K	F-6

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
We operate in the secondary mortgage market, primarily working with lenders. We do not originate loans or lend money directly to consumers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities (“MBS”) that we guarantee; purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; manage mortgage credit risk; and engage in other activities that increase the supply of affordable housing.
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
Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator subsequently issued an order that provided for our Board of Directors to exercise specified authorities. The conservator also provided instructions regarding matters for which conservator decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time.
The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. However, mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of Fannie Mae. Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding our future, including how long we will continue to exist in our current form, the extent of our role in the market, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us into receivership at his discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. We are not aware of any plans of FHFA to fundamentally change our business model or reduce the aggregate amount available to or held by the company under our capital structure, which includes the senior preferred stock purchase agreement, in the near term.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-7

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant
Senior Preferred Stock Purchase Agreement
On September 7, 2008, we, through FHFA in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury pursuant to which we issued Treasury one million shares of senior preferred stock and a warrant to purchase shares of our common stock. This agreement was amended and restated on September 26, 2008 and was subsequently amended three times: in May 2009, December 2009 and August 2012. In addition, the dividend and liquidation preference provisions of the senior preferred stock were amended in December 2017 pursuant to a letter agreement between us, through FHFA in its capacity as conservator, and Treasury. The December 2017 letter agreement was not accounted for as an extinguishment of the existing senior preferred stock.
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above.
As of December 31, 2018, we had received a total of $119.8 billion from Treasury pursuant to the senior preferred stock purchase agreement and the amount of remaining funding available to us under this agreement was $113.9 billion.
As of December 31, 2017, we had received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement and the amount of remaining funding available to us under this agreement was $117.6 billion. Because we had a net worth deficit of $3.7 billion as of December 31, 2017, we received $3.7 billion from Treasury in the first quarter of 2018 to eliminate this net worth deficit. After we received the additional funds from Treasury, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $113.9 billion.
See “Note 11, Equity (Deficit)” for additional information about the senior preferred stock purchase agreement.
Senior Preferred Stock
The aggregate liquidation preference of the senior preferred stock was $123.8 billion as of December 31, 2018. The liquidation preference of the senior preferred stock is subject to adjustment, as described in “Note 11, Equity (Deficit).”
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
The dividend provisions of the senior preferred stock have been amended twice: in August 2012 through an amendment to the senior preferred stock purchase agreement and in December 2017 through the letter agreement. See “Note 11, Equity (Deficit)” for a description of the dividend provisions of the senior preferred stock.
On December 31, 2018, we paid Treasury a fourth quarter 2018 dividend of $4.0 billion on the senior preferred stock. We expect to pay Treasury a first quarter 2019 dividend of $3.2 billion by March 31, 2019.
Warrant
On September 7, 2008, we issued to Treasury a warrant to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date the warrant is exercised. The warrant may be exercised, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted earnings (loss) per share. The weighted-average shares of common stock outstanding for 2018, 2017 and 2016 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
Impact of U.S. Government Support
We continue to rely on support from Treasury to eliminate any net worth deficits we may experience in the future, which would otherwise trigger our being placed into receivership. Based on consideration of all the relevant conditions and events affecting

Fannie Mae (In conservatorship) 2018 Form 10-K	F-8

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

our operations, including our reliance on the U.S. government, we continue to operate as a going concern and in accordance with FHFA’s provision of authority.
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
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2018, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $123.8 billion. See “Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant” above for additional information on transactions under this agreement.
FHFA’s control of both Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. Additionally, Fannie Mae and Freddie Mac jointly own Common Securitization Solutions, LLC (“CSS”), a limited liability company created to operate a common securitization platform; as such, CSS is deemed a related party.
In the ordinary course of business, Fannie Mae may purchase and sell securities issued by Treasury and Freddie Mac. These transactions occur on the same terms as those prevailing at the time for comparable transactions with unrelated parties. Additionally, we make regular income tax payments to and receive tax refunds from the Internal Revenue Service (“IRS”), a bureau of Treasury.
Transactions with Treasury
Our administrative expenses were reduced by $24 million, $40 million and $57 million for the years ended December 31, 2018, 2017 and 2016, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our consolidated statements of operations and comprehensive income. We recognized $2.3 billion, $2.1 billion and $1.8 billion in TCCA fees during the years ended December 31, 2018, 2017 and 2016, respectively, of which $586 million and $544 million had not been remitted as of December 31, 2018 and 2017, respectively.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. Prior to 2017, a portion was also attributable to Treasury’s HOPE Reserve Fund. In December 2014, FHFA directed us to begin setting aside amounts for these contributions and to transfer the amounts set aside within 60 days after the end of each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement or in which such transfer would cause such a draw. These expenses, recognized in “Other expenses, net” in our consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $75 million and $84 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the years ended December 31, 2018 and 2017, respectively. These amounts had not been remitted as of the end of December 31, 2018 and 2017, respectively. We recognized $137 million in “Other expenses, net” in connection with Treasury’s Capital Magnet and HOPE Reserve Funds for the year ended December 31, 2016.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-9

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our consolidated statements of operations and comprehensive income, of $110 million, $112 million and $114 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Transactions with CSS
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $135 million, $102 million and $118 million for the years ended December 31, 2018, 2017 and 2016, respectively. No other transactions outside of normal business activities have occurred between us and CSS during the years ended December 31, 2018, 2017 or 2016.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ consolidated financial statements. For more information, see “New Accounting Guidance.”
Use of Estimates
Preparing consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and our allowance for loan losses. Actual results could be different from these estimates.
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
The primary types of VIE entities with which we are involved are securitization trusts guaranteed by us via lender swap and portfolio securitization transactions, special-purpose vehicles (“SPVs”) associated with certain credit risk transfer programs, limited partnership investments in low-income housing tax credit (“LIHTC”) and other housing partnerships, as well as mortgage and asset-backed trusts that were not created by us. For more information on the primary types of VIE entities with which we are involved, see “Note 2, Consolidations and Transfers of Financial Assets.”
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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-10

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
When we purchase single-class Fannie Mae MBS issued from a consolidated trust, we account for the transaction as an extinguishment of the related debt in our consolidated financial statements. We record a gain or loss on the extinguishment of such debt to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated debt reported in our consolidated balance sheets (including unamortized premiums, discounts or other cost basis adjustments) at the time of purchase. When we sell single-class Fannie Mae MBS that were issued from a consolidated trust, we account for the transaction as the issuance of debt in our consolidated financial statements. We amortize the related premiums, discounts and other cost basis adjustments into income over time.
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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-11

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
When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale is recorded as a component of “Investment gains, net” in our consolidated statements of operations and comprehensive income. Retained interests are primarily derived from transfers associated with our portfolio securitizations in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets. When we receive a beneficial interest as a result of a resecuritization transaction, we classify this activity as non-cash activity in the consolidated statements of cash flows, which is not material to our consolidated financial statements. We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the Fannie Mae MBS included in the “Investments in Securities” section of this note.
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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-12

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Cash and Cash Equivalents, Restricted Cash and Statements of Cash Flows
Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to known amounts of cash are generally considered cash equivalents. We also include securities purchased under agreements to resell on an overnight basis in “cash and cash equivalents” in our consolidated balance sheets. We may pledge as collateral certain short-term investments classified as cash equivalents.
“Restricted cash” in our consolidated balance sheets represents cash advanced to the extent such amounts are due to, but have not yet been remitted to, MBS certificateholders. Similarly, when we or our servicers collect and hold cash that is due to certain Fannie Mae MBS trusts in advance of our requirement to remit these amounts to the trusts, we recognize the collected cash amounts as restricted cash. In addition, we recognize restricted cash when we and our servicers advance payments on delinquent loans to consolidated Fannie Mae MBS trusts. Cash may also be recognized as restricted cash as a result of restrictions related to certain consolidated partnership funds as well as for certain collateral arrangements for which we do not have the right to use the cash.
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
Investments in Securities
Securities Classified as Trading or Available-for-Sale
We classify and account for our securities as either trading or available-for-sale (“AFS”). We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. We include interest and dividends on securities in our consolidated statements of operations and comprehensive income. Interest income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in accumulated other comprehensive income, net of income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains, net” in our consolidated statements of operations and comprehensive income. As of December 31, 2018, we did not have any securities classified as held-to-maturity.
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
Other-Than-Temporary Impairment of Debt Securities
We evaluate AFS securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. OTTI is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery. In such cases, we recognize in “Investment gains, net” in our consolidated statements of operations and comprehensive income the entire difference between the amortized cost basis of a security and its fair value. OTTI is also considered to have occurred if we do not expect to recover the entire

Fannie Mae (In conservatorship) 2018 Form 10-K	F-13

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

amortized cost basis of a debt security even if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery. In these circumstances, we separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize in “Investment gains, net” in our consolidated statements of operations and comprehensive income, and the amount related to all other factors, which we recognize in “Total other comprehensive loss,” net of taxes, in our consolidated statements of operations and comprehensive income. In periods after we recognize OTTI of debt securities, we use the prospective interest method to recognize interest income.
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
Loans Held for Investment
When we acquire mortgage loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as HFI. When we consolidate a securitization trust, we recognize the loans underlying the trust in our consolidated balance sheets. The trusts do not have the ability to sell mortgage loans and the use of such loans is limited exclusively to the settlement of obligations of the trusts. Therefore, mortgages acquired when we have the intent to securitize via trusts that are consolidated will generally be classified as HFI in our consolidated balance sheets both prior to and subsequent to their securitization.
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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-14

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
Allowance for Loan Losses
Our allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our allowance for loan losses, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record charge-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible, upon the redesignation of loans from HFI to HFS and pursuant to the charge-off provisions of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”).
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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-15

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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-16

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Acquired Property, Net
We recognize foreclosed property (i.e., “Acquired property, net”) upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses” in our consolidated balance sheets. Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any previously charged-off amounts, then to recover any forgone, contractually due interest, and lastly to “Foreclosed property expense” in our consolidated statements of operations and comprehensive income.
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
We offset the carrying amounts of certain derivatives that are in gain positions and loss positions as well as cash collateral receivables and payables associated with derivative positions pursuant to the terms of enforceable master netting arrangements. We offset these amounts only when we have the legal right to offset under the contract and we have met all of the offsetting conditions. For our over-the-counter (“OTC”) derivative positions, our master netting arrangements allow us to net derivative assets and liabilities with the same counterparty. For our cleared derivative contracts, our master netting arrangements allow us to net our exposure by clearing organization and by clearing member.
After offsetting, we report derivatives in a gain position in “Other assets” and derivatives in a loss position in “Other liabilities” in our consolidated balance sheets.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-17

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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-18

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Income Taxes
We recognize deferred tax assets and liabilities based on the differences in the book and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates that are applicable to the period(s) that the differences are expected to reverse. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates in the period of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. In 2018, we resumed investing in new LIHTC projects and elected the proportional amortization method for the associated tax credits. We amortize the cost of a LIHTC investment each reporting period in proportion to the tax credits and other tax benefits received. We recognize the resulting amortization as a component of the “provision for federal income taxes” in our consolidated statements of operations and comprehensive income.
We reduce our deferred tax assets by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a probability of greater than 50%) that we will not realize some portion, or all, of the deferred tax asset. In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which, among other things, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
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
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Weighted average common shares includes 4.6 billion shares for the years ended December 31, 2018, 2017 and 2016 that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2018, 2017 and 2016, respectively.
The calculation of income available to common stockholders and EPS is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Dividends distributed or available for distribution were calculated based on our net worth as of the end of the applicable fiscal quarters for each respective year, less the applicable capital reserve amount; however, the dividend payment for the fourth quarter of 2017 was reduced by $2.4 billion from the otherwise payable amount as a result of the December 2017 letter agreement with Treasury.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted average shares outstanding includes 131 million shares of convertible preferred stock for the year ended December 31, 2018. During periods in which a net loss attributable to common stockholders has been incurred, such as the year ended December 31, 2017, potential common equivalent shares outstanding are not included in the calculation because it would have an anti-dilutive effect.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees and other miscellaneous income. During the years ended December 31, 2018, 2017 and 2016, we recognized $18 million, $975 million and $245 million, respectively, in “Fee and other income” in our consolidated statements of operations and comprehensive income resulting from resolution of certain claims relating to private-label securities we purchased.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-19

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

New Accounting Guidance
The following table displays information about our significant policies that have recently been adopted or are yet to be adopted.

Standard	Description	Effective Date	Impact on Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	January 1, 2018	The adoption of the amendments did not have a material impact on our consolidated financial statements.
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
January 1, 2018
This guidance was applied retrospectively to the statement of cash flows for the prior periods presented. The adoption of the amendments did not have a material impact on our consolidated financial statements.

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

ASU 2016-02, Leases (Topic 842)	The amendment addresses the accounting for lease arrangements.	January 1, 2019	We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
ASU 2018-02, Income Statement (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.	January 1, 2019	The early adoption of this guidance on January 1, 2018 resulted in the reclassification of $117 million in stranded tax amounts from accumulated other comprehensive income to retained earnings.
ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	The amendments in this update streamline, clarify and enhance certain disclosures related to Level 3 recurring and nonrecurring fair value measurements. Early adoption is permitted.	January 1, 2020	We early adopted this guidance as of December 31, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-20

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Standard	Description	Effective Date	Impact on Consolidated Financial Statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments
The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
January 1, 2020
We will recognize the impact of the new guidance through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently in the process of updating our allowance models and accounting systems in order to implement the requirements of this guidance. All updates to our allowance models are subject to our model oversight and review governance process. We expect system testing to continue in early 2019, followed by full integrated testing across all impacted systems and processes. Implementation of this guidance is being managed in accordance with the Company’s change management governance standards, which are designed to ensure operational readiness as of the adoption date and compliance with GAAP.

We are continuing to evaluate the impact of this guidance on our consolidated financial statements. We expect the greater impact of the guidance to relate to our accounting for credit losses for loans that are not individually impaired. The adoption of this guidance likely will increase our allowance for credit losses and decrease, perhaps substantially, our retained earnings.

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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-21

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

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
Limited Partnerships
In 2018, we resumed making new investments in various limited partnerships that sponsor affordable housing projects utilizing the low-income housing tax credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to increase the supply of affordable housing in the United States and to serve communities in need. In addition, our investments in LIHTC partnerships generate both tax credits and net operating losses that may reduce our federal income tax liability. Our LIHTC investments primarily represent limited partnership interests in entities that have been organized by a fund manager who acts as the general partner. These fund investments seek out equity investments in LIHTC operating partnerships that have been established to identify, develop and operate multifamily housing that is leased to qualifying residential tenants.
Special Purpose Vehicles (“SPVs”) Associated with Our Credit Risk Transfer Programs
In November 2018, we began to transfer mortgage credit risk to investors through CAS trusts. Each CAS trust is a separate legal entity which issues notes that qualify as REMIC regular interests and that are fully collateralized by amounts deposited into a collateral account held by the CAS trust. To the extent that collateral held by the CAS trust and the earnings thereon are insufficient relative to the payments due to holders of the CAS notes, we may be required to make payments to the CAS trust. The CAS trust qualifies as a VIE. We do not have the power to direct significant activities of the CAS trust while the CAS notes are outstanding, and, therefore, we do not consolidate the CAS trust.
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
We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. As of December 31, 2018, we consolidated certain VIEs that were not consolidated as of December 31, 2017. As a result of consolidating these entities, which had combined total assets of $40 million in unpaid principal balance as of December 31, 2018, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value. As of December 31, 2018, we also deconsolidated certain VIEs that were consolidated and had combined total assets of $559 million in unpaid principal balance as of December 31, 2017. The majority of this activity related to the deconsolidation of multi-class resecuritization trusts containing consolidated Fannie Mae MBS, which resulted in the recognition of the debt issued to third parties of the MBS trusts we consolidated and the fair value of our retained interests as securities in our consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts, limited partnerships, and certain SPVs designed to transfer credit risk. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated securitization trusts.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-22

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

	As of December 31,
	2018	2017
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$1,422	$3,809
Non-Fannie Mae	4,809	1,580
Total trading securities	6,231	5,389
Available-for-sale securities:
Fannie Mae	1,704	2,032
Non-Fannie Mae	1,207	2,062
Total available-for-sale securities	2,911	4,094
Other assets	66	74
Other liabilities	(101)	(467)
Net carrying amount	$9,107	$9,090

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $14 billion and $15 billion as of December 31, 2018 and 2017, respectively. The total assets of our unconsolidated securitization trusts was approximately $80 billion and $70 billion as of December 31, 2018 and 2017, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of LIHTC investments, community investments and other entities, was $111 million and the related carrying value was $89 million as of December 31, 2018. As of December 31, 2017, the maximum exposure to loss was $105 million and the related carrying value was $82 million. The total assets of these limited partnership investments were $2.3 billion and $3.2 billion as of December 31, 2018 and 2017, respectively.
The maximum exposure to loss that relates to our involvement with unconsolidated special purpose vehicles that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the CAS SPVs. The maximum exposure to loss related to these special purpose vehicles was $920 million as of December 31, 2018. The total assets of these unconsolidated special purpose vehicles were $931 million as of December 31, 2018. We had no involvement in these unconsolidated special purpose vehicles in 2017.
The unpaid principal balance of our multifamily loan portfolio was $293.9 billion as of December 31, 2018. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the years ended December 31, 2018, 2017 and 2016, the unpaid principal balance of portfolio securitizations was $228.4 billion, $252.7 billion and $264.7 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of December 31, 2018, the unpaid principal balance of retained interests was $1.5 billion and its related fair value was $2.2 billion. The unpaid principal balance of retained interests was $3.9 billion and its related fair value was $4.7 billion as of December 31, 2017. For the years ended December 31, 2018, 2017 and 2016, the principal, interest and other fees received on retained interests was $585 million, $1.1 billion and $1.2 billion, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.2 billion and

Fannie Mae (In conservatorship) 2018 Form 10-K	F-23

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

$1.3 billion as of December 31, 2018 and 2017, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
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
The following table displays the carrying value of our mortgage loans.

	As of December 31,
	2018	2017
	(Dollars in millions)
Single-family	$2,929,925	$2,890,634
Multifamily	293,858	265,069
Total unpaid principal balance of mortgage loans	3,223,783	3,155,703
Cost basis and fair value adjustments, net	39,815	41,906
Allowance for loan losses for loans held for investment	(14,203)	(19,084)
Total mortgage loans	$3,249,395	$3,178,525

The following table displays information about our redesignated mortgage loans.

	For the Year ended December 31,
	2018	2017	2016
	(Dollars in millions)
Carrying value of loans redesignated from HFI to HFS	$21,960	$12,886	$3,878
Carrying value of loans redesignated from HFS to HFI	56	113	27
Loans sold - unpaid principal balance	21,918	12,184	6,736
Realized gains on sale of mortgage loans	444	723	54

The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $10.1 billion and $13.0 billion as of December 31, 2018 and 2017, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-24

Notes to Consolidated Financial Statements | Mortgage Loans

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of December 31, 2018
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$30,471	$7,881	$14,866	$53,218	$2,816,047	$2,869,265	$22	$26,170
Government(2)	57	17	169	243	21,887	22,130	169	—
Alt-A	2,332	821	1,844	4,997	48,274	53,271	2	3,082
Other	804	283	713	1,800	13,038	14,838	2	1,128
Total single-family	33,664	9,002	17,592	60,258	2,899,246	2,959,504	195	30,380
Multifamily(3)	56	N/A	171	227	295,437	295,664	—	492
Total	$33,720	$9,002	$17,763	$60,485	$3,194,683	$3,255,168	$195	$30,872

	As of December 31, 2017
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$35,582	$10,396	$23,999	$69,977	$2,732,818	$2,802,795	$87	$37,971
Government(2)	55	21	206	282	30,807	31,089	206	—
Alt-A	3,186	1,147	3,418	7,751	59,475	67,226	5	5,094
Other	1,185	411	1,252	2,848	19,016	21,864	5	1,834
Total single-family	40,008	11,975	28,875	80,858	2,842,116	2,922,974	303	44,899
Multifamily(3)	26	N/A	276	302	266,699	267,001	—	424
Total	$40,034	$11,975	$29,151	$81,160	$3,108,815	$3,189,975	$303	$45,323

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-25

Notes to Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of December 31,
	2018(1)			2017(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,521,766	$45,476	$12,291	$2,439,858	$51,903	$16,428
Greater than 80% and less than or equal to 90%	228,614	3,804	1,195	238,038	6,680	2,277
Greater than 90% and less than or equal to 100%	109,548	1,997	645	106,076	4,044	1,443
Greater than 100%	9,337	1,994	707	18,823	4,599	1,716
Total	$2,869,265	$53,271	$14,838	$2,802,795	$67,226	$21,864

(1)
Excludes $22.1 billion and $31.1 billion as of December 31, 2018 and 2017, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of December 31,
	2018	2017
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$289,231	$263,416
Classified(1)	6,433	3,585
Total	$295,664	$267,001

(1)
Represents loans classified as “Substandard,” which have a well-defined weakness that jeopardizes the timely full repayment. Loans with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values are referred to as “Doubtful.” We had a recorded investment of $1 million in loans classified as Doubtful as of December 31, 2018. There were no loans classified as Doubtful as of December 31, 2017.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-26

Notes to Consolidated Financial Statements | Mortgage Loans

Individually Impaired Loans
Individually impaired loans include TDRs, acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest, excluding loans classified as HFS and loans for which we have elected the fair value option. The following tables display the total unpaid principal balance, recorded investment, related allowance, average recorded investment and interest income recognized for individually impaired loans.

	As of December 31,
	2018			2017
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$81,791	$78,688	$(9,406)	$91,194	$86,864	$(11,652)
Government	264	270	(55)	276	279	(56)
Alt-A	16,576	15,158	(2,793)	23,077	21,045	(4,046)
Other	5,482	5,169	(1,001)	8,488	8,006	(1,493)
Total single-family	104,113	99,285	(13,255)	123,035	116,194	(17,247)
Multifamily	197	196	(40)	279	280	(42)
Total individually impaired loans with related allowance recorded	104,310	99,481	(13,295)	123,314	116,474	(17,289)
With no related allowance recorded:(1)
Single-family:
Primary	15,939	15,191	—	16,027	15,158	—
Government	61	56	—	66	60	—
Alt-A	2,628	2,363	—	3,253	2,870	—
Other	718	666	—	988	909	—
Total single-family	19,346	18,276	—	20,334	18,997	—
Multifamily	343	346	—	308	310	—
Total individually impaired loans with no related allowance recorded	19,689	18,622	—	20,642	19,307	—
Total individually impaired loans(2)	$123,999	$118,103	$(13,295)	$143,956	$135,781	$(17,289)

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $117.2 billion and $134.7 billion as of December 31, 2018 and 2017, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $187 million and $185 million as of December 31, 2018 and 2017, respectively.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-27

Notes to Consolidated Financial Statements | Mortgage Loans

	For the Year Ended December 31,
	2018			2017			2016
	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$85,063	$3,522	$381	$92,893	$3,721	$319	$105,076	$4,004	$325
Government	276	17	—	292	10	—	314	12	—
Alt-A	18,202	772	57	23,536	929	56	27,512	1,010	54
Other	6,691	250	19	9,158	318	19	11,382	365	20
Total single-family	110,232	4,561	457	125,879	4,978	394	144,284	5,391	399
Multifamily	235	3	—	273	9	—	508	29	—
Total individually impaired loans with related allowance recorded	110,467	4,564	457	126,152	4,987	394	144,792	5,420	399
With no related allowance recorded:(1)
Single-family:
Primary	15,005	967	119	15,166	1,107	96	15,293	1,236	91
Government	57	4	—	61	3	—	59	4	—
Alt-A	2,625	218	17	3,000	270	13	3,293	309	9
Other	807	56	5	997	84	4	1,116	108	3
Total single-family	18,494	1,245	141	19,224	1,464	113	19,761	1,657	103
Multifamily	336	14	—	297	19	—	317	13	—
Total individually impaired loans with no related allowance recorded	18,830	1,259	141	19,521	1,483	113	20,078	1,670	103
Total individually impaired loans	$129,297	$5,823	$598	$145,673	$6,470	$507	$164,870	$7,090	$502

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.
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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 109 months, 153 months and 157 months for the years ended December 31, 2018, 2017 and 2016, respectively. The average interest rate reduction was 0.21, 0.56 and 0.79 percentage points for the years ended December 31, 2018, 2017 and 2016, respectively.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-28

Notes to Consolidated Financial Statements | Mortgage Loans

The following table displays the number of loans and recorded investment in loans classified as a TDR.

	For the Year Ended December 31,
	2018		2017		2016
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary	89,192	$13,437	59,708	$8,247	61,586	$8,405
Government	115	11	171	18	186	20
Alt-A	5,378	697	5,369	771	6,647	946
Other	1,127	208	1,158	207	1,381	244
Total single-family	95,812	14,353	66,406	9,243	69,800	9,615
Multifamily	14	74	8	99	11	66
Total TDRs	95,826	$14,427	66,414	$9,342	69,811	$9,681

(1)
Based on the nature of our modification programs, which do not include principal or past-due interest forgiveness, there is not a material difference between the recorded investment in our loans pre- and post- modification, therefore amounts represent recorded investment post-modification.

The increase in loans classified as TDRs for the year ended December 31, 2018 compared with the years ended December 31, 2017 and 2016 was primarily attributable to single-family loan modifications and other forms of loss mitigation in the areas affected by Hurricanes Harvey, Irma and Maria that resulted in a restructuring of the terms of these loans.
For loans that had a payment default in the period presented and that were classified as a TDR in the twelve months prior to the payment default, the following tables display the number of loans and our recorded investment in these loans at the time of payment default. For the purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure, or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Year Ended December 31,
	2018		2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	18,613	$2,697	19,539	$2,722	20,810	$2,938
Government	55	7	91	10	95	11
Alt-A	2,412	386	2,588	400	3,131	500
Other	662	131	760	145	1,002	172
Total single-family	21,742	3,221	22,978	3,277	25,038	3,621
Multifamily	2	3	2	12	5	46
Total TDRs that subsequently defaulted	21,744	$3,224	22,980	$3,289	25,043	$3,667

4.  Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and loans backing Fannie Mae MBS issued from consolidated trusts, excluding loans for which we have elected the fair value option. When calculating our allowance for loan losses, we consider the unpaid principal balance, net of amortized premiums and discounts, and other cost basis adjustments of HFI loans at the balance sheet date.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-29

Notes to Consolidated Financial Statements | Allowance for Loan Losses

The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(18,849)	$(23,283)	$(27,709)
Benefit for loan losses(1)	2,990	1,994	1,704
Charge-offs	2,148	2,795	3,254
Recoveries	(240)	(326)	(442)
Other	(18)	(29)	(90)
Ending balance	$(13,969)	$(18,849)	$(23,283)
Multifamily allowance for loan losses:
Beginning balance	$(235)	$(182)	$(242)
Benefit (provision) for loan losses(1)	(3)	(53)	55
Charge-offs	4	3	12
Recoveries	—	(3)	(7)
Ending balance	$(234)	$(235)	$(182)
Total allowance for loan losses:
Beginning balance	$(19,084)	$(23,465)	$(27,951)
Benefit for loan losses(1)	2,987	1,941	1,759
Charge-offs	2,152	2,798	3,266
Recoveries	(240)	(329)	(449)
Other	(18)	(29)	(90)
Ending balance	$(14,203)	$(19,084)	$(23,465)

(1)	Benefit (provision) for loan losses is included in “Benefit for credit losses” in our consolidated statements of operations and comprehensive income.
The following table displays the allowance for loan losses and recorded investment in our HFI loans by impairment or allowance methodology and portfolio segment, excluding loans for which we have elected the fair value option.

	As of December 31,
	2018			2017
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$(13,255)	$(40)	$(13,295)	$(17,247)	$(42)	$(17,289)
Collectively reserved loans	(714)	(194)	(908)	(1,602)	(193)	(1,795)
Total allowance for loan losses	$(13,969)	$(234)	$(14,203)	$(18,849)	$(235)	$(19,084)
Recorded investment in loans by segment:
Individually impaired loans(1)	$117,561	$542	$118,103	$135,191	$590	$135,781
Collectively reserved loans	2,841,943	295,122	3,137,065	2,787,783	266,411	3,054,194
Total recorded investment in loans	$2,959,504	$295,664	$3,255,168	$2,922,974	$267,001	$3,189,975

(1)	Includes acquired credit-impaired loans.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-30

Notes to Consolidated Financial Statements | Investments in Securities

5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of December 31,
	2018	2017
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae(1)	$1,467	$3,876
Other agency	3,503	1,118
Private-label and other mortgage securities(1)	1,306	463
Total mortgage-related securities	6,276	5,457
Non-mortgage-related securities:
U.S. Treasury securities	35,502	29,222
Other securities	89	—
Total non-mortgage-related securities	35,591	29,222
Total trading securities	$41,867	$34,679

(1)
The increase in private-label and other mortgage securities from December 31, 2017 to December 31, 2018 was due to the dissolution in the first quarter of 2018 of a Fannie Mae-wrapped private-label securities trust. The Fannie Mae-wrapped private-label securities had been classified as Fannie Mae mortgage-related securities prior to the dissolution.

The following table displays information about our net trading gains (losses).

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net trading gains	$126	$190	$28
Net trading gains (losses) recognized in the period related to securities still held at period end	55	161	(19)

Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive loss” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Gross realized gains	$375	$487	$1,043
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	662	1,780	10,993

Fannie Mae (In conservatorship) 2018 Form 10-K	F-31

Notes to Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of December 31, 2018
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,754	$69	$(26)	$1,797
Other agency	239	17	—	256
Alt-A and subprime private-label securities	325	267	—	592
Mortgage revenue bonds	425	13	(4)	434
Other mortgage-related securities	336	14	—	350
Total	$3,079	$380	$(30)	$3,429

	As of December 31, 2017
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,044	$102	$(27)	$2,119
Other agency	332	25	—	357
Alt-A and subprime private-label securities	662	652	—	1,314
CMBS	15	—	—	15
Mortgage revenue bonds	655	20	(4)	671
Other mortgage-related securities	350	17	—	367
Total	$4,058	$816	$(31)	$4,843
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

	As of December 31, 2018
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(26)	$487
Mortgage revenue bonds	(1)	24	(3)	19
Total	$(1)	$24	$(29)	$506

	As of December 31, 2017
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$134	$(26)	$461
Mortgage revenue bonds	—	—	(4)	3
Total	$(1)	$134	$(30)	$464

Fannie Mae (In conservatorship) 2018 Form 10-K	F-32

Notes to Consolidated Financial Statements | Investments in Securities

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
The balance of the unrealized credit loss component of AFS debt securities held by us and recognized in our consolidated statements of operations and comprehensive income was $635 million, $1.1 billion and $1.9 billion as of December 31, 2018, 2017 and 2016, respectively. The decrease for the year ended 2018 was primarily driven by securities that we no longer hold in our portfolio. The decrease for the year ended 2017 was primarily driven by securities with a change in intent where it was more likely than not we would sell before recovery of our amortized cost basis.
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of December 31, 2018
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$1,754	$1,797	$—	$—	$13	$14	$72	$76	$1,669	$1,707
Other agency	239	256	—	—	24	25	25	27	190	204
Alt-A and subprime private-label securities	325	592	—	—	—	—	1	1	324	591
Mortgage revenue bonds	425	434	2	2	30	30	55	56	338	346
Other mortgage-related securities	336	350	—	—	—	—	6	6	330	344
Total	$3,079	$3,429	$2	$2	$67	$69	$159	$166	$2,851	$3,192
Weighted average yield (1)	6.99%		4.37%		5.68%		6.24%		7.07%

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

	As of December 31,
	2018			2017
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$7,278	$30	$6,811	$10,876	$127	$7,340
Other guaranty arrangements(2)	13,847	130	2,711	14,265	131	2,404
Total	$21,125	$160	$9,522	$25,141	$258	$9,744

(1)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 13, Concentrations of Credit Risk.”

Fannie Mae (In conservatorship) 2018 Form 10-K	F-33

Notes to Consolidated Financial Statements | Financial Guarantees

(2)	Primarily consists of credit enhancements and long-term standby commitments.
7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of December 31,
	2018		2017
	Outstanding	Weighted- Average Interest Rate (1)	Outstanding	Weighted- Average Interest Rate (1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$24,896	2.29%	$33,377	1.18%
Debt of consolidated trusts	—	—	379	1.11
Total short-term debt	$24,896	2.29%	$33,756	1.18%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of December 31, 2018 and 2017.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2018			2017
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2019 - 2030	$103,206	2.36%	2018 - 2030	$123,541	2.11%
Medium-term notes(2)	2019 - 2026	61,455	1.48	2018 - 2026	75,901	1.41
Other(3)	2019 - 2038	6,683	4.62	2018 - 2038	7,421	4.84
Total senior fixed		171,344	2.13		206,863	1.95
Senior floating:
Medium-term notes(2)	2019 - 2020	4,174	2.36	2018 - 2020	8,425	1.36
Connecticut Avenue Securities(4)	2023 - 2031	25,641	5.97	2023 - 2030	22,527	5.18
Other(5)	2020 - 2037	351	10.19	2020 - 2037	376	6.36
Total senior floating		30,166	5.52		31,328	4.14
Subordinated debentures	2019	5,617	9.64	2019	5,106	9.93
Secured borrowings(6)	2021 - 2022	51	1.96	2021 - 2022	78	1.70
Total long-term debt of Fannie Mae(7)		207,178	2.83		243,375	2.40
Debt of consolidated trusts	2019 - 2058	3,159,846	3.03	2018 - 2057	3,052,923	2.80
Total long-term debt		$3,367,024	3.02%		$3,296,298	2.77%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-34

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

(4)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities, a portion of which is reported at fair value. Represents Connecticut Avenue Securities issued prior to the implementation of our CAS REMIC structure in November 2018. See Note 2, Consolidations and Transfers of Financial Assets for more information about our CAS REMIC structure.

(5)	Consists of structured debt instruments that are reported at fair value.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $413 million and $752 million as of December 31, 2018 and 2017, respectively.
Our long-term debt includes a variety of debt types. We issue fixed and floating-rate medium-term notes with maturities greater than one year that are issued through dealer banks. We also offer Benchmark Notes in regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. Additionally, we have issued notes and bonds denominated in several foreign currencies. We effectively convert all foreign currency-denominated transactions into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets. Our long-term debt also includes CAS securities, which are credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to investors in these securities.
Our other long-term debt includes callable and non-callable securities, which include all long-term non-Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.
Characteristics of Debt
As of December 31, 2018 and 2017, the face amount of our debt securities of Fannie Mae was $232.5 billion and $277.5 billion, respectively. As of December 31, 2018 and 2017, we had zero-coupon debt with a face amount of $23.2 billion and $39.8 billion, respectively, which had an effective interest rate of 4.15% and 2.29%, respectively.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2018 and 2017 included $64.3 billion and $72.3 billion, respectively, of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2018 by year of maturity for each of the years 2019 through 2023 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2019	$61,622	$91,202
2020	44,348	31,275
2021	29,903	18,987
2022	8,571	7,487
2023	5,267	4,522
Thereafter	57,467	53,705
Total long-term debt of Fannie Mae(1)	207,178	207,178
Debt of consolidated trusts(2)	3,159,846	3,159,846
Total long-term debt	$3,367,024	$3,367,024

(1)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $413 million.

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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-35

Notes to Consolidated Financial Statements | Derivative Instruments

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

We enter into various forms of credit risk-sharing agreements, including credit risk transfer transactions, swap credit enhancements and mortgage insurance contracts, that we account for as derivatives. The majority of our credit-related derivatives are credit risk transfer transactions, whereby a portion of the credit risk associated with losses on a reference pool of mortgage loans is transferred to a third party. Additionally, we enter into derivative transactions associated with credit risk transfer transactions, whereby we manage investment risk to guarantee that certain unconsolidated VIEs have sufficient cash flows to pay its contractual obligations.
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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-36

Notes to Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of December 31, 2018				As of December 31, 2017
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$71,416	$438	$21,253	$(740)	$52,732	$772	$70,211	$(2,120)
Receive-fixed	88,799	1,113	58,399	(860)	31,671	2,391	138,852	(1,764)
Basis	250	104	624	—	873	124	—	—
Foreign currency	221	22	223	(72)	234	59	236	(56)
Swaptions:
Pay-fixed	10,375	191	1,000	(4)	9,750	95	4,000	(20)
Receive-fixed	500	20	7,375	(338)	250	13	9,250	(304)
Futures(1)	16,631	—	—	—	—	—	7,315	—
Total gross risk management derivatives	188,192	1,888	88,874	(2,014)	95,510	3,454	229,864	(4,264)
Accrued interest receivable (payable)	—	400	—	(419)	—	835	—	(814)
Netting adjustment(2)	—	(2,266)	—	2,315	—	(4,272)	—	4,979
Total net risk management derivatives	$188,192	$22	$88,874	$(118)	$95,510	$17	$229,864	$(99)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$4,370	$29	$57	$—	$4,143	$9	$1,570	$(2)
Forward contracts to purchase mortgage-related securities	40,650	349	1,045	(3)	45,925	108	21,099	(21)
Forward contracts to sell mortgage-related securities	292	1	70,593	(645)	19,320	15	85,556	(205)
Total mortgage commitment derivatives	45,312	379	71,695	(648)	69,388	132	108,225	(228)
Credit enhancement derivatives	33,431	57	919	(11)	13,240	22	—	(1)
Derivatives at fair value	$266,935	$458	$161,488	$(777)	$178,138	$171	$338,089	$(328)

(1)	Futures have no ascribable fair value since the positions are settled daily.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $713 million and $1.4 billion as of December 31, 2018 and 2017, respectively. Cash collateral received was $664 million and $649 million as of December 31, 2018 and 2017, respectively.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-37

Notes to Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$2,940	$1,296	$757
Receive-fixed	(1,834)	(851)	(751)
Basis	(21)	21	(21)
Foreign currency	(51)	49	(76)
Swaptions:
Pay-fixed	100	(161)	163
Receive-fixed	(39)	(60)	(230)
Futures	38	22	154
Net accrual of periodic settlements	(1,061)	(889)	(1,125)
Total risk management derivatives fair value gains (losses), net	72	(573)	(1,129)
Mortgage commitment derivatives fair value gains (losses), net	324	(603)	288
Credit enhancement derivatives fair value gains (losses), net	26	(9)	6
Total derivatives fair value gains (losses), net	$422	$(1,185)	$(835)

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
See “Note 14, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2018 and 2017.
9.  Income Taxes
Provision for Federal Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Current income tax benefit (provision)	$114	$600	$(2,014)
Deferred income tax provision(1)	(4,254)	(16,584)	(4,006)
Provision for federal income taxes	$(4,140)	$(15,984)	$(6,020)

(1)	Amount excludes the current income tax effect of items recognized directly in “Fannie Mae stockholders’ equity (deficit).”

Fannie Mae (In conservatorship) 2018 Form 10-K	F-38

Notes to Consolidated Financial Statements | Income Taxes

The following table displays the difference between the statutory corporate tax rate and our effective tax rate.

	For the Year Ended December 31,
	2018	2017	2016
Statutory corporate tax rate	21.0%	35.0%	35.0%
Equity investments in affordable housing projects	(0.6)	(1.4)	(1.9)
Effect of corporate tax rate change	—	53.6	—
Other	0.2	(0.6)	(0.3)
Effective tax rate	20.6%	86.6%	32.8%

Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rates for the years 2018, 2017 and 2016 were impacted by the benefits of our investments in housing projects eligible for low-income housing tax credits. Our effective tax rate in 2017 was also impacted by the remeasurement of our net deferred tax assets in the fourth quarter of 2017 as a result of the federal statutory corporate tax rate change from 35% to 21%.
Deferred Tax Assets and Liabilities
We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income.
As of December 31, 2018, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax assets outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, to the extent it exists, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;

•	the cumulative net income or losses in our consolidated statements of operations and comprehensive income in recent years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years;

•	the funding available to us under the senior preferred stock purchase agreement; and

•	the carryforward periods for any tax credits.
The following table displays our deferred tax assets and deferred tax liabilities.

	As of December 31,
	2018	2017
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$9,285	$10,397
Allowance for loan losses and basis in acquired property, net	2,065	2,286
Debt and derivative instruments	687	1,205
Partnership credits	161	1,695
Partnership and other equity investments	223	311
Other, net	840	1,621
Total deferred tax assets	13,261	17,515
Deferred tax liabilities:
Unrealized gains on AFS securities, net	73	165
Total deferred tax liabilities	73	165
Deferred tax assets, net	$13,188	$17,350

As of December 31, 2018, we had $161 million of partnership tax credit carryforwards that expire in various years through 2038 and $136 million of alternative minimum tax credit carryforwards that will be used by the year 2021.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-39

Notes to Consolidated Financial Statements | Income Taxes

Unrecognized Tax Benefits
The following table displays the changes in our unrecognized tax benefits.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$514	$—	$—
Gross increases—tax positions in current year	—	514	—
Gross decreases—tax positions in current year	(98)	—	—
Unrecognized tax benefits as of December 31(1)	$416	$514	$—

(1)	Amount excludes tax credits of $151 million and $220 million as of December 31, 2018 and 2017, respectively.
If these tax positions were to resolve favorably, our effective tax would be reduced in future periods by $205 million. While it is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease during the next twelve months, we believe it is unlikely that they will change by a material amount. We had no unrecognized tax benefits as of December 31, 2016.
Our tax years 2007 through 2017 remain open to assessment by the IRS.
10.  Segment Reporting
We have two reportable business segments: Single-Family and Multifamily. Our interim CEO is the chief operating decision maker and allocates resources and assesses performance based on these two business segments. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our consolidated results of operations.
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

Multifamily Business Segment

•	Works with our lender customers to acquire and securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS.

•	Issues structured multifamily Fannie Mae MBS through our Fannie Mae Guaranteed Multifamily Structures (“Fannie Mae GeMSTM”) program and provides other services to our lender customers.

•	Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in most multifamily transactions.

•	Enters into transactions that transfer an additional portion of Fannie Mae’s credit risk on some of the loans in our multifamily guaranty book of business.

•
Works to maintain credit quality of the book, prevent foreclosure, reduce costs of defaulted multifamily loans, manage our REO inventory, and pursue contractual remedies from lenders, servicers and providers of credit enhancement.

Fannie Mae 2018 Form 10-K	F-40

Notes to Consolidated Financial Statements | Segment Reporting

The following table displays total assets by segment.

	As of December 31,
	2018	2017	2016
	(Dollars in millions)
Single-Family	$3,099,588	$3,057,904	$3,029,727
Multifamily	318,730	287,625	258,241
Total assets	$3,418,318	$3,345,529	$3,287,968

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
The following tables display our segment results.

	For the Year Ended December 31, 2018
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$18,162	$2,789	$20,951
Fee and other income(2)	450	529	979
Net revenues	18,612	3,318	21,930
Investment gains, net(3)	850	102	952
Fair value gains (losses), net(4)	1,210	(89)	1,121
Administrative expenses	(2,631)	(428)	(3,059)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	3,313	(4)	3,309
Foreclosed property expense	(604)	(13)	(617)
Total credit-related income (expense)	2,709	(17)	2,692
TCCA fees(6)	(2,284)	—	(2,284)
Other expenses, net	(1,012)	(241)	(1,253)
Income before federal income taxes	17,454	2,645	20,099
Provision for federal income taxes	(3,708)	(432)	(4,140)
Net income	$13,746	$2,213	$15,959

Fannie Mae (In conservatorship) 2018 Form 10-K	F-41

Notes to Consolidated Financial Statements | Segment Reporting

	For the Year Ended December 31, 2017
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$18,212	$2,521	$20,733
Fee and other income(2)	1,378	849	2,227
Net revenues	19,590	3,370	22,960
Investment gains, net(3)	1,352	170	1,522
Fair value losses, net(4)	(1,188)	(23)	(1,211)
Administrative expenses	(2,391)	(346)	(2,737)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	2,090	(49)	2,041
Foreclosed property income (expense)	(540)	19	(521)
Total credit-related income (expense)	1,550	(30)	1,520
TCCA fees(6)	(2,096)	—	(2,096)
Other expenses, net	(1,004)	(507)	(1,511)
Income before federal income taxes	15,813	2,634	18,447
Provision for federal income taxes	(14,301)	(1,683)	(15,984)
Net income	$1,512	$951	$2,463

	For the Year Ended December 31, 2016
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$19,010	$2,285	$21,295
Fee and other income(2)	521	445	966
Net revenues	19,531	2,730	22,261
Investment gains, net(3)	944	312	1,256
Fair value losses, net(4)	(1,040)	(41)	(1,081)
Administrative expenses	(2,418)	(323)	(2,741)
Credit-related income:(5)
Benefit for credit losses	2,092	63	2,155
Foreclosed property income (expense)	(653)	9	(644)
Total credit-related income	1,439	72	1,511
TCCA fees(6)	(1,845)	—	(1,845)
Other expenses, net	(1,012)	(16)	(1,028)
Income before federal income taxes	15,599	2,734	18,333
Provision for federal income taxes	(5,417)	(603)	(6,020)
Net income	$10,182	$2,131	$12,313

(1)
Net interest income primarily consists of guaranty fees received as compensation for assuming and managing the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to the TCCA, the incremental revenue for which is remitted to Treasury and not retained by us.

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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-42

Notes to Consolidated Financial Statements | Segment Reporting

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
11.  Equity (Deficit)
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2018 and 2017.
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
Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2018
		2018		2017		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$120,836	1	$117,149	$120,836	(1)	N/A	(2)	N/A	(3)

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		2.146	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		2.624	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130

(1)	Initial stated value per share was $1,000. Based on our draws of funds under the senior preferred stock purchase agreement with

Fannie Mae (In conservatorship) 2018 Form 10-K	F-43

Notes to Consolidated Financial Statements | Equity (Deficit)

Treasury, the stated value per share on December 31, 2018 was $120,836.

(2)
Beginning in 2013, dividends on the senior preferred stock are calculated based on our net worth as of the end of the immediately preceding fiscal quarter less an applicable capital reserve amount. For each dividend period beginning in 2018, the applicable capital reserve amount is $3.0 billion.

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

(4)
Rate effective March 31, 2018. Variable dividend rate resets every two years at a per annum rate equal to the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year.

(5)	Represents initial call date. Redeemable every two years thereafter.

(6)	Rate effective September 30, 2018. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.

(7)	Rate effective December 31, 2018. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% or 10-year CMT rate plus 2.375%.

(8)	Issued and outstanding shares were 24,922 as of December 31, 2018 and 2017.

(9)	Rate effective December 31, 2018. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% or 3-Month LIBOR plus 0.75%.

(10)
On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)	Rate effective December 31, 2018. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%.

(12)	Represents initial call date. Redeemable every five years thereafter.

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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the years ended December 31, 2018 or 2017.
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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-44

Notes to Consolidated Financial Statements | Equity (Deficit)

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
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1.0 billion. Under the terms of the senior preferred stock, the aggregate liquidation preference is increased by the following:

•	amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement (a total of $119.8 billion as of the date of this filing);

•	any quarterly commitment fees that are payable but not paid in cash (no such fees have become payable, nor will they under the current terms of the agreement and the senior preferred stock); and

•	any dividends that are payable but not paid in cash to Treasury, regardless of whether or not they are declared.
The December 2017 letter agreement increased the aggregate liquidation preference of the senior preferred stock by $3.0 billion as of December 31, 2017. Accordingly, the aggregate liquidation preference of the senior preferred stock was $123.8 billion as of December 31, 2018.
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

Senior Preferred Stock Dividends Declared and Paid
(Dollars in Billions)

Fannie Mae (In conservatorship) 2018 Form 10-K	F-45

Notes to Consolidated Financial Statements | Equity (Deficit)

The dividend provisions of the senior preferred stock have been amended twice.

•
Original Dividend Rate. As originally issued, the senior preferred stock provided for cumulative quarterly cash dividends at an annual rate of 10% per year on the stock’s then-current liquidation preference. This dividend rate was applicable from the fourth quarter of 2008 through the fourth quarter of 2012.

•
“Net Worth Sweep” Amendment. As amended in August 2012, the senior preferred stock provides for a “net worth sweep” dividend. For each quarterly dividend period, the dividend amount is the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. Our net worth is defined as the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation with respect to capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP. The applicable capital reserve amount was initially $3.0 billion for dividend periods in 2013 and decreased by $600 million each year until it reached $600 million for dividend periods in 2017. These provisions became applicable in the first quarter of 2013 and remain in effect as modified by the December 2017 letter agreement.

•
December 2017 Letter Agreement Amendment. As amended in December 2017, the applicable capital reserve amount was increased to $3.0 billion. If we do not declare and pay the dividend amount in full for any dividend period for which dividends are payable, then the applicable capital reserve amount will thereafter be zero. The December 2017 letter agreement also reduced by $2.4 billion the dividend amount otherwise payable for the fourth quarter of 2017.

As a result of these amended dividend provisions, for each quarterly period beginning with the first quarter of 2018, dividends on the senior preferred stock accumulate and are payable based on the amount by which our net worth as of the end of the immediately preceding fiscal quarter exceeds $3.0 billion. If our net worth does not exceed the applicable capital reserve amount of $3.0 billion as of the end of the immediately preceding fiscal quarter, then dividends will neither accumulate nor be payable for such period. We recognize a liability on our balance sheet for senior preferred stock dividends only upon their declaration by our conservator, at which point they become payable to the shareholder.
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
The senior preferred stock provides that we may not declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless:

•	full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and

•	all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash.
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of:

•	accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down; and

•	quarterly commitment fees previously added to the liquidation preference and not previously paid down.
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
Common Stock Warrant
The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date the warrant is exercised. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of:

•	a notice of exercise;

•	payment of the exercise price of $0.00001 per share; and

•	the warrant.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-46

Notes to Consolidated Financial Statements | Equity (Deficit)

If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 14, 2019, Treasury has not exercised the warrant.
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $119.8 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2018. The aggregate liquidation preference of the senior preferred stock, is $123.8 billion, including the initial aggregate liquidation preference of $1.0 billion as of December 31, 2018.
While we had positive net worth as of December 31, 2018, in some future periods we could have net worth deficit and if so, will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement to avoid being placed into receivership. As of December 31, 2018 the remaining amount of funding available to us under the agreement was $113.9 billion. If we were to draw additional funds from Treasury under the agreement with respect to a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw.
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
Covenants
The senior preferred stock purchase agreement contains covenants that prohibit us from taking a number of actions without the prior written consent of Treasury, including:

•	declaring or paying dividends or making other distributions on or redeeming, purchasing, retiring or otherwise acquiring our equity securities (other than the senior preferred stock or warrant);

•	selling or issuing equity securities (except in limited instances);

•	seeking or permitting the termination of our conservatorship (other than in connection with a receivership);

•
selling, transferring, leasing or otherwise disposing of any assets, except for dispositions for fair market value in limited circumstances including if (a) the transaction is in the ordinary course of business and consistent with past practice or (b) the assets have a fair market value individually or in the aggregate of less than $250 million;

•	incurring indebtedness that would result in our aggregate indebtedness exceeding $300.0 billion;

•	issuing subordinated debt;

•	entering into a corporate reorganization, recapitalization, merger, acquisition or similar event; and

•	engaging in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business.
The senior preferred stock purchase agreement also prohibits us from entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements with any of our executive officers (as

Fannie Mae (In conservatorship) 2018 Form 10-K	F-47

Notes to Consolidated Financial Statements | Equity (Deficit)

defined by Securities and Exchange Commission (“SEC”) rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.
In addition, the senior preferred stock purchase agreement subjects us to limits on the amount of mortgage assets that we may own and the total amount of our indebtedness.

•
Mortgage Asset Limit. The amount of mortgage assets we are permitted to own decreased by a specified amount each year until it reached a limit of $250.0 billion as of December 31, 2018. In addition, FHFA has directed that we further cap our mortgage assets at $225.0 billion. For purposes of calculating our limit, mortgage asset amounts are based on the unpaid principal balance of such assets and do not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Applying this measure, our mortgage assets as of December 31, 2018 were $179.2 billion. We disclose the amount of our mortgage assets on a monthly basis under the caption “Mortgage Portfolio End Balance” in our Monthly Summaries, which are available on our website and announced in a press release.

•
Debt Limit. Our debt limit under the senior preferred stock purchase agreement is set at 120% of the amount of mortgage assets we were allowed to own under the agreement on December 31 of the immediately preceding calendar year. Accordingly, our debt limit in 2018 was $346.1 billion and, beginning in 2019 and for each year thereafter, our debt limit is $300.0 billion. For purposes of this calculation, indebtedness is based on the par value of each applicable loan and does not reflect the impact of consolidation of variable interest entities. Applying this measure, our indebtedness as of December 31, 2018 was $232.5 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our website and announced in a press release.

Annual Risk Management Plan Covenant. Each year we remain in conservatorship we are required to provide Treasury a risk management plan that sets out our strategy for reducing our risk profile, describes the actions we will take to reduce the financial and operational risk associated with each of our business segments, and includes an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2018.
Termination Provisions
The senior preferred stock purchase agreement provides that Treasury’s funding commitment will terminate under any the following circumstances:

•	the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time,

•	the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations), or

•	the funding by Treasury of the maximum amount under the agreement.
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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-48

Notes to Consolidated Financial Statements | Equity (Deficit)

Accumulated Other Comprehensive Income
The following table displays our accumulated other comprehensive income (“AOCI”), net of tax, by major categories.

	As of December 31,
	2018	2017	2016
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$52	$87	$135
Net unrealized gains on AFS securities for which we have recorded OTTI	224	423	581
Other	46	43	43
Accumulated other comprehensive income	$322	$553	$759
The following table displays changes in AOCI, net of tax.

	For the Year Ended December 31,
	2018			2017
	AFS(1)	Other	Total	AFS(1)	Other	Total
	(Dollars in millions)
AOCI beginning balance	$510	$43	$553	$716	$43	$759
Reclassification of accumulated other comprehensive income to retained earnings resulting from the enactment of the Tax Cuts and Jobs Act(2)	110	7	117	—	—	—
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(79)	7	(72)	53	8	61
Amounts reclassified from other comprehensive income	(265)	(11)	(276)	(259)	(8)	(267)
Total other comprehensive loss	(344)	(4)	(348)	(206)	—	(206)
AOCI ending balance	$276	$46	$322	$510	$43	$553

(1)
The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investment gains, net” in our consolidated statements of operations and comprehensive income.

(2)
Reclassification from AOCI to retained earnings of the tax effects resulting from the enactment of tax legislation on December 22, 2017 that reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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
FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. We had a positive net worth of $6.2 billion as of December 31, 2018. We had a net worth deficit of $3.7 billion as of December 31, 2017.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-49

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

The following table displays our regulatory capital classification measures.

	As of December 31,
	2018	2017
	(Dollars in millions)
Core capital(1)	$(114,919)	$(121,389)
Statutory minimum capital requirement(2)	22,216	23,007
Deficit of core capital over statutory minimum capital requirement	$(137,135)	$(144,396)

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
As of December 31, 2018 and 2017, we had a minimum capital deficiency of $137.1 billion and $144.4 billion, respectively. See “Note 1, Summary of Significant Accounting Policies” and “Note 11, Equity (Deficit)” for more information on capital and the terms of our senior preferred stock purchase agreement with Treasury and the senior preferred stock we issued to Treasury. Set forth below are additional restrictions related to our capital requirements.
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
13.  Concentrations of Credit Risk
Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, we have determined that concentrations of credit risk exist among:

•	single-family and multifamily borrowers (including geographic concentrations and loans with certain higher-risk characteristics);

•	mortgage insurers;

Fannie Mae (In conservatorship) 2018 Form 10-K	F-50

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

•	mortgage sellers and servicers;

•	financial guarantors;

•	multifamily lenders with risk sharing; and

•	derivative counterparties and parties associated with our off-balance sheet transactions.
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
As part of our multifamily risk management activities, we perform detailed loan reviews that evaluate property performance, borrower and geographic concentrations, lender qualifications, counterparty risk and contract compliance. We generally require mortgage servicers to obtain and submit periodic property operating information and condition reviews, allowing us to monitor the performance of individual loans. We use this information to evaluate the credit quality of our portfolio, identify potential problem loans and initiate appropriate loss mitigation activities.
Geographic Concentration
The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business, measured by the unpaid principal balance of the loans.

	Geographic Concentration(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(2)		Percentage of Multifamily Guaranty Book of Business(3)
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Midwest	15%	15%	10%	9%
Northeast	17	18	14	15
Southeast	22	22	26	26
Southwest	18	17	24	23
West	28	28	26	27
Total	100%	100%	100%	100%

(1)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our single-family conventional guaranty book of business as of December 31, 2018 and 2017.

(3)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of December 31, 2018 and 2017.

Risk Characteristics of our Guaranty Book of Business
One of the measures by which we gauge our performance risk is the delinquency status of the mortgage loans in our guaranty book of business.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-51

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans, based on the number of loans that are 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.
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

	As of December 31,
	2018(1)			2017(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.17%	0.32%	0.69%	1.42%	0.43%	1.15%
Percentage of single-family conventional loans(4)	1.37	0.38	0.76	1.63	0.50	1.24

	As of December 31,
	2018(1)		2017(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	9.85%	1%	11.70%
Geographical distribution:
California	19	0.34	19	0.42
Florida	6	1.16	6	3.71
New Jersey	4	1.38	4	2.15
New York	5	1.40	5	2.02
All other states	66	0.75	66	1.09
Product distribution:
Alt-A	2	3.35	2	4.95
Vintages:
2004 and prior	3	2.69	4	3.28
2005-2008	5	4.61	6	6.55
2009-2018	92	0.34	90	0.53

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our single-family conventional guaranty book of business as of December 31, 2018 and 2017.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2018 and 2017.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-52

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

	As of December 31,
	2018(1)(2)		2017(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.02%	0.06%	0.03%	0.11%

	As of December 31,
	2018(1)		2017(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	1%	—%	2%	0.21%
Less than or equal to 80%	99	0.06	98	0.11
Current DSCR less than 1.0(5)	2	1.38	2	1.96

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of December 31, 2018 and 2017, excluding loans that have been defeased.

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

	As of
	December 31, 2018		December 31, 2017
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$152,379		$137,941
Pool mortgage insurance	409		519
Total mortgage insurance risk in force	$152,788	5%	$138,460	5%

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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-53

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk in force mortgage insurance coverage on the single-family loans in our guaranty book of business.

	Percentage of Total Risk in Force Mortgage Insurance Coverage
	As of
	December 31, 2018	December 31, 2017
Counterparty:(1)
Arch Capital Group Ltd.	25%	25%
Radian Guaranty, Inc.	21	21
Mortgage Guaranty Insurance Corp.	18	19
Genworth Mortgage Insurance Corp.(2)	15	15
Essent Guaranty, Inc.	12	11
Others	9	9
Total	100%	100%

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.

(2)
Genworth Financial, Inc., the ultimate parent company of Genworth Mortgage Insurance Corp., is in the process of being acquired by China Oceanwide Holdings Group Co., Ltd. We have approved the acquisition subject to specified conditions, including Genworth Financial, Inc. receiving all required and outstanding regulatory approvals. Upon acquisition, Genworth Mortgage Insurance Corp. will continue to be subject to our ongoing review of financial and operational eligibility requirements.

Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $4.6 billion, or 3%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2018.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of December 31, 2018 and 2017, the amount by which our estimated benefit from mortgage insurance reduced our loss reserves was $691 million and $989 million, respectively.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $745 million recorded in “Other assets” in our consolidated balance sheets as of December 31, 2018 and $858 million as of December 31, 2017 related to amounts claimed on insured, defaulted loans excluding government insured loans. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $564 million as of December 31, 2018 and $593 million as of December 31, 2017. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2018 and 2017.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-54

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

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

	Percentage of Single-Family Guaranty Book of Business
	As of
	December 31, 2018	December 31, 2017
Wells Fargo Bank, N.A. (together with its affiliates)	18%	18%
Remaining top five depository servicers	16	17
Top five non-depository servicers	22	20
Total	56%	55%

The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business based on unpaid principal balance.

	Percentage of Multifamily Guaranty Book of Business
	As of
	December 31, 2018	December 31, 2017
Wells Fargo Bank, N.A. (together with its affiliates)	14%	14%
Walker & Dunlop, LLC	12	12
Remaining top five servicers	22	22
Total	48%	48%

If a significant mortgage servicer or seller counterparty, or a number of mortgage servicers or sellers, fails to meet their obligations to us, it could adversely affect our results of operations and financial condition.
Financial Guarantors. We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $538 million and $849 million as of December 31, 2018 and 2017, respectively.
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
We are also the beneficiary of financial guarantees on loans and securities provided by Freddie Mac, the federal government and its agencies that totaled $10.7 billion as of December 31, 2018 and $9.5 billion as of December 31, 2017.
Multifamily Lenders with Risk Sharing. We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on both Delegated Underwriting and Servicing (“DUS”) and non-DUS multifamily loans was $71.8 billion as of December 31, 2018, compared with $63.4 billion as of December 31, 2017. As of December 31, 2018 and December 31, 2017, 44% and 43%, respectively, of our maximum potential loss recovery on multifamily loans was from four DUS lenders.
Derivatives Counterparties. For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 8, Derivative Instruments” and “Note 14, Netting Arrangements.”

Fannie Mae (In conservatorship) 2018 Form 10-K	F-55

Notes to Consolidated Financial Statements | Netting Arrangements

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

	As of December 31, 2018
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,288	$(2,273)	$15		$—	$—	$15
Cleared risk management derivatives	—	7	7		—	—	7
Mortgage commitment derivatives	379	—	379		(153)	(7)	219
Total derivative assets	2,667	(2,266)	401	(4)	(153)	(7)	241
Securities purchased under agreements to resell or similar arrangements(5)	48,288	—	48,288		—	(48,288)	—
Total assets	$50,955	$(2,266)	$48,689		$(153)	$(48,295)	$241

Liabilities:
OTC risk management derivatives	$(2,433)	$2,342	$(91)		$—	$—	$(91)
Cleared risk management derivatives	—	(27)	(27)		—	23	(4)
Mortgage commitment derivatives	(648)	—	(648)		153	466	(29)
Total derivative liabilities	(3,081)	2,315	(766)	(4)	153	489	(124)
Total liabilities	$(3,081)	$2,315	$(766)		$153	$489	$(124)

	As of December 31, 2017
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount

Assets:
OTC risk management derivatives	$2,479	$(2,464)	$15		$—	$—	$15
Cleared risk management derivatives	1,811	(1,808)	3		—	—	3
Mortgage commitment derivatives	132	—	132		(117)	(1)	14
Total derivative assets	4,422	(4,272)	150	(4)	(117)	(1)	32
Securities purchased under agreements to resell or similar arrangements(5)	44,670	—	44,670		—	(44,670)	—
Total assets	$49,092	$(4,272)	$44,820		$(117)	$(44,671)	$32

Liabilities:
OTC risk management derivatives	$(3,045)	$2,957	$(88)		$—	$—	$(88)
Cleared risk management derivatives	(2,033)	2,022	(11)		—	11	—
Mortgage commitment derivatives	(228)	—	(228)		117	93	(18)
Total derivative liabilities	(5,306)	4,979	(327)	(4)	117	104	(106)
Total liabilities	$(5,306)	$4,979	$(327)		$117	$104	$(106)

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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-56

Notes to Consolidated Financial Statements | Netting Arrangements

(3)
Represents collateral received that has not been recognized and not offset in our consolidated balance sheets as well as collateral posted which has been recognized but not offset in our consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $1.9 billion and $747 million as of December 31, 2018 and 2017, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $48.4 billion and $44.7 billion, of which $45.7 billion and $42.5 billion could be sold or repledged as of December 31, 2018 and 2017, respectively. None of the underlying collateral was sold or repledged as of December 31, 2018 and 2017, respectively.

(4)
Excludes derivative assets of $57 million and $21 million as of December 31, 2018 and 2017, respectively, and derivative liabilities of $11 million and $1 million recognized in our consolidated balance sheets as of December 31, 2018 and 2017, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $15.4 billion and $25.2 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2018 and 2017, respectively.

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

Fannie Mae (In conservatorship) 2018 Form 10-K	F-57

Notes to Consolidated Financial Statements | Fair Value

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$748	$—	$—	$—	$748
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,435	32	—	1,467
Other agency	—	3,503	—	—	3,503
Private-label and other mortgage securities	—	1,305	1	—	1,306
Non-mortgage-related securities:
U.S. Treasury securities	35,502	—	—	—	35,502
Other securities	—	89	—	—	89
Total trading securities	35,502	6,332	33	—	41,867
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,645	152	—	1,797
Other agency	—	256	—	—	256
Alt-A and subprime private-label securities	—	568	24	—	592
Mortgage revenue bonds	—	—	434	—	434
Other	—	8	342	—	350
Total available-for-sale securities	—	2,477	952	—	3,429
Mortgage loans	—	7,985	937	—	8,922
Other assets:
Risk management derivatives:
Swaps	—	1,962	115	—	2,077
Swaptions	—	211	—	—	211
Netting adjustment	—	—	—	(2,266)	(2,266)
Mortgage commitment derivatives	—	342	37	—	379
Credit enhancement derivatives	—	—	57	—	57
Total other assets	—	2,515	209	(2,266)	458
Total assets at fair value	$36,250	$19,309	$2,131	$(2,266)	$55,424

Fannie Mae (In conservatorship) 2018 Form 10-K	F-58

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$6,475	$351	$—	$6,826
Total of Fannie Mae	—	6,475	351	—	6,826
Of consolidated trusts	—	23,552	201	—	23,753
Total long-term debt	—	30,027	552	—	30,579
Other liabilities:
Risk management derivatives:
Swaps	—	2,089	2	—	2,091
Swaptions	—	342	—	—	342
Netting adjustment	—	—	—	(2,315)	(2,315)
Mortgage commitment derivatives	—	646	2	—	648
Credit enhancement derivatives	—	—	11	—	11
Total other liabilities	—	3,077	15	(2,315)	777
Total liabilities at fair value	$—	$33,104	$567	$(2,315)	$31,356

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$2,905	$971	$—	$3,876
Other agency	—	1,083	35	—	1,118
Private-label and other mortgage securities	—	268	195	—	463
Non-mortgage-related securities:
U.S. Treasury securities	29,222	—	—	—	29,222
Total trading securities	29,222	4,256	1,201	—	34,679
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,911	208	—	2,119
Other agency	—	357	—	—	357
Alt-A and subprime private-label securities	—	1,237	77	—	1,314
CMBS	—	15	—	—	15
Mortgage revenue bonds	—	—	671	—	671
Other	—	10	357	—	367
Total available-for-sale securities	—	3,530	1,313	—	4,843
Mortgage loans	—	9,480	1,116	—	10,596
Other assets:
Risk management derivatives:
Swaps	—	4,035	146	—	4,181
Swaptions	—	108	—	—	108
Netting adjustment	—	—	—	(4,272)	(4,272)
Mortgage commitment derivatives	—	131	1	—	132
Credit enhancement derivatives	—	—	22	—	22
Total other assets	—	4,274	169	(4,272)	171
Total assets at fair value	$29,222	$21,540	$3,799	$(4,272)	$50,289

Fannie Mae (In conservatorship) 2018 Form 10-K	F-59

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$7,810	$376	$—	$8,186
Total of Fannie Mae	—	7,810	376	—	8,186
Of consolidated trusts	—	29,911	582	—	30,493
Total long-term debt	—	37,721	958	—	38,679
Other liabilities:
Risk management derivatives:
Swaps	—	4,721	33	—	4,754
Swaptions	—	324	—	—	324
Netting adjustment	—	—	—	(4,979)	(4,979)
Mortgage commitment derivatives	—	227	1	—	228
Credit enhancement derivatives	—	—	1	—	1
Total other liabilities	—	5,272	35	(4,979)	328
Total liabilities at fair value	$—	$42,993	$993	$(4,979)	$39,007

(1)
Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.

(2)	Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-60

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2018
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2018(5)(6)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2018(1)
	Balance, December 31, 2017	Included in Net Income		Included in Total OCI Gains/(Losses)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$971	$163		$—	$1	$(1,059)	$—	$(1)	$(44)	$1	$32	$4	$—
Other agency	35	(1)		—	—	—	—	(1)	(33)	—	—	—	—
Private-label and other mortgage securities	195	(85)		—	—	—	—	(5)	(104)	—	1	—	—
Total trading securities	$1,201	$77	(6)(7)	$—	$1	$(1,059)	$—	$(7)	$(181)	$1	$33	$4	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$208	$2		$1	$—	$—	$—	$(10)	$(49)	$—	$152	$—	$—
Alt-A and subprime private-label securities	77	—		(45)	—	—	—	(4)	(4)	—	24	—	1
Mortgage revenue bonds	671	—		(7)	—	(22)	—	(208)	—	—	434	—	(2)
Other	357	28		(2)	—	—	—	(41)	—	—	342	—	1
Total available-for-sale securities	$1,313	$30	(7)(8)	$(53)	$—	$(22)	$—	$(263)	$(53)	$—	$952	$—	$—

Mortgage loans	$1,116	$38	(6)(7)	$—	$—	$—	$—	$(216)	$(162)	$161	$937	$14	$—
Net derivatives	134	(38)	(6)	—	—	—	—	45	53	—	194	40	—
Long-term debt:
Of Fannie Mae:
Senior floating	$(376)	$25	(6)	$—	$—	$—	$—	$—	$—	$—	$(351)	$25	$—
Of consolidated trusts	(582)	9	(6)(7)	—	—	—	1	44	541	(214)	(201)	(2)	—
Total long-term debt	$(958)	$34		$—	$—	$—	$1	$44	$541	$(214)	$(552)	$23	$—

Fannie Mae (In conservatorship) 2018 Form 10-K	F-61

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2017
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2017(5)(6)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2017(1)
	Balance, December 31, 2016	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2017
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$835	$41		$—	$64	$—	$—	$(5)	$(991)	$1,027	$971	$6	$—
Other agency	—	—		—	35	—	—	—	—	—	35	—	—
Private-label and other mortgage securities	292	18		—	—	(81)	—	(34)	—	—	195	5	—
Total trading securities	$1,127	$59	(6)(7)	$—	$99	$(81)	$—	$(39)	$(991)	$1,027	$1,201	$11	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$230	$2		$(1)	$—	$—	$—	$(9)	$(72)	$58	$208	$—	$—
Other agency	5	—		—	—	(1)	—	—	(4)	—	—	—	—
Alt-A and subprime private-label securities	217	54		(53)	—	(105)	—	(36)	—	—	77	—	4
Mortgage revenue bonds	1,272	35		(11)	—	(392)	—	(233)	—	—	671	—	4
Other	429	8		(11)	—	(5)	—	(64)	—	—	357	—	(7)
Total available-for-sale securities	$2,153	$99	(7)(8)	$(76)	$—	$(503)	$—	$(342)	$(76)	$58	$1,313	$—	$1

Mortgage loans	$1,197	$45	(6)(7)	$—	$5	$—	$—	$(233)	$(70)	$172	$1,116	$25	$—
Net derivatives	44	111	(6)	—	—	—	—	(22)	6	(5)	134	13	—
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	$(29)	(6)	$—	$—	$—	$—	$—	$—	$—	$(376)	$(29)	$—
Of consolidated trusts	(241)	(9)	(6)(7)	—	—	—	(2)	66	388	(784)	(582)	(11)	—
Total long-term debt	$(588)	$(38)		$—	$—	$—	$(2)	$66	$388	$(784)	$(958)	$(40)	$—

Fannie Mae (In conservatorship) 2018 Form 10-K	F-62

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2016
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2016(5)(6)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2016(1)
	Balance, December 31, 2015	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$(1)	$(24)	$860	$835	$—	$—
Other agency	—	—		—	—	—	—	—	(1)	1	—	—	—
Private-label and other mortgage securities	1,398	—		—	—	(679)	—	(64)	(363)	—	292	(3)	—
Total trading securities	$1,398	$—	(6)(7)	$—	$—	$(679)	$—	$(65)	$(388)	$861	$1,127	$(3)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$(1)	$231	$230	$—	$—
Other agency	4	—		—	—	—	—	—	(4)	5	5	—	—
Alt-A and subprime private-label securities	4,322	184		(233)	—	(997)	—	(220)	(2,839)	—	217	—	(5)
Mortgage revenue bonds	2,701	132		(34)	—	(1,129)	—	(398)	—	—	1,272	—	(1)
Other	1,404	—		(12)	—	(605)	—	(74)	(284)	—	429	—	1
Total available-for-sale securities	$8,431	$316	(7)(8)	$(279)	$—	$(2,731)	$—	$(692)	$(3,128)	$236	$2,153	$—	$(5)

Mortgage loans	$1,477	$129	(6)(7)	$—	$36	$(392)	$—	$(255)	$(77)	$279	$1,197	$17	$—
Net derivatives	157	15	(6)	—	—	—	(8)	(122)	2	—	44	(132)	—
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	$22	(6)	$—	$—	$—	$—	$—	$—	$—	$(347)	$22	$—
Of consolidated trusts	(496)	(75)	(6)(7)	—	—	—	(74)	378	215	(189)	(241)	(9)	—
Total long-term debt	$(865)	$(53)		$—	$—	$—	$(74)	$378	$215	$(189)	$(588)	$13	$—

(1)
Gains (losses) included in other comprehensive income are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in our consolidated statements of operations and comprehensive income.

(2)
Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts. For 2018, includes the dissolution of a Fannie Mae-wrapped private-label securities trust.

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)
Transfers into and out of Level 3 consisted primarily of Fannie Mae securities backed by private-label mortgage-related securities. Prices for these securities are based on inputs that were not readily observable. Transfers out of Level 3 also occurred for Alt-A loans and subprime private-label mortgage-related securities. Prices for these securities were available from multiple third-party vendors and demonstrated an increased and sustained level of observability over time.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-63

Notes to Consolidated Financial Statements | Fair Value

The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis, excluding instruments for which we have elected the fair value option. Changes in these unobservable inputs can result in significantly higher or lower fair value measurements of these assets and liabilities as of the reporting date.

	Fair Value Measurements as of December 31, 2018
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)	Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$32	Various
Private-label and other mortgage securities	1	Various
Total trading securities	$33

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$152	Various
Alt-A and subprime private-label securities	24	Various
Mortgage Revenue Bonds	349	Single Vendor	Spreads (bps)	(0.5)	-	332.8	59.0
	85	Various
Total Mortgage Revenue Bonds	434
Other	294	Discounted Cash Flow	Default Rate (%)	4.70			4.70
			Prepayment Speed (%)	8.2			8.2
			Severity (%)	70.0			70.0
			Spreads (bps)	75.4	-	390.0	389.1
	48	Various
Total other	342
Total available-for-sale securities	$952
Net derivatives	$113	Dealer Mark
	81	Various
Total net derivatives	$194

	Fair Value Measurements as of December 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$971	Single Vendor	Prepayment Speed (%)	0.0	-	177.0	160.0
			Spreads (bps)	51.5	-	375.0	200.1
	35	Various
Total agency	1,006
Private-label and other mortgage securities	154	Consensus
	41	Various
Total Private-label and other mortgage securities	195
Total trading securities	$1,201

Fannie Mae (In conservatorship) 2018 Form 10-K	F-64

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$112	Single Vendor	Prepayment Speed (%)	0.0	-	175.7	147.1
			Spreads (bps)	150.0	-	210.0	182.3
	96	Various
Total agency	208
Alt-A and subprime private-label securities	77	Various
Mortgage revenue bonds	475	Single Vendor	Spreads (bps)	(17.0)	-	248.0	39.0
	196	Various
Total mortgage revenue bonds	671
Other	325	Discounted Cash Flow	Prepayment Speed (%)	1.6	-	2.5	2.5
			Severity (%)	50.0	-	88.0	86.6
			Spreads (bps)	84.8	-	607.0	577.9
	32	Various
Total other	357
Total available-for-sale securities	$1,313
Net derivatives	$113	Dealer Mark
	21	Various
Total net derivatives	$134

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

(2)	Unobservable inputs were weighted by the relative fair value of the instruments.

(3)	Includes Fannie Mae and Freddie Mac securities.
In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2018 or December 31, 2017. We held $91 million and $14 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2018 and December 31, 2017, respectively.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-65

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

		Fair Value Measurements as of December 31,
	Valuation Techniques	2018	2017
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$631	$1,113
	Single Vendor	1,119	1,880
Total mortgage loans held for sale, at lower of cost or fair value		1,750	2,993
Single-family mortgage loans held for investment, at amortized cost	Internal Model	818	1,623
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	102	163
	Various	40	32
Total multifamily mortgage loans held for investment, at amortized cost		142	195
Acquired property, net:(1)
Single-family	Accepted Offers	151	218
	Appraisals	419	438
	Walk Forwards	181	222
	Internal Model	219	319
	Various	41	113
Total single-family		1,011	1,310
Multifamily	Various	50	19
Other assets	Various	—	2
Total nonrecurring assets at fair value		$3,771	$6,142

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of December 31, 2018, these methodologies comprised approximately 82% of our valuations, while accepted offers comprised approximately 15% of our valuations. Based on the number of properties measured as of December 31, 2017, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-66

Notes to Consolidated Financial Statements | Fair Value

Fannie Mae (In conservatorship) 2018 Form 10-K	F-67

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
U.S Treasury Securities	We classify securities whose values are based on quoted market prices in active markets for identical assets as Level 1 of the valuation hierarchy.	Level 1
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

For private-label securities, an increase in unobservable prepayment speeds in isolation would generally result in an increase in fair value, and an increase in unobservable spreads, severity rates or default rates in isolation would generally result in a decrease in fair value. For mortgage revenue bonds classified as Level 3 of the valuation hierarchy, an increase in unobservable spreads would result in a decrease in fair value. Although we have disclosed unobservable inputs for the fair value of our recurring Level 3 securities above, interrelationships exist among these inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs.

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

These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-68

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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

Level 2 and 3

An increase in prepayment speeds in isolation would generally result in an increase in the fair value of our mortgage loans classified as Level 3 of the valuation hierarchy, and an increase in severity rates, default rates or spreads in isolation would generally result in a decrease in fair value. Although we have disclosed unobservable inputs for the fair value of the mortgage loans classified as Level 3 above, interrelationships exist among these inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs.

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

	As of December 31, 2018
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$49,423	$34,073	$15,350	$—	$—	$49,423
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,938	—	32,938	—	—	32,938
Trading securities	41,867	35,502	6,332	33	—	41,867
Available-for-sale securities	3,429	—	2,477	952	—	3,429
Mortgage loans held for sale	7,701	—	238	7,856	—	8,094
Mortgage loans held for investment, net of allowance for loan losses	3,241,694	—	2,990,104	216,404	—	3,206,508
Advances to lenders	3,356	—	3,354	2	—	3,356
Derivative assets at fair value	458	—	2,515	209	(2,266)	458
Guaranty assets and buy-ups	147	—	—	356	—	356
Total financial assets	$3,381,013	$69,575	$3,053,308	$225,812	$(2,266)	$3,346,429
Financial liabilities:
Short-term debt:
Of Fannie Mae	$24,896	$—	$24,901	$—	$—	$24,901
Of consolidated trusts	—	—	—	—	—	—
Long-term debt:
Of Fannie Mae	207,178	—	211,403	771	—	212,174
Of consolidated trusts	3,159,846	—	3,064,239	39,043	—	3,103,282
Derivative liabilities at fair value	777	—	3,077	15	(2,315)	777
Guaranty obligations	160	—	—	121	—	121
Total financial liabilities	$3,392,857	$—	$3,303,620	$39,950	$(2,315)	$3,341,255

Fannie Mae (In conservatorship) 2018 Form 10-K	F-69

Notes to Consolidated Financial Statements | Fair Value

	As of December 31, 2017
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$60,260	$35,060	$25,200	$—	$—	$60,260
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,470	—	19,470	—	—	19,470
Trading securities	34,679	29,222	4,256	1,201	—	34,679
Available-for-sale securities	4,843	—	3,530	1,313	—	4,843
Mortgage loans held for sale	4,988	—	101	5,333	—	5,434
Mortgage loans held for investment, net of allowance for loan losses	3,173,537	—	2,886,470	315,719	—	3,202,189
Advances to lenders	4,938	—	4,936	2	—	4,938
Derivative assets at fair value	171	—	4,274	169	(4,272)	171
Guaranty assets and buy-ups	149	—	—	436	—	436
Total financial assets	$3,303,035	$64,282	$2,948,237	$324,173	$(4,272)	$3,332,420
Financial liabilities:
Short-term debt:
Of Fannie Mae	$33,377	$—	$33,379	$—	$—	$33,379
Of consolidated trusts	379	—	—	378	—	378
Long-term debt:
Of Fannie Mae	243,375	—	249,780	837	—	250,617
Of consolidated trusts	3,052,923	—	3,014,250	40,683	—	3,054,933
Derivative liabilities at fair value	328	—	5,272	35	(4,979)	328
Guaranty obligations	258	—	—	456	—	456
Total financial liabilities	$3,330,640	$—	$3,302,681	$42,389	$(4,979)	$3,340,091

Fannie Mae (In conservatorship) 2018 Form 10-K	F-70

Notes to Consolidated Financial Statements | Fair Value

Instruments	Description	Classification
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

Level 3

Fair Value Option
We elected the fair value option for loans and debt which contain embedded derivatives that would otherwise require bifurcation. Additionally, we elected the fair value option for our credit risk-sharing securities accounted for as debt of Fannie Mae issued under our CAS series prior to January 1, 2016. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from such instruments.
Interest income for the mortgage loans is recorded in “Interest income—Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense—Long-term debt” in our consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-71

Notes to Consolidated Financial Statements | Fair Value

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of December 31,
	2018			2017
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$8,922	$6,826	$23,753	$10,596	$8,186	$30,493
Unpaid principal balance	8,832	6,241	22,080	10,246	7,368	27,717

(1)
Includes nonaccrual loans with a fair value of $161 million and $227 million as of December 31, 2018 and 2017, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2018 and 2017 is $19 million and $46 million, respectively. Includes loans that are 90 days or more past due with a fair value of $102 million and $159 million as of December 31, 2018 and 2017, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2018 and 2017 is $14 million and $34 million, respectively.

Changes in Fair Value under the Fair Value Option Election
We recorded losses of $128 million and gains of $136 million for the year ended December 31, 2018 and 2017, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
We recorded gains of $688 million and losses of $294 million for the year ended December 31, 2018 and 2017, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
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
Senior Preferred Stock Purchase Agreements Litigation
A consolidated putative class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”) and three non-class action lawsuits filed by Fannie Mae and Freddie Mac shareholders against us, FHFA as our

Fannie Mae (In conservatorship) 2018 Form 10-K	F-72

Notes to Consolidated Financial Statements | Commitments and Contingencies

conservator, and Freddie Mac are pending in the U.S. District Court for the District of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
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
We lease certain premises and equipment under agreements that expire at various dates through September 30, 2033. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $100 million, $61 million and $50 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes by remaining maturity, non-cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements.

	As of December 31, 2018
	Loans and Mortgage-Related Securities(1)	Operating Leases(2)	Other(3)
	(Dollars in millions)
2019	$46,227	$52	$90
2020	—	59	60
2021	—	57	29
2022	—	58	2
2023	—	51	—
Thereafter	—	549	—
Total	$46,227	$826	$181

(1)	Primarily includes $46.2 billion that has been accounted for as mortgage commitment derivatives.

(2)	Includes amounts related to office buildings and equipment leases.

(3)	Includes purchase commitments for certain telecommunications services, computer software and services, and other agreements and commitments.

Fannie Mae (In conservatorship) 2018 Form 10-K	F-73

Notes to Consolidated Financial Statements | Selected Quarterly Financial Information (Unaudited)

17.  Selected Quarterly Financial Information (Unaudited)
The consolidated statements of operations for the quarterly periods in 2018 and 2017 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	For the 2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$236	$318	$363	$419
Available-for-sale securities	71	50	54	55
Mortgage loans	28,034	28,307	28,723	29,541
Federal funds sold and securities purchased under agreements to resell or similar arrangements	142	149	166	285
Other	31	33	38	34
Total interest income	28,514	28,857	29,344	30,334
Interest expense:
Short-term debt	(107)	(110)	(114)	(137)
Long-term debt	(23,175)	(23,370)	(23,861)	(25,224)
Total interest expense	(23,282)	(23,480)	(23,975)	(25,361)
Net interest income	5,232	5,377	5,369	4,973
Benefit for credit losses	217	1,296	716	1,080
Net interest income after benefit for credit losses	5,449	6,673	6,085	6,053
Investment gains, net	250	277	166	259
Fair value gains (losses), net	1,045	229	386	(539)
Fee and other income	320	239	271	149
Non-interest income (loss)	1,615	745	823	(131)
Administrative expenses:
Salaries and employee benefits	(381)	(365)	(355)	(350)
Professional services	(243)	(254)	(247)	(288)
Other administrative expenses	(126)	(136)	(138)	(176)
Total administrative expenses	(750)	(755)	(740)	(814)
Foreclosed property expense	(162)	(139)	(159)	(157)
TCCA fees	(557)	(565)	(576)	(586)
Other expenses, net	(203)	(366)	(377)	(307)
Total expenses	(1,672)	(1,825)	(1,852)	(1,864)
Income before federal income taxes	5,392	5,593	5,056	4,058
Provision for federal income taxes	(1,131)	(1,136)	(1,045)	(828)
Net income	4,261	4,457	4,011	3,230
Dividends distributed or available for distribution to senior preferred stockholder	(938)	(4,459)	(3,975)	(3,241)
Net income (loss) attributable to common stockholders	$3,323	$(2)	$36	$(11)
Earnings (loss) per share:
Basic	$0.58	$0.00	$0.01	$0.00
Diluted	0.56	0.00	0.01	0.00
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,762	5,893	5,762

Fannie Mae (In conservatorship) 2018 Form 10-K	F-74

Notes to Consolidated Financial Statements | Selected Quarterly Financial Information (Unaudited)

	For the 2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$142	$176	$195	$193
Available-for-sale securities	101	91	77	66
Mortgage loans	27,047	27,011	27,047	27,214
Federal funds sold and securities purchased under agreements to resell or similar arrangements	66	87	109	111
Other	28	28	33	34
Total interest income	27,384	27,393	27,461	27,618
Interest expense:
Short-term debt	(44)	(57)	(72)	(77)
Long-term debt	(21,994)	(22,334)	(22,115)	(22,430)
Total interest expense	(22,038)	(22,391)	(22,187)	(22,507)
Net interest income	5,346	5,002	5,274	5,111
Benefit (provision) for credit losses	396	1,267	(182)	560
Net interest income after benefit (provision) for credit losses	5,742	6,269	5,092	5,671
Investment gains (losses), net	(9)	385	313	833
Fair value gains (losses), net	(40)	(691)	(289)	(191)
Fee and other income	249	353	1,194	431
Non-interest income	200	47	1,218	1,073
Administrative expenses:
Salaries and employee benefits	(344)	(332)	(331)	(321)
Professional services	(229)	(234)	(218)	(252)
Other administrative expenses	(111)	(120)	(115)	(130)
Total administrative expenses	(684)	(686)	(664)	(703)
Foreclosed property expense	(217)	(34)	(140)	(130)
TCCA fees	(503)	(518)	(531)	(544)
Other expenses, net	(382)	(291)	(427)	(411)
Total expenses	(1,786)	(1,529)	(1,762)	(1,788)
Income before federal income taxes	4,156	4,787	4,548	4,956
Provision for federal income taxes	(1,383)	(1,587)	(1,525)	(11,489)
Net income (loss)	2,773	3,200	3,023	(6,533)
Dividends distributed or available for distribution to senior preferred stockholder	(2,779)	(3,117)	(3,048)	—
Net income (loss) attributable to common stockholders	$(6)	$83	$(25)	$(6,533)
Earnings (loss) per share:
Basic	$0.00	$0.01	$0.00	$(1.13)
Diluted	0.00	0.01	0.00	(1.13)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,893	5,762	5,762

Fannie Mae (In conservatorship) 2018 Form 10-K	F-75