Form 10-Q
period 2019-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2019-05-01
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2019, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2019 Form 10-Q	i

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

We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Congress and the Administration continue to consider options for reform of the housing finance system, including Fannie Mae. We are not permitted to retain more than $3.0 billion in capital reserves or to pay dividends or other distributions to stockholders other than the U.S. Department of the Treasury (“Treasury”). Our agreements with Treasury include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform,” “Business—Charter Act and Regulation” and “Risk Factors” in our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) and “Legislation and Regulation” and “Risk Factors” in this report.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2018 Form 10-K. You can find a “Glossary of Terms Used in This Report” in the MD&A of our 2018 Form 10-K.
Forward-looking statements in this report are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances, as we describe in “Forward-Looking Statements.” Future events and our future results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report and in our 2018 Form 10-K.
Introduction

By federal charter, Fannie Mae provides a stable source of liquidity to the mortgage market and supports the availability and affordability of housing in the United States. We operate in the secondary mortgage market, primarily working with lenders, who originate loans to borrowers. We do not originate loans or lend money directly to borrowers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS or our MBS); purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; manage mortgage credit risk; and engage in other activities that support access to credit and the supply of affordable housing. Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group, Inc., under the ticker symbol “FNMA.”
Through our single-family and multifamily business segments, we provided $102 billion in liquidity to the mortgage market in the first quarter of 2019, which enabled the financing of approximately 527,000 home purchases, refinancings or rental units.
Fannie Mae Provided $102 Billion in Liquidity in the First Quarter of 2019

$16.9B	171K Multifamily Rental Units

$56.3B	229K Single-Family Home Purchases

$28.8B	127K Single-Family Refinancings

Unpaid Principal Balance	Units

Fannie Mae First Quarter 2019 Form 10-Q	1

MD&A | Executive Summary

Executive Summary

Summary of Our Financial Performance

Quarterly Results

The decrease in our net income in the first quarter of 2019, compared with the first quarter of 2018, was primarily driven by:
•
a shift from fair value gains to fair value losses; and
•
a decrease in net interest income;
•
partially offset by an increase in our benefit for credit losses.

See “Consolidated Results of Operations” for more information on our financial results.

Net Worth. Our net worth of $5.4 billion as of March 31, 2019 reflects our comprehensive income of $2.4 billion for the first quarter of 2019 and $3.0 billion in retained capital reserves.
Financial Performance Outlook
Our long-term financial performance will depend in large part upon both the size of and our share of the U.S. mortgage market, which in turn will depend upon such factors as population growth, household formation and home price appreciation. While we expect to remain profitable on an annual basis for the foreseeable future, certain factors could result in significant volatility in our financial results from quarter to quarter or year to year. We expect quarterly volatility in our financial results due to a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings. Other factors that may result in volatility in our quarterly financial results include factors that affect our loss reserves, such as redesignations of loans from held for investment (“HFI”) to held for sale (“HFS”), changes in interest rates, home prices or accounting standards, or events such as natural disasters, and other factors, as we discuss in “Risk Factors” and “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense)” in our 2018 Form 10-K and in “Consolidated Results of Operations—Credit-Related Income” in this report. Further, our implementation on January 1, 2020 of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (the “CECL standard”) will likely introduce additional volatility in our results thereafter as credit-related income or expense will include expected lifetime losses on our loans and other financial instruments subject to the standard and thus become more sensitive to fluctuations in these factors.
The potential for significant volatility in our financial results could result in a net loss in a future quarter. We are permitted to retain up to $3.0 billion in capital reserves as a buffer in the event of a net loss in a future quarter. However, any net loss we experience in the future could be greater than the amount of our capital reserves, which would result in a net worth deficit for

Fannie Mae First Quarter 2019 Form 10-Q	2

MD&A | Executive Summary

that quarter. For example, our implementation of the CECL standard will likely decrease, perhaps substantially, our retained earnings and increase our allowance for credit losses, which could result in a net worth deficit when we adopt the guidance in the first quarter of 2020. If we experience a net worth deficit in a future quarter, we will be required to draw funds from Treasury under our senior preferred stock purchase agreement with Treasury to avoid being placed into receivership. See “Risk Factors” in our 2018 Form 10-K for a discussion of the risks associated with the limitations on our ability to rebuild our capital reserves, including factors that could result in a net loss or net worth deficit in a future quarter.
Treasury Draws and Dividend Payments
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. Acting as successor to the rights, titles, powers and privileges of the Board, the conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable since we entered conservatorship in 2008.
The chart below shows all of the funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement, as well as all of the dividends we have paid to Treasury on the senior preferred stock.
Treasury Draws and Dividend Payments: 2008 - Q1 2019
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
We expect to pay Treasury a second quarter 2019 dividend of $2.4 billion by June 30, 2019. The senior preferred stock currently provides for dividends each quarter in the amount, if any, by which our net worth as of the end of the prior quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend.
As of the date of this filing, the maximum amount of remaining funding under the agreement is $113.9 billion. If we were to draw additional funds from Treasury under the agreement with respect to a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. For a description of the terms of the senior preferred stock purchase agreement and the senior preferred stock, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2018 Form 10-K.
Although Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock and has made a commitment under the senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.

Fannie Mae First Quarter 2019 Form 10-Q	3

MD&A | Legislation and Regulation

Legislation and Regulation

The information in this section and in the following section on the Single Security Initiative updates and supplements information regarding legislative and regulatory developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Charter Act and Regulation” in our 2018 Form 10-K. Also see “Risk Factors” in this report and in our 2018 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Housing Finance Reform
On March 27, 2019, President Trump issued a memorandum directing the Secretary of the Treasury to develop a plan (the “Treasury Housing Reform Plan”) for administrative and legislative reforms for Fannie Mae and Freddie Mac (the “GSEs”) to achieve the following goals:

•	ending the conservatorships of the GSEs upon the completion of specified reforms;

•	facilitating competition in the housing finance market;

•	establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and

•	providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market.
The memorandum states that the Treasury Housing Reform Plan shall include reform proposals to achieve the following specific objectives and, for those reforms that can be implemented administratively, include a timeline for implementation:

•	preserving access for qualified homebuyers to 30-year fixed-rate mortgages and other mortgage options that best serve the financial needs of potential homebuyers;

•	maintaining equal access to the federal housing finance system for lenders of all sizes, charter types, and geographic locations, including the maintenance of a cash window for loan sales;

•	establishing appropriate capital and liquidity requirements for the GSEs;

•	increasing competition and participation of the private sector in the mortgage market, including by authorizing FHFA to approve guarantors of conventional mortgage loans in the secondary market;

•
mitigating the risks undertaken by the GSEs, including by altering, if necessary, our respective policies on loan limits, program and product offerings, credit underwriting parameters, and the use of private capital to transfer credit risk;

•	recommending appropriate size and risk profiles for the GSEs’ retained mortgage and investment portfolios;

•	defining the role of the GSEs in multifamily mortgage finance;

•	defining the mission of the Federal Home Loan Bank system and its role in supporting federal housing finance;

•
evaluating, in consultation with the Secretary of the U.S. Department of Housing and Urban Development (“HUD”) and the Director of the Bureau of Consumer Financial Protection, the “QM Patch.” The QM patch refers to a special class of conventional mortgage loans that will be considered “qualified mortgages” under the Truth in Lending Act (“TILA”) if they (1) meet certain qualified mortgage requirements generally and (2) are eligible for sale to Fannie Mae or Freddie Mac;

•	defining the GSEs’ role in promoting affordable housing without duplicating support provided by the Federal Housing Administration (“FHA”) or other federal programs; and

•	setting the conditions necessary for the termination of the conservatorships of the GSEs, which shall include the following conditions being satisfied:

◦	the federal government is fully compensated for the explicit and implicit guarantees provided by it to the GSEs or any successor entities in the form of an ongoing payment to the United States;

◦	the GSEs’ activities are restricted to their core statutory mission and the size of investment and retained mortgage portfolios is appropriately limited; and

◦
the GSEs are subjected to heightened prudential requirements and safety and soundness standards, including increased capital requirements, designed to prevent a future taxpayer bailout and minimize risks to financial stability.

The memorandum also directs the Secretary of HUD to develop a plan for reforming FHA and Ginnie Mae. All plans are to be submitted to the President for approval as soon as practicable.

Fannie Mae First Quarter 2019 Form 10-Q	4

MD&A | Legislation and Regulation

We expect Congress, the Administration and FHFA to continue to consider housing finance reform, which could result in significant changes in our structure and role in the future. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors—GSE and Conservatorship Risk” in our 2018 Form 10-K for more information on our uncertain future, including the risks to our business and profitability arising from our conservatorship status and potential housing finance reform.
Proposed Legislation Regarding CEO Responsibilities and Compensation
On April 11, 2019, legislation was introduced in the U.S. Senate that would prohibit either GSE from transferring or delegating any duty or responsibility of its chief executive officer, as of November 25, 2015, to any other position. The legislation would also provide that the Director of FHFA may be removed for cause for approving the compensation of any chief executive officer of a GSE at a level greater than that permitted under the Equity in Government Compensation Act of 2015, which caps the annual total direct compensation for the chief executive officers of the GSEs at $600,000 during conservatorship. If enacted, this legislation could negatively impact our business by requiring us to change our current management structure and limiting our ability to determine the roles and responsibilities of our executives in response to evolving business needs. In addition, uncertainty about and limitations on the amount and form of compensation we may pay executives and other employees impacts our ability to retain and recruit well-qualified executives and other employees. For more information on risks to our business relating to compensation limitations and legislative actions, see “Risk Factors.”
New FHFA Director
On April 15, 2019, Mark Calabria became the new Director of FHFA. As we discuss in “Risk Factors—GSE and Conservatorship Risk” in our 2018 Form 10-K, changes in leadership at FHFA could result in significant changes to FHFA’s goals for our conservatorship and have a material impact on our business and financial results.
2018 Housing Goals Performance
We are subject to housing goals established by FHFA, which call for a specified amount of mortgage loans we acquire to meet requirements relating to affordability or location. To meet our single-family housing goals, our performance must meet or exceed benchmarks established by FHFA or, if lower, the level of goals-qualifying originations in the primary mortgage market. To meet our multifamily housing goals, our performance must meet or exceed benchmarks established by FHFA. For 2018, we believe we met all of our single-family and multifamily benchmarks. Final performance results will be determined and published by FHFA sometime after the release later this year of 2018 data reported by primary mortgage market originators under the Home Mortgage Disclosure Act. For more information on our housing goals, see “Business—Charter Act and Regulation—GSE Act and Other Regulation” in our 2018 Form 10-K.
Affordable Housing Allocations
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”) requires us to set aside in each fiscal year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps, which we describe in “Business—Mortgage Securitizations” in our 2018 Form 10-K. We are prohibited from passing through the cost of these allocations to the originators of the mortgage loans that we purchase or securitize. For each year’s new business purchases since 2015, we have set aside amounts for these contributions and transferred the funds when directed by FHFA to do so. See “Total Book of Business” for information on our contribution for 2018 new business purchases and our expense related to our 2019 new business purchases.
Single Security Initiative

Upcoming Transition to UMBS and Reliance on Common Securitization Platform
After five years of working on the Single Security Initiative with Freddie Mac, our jointly owned limited liability company, Common Securitization Solutions, LLC (“CSS”), and FHFA, we expect that in June 2019 we and Freddie Mac will start issuing single-family uniform mortgage-backed securities, or “UMBS.” At that time, we will also begin using the common securitization platform we have developed in conjunction with FHFA, Freddie Mac and CSS to perform certain aspects of the securitization process. The objective of the Single Security Initiative is to enhance the overall liquidity of Fannie Mae and Freddie Mac MBS eligible for forward trading in the to-be-announced (“TBA”) market by supporting their fungibility without regard to which company is the issuer. Forward trading of UMBS began in March 2019, and, as of April 25, 2019, $755 billion of UMBS had been traded in the TBA market for settlement beginning in June 2019.

Fannie Mae First Quarter 2019 Form 10-Q	5

MD&A | Single Security Initiative

The common securitization platform and the Single Security Initiative represent significant changes for the mortgage market and for our securitization operations and business. We expect that once we begin issuing UMBS, the vast majority of our single-family MBS will be issued as UMBS. See “Business—Mortgage Securitizations—Common Securitization Platform and Single Security Initiative” in our 2018 Form 10-K and “Risk Factors” in this report for more information on these efforts and the risks they present.
Final Rule on MBS Prepayment Rates
On February 28, 2019, FHFA issued a final rule to require Fannie Mae and Freddie Mac to align their programs, policies and practices that affect the prepayment rates of TBA-eligible MBS. The rule applies to Fannie Mae’s and Freddie Mac’s current offerings of TBA-eligible MBS and to the new UMBS expected to be issued starting in June 2019. In proposing the rule, FHFA noted that “[t]he industry has expressed concerns that Fannie Mae and Freddie Mac UMBS may not be truly fungible because differences in Fannie Mae and Freddie Mac policies could result in materially differing cash flows (as a result of, e.g., differing prepayment speeds).” FHFA, as conservator, had previously responded to industry input by imposing alignment mandates on Fannie Mae and Freddie Mac, and publishing a Prepayment Monitoring Report. The final rule codifies FHFA’s previous mandates and is intended to ensure that Fannie Mae and Freddie Mac programs, policies and practices that individually have a material effect on cash flows (including policies that affect prepayment speeds) are and will continue to be aligned.

Fannie Mae First Quarter 2019 Form 10-Q	6

MD&A | Key Market Economic Indicators

Key Market Economic Indicators

The graphs below display certain macroeconomic indicators that can significantly influence our business and financial results.
Selected Benchmark Interest Rates

——— 3-month LIBOR(1)	——— 2-year swap rate(1)	——— 10-year swap rate(1)
——— 10-year Treasury rate(1)	——— 30-year Fannie Mae MBS par coupon rate(1)	——— 30-year FRM rate(2)

(1)	According to Bloomberg.

(2)	Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac's Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
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

•
Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our risk management derivatives and mortgage commitment derivatives, which we mark to market. Generally, we experience fair value losses when swap rates decrease and fair value gains when swap rates increase; however, because the composition of our derivative position varies across the yield curve, different yield curve changes (for example, parallel, steepening or flattening) will generate different gains and losses.

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

Fannie Mae First Quarter 2019 Form 10-Q	7

MD&A | Key Market Economic Indicators

We expect home price appreciation on a national basis to slow slightly in 2019, as compared with 2018. We also expect significant regional variation in the timing and rate of home price growth. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”

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

(1)
Calculated internally using property data on loans purchased by Fannie Mae, Freddie Mac, and other third-party home sales data. Fannie Mae’s home price index is a weighted repeat transactions index, measuring average price changes in repeat sales on the same properties. Fannie Mae’s home price index excludes prices on properties sold in foreclosure. Fannie Mae’s home price estimates are based on preliminary data and are subject to change as additional data become available.

How housing activity can affect our financial results
•
Homebuilding has typically been a leading indicator of broader economic indicators, such as the U.S. Gross Domestic Product, or GDP, and the unemployment rate. Residential construction activity tends to soften prior to a weakness in the economy and can improve prior to a recovery in economic activity. Broader economic indicators can affect several mortgage market factors including the demand for both single-family and multifamily housing and the level of loan delinquencies.
•
Fewer housing starts results in fewer properties being available for purchase, which can lower the volume of originations in the mortgage market.
•
Construction activity can also affect credit losses. When the pace of construction does not meet demand, the resulting growth in home prices can increase the risk profile of new purchase money mortgage loans and increase the risk of default if home prices subsequently decline. Reduced construction may also coincide with a broader deterioration in housing conditions, which may result in higher future delinquencies and greater losses on defaulted loans.

(2)	According to U.S. Census Bureau and subject to revision.

Fannie Mae First Quarter 2019 Form 10-Q	8

MD&A | Key Market Economic Indicators

GDP, Unemployment Rate and Personal Income

(1)	According to the U.S. Bureau of Labor Statistics and subject to revision.

(2)
Personal income growth through the fourth quarter of 2018 is the quarterly average of the monthly series calculated by the Federal Reserve Bank of St. Louis. Growth in the first quarter of 2019 is based on January 2019 data, the most recent data available at the time this report was prepared.

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

Fannie Mae First Quarter 2019 Form 10-Q	9

MD&A | Consolidated Results of Operations

Consolidated Results of Operations

This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended March 31,

	2019	2018	Variance
	(Dollars in millions)
Net interest income	$4,733	$5,232	$(499)
Fee and other income	227	320	(93)
Net revenues	4,960	5,552	(592)
Investment gains, net	133	250	(117)
Fair value gains (losses), net	(831)	1,045	(1,876)
Administrative expenses	(744)	(750)	6
Credit-related income:
Benefit for credit losses	650	217	433
Foreclosed property expense	(140)	(162)	22
Total credit-related income	510	55	455
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(593)	(557)	(36)
Other expenses, net	(408)	(203)	(205)
Income before federal income taxes	3,027	5,392	(2,365)
Provision for federal income taxes	(627)	(1,131)	504
Net income	$2,400	$4,261	$(1,861)
Total comprehensive income	$2,361	$3,938	$(1,577)
Net Interest Income
We have two primary sources of net interest income:

•	guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

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

Fannie Mae First Quarter 2019 Form 10-Q	10

MD&A | Consolidated Results of Operations

The table below displays the components of our net interest income from our guaranty book of business and from our portfolios.

Components of Net Interest Income
	For the Three Months Ended March 31,
	2019	2018	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	$2,259	$2,089	$170
Base guaranty fee income related to TCCA(1)	593	557	36
Net amortization income	982	1,508	(526)
Total net interest income from guaranty book of business	3,834	4,154	(320)
Net interest income from portfolios(2)	899	1,078	(179)
Total net interest income	$4,733	$5,232	$(499)

(1)	Revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

(2)
Includes interest income from assets held in our retained mortgage portfolio and our other investments portfolio, as well as other assets used to generate lender liquidity. Also includes interest expense on our outstanding Connecticut Avenue Securities® of $382 million and $302 million for the first quarter of 2019 and 2018, respectively.

Net interest income from base guaranty fees increased in the first quarter of 2019 compared with the first quarter of 2018 due to an increase in the size of our guaranty book of business and loans with higher base guaranty fees comprising a larger part of our guaranty book of business in the first quarter of 2019 compared with the first quarter of 2018.
Net amortization income from our guaranty book of business decreased in the first quarter of 2019 compared with the first quarter of 2018 primarily due to lower amortization income from our guaranty book of business driven by a higher prevailing interest rate environment, which resulted in lower mortgage prepayment activity during the quarter.
We initially recognize mortgage loans and debt of consolidated trusts in our condensed consolidated balance sheet at fair value. The difference between the initial fair value and the carrying value of these instruments is recorded as cost basis adjustments, either as premiums or discounts. These cost basis adjustments are amortized as yield adjustments over the contractual lives of the loans or debt. On a net basis, for mortgage loans and debt of consolidated trusts, we are in a premium position with respect to debt of consolidated trusts, which represents deferred income we will recognize in our condensed consolidated statements of operations and comprehensive income as amortization income in future periods.
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

Fannie Mae First Quarter 2019 Form 10-Q	11

MD&A | Consolidated Results of Operations

Net interest income from portfolios decreased in the first quarter of 2019 compared with the first quarter of 2018 primarily due to a decline in the average balance of our retained mortgage portfolio. See “Retained Mortgage Portfolio” for more information.
A higher interest rate environment and possible decreases in our retained mortgage portfolio could result in a decrease in our net interest income in 2019.
Analysis of Net Interest Income

The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield
	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$119,495	$1,323	4.43%	$163,134	$1,736	4.26%
Mortgage loans of consolidated trusts	3,153,383	28,445	3.61	3,048,711	26,298	3.45
Total mortgage loans(1)	3,272,878	29,768	3.64	3,211,845	28,034	3.49
Mortgage-related securities	9,044	102	4.51	10,531	100	3.80
Non-mortgage-related securities(2)	60,833	378	2.49	51,707	207	1.60
Federal funds sold and securities purchased under agreements to resell or similar arrangements	41,533	263	2.53	37,389	142	1.52
Advances to lenders	3,703	32	3.46	3,844	31	3.23
Total interest-earning assets	$3,387,991	$30,543	3.61%	$3,315,316	$28,514	3.44%
Interest-bearing liabilities:
Short-term funding debt	$20,712	$(125)	2.41%	$31,242	$(106)	1.36%
Long-term funding debt	179,152	(1,114)	2.49	214,397	(1,158)	2.16
Connecticut Avenue Securities® (“CAS”)	24,884	(382)	6.14	22,473	(302)	5.38
Total debt of Fannie Mae	224,748	(1,621)	2.89	268,112	(1,566)	2.34
Debt securities of consolidated trusts held by third parties	3,156,398	(24,189)	3.07	3,050,041	(21,716)	2.85
Total interest-bearing liabilities	$3,381,146	$(25,810)	3.05%	$3,318,153	$(23,282)	2.81%
Net interest income/net interest yield		$4,733	0.56%		$5,232	0.63%

(1)
Average balance includes mortgage loans on nonaccrual status. A single-family loan is placed on nonaccrual status when the payment of principal or interest on the loan is 60 days or more past due. A multifamily loan is placed on nonaccrual status when the loan becomes 90 days or more past due according to its contractual terms or is deemed individually impaired. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $111 million for the first quarter of 2019, compared with $168 million for the first quarter of 2018.

(2)	Consists of cash, cash equivalents and U.S Treasury securities.
Fair Value Gains (Losses), Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our condensed consolidated financial statements. We are developing capabilities to implement hedge accounting to reduce interest rate volatility in our consolidated statements of operations and comprehensive income.

Fannie Mae First Quarter 2019 Form 10-Q	12

MD&A | Consolidated Results of Operations

The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(266)	$(215)
Net change in fair value during the period	(122)	510
Total risk management derivatives fair value gains (losses), net	(388)	295
Mortgage commitment derivatives fair value gains (losses), net	(300)	564
Credit enhancement derivatives fair value gains (losses), net	(7)	4
Total derivatives fair value gains (losses), net	(695)	863
Trading securities gains, net	92	98
CAS debt fair value losses, net	(22)	(8)
Other, net(1)	(206)	92
Fair value gains (losses), net	$(831)	$1,045

(1)	Consists of fair value gains and losses on non-CAS debt and mortgage loans.
Fair value losses in the first quarter of 2019 were primarily driven by:

•
net interest expense accruals on our risk management derivatives combined with decreases in the fair value of our pay-fixed risk management derivatives due to declines in longer-term swap rates during the quarter, which were partially offset by increases in the fair value of our receive-fixed risk management derivatives;

•
decreases in the fair value of our mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as a result of increases in the prices of securities as interest rates decreased during the commitment periods; and

•	losses driven by increases in the fair value of long-term debt of consolidated trusts held at fair value.
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
Credit-Related Income
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
While the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS has been a significant driver of credit-related income in recent periods, we may see a reduced impact from this activity in the future to the extent the population of loans we are considering for redesignation declines. Further, our implementation of the CECL standard on January 1, 2020 will likely introduce additional volatility in our results thereafter as credit-related income or expense will include expected lifetime losses on our loans and other financial instruments subject to the standard and thus become more sensitive to fluctuations in the factors detailed above.

Fannie Mae First Quarter 2019 Form 10-Q	13

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

Components of Benefit for Credit Losses
	For the Three Months Ended March 31,
	2019	2018
	(Dollars in billions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$ *	$(0.2)
Redesignation of loans from HFI to HFS	0.3	0.2
Actual and forecasted home prices	0.2	0.3
Actual and projected interest rates	0.2	(0.4)
Other(2)	*	0.3
Total single-family benefit for credit losses	$0.7	$0.2
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
The primary factors that contributed to our benefit for credit losses in the first quarter of 2019 were:

•
The redesignation of certain reperforming single-family loans from HFI to HFS as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a charge-off to the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts charged off, which contributed to the benefit for credit losses.

•
An increase in actual and forecasted home prices. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses.

•
Lower actual and projected mortgage interest rates. As mortgage interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to term and interest rate concessions provided on these loans and results in a decrease in the provision for credit losses.

The following factors impacted our benefit for credit losses in the first quarter of 2018:

•	An increase in actual and forecasted home prices, which contributed to the benefit for credit losses.

•	The redesignation of certain single-family loans from HFI to HFS during the quarter.

•
These factors were partially offset by the impact of higher actual and projected mortgage interest rates and an increase in single-family loans classified as a troubled debt restructuring (“TDR”) in the areas affected by Hurricanes Harvey, Irma and Maria (collectively, “the 2017 hurricanes”).

TCCA Fees
Pursuant to the TCCA, in 2012 FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our condensed consolidated financial statements. TCCA fees increased in the first quarter of 2019 compared with the first quarter of 2018 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase.

Fannie Mae First Quarter 2019 Form 10-Q	14

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis

This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2019	December 31, 2018	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$49,746	$58,495	$(8,749)
Restricted cash	24,745	23,866	879
Investments in securities	44,113	45,296	(1,183)
Mortgage loans:
Of Fannie Mae	115,936	120,717	(4,781)
Of consolidated trusts	3,157,061	3,142,881	14,180
Allowance for loan losses	(13,232)	(14,203)	971
Mortgage loans, net of allowance for loan losses	3,259,765	3,249,395	10,370
Deferred tax assets, net	13,411	13,188	223
Other assets	29,254	28,078	1,176
Total assets	$3,421,034	$3,418,318	$2,716
Liabilities and equity
Debt:
Of Fannie Mae	$221,238	$232,074	$(10,836)
Of consolidated trusts	3,173,772	3,159,846	13,926
Other liabilities	20,663	20,158	505
Total liabilities	3,415,673	3,412,078	3,595
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(115,475)	(114,596)	(879)
Total equity	5,361	6,240	(879)
Total liabilities and equity	$3,421,034	$3,418,318	$2,716
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheet are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of March 31, 2019 compared with December 31, 2018 primarily driven by:

•	an increase in mortgage loans due to acquisitions outpacing liquidations and sales; and

•	a decrease in our allowance for loan losses primarily driven by the redesignation of certain reperforming single-family loans from HFI to HFS.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”

Fannie Mae First Quarter 2019 Form 10-Q	15

MD&A | Consolidated Balance Sheet Analysis

Debt
The total amount of outstanding debt of Fannie Mae decreased during the first quarter of 2019. Because our funding needs have declined with the decline in size of our retained mortgage portfolio, we did not replace all of our debt that paid off during the first quarter of 2019 with new debt issuances. The increase in debt of consolidated trusts from December 31, 2018 to March 31, 2019 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our outstanding debt.
Stockholders’ Equity
Our net equity decreased as of March 31, 2019 compared with December 31, 2018 due to our payment of senior preferred stock dividends to Treasury during the first quarter of 2019, partially offset by our comprehensive income recognized during the quarter.
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

•
Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of Fannie Mae-wrapped reverse mortgage securities and reverse mortgage loans as of March 31, 2019. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.

Retained Mortgage Portfolio
(Dollars in billions)

Fannie Mae First Quarter 2019 Form 10-Q	16

MD&A | Retained Mortgage Portfolio

The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$43,369	$40,528
Mortgage loans	8,646	8,640
Total lender liquidity	52,015	49,168
Loss mitigation mortgage loans	83,725	87,220
Other:
Reverse mortgage loans	21,137	21,856
Mortgage loans	8,504	8,959
Reverse mortgage securities(2)	7,610	7,883
Private-label and other securities	2,454	3,042
Other Fannie Mae-wrapped securities	620	650
Mortgage revenue bonds	368	375
Total other	40,693	42,765
Total retained mortgage portfolio	$176,433	$179,153

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$166,731	$168,338
Multifamily mortgage loans and mortgage-related securities	$9,702	$10,815

(1)	Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped securities and Ginnie Mae reverse mortgage securities.

(2)	Includes Fannie Mae-wrapped securities and Ginnie Mae reverse mortgage securities.
The amount of mortgage assets that we may own is capped at $250 billion by our senior preferred stock purchase agreement with Treasury, and FHFA has directed that we further cap our mortgage assets at $225 billion, as described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2018 Form 10-K. We expect our retained mortgage portfolio to remain below the $225 billion cap directed by FHFA.
In support of our loss mitigation strategy, we purchased $2.8 billion of loans from our single-family MBS trusts in the first quarter of 2019, the substantial majority of which were delinquent. See “MD&A—Retained Mortgage Portfolio—Purchases of Loans from Our MBS Trusts” in our 2018 Form 10-K for more information relating to our purchases of loans from MBS trusts.

Fannie Mae First Quarter 2019 Form 10-Q	17

MD&A | Total Book of Business

Total Book of Business

The table below displays the composition of our total book of business based on unpaid principal balance. Our single-family book of business accounted for 90% of our total book of business as of March 31, 2019 and 91% of our total book of business as of December 31, 2018. While our total book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Composition of Total Book of Business(1)
	As of
	March 31, 2019			December 31, 2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Guaranty book of business(2)	$2,963,846	$316,981	$3,280,827	$2,959,404	$309,748	$3,269,152
Non-Fannie Mae mortgage securities(3)	5,763	368	6,131	6,698	375	7,073
Total book of business	$2,969,609	$317,349	$3,286,958	$2,966,102	$310,123	$3,276,225
Guaranty Book of Business Detail:
Conventional guaranty book of business(4)	$2,930,836	$315,810	$3,246,646	$2,925,246	$308,543	$3,233,789
Government guaranty book of business(5)	$33,010	$1,171	$34,181	$34,158	$1,205	$35,363

(1)
Our total book of business refers to the sum of the unpaid principal balance of: Fannie Mae MBS outstanding; mortgage loans of Fannie Mae; non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio; and other credit enhancements that we provide on mortgage assets.

(2)
Includes other single-family Fannie Mae guaranty arrangements of $1.5 billion and $1.6 billion as of March 31, 2019 and December 31, 2018, respectively, and other multifamily Fannie Mae guaranty arrangements of $12.1 billion and $12.3 billion as of March 31, 2019 and December 31, 2018. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Includes mortgage-related securities issued by Freddie Mac and Ginnie Mae, mortgage revenue bonds, Alt-A and subprime private-label securities, and commercial mortgage-backed securities (“CMBS”).

(4)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(5)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. In April 2019, we paid $215 million to the funds based on our new business purchases in 2018. For the first three months of 2019, we recognized an expense of $43 million related to this obligation based on our $102.0 billion in new business purchases. We expect to pay this amount to the funds after the end of 2019, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2019. See “Legislation and Regulation—Affordable Housing Allocations” for more information regarding this obligation.

Fannie Mae First Quarter 2019 Form 10-Q	18

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
The chart below displays the net revenues and net income for each of our business segments. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)
Segment Allocation Methodology
The majority of our revenues and expenses are directly associated with either our single-family or our multifamily business segment and are included in determining that segment’s operating results. Other revenues and expenses, including administrative expenses, that are not directly attributable to a particular business segment are allocated based on the size of each segment’s total book of business. The substantial majority of our gains and losses associated with our risk management derivatives are allocated to our single-family business segment.
In the following sections, we describe each segment’s business and credit metrics, and financial results. We also describe how each segment manages mortgage credit risk.

Fannie Mae First Quarter 2019 Form 10-Q	19

MD&A | Single-Family Business

Single-Family Business

Working with our lender customers, our Single-Family business provides liquidity to the mortgage market primarily by acquiring single-family loans from lenders and securitizing those loans into Fannie Mae MBS, which are either delivered to the lenders or sold to investors or dealers. A single-family loan is secured by a property with four or fewer residential units.
This section supplements and updates information regarding our Single-Family business segment in our 2018 Form 10-K. See “MD&A—Single-Family Business” in our 2018 Form 10-K for additional information regarding the primary business activities, customers and competition of our Single-Family business.
Single-Family Market Share
Single-Family Mortgage Acquisition Market Share
Our share of the single-family acquisition market, including loans held on lenders’ books, fluctuates from quarter to quarter. We estimate our single-family acquisition market share in the last three years remained within the range of 25% to 30%, based on our current estimates of the amount of single-family first lien mortgage loans that were originated in the United States, as well as estimates of our competitors’ acquisitions based on publicly available data.
Single-Family Mortgage-Related Issuances Market Share
The chart below displays our market share of single-family mortgage-related securities issuances in the first quarter of 2019 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
New Single-Family Mortgage-Related Securities Issuances
First Quarter 2019 Market Share
We estimate our market share of single-family mortgage-related securities issuances was 36% in the first quarter of 2019, compared with 37% in the fourth quarter of 2018 and 42% in the first quarter of 2018.
Single-Family Mortgage Market
Housing activity rose slightly in the first quarter of 2019 compared with the fourth quarter of 2018. Total existing home sales averaged 5.2 million units annualized in the first quarter of 2019, compared with 5.1 million units in the fourth quarter of 2018, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales increased during the first quarter of 2019, averaging an annualized rate of 660,000 units, compared with 575,000 units in the fourth quarter of 2018.
The 30-year fixed mortgage rate averaged 4.37% in the first quarter of 2019, compared with 4.78% in the fourth quarter of 2018, according to Freddie Mac’s Primary Mortgage Market Survey®. Despite a sharp decline in mortgage rates at the end of

Fannie Mae First Quarter 2019 Form 10-Q	20

MD&A | Single-Family Business

the quarter, the single-family mortgage market continued to experience a shift to a purchase mortgage market, as the share of refinance originations in the first quarter of 2019 fell to the lowest level since the fourth quarter of 2000.
We forecast that total originations in the U.S. single-family mortgage market in 2019 will increase from 2018 levels by approximately 1.25%, from an estimated $1.60 trillion in 2018 to $1.62 trillion in 2019, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $456 billion in 2018 to $446 billion in 2019.
Single-Family Business Metrics
Net interest income from guaranty fees for our single-family business is driven by the single-family MBS we issue and the guaranty fees we charge.
Single-Family Fannie Mae MBS Issuances and
Average Guaranty Book of Business
(Dollars in billions)

(1)
Our single-family guaranty book of business consists primarily of single-family Fannie Mae MBS outstanding. It also includes single-family mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family mortgage assets. Our single-family guaranty book of business does not include non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Average Charged Guaranty Fee on Single-Family Guaranty Book of Business and on New Single-Family Acquisitions(1)

(1)
Represents the sum of the average guaranty fee rate for our single-family guaranty arrangements during the period plus the recognition of any upfront cash payments over an estimated average life at the time of acquisition. For the prior period, the methodology used to estimate average life at the time of acquisition has been updated. Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

Fannie Mae First Quarter 2019 Form 10-Q	21

MD&A | Single-Family Business

Our average charged guaranty fee on newly acquired single-family loans, net of TCCA fees, increased from 42.9 basis points in the first quarter of 2018 to 50.4 basis points in the first quarter of 2019, primarily driven by an increase in the total base guaranty fees charged on our loan acquisitions in the period.
Single-Family Business Financial Results

	For the Three Months Ended March 31,
	2019	2018	Variance
	(Dollars in millions)
Net interest income(1)	$4,039	$4,561	$(522)
Fee and other income	106	158	(52)
Net revenues	4,145	4,719	(574)
Investment gains, net	94	242	(148)
Fair value gains (losses), net	(887)	1,034	(1,921)
Administrative expenses	(631)	(643)	12
Credit-related income(2)	518	34	484
TCCA fees(1)	(593)	(557)	(36)
Other expenses, net	(337)	(132)	(205)
Income before federal income taxes	2,309	4,697	(2,388)
Provision for federal income taxes	(484)	(1,016)	532
Net income	$1,825	$3,681	$(1,856)

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit for credit losses and foreclosed property expense.
Net interest income
Single-family net interest income decreased in the first quarter of 2019 compared with the first quarter of 2018, primarily due to a decline in net amortization income and a decline in net interest income from portfolios, partially offset by an increase in single-family base guaranty fee income. The drivers of net interest income for the single-family segment for the first quarter of 2019 are consistent with the drivers of net interest income discussed in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Fair value gains (losses), net
Fair value losses in the first quarter of 2019 were primarily driven by net interest expense accruals on our risk management derivatives, and decreases in the fair value of our pay-fixed risk management derivatives and our mortgage commitments. In addition, the increase in the fair value of our debt also resulted in fair value losses for the quarter. Conversely, fair value gains in the first quarter of 2018 were primarily driven by increases in the fair value of our mortgage commitments and our pay-fixed risk management derivatives.
The drivers of our fair value gains (losses), net for the single-family segment for all periods presented are consistent with the drivers of fair value gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), net.”
Credit-related income
Credit-related income in the first quarter of 2019 was primarily driven by the redesignation of certain single-family loans from HFI to HFS; an increase in actual and forecasted home prices; and lower actual and projected mortgage interest rates. Credit-related income in the first quarter of 2018 was primarily driven by an increase in actual and forecasted home prices and the redesignation of certain single-family loans from HFI to HFS during the quarter. These factors were partially offset by the impact of higher actual and projected mortgage interest rates in the period and an increase in single-family loans classified as TDRs in the regions affected by the 2017 hurricanes.
See “Consolidated Results of Operations—Credit-Related Income” for more information on our credit-related income.

Fannie Mae First Quarter 2019 Form 10-Q	22

MD&A | Single-Family Business

Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2018 Form 10-K. For information on our acquisition and servicing policies, underwriting and servicing standards, quality control process, repurchase requests, representation and warranty framework, and key attributes of our loans, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2018 Form 10-K.
Presentation of our single-family guaranty book for credit statistics
To align with how we manage our credit risk, for purposes of the information reported below, we adjust our measurement of our single-family guaranty book of business by using the unpaid principal balance of mortgage loans underlying Fannie Mae MBS instead of the unpaid principal balance of the MBS. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $2,905 billion as of March 31, 2019 and $2,903 billion as of December 31, 2018.
In addition, we exclude from the single-family credit statistics reported below approximately 1% of our single-family guaranty book of business for which our loan level information was incomplete as of March 31, 2019 and December 31, 2018.

Fannie Mae First Quarter 2019 Form 10-Q	23

MD&A | Single-Family Business

Single-Family Portfolio Diversification and Monitoring
The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we submit to the Securities and Exchange Commission (‘‘SEC’‘) with current reports on Form 8-K. Information in our quarterly financial supplements is not incorporated into this report.

Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2019	2018	March 31, 2019	December 31, 2018
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	15%	18%	19%	19%
60.01% to 70%	11	13	13	13
70.01% to 80%	35	38	38	38
80.01% to 90%	13	12	12	12
90.01% to 95%	16	13	11	11
95.01% to 100%	10	6	4	4
Greater than 100%	*	*	3	3
Total	100%	100%	100%	100%
Weighted average	78%	75%	76%	75%
Average loan amount	$238,932	$232,284	$170,309	$170,076
Estimated mark-to-market LTV ratio:(5)
<= 60%			54%	54%
60.01% to 70%			18	18
70.01% to 80%			16	16
80.01% to 90%			8	8
90.01% to 100%			4	4
Greater than 100%			*	*
Total			100%	100%
Weighted average			57%	57%
Product type:
Fixed-rate:(6)
Long-term	90%	88%	84%	84%
Intermediate-term	8	10	14	14
Total fixed-rate	98	98	98	98
Adjustable-rate	2	2	2	2
Total	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	97%	97%
2 to 4 units	2	3	3	3
Total	100%	100%	100%	100%

Fannie Mae First Quarter 2019 Form 10-Q	24

MD&A | Single-Family Business

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2019	2018	March 31, 2019	December 31, 2018
Property type:
Single-family homes	90%	91%	91%	91%
Condo/Co-op	10	9	9	9
Total	100%	100%	100%	100%
Occupancy type:
Primary residence	90%	89%	89%	89%
Second/vacation home	4	4	4	4
Investor	6	7	7	7
Total	100%	100%	100%	100%
FICO credit score at origination:
< 620	* %	* %	1%	2%
620 to < 660	6	6	5	5
660 to < 680	5	5	5	5
680 to < 700	9	9	7	7
700 to < 740	24	23	21	20
>= 740	56	57	61	61
Total	100%	100%	100%	100%
Weighted average	742	743	745	746
Loan purpose:
Purchase	66%	53%	44%	43%
Cash-out refinance	20	26	20	20
Other refinance	14	21	36	37
Total	100%	100%	100%	100%
Geographic concentration:(7)
Midwest	13%	13%	15%	15%
Northeast	14	14	17	17
Southeast	24	22	22	22
Southwest	22	20	18	18
West	27	31	28	28
Total	100%	100%	100%	100%
Origination year:
2013 and prior			39%	40%
2014			6	6
2015			10	10
2016			15	16
2017			14	15
2018			14	13
2019			2	—
Total			100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

Fannie Mae First Quarter 2019 Form 10-Q	25

MD&A | Single-Family Business

(1)	Second-lien mortgage loans held by third parties are not reflected in the original LTV or the estimated mark-to-market LTV ratios in this table.

(2)	Calculated based on the unpaid principal balance of single-family loans for each category at time of acquisition.

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

Characteristics of our New Single-Family Loan Acquisitions
The share of our single-family loan acquisitions consisting of home purchase loans rather than refinances increased in the first quarter of 2019 compared with the first quarter of 2018, primarily due to a higher interest rate environment, which deters refinance activity. In addition, our acquisitions of loans from first-time home buyers increased from 22% of our single-family loan acquisitions in the first quarter of 2018 to 30% in the first quarter of 2019. Typically, home purchase loans—particularly those to first-time home buyers—have higher LTV ratios than refinances. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 90%—from 19% in the first quarter of 2018 to 26% in the first quarter of 2019 as well as an increase in the average loan amount of our acquisitions as home purchase loans are generally larger than refinancing loans.
Our acquisitions of loans with debt-to-income ratios above 45% increased to 25% in the first quarter of 2019 compared with 23% in the first quarter of 2018. We continue to monitor loan acquisitions and market conditions and, as appropriate, make changes in our eligibility criteria so that the loans we acquire are consistent with our risk appetite.
For a discussion of factors that may impact the credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2018 Form 10-K. In this section of our 2018 Form 10-K, we also provide more information on the credit characteristics of loans in our guaranty book of business, including Home Affordable Refinance Program® (“HARP®”) and Refi PlusTM loans, jumbo-conforming and high-balance loans, reverse mortgages and mortgage products with rate resets.

Fannie Mae First Quarter 2019 Form 10-Q	26

MD&A | Single-Family Business

Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
Single-Family Credit Enhancement
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. We generally achieve this charter requirement through primary mortgage insurance. We also enter into various other types of transactions in which we transfer mortgage credit risk to third parties.
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. For a description of primary mortgage insurance and the other types of credit enhancements specified in the table, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” in our 2018 Form 10-K. For a discussion of our exposure to and management of the institutional counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” in our 2018 Form 10-K and “Note 11, Concentrations of Credit Risk” in this report.

Single-Family Loans with Credit Enhancement
	As of
	March 31, 2019		December 31, 2018
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$615	21%	$618	21%
Connecticut Avenue Securities	832	29	798	27
Credit Insurance Risk TransferTM (“CIRTTM”)	270	9	243	8
Lender risk sharing	108	4	102	4
Less: Loans covered by multiple credit enhancements	(420)	(15)	(394)	(13)
Total single-family loans with credit enhancement	$1,405	48%	$1,367	47%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our single-family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our primary method of achieving this objective has been through our CAS and CIRT transactions. In most of our credit risk transfer transactions, we transfer a small portion of the expected credit losses, and a significant portion of the losses we expect would be incurred in a stressed credit environment, such as a severe or prolonged economic downturn. We continually evaluate our credit risk transfer transactions which, in addition to managing our credit risk, also affect our returns and the capital we would be required to hold under FHFA’s proposed capital requirements. We discuss FHFA’s proposed capital rule in “Business—Charter Act and Regulation—GSE Act and Other Regulation” in our 2018 Form 10-K.
During the first quarter of 2019, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $91 billion at the time of the transactions. As of March 31, 2019, approximately 42% of the loans in our single-family conventional guaranty book of business, measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction.

Fannie Mae First Quarter 2019 Form 10-Q	27

MD&A | Single-Family Business

The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to March 31, 2019
(Dollars in billions)
Senior	Fannie Mae(1)				Initial Reference Pool(5)
	$1,616

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$2	$9	$34	$2	$1,678

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$4	$2

Outstanding as of March 31, 2019
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(5)(7)
	$1,176

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$1	$8	$24	$2	$1,225

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$8		$4	$2

(1)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(2)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(3)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $4 billion outstanding as of March 31, 2019.

(4)	For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.

(5)	For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.

(6)	For CAS transactions, “First Loss” represents all B tranche balances.

(7)
For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,210 billion as of March 31, 2019.

The decreases in outstanding balances from issuance to March 31, 2019 in the senior and mezzanine tranches are a result of paydowns. Outstanding balances from issuance to March 31, 2019 in the first loss tranches decreased slightly as a result of loss allocations, which were insignificant.

Fannie Mae First Quarter 2019 Form 10-Q	28

MD&A | Single-Family Business

The following table displays the approximate cash paid or transferred to investors for these credit risk transfer transactions. The cash represents the portion of guaranty fee paid to investors as compensation for taking on a share of the credit risk. These expenses increased from the first quarter of 2018 to the first quarter of 2019 as the percentage of our single-family conventional guaranty book of business on which we have transferred a portion of credit risk increased from March 31, 2018 to March 31, 2019.

Credit Risk Transfer Transactions
	For the Three Months Ended March 31,
	2019	2018
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$229	$200
CIRT transactions	85	60
Lender risk-sharing transactions	48	27

(1)
Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for CAS REMICTM transactions. “CAS REMICs” are Connecticut Avenue Securities that are structured as notes issued by trusts that qualify as Real Estate Mortgage Investment Conduits (“REMICs”).

Fannie Mae First Quarter 2019 Form 10-Q	29

MD&A | Single-Family Business

Single-Family Problem Loan Management
Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Problem Loan Management” in our 2018 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related disclosures. The discussion below updates some of that information.
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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2019	December 31, 2018	March 31, 2018
Delinquency status:
30 to 59 days delinquent	1.32%	1.37%	1.20%
60 to 89 days delinquent	0.35	0.38	0.37
Seriously delinquent (“SDQ”)	0.74	0.76	1.16
Percentage of SDQ loans that have been delinquent for more than 180 days	50%	49%	47%
Percentage of SDQ loans that have been delinquent for more than two years	11	12	13

	For the Three Months Ended March 31,
	2019	2018
Single-family SDQ loans (number of loans):
Beginning balance	130,440	212,183
Additions	52,679	66,804
Removals:
Modifications and other loan workouts	(12,527)	(21,855)
Liquidations and sales	(11,830)	(16,942)
Cured or less than 90 days delinquent	(32,746)	(41,133)
Total removals	(57,103)	(79,930)
Ending balance	126,016	199,057
Our single-family serious delinquency rate decreased as of March 31, 2019 compared with March 31, 2018 because many delinquent borrowers in the regions affected by the 2017 hurricanes resolved their loan delinquencies over the past twelve months. The decline in the first quarter of 2019 was primarily driven by improved loan payment performance.
Certain higher-risk loan categories, such as Alt-A loans, loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages, continue to exhibit higher-than-average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 4% of our single-family book of business as of March 31, 2019, but constituted 38% of our seriously delinquent single-family loans as of March 31, 2019 and drove 67% of our single-family credit losses in the first quarter of 2019. In addition, loans in certain judicial foreclosure states such as Florida, New Jersey and New York with historically long foreclosure timelines have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.

Fannie Mae First Quarter 2019 Form 10-Q	30

MD&A | Single-Family Business

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2019			December 31, 2018			March 31, 2018
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	6%	0.34%	19%	6%	0.34%	19%	5%	0.39%
Florida	6	9	1.03	6	10	1.16	6	19	3.56
New Jersey	3	5	1.32	4	5	1.38	4	5	1.91
New York	5	8	1.38	5	8	1.40	5	7	1.87
All other states	67	72	0.72	66	71	0.75	66	64	1.02
Product type:
Alt-A(2)	2	11	3.31	2	11	3.35	2	12	4.76
Vintages:
2004 and prior	3	23	2.68	3	23	2.69	3	22	3.24
2005-2008	4	38	4.50	5	39	4.61	6	41	6.22
2009-2019	93	39	0.33	92	38	0.34	91	37	0.51
Estimated mark-to-market LTV ratio:
<= 60%	54	48	0.56	54	48	0.58	52	42	0.81
60.01% to 70%	18	17	0.84	18	17	0.87	18	18	1.28
70.01% to 80%	16	14	0.87	16	14	0.90	17	16	1.38
80.01% to 90%	8	10	1.16	8	10	1.24	8	11	1.94
90.01% to 100%	4	5	1.21	4	5	1.33	4	6	2.26
Greater than 100%	*	6	9.35	*	6	9.85	1	7	11.21
Credit enhanced:(3)
Primary MI & other(4)	21	26	1.07	21	26	1.11	20	24	1.67
Credit risk transfer(5)	42	10	0.24	39	10	0.24	35	9	0.39
Non-credit enhanced	52	69	0.83	53	69	0.85	57	71	1.24
* Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)	For a description of our Alt-A loan classification criteria, see “Glossary of Terms Used in this Report” in our 2018 Form 10-K.

(3)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2019 was 48%.

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

Fannie Mae First Quarter 2019 Form 10-Q	31

MD&A | Single-Family Business

Loan Workout Metrics
Our loan workouts reflect:

•	our home retention solutions, including loan modifications, repayment plans and forbearances; and

•	foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts.
Loan Workout Activity
(Dollars in billions)

(1)
Consists of loan modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent. Excludes trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment and forbearance plans that have been initiated but not completed. There were approximately 21,400 loans in a trial modification period as of March 31, 2019.

(2)	Consists of short sales and deeds-in-lieu of foreclosure.
The decrease in home retention solutions in the first quarter of 2019 compared with the first quarter of 2018 was primarily driven by improved loan performance.

Fannie Mae First Quarter 2019 Form 10-Q	32

MD&A | Single-Family Business

REO Management
If a loan defaults, we acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our foreclosure activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Three Months
	Ended March 31,
	2019	2018
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	20,156	26,311
Acquisitions by geographic area:(2)
Midwest	1,261	1,748
Northeast	1,457	1,758
Southeast	1,746	2,204
Southwest	821	1,001
West	510	515
Total REO acquisitions(1)	5,795	7,226
Dispositions of REO	(6,953)	(9,474)
End of period inventory of single-family REO properties(1)	18,998	24,063
Carrying value of single-family REO properties (dollars in millions)	$2,404	$2,917
Single-family foreclosure rate(3)	0.14%	0.17%
REO net sales price to unpaid principal balance(4)	77%	76%
Short sales net sales price to unpaid principal balance(5)	75%	76%

(1)
Includes acquisitions through foreclosure and deeds-in-lieu of foreclosure. Also includes held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

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

Single-family REO properties declined in the first quarter of 2019 compared with the first quarter of 2018 primarily due to a reduction in REO acquisitions from serious delinquencies aged greater than 180 days driven by improved loan performance and the continued sale of nonperforming loans.
Other Single-Family Credit Information
Single-Family Credit Performance Metrics
The amount of credit income or losses we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations and charge-offs, net of recoveries. The table below displays the components of our single-family credit performance metrics, as well as our single-family initial charge-off severity rate. Our credit performance metrics are not defined terms within generally accepted accounting principles in the United States of America (“GAAP”) and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe these credit performance metrics may be useful to investors because they are presented as a percentage of our guaranty book of business and have historically been used by analysts, investors and other companies within the financial services industry.

Fannie Mae First Quarter 2019 Form 10-Q	33

MD&A | Single-Family Business

Single-Family Credit Performance Metrics
	For the Three Months Ended March 31,
	2019			2018
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$(326)	4.5	bps	$(392)	5.3	bps
Foreclosed property expense	(143)	2.0		(162)	2.2
Credit losses and credit loss ratio	$(469)	6.5	bps	$(554)	7.5	bps
Single-family initial charge-off severity rate(2)		9.26%			13.48%

(1)	Basis points are calculated based on the amount of each line item divided by the average single-family conventional guaranty book of business during the period.

(2)
Rate is calculated as the initial charge-off amount divided by the average defaulted unpaid principal balance. The rate includes charge-offs pursuant to the provisions of the Advisory Bulletin and excludes any costs, gains or losses associated with REO after initial acquisition through final disposition.

Our single-family credit losses and credit loss ratio decreased in the first quarter of 2019 compared with the first quarter of 2018 primarily due to lower charge-off expenses from reduced foreclosures and foreclosure alternatives and higher home prices in the first quarter of 2019.
Our single-family initial charge-off severity rates declined in the first quarter of 2019 compared with the first quarter of 2018 primarily due to lower LTV ratios on charged-off loans driven by continued home price appreciation.
Single-Family Loss Reserves
Our single-family loss reserves provide for an estimate of credit losses incurred in our single-family guaranty book of business, including concessions we granted borrowers upon modification of their loans. The table below summarizes the changes in our single-family loss reserves.

Single-Family Loss Reserves
	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(14,007)	$(19,155)
Benefit for credit losses	661	196
Charge-offs	386	476
Recoveries	(60)	(84)
Other	1	(1)
Ending balance	$(13,019)	$(18,568)

	As of
	March 31, 2019	December 31, 2018
Loss reserves as a percentage of single-family:
Guaranty book of business	0.45%	0.49%
Recorded investment in nonaccrual loans	41.90	44.24

Fannie Mae First Quarter 2019 Form 10-Q	34

MD&A | Single-Family Business

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

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
TDRs on accrual status	$97,743	$98,320
Nonaccrual loans	31,069	31,658
Total TDRs on accrual status and nonaccrual loans	$128,812	$129,978
Accruing on-balance sheet loans past due 90 days or more(1)	$221	$228

	For the Three Months Ended March 31,

	2019	2018
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$521	$721
Interest income recognized(3)	1,272	1,394

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
This section supplements and updates information regarding our Multifamily business segment in our 2018 Form 10-K. See “MD&A—Multifamily Business” in our 2018 Form 10-K for additional information regarding the primary business activities, customers, competition and market share of our Multifamily business.
Multifamily Mortgage Market
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained relatively steady during the first quarter of 2019, likely due to a combination of ongoing job growth and winter weather conditions impacting the timing of new multifamily unit deliveries. As a result, the national estimated vacancy level remained near historic lows during the first quarter of 2019.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.5% as of March 31, 2019 and December 31, 2018.

•
Rents. Effective rents increased during the first quarter of 2019, with national asking rents increasing by an estimated 0.5% in the first quarter of 2019 after remaining flat during the fourth quarter of 2018.

Continued demand for multifamily rental units during the first quarter of 2019 was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 37,000 units, according to data from Reis, Inc., compared with approximately 50,000 units during the fourth quarter of 2018.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals has helped to increase property values in most metropolitan areas. It is estimated that approximately 454,000 new multifamily units will be completed in 2019. The bulk of this new supply is concentrated in a limited number of metropolitan areas. Although multifamily fundamentals

Fannie Mae First Quarter 2019 Form 10-Q	35

MD&A | Multifamily Business

remain positive, we believe an increase in supply will result in a slowdown in national net absorption rates, occupancy levels, and effective rents in 2019 compared with recent years.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students and for families with the greatest economic need. Over 85% of the multifamily units we financed in the first quarter of 2019 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.
FHFA’s 2019 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $35 billion, excluding certain targeted affordable and underserved market business segments. Approximately 63% of our multifamily new business volume of $16.9 billion for the first quarter of 2019 counted toward FHFA’s 2019 multifamily volume cap.
Multifamily Business Financial Results

	For the Three Months Ended March 31,
	2019	2018	Variance
	(Dollars in millions)
Net interest income	$694	$671	$23
Fee and other income	121	162	(41)
Net revenues	815	833	(18)
Fair value gains, net	56	11	45
Administrative expenses	(113)	(107)	(6)
Credit-related income (expense)(1)	(8)	21	(29)
Other expenses, net(2)	(32)	(63)	31
Income before federal income taxes	718	695	23
Provision for federal income taxes	(143)	(115)	(28)
Net income	$575	$580	$(5)

(1)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(2)	Consists of investment gains, gains (losses) from partnership investments and other income (expenses).

Fannie Mae First Quarter 2019 Form 10-Q	36

MD&A | Multifamily Business

Net interest income
Multifamily net interest income is primarily driven by guaranty fee income. Guaranty fee income increased in the first quarter of 2019 as compared with the first quarter of 2018 as a result of growth in our multifamily guaranty book of business, partially offset by a decrease in charged guaranty fees on the guaranty book.

(1)
Our multifamily guaranty book of business consists of multifamily Fannie Mae MBS outstanding, multifamily mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Our average charged guaranty fee has been trending downward in recent periods driven by competitive market pressure on guaranty fees charged on newly acquired multifamily loans.
Fee and other income
Fee and other income in all periods presented was primarily driven by yield maintenance fees resulting from prepayment activity.
Fair value gains, net
Depending on portfolio activity, our multifamily business may be in a net buy or net sell position during any given period. Fair value gains in the first quarter of 2019 were primarily driven by gains on commitments to buy multifamily mortgage-related securities as a result of increases in prices as interest rates decreased during the commitment periods.
Fair value gains in the first quarter of 2018 were primarily driven by gains on commitments to sell multifamily mortgage-related securities as a result of decreases in prices as interest rates increased during the commitment periods.
Credit-related income (expense)
Credit-related expense in the first quarter of 2019 was primarily driven by an increase in the allowance for loan losses due to a slight increase in downgrades on loan risk ratings resulting in a larger population of substandard loans. See “Multifamily Mortgage Credit Risk Management—Multifamily Portfolio Diversification and Monitoring” for more information regarding substandard loans.
Credit-related income in the first quarter of 2018 was primarily driven by a decrease in the allowance for loan losses as a result of updated estimated losses from the 2017 hurricanes.
Multifamily Mortgage Credit Risk Management
This section updates our discussion of multifamily mortgage credit risk management in our 2018 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
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

Fannie Mae First Quarter 2019 Form 10-Q	37

MD&A | Multifamily Business

underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, the unpaid principal balance of our multifamily guaranty book of business was $314.1 billion as of March 31, 2019 and $305.9 billion as of December 31, 2018.
Multifamily Acquisition Policy and Underwriting Standards
Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. At underwriting, we evaluate the DSCR based on both actual and underwritten debt service payments. Loans are underwritten based on debt service calculations that include both principal and interest payments. This approach is used for all loans, including those with full and partial interest-only terms.
The original DSCR is calculated using the underwritten debt service payments for the loan, rather than the actual debt service payments, which depending on the interest rate of the loan and loan structure may result in a more conservative estimate of the debt service payments.

Multifamily Guaranty Book of Business Key Risk Characteristics
	As of
	March 31, 2019	December 31, 2018	March 31, 2018
Weighted average original LTV ratio	66%	66%	67%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	12	12	13
Full interest-only loans	25	24	21
Partial interest-only loans(1)	49	49	47
(1) Consists of mortgage loans that were underwritten with an interest-only term, regardless of whether the loan is currently in its interest-only period.
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we submit to the SEC with current reports on Form 8-K. Information in our quarterly financial supplements is not incorporated into this report.
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
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. In the first quarter of 2019, nearly 100% of our new multifamily business volume had lender risk-sharing. As of March 31, 2019 and December 31, 2018, 98% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing.
To complement our lender risk-sharing program through our DUS model, we engage in multifamily CIRT transactions, pursuant to which we transfer a portion of the mortgage credit risk on multifamily loans in our multifamily guaranty book of business to insurers or reinsurers. In the first quarter of 2019, we completed our fifth multifamily CIRT transaction since the inception of the program, which covered multifamily loans with an unpaid principal balance of approximately $11.7 billion. As of March 31, 2019, 15% of the loans in our multifamily guaranty book of business, measured by unpaid principal balance, were covered by a CIRT transaction.
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with

Fannie Mae First Quarter 2019 Form 10-Q	38

MD&A | Multifamily Business

a current DSCR less than 1.0 was approximately 2% as of March 31, 2019 and December 31, 2018. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer.
In addition to the factors discussed above, we track the following credit risk characteristics to determine loan credit quality indicators, which are the internal risk categories we use and which are further discussed in “Note 3, Mortgage Loans”:
• the physical condition of the property;
• delinquency status;
• the relevant local market and economic conditions that may signal changing risk or return profiles; and
• other risk factors.
The percentage of our multifamily loans categorized as substandard based on these characteristics has been increasing in recent periods, driven by profitability pressure on certain properties in competitive markets. Substandard loans are loans that have a well-defined weakness that could impact the timely full repayment. While the vast majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of the full substandard loan population.
Multifamily Problem Loan Management and Foreclosure Prevention
The multifamily serious delinquency rate was 0.07% as of March 31, 2019, compared with 0.06% as of December 31, 2018 and 0.13% as of March 31, 2018. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. The decrease in the multifamily serious delinquency rate from March 31, 2018 to March 31, 2019 resulted primarily from a decrease in delinquent loans subject to forbearance agreements granted to borrowers in the regions affected by the 2017 hurricanes.
Other Multifamily Credit Information
Multifamily Credit Performance Metrics
The amount of credit income or loss we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity and charge-offs, net of recoveries. Our credit performance metrics are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our credit performance metrics may be useful to investors because they have historically been used by analysts, investors and other companies within the financial services industry.
We had multifamily credit income of $3 million in the first quarter of 2019 compared with credit losses of $4 million in the first quarter of 2018. Credit income in the first quarter of 2019 was primarily the result of having small net gains on the sale of foreclosed properties with no offsetting charge offs. For information on our credit-related income or expense, which includes changes in our allowance, see “Multifamily Business—Multifamily Financial Results.”
Multifamily Loss Reserves
The table below summarizes the changes in our multifamily loss reserves.

Multifamily Loss Reserves
	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(245)	$(245)
Benefit (provision) for credit losses	(11)	21
Charge-offs	—	4
Ending balance	$(256)	$(220)

	As of
	March 31, 2019	December 31, 2018
Loss reserves as a percentage of multifamily guaranty book of business	0.08%	0.08%

Fannie Mae First Quarter 2019 Form 10-Q	39

MD&A | Multifamily Business

Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the multifamily loans classified as TDRs that were on accrual status and multifamily loans on nonaccrual status. The table includes our recorded investment in HFI and HFS multifamily mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
TDRs on accrual status	$61	$55
Nonaccrual loans	509	492
Total TDRs on accrual status and nonaccrual loans	$570	$547

	For the Three Months
	Ended March 31,
	2019	2018
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$7	$7
Interest income recognized(2)	—	—

(1)
Represents the amount of interest income we did not recognize, but would have recognized during the period for nonaccrual loans and TDRs on accrual status as of the end of each period had the loans performed according to their original contractual terms.

(2)
Represents interest income recognized during the period, including the amortization of any deferred cost basis adjustments, for loans classified as either nonaccrual loans or TDRs on accrual status as of the end of each period. Primarily includes amounts accrued while the loans were performing.

REO Management
The number of multifamily foreclosed properties held for sale decreased to 14 properties with a carrying value of $67 million as of March 31, 2019, compared with 16 properties with a carrying value of $81 million as of December 31, 2018.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2018 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” and “Risk Factors” in our 2018 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding, and factors that could adversely affect our liquidity and funding.
Debt Funding
Outstanding Debt
Total outstanding debt of Fannie Mae includes short-term and long-term debt and excludes debt of consolidated trusts. Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year.

Fannie Mae First Quarter 2019 Form 10-Q	40

MD&A | Liquidity and Capital Management

The chart and table below display information on the outstanding short-term and long-term debt of Fannie Mae based on original contractual maturity. The total amount of outstanding debt of Fannie Mae decreased during the first quarter of 2019. Because our funding needs have declined with the decline in size of our retained mortgage portfolio, we did not replace all of our debt that paid off during the first quarter of 2019 with new debt issuances.

Selected Debt Information
	As of
	December 31, 2018	March 31, 2019
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	2.29%	2.33%
Interest rate on long-term debt, including portion maturing within one year	2.83%	2.93%
Interest rate on callable long-term debt	2.95%	3.09%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	163	156
Weighted-average maturity of debt maturing in more than one year (in months)	63	64
Other Data
Outstanding callable debt	$64.3	$59.7
Connecticut Avenue Securities debt(2)	$25.6	$25.1

(1)
Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis adjustments and fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts include unamortized cost basis adjustments and fair value adjustments of $241 million and $432 million as of March 31, 2019 and December 31, 2018, respectively.

(2)
Represents CAS debt issued prior to the implementation of our CAS REMIC structure in November 2018. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2018 Form 10-K and in this report for information regarding our Connecticut Avenue Securities.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
For more information on the maturity profile of our outstanding long-term debt, see “Note 7, Short-Term and Long-Term Debt.”

Fannie Mae First Quarter 2019 Form 10-Q	41

MD&A | Liquidity and Capital Management

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
In addition to an ongoing decrease in funding needs, the decline in our issuances and payoffs of short-term debt during the first quarter of 2019 compared with the first quarter of 2018 was due to our use of Secured Overnight Financing Rate (“SOFR”) indexed floating rate debt. Because this debt generally had a longer term to maturity than the short-term debt we used in 2018, the payoffs and reissuances were not as frequent.

Activity in Debt of Fannie Mae
	For the Three Months Ended March 31,

	2019	2018
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$121,910	$219,288
Weighted-average interest rate	2.35%	1.28%
Long-term:(1)
Amount	$6,595	$5,168
Weighted-average interest rate	2.63%	2.96%
Total issued:
Amount	$128,505	$224,456
Weighted-average interest rate	2.36%	1.32%
Paid off during the period:(2)
Short-term:
Amount	$123,726	$217,678
Weighted-average interest rate	2.10%	1.17%
Long-term:(1)
Amount	$15,810	$17,780
Weighted-average interest rate	1.75%	1.49%
Total paid off:
Amount	$139,536	$235,458
Weighted-average interest rate	2.06%	1.20%

(1)
Includes credit risk-sharing securities issued as CAS debt. For information on our credit risk transfer transactions, see “MD&A—Single Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2018 Form 10-K and in this report.

(2)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae First Quarter 2019 Form 10-Q	42

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Other Investments Portfolio
(Dollars in billions)
Cash Flows
Three Months Ended March 31, 2019. Cash, cash equivalents and restricted cash increased by $2.8 billion from $49.4 billion as of December 31, 2018 to $52.2 billion as of March 31, 2019. The increase was primarily driven by cash inflows from (1) the net decrease in federal funds sold and securities purchased under agreements to resell or similar agreements, and (2) the sale of Fannie Mae MBS to third parties.
Partially offsetting these cash inflows were primarily cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, and (2) the purchase of Fannie Mae MBS from third parties.
Three Months Ended March 31, 2018. Cash, cash equivalents and restricted cash decreased by $22.9 billion from $60.3 billion as of December 31, 2017 to $37.4 billion as of March 31, 2018. The decrease was primarily driven by cash outflows from (1) the net increase in federal funds sold and securities purchased under agreements to resell or similar agreements (2) the purchase of Fannie Mae MBS from third parties and (3) the redemption of funding debt, which outpaced issuances, due to lower funding needs.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Credit Ratings
As of March 31, 2019, our credit ratings have not changed since we filed our 2018 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2018 Form 10-K.
Capital Management
Regulatory Capital
The deficit of our core capital over statutory minimum capital was $137.8 billion as of March 31, 2019 and $137.1 billion as of December 31, 2018. For information on our current and proposed capital requirements, see “Business—Charter Act and Regulation—GSE Act and Other Regulation” and “Note 12, Regulatory Capital Requirements” in our 2018 Form 10-K.

Fannie Mae First Quarter 2019 Form 10-Q	43

MD&A | Liquidity and Capital Management

Capital Activity
The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. Because we had a net worth of $6.2 billion as of December 31, 2018, we paid Treasury a first quarter 2019 dividend of $3.2 billion in March 2019. We expect to pay Treasury a second quarter 2019 dividend of $2.4 billion by June 30, 2019 based on our net worth of $5.4 billion as of March 31, 2019.
See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2018 Form 10-K for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” in our 2018 Form 10-K for a discussion of the risks associated with the limit on our capital reserves.
Off-Balance Sheet Arrangements

Our off-balance sheet arrangements result primarily from the following:

•	our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments over which we do not have control;

•	liquidity support transactions; and

•	partnership interests.
Our off-balance sheet exposure to credit losses is primarily related to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. This exposure was $20.7 billion as of March 31, 2019 and $21.1 billion as of December 31, 2018.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.

•
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $8.0 billion as of March 31, 2019 and $8.3 billion as of December 31, 2018. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.

•
We make investments in various limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities. When we are not the primary beneficiary, our condensed consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities.

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

Risk Management

Our business activities expose us to the following major categories of risk: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest rate risk), liquidity and funding risk and operational risk (including cyber/information security risk, third-party risk and model risk), as well as strategic risk, compliance risk and reputational risk. See “MD&A—Risk Management” in our 2018 Form 10-K for a discussion of our management of these risks.
Market Risk Management, Including Interest Rate Risk Management
This section supplements and updates information regarding market risk management in our 2018 Form 10-K. See “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Risk Factors” in our 2018 Form 10-K for additional information, including our sources of interest rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest rate risk.
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

Fannie Mae First Quarter 2019 Form 10-Q	44

MD&A | Risk Management

the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2019 and 2018.
During the second quarter of 2018, we revised the presentation of our interest rate risk measures to show the market value sensitivity in millions, rather than billions, and to show effective duration gap in years, rather than in months. We have revised all prior period interest rate risk measures to correspond to the current period presentation.
For information on how we measure our interest rate risk, see our 2018 Form 10-K in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.”

Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of (1)(2)
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Rate level shock:
-100 basis points	$(103)	$(286)
-50 basis points	(59)	(119)
+50 basis points	32	48
+100 basis points	41	29
Rate slope shock:
-25 basis points (flattening)	7	(7)
+25 basis points (steepening)	(8)	6

	For the Three Months Ended March 31,(1)(3)
	2019			2018
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	(0.02)	$(6)	$(48)	0.01	$(8)	$(54)
Minimum	(0.07)	(11)	(116)	(0.02)	(22)	(107)
Maximum	0.02	(1)	(11)	0.06	(1)	(30)
Standard deviation	0.02	3	22	0.02	8	16

(1)
Computed based on changes in U.S. LIBOR interest rates swap curve. Changes in the level of interest rates assume a parallel shift in all maturities of the U.S. LIBOR interest rate swap curve. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of 16.7 basis points for the 1-year rate (and shorter tenors) and an opposite shift of 8.3 basis points for the 30-year rate. Rate shocks for remaining maturity points are interpolated.

(2)	Measured on the last business day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero years in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of March 31, 2019. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Fannie Mae First Quarter 2019 Form 10-Q	45

MD&A | Risk Management

Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of (1)
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Before derivatives	$(444)	$(535)
After derivatives	32	48
Effect of derivatives	476	583

(1)	Measured on the last business day of each period presented.
Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2018 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We previously identified our fair value measurement as a critical accounting estimate due to the subjectivity of the unobservable inputs used to measure Level 3 assets and liabilities recorded at fair value. However, because the amount of Level 3 assets and liabilities that we report at fair value has continued to decline, using reasonably different estimates and assumptions in valuing these assets and liabilities would not have a material impact on our reported results of operations or financial condition. Consequently, we no longer consider our fair value measurement a critical accounting estimate.
We continue to identify the allowance for loan losses as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. See “MD&A—Critical Accounting Policies and Estimates” in our 2018 Form 10-K for a discussion of our allowance for loan losses. See “Risk Factors” in our 2018 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.
Impact of Future Adoption of New Accounting Guidance

We identify and discuss the expected impact on our condensed consolidated financial statements of recently issued accounting guidance in “Note 1, Summary of Significant Accounting Policies.”
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:

•	our future profitability, financial condition and results of operations, and the factors that will affect them;

•	volatility in our future results, factors that may affect that volatility, and efforts we may make to address volatility;

•	our business plans and strategies and the impact of such plans and strategies;

•
our expectations regarding continued consideration of housing finance reform by Congress, the Administration and FHFA and the impact of any such housing finance reform on our structure and role in the future;

•	our dividend payments to Treasury;

•	our retained mortgage portfolio;

Fannie Mae First Quarter 2019 Form 10-Q	46

MD&A | Forward-Looking Statements

•	the impact of legislation and regulation on our business or financial results;

•	our expectations regarding the implementation and our use of the common securitization platform and the implementation and impact of the Single Security Initiative, as well as our issuances of UMBS;

•	our payments to HUD and Treasury funds under the GSE Act;

•	our plans relating to and the effects of our credit risk transfer transactions;

•	the impact of accounting guidance and accounting changes on our business or financial results, including the impact of our adoption and implementation of the CECL standard;

•	other factors that could affect or mitigate our credit risk exposure;

•
mortgage market and economic conditions (including home price appreciation rates, single-family loan origination forecasts and trends in the national rental market) and the impact of such conditions on our business or financial results;

•	the risks to our business;

•	factors that may affect the level of loan delinquencies;

•	the performance of loans in our book of business and factors that will affect such performance;

•	our loan acquisitions, the credit risk profile of such acquisitions, and the factors that will affect them; and

•	our response to legal and regulatory proceedings and their impact on our business or financial condition.
Forward-looking statements reflect our management’s current expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active and that otherwise impact our business plans. They are not guaranties of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:

•	the uncertainty of our future;

•
future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation (including all or any portion of the to-be-developed Treasury Housing Reform Plan);

•	actions by FHFA, Treasury, HUD or other regulators that affect our business;

•	changes in the structure and regulation of the financial services industry;

•	the timing and level of, as well as regional variation in, home price changes;

•	changes in interest rates and credit spreads;

•	uncertainties relating to the potential phasing out of LIBOR, or other market changes that could impact the loans we own or guaranty or our MBS;

•	credit availability;

•	disruptions or instability in the housing and credit markets;

•	the size and our share of the U.S. mortgage market and the factors that affect them, including population growth and household formation;

•	growth, deterioration and the overall health and stability of the U.S. economy, including the U.S. GDP, unemployment rates, personal income and other indicators thereof;

•	changes in the fiscal and monetary policies of the Federal Reserve;

•	our and our competitors’ future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

•	the volume of mortgage originations;

•	the size, composition and quality of our guaranty book of business and retained mortgage portfolio;

•	the competitive landscape in which we operate, including the impact of legislative or other developments on levels of competition in our industry and other factors affecting our market share;

•	the life of the loans in our guaranty book of business;

•	challenges we face in retaining and hiring qualified executives and other employees;

•	our future serious delinquency rates;

Fannie Mae First Quarter 2019 Form 10-Q	47

MD&A | Forward-Looking Statements

•	the deteriorated credit performance of many loans in our guaranty book of business;

•	changes in the demand for Fannie Mae MBS, in general or from one or more major groups of investors;

•	our conservatorship, including any changes to or termination (by receivership or otherwise) of the conservatorship and its effect on our business;

•	the investment by Treasury and its effect on our business;

•	adverse effects from activities we undertake to support the mortgage market and help borrowers;

•	actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of the Single Security Initiative;

•	limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	a decrease in our credit ratings;

•	limitations on our ability to access the debt capital markets;

•	significant changes in modification and foreclosure activity;

•	the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

•	changes in borrower behavior;

•	the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies;

•	defaults by one or more institutional counterparties;

•	resolution or settlement agreements we may enter into with our counterparties;

•	our need to rely on third parties to fully achieve some of our corporate objectives;

•	our reliance on mortgage servicers;

•	changes in GAAP, guidance by the Financial Accounting Standards Board and changes to our accounting policies;

•	changes in the fair value of our assets and liabilities;

•
our reliance on CSS and the CSP for the operation of many of our securitization activities once we begin issuing UMBS, including the ability of CSS to successfully take over the operation of those activities;

•	the stability and adequacy of the systems and infrastructure that impact our operations, including ours and those of CSS, our other counterparties and other third parties on which our business relies;

•	operational control weaknesses;

•	our reliance on models and future updates we make to our models, including the assumptions used by these models;

•	domestic and global political risks and uncertainties;

•	natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events;

•	cyber attacks or other information security breaches or threats; and

•	the other factors described in “Risk Factors” in this report and in our 2018 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors discussed in “Risk Factors” in our 2018 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2019 Form 10-Q	48

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	March 31, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$27,496	$25,557
Restricted cash (includes $19,216 and $17,849, respectively, related to consolidated trusts)	24,745	23,866
Federal funds sold and securities purchased under agreements to resell or similar arrangements	22,250	32,938
Investments in securities:
Trading, at fair value (includes $2,922 and $3,061, respectively, pledged as collateral)	40,899	41,867
Available-for-sale, at fair value	3,214	3,429
Total investments in securities	44,113	45,296
Mortgage loans:
Loans held for sale, at lower of cost or fair value	10,066	7,701
Loans held for investment, at amortized cost:
Of Fannie Mae	105,889	113,039
Of consolidated trusts	3,157,042	3,142,858
Total loans held for investment (includes $8,752 and $8,922, respectively, at fair value)	3,262,931	3,255,897
Allowance for loan losses	(13,232)	(14,203)
Total loans held for investment, net of allowance	3,249,699	3,241,694
Total mortgage loans	3,259,765	3,249,395
Deferred tax assets, net	13,411	13,188
Accrued interest receivable, net (includes $8,390 and $7,928, respectively, related to consolidated trusts)	8,926	8,490
Acquired property, net	2,489	2,584
Other assets	17,839	17,004
Total assets	$3,421,034	$3,418,318
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,221 and $9,133, respectively, related to consolidated trusts)	$10,364	$10,211
Debt:
Of Fannie Mae (includes $6,682 and $6,826, respectively, at fair value)	221,238	232,074
Of consolidated trusts (includes $23,050 and $23,753, respectively, at fair value)	3,173,772	3,159,846
Other liabilities (includes $343 and $356, respectively, related to consolidated trusts)	10,299	9,947
Total liabilities	3,415,673	3,412,078
Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(128,175)	(127,335)
Accumulated other comprehensive income	283	322
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on our dividend obligation to Treasury)	5,361	6,240
Total liabilities and equity	$3,421,034	$3,418,318

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	49

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Months Ended March 31,

	2019	2018
Interest income:
Trading securities	$427	$236
Available-for-sale securities	53	71
Mortgage loans (includes $28,445 and $26,298, respectively, related to consolidated trusts)	29,768	28,034
Federal funds sold and securities purchased under agreements to resell or similar arrangements	263	142
Other	32	31
Total interest income	30,543	28,514
Interest expense:
Short-term debt	(125)	(107)
Long-term debt (includes $24,189 and $21,715, respectively, related to consolidated trusts)	(25,685)	(23,175)
Total interest expense	(25,810)	(23,282)
Net interest income	4,733	5,232
Benefit for credit losses	650	217
Net interest income after benefit for credit losses	5,383	5,449
Investment gains, net	133	250
Fair value gains (losses), net	(831)	1,045
Fee and other income	227	320
Non-interest income (loss)	(471)	1,615
Administrative expenses:
Salaries and employee benefits	(386)	(381)
Professional services	(225)	(243)
Other administrative expenses	(133)	(126)
Total administrative expenses	(744)	(750)
Foreclosed property expense	(140)	(162)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(593)	(557)
Other expenses, net	(408)	(203)
Total expenses	(1,885)	(1,672)
Income before federal income taxes	3,027	5,392
Provision for federal income taxes	(627)	(1,131)
Net income	2,400	4,261
Other comprehensive loss:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(36)	(320)
Other, net of taxes	(3)	(3)
Total other comprehensive loss	(39)	(323)
Total comprehensive income	$2,361	$3,938
Net income	$2,400	$4,261
Dividends distributed or available for distribution to senior preferred stockholder	(2,361)	(938)
Net income attributable to common stockholders	$39	$3,323
Earnings per share:
Basic	$0.01	$0.58
Diluted	0.01	0.56
Weighted-average common shares outstanding:
Basic	5,762	5,762
Diluted	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	50

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$1,816	$(1,409)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	15	110
Proceeds from sales of trading securities held for investment	49	—
Proceeds from maturities and paydowns of available-for-sale securities	113	266
Proceeds from sales of available-for-sale securities	131	648
Purchases of loans held for investment	(33,631)	(40,045)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	2,786	4,164
Proceeds from sales of loans acquired as held for investment of Fannie Mae	26	80
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	88,419	96,626
Advances to lenders	(22,991)	(27,898)
Proceeds from disposition of acquired property and preforeclosure sales	1,965	2,360
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	10,688	(20,231)
Other, net	(124)	(264)
Net cash provided by investing activities	47,446	15,816
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	173,122	288,281
Payments to redeem debt of Fannie Mae	(184,222)	(299,797)
Proceeds from issuance of debt of consolidated trusts	64,821	89,493
Payments to redeem debt of consolidated trusts	(96,925)	(119,413)
Payments of cash dividends on senior preferred stock to Treasury	(3,240)	—
Proceeds from senior preferred stock purchase agreement with Treasury	—	3,687
Other, net	—	442
Net cash used in financing activities	(46,444)	(37,307)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,818	(22,900)
Cash, cash equivalents and restricted cash at beginning of period	49,423	60,260
Cash, cash equivalents and restricted cash at end of period	$52,241	$37,360
Cash paid during the period for:
Interest	$28,650	$27,041
Income taxes	—	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	51

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Equity (Deficit) — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(127,335)	$322	$(7,400)	$6,240
Senior preferred stock dividends paid ($3,240.33/share)	—	—	—	—	—	—	(3,240)	—	—	(3,240)
Comprehensive income:
Net income	—	—	—	—	—	—	2,400	—	—	2,400
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	8	—	8
Reclassification adjustment for gains included in net income (net of taxes of $12)	—	—	—	—	—	—	—	(44)	—	(44)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										2,361
Balance as of March 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(128,175)	$283	$(7,400)	$5,361

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2017	1	556	1,158	$117,149	$19,130	$687	$(133,805)	$553	$(7,400)	$(3,686)
Senior preferred stock dividends paid ($0.00/share)	—	—	—	—	—	—	—	—	—	—
Increase to senior preferred stock	—	—	—	3,687	—	—	—	—	—	3,687
Comprehensive income:
Net income	—	—	—	—	—	—	4,261	—	—	4,261
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $15)	—	—	—	—	—	—	—	(57)	—	(57)
Reclassification adjustment for gains included in net income (net of taxes of $70)	—	—	—	—	—	—	—	(263)	—	(263)
Other	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										3,938
Reclassification related to Tax Cuts and Jobs Act	—	—	—	—	—	—	(117)	117	—	—
Other	—	—	—	—	—	—	(1)	—	—	(1)
Balance as of March 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(129,662)	$347	$(7,400)	$3,938

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	52

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
We have been under conservatorship, with FHFA acting as conservator, since September 6, 2008. See “Note 1, Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) for additional information on our conservatorship and the impact of U.S. government support of our business.
The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2019 and related notes, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2018 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior period condensed consolidated financial statements. Results for the three months ended March 31, 2019 may not necessarily be indicative of the results for the year ending December 31, 2019.
Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, the allowance for loan losses. Actual results could be different from these estimates.
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
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	53

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

total of $119.8 billion from Treasury as of March 31, 2019, and the amount of remaining funding available to us under the agreement was $113.9 billion.
Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. Acting as successor to the rights, titles, powers and privileges of the Board, our conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable since we entered conservatorship in 2008. The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. On March 29, 2019, we paid Treasury a dividend of $3.2 billion based on our net worth of $6.2 billion as of December 31, 2018, less the applicable capital reserve amount of $3.0 billion. Because we had a net worth of $5.4 billion as of March 31, 2019, we expect to pay Treasury a dividend of $2.4 billion for the second quarter of 2019 by June 30, 2019.
The liquidation preference of the senior preferred stock is subject to adjustment. The aggregate liquidation preference of the senior preferred stock was $123.8 billion as of March 31, 2019.
See “Note 11, Equity (Deficit)” in our 2018 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Regulatory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $137.8 billion as of March 31, 2019 and $137.1 billion as of December 31, 2018. Due to the terms of our senior preferred stock, we do not expect to eliminate our deficit of core capital over statutory minimum capital.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2019, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $123.8 billion. See “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” section for additional information on transactions under this agreement.
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
Transactions with Treasury
Our administrative expenses were reduced by $5 million and $7 million for the three months ended March 31, 2019 and 2018, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $593 million and $557 million in TCCA fees for the three months ended March 31, 2019 and 2018, respectively, of which $593 million had not been remitted to Treasury as of March 31, 2019.
Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), we are required to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized a total of $75 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the year ended December 31, 2018, which was outstanding as of March 31, 2019 and remitted on April 5, 2019. We recognized $15 million and $18 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the three months ended March 31, 2019 and 2018, respectively, of which $15 million had not been remitted as of March 31, 2019.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	54

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $30 million and $29 million for the three months ended March 31, 2019 and 2018, respectively.
Transactions with CSS
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $36 million and $41 million for the three months ended March 31, 2019 and 2018, respectively. No other transactions outside of normal business activities have occurred between us and CSS during the three months ended March 31, 2019 and 2018.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Weighted average common shares includes 4.6 billion shares for the periods ended March 31, 2019 and 2018 that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2019 and 2018.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended March 31, 2019 and 2018, our diluted EPS weighted average shares outstanding includes shares of common stock that would be issuable upon the conversion of 131 million shares of convertible preferred stock.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	55

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

New Accounting Guidance
The following table updates information about our significant accounting policies that have recently been adopted or are yet to be adopted from the information included in “Note 1, Summary of Significant Accounting Policies” in our 2018 Form 10-K.

Standard	Description	Effective Date	Impact on Consolidated Financial Statements
ASU 2016-02, Leases (Topic 842)	The amendment addresses the accounting for lease arrangements.	January 1, 2019	We adopted this standard on January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.
ASU 2017-12 - Derivatives and Hedging (Topic 815)
The amendments in this standard made targeted improvements to accounting for hedging activities. The standard changes the recognition and presentation requirements of hedge accounting and provides new alternatives for measuring and accounting for certain aspects of hedging activities.

January 1, 2019
This guidance became effective this quarter. Hedge accounting is elective and, while we do not currently have a hedge accounting program, we are developing capabilities to implement hedge accounting to reduce interest rate volatility in our consolidated statements of operations and comprehensive income.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”)
The amendments in this standard replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
January 1, 2020
CECL will become effective for our fiscal year beginning January 1, 2020. We will recognize the impact of the new guidance through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are continuing to update our allowance models and accounting systems that will be used to estimate credit losses and record accounting impacts under CECL, and we are in the process of validating their results. All updates to our allowance models are subject to our model oversight and review governance process. We expect model and system testing to continue in 2019, followed by full integrated testing across all impacted systems and processes. Implementation of this guidance is being managed in accordance with our change management governance standards, which are designed to ensure compliance with GAAP as well as operational readiness at adoption. We provide updates to senior management and the Audit Committee regarding the status of our implementation plan, results of initial modeled impacts and any identified key risks.

We are continuing to evaluate the impact of this guidance on our consolidated financial statements. The adoption of this guidance likely will increase our allowance for credit losses and decrease, perhaps substantially, our retained earnings. We expect the greater impact of the guidance to relate to our accounting for credit losses for loans that are not individually impaired. We do not expect a material impact from the valuation allowance associated with our available for sale securities. However, the impact at adoption will be influenced by the composition and quality of our total book of business at the adoption date, as well as economic conditions and forecasts at that time.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	56

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

2.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be variable interest entities (“VIEs”). The primary types of entities are securitization trusts, limited partnerships and special purpose vehicles (“SPVs”). These interests include investments in securities issued by VIEs, such as Fannie Mae mortgage-backed securities (“MBS”) created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities.
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

	As of
	March 31, 2019	December 31, 2018
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$1,543	$1,422
Non-Fannie Mae	4,212	4,809
Total trading securities	5,755	6,231
Available-for-sale securities:
Fannie Mae	1,660	1,704
Non-Fannie Mae	1,046	1,207
Total available-for-sale securities	2,706	2,911
Other assets	65	66
Other liabilities	(97)	(101)
Net carrying amount	$8,429	$9,107

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $13 billion and $14 billion as of March 31, 2019 and December 31, 2018, respectively. The total assets of our unconsolidated securitization trusts were approximately $70 billion and $80 billion as of March 31, 2019 and December 31, 2018, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments (“LIHTC”), community investments and other entities, was $103 million and the related carrying value was $82 million as of March 31, 2019. As of December 31, 2018, the maximum exposure to loss was $111 million and the related carrying value was $89 million. The total assets of these limited partnership investments were $2.3 billion as of March 31, 2019 and December 31, 2018, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities (“CAS”) SPVs. The maximum exposure to loss related to these unconsolidated special purpose vehicles was $2.9 billion and $920 million as of March 31, 2019 and December 31, 2018, respectively. The total assets related to these unconsolidated special purpose vehicles were $2.9 billion and $931 million as of March 31, 2019 and December 31, 2018, respectively.
The unpaid principal balance of our multifamily loan portfolio was $302.2 billion as of March 31, 2019. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	57

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2019 and 2018, the unpaid principal balance of portfolio securitizations was $41.4 billion and $64.3 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2019, the unpaid principal balance of retained interests was $1.6 billion and its related fair value was $2.3 billion. As of December 31, 2018, the unpaid principal balance of retained interests was $1.5 billion and its related fair value was $2.2 billion. For the three months ended March 31, 2019 and 2018, the principal, interest and other fees received on retained interests was $116 million and $226 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.2 billion as of March 31, 2019 and December 31, 2018. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	58

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
The following table displays the carrying value of our mortgage loans.

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Single-family	$2,930,649	$2,929,925
Multifamily	302,152	293,858
Total unpaid principal balance of mortgage loans	3,232,801	3,223,783
Cost basis and fair value adjustments, net	40,196	39,815
Allowance for loan losses for loans held for investment	(13,232)	(14,203)
Total mortgage loans	$3,259,765	$3,249,395

The following table displays information about our redesignated mortgage loans.

	For the Three Months Ended March 31,

	2019	2018
	(Dollars in millions)
Carrying value of loans redesignated from HFI to HFS	$2,611	$7,367
Carrying value of loans redesignated from HFS to HFI	9	18
Loans sold - unpaid principal balance	58	748
Realized gains on sale of mortgage loans	36	2

The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $10.1 billion as of March 31, 2019 and December 31, 2018. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
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

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	59

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of March 31, 2019
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,620	$7,397	$14,601	$51,618	$2,821,187	$2,872,805	$24	$25,710
Government(2)	48	16	162	226	20,901	21,127	162	—
Alt-A	2,470	803	1,779	5,052	45,750	50,802	1	2,998
Other	772	281	676	1,729	11,956	13,685	3	1,080
Total single-family	32,910	8,497	17,218	58,625	2,899,794	2,958,419	190	29,788
Multifamily(3)	3	N/A	193	196	304,201	304,397	—	509
Total	$32,913	$8,497	$17,411	$58,821	$3,203,995	$3,262,816	$190	$30,297

	As of December 31, 2018
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$30,471	$7,881	$14,866	$53,218	$2,816,047	$2,869,265	$22	$26,170
Government(2)	57	17	169	243	21,887	22,130	169	—
Alt-A	2,332	821	1,844	4,997	48,274	53,271	2	3,082
Other	804	283	713	1,800	13,038	14,838	2	1,128
Total single-family	33,664	9,002	17,592	60,258	2,899,246	2,959,504	195	30,380
Multifamily(3)	56	N/A	171	227	295,437	295,664	—	492
Total	$33,720	$9,002	$17,763	$60,485	$3,194,683	$3,255,168	$195	$30,872

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	60

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	March 31, 2019(1)			December 31, 2018(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value (“LTV”) ratio:(2)
Less than or equal to 80%	$2,496,412	$43,554	$11,362	$2,521,766	$45,476	$12,291
Greater than 80% and less than or equal to 90%	239,373	3,555	1,074	228,614	3,804	1,195
Greater than 90% and less than or equal to 100%	126,992	1,837	584	109,548	1,997	645
Greater than 100%	10,028	1,856	665	9,337	1,994	707
Total	$2,872,805	$50,802	$13,685	$2,869,265	$53,271	$14,838

(1)
Excludes $21.1 billion and $22.1 billion as of March 31, 2019 and December 31, 2018, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	March 31,	December 31,
	2019	2018
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$297,312	$289,231
Classified(1)	7,085	6,433
Total	$304,397	$295,664

(1)
Represents loans classified as “Substandard,” which have a well-defined weakness that jeopardizes the timely full repayment. Loans with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values are referred to as “Doubtful.” As of March 31, 2019, we had loans with recorded investment of less than $0.5 million classified as doubtful, compared with $1 million as of December 31, 2018.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	61

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

	As of
	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$79,713	$76,804	$(8,816)	$81,791	$78,688	$(9,406)
Government	265	270	(55)	264	270	(55)
Alt-A	15,486	14,178	(2,526)	16,576	15,158	(2,793)
Other	4,987	4,706	(894)	5,482	5,169	(1,001)
Total single-family	100,451	95,958	(12,291)	104,113	99,285	(13,255)
Multifamily	297	298	(44)	197	196	(40)
Total individually impaired loans with related allowance recorded	100,748	96,256	(12,335)	104,310	99,481	(13,295)
With no related allowance recorded:(1)
Single-family:
Primary	16,089	15,325	—	15,939	15,191	—
Government	61	57	—	61	56	—
Alt-A	2,508	2,248	—	2,628	2,363	—
Other	688	635	—	718	666	—
Total single-family	19,346	18,265	—	19,346	18,276	—
Multifamily	360	361	—	343	346	—
Total individually impaired loans with no related allowance recorded	19,706	18,626	—	19,689	18,622	—
Total individually impaired loans(2)	$120,454	$114,882	$(12,335)	$123,999	$118,103	$(13,295)

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $113.9 billion and $117.2 billion as of March 31, 2019 and December 31, 2018, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $188 million and $187 million as of March 31, 2019 and December 31, 2018, respectively.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended March 31,
	2019			2018
	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$77,842	$817	$80	$88,411	$911	$107
Government	272	3	—	276	3	—
Alt-A	14,687	156	11	20,708	212	16
Other	4,940	45	4	7,854	71	5
Total single-family	97,741	1,021	95	117,249	1,197	128
Multifamily	247	2	—	258	—	—
Total individually impaired loans with related allowance recorded	97,988	1,023	95	117,507	1,197	128
With no related allowance recorded:(1)
Single-family:
Primary	15,195	220	28	15,007	243	26
Government	56	1	—	60	—	—
Alt-A	2,293	39	2	2,842	58	4
Other	648	8	1	900	16	1
Total single-family	18,192	268	31	18,809	317	31
Multifamily	353	2	—	331	2	—
Total individually impaired loans with no related allowance recorded	18,545	270	31	19,140	319	31
Total individually impaired loans	$116,533	$1,293	$126	$136,647	$1,516	$159

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.
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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 157 months and 144 months for the three months ended March 31, 2019 and 2018, respectively. The average interest rate reduction was 0.10 and 0.31 percentage points, for the three months ended March 31, 2019 and 2018, respectively.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following table displays the number of loans and recorded investment in loans classified as a TDR.

	For the Three Months Ended March 31,
	2019		2018
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary	12,957	$1,971	41,679	$6,524
Government	23	4	48	4
Alt-A	766	97	2,182	283
Other	147	27	445	84
Total single-family	13,893	2,099	44,354	6,895
Multifamily	3	13	8	42
Total TDRs	13,896	$2,112	44,362	$6,937

(1)
Based on the nature of our modification programs, which do not include principal or past-due interest forgiveness, there is not a material difference between the recorded investment in our loans pre- and post- modification. Therefore, these amounts represent recorded investment post-modification.

The decrease in loans classified as a TDR for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was primarily attributable to a significantly higher number of single-family loan modifications and other forms of loss mitigation in the areas affected by Hurricanes Harvey, Irma and Maria that resulted in a restructuring of the terms of those loans during the first quarter of 2018.
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

	For the Three Months Ended March 31,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	4,516	$673	4,818	$701
Government	18	3	14	2
Alt-A	471	73	677	109
Other	154	28	195	38
Total single-family	5,159	777	5,704	850
Multifamily	—	—	1	2
Total TDRs that subsequently defaulted	5,159	$777	5,705	$852

4.  Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts, excluding loans for which we have elected the fair value option. When calculating our allowance for loan losses, we consider the unpaid principal balance, net of amortized premiums and discounts, and other cost basis adjustments of HFI loans at the balance sheet date. We record charge-offs as a reduction to our allowance for loan losses at the point of foreclosure, completion of a short sale, upon the redesignation of loans from HFI to HFS or when a loan is determined to be uncollectible.
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

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	64

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
The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(13,969)	$(18,849)
Benefit (provision) for loan losses(1)	647	(78)
Charge-offs	381	465
Recoveries	(45)	(60)
Other	1	(1)
Ending balance	$(12,985)	$(18,523)
Multifamily allowance for loan losses:
Beginning balance	$(234)	$(235)
Benefit (provision) for loan losses(1)	(13)	20
Charge-offs	—	4
Ending balance	$(247)	$(211)
Total allowance for loan losses:
Beginning balance	$(14,203)	$(19,084)
Benefit (provision) for loan losses(1)	634	(58)
Charge-offs	381	469
Recoveries	(45)	(60)
Other	1	(1)
Ending balance	$(13,232)	$(18,734)

(1)	Benefit (provision) for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays the allowance for loan losses and recorded investment in our HFI loans by impairment or allowance methodology and portfolio segment, excluding loans for which we have elected the fair value option.

	As of
	March 31, 2019			December 31, 2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$(12,291)	$(44)	$(12,335)	$(13,255)	$(40)	$(13,295)
Collectively reserved loans	(694)	(203)	(897)	(714)	(194)	(908)
Total allowance for loan losses	$(12,985)	$(247)	$(13,232)	$(13,969)	$(234)	$(14,203)

Recorded investment in loans by segment:
Individually impaired loans(1)	$114,223	$659	$114,882	$117,561	$542	$118,103
Collectively reserved loans	2,844,196	303,738	3,147,934	2,841,943	295,122	3,137,065
Total recorded investment in loans	$2,958,419	$304,397	$3,262,816	$2,959,504	$295,664	$3,255,168

(1)	Includes acquired credit-impaired loans.
5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	March 31, 2019	December 31, 2018
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$1,583	$1,467
Other agency	3,158	3,503
Private-label and other mortgage securities	1,054	1,306
Total mortgage-related securities	5,795	6,276
Non-mortgage-related securities:
U.S. Treasury securities	35,020	35,502
Other securities	84	89
Total non-mortgage-related securities	35,104	35,591
Total trading securities	$40,899	$41,867

The following table displays information about our net trading gains.

	For the Three Months Ended March 31,

	2019	2018
	(Dollars in millions)
Net trading gains	$92	$98
Net trading gains recognized in the period related to securities still held at period end	89	76

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	66

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
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months Ended March 31,

	2019	2018
	(Dollars in millions)
Gross realized gains	$61	$363
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	131	635

The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of March 31, 2019
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,689	$82	$(19)	$1,752
Other agency	225	17	—	242
Alt-A and subprime private-label securities	246	206	—	452
Mortgage revenue bonds	416	13	(4)	425
Other mortgage-related securities	334	9	—	343
Total	$2,910	$327	$(23)	$3,214

	As of December 31, 2018
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,754	$69	$(26)	$1,797
Other agency	239	17	—	256
Alt-A and subprime private-label securities	325	267	—	592
Mortgage revenue bonds	425	13	(4)	434
Other mortgage-related securities	336	14	—	350
Total	$3,079	$380	$(30)	$3,429

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

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of March 31, 2019
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(19)	$372
Mortgage revenue bonds	(1)	15	(3)	3
Total	$(1)	$15	$(22)	$375

	As of December 31, 2018
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(26)	$487
Mortgage revenue bonds	(1)	24	(3)	19
Total	$(1)	$24	$(29)	$506

Other-Than-Temporary Impairments
The unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $323 million and $635 million as of March 31, 2019 and December 31, 2018, respectively. The decrease in the first three months of 2019 was primarily driven by securities for which we had a change in intent and it was more likely than not we would sell them before recovery of our amortized cost basis.
The unrealized credit loss component of AFS debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income was $729 million and $1.1 billion as of March 31, 2018 and December 31, 2017, respectively. The decrease in the first three months of 2018 was primarily driven by securities that we no longer hold in our portfolio.
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of March 31, 2019
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$1,689	$1,752	$—	$—	$14	$15	$114	$124	$1,561	$1,613
Other agency	225	242	—	—	23	24	29	32	173	186
Alt-A and subprime private-label securities	246	452	—	—	—	—	1	1	245	451
Mortgage revenue bonds	416	425	2	2	30	30	52	54	332	339
Other mortgage-related securities	334	343	—	—	—	—	28	31	306	312
Total	$2,910	$3,214	$2	$2	$67	$69	$224	$242	$2,617	$2,901

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The remaining contractual terms of our guarantees range from 1 day to 34 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2019			December 31, 2018
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$7,102	$29	$6,699	$7,278	$30	$6,811
Other guaranty arrangements(2)	13,626	141	2,709	13,847	130	2,711
Total	$20,728	$170	$9,408	$21,125	$160	$9,522

(1)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 13, Concentrations of Credit Risk” in our 2018 Form 10-K and “Note 11, Concentrations of Credit Risk” in this report.

(2)	Primarily consists of credit enhancements and long-term standby commitments.
7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	March 31, 2019		December 31, 2018
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$23,071	2.33%	$24,896	2.29%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of March 31, 2019 and December 31, 2018.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2019			December 31, 2018
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2019 - 2030	$97,710	2.46%	2019 - 2030	$103,206	2.36%
Medium-term notes(2)	2019 - 2026	57,220	1.48	2019 - 2026	61,455	1.48
Other(3)	2019 - 2038	6,675	4.61	2019 - 2038	6,683	4.62
Total senior fixed		161,605	2.20		171,344	2.13
Senior floating:
Medium-term notes(2)	2020 - 2020	5,574	2.47	2019 - 2020	4,174	2.36
Connecticut Avenue Securities(4)	2023 - 2031	25,064	6.13	2023 - 2031	25,641	5.97
Other(5)	2020 - 2037	376	7.85	2020 - 2037	351	10.19
Total senior floating		31,014	5.50		30,166	5.52
Subordinated debentures	2019	5,502	9.67	2019	5,617	9.64
Secured borrowings(6)	2021 - 2022	46	2.06	2021 - 2022	51	1.96
Total long-term debt of Fannie Mae(7)		198,167	2.93		207,178	2.83
Debt of consolidated trusts	2019 - 2058	3,173,772	3.06	2019 - 2058	3,159,846	3.03
Total long-term debt		$3,371,939	3.06%		$3,367,024	3.02%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

(4)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities, a portion of which is reported at fair value. Represents Connecticut Avenue Securities issued prior to the implementation of our CAS REMIC structure in November 2018. See “Note 2, Consolidations and Transfers of Financial Assets” in our 2018 Form 10-K for more information about our CAS REMIC structure.

(5)	Consists of structured debt instruments that are reported at fair value.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $213 million and $413 million as of March 31, 2019 and December 31, 2018, respectively.
8.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest rate risk management purposes consist primarily of interest rate swaps and interest rate options.
We enter into various forms of credit risk-sharing agreements that we account for as derivatives, including some of our credit risk transfer transactions and swap credit enhancements. The majority of our credit-related derivatives are credit risk transfer transactions, whereby a portion of the credit risk associated with losses on a reference pool of mortgage loans is transferred to a third party. Additionally, we enter into derivative transactions that are associated with some of our other credit risk transfer transactions, whereby we manage investment risk to guarantee that certain unconsolidated VIEs have sufficient cash flows to pay their contractual obligations.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	70

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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of March 31, 2019				As of December 31, 2018
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$70,599	$171	$22,538	$(823)	$71,416	$438	$21,253	$(740)
Receive-fixed	89,157	1,037	53,059	(541)	88,799	1,113	58,399	(860)
Basis	273	129	—	—	250	104	624	—
Foreign currency	226	35	228	(66)	221	22	223	(72)
Swaptions:
Pay-fixed	5,350	46	5,625	(45)	10,375	191	1,000	(4)
Receive-fixed	1,100	51	6,375	(287)	500	20	7,375	(338)
Futures(1)	21,594	—	—	—	16,631	—	—	—
Total gross risk management derivatives	188,299	1,469	87,825	(1,762)	188,192	1,888	88,874	(2,014)
Accrued interest receivable (payable)	—	395	—	(462)	—	400	—	(419)
Netting adjustment(2)	—	(1,781)	—	2,126	—	(2,266)	—	2,315
Total net risk management derivatives	$188,299	$83	$87,825	$(98)	$188,192	$22	$88,874	$(118)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$3,901	$26	$2,153	$(3)	$4,370	$29	$57	$—
Forward contracts to purchase mortgage-related securities	53,514	403	9,649	(10)	40,650	349	1,045	(3)
Forward contracts to sell mortgage-related securities	10,547	10	86,515	(653)	292	1	70,593	(645)
Total mortgage commitment derivatives	67,962	439	98,317	(666)	45,312	379	71,695	(648)
Credit enhancement derivatives	32,745	62	2,874	(29)	33,431	57	919	(11)
Derivatives at fair value	$289,006	$584	$189,016	$(793)	$266,935	$458	$161,488	$(777)

(1)	Futures have no ascribable fair value because the positions are settled daily.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $882 million and $713 million as of March 31, 2019 and December 31, 2018, respectively. Cash collateral received was $537 million and $664 million as of March 31, 2019 and December 31, 2018, respectively.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended March 31,

	2019	2018
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(1,335)	$2,783
Receive-fixed	1,281	(2,387)
Basis	24	(23)
Foreign currency	19	16
Swaptions:
Pay-fixed	(177)	129
Receive-fixed	7	(16)
Futures	59	8
Net accrual of periodic settlements	(266)	(215)
Total risk management derivatives fair value gains (losses), net	(388)	295
Mortgage commitment derivatives fair value gains (losses), net	(300)	564
Credit enhancement derivatives fair value gains (losses), net	(7)	4
Total derivatives fair value gains (losses), net	$(695)	$863

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
See “Note 12, Netting Arrangements” for information on our rights to offset assets and liabilities.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Segment Reporting

9.  Segment Reporting
We have two reportable business segments: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations.
Segment Allocations and Results
The majority of our revenues and expenses are directly associated with either our single-family or our multifamily business segment and are included in determining that segment’s operating results. Other revenues and expenses, including administrative expenses, that are not directly attributable to a particular business segment are allocated based on the size of each segment’s total book of business. The substantial majority of our gains and losses associated with our risk management derivatives are allocated to our single-family business segment.
The following table displays our segment results.

	For the Three Months Ended March 31,
	2019			2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,039	$694	$4,733	$4,561	$671	$5,232
Fee and other income(2)	106	121	227	158	162	320
Net revenues	4,145	815	4,960	4,719	833	5,552
Investment gains, net(3)	94	39	133	242	8	250
Fair value gains (losses), net(4)	(887)	56	(831)	1,034	11	1,045
Administrative expenses	(631)	(113)	(744)	(643)	(107)	(750)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	661	(11)	650	196	21	217
Foreclosed property income (expense)	(143)	3	(140)	(162)	—	(162)
Total credit-related income (expense)	518	(8)	510	34	21	55
TCCA fees(6)	(593)	—	(593)	(557)	—	(557)
Other expenses, net	(337)	(71)	(408)	(132)	(71)	(203)
Income before federal income taxes	2,309	718	3,027	4,697	695	5,392
Provision for federal income taxes	(484)	(143)	(627)	(1,016)	(115)	(1,131)
Net income	$1,825	$575	$2,400	$3,681	$580	$4,261

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

(5)
Credit-related income or expense is based on the guaranty book of business of the respective business segment and consists of the applicable segment’s benefit or provision for credit losses and foreclosed property income or expense on loans underlying the segment’s guaranty book of business.

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Equity

10.  Equity
The following table displays our accumulated other comprehensive income (“AOCI”), net of tax, by major categories.

	As of
	March 31,	December 31,
	2019	2018
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$67	$52
Net unrealized gains on AFS securities for which we have recorded OTTI	173	224
Other	43	46
Accumulated other comprehensive income	$283	$322

The following table displays changes in AOCI, net of tax.

	For the Three Months Ended March 31,
	2019			2018
	AFS(1)	Other	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$276	$46	$322	$510	$43	$553
Reclassification of accumulated other comprehensive income to retained earnings resulting from the enactment of the Tax Cuts and Jobs Act(2)	—	—	—	110	7	117
Other comprehensive income (loss) before reclassifications	8	—	8	(57)	—	(57)
Amounts reclassified from other comprehensive loss	(44)	(3)	(47)	(263)	(3)	(266)
Net other comprehensive loss	(36)	(3)	(39)	(320)	(3)	(323)
Ending balance	$240	$43	$283	$300	$47	$347

(1)
The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of net impairment in earnings, which are recorded in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

(2)
Reclassification from AOCI to retained earnings for the tax effects resulting from the enactment of tax legislation on December 22, 2017 that reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

11.  Concentrations of Credit Risk
Risk Characteristics of our Guaranty Book of Business
One of the key measures by which we gauge our performance risk is the delinquency status of the mortgage loans in our guaranty book of business.
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
Single-Family credit risk characteristics
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans, based on the number of loans that are 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

	As of
	March 31, 2019(1)			December 31, 2018(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.15%	0.31%	0.67%	1.17%	0.32%	0.69%
Percentage of single-family conventional loans(4)	1.32	0.35	0.74	1.37	0.38	0.76

	As of
	March 31, 2019(1)		December 31, 2018(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	9.35%	*	9.85%
Geographical distribution:
California	19	0.34	19	0.34
Florida	6	1.03	6	1.16
New Jersey	3	1.32	4	1.38
New York	5	1.38	5	1.40
All other states	67	0.72	66	0.75
Product distribution:
Alt-A	2	3.31	2	3.35
Vintages:
2004 and prior	3	2.68	3	2.69
2005-2008	4	4.50	5	4.61
2009-2019	93	0.33	92	0.34

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our single-family conventional guaranty book of business as of March 31, 2019 and December 31, 2018.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2019 and December 31, 2018.

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
Multifamily credit risk characteristics
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on unpaid principal balance, that are 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, current debt service coverage ratio (“DSCR”) below 1.0 and high original LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our total multifamily guaranty book of business.

	As of
	March 31, 2019 (1)		December 31, 2018(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	*	0.07%	0.02%	0.06%

	As of
	March 31, 2019		December 31, 2018
	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)
Original LTV ratio:
Greater than 80%	1%	—%	1%	—%
Less than or equal to 80%	99	0.07	99	0.06
Current DSCR below 1.0(4)	2	0.62	2	1.38

*	Represents less than 0.005% of multifamily loans that were 30 days delinquent.

(1)
Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(2)	Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

(3)
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

	As of
	March 31, 2019		December 31, 2018
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$154,823		$152,379
Pool mortgage insurance	400		409
Total mortgage insurance risk in force	$155,223	5%	$152,788	5%

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family guaranty book of business.

	Percentage of Risk in Force Coverage by Mortgage Insurer
	As of
	March 31, 2019	December 31, 2018
Counterparty:(1)
Arch Capital Group Ltd.	24%	25%
Radian Guaranty, Inc.	21	21
Mortgage Guaranty Insurance Corp.	18	18
Genworth Mortgage Insurance Corp.(2)	15	15
Essent Guaranty, Inc.	12	12
Others	10	9
Total	100%	100%

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.

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

Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (”RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $4.4 billion, or 3%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2019.
PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 74.5% of claims under its mortgage insurance policies in cash and is deferring the remaining 25.5%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us its previously outstanding deferred payment obligations as well as interest on those obligations; however, RMIC remains in run-off.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of March 31, 2019 and December 31, 2018, our estimated benefit from mortgage insurance reduced our loss reserves by $665 million and $691 million, respectively.
As of March 31, 2019 and December 31, 2018, we had outstanding receivables of $699 million and $745 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of March 31, 2019 and December 31, 2018, we assessed these outstanding receivables for collectibility, and established a valuation allowance of $544 million and $564 million, respectively, which reduces our claim receivable to the amount considered probable of collection.
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

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

rescind coverage. Our representation and warranty framework does not require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.
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

	Percentage of Single-Family Guaranty Book of Business
	As of
	March 31, 2019	December 31, 2018
Wells Fargo Bank, N.A. (together with its affiliates)	18%	18%
Remaining top five depository servicers	15	16
Top five non-depository servicers	25	22
Total	58%	56%

There was an increase in the portion of our single-family guaranty book serviced by our top five non-depository servicers, particularly for our delinquent single-family loans. Compared with depository financial institutions, these institutions pose additional risks to us because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage servicer counterparties, which are mostly depository institutions.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business based on unpaid principal balance.

	Percentage of Multifamily Guaranty Book of Business
	As of
	March 31, 2019	December 31, 2018
Wells Fargo Bank, N.A. (together with its affiliates)	14%	14%
Walker & Dunlop, LLC	12	12
Remaining top five servicers	22	22
Total	48%	48%
If a significant mortgage servicer or seller counterparty, or a number of mortgage servicers or sellers, fails to meet their obligations to us, it could adversely affect our results of operations and financial condition. We mitigate these risks in several ways, including:

•	establishing minimum standards and financial requirements for our servicers;

•	monitoring financial and portfolio performance as compared with peers and internal benchmarks; and

•	for our largest mortgage servicers, conducting periodic on-site and financial reviews to confirm compliance with servicing guidelines and servicing performance expectations.
We may take one or more of the following actions to mitigate our credit exposure to mortgage servicers that present a higher risk:

•	require a guaranty of obligations by higher-rated entities;

•	transfer exposure to third parties;

•	require collateral;

•	establish more stringent financial requirements;

•	work on-site with underperforming major servicers to improve operational processes; and

•	suspend or terminate the selling and servicing relationship if deemed necessary.
Derivative Counterparties. For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 8, Derivative Instruments” and “Note 12, Netting Arrangements.”

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	78

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

	As of March 31, 2019
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$1,864	$(1,801)	$63		$—	$—	$63
Cleared risk management derivatives	—	20	20		—	—	20
Mortgage commitment derivatives	439	—	439		(223)	(14)	202
Total derivative assets	2,303	(1,781)	522	(4)	(223)	(14)	285
Securities purchased under agreements to resell or similar arrangements(5)	39,850	—	39,850		—	(39,850)	—
Total assets	$42,153	$(1,781)	$40,372		$(223)	$(39,864)	$285
Liabilities:
OTC risk management derivatives	$(2,224)	$2,143	$(81)		$—	$—	$(81)
Cleared risk management derivatives	—	(17)	(17)		—	10	(7)
Mortgage commitment derivatives	(666)	—	(666)		223	416	(27)
Total derivative liabilities	(2,890)	2,126	(764)	(4)	223	426	(115)
Total liabilities	$(2,890)	$2,126	$(764)		$223	$426	$(115)

	As of December 31, 2018
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,288	$(2,273)	$15		$—	$—	$15
Cleared risk management derivatives	—	7	7		—	—	7
Mortgage commitment derivatives	379	—	379		(153)	(7)	219
Total derivative assets	2,667	(2,266)	401	(4)	(153)	(7)	241
Securities purchased under agreements to resell or similar arrangements(5)	48,288	—	48,288		—	(48,288)	—
Total assets	$50,955	$(2,266)	$48,689		$(153)	$(48,295)	$241
Liabilities:
OTC risk management derivatives	$(2,433)	$2,342	$(91)		$—	$—	$(91)
Cleared risk management derivatives	—	(27)	(27)		—	23	(4)
Mortgage commitment derivatives	(648)	—	(648)		153	466	(29)
Total derivative liabilities	(3,081)	2,315	(766)	(4)	153	489	(124)
Total liabilities	$(3,081)	$2,315	$(766)		$153	$489	$(124)

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

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

(3)
Represents collateral received that has not been recognized and is not offset in our condensed consolidated balance sheets as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. The fair value of non-cash collateral we pledged was $1.8 billion and $1.9 billion as of March 31, 2019 and December 31, 2018, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $39.9 billion and $48.4 billion, of which $33.9 billion and $45.7 billion could be sold or repledged as of March 31, 2019 and December 31, 2018, respectively. None of the underlying collateral was sold or repledged as of March 31, 2019 or December 31, 2018.

(4)
Excludes derivative assets of $62 million and $57 million as of March 31, 2019 and December 31, 2018, respectively, and derivative liabilities of $29 million and $11 million recognized in our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $17.6 billion and $15.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. For how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 14, Netting Arrangements” in our 2018 Form 10-K.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Fair Value

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

	Fair Value Measurements as of March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$1,516	$67	$—	$1,583
Other agency	—	3,158	—	—	3,158
Private-label and other mortgage securities	—	1,054	—	—	1,054
Non-mortgage-related securities:
U.S. Treasury securities	35,020	—	—	—	35,020
Other securities	—	84	—	—	84
Total trading securities	35,020	5,812	67	—	40,899
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,553	199	—	1,752
Other agency	—	242	—	—	242
Alt-A and subprime private-label securities	—	429	23	—	452
Mortgage revenue bonds	—	—	425	—	425
Other	—	6	337	—	343
Total available-for-sale securities	—	2,230	984	—	3,214
Mortgage loans	—	7,818	934	—	8,752
Other assets:
Risk management derivatives:
Swaps	—	1,633	134	—	1,767
Swaptions	—	97	—	—	97
Netting adjustment	—	—	—	(1,781)	(1,781)
Mortgage commitment derivatives	—	399	40	—	439
Credit enhancement derivatives	—	—	62	—	62
Total other assets	—	2,129	236	(1,781)	584
Total assets at fair value	$35,020	$17,989	$2,221	$(1,781)	$53,449

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$6,306	$376	$—	$6,682
Total of Fannie Mae	—	6,306	376	—	6,682
Of consolidated trusts	—	22,826	224	—	23,050
Total long-term debt	—	29,132	600	—	29,732
Other liabilities:
Risk management derivatives:
Swaps	—	1,891	1	—	1,892
Swaptions	—	332	—	—	332
Netting adjustment	—	—	—	(2,126)	(2,126)
Mortgage commitment derivatives	—	663	3	—	666
Credit enhancement derivatives	—	—	29	—	29
Total other liabilities	—	2,886	33	(2,126)	793
Total liabilities at fair value	$—	$32,018	$633	$(2,126)	$30,525

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$748	$—	$—	$—	$748
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,435	32	—	1,467
Other agency	—	3,503	—	—	3,503
Private-label and other mortgage securities	—	1,305	1	—	1,306
Non-mortgage-related securities:
U.S. Treasury securities	35,502	—	—	—	35,502
Other Securities	—	89	—	—	89
Total trading securities	35,502	6,332	33	—	41,867
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,645	152	—	1,797
Other agency	—	256	—	—	256
Alt-A and subprime private-label securities	—	568	24	—	592
Mortgage revenue bonds	—	—	434	—	434
Other	—	8	342	—	350
Total available-for-sale securities	—	2,477	952	—	3,429
Mortgage loans	—	7,985	937	—	8,922
Other assets:
Risk management derivatives:
Swaps	—	1,962	115	—	2,077
Swaptions	—	211	—	—	211
Netting adjustment	—	—	—	(2,266)	(2,266)
Mortgage commitment derivatives	—	342	37	—	379
Credit enhancement derivatives	—	—	57	—	57
Total other assets	—	2,515	209	(2,266)	458
Total assets at fair value	$36,250	$19,309	$2,131	$(2,266)	$55,424

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

(2)	Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	84

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2019(5)(6)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2019(1)
	Balance, December 31, 2018	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$32	$2		$—	$—	$—	$—	$—	$—	$33	$67	$2	$—
Private-label and other mortgage securities	1	—		—	—	—	—	(1)	—	—	—	—	—
Total trading securities	$33	$2	(6)(7)	$—	$—	$—	$—	$(1)	$—	$33	$67	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$152	$—		$4	$—	$—	$—	$—	$(41)	$84	$199	$—	$2
Alt-A and subprime private-label securities	24	—		—	—	—	—	(1)	—	—	23	—	—
Mortgage revenue bonds	434	—		—	—	—	—	(9)	—	—	425	—	—
Other	342	7		(5)	—	—	—	(8)	—	1	337	—	(4)
Total available-for-sale securities	$952	$7	(7)(8)	$(1)	$—	$—	$—	$(18)	$(41)	$85	$984	$—	$(2)

Mortgage loans	$937	$14	(6)(7)	$—	$—	$—	$—	$(34)	$(28)	$45	$934	$11	$—
Net derivatives	194	98	(6)	—	—	—	—	(89)	—	—	203	44	—
Long-term debt:
Of Fannie Mae:
Senior floating	(351)	(25)		—	—	—	—	—	—	—	(376)	(25)	—
Of consolidated trusts	(201)	(3)		—	—	—	—	5	49	(74)	(224)	(1)	—
Total long-term debt	$(552)	$(28)	(6)	$—	$—	$—	$—	$5	$49	$(74)	$(600)	$(26)	$—

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2018
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2018(5)(6)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2018(1)
	Balance, December 31, 2017	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3	Balance, March 31, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$971	$171		$—	$1	$(1,060)	$—	$—	$—	$—	$83	$1	$—
Other agency	35	(1)		—	—	—	—	(1)	(33)	—	—	—	—
Private-label and other mortgage securities	195	(85)		—	—	—	—	(5)	(104)	—	1	—	—
Total trading securities	$1,201	$85	(6)(7)	$—	$1	$(1,060)	$—	$(6)	$(137)	$—	$84	$1	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$208	$—		$(4)	$—	$—	$—	$(2)	$—	$—	$202	$—	$(3)
Alt-A and subprime private-label securities	77	—		(45)	—	—	—	(1)	(4)	—	27	—	1
Mortgage revenue bonds	671	11		(13)	—	(11)	—	(119)	—	—	539	—	(8)
Other	357	7		(2)	—	—	—	(11)	—	—	351	—	—
Total available-for-sale securities	$1,313	$18	(7)(8)	$(64)	$—	$(11)	$—	$(133)	$(4)	$—	$1,119	$—	$(10)

Mortgage loans	$1,116	$17	(6)(7)	$—	$—	$—	$—	$(48)	$(36)	$53	$1,102	$11	$—
Net derivatives	134	(58)	(6)	—	—	—	—	4	53	—	133	(22)	—
Long-term debt:
Of Fannie Mae:
Senior floating	(376)	19		—	—	—	—	—	—	—	(357)	19	—
Of consolidated trusts	(582)	3		—	—	—	1	10	154	(48)	(462)	1	—
Total long-term debt	$(958)	$22	(6)	$—	$—	$—	$1	$10	$154	$(48)	$(819)	$20	$—

(1)
Gains (losses) included in other comprehensive loss are included in “Changes in unrealized gains on AFS securities, net of reclassification adjustments and taxes” in our condensed consolidated statements of operations and comprehensive income.

(2)
Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts. For the three months ended March 31, 2018, includes the dissolution of a Fannie Mae-wrapped private-label securities trust.

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

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	86

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

	Fair Value Measurements as of March 31, 2019
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$67	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$105	Consensus
	94	Various
Total agency	199
Alt-A and subprime private-label securities	23	Various
Mortgage revenue bonds	304	Single Vendor	Spreads (bps)	16.0	-	265.2	71.2
	121	Various
Total mortgage revenue bonds	425
Other	289	Discounted Cash Flow	Default Rate (%)	4.1			4.1
			Prepayment Speed (%)	4.6			4.6
			Severity (%)	95.0			95.0
			Spreads (bps)	68.2	-	290.0	289.4
	48	Various
Total other	337
Total available-for-sale securities	$984
Net derivatives	$132	Dealer Mark
	71	Various
Total net derivatives	$203

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$32	Various
Private-label securities and other mortgage securities	1	Various
Total trading securities	$33

Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$152	Various

Alt-A and subprime private-label securities	24	Various
Mortgage revenue bonds	349	Single Vendor	Spreads(bps)	(0.5)	-	332.8	59.0
	85	Various
Total mortgage revenue bonds	434
Other	294	Discounted Cash Flow	Default Rate(%)	4.7			4.7
			Prepayment Speed(%)	8.2			8.2
			Severity(%)	70.0			70.0
			Spreads(bps)	75.4	-	390.0	389.1
	48	Various
Total other	342
Total available-for-sale securities	$952
Net derivatives	$113	Dealers Mark
	81	Various
Total net derivatives	$194

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
In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of March 31, 2019 or December 31, 2018 that were measured at fair value on a nonrecurring basis. We held $946 million and $91 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018, respectively.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	88

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

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2019	December 31, 2018

Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,487	$631
	Single Vendor	828	1,119
	Various	1	—
Total mortgage loans held for sale, at lower of cost or fair value		2,316	1,750

Single-family mortgage loans held for investment, at amortized cost	Internal Model	609	818
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	153	102
	Various	10	40
Total multifamily mortgage loans held for investment, at amortized cost		163	142
Acquired property, net:(1)
Single-family	Accepted Offers	153	151
	Appraisals	346	419
	Walk Forwards	158	181
	Internal Model	147	219
	Various	37	41
Total single-family		841	1,011
Multifamily	Various	5	50
Other assets	Various	—	—
Total nonrecurring assets at fair value		$3,934	$3,771

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of March 31, 2019, these methodologies comprised approximately 78% of our valuations, while accepted offers comprised approximately 18% of our valuations. Based on the number of properties measured as of December 31, 2018, these methodologies comprised approximately 82% of our valuations, while accepted offers comprised approximately 15% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2018 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the three months ended March 31, 2019.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	89

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

	As of March 31, 2019
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$52,241	$34,641	$17,600	$—	$—	$52,241
Federal funds sold and securities purchased under agreements to resell or similar arrangements	22,250	—	22,250	—	—	22,250
Trading securities	40,899	35,020	5,812	67	—	40,899
Available-for-sale securities	3,214	—	2,230	984	—	3,214
Mortgage loans held for sale	10,066	—	2,729	7,931	—	10,660
Mortgage loans held for investment, net of allowance for loan losses	3,249,699	—	2,982,238	275,207	—	3,257,445
Advances to lenders	4,246	—	4,244	2	—	4,246
Derivative assets at fair value	584	—	2,129	236	(1,781)	584
Guaranty assets and buy-ups	159	—	—	370	—	370
Total financial assets	$3,383,358	$69,661	$3,039,232	$284,797	$(1,781)	$3,391,909

Financial liabilities:
Short-term debt:
Of Fannie Mae	$23,071	$—	$23,078	$—	$—	$23,078
Long-term debt:
Of Fannie Mae	198,167	—	204,060	813	—	204,873
Of consolidated trusts	3,173,772	—	3,118,819	43,205	—	3,162,024
Derivative liabilities at fair value	793	—	2,886	33	(2,126)	793
Guaranty obligations	170	—	—	107	—	107
Total financial liabilities	$3,395,973	$—	$3,348,843	$44,158	$(2,126)	$3,390,875

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2018
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$49,423	$34,073	$15,350	$—	$—	$49,423
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,938	—	32,938	—	—	32,938
Trading securities	41,867	35,502	6,332	33	—	41,867
Available-for-sale securities	3,429	—	2,477	952	—	3,429
Mortgage loans held for sale	7,701	—	238	7,856	—	8,094
Mortgage loans held for investment, net of allowance for loan losses	3,241,694	—	2,990,104	216,404	—	3,206,508
Advances to lenders	3,356	—	3,354	2	—	3,356
Derivative assets at fair value	458	—	2,515	209	(2,266)	458
Guaranty assets and buy-ups	147	—	—	356	—	356
Total financial assets	$3,381,013	$69,575	$3,053,308	$225,812	$(2,266)	$3,346,429

Financial liabilities:
Short-term debt:
Of Fannie Mae	$24,896	$—	$24,901	$—	$—	$24,901
Long-term debt:
Of Fannie Mae	207,178	—	211,403	771	—	212,174
Of consolidated trusts	3,159,846	—	3,064,239	39,043	—	3,103,282
Derivative liabilities at fair value	777	—	3,077	15	(2,315)	777
Guaranty obligations	160	—	—	121	—	121
Total financial liabilities	$3,392,857	$—	$3,303,620	$39,950	$(2,315)	$3,341,255

For a detailed description and classification of our financial instruments, see “Note 15, Fair Value” in our 2018 Form 10-K.
Fair Value Option
We elected the fair value option for loans and debt that contain embedded derivatives that would otherwise require bifurcation. Additionally, we elected the fair value option for our credit risk-sharing securities accounted for as debt of Fannie Mae issued under our CAS series prior to January 1, 2016. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from such instruments.
Interest income for the mortgage loans is recorded in “Interest income—Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense—Long-term debt” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Fair Value

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	March 31, 2019			December 31, 2018
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$8,752	$6,682	$23,050	$8,922	$6,826	$23,753
Unpaid principal balance	8,578	6,050	21,216	8,832	6,241	22,080

(1)
Includes nonaccrual loans with a fair value of $145 million and $161 million as of March 31, 2019 and December 31, 2018, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2019 and December 31, 2018 was $16 million and $19 million, respectively. Includes loans that are 90 days or more past due with a fair value of $95 million and $102 million as of March 31, 2019 and December 31, 2018, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2019 and December 31, 2018 was $12 million and $14 million, respectively.

Changes in Fair Value under the Fair Value Option Election
We recorded gains of $113 million and losses of $149 million for the three months ended March 31, 2019 and March 31, 2018, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $330 million and gains of $254 million for the three months ended March 31, 2019 and March 31, 2018, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

Senior Preferred Stock Purchase Agreements Litigation
A consolidated putative class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”) and three non-class action lawsuits filed by Fannie Mae and Freddie Mac shareholders against us, FHFA as our conservator, and Freddie Mac are pending in the U.S. District Court for the District of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
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
On May 21, 2018, a pro se plaintiff in a third non-class action case, Angel v. Federal Home Loan Mortgage Corporation, filed a complaint for declaratory relief and compensatory damages against Fannie Mae (including certain members of its Board of Directors), Freddie Mac (including certain members of its Board of Directors) and FHFA, as conservator. Plaintiff in that case asserts claims for breach of contract, breach of implied covenants of good faith and fair dealing, and aiding and abetting the federal government in avoiding an alleged implicit guarantee of dividend payments. On March 6, 2019, the court granted defendants’ motion to dismiss and on March 18, 2019, plaintiff moved to alter or amend the judgment and to file an amended complaint.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Fannie Mae (In conservatorship) First Quarter 2019 Form 10-Q	93

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2019, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2019 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2019 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2019 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2019 and as of the date of filing this report:

•
Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 6, 2008. Under the GSE Act, FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness and mission. Because of the nature of the conservatorship under the GSE Act, which places us under the “control” of FHFA (as that term is defined by securities laws), some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate

Fannie Mae First Quarter 2019 Form 10-Q	94

Controls and Procedures

effective disclosure controls and procedures. As both our regulator and our conservator under the GSE Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2019 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2019 (“First Quarter 2019 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2019 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the First Quarter 2019 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2019 Form 10-Q and had no objection to our filing the First Quarter 2019 Form 10-Q.

•	Our senior management meets regularly with senior leadership at FHFA, including, but not limited to, the Director.

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
Changes in Internal Control Over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since December 31, 2018 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Common Securitization Platform
We expect that by June 2019 we will begin using the common securitization platform we have developed in conjunction with FHFA, Freddie Mac and CSS to perform certain aspects of the securitization process and we will begin issuing UMBS. The use of the common securitization platform will represent a significant change to our control environment and require us to rely on CSS for effective controls related to the issuance of UMBS and other securities we issue using the platform. In connection with this transition of activities to CSS, we will modify certain of our accounting and financial reporting processes, including replacing or redesigning existing internal controls over financial reporting that were previously considered effective with new or

Fannie Mae First Quarter 2019 Form 10-Q	95

Controls and Procedures

enhanced controls. We are monitoring and testing these new and enhanced controls for adequate design and operating effectiveness. We continued to use our legacy securitization processes and related controls in preparing our first quarter 2019 condensed consolidated financial statements included in this report.

Fannie Mae First Quarter 2019 Form 10-Q	96

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2018 Form 10-K. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. Some of the lawsuits also challenge the constitutionality of FHFA’s structure. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending or were terminated after December 31, 2018 are as follows:
District of Columbia. Fannie Mae is a defendant in four cases pending in the U.S. District Court for the District of Columbia—a consolidated putative class action and three additional cases. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in three of these cases (including the consolidated class action), except for their claims for breach of an implied covenant of good faith and fair dealing. In the fourth case, which was filed on May 21, 2018, the court granted defendants’ motion to dismiss on March 6, 2019, and on March 18, 2019, plaintiff moved to alter or amend the judgment and to file an amended complaint. All four cases are described in “Note 14, Commitments and Contingencies.”
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

Fannie Mae First Quarter 2019 Form 10-Q	97

Other Information

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
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2018 Form 10-K. This section supplements and updates that discussion. Also refer to “MD&A—Risk Management” in this report and in our 2018 Form 10-K and “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2018 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the sections of this report and our 2018 Form 10-K identified above are the most significant we face; however, these are not the only risks we face. In addition to the risks we discuss in this report and in our 2018 Form 10-K, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.
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
Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, have had, and may continue to have, an adverse effect on our retention and recruitment of senior executives and other employees. We are subject to significant restrictions on the amount and type of compensation we may pay our executives and other employees of our company under conservatorship. For example, under the Equity in Government Compensation Act of 2015, the annual direct compensation payable to our chief executive officer is limited to no more than $600,000 while we are in conservatorship or receivership, and the STOCK Act prohibits our senior executives from receiving bonuses during any period of conservatorship. In April 2019, legislation was introduced in the U.S. Senate that would prohibit either GSE from transferring or delegating any duty or responsibility of its chief executive officer, as of November 25, 2015, to any other position. The legislation would also provide that the Director of FHFA may be removed for cause for approving the compensation of any chief executive officer of a GSE at a level greater than that permitted under the Equity in Government Compensation Act of 2015. Additionally, we are unable to offer equity-based compensation to our employees. As a result of the restrictions on our compensation practices, we have not been able to incent and reward excellent performance with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives. In addition, the uncertainty of potential congressional action with respect to housing finance reform, which may result in the wind-down of the company, and with respect to the compensation and role of our executives also negatively affects our ability to retain and recruit executives and other employees.
Our inability to offer market-based compensation to our chief executive officer also makes retention and succession planning for this position difficult. We believe the limit applicable to our chief executive officer compensation negatively affected our ability to retain our former Chief Executive Officer, who left the company in October 2018.
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
The Single Security Initiative has had and may continue to have an adverse effect on the liquidity or market value of our MBS. The Single Security Initiative also increases our counterparty credit risk and operational risk.
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

Fannie Mae First Quarter 2019 Form 10-Q	98

Other Information

June 3, 2019. The new UMBS will be issued by Fannie Mae and Freddie Mac through their joint venture, CSS, using a common securitization platform, or “CSP.”
Historically, Fannie Mae MBS had a trading advantage over comparable Freddie Mac PCs. One of FHFA’s stated objectives for the Single Security Initiative is to reduce the costs to Freddie Mac and taxpayers that result from differences in liquidity of Fannie Mae MBS and Freddie Mac PCs. In the last couple of years, as the implementation date of the Single Security Initiative has drawn closer, Fannie Mae MBS and comparable Freddie Mac PCs have been trading at or near parity, and in some instances Freddie Mac PCs have had a trading advantage, which has imposed costs on us in the form of downward adjustments to our guaranty fee pricing. In addition to the loss of this trading advantage, uncertainty in connection with the implementation and overall impact of the Single Security Initiative could contribute to declines in the liquidity or market value of Fannie Mae MBS or otherwise adversely affect our financial condition or results of operations. The industry has expressed concerns that Fannie Mae and Freddie Mac UMBS may not be truly fungible. FHFA, as conservator, has previously responded to industry input by imposing alignment mandates on Fannie Mae and Freddie Mac, and, most recently, adopted a rule to align Fannie Mae and Freddie Mac programs, policies and practices that affect the prepayment rates of TBA-eligible MBS. If investors do not accept the fungibility of Fannie Mae and Freddie Mac UMBS, or if investors prefer Freddie Mac UMBS over Fannie Mae UMBS, it could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations, and could adversely affect the liquidity or market value of Fannie Mae MBS. Furthermore, if we are no longer in conservatorship, it is unclear whether we may continue to align our program, policies and practices with those of Freddie Mac in support of UMBS.
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
Once we begin issuing UMBS, we plan to begin using CSS and the CSP to perform certain operational functions associated with issuing and managing MBS on our behalf. Accordingly, we will be reliant on CSS and the CSP for the operation of many of our securitization activities. Our business activities could be adversely affected and the market for Fannie Mae MBS could be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. Any such failure or unavailability could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations, and could adversely affect the liquidity or market value of our MBS. In addition, a failure by CSS to maintain effective controls and procedures could result in material errors in our reported results or disclosures that are not complete or accurate. See “Our concurrent implementation of multiple new initiatives may increase our operational risk and result in one or more material weaknesses in our internal control over financial reporting” in “Risk Factors” in our 2018 Form 10-K for a discussion of other operational risks associated with our implementation of the Single Security Initiative and related internal infrastructure upgrades.
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
Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. A slowdown in economic growth around the world remains a concern for policy makers and financial markets. Global economic conditions also could negatively affect the credit performance of the loans in our book of business.
Volatility or uncertainty in global political conditions also can significantly affect U.S. economic conditions and financial markets. Currently, there is elevated uncertainty around several unresolved global political events, including the United Kingdom’s exit from the European Union and ongoing international trade negotiations, that could impact global growth and financial markets. We describe above the risks to our business posed by changes in interest rates and changes in spreads. In addition, as described above, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.

Fannie Mae First Quarter 2019 Form 10-Q	99

Other Information

A decline in activity in the U.S. housing market, increasing interest rates, or longer-term effects of tax law changes could lower our business volumes or otherwise adversely affect our results of operations, net worth and financial condition.
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
The cap on mortgage interest deductions and other changes in tax laws may also adversely affect housing demand, home prices or other housing or mortgage market conditions, which could impact our business volumes and adversely affect our results of operations, net worth and financial condition.
The continued run-off of mortgage-backed securities from the Federal Reserve’s portfolio could adversely affect our business, results of operations, financial condition, liquidity and net worth.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in January 2014 and concluded its asset purchase program in October 2014. From October 2014 through September 2017, the Federal Reserve maintained a policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities; therefore, it continued to purchase a significant amount of agency mortgage-backed securities. In October 2017, the Federal Reserve initiated a balance sheet normalization program. Under this program, the Federal Reserve’s securities holdings have been gradually reduced by decreasing reinvestment of principal payments from those securities. In March 2019, the Federal Reserve announced a plan to end the runoff of its $4 trillion portfolio, which began in October 2017. Starting in May 2019, the Federal Reserve will slow the runoff of assets and cease the reduction entirely by the end of September 2019. After that, however, the Federal Reserve’s holdings of mortgage-backed securities will continue to decline as the Federal Reserve will invest proceeds from mortgage-backed securities in Treasury securities. The Federal Reserve’s balance sheet normalization program likely contributed to increases in mortgage interest rates, which reduced acquisition volume. The continued run-off of mortgage-backed securities could adversely affect our business, results of operations, financial condition, liquidity and net worth.
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
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition, liquidity or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources. For example, we could be affected by:

•
Legislation designed to affect how we and Freddie Mac manage our business. For example, legislation introduced in the U.S. Senate in April 2019 would prohibit either GSE from transferring or delegating any duty or responsibility of its chief executive officer, as of November 25, 2015, to any other position. If enacted, this legislation could negatively impact our business by requiring us to change our current management structure and limiting our ability to determine the roles and responsibilities of our executives in response to evolving business needs.

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

Fannie Mae First Quarter 2019 Form 10-Q	100

Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended March 31, 2019, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2019.
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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, pursuant to the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds $3.0 billion. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2018 Form 10-K.
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

Fannie Mae First Quarter 2019 Form 10-Q	101

Other Information

repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.
Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
3.1
Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through May 24, 2018 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2018, filed August 2, 2018.)

3.2
Fannie Mae Bylaws, as amended through January 29, 2019 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2018, filed February 14, 2019.)

10.1	Form of Relocation Repayment Agreement for Officers of Fannie Mae
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae First Quarter 2019 Form 10-Q	102

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer

Date: May 1, 2019

By:	/s/ Celeste M. Brown
Celeste M. Brown Executive Vice President and Chief Financial Officer

Date: May 1, 2019

Fannie Mae First Quarter 2019 Form 10-Q	103