Form 10-Q
period 2019-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2019-08-01
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number: 0-50231
Federal National Mortgage Association
(Exact name of registrant as specified in its charter)
Fannie Mae

Federally chartered corporation	52-0883107	1100 15th Street, NW			800	232-6643
		Washington,	DC	20005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices, including zip code)			(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2019, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2019 Form 10-Q	i

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

We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Congress and the Administration continue to consider options for reform of the housing finance system, including Fannie Mae. We are not permitted to retain more than $3.0 billion in capital reserves or to pay dividends or other distributions to stockholders other than the U.S. Department of the Treasury (“Treasury”). Our agreements with Treasury include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent developments relating to housing finance reform, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform,” “Business—Charter Act and Regulation” and “Risk Factors” in our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), and “Legislation and Regulation” and “Risk Factors” in this report.

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
Through our single-family and multifamily business segments, we provided $247 billion in liquidity to the mortgage market in the first half of 2019, which enabled the financing of approximately 1.2 million home purchases, refinancings or rental units.
Fannie Mae Provided $247 Billion in Liquidity in the First Half of 2019

$34.1B	354K Multifamily Rental Units

$135.5B	546K Single-Family Home Purchases

$77.6B	324K Single-Family Refinancings

Unpaid Principal Balance	Units

Fannie Mae Second Quarter 2019 Form 10-Q	1

MD&A | Executive Summary

Executive Summary

Summary of Our Financial Performance

Quarterly Condensed Consolidated Results

The decrease in our net income in the second quarter of 2019, compared with the second quarter of 2018, was primarily driven by:
•
a shift from fair value gains to fair value losses; and
•
a decrease in net interest income.
See “Consolidated Results of Operations” for more information on our financial results.

Year-to-Date Condensed Consolidated Results

The decrease in our net income in the first half of 2019, compared with the first half of 2018, was primarily driven by:
•
a shift from fair value gains to fair value losses;
•
a decrease in net interest income; and
•
an increase in other expenses;
•
partially offset by an increase in our credit-related income.
See “Consolidated Results of Operations” for more information on our financial results.

Net Worth. Our net worth of $6.4 billion as of June 30, 2019 reflects our comprehensive income of $3.4 billion for the second quarter of 2019 and $3.0 billion in retained capital reserves.

Fannie Mae Second Quarter 2019 Form 10-Q	2

MD&A | Executive Summary

Financial Performance Outlook
Our long-term financial performance will depend on many factors, including:

•	the size of and our share of the U.S. mortgage market, which in turn will depend upon such factors as population growth, household formation and home price appreciation; and

•
actions by FHFA, the Administration and Congress relating to our business and housing finance reform, including the capital requirements that will be applicable to us, our ongoing financial obligations to Treasury and our competitive environment.

While we expect to remain profitable on an annual basis for the foreseeable future, certain factors could result in significant volatility in our financial results from quarter to quarter or year to year. We expect quarterly volatility in our financial results due to a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings. Other factors that may result in volatility in our quarterly financial results include factors that affect our loss reserves, such as redesignations of loans from held for investment (“HFI”) to held for sale (“HFS”), changes in interest rates, home prices or accounting standards, or events such as natural disasters, and other factors, as we discuss in “Risk Factors” and “Consolidated Results of Operations” in our 2018 Form 10-K and in this report. Further, our implementation on January 1, 2020 of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (the “CECL standard”) will likely introduce additional volatility in our results as credit-related income or expense will include expected lifetime losses on our loans and other financial instruments subject to the standard and thus become more sensitive to fluctuations in these factors.
The potential for significant volatility in our financial results could result in a net loss in a future quarter. We are permitted to retain up to $3.0 billion in capital reserves as a buffer in the event of a net loss in a future quarter. However, any net loss we experience in the future could be greater than the amount of our capital reserves, which would result in a net worth deficit for that quarter. For example, we currently estimate that our adoption of the CECL standard will result in a reduction in our retained earnings in the first quarter of 2020 of up to $4 billion on an after-tax basis, which could result in a net worth deficit for that quarter. As described further in “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance,” this estimate is based on a number of assumptions and we are still assessing the impact of various implementation issues relating to the CECL standard, as well as recently proposed accounting guidance relating to the standard. The resolution of these items may reduce CECL’s impact on our retained earnings upon adoption. Whether our CECL standard implementation will result in a net worth deficit will depend on a number of factors, including the composition of our book of business, our expectations of future economic conditions, our results of operations for the second half of 2019 and the first quarter of 2020, and the resolution of the issues described above. If we experience a net worth deficit in a future quarter, we will be required to draw funds from Treasury under our senior preferred stock purchase agreement with Treasury to avoid being placed into receivership. See “Risk Factors” in our 2018 Form 10-K for a discussion of the risks associated with the limitations on our ability to rebuild our capital reserves, including factors that could result in a net loss or net worth deficit in a future quarter.

Fannie Mae Second Quarter 2019 Form 10-Q	3

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
Treasury Draws and Dividend Payments: 2008 - Q2 2019
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
We expect to pay Treasury a third quarter 2019 dividend of $3.4 billion by September 30, 2019. The terms of the senior preferred stock currently provide for dividends each quarter in the amount, if any, by which our net worth as of the end of the prior quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend.
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

Fannie Mae Second Quarter 2019 Form 10-Q	4

MD&A | Legislation and Regulation

Legislation and Regulation

The information in this section updates and supplements information regarding legislative and regulatory developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Charter Act and Regulation” in our 2018 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2019 (“First Quarter 2019 Form 10-Q”). Also see “Risk Factors” in this report and in our 2018 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Housing Finance Reform
Administration Developments. In March 2019, President Trump issued a memorandum directing the Secretary of the Treasury to develop a plan (the “Treasury Housing Reform Plan”) for administrative and legislative reforms for Fannie Mae and Freddie Mac (collectively referred to as the “government-sponsored enterprises” or the “GSEs”) to achieve the following goals:

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

•
evaluating, in consultation with the Secretary of the U.S. Department of Housing and Urban Development (“HUD”) and the Director of the Bureau of Consumer Financial Protection, the “QM patch.” The QM patch refers to a special class of conventional mortgage loans that will be considered “qualified mortgages” under the Truth in Lending Act if they (1) meet certain qualified mortgage requirements generally and (2) are eligible for sale to Fannie Mae or Freddie Mac;

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

The memorandum also directs the Secretary of HUD to develop a plan for reforming FHA and Ginnie Mae. All plans are to be submitted to the President for approval as soon as practicable. As of the time of this filing, the Treasury Housing Reform Plan has not been published.

Fannie Mae Second Quarter 2019 Form 10-Q	5

MD&A | Legislation and Regulation

Congressional Developments. In June 2019, the Senate Committee on Banking, Housing, and Urban Affairs held a hearing on whether Fannie Mae and Freddie Mac should be designated as systemically important financial institutions by the Financial Stability Oversight Council. If we were to become designated as a systemically important financial institution, we would become subject to additional regulation and oversight by the Federal Reserve Board.
We expect the Administration, FHFA and Congress to continue to consider housing finance reform, which could result in significant changes in our structure and role in the future, as well as other changes to our business and competitive environment. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors” in this report and in our 2018 Form 10-K for more information on our uncertain future, including the risks to our business and profitability arising from our conservatorship status and potential housing finance reform.
Qualified Mortgage Advance Notice of Proposed Rulemaking
On July 25, 2019, the Consumer Financial Protection Bureau (“CFPB”) issued an advance notice of proposed rulemaking seeking information relating to the expiration of the “QM patch” described above, which is scheduled to expire on the earlier of January 10, 2021 or when Fannie Mae and Freddie Mac cease to be in conservatorship or receivership. The CFPB’s notice states that it currently plans to allow the QM patch to expire in January 2021 or after a short extension, if necessary, to facilitate a smooth and orderly transition away from the QM patch. The CFPB’s notice requests comments on possible amendments to the ability to repay/qualified mortgage rule, including whether to revise Regulation Z’s definition of a qualified mortgage in light of the QM patch’s scheduled expiration. Although the ability to repay/qualified mortgage rule does not apply to us, as we do not originate loans in the primary mortgage market, these rules apply to the lenders from which we acquire single-family mortgage loans. Changes in this rule may affect, perhaps materially, the quality and quantity of loans available for delivery to us, and the competition we face for the acquisition and guaranty of mortgage assets. See “Business—Charter Act and Regulation—GSE Act and Other Regulation” in our 2018 Form 10-K for more information on the ability to repay/qualified mortgage rule.
The Future of LIBOR and Alternative Reference Rates
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from our acquisitions of loans and securities, our sales of securities, and our entry into derivative transactions that reference LIBOR. We are actively taking steps to facilitate an orderly transition from LIBOR. We have created an enterprise program office focused on:

•	identifying and monitoring our exposure to LIBOR now and after 2021;

•	updating our infrastructure (including models and systems) to prepare for the transition;

•	developing key milestones and timelines for the adoption of alternative reference rates for new acquisitions of loans and securities, and for new securities issuances;

•	monitoring the market adoption of alternative reference rates and industry-standard contractual fallback provisions; and

•	participating in industry working groups.
These efforts are overseen by our LIBOR Enterprise Steering Council, which includes members of senior management. We also coordinate with FHFA on our LIBOR transition efforts. As part of these efforts, we have sought to identify the risks inherent in this transition and engaged external business and legal consultants focused on LIBOR and alternative indices. We continue to analyze potential risks associated with the LIBOR transition, including financial, operational, legal, reputational and compliance risks.
In addition to the work we are doing on an enterprise level to facilitate an orderly transition from LIBOR, we also are a voting member of the Alternative Reference Rates Committee (the “ARRC”) and participate in its working groups. The ARRC is a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to identify a set of alternative U.S. dollar reference interest rates and an adoption plan for those alternative rates. Banking and financial regulators, including FHFA, also participate in the ARRC as ex-officio members. In 2017, the ARRC recommended an alternative reference rate, referred to as the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in 2018. In support of the ARRC’s efforts to develop SOFR as a key market index, we issued the market’s first SOFR securities in 2018 and to date we have issued a total of $17.5 billion in SOFR-indexed floating-rate corporate debt. We also have entered into SOFR-indexed interest rate swaps and futures transactions to further support the development of this emerging index.
As part of its continued effort to develop plans to transition to SOFR as the new market benchmark, in July 2019, the ARRC published a white paper that provides a framework for the use of SOFR for newly originated consumer residential adjustable-rate mortgage products. We support the framework and intend to create a SOFR-indexed adjustable-rate mortgage product for new originations after systems and processes have been put in place to accommodate the new index.

Fannie Mae Second Quarter 2019 Form 10-Q	6

MD&A | Legislation and Regulation

At this time, we are unable to predict whether or when LIBOR will cease to be available or if SOFR will become the benchmark to replace LIBOR. Because we routinely engage in transactions involving financial instruments that reference LIBOR, these developments could have a material impact on us, borrowers, investors, and our customers and counterparties. See “Risk Factors” in this report for a discussion of the risks to our results of operations, financial condition, liquidity and net worth posed by the potential discontinuance of LIBOR.
Single Security Initiative & Common Securitization Platform

Overview
On June 3, 2019, we and Freddie Mac began issuing single-family uniform mortgage-backed securities, or “UMBSTM.” We also began using the common securitization platform operated by Common Securitization Solutions, LLC (“CSS”) to perform certain aspects of the securitization process for our single-family Fannie Mae MBS issuances beginning in May 2019. This represents the final implementation of the Single Security Initiative that we, Freddie Mac and FHFA have been working on since 2014. The objective of the Single Security Initiative is to enhance the overall liquidity of Fannie Mae and Freddie Mac mortgage-backed securities eligible for trading in the to-be-announced (“TBA”) market by supporting their fungibility without regard to which company is the issuer. The Single Security Initiative and the common securitization platform represent significant changes for the mortgage market and for our securitization operations and business.
Single Security Initiative and UMBS
Each of Fannie Mae and Freddie Mac issues and guarantees UMBS and structured securities backed by UMBS and other securities, as described below.

•
UMBS. Each of Fannie Mae and Freddie Mac issues and guarantees UMBS that are directly backed by the mortgage loans it has acquired, referred to as “first-level securities.” UMBS issued by Fannie Mae are backed only by mortgage loans that Fannie Mae has acquired, and similarly UMBS issued by Freddie Mac are backed only by mortgage loans that Freddie Mac has acquired. There is no commingling of Fannie Mae- and Freddie Mac-acquired loans within UMBS.

Mortgage loans backing UMBS are limited to fixed-rate mortgage loans eligible for financing through the TBA market. We continue to issue some types of Fannie Mae MBS that are not TBA-eligible and therefore are not issued as UMBS, such as single-family Fannie Mae MBS backed by adjustable-rate mortgages and all multifamily Fannie Mae MBS.

•
Structured Securities. Each of Fannie Mae and Freddie Mac also issues and guarantees structured mortgage-backed securities, referred to as “second-level securities,” that are resecuritizations of UMBS or previously-issued structured securities. In contrast to UMBS, second-level securities can be commingled—that is, they can include both Fannie Mae securities and Freddie Mac securities as the underlying collateral for the security. This ability to commingle resecuritized UMBS is intended to further promote the fungibility and liquidity of TBA-eligible securities. These structured securities include SupersTM, which are single-class resecuritizations, and real estate mortgage investment conduit securities (“REMICs”), which are multi-class resecuritizations. While Supers are backed only by TBA-eligible securities, REMICs can be backed by TBA-eligible or non-TBA-eligible securities.

The key features of UMBS are the same as those of legacy single-family Fannie Mae MBS. Accordingly, all single-family Fannie Mae MBS that are directly backed by fixed-rate loans and generally eligible for trading in the TBA market are UMBS, whether issued before or after the June 3, 2019 Single Security Initiative implementation date. In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the TBA market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS, Supers, REMICs and other types of single-family or multifamily mortgage-backed securities. References to our single-family guaranty book of business in this report exclude Freddie Mac-acquired mortgage loans underlying Freddie Mac mortgage-related securities that we have resecuritized.
When we issue a structured security backed in whole or part by Freddie Mac securities, we provide a new and separate guaranty of principal and interest on the newly-formed structured security. If Freddie Mac were to fail to make a payment due on its securities underlying a Fannie Mae-issued structured security, we would be obligated under our guaranty to fund any shortfall. In June 2019, we entered into an indemnification agreement with Freddie Mac relating to the commingled structured securities that we and Freddie Mac issue. Under the indemnification agreement, Fannie Mae and Freddie Mac each have agreed to indemnify the other party for losses caused by: its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued; its failure to meet its obligations under the customer services agreement described below; its violations of laws; or with respect to material misstatements or omissions in offering documents, ongoing disclosures and related materials relating to the underlying resecuritized securities.

Fannie Mae Second Quarter 2019 Form 10-Q	7

MD&A | Single Security Initiative & Common Securitization Platform

Common Securitization Solutions, LLC and the Common Securitization Platform
The common securitization platform operated by CSS has replaced certain elements of Fannie Mae’s and Freddie Mac’s proprietary systems for securitizing single-family mortgages and performing associated back-office and administrative functions. The design of the common securitization platform also allows for the potential integration of additional market participants in the future. We no longer use our individual proprietary securitization function for our single-family MBS issuances. In addition to using the common securitization platform for our newly issued UMBS issuances, we are also now using the common securitization platform for certain ongoing administrative functions for our previously issued and outstanding single-family Fannie Mae MBS. We do not use the common securitization platform operated by CSS for securitizing or performing associated administrative functions for our multifamily Fannie Mae MBS.
CSS is jointly owned by us and Freddie Mac. CSS operates as a separate company from us and Freddie Mac, with funding and limited administrative support services and other resources provided to it by us and Freddie Mac. We are parties to the following agreements relating to the governance and operation of CSS and the common securitization platform.

•
Limited Liability Company Agreement. Fannie Mae, Freddie Mac and CSS are parties to a limited liability company agreement that sets forth the overall framework for the joint venture, including Fannie Mae’s and Freddie Mac’s rights and responsibilities as members of CSS, the governance process for CSS and the intellectual property rights of Fannie Mae, Freddie Mac and CSS in the common securitization platform. Fannie Mae and Freddie Mac each has a 50% ownership interest in CSS, and each company makes capital contributions of equal value to CSS. CSS is governed by a four-member Board of Managers, with two members appointed by Fannie Mae and two members appointed by Freddie Mac. Board actions require the affirmative vote of at least one Fannie Mae manager and one Freddie Mac manager. The agreement provides that FHFA has a prominent role in CSS’s governance while Fannie Mae and Freddie Mac are in conservatorship or receivership, including: the right to approve specified significant matters such as budgets, business plans, capital contributions, and appointments, compensation and removal of CSS officers; the right to attend meetings of the CSS Board of Managers; and the authority to resolve any deadlocks. CSS owns the common securitization platform and has granted a non-exclusive perpetual, paid-up license to each of Fannie Mae and Freddie Mac to use the materials and intellectual property owned and licensed by CSS while each is a member of CSS.

•
Customer Services Agreement. Fannie Mae, Freddie Mac and CSS are parties to a customer services agreement that sets forth the terms under which CSS provides mortgage securitization services to us and Freddie Mac, including the operation of the common securitization platform. CSS uses the common securitization platform to perform data validation, issuance, at-issuance and ongoing disclosures, tax reporting and bond administration for Fannie Mae’s single-family mortgage-backed securities. Fannie Mae and Freddie Mac do not pay service fees under the customer services agreement; CSS operations are funded solely through capital contributions from Fannie Mae and Freddie Mac pursuant to the limited liability company agreement described above.

•
Administrative Services Agreement. Each of Fannie Mae and Freddie Mac is party to a separate administrative services agreement with CSS that sets forth the support services each company provides to CSS. We provide procurement services to CSS. Freddie Mac provides tax-related services to CSS.

See “Risk Factors” in this report and in our 2018 Form 10-K and “Risk Management—Institutional Counterparty Credit Risk Management—Counterparty Credit Risk Exposure arising from the Single Security Initiative” in this report for a discussion of the risks to our business associated with the Single Security Initiative and the common securitization platform.

Fannie Mae Second Quarter 2019 Form 10-Q	8

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

•
Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our modified loans, which generally increases the impairment on these loans and results in increases in the provision for credit losses. Conversely, decreases in mortgage interest rates tend to shorten the expected lives of our modified loans, which reduces the impairment on these loans and results in decreases in the provision for credit losses.

Fannie Mae Second Quarter 2019 Form 10-Q	9

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
•
Construction activity can also affect credit losses. When the pace of construction does not meet demand, the resulting growth in home prices can increase the risk profile of newly acquired home purchase loans and increase the risk of default if home prices subsequently decline. Reduced construction may also coincide with a broader deterioration in housing conditions, which may result in higher future delinquencies and greater losses on defaulted loans.

(2)	According to U.S. Census Bureau and subject to revision.

Fannie Mae Second Quarter 2019 Form 10-Q	10

MD&A | Key Market Economic Indicators

GDP, Unemployment Rate and Personal Income

(1)	According to the U.S. Bureau of Labor Statistics and subject to revision.

(2)	According to the U.S. Bureau of Economic Analysis, calculated by the Federal Reserve Bank of St. Louis and subject to revision.

(3)	According to the U.S. Bureau of Economic Analysis and subject to revision.
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

•
Slower growth or outright declines in personal income heightens the risk of delinquency by reducing homeowners’ ability to pay their mortgages. Slower income growth could also negatively impact affordability, constraining home sales and mortgage originations.

See “Risk Factors” in our 2018 Form 10-K and this report for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.

Fannie Mae Second Quarter 2019 Form 10-Q	11

MD&A | Consolidated Results of Operations

Consolidated Results of Operations

This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2019	2018	Variance	2019	2018	Variance
	(Dollars in millions)
Net interest income	$5,150	$5,377	$(227)	$9,883	$10,609	$(726)
Fee and other income	246	239	7	473	559	(86)
Net revenues	5,396	5,616	(220)	10,356	11,168	(812)
Investment gains, net	461	277	184	594	527	67
Fair value gains (losses), net	(754)	229	(983)	(1,585)	1,274	(2,859)
Administrative expenses	(744)	(755)	11	(1,488)	(1,505)	17
Credit-related income:
Benefit for credit losses	1,225	1,296	(71)	1,875	1,513	362
Foreclosed property expense	(128)	(139)	11	(268)	(301)	33
Total credit-related income	1,097	1,157	(60)	1,607	1,212	395
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(600)	(565)	(35)	(1,193)	(1,122)	(71)
Other expenses, net	(535)	(366)	(169)	(943)	(569)	(374)
Income before federal income taxes	4,321	5,593	(1,272)	7,348	10,985	(3,637)
Provision for federal income taxes	(889)	(1,136)	247	(1,516)	(2,267)	751
Net income	$3,432	$4,457	$(1,025)	$5,832	$8,718	$(2,886)
Total comprehensive income	$3,365	$4,459	$(1,094)	$5,726	$8,397	$(2,671)
Net Interest Income
We have two primary sources of net interest income:

•	guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

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

•
upfront fees that we receive at the time of loan acquisition primarily related to single-family loan-level pricing adjustments and other fees we receive from lenders, which are amortized into net interest income as cost basis adjustments over the contractual life of the loan. We refer to this as amortization income.

We recognize almost all of our guaranty fee revenue in net interest income because we consolidate the substantial majority of our loans underlying our Fannie Mae MBS in consolidated trusts on our consolidated balance sheets. Those guaranty fees are the primary component of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.

Fannie Mae Second Quarter 2019 Form 10-Q	12

MD&A | Consolidated Results of Operations

The table below displays the components of our net interest income from our guaranty book of business and from our portfolios.

Components of Net Interest Income
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	$2,312	$2,110	$202	$4,571	$4,199	$372
Base guaranty fee income related to TCCA(1)	600	565	35	1,193	1,122	71
Net amortization income	1,371	1,487	(116)	2,353	2,995	(642)
Total net interest income from guaranty book of business	4,283	4,162	121	8,117	8,316	(199)
Net interest income from portfolios(2)	867	1,215	(348)	1,766	2,293	(527)
Total net interest income	$5,150	$5,377	$(227)	$9,883	$10,609	$(726)

(1)	Revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

(2)
Includes interest income from assets held in our retained mortgage portfolio and our other investments portfolio, as well as other assets used to generate lender liquidity. Also includes interest expense on our outstanding Connecticut Avenue Securities® of $376 million and $339 million for the three months ended June 30, 2019 and 2018, respectively, and $758 million and $641 million for the first half of 2019 and 2018, respectively.

Net interest income declined in the second quarter and first half of 2019 compared with the second quarter and first half of 2018, driven by lower net interest income from portfolios and lower net amortization income, partially offset by higher base guaranty fee income.

•
Net interest income from portfolios decreased in the second quarter and first half of 2019 compared with the second quarter and first half of 2018 primarily due to sales of reperforming loans in our loss mitigation portfolio, which reduced the average balance of our retained mortgage portfolio, partially offset by increased interest income on our other investments portfolio due to higher short-term interest rates. See “Retained Mortgage Portfolio” for more information.

•
Net amortization income decreased in the first half of 2019 compared with the first half of 2018 primarily due to a decline in prepayment volumes in the first quarter of 2019, which resulted in lower amortization of cost basis adjustments on mortgage loans of consolidated trusts and the related debt.

•
Net interest income from base guaranty fees increased in the second quarter and first half of 2019 compared with the second quarter and first half of 2018 due to an increase in the size of our guaranty book of business and loans with higher base guaranty fees comprising a larger part of our guaranty book of business.

Analysis of Deferred Amortization Income
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

Fannie Mae Second Quarter 2019 Form 10-Q	13

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

Analysis of Net Interest Income and Yield
	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$117,235	$1,277	4.36%	$156,392	$1,786	4.57%
Mortgage loans of consolidated trusts	3,160,712	28,102	3.56	3,065,008	26,521	3.46
Total mortgage loans(1)	3,277,947	29,379	3.59	3,221,400	28,307	3.51
Mortgage-related securities	9,794	107	4.37	10,964	106	3.87
Non-mortgage-related securities(2)	60,184	370	2.43	54,678	262	1.89
Federal funds sold and securities purchased under agreements to resell or similar arrangements	40,851	257	2.49	31,939	149	1.84
Advances to lenders	4,936	41	3.28	4,202	33	3.12
Total interest-earning assets	$3,393,712	$30,154	3.55%	$3,323,183	$28,857	3.47%
Interest-bearing liabilities:
Short-term funding debt	$19,613	$(119)	2.40%	$25,204	$(108)	1.69%
Long-term funding debt	173,871	(1,102)	2.54	203,165	(1,135)	2.23
Connecticut Avenue Securities® (“CAS”)	24,277	(376)	6.20	23,887	(339)	5.68
Total debt of Fannie Mae	217,761	(1,597)	2.93	252,256	(1,582)	2.51
Debt securities of consolidated trusts held by third parties	3,167,754	(23,407)	2.96	3,065,489	(21,898)	2.86
Total interest-bearing liabilities	$3,385,515	$(25,004)	2.95%	$3,317,745	$(23,480)	2.83%
Net interest income/net interest yield		$5,150	0.61%		$5,377	0.65%

Fannie Mae Second Quarter 2019 Form 10-Q	14

MD&A | Consolidated Results of Operations

	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$118,567	$2,600	4.39%	$159,721	$3,522	4.41%
Mortgage loans of consolidated trusts	3,156,951	56,547	3.58	3,056,594	52,819	3.46
Total mortgage loans(1)	3,275,518	59,147	3.61	3,216,315	56,341	3.50
Mortgage-related securities	9,420	209	4.44	10,750	206	3.83
Non-mortgage-related securities(2)	60,507	748	2.46	53,200	469	1.75
Federal funds sold and securities purchased under agreements to resell or similar arrangements	41,190	520	2.51	34,649	291	1.67
Advances to lenders	4,320	73	3.36	4,024	64	3.16
Total interest-earning assets	$3,390,955	$60,697	3.58%	$3,318,938	$57,371	3.46%
Interest-bearing liabilities:
Short-term funding debt	$20,160	$(244)	2.41%	$28,204	$(214)	1.51%
Long-term funding debt	176,497	(2,216)	2.51	208,751	(2,293)	2.20
Connecticut Avenue Securities	24,579	(758)	6.17	23,184	(641)	5.53
Total debt of Fannie Mae	221,236	(3,218)	2.91	260,139	(3,148)	2.42
Debt securities of consolidated trusts held by third parties	3,162,108	(47,596)	3.01	3,057,812	(43,614)	2.85
Total interest-bearing liabilities	$3,383,344	$(50,814)	3.00%	$3,317,951	$(46,762)	2.82%
Net interest income/net interest yield		$9,883	0.58%		$10,609	0.64%

(1)
Average balance includes mortgage loans on nonaccrual status. A single-family loan is placed on nonaccrual status when the payment of principal or interest on the loan is 60 days or more past due. A multifamily loan is placed on nonaccrual status when the loan becomes 90 days or more past due according to its contractual terms or is deemed individually impaired. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $80 million and $191 million, respectively, for the second quarter and first half of 2019, compared with $97 million and $265 million, respectively, for the second quarter and first half of 2018.

(2)	Consists of cash, cash equivalents and U.S Treasury securities.
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of loans and available-for-sale securities, gains and losses recognized on the consolidation and deconsolidation of securities, net other-than-temporary impairments recognized on our investments, and lower of cost or fair value adjustments on HFS loans. Investment gains, net increased in the second quarter of 2019 compared with the second quarter of 2018 primarily driven by an increase in sales of single-family loans and available-for-sale securities in the second quarter of 2019.
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

Fannie Mae Second Quarter 2019 Form 10-Q	15

MD&A | Consolidated Results of Operations

The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(242)	$(286)	$(508)	$(501)
Net change in fair value during the period	(125)	329	(247)	839
Total risk management derivatives fair value gains (losses), net	(367)	43	(755)	338
Mortgage commitment derivatives fair value gains (losses), net	(469)	(76)	(769)	488
Credit enhancement derivatives fair value losses, net	(17)	(5)	(24)	(1)
Total derivatives fair value gains (losses), net	(853)	(38)	(1,548)	825
Trading securities gains, net	183	21	275	119
CAS debt fair value gains, net	119	27	97	19
Other, net(1)	(203)	219	(409)	311
Fair value gains (losses), net	$(754)	$229	$(1,585)	$1,274

(1)	Consists of fair value gains and losses on non-CAS debt and mortgage loans held at fair value.
Fair value losses in the second quarter and first half of 2019 were primarily driven by:

•
decreases in the fair value of our mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as a result of increases in the prices of securities as interest rates decreased during the commitment periods;

•
net interest expense accruals on our risk management derivatives combined with decreases in the fair value of our pay-fixed risk management derivatives due to declines in longer-term swap rates during the second quarter and first half of 2019, which were partially offset by increases in the fair value of our receive-fixed risk management derivatives; and

•	increases in the fair value of our long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to declines in interest rates.
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
While the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS has been a significant driver of credit-related income in recent periods, we may see a reduced impact from this activity in the future to the extent the population of loans we are considering for redesignation declines. Further, our implementation of the CECL standard on January 1, 2020 will likely introduce additional volatility in our results as credit-related income or expense will include expected lifetime losses on our loans and other financial instruments subject to the standard and thus become more sensitive to fluctuations in the factors detailed above.

Fannie Mae Second Quarter 2019 Form 10-Q	16

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

Components of Benefit for Credit Losses
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in billions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$0.2	$0.5	$0.2	$0.3
Redesignation of loans from HFI to HFS	0.4	0.8	0.7	1.0
Actual and forecasted home prices	0.3	0.4	0.5	0.7
Actual and projected interest rates	0.2	(0.3)	0.4	(0.7)
Other(2)	0.1	(0.1)	0.1	0.2
Total single-family benefit for credit losses	$1.2	$1.3	$1.9	$1.5

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
The primary factors that contributed to our benefit for credit losses in the second quarter and first half of 2019 were:

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

•
Changes in loan activity. Higher loan liquidation activity generally occurs during a lower interest rate environment as loans prepay, and during the peak home buying season of the second and third quarters of each year. When mortgage loans prepay, we reverse any remaining allowance related to these loans, which contributed to the benefit for credit losses.

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

Fannie Mae Second Quarter 2019 Form 10-Q	17

MD&A | Consolidated Results of Operations

TCCA Fees
Pursuant to the TCCA, in 2012 FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our condensed consolidated financial statements. TCCA fees increased in the first half of 2019 compared with the first half of 2018 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase.
Other Expenses, Net
Other expenses, net primarily consist of credit enhancement and mortgage insurance expenses, debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs and multifamily fees. Other expenses, net increased in the second quarter and first half of 2019 compared with the second quarter and first half of 2018 primarily due to an increase in credit enhancement costs resulting from higher volumes of credit risk transfer transactions. We expect our credit enhancement expenses to continue to rise as the percentage of our guaranty book of business on which we have transferred a portion of credit risk continues to increase. We discuss transfer of mortgage credit risk in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
Consolidated Balance Sheet Analysis

This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	June 30, 2019	December 31, 2018	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$50,353	$58,495	$(8,142)
Restricted cash	30,179	23,866	6,313
Investments in securities	45,627	45,296	331
Mortgage loans:
Of Fannie Mae	116,759	120,717	(3,958)
Of consolidated trusts	3,167,955	3,142,881	25,074
Allowance for loan losses	(11,482)	(14,203)	2,721
Mortgage loans, net of allowance for loan losses	3,273,232	3,249,395	23,837
Deferred tax assets, net	12,521	13,188	(667)
Other assets	31,375	28,078	3,297
Total assets	$3,443,287	$3,418,318	$24,969
Liabilities and equity
Debt:
Of Fannie Mae	$216,814	$232,074	$(15,260)
Of consolidated trusts	3,199,765	3,159,846	39,919
Other liabilities	20,343	20,158	185
Total liabilities	3,436,922	3,412,078	24,844
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(114,471)	(114,596)	125
Total equity	6,365	6,240	125
Total liabilities and equity	$3,443,287	$3,418,318	$24,969

Fannie Mae Second Quarter 2019 Form 10-Q	18

MD&A | Consolidated Balance Sheet Analysis

Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheet are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of June 30, 2019 compared with December 31, 2018 primarily driven by:

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
Other Assets
The increase in other assets from December 31, 2018 to June 30, 2019 was primarily driven by an increase in advances to lenders. As interest rates declined in the second quarter of 2019, mortgage origination activity increased, resulting in higher funding needs by lenders. For information on our accounting policy for advances to lenders, refer to “Note 1, Summary of Significant Accounting Policies” in our 2018 Form 10-K.
Debt
The decrease in debt of Fannie Mae from December 31, 2018 to June 30, 2019 was primarily driven by lower funding needs, as our retained mortgage portfolio continued to decline. We did not replace all of our debt of Fannie Mae that paid off during the first half of 2019 with new debt issuances. The increase in debt of consolidated trusts from December 31, 2018 to June 30, 2019 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “MD&A—Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our outstanding debt.
Stockholders’ Equity
Our net equity increased as of June 30, 2019 compared with December 31, 2018 due to our comprehensive income recognized during the first half of 2019, partially offset by our payments of senior preferred stock dividends to Treasury during the first half of 2019.
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
The chart below separates the instruments within our retained mortgage portfolio, measured by unpaid principal balance, into three categories based on each instrument’s use:

•	Lender liquidity, which includes balances related to our whole loan conduit activity, supports our efforts to provide liquidity to the single-family and multifamily mortgage markets.

•	Loss mitigation supports our loss mitigation efforts through the purchase of delinquent loans from our MBS trusts.

•
Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” as of June 30, 2019 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.

Fannie Mae Second Quarter 2019 Form 10-Q	19

MD&A | Retained Mortgage Portfolio

Retained Mortgage Portfolio
(Dollars in billions)
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$38,535	$40,528
Mortgage loans	16,340	8,640
Total lender liquidity	54,875	49,168
Loss mitigation mortgage loans(2)	77,486	87,220
Other:
Reverse mortgage loans	20,082	21,856
Mortgage loans	8,173	8,959
Reverse mortgage securities(3)	7,265	7,883
Private-label and other securities	1,720	3,042
Fannie Mae-wrapped private-label securities	607	650
Mortgage revenue bonds	308	375
Total other	38,155	42,765
Total retained mortgage portfolio	$170,516	$179,153

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$161,067	$168,338
Multifamily mortgage loans and mortgage-related securities	$9,449	$10,815

(1)
Consists of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.

(2)
Includes single-family loans classified as troubled debt restructurings (“TDRs”) that were on accrual status of $51.4 billion and $58.5 billion as of June 30, 2019 and December 31, 2018, respectively, and single-family loans on nonaccrual status of $22.2 billion and $24.4 billion as of June 30, 2019 and December 31, 2018, respectively. Includes multifamily loans classified as TDRs that were on accrual status of $50 million and $57 million as of June 30, 2019 and December 31, 2018, respectively, and multifamily loans on nonaccrual status of $143 million and $150 million as of June 30, 2019 and December 31, 2018, respectively.

(3)	Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.

Fannie Mae Second Quarter 2019 Form 10-Q	20

MD&A | Retained Mortgage Portfolio

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
In support of our loss mitigation strategy, we purchased $5.3 billion of loans from our single-family MBS trusts in the first half of 2019, the substantial majority of which were delinquent. See “MD&A—Retained Mortgage Portfolio—Purchases of Loans from Our MBS Trusts” in our 2018 Form 10-K for more information relating to our purchases of loans from MBS trusts. As noted in “Single Security Initiative & Common Securitization Platform,” we began issuing UMBS and structured securities backed by UMBS in June 2019. Accordingly, going forward, we expect that our resecuritization trusts will include Freddie Mac-issued UMBS. Because the underlying mortgage loans that back Freddie Mac-issued UMBS are not in Fannie Mae MBS trusts, we do not have the right to purchase those mortgage loans upon their becoming delinquent.
Guaranty Book of Business

Our “guaranty book of business” consists of:

•	Fannie Mae MBS outstanding, excluding the portions of any structured securities we issue that are backed by Freddie Mac securities;

•	mortgage loans of Fannie Mae held in our retained mortgage portfolio; and

•	other credit enhancements that we provide on mortgage assets.
“Total Fannie Mae guarantees” consists of:

•	our guaranty book of business; and

•	the portions of any structured securities we issue that are backed by Freddie Mac securities.
When we resecuritize Freddie Mac securities into Fannie Mae-issued structured securities, our guaranty of principal and interest extends to the underlying Freddie Mac securities. However, Freddie Mac continues to guaranty the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue.
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 90% of our guaranty book of business as of June 30, 2019 and 91% of our guaranty book of business as of December 31, 2018.

Composition of Fannie Mae Guaranty Book of Business(1)
	As of
	June 30, 2019			December 31, 2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)

Conventional guaranty book of business(2)	$2,941,955	$324,944	$3,266,899	$2,925,246	$308,543	$3,233,789
Government guaranty book of business(3)	31,372	1,160	32,532	34,158	1,205	35,363
Guaranty book of business	2,973,327	326,104	3,299,431	2,959,404	309,748	3,269,152

Freddie Mac securities guaranteed by Fannie Mae(4)	7,718	—	7,718	—	—	—
Total Fannie Mae guarantees	$2,981,045	$326,104	$3,307,149	$2,959,404	$309,748	$3,269,152

(1)
Includes other single-family Fannie Mae guaranty arrangements of $1.4 billion and $1.6 billion as of June 30, 2019 and December 31, 2018, respectively, and other multifamily Fannie Mae guaranty arrangements of $12.0 billion and $12.3 billion as of June 30, 2019 and December 31, 2018, respectively. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(2)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.

(3)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.

(4)
Consists of (1) $5.7 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers; and (2) $2.0 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs; however, a portion of these Freddie Mac securities may be backed in whole or in part by Fannie Mae MBS. Therefore, our total exposure to Freddie Mac securities included in Fannie Mae REMIC collateral may be lower.

Fannie Mae Second Quarter 2019 Form 10-Q	21

MD&A | Guaranty Book of Business

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. In April 2019, we paid $215 million to the funds based on our new business purchases in 2018. For the first half of 2019, we recognized an expense of $104 million related to this obligation based on our $247.4 billion in new business purchases during the period. We expect to pay this amount to the funds in 2020, plus additional amounts to be accrued based on our new business purchases in the second half of 2019. See “MD&A—Legislation and Regulation—Affordable Housing Allocations” in our First Quarter 2019 Form 10-Q for more information regarding this obligation.
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
The chart below displays the net revenues and net income for each of our business segments for the first half of 2018 compared with the first half of 2019. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)
Segment Allocation Methodology
The majority of our revenues and expenses are directly associated with either our single-family or our multifamily business segment and are included in determining that segment’s operating results. Other revenues and expenses, including administrative expenses, that are not directly attributable to a particular business segment are allocated based on the size of each segment’s guaranty book of business. The substantial majority of the gains and losses associated with our risk management derivatives are allocated to our single-family business segment.
In the following sections, we describe each segment’s business metrics and financial results. We also describe how each segment manages mortgage credit risk and its credit metrics.

Fannie Mae Second Quarter 2019 Form 10-Q	22

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
Presentation of our single-family guaranty book of business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business by using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $2,909 billion as of June 30, 2019 and $2,903 billion as of December 31, 2018.
Single-Family Market Share
Single-Family Mortgage Acquisition Market Share
Our share of the single-family acquisition market, including loans held on lenders’ books, may fluctuate from period to period. We estimate our single-family acquisition market share in the last three years remained within the range of 25% to 30%, based on our current estimates of the amount of single-family first-lien mortgage loans that were originated in the United States, as well as estimates of our competitors’ acquisitions based on publicly available data.
Single-Family Mortgage-Related Securities Issuances Market Share
Our single-family Fannie Mae MBS issuances were $120.1 billion for the second quarter of 2019, compared with $111.3 billion for the second quarter of 2018. The chart below displays our market share, using data available as of publication, of single-family mortgage-related securities issuances in the second quarter of 2019 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
New Single-Family Mortgage-Related Securities Issuances
Second Quarter 2019 Market Share
We estimate our market share of single-family mortgage-related securities issuances was 35% in the second quarter of 2019, compared with 36% in both the first quarter of 2019 and the second quarter of 2018.

Fannie Mae Second Quarter 2019 Form 10-Q	23

MD&A | Single-Family Business

Single-Family Mortgage Market
Housing activity rose slightly in the second quarter of 2019 compared with the first quarter of 2019. Total existing home sales averaged 5.3 million units annualized in the second quarter of 2019, compared with 5.2 million units in the first quarter of 2019, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales decreased during the second quarter of 2019, averaging an annualized rate of 636,000 units, compared with 669,000 units in the first quarter of 2019.
The 30-year fixed mortgage rate averaged 4.01% in the second quarter of 2019, compared with 4.37% in the first quarter of 2019, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2019 will increase from 2018 levels by approximately 7%, from an estimated $1.64 trillion in 2018 to $1.75 trillion in 2019, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from an estimated $477 billion in 2018 to $554 billion in 2019.
Single-Family Business Metrics
Net interest income from guaranty fees for our Single-Family business is driven by the guaranty fees we charge on our single-family guaranty book of business and the size of our single-family guaranty book of business.
Single-Family Guaranty Fee and Book of Business Metrics

(1)
Represents the sum of the average guaranty fee rate for our single-family conventional guaranty arrangements during the period plus the recognition of any upfront cash payments relating to these guaranty arrangements over an estimated average life at the time of acquisition. For the prior period, the methodology used to estimate average life at the time of acquisition has been updated. Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

(2)
Our single-family conventional guaranty book of business consists primarily of single-family conventional mortgage loans underlying Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty; (b) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; or (c) Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized.

Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, decreased from 47.8 basis points in the second quarter of 2018 to 46.7 basis points in the second quarter of 2019, primarily driven by competitive market pressure on guaranty fees and the stronger credit profile of our newly acquired single-family loans.

Fannie Mae Second Quarter 2019 Form 10-Q	24

MD&A | Single-Family Business

Single-Family Business Financial Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(Dollars in millions)
Net interest income(1)	$4,419	$4,723	$(304)	$8,458	$9,284	$(826)
Fee and other income	88	69	19	194	227	(33)
Net revenues	4,507	4,792	(285)	8,652	9,511	(859)
Investment gains, net	417	252	165	511	494	17
Fair value gains (losses), net	(758)	278	(1,036)	(1,645)	1,312	(2,957)
Administrative expenses	(634)	(649)	15	(1,265)	(1,292)	27
Credit-related income(2)	1,126	1,159	(33)	1,644	1,193	451
TCCA fees(1)	(600)	(565)	(35)	(1,193)	(1,122)	(71)
Other expenses, net	(418)	(270)	(148)	(755)	(402)	(353)
Income before federal income taxes	3,640	4,997	(1,357)	5,949	9,694	(3,745)
Provision for federal income taxes	(769)	(1,044)	275	(1,253)	(2,060)	807
Net income	$2,871	$3,953	$(1,082)	$4,696	$7,634	$(2,938)

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit or provision for credit losses and foreclosed property income or expense.
Net interest income
Single-family net interest income decreased in the second quarter and first half of 2019 compared with the second quarter and first half of 2018, primarily due to a decline in net interest income from portfolios and a decline in net amortization income, partially offset by an increase in single-family base guaranty fee income. The drivers of net interest income for the single-family segment for the second quarter and first half of 2019 are consistent with the drivers of net interest income discussed in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Fair value gains (losses), net
Fair value losses in the second quarter and first half of 2019 were primarily driven by decreases in the fair value of our mortgage commitments and our pay-fixed risk management derivatives, and net interest expense accruals on our risk management derivatives. In addition, increases in the fair value of our debt also resulted in fair value losses for the second quarter and first half of 2019. Conversely, fair value gains in the second quarter of 2018 were primarily driven by price decreases on long-term debt of consolidated trusts held at fair value. Fair value gains in the first half of 2018 were primarily driven by increases in the fair value of our mortgage commitments and our pay-fixed risk management derivatives and decreases in fair value on long-term debt of consolidated trusts held at fair value.
The drivers of our fair value gains (losses), net for the single-family segment for all periods presented are consistent with the drivers of fair value gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Credit-related income
Credit-related income in the second quarter and first half of 2019 was primarily driven by the redesignation of certain single-family loans from HFI to HFS; an increase in actual and forecasted home prices; lower actual and projected mortgage interest rates; and changes in loan activity related to loan liquidations. Credit-related income in the second quarter and first half of 2018 was primarily driven by the redesignation of certain single-family loans from HFI to HFS and an increase in actual and forecasted home prices. These factors were partially offset by the impact of higher actual and projected mortgage interest rates in the periods.
See “Consolidated Results of Operations—Credit-Related Income” in this report for more information on our credit-related income.

Fannie Mae Second Quarter 2019 Form 10-Q	25

MD&A | Single-Family Business

Other expenses, net
Other expenses, net increased in the second quarter and first half of 2019 compared with the second quarter and first half of 2018, primarily due to an increase in credit enhancement costs resulting from higher volumes of credit risk transfer transactions. The drivers of other expenses, net for the single-family segment for the second quarter and first half of 2019 are consistent with the drivers discussed in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Other Expenses, net.”
Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2018 Form 10-K. For information on our acquisition and servicing policies, underwriting and servicing standards, quality control process, repurchase requests, and representation and warranty framework, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2018 Form 10-K.
Single-Family Portfolio Diversification and Monitoring
The profile of our single-family guaranty book of business includes the following key loan attributes:

•
Loan-to-value ratio. Loan-to-value (“LTV”) ratio is a strong predictor of credit performance. The likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases. This also applies to the estimated mark-to-market LTV ratios, particularly those over 100%, as this indicates that the borrower’s mortgage balance exceeds the property value.

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

•
Debt-to-income ratio. Debt-to-income (“DTI”) ratio refers to the ratio of a borrower’s outstanding debt obligations (including both mortgage debt and certain other long-term and significant short-term debts) to that borrower’s reported or calculated monthly income, to the extent the income is used to qualify for the mortgage. As a borrower’s DTI ratio increases, the associated risk of default on the loan generally increases, especially if other higher-risk factors are present. From time to time, we revise our guidelines for determining a borrower’s DTI ratio. The amount of income reported by a borrower and used to qualify for a mortgage may not represent the borrower’s total income; therefore, the DTI ratios we report may be higher than borrowers’ actual DTI ratios.

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

Fannie Mae Second Quarter 2019 Form 10-Q	26

MD&A | Single-Family Business

The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. We exclude from the single-family credit statistics reported below approximately 1% of our single-family guaranty book of business for which our loan-level information was incomplete as of June 30, 2019 and December 31, 2018.
We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we submit to the Securities and Exchange Commission (‘‘SEC’‘) with current reports on Form 8-K. Information in our quarterly financial supplements is not incorporated by reference into this report.

Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Original LTV ratio:(4)
<= 60%	15%	16%	15%	17%	19%	19%
60.01% to 70%	11	11	11	12	13	13
70.01% to 80%	37	37	36	38	38	38
80.01% to 90%	14	13	13	12	12	12
90.01% to 95%	15	15	16	14	11	11
95.01% to 100%	8	8	9	7	4	4
Greater than 100%	*	*	*	*	3	3
Total	100%	100%	100%	100%	100%	100%
Weighted average	78%	77%	78%	76%	76%	75%
Average loan amount	$248,993	$231,490	$244,880	$231,890	$171,020	$170,076
Estimated mark-to-market LTV ratio:(5)
<= 60%					55%	54%
60.01% to 70%					18	18
70.01% to 80%					15	16
80.01% to 90%					8	8
90.01% to 100%					4	4
Greater than 100%					*	*
Total					100%	100%
Weighted average					56%	57%
Product type:
Fixed-rate:(6)
Long-term	89%	89%	90%	88%	85%	84%
Intermediate-term	10	9	9	10	13	14
Total fixed-rate	99	98	99	98	98	98
Adjustable-rate	1	2	1	2	2	2
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	97%	97%	97%
2 to 4 units	2	2	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	90%	90%	91%	91%
Condo/Co-op	10	10	10	10	9	9
Total	100%	100%	100%	100%	100%	100%

Fannie Mae Second Quarter 2019 Form 10-Q	27

MD&A | Single-Family Business

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Occupancy type:
Primary residence	91%	89%	90%	89%	89%	89%
Second/vacation home	4	5	4	4	4	4
Investor	5	6	6	7	7	7
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	* %	* %	* %	* %	1%	2%
620 to < 660	4	6	5	6	5	5
660 to < 680	4	5	5	5	5	5
680 to < 700	8	9	8	9	7	7
700 to < 740	24	23	24	23	21	20
>= 740	60	57	58	57	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	746	743	744	743	746	746
DTI ratio at origination:(7)
<= 43%	70%	65%	68%	66%	76%	77%
43.01% to 45%	10	9	10	9	9	9
Greater than 45%	20	26	22	25	15	14
Total	100%	100%	100%	100%	100%	100%
Weighted average	37%	38%	37%	38%	35%	35%
Loan purpose:
Purchase	62%	65%	64%	59%	45%	43%
Cash-out refinance	19	22	20	24	19	20
Other refinance	19	13	16	17	36	37
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	13%	14%	14%	13%	15%	15%
Northeast	13	12	13	13	17	17
Southeast	23	24	23	23	22	22
Southwest	22	22	22	21	18	18
West	29	28	28	30	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2013 and prior					37%	40%
2014					5	6
2015					9	10
2016					15	16
2017					14	15
2018					14	13
2019					6	—
Total					100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

Fannie Mae Second Quarter 2019 Form 10-Q	28

MD&A | Single-Family Business

(1)	Second-lien mortgage loans held by third parties are not reflected in the original LTV or the estimated mark-to-market LTV ratios in this table.

(2)	Calculated based on the unpaid principal balance of single-family loans for each category at time of acquisition.

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

(6)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate loans have maturities equal to or less than 15 years.

(7)	Excludes loans for which this information is not readily available.

(8)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Characteristics of our New Single-Family Loan Acquisitions
The share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans increased in the second quarter of 2019 compared with the second quarter of 2018, primarily due to a lower interest rate environment, which encouraged refinance activity. However, the share of our single-family loan acquisitions consisting of refinance loans decreased in the first half of 2019 compared with the first half of 2018, as the higher interest rate environment in late 2018 discouraged refinance activity in the first quarter of 2019.
The overall volume of our home purchase loan acquisitions was higher in the first half of 2019 compared with the first half of 2018. Typically, home purchase loans have higher LTV ratios than refinance loans. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 90%—from 21% in the first half of 2018 to 25% in the first half of 2019, as well as an increase in the average loan amount of our acquisitions, as home purchase loans are generally larger than refinance loans.
Our share of acquisitions of loans with DTI ratios above 45% decreased in the second quarter of 2019 compared with the second quarter of 2018. This decrease was driven in part by changes in our eligibility guidelines implemented in December 2018 to further limit risk layering, particularly with respect to loans with DTI ratios above 45%, as well as a higher volume of refinance loan acquisitions.
Desktop Underwriter Update
As part of our comprehensive risk management approach, we periodically update our proprietary automated underwriting system, Desktop Underwriter® (“DU”), to reflect changes to our underwriting and eligibility guidelines. In July 2019, we implemented the following changes to DU:

•
HomeReady® income limits. To better align with our housing goals, we changed the income limit requirement for HomeReady loans, our flagship affordable product, to set a maximum borrower income limit of 80% of area median income for the property’s location. Previously, a borrower could be eligible for a HomeReady loan if the borrower’s total annual income did not exceed 100% of area median income or if the property was located in a low-income census tract. We expect this change will reduce the proportion of our loan acquisitions consisting of HomeReady loans, which we also expect may reduce the proportion of our loan acquisitions with LTV ratios over 90%. Approximately 9% of our single-family conventional loan acquisitions in the second quarter of 2019 consisted of HomeReady loans.

•
DU eligibility assessment. As part of normal business operations, we regularly review DU to determine whether its risk analysis and eligibility assessment are appropriate based on the current market environment and loan performance information. As a result of our most recent review, we updated the DU eligibility assessment to better align the mix of business delivered to us with the composition of business in the overall market. We expect this change will result in fewer acquisitions of loans with multiple higher-risk characteristics.

We will continue to monitor loan acquisitions and market conditions and, as appropriate, make changes in our eligibility criteria so that the loans we acquire are consistent with our risk appetite.
For further information regarding Desktop Underwriter, please see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2018 Form 10-K.
For a discussion of factors that may impact the credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2018 Form 10-K. In this section of our 2018 Form 10-K, we also provide more information on the credit characteristics of

Fannie Mae Second Quarter 2019 Form 10-Q	29

MD&A | Single-Family Business

loans in our single-family guaranty book of business, including Home Affordable Refinance Program® (“HARP®”) and Refi PlusTM loans, jumbo-conforming and high-balance loans, reverse mortgages and mortgage products with rate resets.
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
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. For a description of primary mortgage insurance and the other types of credit enhancements specified in the table, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” in our 2018 Form 10-K. For a discussion of our exposure to and management of the institutional counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” in our 2018 Form 10-K and “Note 10, Concentrations of Credit Risk” in this report.

Single-Family Loans with Credit Enhancement
	As of
	June 30, 2019		December 31, 2018
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$628	21%	$618	21%
Connecticut Avenue Securities	820	28	798	27
Credit Insurance Risk TransferTM (“CIRTTM”)	261	9	243	8
Lender risk sharing	137	5	102	4
Less: Loans covered by multiple credit enhancements	(417)	(14)	(394)	(13)
Total single-family loans with credit enhancement	$1,429	49%	$1,367	47%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. In most of our credit risk transfer transactions, we transfer a significant portion of the losses we expect would be incurred in a stressed credit environment, such as a severe or prolonged economic downturn. We continually evaluate our credit risk transfer transactions which, in addition to managing our credit risk, also affect our returns on capital and the amount of capital we would be required to hold under FHFA’s proposed capital requirements. We discuss FHFA’s proposed capital rule in “Business—Charter Act and Regulation—GSE Act and Other Regulation” in our 2018 Form 10-K.
During the first half of 2019, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $148 billion at the time of the transactions. As of June 30, 2019, approximately 42% of the loans in our single-family conventional guaranty book of business, measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction.

Fannie Mae Second Quarter 2019 Form 10-Q	30

MD&A | Single-Family Business

The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to June 30, 2019
(Dollars in billions)
Senior	Fannie Mae(1)				Initial Reference Pool(5)
	$1,671

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$2	$9	$35	$3	$1,736

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$4	$3

Outstanding as of June 30, 2019
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(5)(7)
	$1,190

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$1	$8	$24	$3	$1,242

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$4	$3

(1)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(2)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(3)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $4 billion outstanding as of June 30, 2019.

(4)	For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.

(5)	For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.

(6)	For CAS transactions, “First Loss” represents all B tranche balances.

(7)
For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,218 billion as of June 30, 2019.

The decreases in outstanding balances from issuance to June 30, 2019 in the senior and mezzanine tranches are a result of paydowns.

Fannie Mae Second Quarter 2019 Form 10-Q	31

MD&A | Single-Family Business

The following table displays the approximate cash paid or transferred to investors for these credit risk transfer transactions. The cash represents the portion of guaranty fee paid to investors as compensation for taking on a share of the credit risk. These expenses increased from the first half of 2018 to the first half of 2019 as the percentage of our single-family conventional guaranty book of business on which we have transferred a portion of credit risk increased.

Credit Risk Transfer Transactions
	For the Six Months Ended June 30,
	2019	2018
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$474	$425
CIRT transactions	174	130
Lender risk-sharing transactions	134	59

(1)
Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for CAS REMICTM transactions. “CAS REMICs” are Connecticut Avenue Securities that are structured as notes issued by trusts that qualify as REMICs.

We updated the following terms of our July 2019 CAS REMIC transaction compared to our prior CAS REMIC transactions: extended the term from 12.5 years to 20 years; shortened the call option from 10 years to 7 years; and retained a smaller first-loss position (that is, investors purchased a larger portion of the risk that we refer to as the first-loss tranche). These updates were primarily designed to further reduce the amount of capital we would be required to hold for the associated loans in the reference pool under FHFA’s proposed capital framework. We currently expect that our future CAS REMIC transactions will contain similar terms.
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

Fannie Mae Second Quarter 2019 Form 10-Q	32

MD&A | Single-Family Business

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2019	December 31, 2018	June 30, 2018
Delinquency status:
30 to 59 days delinquent	1.47%	1.37%	1.34%
60 to 89 days delinquent	0.35	0.38	0.34
Seriously delinquent (“SDQ”)	0.70	0.76	0.97
Percentage of SDQ loans that have been delinquent for more than 180 days	52%	49%	55%
Percentage of SDQ loans that have been delinquent for more than two years	12	12	13

	For the Six Months Ended June 30,
	2019	2018
Single-family SDQ loans (number of loans):
Beginning balance	130,440	212,183
Additions	101,121	119,040
Removals:
Modifications and other loan workouts	(24,653)	(54,435)
Liquidations and sales	(24,395)	(37,242)
Cured or less than 90 days delinquent	(63,394)	(73,315)
Total removals	(112,442)	(164,992)
Ending balance	119,119	166,231
Our single-family serious delinquency rate decreased as of June 30, 2019 compared with June 30, 2018 primarily because many delinquent borrowers in the regions affected by the 2017 hurricanes continued to resolve their loan delinquencies in 2018. Additionally, sales of nonperforming loans and improved loan payment performance drove down the volume of seriously delinquent loans during the period. The decrease in our single-family serious delinquency rate in the first half of 2019 was primarily driven by improved loan payment performance.
Certain higher-risk loan categories, such as Alt-A loans, loans with mark-to-market LTV ratios greater than 100%, and our 2005 through 2008 loan vintages, continue to exhibit higher-than-average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 4% of our single-family book of business as of June 30, 2019, but constituted 38% of our seriously delinquent single-family loans as of June 30, 2019 and drove 66% of our single-family credit losses in the first half of 2019. In addition, loans in certain judicial foreclosure states such as Florida, New Jersey and New York with historically long foreclosure timelines have exhibited higher-than-average delinquency rates and/or account for a higher share of our credit losses.

Fannie Mae Second Quarter 2019 Form 10-Q	33

MD&A | Single-Family Business

The table below displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. Percentage of book outstanding calculations are based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family conventional guaranty book of business for which we have detailed loan-level information. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2019			December 31, 2018			June 30, 2018
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	6%	0.33%	19%	6%	0.34%	19%	5%	0.36%
Florida	6	9	0.94	6	10	1.16	6	17	2.51
New Jersey	4	6	1.28	4	5	1.38	4	5	1.68
New York	5	8	1.32	5	8	1.40	5	7	1.66
All other states	66	71	0.69	66	71	0.75	66	66	0.88
Product type:
Alt-A(2)	2	11	3.25	2	11	3.35	2	12	4.21
Vintages:
2004 and prior	3	22	2.61	3	23	2.69	3	23	3.00
2005-2008	4	38	4.45	5	39	4.61	6	41	5.54
2009-2019	93	40	0.32	92	38	0.34	91	36	0.41
Estimated mark-to-market LTV ratio:
<= 60%	55	51	0.55	54	48	0.58	55	45	0.69
60.01% to 70%	18	17	0.81	18	17	0.87	18	17	1.07
70.01% to 80%	15	14	0.83	16	14	0.90	15	15	1.19
80.01% to 90%	8	9	1.10	8	10	1.24	8	10	1.69
90.01% to 100%	4	4	1.15	4	5	1.33	3	6	2.46
Greater than 100%	*	5	10.63	*	6	9.85	1	7	11.41
Credit enhanced:(3)
Primary MI & other(4)	22	26	1.01	21	26	1.11	20	24	1.40
Credit risk transfer(5)	42	11	0.24	39	10	0.24	36	8	0.29
Non-credit enhanced	51	68	0.79	53	69	0.85	56	71	1.06

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)	For a description of our Alt-A loan classification criteria, see “MD&A—Glossary of Terms Used in this Report” in our 2018 Form 10-K.

(3)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2019 was 49%.

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

(5)
Refers to loans included in reference pools for credit risk transfer transactions, including loans in these transactions that are also covered by primary mortgage insurance. For CAS and some lender risk-sharing transactions, this represents outstanding unpaid principal balance of the underlying loans on the single-family mortgage credit book, not the outstanding reference pool, as of the specified date. Loans included in our credit risk transfer transactions have all been acquired since 2012. Newer vintages typically have significantly lower delinquency rates than more seasoned loans.

Fannie Mae Second Quarter 2019 Form 10-Q	34

MD&A | Single-Family Business

Loan Workout Metrics
Our loan workouts reflect:

•	our home retention solutions, including loan modifications, repayment plans and forbearances; and

•	foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type for the first half of 2018 compared with the first half of 2019, as well as the number of loan workouts for each period.
Loan Workout Activity
(Dollars in billions)

(1)
Consists of loan modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent. Excludes trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment and forbearance plans that have been initiated but not completed. There were approximately 18,000 loans in a trial modification period as of June 30, 2019.

(2)	Consists of short sales and deeds-in-lieu of foreclosure.
The decrease in home retention solutions in the first half of 2019 compared with the first half of 2018 was primarily driven by improved loan performance and a decrease in the volume of modifications and forbearances granted, which was elevated in 2018 due to the number of borrowers affected by the 2017 hurricanes.

Fannie Mae Second Quarter 2019 Form 10-Q	35

MD&A | Single-Family Business

REO Management
If a loan defaults, we acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our foreclosure activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Six Months Ended June 30,

	2019	2018
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	20,156	26,311
Acquisitions by geographic area:(2)
Midwest	2,521	3,284
Northeast	2,698	3,419
Southeast	3,453	4,403
Southwest	1,530	1,972
West	926	996
Total REO acquisitions(1)	11,128	14,074
Dispositions of REO	(13,371)	(18,378)
End of period inventory of single-family REO properties(1)	17,913	22,007
Carrying value of single-family REO properties (dollars in millions)	$2,314	$2,696
Single-family foreclosure rate(3)	0.13%	0.16%
REO net sales price to unpaid principal balance(4)	78%	77%
Short sales net sales price to unpaid principal balance(5)	77%	77%

(1)
Includes acquisitions through foreclosure and deeds-in-lieu of foreclosure. Also includes held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 8 to the “Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” table for states included in each geographic region.

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

Single-family REO properties declined in the first half of 2019 compared with the first half of 2018 primarily due to a reduction in REO acquisitions from serious delinquencies aged greater than 180 days, driven by improved loan performance and the continued sale of nonperforming loans.
Other Single-Family Credit Information
Single-Family Credit Loss Performance Metrics
The amount of credit loss or income we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations and charge-offs, net of recoveries. The table below displays the components of our single-family credit loss performance metrics, as well as our single-family initial charge-off severity rate.
Our credit loss performance metrics are not defined terms within generally accepted accounting principles in the United States of America (“GAAP”) and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe these credit loss performance metrics may be useful to investors because they are presented as a percentage of our guaranty book of business and have historically been used by analysts, investors and other companies within the financial services industry.

Fannie Mae Second Quarter 2019 Form 10-Q	36

MD&A | Single-Family Business

Single-Family Credit Loss Performance Metrics
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2019			2018			2019			2018
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$(534)	7.4	bps	$(651)	8.8	bps	$(860)	5.9	bps	$(1,043)	7.1	bps
Foreclosed property expense	(126)	1.7		(136)	1.9		(269)	1.9		(298)	2.0
Credit losses and credit loss ratio	$(660)	9.1	bps	$(787)	10.7	bps	$(1,129)	7.8	bps	$(1,341)	9.1	bps
Single-family initial charge-off severity rate(2)		7.51%			10.68%			8.41%			12.08%

(1)	Basis points are calculated based on the amount of each line item divided by the average single-family conventional guaranty book of business during the period.

(2)
Credit losses on single-family loans initially charged off during the period divided by the average defaulted unpaid principal balance of those loans. The initial charge-off event is defined as the earliest of (1) when the loan is charged off pursuant to the provisions of the Advisory Bulletin, or (2) when there is a short sale, deed-in-lieu of foreclosure, or foreclosure of the underlying collateral. This severity rate does not reflect any gains or losses associated with subsequent events, such as REO transactions that occur after we acquire the property.

Our single-family credit losses and credit loss ratio decreased in the second quarter and first half of 2019 compared with the second quarter and first half of 2018 primarily due to reduced foreclosures and foreclosure alternatives, lower charge-off expenses on the loans we redesignated from HFI to HFS, and lower charge-off severity rates due to continued home price appreciation.
For information on our credit-related income or expense, which includes changes in our allowance, see “Single-Family Financial Results.”
Single-Family Loss Reserves
Our single-family loss reserves, which include our allowance for loan losses and reserve for guaranty losses, provide for an estimate of credit losses incurred in our single-family guaranty book of business, including concessions we granted borrowers upon modification of their loans. The table below summarizes the changes in our single-family loss reserves.

Single-Family Loss Reserves
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(13,019)	$(18,568)	$(14,007)	$(19,155)
Benefit for credit losses	1,252	1,295	1,913	1,491
Charge-offs	561	738	947	1,214
Recoveries	(27)	(87)	(87)	(171)
Other	(6)	(16)	(5)	(17)
Ending balance	$(11,239)	$(16,638)	$(11,239)	$(16,638)

			As of
			June 30, 2019	December 31, 2018
Loss reserves as a percentage of:
Single-family guaranty book of business			0.39%	0.49%
Recorded investment in nonaccrual loans			37.95	44.24

Fannie Mae Second Quarter 2019 Form 10-Q	37

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

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
TDRs on accrual status	$92,357	$98,320
Nonaccrual loans	29,614	31,658
Total TDRs on accrual status and nonaccrual loans	$121,971	$129,978
Accruing on-balance sheet loans past due 90 days or more(1)	$206	$228

	For the Six Months Ended June 30,

	2019	2018
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$917	$1,306
Interest income recognized(3)	2,460	2,918

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
Presentation of our multifamily guaranty book of business
For purposes of the information reported in this “Multifamily Business” section, we measure our multifamily guaranty book of business by using the unpaid principal balance of mortgage loans underlying Fannie Mae MBS. By contrast, the multifamily guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, the unpaid principal balance of our multifamily guaranty book of business was $322.6 billion as of June 30, 2019 and $305.9 billion as of December 31, 2018.
Multifamily Mortgage Market
National multifamily market fundamentals, which include factors such as vacancy rates and rents, improved during the second quarter of 2019, most likely due to ongoing job growth, favorable demographic trends, and renter household formations.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.3% as of June 30, 2019, compared with 5.5% as of March 31, 2019.

Fannie Mae Second Quarter 2019 Form 10-Q	38

MD&A | Multifamily Business

•
Rents. Effective rents are estimated to have increased during the second quarter of 2019, with national asking rents increasing by an estimated 1.0% in the second quarter of 2019, compared with 0.5% during the first quarter of 2019.

Continued demand for multifamily rental units during the second quarter of 2019 was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 36,000 units, according to data from Reis, Inc., compared with approximately 46,000 units during the first quarter of 2019.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals has helped to increase property values in most metropolitan areas. It is estimated that approximately 440,000 new multifamily units will be completed in 2019. The bulk of this new supply is concentrated in a limited number of metropolitan areas. Although multifamily fundamentals remain positive, we believe an increase in supply will result in a continuing slowdown in national net absorption rates and effective rents in 2019 compared with recent years.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students and for families with the greatest economic need. Over 90% of the multifamily units we financed in the second quarter of 2019 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.
FHFA’s 2019 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $35.0 billion, excluding certain targeted affordable and underserved market business segments. Approximately 56% of our multifamily new business volume of $34.1 billion for the first half of 2019 counted toward FHFA’s 2019 multifamily volume cap.

Fannie Mae Second Quarter 2019 Form 10-Q	39

MD&A | Multifamily Business

Multifamily Business Financial Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(Dollars in millions)
Net interest income	$731	$654	$77	$1,425	$1,325	$100
Fee and other income	158	170	(12)	279	332	(53)
Net revenues	889	824	65	1,704	1,657	47
Fair value gains (losses), net	4	(49)	53	60	(38)	98
Administrative expenses	(110)	(106)	(4)	(223)	(213)	(10)
Credit-related income (expense)(1)	(29)	(2)	(27)	(37)	19	(56)
Other expenses, net(2)	(73)	(71)	(2)	(105)	(134)	29
Income before federal income taxes	681	596	85	1,399	1,291	108
Provision for federal income taxes	(120)	(92)	(28)	(263)	(207)	(56)
Net income	$561	$504	$57	$1,136	$1,084	$52

(1)	Consists of the benefit or provision for credit losses and foreclosed property income or expense.

(2)	Consists of investment gains, gains or losses from partnership investments and other income or expenses.
Net interest income
Multifamily net interest income is primarily driven by guaranty fee income. Guaranty fee income increased in the second quarter and first half of 2019 as compared with the second quarter and first half of 2018 as a result of growth in our multifamily guaranty book of business, partially offset by a decrease in charged guaranty fees on the guaranty book.

(1)
Our multifamily guaranty book of business consists of multifamily mortgage loans underlying Fannie Mae MBS outstanding, multifamily mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Our average charged guaranty fee has trended downward from 2018 to 2019, driven by competitive market pressure on guaranty fees charged on newly acquired multifamily loans.
Fee and other income
Fee and other income in all periods presented was primarily driven by yield maintenance fees resulting from prepayment activity.

Fannie Mae Second Quarter 2019 Form 10-Q	40

MD&A | Multifamily Business

Fair value gains (losses), net
Depending on portfolio activity, our Multifamily business may be in a net buy or net sell position during any given period. Fair value gains in the first half of 2019 were primarily driven by gains on commitments to buy multifamily mortgage-related securities as a result of increases in prices as interest rates decreased during the commitment periods.
Fair value losses in the second quarter and first half of 2018 were primarily driven by losses on commitments to buy multifamily mortgage-related securities as a result of increasing interest rates during the commitment periods.
Credit-related income (expense)
Credit-related expense in the second quarter and first half of 2019 was primarily driven by an increase in the allowance for loan losses due to a slight increase in downgrades on loan risk ratings resulting in a larger population of substandard loans and an increase in the individually impaired loan population. See “Multifamily Mortgage Credit Risk Management—Multifamily Portfolio Diversification and Monitoring” for more information regarding substandard loans.
Credit-related income in the first half of 2018 was primarily driven by a decrease in the allowance for loan losses as a result of updated estimated losses from the 2017 hurricanes.
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
At underwriting, we evaluate the DSCR based on both actual and underwritten debt service payments. Underwritten debt service payments are based on debt service calculations that include both principal and interest payments. The original DSCR for the loan is calculated using these underwritten debt service payments rather than the actual debt service payments, which, depending on the interest rate of the loan and loan structure, may result in a more conservative estimate of the debt service payments. This approach is used for all loans, including those with full and partial interest-only terms.
The following table displays key risk characteristics of our multifamily guaranty book of business.

Multifamily Guaranty Book of Business Key Risk Characteristics
	As of
	June 30, 2019	December 31, 2018	June 30, 2018
Weighted average original LTV ratio	66%	66%	67%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	11	12	13
Full interest-only loans	26	24	22
Partial interest-only loans(1)	49	49	48
(1) Consists of mortgage loans that were underwritten with an interest-only term, regardless of whether the loan is currently in its interest-only period.
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we submit to the SEC with current reports on Form 8-K. Information in our quarterly financial supplements is not incorporated by reference into this report.
Transfer of Multifamily Mortgage Credit Risk
Lender risk-sharing is a cornerstone of our Multifamily business. We primarily transfer risk through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. DUS lenders receive credit risk-related revenues for their respective portion of credit risk retained, and, in turn, are required to fulfill any loss sharing obligation. This aligns the interests of the lender and Fannie Mae throughout the life of the loan.
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. In the first half of 2019, nearly 100% of our new multifamily business volume had lender risk-sharing.

Fannie Mae Second Quarter 2019 Form 10-Q	41

MD&A | Multifamily Business

As of June 30, 2019 and December 31, 2018, 98% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing.
To complement our lender risk-sharing program through our DUS model, we engage in multifamily CIRT transactions, pursuant to which we transfer a portion of the mortgage credit risk on multifamily loans in our multifamily guaranty book of business to insurers or reinsurers. As of June 30, 2019, we have completed five multifamily CIRT transactions since the inception of the program, which covered multifamily loans with an unpaid principal balance of approximately $51.3 billion at the time of the transactions. As of June 30, 2019, 15% of the loans in our multifamily guaranty book of business, measured by unpaid principal balance, were covered by a CIRT transaction.
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size and credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of June 30, 2019 and December 31, 2018. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer.
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
The percentage of our multifamily loans categorized as substandard based on these characteristics increased from 2018 to 2019 but has remained relatively flat in 2019, driven by profitability pressure on certain properties in competitive markets. Substandard loans are loans that have a well-defined weakness that could impact the timely full repayment. While the vast majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of the full substandard loan population.
Multifamily Problem Loan Management and Foreclosure Prevention
The multifamily serious delinquency rate was 0.05% as of June 30, 2019, compared with 0.06% as of December 31, 2018 and 0.10% as of June 30, 2018. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. The decrease in the multifamily serious delinquency rate from June 30, 2018 to June 30, 2019 resulted primarily from a decrease in delinquent loans subject to forbearance agreements granted to borrowers in the regions affected by the 2017 hurricanes.
Other Multifamily Credit Information
Multifamily Credit Loss Performance Metrics
The amount of credit loss or income we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity and charge-offs, net of recoveries. Our credit performance metrics are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our credit performance metrics may be useful to investors because they have historically been used by analysts, investors and other companies within the financial services industry.
We had $4 million in multifamily credit losses in the second quarter of 2019 and in the second quarter of 2018. We had $1 million in multifamily credit losses in the first half of 2019 compared with $8 million in the first half of 2018.
Credit losses in the second quarter of 2019 were driven by charge-off activity partially offset by recoveries on previously charged-off amounts. Credit losses in the first half of 2019 were driven by charge-off activity in the second quarter, largely offset by small net gains on the sale of foreclosed properties and recoveries on previously charged-off amounts.
For information on our credit-related income or expense, which includes changes in our allowance, see “Multifamily Financial Results.”

Fannie Mae Second Quarter 2019 Form 10-Q	42

MD&A | Multifamily Business

Multifamily Loss Reserves
The table below summarizes the changes in our multifamily loss reserves, which includes our allowance for loan losses and our reserve for guaranty losses for multifamily loans.

Multifamily Loss Reserves
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(256)	$(220)	$(245)	$(245)
Benefit (provision) for credit losses	(27)	1	(38)	22
Charge-offs	4	1	4	5
Recoveries	(2)	—	(2)	—
Ending balance	$(281)	$(218)	$(281)	$(218)

			As of
			June 30, 2019	December 31, 2018
Loss reserves as a percentage of multifamily guaranty book of business			0.09%	0.08%
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

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
TDRs on accrual status	$48	$55
Nonaccrual loans	513	492
Total TDRs on accrual status and nonaccrual loans	$561	$547

	For the Six Months
	Ended June 30,
	2019	2018
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$12	$16
Interest income recognized(2)	1	—

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

REO Management
The number of multifamily foreclosed properties held for sale was 16 properties with a carrying value of $83 million as of June 30, 2019, compared with 16 properties with a carrying value of $81 million as of December 31, 2018.

Fannie Mae Second Quarter 2019 Form 10-Q	43

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
The chart and table below display information on the outstanding short-term and long-term debt of Fannie Mae based on original contractual maturity. The decrease in debt of Fannie Mae from December 31, 2018 to June 30, 2019 was primarily driven by lower funding needs, as our retained mortgage portfolio continued to decline. We did not replace all of our debt of Fannie Mae that paid off during the first half of 2019 with new debt issuances.

Selected Debt Information
	As of
	December 31, 2018	June 30, 2019
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	2.29%	2.39%
Interest rate on long-term debt, including portion maturing within one year	2.83%	3.03%
Interest rate on callable long-term debt	2.95%	3.28%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	163	121
Weighted-average maturity of debt maturing in more than one year (in months)	63	63
Other Data
Outstanding callable debt	$64.3	$52.9
Connecticut Avenue Securities debt(2)	$25.6	$24.2

(1)
Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis adjustments and fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts include unamortized cost basis adjustments and fair value adjustments of $174 million and $432 million as of June 30, 2019 and December 31, 2018, respectively.

(2)
Represents CAS debt issued prior to the implementation of our CAS REMIC structure in November 2018. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2018 Form 10-K and in this report for information regarding our Connecticut Avenue Securities.

Fannie Mae Second Quarter 2019 Form 10-Q	44

MD&A | Liquidity and Capital Management

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
In addition to an ongoing decrease in funding needs, the decline in our issuances and payoffs of short-term debt during the first half of 2019 compared with the first half of 2018 was due to our use of SOFR-indexed floating rate debt. Because this debt generally had a longer term to maturity than the short-term debt we used in the first half of 2018, the payoffs and reissuances were not as frequent.

Activity in Debt of Fannie Mae
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$134,858	$121,106	$256,768	$340,394
Weighted-average interest rate	2.37%	1.64%	2.36%	1.41%
Long-term:(1)
Amount	$4,800	$6,395	$11,395	$11,563
Weighted-average interest rate	2.42%	3.00%	2.54%	2.98%
Total issued:
Amount	$139,658	$127,501	$268,163	$351,957
Weighted-average interest rate	2.38%	1.70%	2.37%	1.46%
Paid off during the period:(2)
Short-term:
Amount	$134,902	$130,361	$258,628	$348,039
Weighted-average interest rate	2.24%	1.53%	2.17%	1.31%
Long-term:(1)
Amount	$9,100	$12,406	$24,910	$30,186
Weighted-average interest rate	1.83%	1.28%	1.78%	1.41%
Total paid off:
Amount	$144,002	$142,767	$283,538	$378,225
Weighted-average interest rate	2.22%	1.51%	2.14%	1.31%

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

Fannie Mae Second Quarter 2019 Form 10-Q	45

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.

Other Investments Portfolio
(Dollars in billions)
Cash Flows
Six Months Ended June 30, 2019. Cash, cash equivalents and restricted cash increased from $49.4 billion as of December 31, 2018 to $61.0 billion as of June 30, 2019. The increase was primarily driven by cash inflows from the sale of Fannie Mae MBS to third parties and the net decrease in federal funds sold and securities purchased under agreements to resell or similar agreements.
Partially offsetting these cash inflows were cash outflows primarily from purchases of loans held for investment and the redemption of funding debt, which outpaced issuances, due to lower funding needs.
Six Months Ended June 30, 2018. Cash, cash equivalents and restricted cash decreased from $60.3 billion as of December 31, 2017 to $48.7 billion as of June 30, 2018. The decrease was primarily driven by cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the purchase of Fannie Mae MBS from third parties, and (3) the acquisition of delinquent loans out of MBS trusts.
Partially offsetting these cash outflows were cash inflows from, among other things, (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Credit Ratings
As of June 30, 2019, our credit ratings have not changed since we filed our 2018 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2018 Form 10-K.
Capital Management
Regulatory Capital
The deficit of our core capital over statutory minimum capital was $137.0 billion as of June 30, 2019 and $137.1 billion as of December 31, 2018. For information on our current and proposed capital requirements, see “Business—Charter Act and Regulation—GSE Act and Other Regulation” and “Note 12, Regulatory Capital Requirements” in our 2018 Form 10-K.

Fannie Mae Second Quarter 2019 Form 10-Q	46

MD&A | Liquidity and Capital Management

Capital Activity
The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. Because we had a net worth of $5.4 billion as of March 31, 2019, we paid Treasury a second quarter 2019 dividend of $2.4 billion on June 28, 2019. We expect to pay Treasury a third quarter 2019 dividend of $3.4 billion by September 30, 2019 based on our net worth of $6.4 billion as of June 30, 2019.
See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2018 Form 10-K for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” in our 2018 Form 10-K for a discussion of the risks associated with the limit on our capital reserves.
Off-Balance Sheet Arrangements

Our off-balance sheet arrangements result primarily from the following:

•	our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments, over which we do not have control;

•	liquidity support transactions; and

•	partnership interests.
Following our implementation of the Single Security Initiative in June 2019, some of the securities we issue are structured securities backed, in whole or in part, by Freddie Mac securities. When we issue a structured security, we provide a guaranty that we will supplement amounts received from the underlying mortgage-related security as required to permit timely payment of principal and interest on the certificates related to the resecuritization trust. Accordingly, when we issue structured securities backed in whole or in part by Freddie Mac securities, we extend our guaranty to the underlying Freddie Mac security included in the structured security. Our issuance of structured securities backed in whole or in part by Freddie Mac securities creates additional off-balance sheet exposure as we do not have control over the Freddie Mac mortgage loan securitizations. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our condensed consolidated balance sheet, giving rise to off-balance sheet exposure.
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $27.9 billion as of June 30, 2019. Approximately $5.7 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers. Additionally, off-balance sheet exposure includes approximately $2.0 billion of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs; however, a portion of these Freddie Mac securities may be backed in whole or in part by Fannie Mae MBS. Therefore, our total exposure to Freddie Mac securities included in Fannie Mae REMIC collateral may be lower. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS and other financial guarantees was $21.1 billion as of December 31, 2018. We did not have any Freddie Mac-issued UMBS backing Fannie Mae structured securities as of December 31, 2018.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.

•
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $7.7 billion as of June 30, 2019 and $8.3 billion as of December 31, 2018. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.

•
We make investments in various limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities. When we do not have a controlling financial interest in those entities, our condensed consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities.

Fannie Mae Second Quarter 2019 Form 10-Q	47

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
Institutional Counterparty Credit Risk Management
This section updates our discussion of institutional counterparty credit risk management in our 2018 Form 10-K. See “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors—Credit Risk” in our 2018 Form 10-K for additional information, including our exposure to institutional counterparty credit risk and our strategy for managing this risk.
Counterparty Credit Risk Exposure arising from the Single Security Initiative
The Single Security Initiative has increased our credit risk exposure and operational risk exposure to Freddie Mac, and our risk exposure to Freddie Mac is expected to increase as we issue more structured securities backed by Freddie Mac securities going forward. With implementation of the Single Security Initiative, we now issue structured securities backed by Fannie Mae MBS, Freddie Mac securities, or both. Our inclusion of Freddie Mac securities as collateral for the structured securities that we issue increases our counterparty credit risk exposure to Freddie Mac. In the event Freddie Mac were to fail (for credit or operational reasons) to make a payment on a payment date on Freddie Mac securities that we had resecuritized in a Fannie Mae-issued structured security, we would be responsible for making the entire payment on the Freddie Mac securities included in that structured security in order to make payments on any of our outstanding single-family Fannie Mae MBS to be paid on that payment date. Accordingly, as the amount of structured securities we issue that are backed by Freddie Mac securities grows, if Freddie Mac were to fail to meet its obligations to us under the terms of these securities, it could have a material adverse effect on our earnings and financial condition. We believe the risk of default by Freddie Mac is negligible because of the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury. As described in “Single Security Initiative & Common Securitization Platform,” in June 2019, we and Freddie Mac entered into an indemnification agreement pursuant to which Freddie Mac has agreed to indemnify us for losses caused by its failure to meet its payment and certain other obligations relating to the Freddie Mac securities that we have resecuritized into Fannie Mae-issued structured securities.
As of June 30, 2019, approximately $7.7 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities. We had no such transactions or activity in 2018. See “Single Security Initiative & Common Securitization Platform” and “Risk Factors” in this report for more information on the Single Security Initiative and the risks associated with the Single Security Initiative.
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

Fannie Mae Second Quarter 2019 Form 10-Q	48

MD&A | Risk Management

Measurement of Interest Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended June 30, 2019 and 2018.
For information on how we measure our interest rate risk, see our 2018 Form 10-K in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.”

Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of (1)(2)
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Rate level shock:
-100 basis points	$125	$(286)
-50 basis points	73	(119)
+50 basis points	(32)	48
+100 basis points	(1)	29
Rate slope shock:
-25 basis points (flattening)	12	(7)
+25 basis points (steepening)	(12)	6

	For the Three Months Ended June 30,(1)(3)
	2019			2018
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.01	$(14)	$(18)	0.02	$(3)	$(55)
Minimum	(0.03)	(24)	(73)	(0.02)	(12)	(115)
Maximum	0.07	(3)	10	0.06	0	(29)
Standard deviation	0.02	6	17	0.01	2	16

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
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero years in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of June 30, 2019. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Fannie Mae Second Quarter 2019 Form 10-Q	49

MD&A | Risk Management

Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of (1)
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Before derivatives	$(430)	$(535)
After derivatives	(32)	48
Effect of derivatives	398	583

(1)	Measured on the last business day of each period presented.
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
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:

•	our future profitability, financial condition and results of operations, and the factors that will affect them;

•	volatility in our future financial results, factors that may affect that volatility, and efforts we may make to address volatility;

•	the impact of our adoption of the CECL standard on our business, financial condition and results of operations;

•	our business plans and strategies and the impact of such plans and strategies;

•
continued consideration of housing finance reform by the Administration, FHFA and Congress, and the impact of such reform on our structure and role in the future, and on our business and competitive environment;

•	our dividend payments to Treasury;

Fannie Mae Second Quarter 2019 Form 10-Q	50

MD&A | Forward-Looking Statements

•	our retained mortgage portfolio;

•	the impact of legislation and regulation on our business or financial results;

•	our payments to HUD and Treasury funds under the GSE Act;

•	our plans relating to and the effects of our credit risk transfer transactions;

•	factors that could affect or mitigate our credit risk exposure;

•	mortgage market and economic conditions (including home price appreciation rates) and the impact of such conditions on our business or financial results;

•	the risks to our business;

•	our loan acquisitions, the credit risk profile of such acquisitions, and the factors that will affect them; and

•	our response to legal and regulatory proceedings and their impact on our business or financial condition.
Forward-looking statements reflect our management’s current expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active and that otherwise impact our business plans. Forward-looking statements are not guaranties of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:

•	the uncertainty of our future;

•	future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation (including all or any portion of Treasury’s Housing Reform Plan);

•	actions by FHFA, Treasury, HUD, the CFPB or other regulators that affect our business;

•	changes in the structure and regulation of the financial services industry;

•	the timing and level of, as well as regional variation in, home price changes;

•	changes in interest rates and credit spreads;

•	uncertainties relating to the potential discontinuance of LIBOR, or other market changes that could impact the loans we own or guarantee or our MBS;

•	credit availability;

•	disruptions or instability in the housing and credit markets;

•	the size and our share of the U.S. mortgage market and the factors that affect them, including population growth and household formation;

•	growth, deterioration and the overall health and stability of the U.S. economy, including the U.S. GDP, unemployment rates, personal income and other indicators thereof;

•	changes in the fiscal and monetary policies of the Federal Reserve;

•	our and our competitors’ future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

•	the volume of mortgage originations;

•	the size, composition and quality of our guaranty book of business and retained mortgage portfolio;

•	the competitive environment in which we operate, including the impact of legislative or other developments on levels of competition in our industry and other factors affecting our market share;

•	the life of the loans in our guaranty book of business;

•	challenges we face in retaining and hiring qualified executives and other employees;

•	our future serious delinquency rates;

•	the deteriorated credit performance of many loans in our guaranty book of business;

•	changes in the demand for Fannie Mae MBS, in general or from one or more major groups of investors;

•	our conservatorship, including any changes to or termination (by receivership or otherwise) of the conservatorship and its effect on our business;

•	the investment by Treasury and its effect on our business;

Fannie Mae Second Quarter 2019 Form 10-Q	51

MD&A | Forward-Looking Statements

•	adverse effects from activities we undertake to support the mortgage market and help borrowers;

•	actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or actions relating to the Single Security Initiative;

•	limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•	a decrease in our credit ratings;

•	limitations on our ability to access the debt capital markets;

•	significant changes in modification and foreclosure activity;

•	the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

•	changes in borrower behavior;

•	the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies;

•	defaults by one or more institutional counterparties;

•	resolution or settlement agreements we may enter into with our counterparties;

•	our need to rely on third parties to fully achieve some of our corporate objectives;

•	our reliance on mortgage servicers;

•	changes in GAAP, guidance by the Financial Accounting Standards Board and changes to our accounting policies;

•	changes in the fair value of our assets and liabilities;

•	the stability and adequacy of the systems and infrastructure that impact our operations, including ours and those of CSS, our other counterparties and other third parties;

•	operational control weaknesses;

•	our reliance on models and future updates we make to our models, including the assumptions used by these models;

•	domestic and global political risks and uncertainties;

•	natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events;

•	cyber attacks or other information security breaches or threats; and

•	the other factors described in “Risk Factors” in this report and in our 2018 Form 10-K.
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

Fannie Mae Second Quarter 2019 Form 10-Q	52

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	June 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$30,791	$25,557
Restricted cash (includes $24,765 and $17,849, respectively, related to consolidated trusts)	30,179	23,866
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,562	32,938
Investments in securities:
Trading, at fair value (includes $2,775 and $3,061, respectively, pledged as collateral)	42,866	41,867
Available-for-sale, at fair value	2,761	3,429
Total investments in securities	45,627	45,296
Mortgage loans:
Loans held for sale, at lower of cost or fair value	11,220	7,701
Loans held for investment, at amortized cost:
Of Fannie Mae	105,580	113,039
Of consolidated trusts	3,167,914	3,142,858
Total loans held for investment (includes $8,479 and $8,922, respectively, at fair value)	3,273,494	3,255,897
Allowance for loan losses	(11,482)	(14,203)
Total loans held for investment, net of allowance	3,262,012	3,241,694
Total mortgage loans	3,273,232	3,249,395
Deferred tax assets, net	12,521	13,188
Accrued interest receivable, net (includes $8,543 and $7,928, respectively, related to consolidated trusts)	9,089	8,490
Acquired property, net	2,398	2,584
Other assets	19,888	17,004
Total assets	$3,443,287	$3,418,318
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,277 and $9,133, respectively, related to consolidated trusts)	$10,342	$10,211
Debt:
Of Fannie Mae (includes $6,370 and $6,826, respectively, at fair value)	216,814	232,074
Of consolidated trusts (includes $22,771 and $23,753, respectively, at fair value)	3,199,765	3,159,846
Other liabilities (includes $369 and $356, respectively, related to consolidated trusts)	10,001	9,947
Total liabilities	3,436,922	3,412,078
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(127,104)	(127,335)
Accumulated other comprehensive income	216	322
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on our dividend obligation to Treasury)	6,365	6,240
Total liabilities and equity	$3,443,287	$3,418,318

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	53

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
Interest income:
Trading securities	$432	$318	$859	$554
Available-for-sale securities	45	50	98	121
Mortgage loans (includes $28,102 and $26,521, respectively, for the three months ended and $56,547 and $52,819, respectively, for the six months ended related to consolidated trusts)	29,379	28,307	59,147	56,341
Federal funds sold and securities purchased under agreements to resell or similar arrangements	257	149	520	291
Other	41	33	73	64
Total interest income	30,154	28,857	60,697	57,371
Interest expense:
Short-term debt	(119)	(110)	(244)	(217)
Long-term debt (includes $23,407 and $21,896, respectively, for the three months ended and $47,596 and $43,611, respectively, for the six months ended related to consolidated trusts)	(24,885)	(23,370)	(50,570)	(46,545)
Total interest expense	(25,004)	(23,480)	(50,814)	(46,762)
Net interest income	5,150	5,377	9,883	10,609
Benefit for credit losses	1,225	1,296	1,875	1,513
Net interest income after benefit for credit losses	6,375	6,673	11,758	12,122
Investment gains, net	461	277	594	527
Fair value gains (losses), net	(754)	229	(1,585)	1,274
Fee and other income	246	239	473	559
Non-interest income (loss)	(47)	745	(518)	2,360
Administrative expenses:
Salaries and employee benefits	(376)	(365)	(762)	(746)
Professional services	(233)	(254)	(458)	(497)
Other administrative expenses	(135)	(136)	(268)	(262)
Total administrative expenses	(744)	(755)	(1,488)	(1,505)
Foreclosed property expense	(128)	(139)	(268)	(301)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(600)	(565)	(1,193)	(1,122)
Other expenses, net	(535)	(366)	(943)	(569)
Total expenses	(2,007)	(1,825)	(3,892)	(3,497)
Income before federal income taxes	4,321	5,593	7,348	10,985
Provision for federal income taxes	(889)	(1,136)	(1,516)	(2,267)
Net income	3,432	4,457	5,832	8,718
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(65)	4	(101)	(316)
Other, net of taxes	(2)	(2)	(5)	(5)
Total other comprehensive income (loss)	(67)	2	(106)	(321)
Total comprehensive income	$3,365	$4,459	$5,726	$8,397
Net income	$3,432	$4,457	$5,832	$8,718
Dividends distributed or available for distribution to senior preferred stockholder	(3,365)	(4,459)	(5,726)	(5,397)
Net income (loss) attributable to common stockholders	$67	$(2)	$106	$3,321
Earnings per share:
Basic	$0.01	$0.00	$0.02	$0.58
Diluted	0.01	0.00	0.02	0.56
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,762	5,893	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	54

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$2,180	$(1,675)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	28	141
Proceeds from sales of trading securities held for investment	49	96
Proceeds from maturities and paydowns of available-for-sale securities	268	417
Proceeds from sales of available-for-sale securities	376	672
Purchases of loans held for investment	(90,612)	(86,615)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	5,557	7,945
Proceeds from sales of loans acquired as held for investment of Fannie Mae	5,821	2,555
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	211,956	202,923
Advances to lenders	(54,440)	(55,151)
Proceeds from disposition of acquired property and preforeclosure sales	3,870	4,848
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	13,376	3,170
Other, net	(743)	(495)
Net cash provided by investing activities	95,506	80,506
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	374,284	473,373
Payments to redeem debt of Fannie Mae	(389,779)	(499,674)
Proceeds from issuance of debt of consolidated trusts	158,970	172,507
Payments to redeem debt of consolidated trusts	(224,145)	(239,297)
Payments of cash dividends on senior preferred stock to Treasury	(5,601)	(938)
Proceeds from senior preferred stock purchase agreement with Treasury	—	3,687
Other, net	132	(20)
Net cash used in financing activities	(86,139)	(90,362)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,547	(11,531)
Cash, cash equivalents and restricted cash at beginning of period	49,423	60,260
Cash, cash equivalents and restricted cash at end of period	$60,970	$48,729
Cash paid during the period for:
Interest	$57,637	$54,408
Income taxes	700	460

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	55

Financial Statements | Condensed Consolidated Statements of Changes in Equity (Deficit)

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in Equity (Deficit) — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(128,175)	$283	$(7,400)	$5,361
Senior preferred stock dividends paid	—	—	—	—	—	—	(2,361)	—	—	(2,361)
Comprehensive income:
Net income	—	—	—	—	—	—	3,432	—	—	3,432
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	9	—	9
Reclassification adjustment for gains included in net income (net of taxes of $19)	—	—	—	—	—	—	—	(74)	—	(74)
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,365
Balance as of June 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(127,104)	$216	$(7,400)	$6,365

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(127,335)	$322	$(7,400)	$6,240
Senior preferred stock dividends paid	—	—	—	—	—	—	(5,601)	—	—	(5,601)
Comprehensive income:
Net income	—	—	—	—	—	—	5,832	—	—	5,832
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $5)	—	—	—	—	—	—	—	17	—	17
Reclassification adjustment for gains included in net income (net of taxes of $31)	—	—	—	—	—	—	—	(118)	—	(118)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										5,726
Balance as of June 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(127,104)	$216	$(7,400)	$6,365

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	56

Financial Statements | Condensed Consolidated Statements of Changes in Equity (Deficit)

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Equity (Deficit) — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of March 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(129,662)	$347	$(7,400)	$3,938
Senior preferred stock dividends paid	—	—	—	—	—	—	(938)	—	—	(938)
Increase to senior preferred stock	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	4,457	—	—	4,457
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Reclassification adjustment for gains included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,459
Reclassification related to Tax Cuts and Jobs Act	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2018	1	556	1,158	$120,836	$19,130	$687	$(126,143)	$349	$(7,400)	$7,459

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2017	1	556	1,158	$117,149	$19,130	$687	$(133,805)	$553	$(7,400)	$(3,686)
Senior preferred stock dividends paid	—	—	—	—	—	—	(938)	—	—	(938)
Increase to senior preferred stock	—	—	—	3,687	—	—	—	—	—	3,687
Comprehensive income:
Net income	—	—	—	—	—	—	8,718	—	—	8,718
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $14)	—	—	—	—	—	—	—	(53)	—	(53)
Reclassification adjustment for gains included in net income (net of taxes of $70)	—	—	—	—	—	—	—	(263)	—	(263)
Other	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										8,397
Reclassification related to Tax Cuts and Jobs Act	—	—	—	—	—	—	(117)	117	—	—
Other	—	—	—	—	—	—	(1)	—	—	(1)
Balance as of June 30, 2018	1	556	1,158	$120,836	$19,130	$687	$(126,143)	$349	$(7,400)	$7,459

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	57

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
We have been under conservatorship, with FHFA acting as conservator, since September 6, 2008. See below and “Note 1, Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) for additional information on our conservatorship and the impact of U.S. government support of our business.
The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 and related notes, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2018 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior period condensed consolidated financial statements. Results for the three and six months ended June 30, 2019 may not necessarily be indicative of the results for the year ending December 31, 2019.
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

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	58

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

total of $119.8 billion from Treasury as of June 30, 2019, and the amount of remaining funding available to us under the agreement was $113.9 billion.
Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. Acting as successor to the rights, titles, powers and privileges of the Board, our conservator has declared and directed us to pay dividends to Treasury on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable since we entered conservatorship in 2008. The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $3.0 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. On June 28, 2019, we paid Treasury a dividend of $2.4 billion based on our net worth of $5.4 billion as of March 31, 2019, less the applicable capital reserve amount of $3.0 billion. Because we had a net worth of $6.4 billion as of June 30, 2019, we expect to pay Treasury a dividend of $3.4 billion for the third quarter of 2019 by September 30, 2019.
The liquidation preference of the senior preferred stock is subject to adjustment. The aggregate liquidation preference of the senior preferred stock was $123.8 billion as of June 30, 2019.
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
Single Security Initiative
The Single Security Initiative is a joint initiative among Fannie Mae, Freddie Mac, and our jointly owned limited liability company, Common Securitization Solutions, LLC (“CSS”), under the direction of FHFA, to develop a single common mortgage-backed security issued by both Fannie Mae and Freddie Mac to finance fixed-rate mortgage loans backed by one- to four-unit single-family properties. The objective of the Single Security Initiative is to enhance the overall liquidity of Fannie Mae and Freddie Mac mortgage-backed securities eligible for trading in the to-be-announced (“TBA”) market by supporting their fungibility without regard to which company is the issuer. We and Freddie Mac began issuing uniform mortgage-backed securities (“UMBS”) pursuant to the Single Security Initiative in June 2019. We and Freddie Mac also began resecuritizing UMBS certificates into structured securities in June 2019. The structured securities backed by UMBS that we may issue include Supers, which are single-class resecuritization transactions, and Real Estate Mortgage Investment Conduit securities (“REMICs”) and interest-only and principal-only strip securities (“SMBS”), which are multi-class resecuritization transactions.
Beginning in June 2019 and going forward, we may include UMBS, Supers and other structured securities issued by Freddie Mac in our resecuritization trusts. The mortgage loans that serve as collateral for Freddie Mac-issued UMBS are not held in trusts that are consolidated by Fannie Mae. When we include Freddie Mac securities in our structured securities we are subject to additional credit risk because we guarantee securities that were not previously guaranteed by Fannie Mae. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. As such, we have concluded that this additional credit risk is negligible because of the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury. Prior to the implementation of the Single Security Initiative, the vast majority of underlying assets of our resecuritization trusts were limited to Fannie Mae securities that were collateralized by mortgage loans held in consolidated trusts.
Single-Class Resecuritization Trusts
Fannie Mae single-class resecuritization trusts are created by depositing mortgage-backed securities (“MBS”) into a new securitization trust for the purpose of aggregating multiple mortgage-related securities into a single security. Single-class resecuritization securities pass through directly to the holders of the securities all of the cash flows of the underlying mortgage-backed securities held in the resecuritization trust. As a result of the Single Security Initiative, these securities can now be collateralized directly or indirectly by cash flows from underlying securities issued by Fannie Mae, Freddie Mac, or a combination of both. Resecuritization trusts backed directly or indirectly only by Fannie Mae MBS are non-commingled resecuritization trusts. Resecuritization trusts collateralized directly or indirectly by cash flows either in part or in whole from Freddie Mac securities are commingled resecuritization trusts.
Securities issued by our non-commingled single-class resecuritization trusts are backed solely by Fannie Mae MBS and the guarantee we provide on the trust does not subject us to additional credit risk because we have already provided a guarantee on the underlying securities. Further, the securities issued by our non-commingled single-class resecuritization trusts pass through all of the cash flows of the underlying Fannie Mae MBS directly to the holders of the securities. Accordingly, these securities are deemed to be substantially the same as the underlying Fannie Mae MBS collateral. Additionally, our involvement

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	59

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

with these trusts does not provide us with any incremental rights or powers that would enable us to direct any activities of the trusts. As a result, we have concluded that we are not the primary beneficiaries of, and as a result, we do not consolidate, our non-commingled single-class resecuritization trusts. Therefore, we account for purchases and sales of securities issued by non-commingled single-class resecuritization trusts as extinguishments and issuances of the underlying MBS debt, respectively.
Securities issued by our commingled single-class resecuritization trusts are backed in whole or in part by Freddie Mac securities. The guaranty we provide to the commingled single-class resecuritization trust subjects us to additional credit risk because we are providing a guaranty for the timely payment of principal and interest on the underlying Freddie Mac securities that we have not previously guaranteed. Accordingly, securities issued by our commingled resecuritization trusts are not deemed to be substantially the same as the underlying collateral. We do not have any incremental rights or powers related to commingled single-class resecuritization trusts that would enable us to direct any activities of the underlying trusts. As a result, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, our commingled single-class resecuritization trusts unless we have the unilateral right to dissolve the trust. We have this right when we hold 100% of the beneficial interests issued by the resecuritization trust. Therefore, we account for purchases and sales of these securities as purchases and sales of investment securities.
Multi-Class Resecuritization Trusts
Multi-class resecuritization trusts are trusts we create to issue multi-class Fannie Mae structured securities, including REMICs and SMBS, in which the cash flows of the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. We guarantee to each multi-class resecuritization trust that we will supplement amounts received by the trusts as required to permit timely payments of principal and interest, as applicable, on the related Fannie Mae structured securities. As a result of the Single Security Initiative, these multi-class structured securities can now be collateralized, directly or indirectly, by securities issued by Fannie Mae, Freddie Mac, or a combination of both.
The guaranty we provide to our non-commingled multi-class resecuritization trusts does not subject us to additional credit risk, because the underlying assets are Fannie Mae-issued securities for which we have already provided a guaranty. However, for commingled multi-class structured securities, we are subject to additional credit risk because we are providing a guaranty for the timely payment of principal and interest on the underlying Freddie Mac securities that we have not previously guaranteed. For both commingled and non-commingled multi-class resecuritization trusts, we may also be exposed to prepayment risk via our ownership of securities issued by these trusts. We do not have the ability via our involvement with a multi-class resecuritization trust to impact either the credit risk or prepayment risk to which we are exposed. Therefore, we have concluded that we do not have the characteristics of a controlling financial interest and do not consolidate multi-class resecuritization trusts unless we have the unilateral right to dissolve the trust as noted below.
Securities issued by multi-class resecuritization trusts do not directly pass through all of the cash flows of the underlying securities and therefore the issued and underlying securities are not considered substantially the same. Accordingly, if a multi-class resecuritization trust is not consolidated, we account for purchases and sales of securities issued by the trust as purchases and sales of investment securities.
Beginning June 2019, in connection with the Single Security Initiative, we may now include UMBS, Supers and other structured securities backed by securities issued by Freddie Mac in our resecuritization trusts. As a result, we adopted a consolidation threshold for multi-class resecuritization trusts that is based on our ability to unilaterally dissolve the resecuritization trust. This ability exists only when we hold 100% of the outstanding beneficial interests issued by the resecuritization trust. This new consolidation threshold was applied prospectively upon implementation of the Single Security Initiative in the second quarter of 2019 and prior period amounts were not recast. Prior to the implementation of the Single Security Initiative, we consolidated multi-class resecuritization trusts when we held a substantial portion of the outstanding beneficial interests issued by the trust. Our adoption of the new consolidation threshold did not have a material impact on our condensed consolidated financial statements for the second quarter or first half of 2019.
Regulatory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $137.0 billion as of June 30, 2019 and $137.1 billion as of December 31, 2018. Due to the terms of our senior preferred stock, we do not expect to eliminate our deficit of core capital over statutory minimum capital.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2019, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $123.8 billion. See “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above for additional information on transactions under this agreement.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	60

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

FHFA’s control of both Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. Additionally, Fannie Mae and Freddie Mac jointly own CSS, a limited liability company created to operate a common securitization platform; as such, CSS is deemed a related party.
In the ordinary course of business, Fannie Mae may purchase and sell securities issued by Treasury and Freddie Mac. These transactions occur on the same terms as those prevailing at the time for comparable transactions with unrelated parties. With our implementation of the Single Security Initiative in June 2019, some of the structured securities we issue are backed in whole or in part by Freddie Mac securities. Additionally, we make regular income tax payments to and receive tax refunds from the Internal Revenue Service (“IRS”), a bureau of Treasury.
Transactions with Treasury
Our administrative expenses were reduced by $5 million and $6 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million and $13 million for the six months ended June 30, 2019 and 2018, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $600 million and $565 million in TCCA fees during the three months ended June 30, 2019 and 2018, respectively, and $1.2 billion and $1.1 billion for the six months ended June 30, 2019 and 2018, respectively, of which $600 million had not been remitted to Treasury as of June 30, 2019.
Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), we are required to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, and 35% of this amount is payable to Treasury’s Capital Magnet Fund. We recognized a total of $21 million and $19 million in “Other expenses, net” for the three months ended June 30, 2019 and 2018, respectively, and $36 million and $37 million for the six months ended June 30, 2019 and 2018, respectively, relating to amounts payable to Treasury’s Capital Magnet Fund. In 2020, we expect to pay the $36 million recognized for the six months ended June 30, 2019 to Treasury’s Capital Magnet Fund, along with additional amounts based on our new business purchases in the second half of 2019. In April 2019, we paid $75 million to Treasury’s Capital Magnet Fund based on our new business purchases in 2018.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $29 million and $26 million for the three months ended June 30, 2019 and 2018, respectively, and $59 million and $55 million for the six months ended June 30, 2019 and 2018, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $26 million and $35 million for the three months ended June 30, 2019 and 2018, respectively, and $62 million and $76 million for the six months ended June 30, 2019 and 2018, respectively. In the second quarter of 2019, Fannie Mae, Freddie Mac and CSS entered into an amendment to the customer services agreement that sets forth the terms under which CSS provides mortgage securitization services to us and Freddie Mac. In June 2019, we entered into an indemnification agreement with Freddie Mac relating to the commingled structured securities that we and Freddie Mac issue. Under the indemnification agreement, Fannie Mae and Freddie Mac each have agreed to indemnify the other party for losses caused by: its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued; its failure to meet its obligations under the customer services agreement; its violations of laws; or with respect to material misstatements or omissions in offering documents, ongoing disclosures and related materials relating to the underlying resecuritized securities.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	61

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Weighted average common shares includes 4.6 billion shares for the periods ended June 30, 2019 and 2018 that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2019 and 2018.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended June 30, 2019 and six months ended June 30, 2019 and 2018, our diluted EPS weighted average shares outstanding includes shares of common stock that would be issuable upon the conversion of 131 million shares of convertible preferred stock. For the three months ended June 30, 2018, convertible preferred stock is not included in the calculation because a net loss attributable to common shareholders was incurred and it would have an anti-dilutive effect.
New Accounting Guidance
The following updates information about our significant accounting policies that have recently been adopted or yet to be adopted from the information included in “Note 1, Summary of Significant Accounting Policies” in our 2018 Form 10-K.
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”) in June 2016. It was amended by ASU 2019-04, Codification Improvements (to Topic 326), Financial Instruments—Credit Losses in April 2019. The standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this standard also require credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses. We do not expect a material impact for establishing an allowance for credit losses related to our available-for-sale debt securities.
CECL will become effective for our fiscal year beginning January 1, 2020. We are continuing to update the allowance models and accounting systems that will be used to estimate credit losses and record accounting impacts under CECL, and we are in the process of validating their results. All updates to our allowance models are subject to our model oversight and review governance process. We expect model and system testing to continue in 2019, followed by full integrated testing across all affected systems and processes. We are managing the implementation of this guidance in accordance with our change management governance standards, which are designed to ensure compliance with GAAP as well as operational readiness at adoption. Senior management and the Audit Committee receive regular updates regarding the status of our implementation plan, results of modeled impacts and any identified key risks.
We will use a discounted cash flow method to measure credit impairment on our single-family mortgage loans and an undiscounted loss method to measure credit impairment on our multifamily mortgage loans. The models we will use to estimate credit losses will incorporate our historical credit loss experience, adjusted for current economic forecasts and the current credit profile of our loan book of business. The models will use reasonable and supportable forecasts for key economic drivers, such as home prices (Single-Family), rental income (Multifamily) and capitalization rates (Multifamily).
Based on the composition of the loans in our book of business as of June 30, 2019 and our current expectations of future economic conditions, we estimate that our adoption of CECL will result in a reduction in our retained earnings of up to $4 billion on an after-tax basis in the first quarter of 2020. We are still assessing the impact of various implementation issues as well as the FASB’s recently proposed guidance relating to the standard. The resolution of these items may reduce CECL’s impact on our retained earnings upon adoption. In addition, we continue to evaluate the results of our modeled loss estimates and may make refinements to our approach and assumptions. The impact of our adoption of CECL on our retained earnings will be further influenced by the credit risk profile of the loans in our book of business as of the January 1, 2020 adoption date, as well as economic conditions and forecasts of future economic conditions at that time.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	62

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

2.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be variable interest entities (“VIEs”). The primary types of entities are securitization and resecuritization trusts, limited partnerships and special purpose vehicles (“SPVs”). These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities. Historically, the vast majority of underlying assets of our resecuritization trusts were limited to Fannie Mae securities that were collateralized by mortgage loans held in consolidated trusts. However, beginning with the implementation of the Single Security Initiative in June 2019, we include securities issued by Freddie Mac in some of our resecuritization trusts. The mortgage loans that serve as collateral for Freddie Mac-issued UMBS are not held in trusts that are consolidated by Fannie Mae.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts, limited partnerships, and certain SPVs designed to transfer credit risk. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated securitization and resecuritization trusts.

	As of
	June 30, 2019	December 31, 2018
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$2,173	$1,422
Non-Fannie Mae	4,352	4,809
Total trading securities	6,525	6,231
Available-for-sale securities:
Fannie Mae	1,615	1,704
Non-Fannie Mae	791	1,207
Total available-for-sale securities	2,406	2,911
Other assets	60	66
Other liabilities	(90)	(101)
Net carrying amount	$8,901	$9,107

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. Our involvement in unconsolidated resecuritization trusts may give rise to additional exposure to loss depending on the type of resecuritization trust. Fannie Mae non-commingled resecuritization trusts refers to our resecuritization trusts that are backed entirely by Fannie Mae MBS. These non-commingled single-class and multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
Fannie Mae commingled resecuritization trusts refers to our resecuritization trusts that are backed in whole or in part by Freddie Mac securities. The guaranty that we provide to these commingled resecuritization trusts increases our exposure to loss relating to the Freddie Mac securities that serve as the underlying collateral. Our maximum exposure to loss for these unconsolidated trusts is measured by the amount of Freddie Mac securities that back these resecuritization trusts. However a portion of these Freddie Mac securities may be backed in whole or in part by Fannie Mae MBS. Therefore, to the extent that these Freddie Mac securities are backed by Fannie Mae MBS, it would not give rise to any additional exposure and our total exposure to collateral that is ultimately guaranteed by Freddie Mac may be lower than the disclosed maximum exposure to loss. Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts was approximately $20 billion and $14 billion as of June 30, 2019 and December 31, 2018, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $110 billion and $80 billion as of June 30, 2019 and December 31, 2018, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments (“LIHTC”), community investments and other entities, was $96 million and the related carrying value was $75 million as of June 30, 2019. As of December 31, 2018, the maximum exposure to loss was $111 million

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

and the related carrying value was $89 million. The total assets of these limited partnership investments were $2.1 billion and $2.3 billion as of June 30, 2019 and December 31, 2018, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities (“CAS”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $4.6 billion and $920 million as of June 30, 2019 and December 31, 2018, respectively. The total assets related to these unconsolidated SPVs were $4.7 billion and $931 million as of June 30, 2019 and December 31, 2018, respectively.
The unpaid principal balance of our multifamily loan portfolio was $310.9 billion as of June 30, 2019. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2019 and 2018, the unpaid principal balance of portfolio securitizations was $57.3 billion and $51.6 billion, respectively. For the six months ended June 30, 2019 and 2018, the unpaid principal balance of portfolio securitizations was $98.7 billion and $115.9 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2019, the unpaid principal balance of retained interests was $2.7 billion and its related fair value was $3.7 billion. As of December 31, 2018, the unpaid principal balance of retained interests was $1.5 billion and its related fair value was $2.2 billion. For the three months ended June 30, 2019 and 2018, the principal, interest and other fees received on retained interests was $122 million and $128 million, respectively. For the six months ended June 30, 2019 and 2018, the principal, interest and other fees received on retained interests was $238 million and $354 million, respectively.
Managed Loans
Managed loans include primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government. For those loans that we have securitized in unconsolidated portfolio securitization trusts, the outstanding unpaid principal balance was $1.1 billion as of June 30, 2019 and $1.2 billion as of December 31, 2018. For information regarding on-balance sheet managed loans, see “Note 3, Mortgage Loans.”

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	64

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
For purposes of the single-family mortgage loan disclosures below, we define “primary” class as mortgage loans that are not included in other loan classes; “government” class as mortgage loans that are guaranteed or insured, in whole or in part, by the U.S. government, and that are not Alt-A; and “other” class as loans with certain higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.
The following table displays the carrying value of our mortgage loans.

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Single-family	$2,932,553	$2,929,925
Multifamily	310,899	293,858
Total unpaid principal balance of mortgage loans	3,243,452	3,223,783
Cost basis and fair value adjustments, net	41,262	39,815
Allowance for loan losses for loans held for investment	(11,482)	(14,203)
Total mortgage loans	$3,273,232	$3,249,395

The following table displays information about our redesignated mortgage loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
	(Dollars in millions)
Carrying value of loans redesignated from HFI to HFS(1)	$6,759	$6,235	$9,370	$13,602
Carrying value of loans redesignated from HFS to HFI(1)	3	12	12	30
Loans sold - unpaid principal balance	6,498	3,710	6,556	4,458
Realized gains on sale of mortgage loans	284	210	320	208

(1)	Represents the carrying value of the loans after redesignation, excluding allowance.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $9.0 billion and $10.1 billion as of June 30, 2019 and December 31, 2018, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
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

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of June 30, 2019
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$33,030	$7,308	$13,547	$53,885	$2,827,424	$2,881,309	$22	$24,035
Government(2)	46	18	152	216	18,691	18,907	152	—
Alt-A	2,228	645	1,533	4,406	43,083	47,489	1	2,528
Other	733	236	590	1,559	10,986	12,545	2	944
Total single-family	36,037	8,207	15,822	60,066	2,900,184	2,960,250	177	27,507
Multifamily(3)	24	N/A	187	211	313,334	313,545	—	513
Total	$36,061	$8,207	$16,009	$60,277	$3,213,518	$3,273,795	$177	$28,020

	As of December 31, 2018
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$30,471	$7,881	$14,866	$53,218	$2,816,047	$2,869,265	$22	$26,170
Government(2)	57	17	169	243	21,887	22,130	169	—
Alt-A	2,332	821	1,844	4,997	48,274	53,271	2	3,082
Other	804	283	713	1,800	13,038	14,838	2	1,128
Total single-family	33,664	9,002	17,592	60,258	2,899,246	2,959,504	195	30,380
Multifamily(3)	56	N/A	171	227	295,437	295,664	—	492
Total	$33,720	$9,002	$17,763	$60,485	$3,194,683	$3,255,168	$195	$30,872

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	June 30, 2019(1)			December 31, 2018(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value (“LTV”) ratio:(2)
Less than or equal to 80%	$2,551,443	$41,960	$10,773	$2,521,766	$45,476	$12,291
Greater than 80% and less than or equal to 90%	221,190	2,819	874	228,614	3,804	1,195
Greater than 90% and less than or equal to 100%	102,585	1,383	435	109,548	1,997	645
Greater than 100%	6,091	1,327	463	9,337	1,994	707
Total	$2,881,309	$47,489	$12,545	$2,869,265	$53,271	$14,838

(1)
Excludes $18.9 billion and $22.1 billion as of June 30, 2019 and December 31, 2018, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

The following table displays the total recorded investment in our multifamily HFI loans by credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	June 30,	December 31,
	2019	2018
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$306,257	$289,231
Classified(1)	7,288	6,433
Total	$313,545	$295,664

(1)
Includes loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. Loans classified as “Doubtful” have weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. As of June 30, 2019, we had loans with recorded investment of less than $0.5 million classified as doubtful, compared with $1 million as of December 31, 2018.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	67

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

	As of
	June 30, 2019			December 31, 2018
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$74,143	$71,549	$(7,615)	$81,791	$78,688	$(9,406)
Government	261	267	(54)	264	270	(55)
Alt-A	13,703	12,554	(2,129)	16,576	15,158	(2,793)
Other	4,520	4,268	(774)	5,482	5,169	(1,001)
Total single-family	92,627	88,638	(10,572)	104,113	99,285	(13,255)
Multifamily	340	343	(55)	197	196	(40)
Total individually impaired loans with related allowance recorded	92,967	88,981	(10,627)	104,310	99,481	(13,295)
With no related allowance recorded:(1)
Single-family:
Primary	16,638	15,866	—	15,939	15,191	—
Government	59	55	—	61	56	—
Alt-A	2,445	2,193	—	2,628	2,363	—
Other	654	602	—	718	666	—
Total single-family	19,796	18,716	—	19,346	18,276	—
Multifamily	431	433	—	343	346	—
Total individually impaired loans with no related allowance recorded	20,227	19,149	—	19,689	18,622	—
Total individually impaired loans(2)	$113,194	$108,130	$(10,627)	$123,999	$118,103	$(13,295)

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $107.0 billion and $117.2 billion as of June 30, 2019 and December 31, 2018, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $188 million and $187 million as of June 30, 2019 and December 31, 2018, respectively.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30,
	2019			2018
	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$74,162	$774	$72	$88,526	$915	$109
Government	269	3	—	279	9	—
Alt-A	13,399	145	11	19,349	219	16
Other	4,471	41	3	7,265	73	6
Total single-family	92,301	963	86	115,419	1,216	131
Multifamily	321	3	—	232	1	—
Total individually impaired loans with related allowance recorded	92,622	966	86	115,651	1,217	131
With no related allowance recorded:(1)
Single-family:
Primary	15,474	249	36	14,942	243	32
Government	55	1	—	57	2	—
Alt-A	2,196	44	5	2,723	61	5
Other	615	10	1	857	15	1
Total single-family	18,340	304	42	18,579	321	38
Multifamily	397	6	—	355	1	—
Total individually impaired loans with no related allowance recorded	18,737	310	42	18,934	322	38
Total individually impaired loans	$111,359	$1,276	$128	$134,585	$1,539	$169

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30,
	2019			2018
	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$75,888	$1,591	$152	$88,342	$1,826	$216
Government	270	6	—	278	12	—
Alt-A	14,023	301	22	20,020	431	32
Other	4,706	86	7	7,556	144	11
Total single-family	94,887	1,984	181	116,196	2,413	259
Multifamily	279	5	—	248	1	—
Total individually impaired loans with related allowance recorded	95,166	1,989	181	116,444	2,414	259
With no related allowance recorded:(1)
Single-family:
Primary	15,336	469	64	14,988	486	58
Government	55	2	—	58	2	—
Alt-A	2,244	83	7	2,781	119	9
Other	631	18	2	878	31	2
Total single-family	18,266	572	73	18,705	638	69
Multifamily	380	8	—	340	3	—
Total individually impaired loans with no related allowance recorded	18,646	580	73	19,045	641	69
Total individually impaired loans	$113,812	$2,569	$254	$135,489	$3,055	$328

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.
Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, including those modifications in a trial period, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify loans to certain borrowers who have received bankruptcy relief as TDRs.
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 160 months and 128 months for the three months ended June 30, 2019 and 2018, respectively. The average interest rate reduction was 0.10 and 0.13 percentage points, for the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the average term extension of a single-family modified loan was 158 months and 133 months, respectively, and the average interest rate reduction was 0.10 and 0.18 percentage points, respectively.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following tables display the number of loans and recorded investment in loans classified as a TDR.

	For the Three Months Ended June 30,
	2019		2018
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary	11,796	$1,844	21,820	$3,148
Government	22	2	26	2
Alt-A	639	81	1,538	200
Other	138	25	285	52
Total single-family	12,595	1,952	23,669	3,402
Multifamily	3	20	2	19
Total TDRs	12,598	$1,972	23,671	$3,421

	For the Six Months Ended June 30,
	2019		2018
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary	24,753	$3,815	63,499	$9,672
Government	45	6	74	6
Alt-A	1,405	178	3,720	483
Other	285	52	730	136
Total single-family	26,488	4,051	68,023	10,297
Multifamily	6	33	10	61
Total TDRs	26,494	$4,084	68,033	$10,358

(1)
Based on the nature of our modification programs, which do not include principal or past-due interest forgiveness, there is not a material difference between the recorded investment in our loans pre- and post- modification. Therefore, these amounts represent recorded investment post-modification.

The decrease in loans classified as a TDR for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018 was primarily attributable to a significantly higher number of single-family loan modifications and other forms of loss mitigation in the areas affected by Hurricanes Harvey, Irma and Maria that resulted in a restructuring of the terms of those loans during the first half of 2018.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	71

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

	For the Three Months Ended June 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	4,047	$606	3,834	$554
Government	10	2	15	2
Alt-A	379	58	588	92
Other	110	21	131	26
Total single-family	4,546	687	4,568	674
Multifamily	1	6	—	—
Total TDRs that subsequently defaulted	4,547	$693	4,568	$674

	For the Six Months Ended June 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	8,563	$1,279	8,652	$1,255
Government	28	5	29	4
Alt-A	850	131	1,265	201
Other	264	49	326	64
Total single-family	9,705	1,464	10,272	1,524
Multifamily	1	6	1	2
Total TDRs that subsequently defaulted	9,706	$1,470	10,273	$1,526

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
We aggregate single-family HFI loans that are not individually impaired based on similar risk characteristics, for purposes of estimating incurred credit losses and establishing a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate. We base our allowance methodology on historical events and trends, such as loss severity (in event of default), default rates, and recoveries from mortgage insurance contracts and other credit enhancements that provide loan-level loss coverage and are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction. We use recent regional historical sales and appraisal information, including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.
Individually impaired single-family loans currently include those classified as a TDR and acquired credit-impaired loans. We consider a loan to be impaired when, based on current information, it is probable that we will not receive all amounts due,

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	72

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
The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(12,985)	$(18,523)	$(13,969)	$(18,849)
Benefit (provision) for loan losses(1)	1,239	1,270	1,886	1,192
Charge-offs	558	731	939	1,196
Recoveries	(15)	(64)	(60)	(124)
Other	(7)	(16)	(6)	(17)
Ending balance	$(11,210)	$(16,602)	$(11,210)	$(16,602)
Multifamily allowance for loan losses:
Beginning balance	$(247)	$(211)	$(234)	$(235)
Benefit (provision) for loan losses(1)	(27)	—	(40)	20
Charge-offs	4	1	4	5
Recoveries	(2)	—	(2)	—
Ending balance	$(272)	$(210)	$(272)	$(210)
Total allowance for loan losses:
Beginning balance	$(13,232)	$(18,734)	$(14,203)	$(19,084)
Benefit (provision) for loan losses(1)	1,212	1,270	1,846	1,212
Charge-offs	562	732	943	1,201
Recoveries	(17)	(64)	(62)	(124)
Other	(7)	(16)	(6)	(17)
Ending balance	$(11,482)	$(16,812)	$(11,482)	$(16,812)

(1)	Benefit (provision) for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays the allowance for loan losses and recorded investment in our HFI loans by impairment or allowance methodology and portfolio segment, excluding loans for which we have elected the fair value option.

	As of
	June 30, 2019			December 31, 2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$(10,572)	$(55)	$(10,627)	$(13,255)	$(40)	$(13,295)
Collectively reserved loans	(638)	(217)	(855)	(714)	(194)	(908)
Total allowance for loan losses	$(11,210)	$(272)	$(11,482)	$(13,969)	$(234)	$(14,203)

Recorded investment in loans by segment:
Individually impaired loans(1)	$107,354	$776	$108,130	$117,561	$542	$118,103
Collectively reserved loans	2,852,896	312,769	3,165,665	2,841,943	295,122	3,137,065
Total recorded investment in loans	$2,960,250	$313,545	$3,273,795	$2,959,504	$295,664	$3,255,168

(1)	Includes acquired credit-impaired loans.
5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	June 30, 2019	December 31, 2018
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae(1)	$3,151	$1,467
Other agency(2)	3,629	3,503
Private-label and other mortgage securities	736	1,306
Total mortgage-related securities (includes $983 and $32, respectively, related to consolidated trusts)	7,516	6,276
Non-mortgage-related securities:
U.S. Treasury securities	35,266	35,502
Other securities	84	89
Total non-mortgage-related securities	35,350	35,591
Total trading securities	$42,866	$41,867

(1)	In connection with the implementation of the Single Security Initiative in the second quarter of 2019, we recognized $1.4 billion in mortgage-related securities that had previously been consolidated.
(2) Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
The following table displays information about our net trading gains.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
	(Dollars in millions)
Net trading gains	$183	$21	$275	$119
Net trading gains recognized in the period related to securities still held at period end	147	1	227	48

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	74

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
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
	(Dollars in millions)
Gross realized gains	$110	$—	$171	$363
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	245	6	376	641

The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of June 30, 2019
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,536	$90	$(11)	$1,615
Other agency	209	19	—	228
Alt-A and subprime private-label securities	109	111	—	220
Mortgage revenue bonds	356	11	(3)	364
Other mortgage-related securities	329	5	—	334
Total	$2,539	$236	$(14)	$2,761

	As of December 31, 2018
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,754	$69	$(26)	$1,797
Other agency	239	17	—	256
Alt-A and subprime private-label securities	325	267	—	592
Mortgage revenue bonds	425	13	(4)	434
Other mortgage-related securities	336	14	—	350
Total	$3,079	$380	$(30)	$3,429

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

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of June 30, 2019
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(11)	$366
Mortgage revenue bonds	—	—	(3)	5
Total	$—	$—	$(14)	$371

	As of December 31, 2018
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(26)	$487
Mortgage revenue bonds	(1)	24	(3)	19
Total	$(1)	$24	$(29)	$506

Other-Than-Temporary Impairments
The cumulative outstanding balance related to other-than-temporary-impairment (OTTI) credit loss amounts previously recognized in our condensed consolidated statements of operations and comprehensive income throughout the life of AFS debt securities held in portfolio were $57 million and $635 million as of June 30, 2019 and December 31, 2018, respectively. Those amounts were $733 million and $1.1 billion as of June 30, 2018 and December 31, 2017, respectively. The decrease in the cumulative outstanding balance in the first six months of 2019 and 2018 was primarily driven by securities that we no longer hold in portfolio.
The following table displays net unrealized gains on AFS securities and other amounts within accumulated other comprehensive income (“AOCI”), net of tax, by major categories.

	As of
	June 30,	December 31,
	2019	2018
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$80	$52
Net unrealized gains on AFS securities for which we have recorded OTTI	95	224
Other	41	46
Accumulated other comprehensive income	$216	$322

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	76

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

	As of June 30, 2019
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$1,536	$1,615	$—	$—	$15	$15	$104	$115	$1,417	$1,485
Other agency	209	228	—	—	22	24	25	28	162	176
Alt-A and subprime private-label securities	109	220	—	—	—	—	1	1	108	219
Mortgage revenue bonds	356	364	2	2	24	24	43	45	287	293
Other mortgage-related securities	329	334	—	—	—	—	26	28	303	306
Total	$2,539	$2,761	$2	$2	$61	$63	$199	$217	$2,277	$2,479

6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The remaining contractual terms of our guarantees range from 1 day to 33 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans.
As the guarantor of commingled structured securities issued pursuant to the Single Security Initiative, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. Due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. As such, we exclude from the following table approximately $7.7 billion of Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities as of June 30, 2019.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2019			December 31, 2018
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$6,761	$26	$6,440	$7,278	$30	$6,811
Other guaranty arrangements(2)	13,420	140	2,645	13,847	130	2,711
Total	$20,181	$166	$9,085	$21,125	$160	$9,522

(1)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 13, Concentrations of Credit Risk” in our 2018 Form 10-K and “Note 10, Concentrations of Credit Risk” in this report.

(2)	Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	June 30, 2019		December 31, 2018
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$131	2.25%	$—	—%

Short-term debt of Fannie Mae	$22,901	2.39%	$24,896	2.29%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of June 30, 2019 and December 31, 2018.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2019			December 31, 2018
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2019 - 2030	$97,884	2.56%	2019 - 2030	$103,206	2.36%
Medium-term notes(2)	2019 - 2026	51,345	1.53	2019 - 2026	61,455	1.48
Other(3)	2019 - 2038	6,621	4.80	2019 - 2038	6,683	4.62
Total senior fixed		155,850	2.31		171,344	2.13
Senior floating:
Medium-term notes(2)	2020	7,773	2.50	2019 - 2020	4,174	2.36
Connecticut Avenue Securities(4)	2023 - 2031	24,210	6.12	2023 - 2031	25,641	5.97
Other(5)	2020 - 2037	398	6.37	2020 - 2037	351	10.19
Total senior floating		32,381	5.25		30,166	5.52
Subordinated debentures	2019	5,641	9.99	2019	5,617	9.64
Secured borrowings(6)	2021 - 2022	41	2.06	2021 - 2022	51	1.96
Total long-term debt of Fannie Mae(7)		193,913	3.03		207,178	2.83
Debt of consolidated trusts	2019 - 2058	3,199,765	2.90	2019 - 2058	3,159,846	3.03
Total long-term debt		$3,393,678	2.91%		$3,367,024	3.02%

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

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

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $151 million and $413 million as of June 30, 2019 and December 31, 2018, respectively.
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
We recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted to the extent a legal right of offset exists and is enforceable by law at the counterparty level and are inclusive of the right or obligation associated with the cash collateral posted or received, are recorded in “Other assets” or “Other liabilities” in our condensed consolidated balance sheets. See “Note 12, Fair Value” for additional information on derivatives recorded at fair value. We present cash flows from derivatives as operating activities in our condensed consolidated statements of cash flows.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of June 30, 2019				As of December 31, 2018
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$58,357	$4	$31,468	$(1,327)	$71,416	$438	$21,253	$(740)
Receive-fixed	91,919	1,096	47,254	(210)	88,799	1,113	58,399	(860)
Basis	273	155	—	—	250	104	624	—
Foreign currency	220	30	222	(77)	221	22	223	(72)
Swaptions:
Pay-fixed	4,600	29	6,375	(172)	10,375	191	1,000	(4)
Receive-fixed	2,125	90	5,350	(232)	500	20	7,375	(338)
Futures(1)	19,537	—	—	—	16,631	—	—	—
Total gross risk management derivatives	177,031	1,404	90,669	(2,018)	188,192	1,888	88,874	(2,014)
Accrued interest receivable (payable)	—	360	—	(359)	—	400	—	(419)
Netting adjustment(2)	—	(1,709)	—	2,297	—	(2,266)	—	2,315
Total net risk management derivatives	$177,031	$55	$90,669	$(80)	$188,192	$22	$88,874	$(118)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$9,767	$54	$2,417	$(2)	$4,370	$29	$57	$—
Forward contracts to purchase mortgage-related securities	78,510	389	10,000	(11)	40,650	349	1,045	(3)
Forward contracts to sell mortgage-related securities	10,230	12	131,017	(675)	292	1	70,593	(645)
Total mortgage commitment derivatives	98,507	455	143,434	(688)	45,312	379	71,695	(648)
Credit enhancement derivatives	31,809	51	4,647	(31)	33,431	57	919	(11)
Derivatives at fair value	$307,347	$561	$238,750	$(799)	$266,935	$458	$161,488	$(777)

(1)	Futures have no ascribable fair value because the positions are settled daily.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.2 billion and $713 million as of June 30, 2019 and December 31, 2018, respectively. Cash collateral received was $573 million and $664 million as of June 30, 2019 and December 31, 2018, respectively.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(2,164)	$967	$(3,499)	$3,750
Receive-fixed	1,884	(597)	3,165	(2,984)
Basis	27	(3)	51	(26)
Foreign currency	(17)	(41)	2	(25)
Swaptions:
Pay-fixed	(143)	36	(320)	165
Receive-fixed	93	(22)	100	(38)
Futures	195	(11)	254	(3)
Net accrual of periodic settlements	(242)	(286)	(508)	(501)
Total risk management derivatives fair value gains (losses), net	(367)	43	(755)	338
Mortgage commitment derivatives fair value gains (losses), net	(469)	(76)	(769)	488
Credit enhancement derivatives fair value losses, net	(17)	(5)	(24)	(1)
Total derivatives fair value gains (losses), net	$(853)	$(38)	$(1,548)	$825

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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities.
9.  Segment Reporting
We have two reportable business segments: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations.
Segment Allocations and Results
The majority of our revenues and expenses are directly associated with either our single-family or our multifamily business segment and are included in determining that segment’s operating results. Other revenues and expenses, including administrative expenses, that are not directly attributable to a particular business segment are allocated based on the size of each segment’s guaranty book of business. The substantial majority of the gains and losses associated with our risk management derivatives are allocated to our single-family business segment.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The following table displays our segment results.

	For the Three Months Ended June 30,
	2019			2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,419	$731	$5,150	$4,723	$654	$5,377
Fee and other income(2)	88	158	246	69	170	239
Net revenues	4,507	889	5,396	4,792	824	5,616
Investment gains, net(3)	417	44	461	252	25	277
Fair value gains (losses), net(4)	(758)	4	(754)	278	(49)	229
Administrative expenses	(634)	(110)	(744)	(649)	(106)	(755)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	1,252	(27)	1,225	1,295	1	1,296
Foreclosed property expense	(126)	(2)	(128)	(136)	(3)	(139)
Total credit-related income (expense)	1,126	(29)	1,097	1,159	(2)	1,157
TCCA fees(6)	(600)	—	(600)	(565)	—	(565)
Other expenses, net	(418)	(117)	(535)	(270)	(96)	(366)
Income before federal income taxes	3,640	681	4,321	4,997	596	5,593
Provision for federal income taxes	(769)	(120)	(889)	(1,044)	(92)	(1,136)
Net income	$2,871	$561	$3,432	$3,953	$504	$4,457

	For the Six Months Ended June 30,
	2019			2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$8,458	$1,425	$9,883	$9,284	$1,325	$10,609
Fee and other income(2)	194	279	473	227	332	559
Net revenues	8,652	1,704	10,356	9,511	1,657	11,168
Investment gains, net(3)	511	83	594	494	33	527
Fair value gains (losses), net(4)	(1,645)	60	(1,585)	1,312	(38)	1,274
Administrative expenses	(1,265)	(223)	(1,488)	(1,292)	(213)	(1,505)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	1,913	(38)	1,875	1,491	22	1,513
Foreclosed property income (expense)	(269)	1	(268)	(298)	(3)	(301)
Total credit-related income (expense)	1,644	(37)	1,607	1,193	19	1,212
TCCA fees(6)	(1,193)	—	(1,193)	(1,122)	—	(1,122)
Other expenses, net	(755)	(188)	(943)	(402)	(167)	(569)
Income before federal income taxes	5,949	1,399	7,348	9,694	1,291	10,985
Provision for federal income taxes	(1,253)	(263)	(1,516)	(2,060)	(207)	(2,267)
Net income	$4,696	$1,136	$5,832	$7,634	$1,084	$8,718

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

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	82

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

(3)	Investment gains and losses primarily consist of gains and losses on the sale of mortgage assets for the respective business segment.

(4)
Single-Family fair value gains and losses primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities and other financial instruments associated with our single-family guaranty book of business. Multifamily fair value gains and losses primarily consist of fair value gains and losses on MBS commitment derivatives, trading securities and other financial instruments associated with our multifamily guaranty book of business.

(5)
Credit-related income or expense is based on the guaranty book of business of the respective business segment and consists of the applicable segment’s benefit or provision for credit losses and foreclosed property income or expense on loans underlying the segment’s guaranty book of business.

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

10.  Concentrations of Credit Risk
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

	As of
	June 30, 2019(1)			December 31, 2018(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.27%	0.30%	0.64%	1.17%	0.32%	0.69%
Percentage of single-family conventional loans(4)	1.47	0.35	0.70	1.37	0.38	0.76

	As of
	June 30, 2019(1)		December 31, 2018(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	10.63%	*	9.85%
Geographical distribution:
California	19	0.33	19	0.34
Florida	6	0.94	6	1.16
New Jersey	4	1.28	4	1.38
New York	5	1.32	5	1.40
All other states	66	0.69	66	0.75
Product distribution:
Alt-A	2	3.25	2	3.35
Vintages:
2004 and prior	3	2.61	3	2.69
2005-2008	4	4.45	5	4.61
2009-2019	93	0.32	92	0.34

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan-level information, which constituted approximately 99% of our single-family conventional guaranty book of business as of June 30, 2019 and December 31, 2018.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2019 or December 31, 2018.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	84

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
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of
	June 30, 2019(1)		December 31, 2018(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.04%	0.05%	0.02%	0.06%

	As of
	June 30, 2019		December 31, 2018
	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)
Original LTV ratio:
Greater than 80%	1%	—%	1%	—%
Less than or equal to 80%	99	0.05	99	0.06
Current DSCR below 1.0(4)	2	1.11	2	1.38

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

Other Concentrations
Mortgage Insurers. Mortgage insurance “risk in force” refers to our maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan-level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy.
The following table displays our total mortgage insurance risk in force by primary and pool insurance, as well as the total risk in force mortgage insurance coverage as a percentage of the single-family guaranty book of business.

	As of
	June 30, 2019		December 31, 2018
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$158,191		$152,379
Pool mortgage insurance	391		409
Total mortgage insurance risk in force	$158,582	5%	$152,788	5%

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family guaranty book of business.

	Percentage of Risk in Force Coverage by Mortgage Insurer
	As of
	June 30, 2019	December 31, 2018
Counterparty:(1)
Arch Capital Group Ltd.	24%	25%
Radian Guaranty, Inc.	20	21
Mortgage Guaranty Insurance Corp.	18	18
Genworth Mortgage Insurance Corp.(2)	15	15
Essent Guaranty, Inc.	13	12
Others	10	9
Total	100%	100%

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.

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

Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (”RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $4.0 billion, or 3%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2019.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of June 30, 2019 and December 31, 2018, our estimated benefit from mortgage insurance reduced our loss reserves by $563 million and $691 million, respectively.
As of June 30, 2019 and December 31, 2018, we had outstanding receivables of $685 million and $745 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of June 30, 2019 and December 31, 2018, we assessed these outstanding receivables for collectibility, and established a valuation allowance of $546 million and $564 million, respectively, which reduces our claim receivable to the amount considered probable of collection.
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

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	86

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

	Percentage of Single-Family Guaranty Book of Business
	As of
	June 30, 2019	December 31, 2018
Wells Fargo Bank, N.A. (together with its affiliates)	18%	18%
Remaining top five depository servicers	15	16
Top five non-depository servicers	25	22
Total	58%	56%

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

	Percentage of Multifamily Guaranty Book of Business
	As of
	June 30, 2019	December 31, 2018
Wells Fargo Bank, N.A. (together with its affiliates)	13%	14%
Walker & Dunlop, Inc.	12	12
Remaining top five servicers	23	22
Total	48%	48%
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
Derivative Counterparties. For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 8, Derivative Instruments” and “Note 11, Netting Arrangements.”

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

11.  Netting Arrangements
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

	As of June 30, 2019
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$1,764	$(1,716)	$48		$—	$—	$48
Cleared risk management derivatives	—	7	7		—	—	7
Mortgage commitment derivatives	455	—	455		(159)	(22)	274
Total derivative assets	2,219	(1,709)	510	(4)	(159)	(22)	329
Securities purchased under agreements to resell or similar arrangements(5)	40,362	—	40,362		—	(40,362)	—
Total assets	$42,581	$(1,709)	$40,872		$(159)	$(40,384)	$329
Liabilities:
OTC risk management derivatives	$(2,377)	$2,301	$(76)		$—	$—	$(76)
Cleared risk management derivatives	—	(4)	(4)		—	2	(2)
Mortgage commitment derivatives	(688)	—	(688)		159	510	(19)
Total derivative liabilities	(3,065)	2,297	(768)	(4)	159	512	(97)
Securities sold under agreements to repurchase or similar arrangements	(131)	—	(131)		—	130	(1)
Total liabilities	$(3,196)	$2,297	$(899)		$159	$642	$(98)

	As of December 31, 2018
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,288	$(2,273)	$15		$—	$—	$15
Cleared risk management derivatives	—	7	7		—	—	7
Mortgage commitment derivatives	379	—	379		(153)	(7)	219
Total derivative assets	2,667	(2,266)	401	(4)	(153)	(7)	241
Securities purchased under agreements to resell or similar arrangements(5)	48,288	—	48,288		—	(48,288)	—
Total assets	$50,955	$(2,266)	$48,689		$(153)	$(48,295)	$241
Liabilities:
OTC risk management derivatives	$(2,433)	$2,342	$(91)		$—	$—	$(91)
Cleared risk management derivatives	—	(27)	(27)		—	23	(4)
Mortgage commitment derivatives	(648)	—	(648)		153	466	(29)
Total derivative liabilities	(3,081)	2,315	(766)	(4)	153	489	(124)
Total liabilities	$(3,081)	$2,315	$(766)		$153	$489	$(124)

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	88

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

(3)
Represents collateral received that has not been recognized and is not offset in our condensed consolidated balance sheets as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. The fair value of non-cash collateral we pledged was $1.6 billion and $1.9 billion as of June 30, 2019 and December 31, 2018, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $40.4 billion and $48.4 billion, of which $37.9 billion and $45.7 billion could be sold or repledged as of June 30, 2019 and December 31, 2018, respectively. None of the underlying collateral was sold or repledged as of June 30, 2019 or December 31, 2018.

(4)
Excludes derivative assets of $51 million and $57 million as of June 30, 2019 and December 31, 2018, respectively, and derivative liabilities of $31 million and $11 million recognized in our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $20.8 billion and $15.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

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

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	89

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

	Fair Value Measurements as of June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$—	$—	$—	$—	$—
Trading securities:
Mortgage-related securities:
Fannie Mae	—	3,077	74	—	3,151
Other agency	—	3,629	—	—	3,629
Private-label and other mortgage securities	—	736	—	—	736
Non-mortgage-related securities:
U.S. Treasury securities	35,266	—	—	—	35,266
Other securities	—	84	—	—	84
Total trading securities	35,266	7,526	74	—	42,866
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,483	132	—	1,615
Other agency	—	228	—	—	228
Alt-A and subprime private-label securities	—	220	—	—	220
Mortgage revenue bonds	—	—	364	—	364
Other	—	8	326	—	334
Total available-for-sale securities	—	1,939	822	—	2,761
Mortgage loans	—	7,709	770	—	8,479
Other assets:
Risk management derivatives:
Swaps	—	1,480	165	—	1,645
Swaptions	—	119	—	—	119
Netting adjustment	—	—	—	(1,709)	(1,709)
Mortgage commitment derivatives	—	455	—	—	455
Credit enhancement derivatives	—	—	51	—	51
Total other assets	—	2,054	216	(1,709)	561
Total assets at fair value	$35,266	$19,228	$1,882	$(1,709)	$54,667

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$5,972	$398	$—	$6,370
Total of Fannie Mae	—	5,972	398	—	6,370
Of consolidated trusts	—	22,669	102	—	22,771
Total long-term debt	—	28,641	500	—	29,141
Other liabilities:
Risk management derivatives:
Swaps	—	1,971	2	—	1,973
Swaptions	—	404	—	—	404
Netting adjustment	—	—	—	(2,297)	(2,297)
Mortgage commitment derivatives	—	688	—	—	688
Credit enhancement derivatives	—	—	31	—	31
Total other liabilities	—	3,063	33	(2,297)	799
Total liabilities at fair value	$—	$31,704	$533	$(2,297)	$29,940

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$748	$—	$—	$—	$748
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,435	32	—	1,467
Other agency	—	3,503	—	—	3,503
Private-label and other mortgage securities	—	1,305	1	—	1,306
Non-mortgage-related securities:
U.S. Treasury securities	35,502	—	—	—	35,502
Other Securities	—	89	—	—	89
Total trading securities	35,502	6,332	33	—	41,867
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,645	152	—	1,797
Other agency	—	256	—	—	256
Alt-A and subprime private-label securities	—	568	24	—	592
Mortgage revenue bonds	—	—	434	—	434
Other	—	8	342	—	350
Total available-for-sale securities	—	2,477	952	—	3,429
Mortgage loans	—	7,985	937	—	8,922
Other assets:
Risk management derivatives:
Swaps	—	1,962	115	—	2,077
Swaptions	—	211	—	—	211
Netting adjustment	—	—	—	(2,266)	(2,266)
Mortgage commitment derivatives	—	342	37	—	379
Credit enhancement derivatives	—	—	57	—	57
Total other assets	—	2,515	209	(2,266)	458
Total assets at fair value	$36,250	$19,309	$2,131	$(2,266)	$55,424

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

(2)	Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	93

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2019(1)
	Balance, March 31, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$67	$1		$—	$—	$(14)	$—	$(16)	$—	$36	$74	$2	$—
Total trading securities	$67	$1	(5)(6)	$—	$—	$(14)	$—	$(16)	$—	$36	$74	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$199	$—		$2	$—	$—	$—	$(7)	$(62)	$—	$132	$—	$3
Alt-A and subprime private-label securities	23	5		(5)	—	(23)	—	—	—	—	—	—	—
Mortgage revenue bonds	425	—		(1)	—	(4)	—	(56)	—	—	364	—	—
Other	337	5		(5)	—	—	—	(9)	(2)	—	326	—	(3)
Total available-for-sale securities	$984	$10	(6)(7)	$(9)	$—	$(27)	$—	$(72)	$(64)	$—	$822	$—	$—

Mortgage loans	$934	$17	(5)(6)	$—	$—	$(13)	$—	$(36)	$(159)	$27	$770	$14	$—
Net derivatives	203	20	(5)	—	—	—	—	(31)	(9)	—	183	18	—
Long-term debt:
Of Fannie Mae:
Senior floating	(376)	(22)		—	—	—	—	—	—	—	(398)	(22)	—
Of consolidated trusts	(224)	(1)		—	—	—	—	5	120	(2)	(102)	(1)	—
Total long-term debt	$(600)	$(23)	(5)	$—	$—	$—	$—	$5	$120	$(2)	$(500)	$(23)	$—

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2019(1)
	Balance, December 31, 2018	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$32	$3		$—	$—	$(14)	$—	$(16)	$—	$69	$74	$3	$—
Private-label and other mortgage securities	1	—		—	—	—	—	(1)	—	—	—	—	—
Total trading securities	$33	$3	(5)(6)	$—	$—	$(14)	$—	$(17)	$—	$69	$74	$3	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$152	$—		$6	$—	$—	$—	$(7)	$(103)	$84	$132	$—	$5
Alt-A and subprime private-label securities	24	5		(5)	—	(23)	—	(1)	—	—	—	—	—
Mortgage revenue bonds	434	—		(1)	—	(4)	—	(65)	—	—	364	—	(1)
Other	342	12		(10)	—	—	—	(17)	(2)	1	326	—	(7)
Total available-for-sale securities	$952	$17	(6)(7)	$(10)	$—	$(27)	$—	$(90)	$(105)	$85	$822	$—	$(3)

Mortgage loans	$937	$31	(5)(6)	$—	$—	$(13)	$—	$(70)	$(187)	$72	$770	$22	$—
Net derivatives	194	118	(5)	—	—	—	—	(120)	(9)	—	183	24	—
Long-term debt:
Of Fannie Mae:
Senior floating	(351)	(47)		—	—	—	—	—	—	—	(398)	(47)	—
Of consolidated trusts	(201)	(4)		—	—	—	—	10	169	(76)	(102)	(2)	—
Total long-term debt	$(552)	$(51)	(5)	$—	$—	$—	$—	$10	$169	$(76)	$(500)	$(49)	$—

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2018
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2018(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2018(1)
	Balance, March 31, 2018	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$83	$(5)		$—	$—	$—	$—	$—	$—	$1	$79	$3	$—
Private-label and other mortgage securities	1	—		—	—	—	—	—	—	—	1	—	—
Total trading securities	$84	$(5)	(5)(6)	$—	$—	$—	$—	$—	$—	$1	$80	$3	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$202	$1		$4	$—	$—	$—	$(3)	$—	$—	$204	$—	$3
Alt-A and subprime private-label securities	27	—		—	—	—	—	(1)	—	—	26	—	—
Mortgage revenue bonds	539	(11)		10	—	(7)	—	(25)	—	—	506	—	8
Other	351	7		10	—	—	—	(11)	—	—	357	—	8
Total available-for-sale securities	$1,119	$(3)	(6)(7)	$24	$—	$(7)	$—	$(40)	$—	$—	$1,093	$—	$19

Mortgage loans	$1,102	$11	(5)(6)	$—	$—	$—	$—	$(79)	$(51)	$35	$1,018	$8	$—
Net derivatives	133	(28)	(5)	—	—	—	—	12	—	—	117	(14)	—
Long-term debt:
Of Fannie Mae:
Senior floating	(357)	3		—	—	—	—	—	—	—	(354)	3	—
Of consolidated trusts	(462)	4		—	—	—	—	21	177	(59)	(319)	(1)	—
Total long-term debt	$(819)	$7	(5)	$—	$—	$—	$—	$21	$177	$(59)	$(673)	$2	$—

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2018
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2018(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2018(1)
	Balance, December 31, 2017	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$971	$166		$—	$1	$(1,060)	$—	$—	$—	$1	$79	$3	$—
Other agency	35	(1)		—	—	—	—	(1)	(33)	—	—	—	—
Private-label and other mortgage securities	195	(85)		—	—	—	—	(5)	(104)	—	1	—	—
Total trading securities	$1,201	$80	(5)(6)	$—	$1	$(1,060)	$—	$(6)	$(137)	$1	$80	$3	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$208	$1		$—	$—	$—	$—	$(5)	$—	$—	$204	$—	$—
Alt-A and subprime private-label securities	77	—		(45)	—	—	—	(2)	(4)	—	26	—	1
Mortgage revenue bonds	671	—		(3)	—	(18)	—	(144)	—	—	506	—	—
Other	357	14		8	—	—	—	(22)	—	—	357	—	8
Total available-for-sale securities	$1,313	$15	(6)(7)	$(40)	$—	$(18)	$—	$(173)	$(4)	$—	$1,093	$—	$9

Mortgage loans	$1,116	$28	(5)(6)	$—	$—	$—	$—	$(127)	$(87)	$88	$1,018	$16	$—
Net derivatives	134	(86)	(5)	—	—	—	—	16	53	—	117	(37)	—
Long-term debt:
Of Fannie Mae:
Senior floating	(376)	22		—	—	—	—	—	—	—	(354)	22	—
Of consolidated trusts	(582)	7		—	—	—	1	31	331	(107)	(319)	(1)	—
Total long-term debt	$(958)	$29	(5)	$—	$—	$—	$1	$31	$331	$(107)	$(673)	$21	$—

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

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(5)	Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

(6)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	97

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

	Fair Value Measurements as of June 30, 2019
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$74	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$106	Consensus
	26	Various
Total agency	132
Mortgage revenue bonds	250	Single Vendor	Spreads(bps)	16.5	-	193.3	66.1
	114	Various
Total mortgage revenue bonds	364
Other	283	Discounted Cash Flow	Default Rate(%)	5.5			5.5
			Prepayment Speed(%)	5.5			5.5
			Severity(%)	95.0			95.0
			Spreads(bps)	59.3	-	294.0	292.4
	43	Various
Total other	326
Total available-for-sale securities	$822
Net derivatives	$163	Dealer Mark
	20	Various
Total net derivatives	$183

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
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
In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of June 30, 2019 or December 31, 2018 that were measured at fair value on a nonrecurring basis. We held $247 million and $91 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018, respectively.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	99

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

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2019	December 31, 2018
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,772	$631
	Single Vendor	1,448	1,119
Total mortgage loans held for sale, at lower of cost or fair value		3,220	1,750

Single-family mortgage loans held for investment, at amortized cost	Internal Model	571	818
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	218	102
	Various	13	40
Total multifamily mortgage loans held for investment, at amortized cost		231	142
Acquired property, net:(1)
Single-family	Accepted Offers	118	151
	Appraisals	337	419
	Walk Forwards	198	181
	Internal Model	150	219
	Various	33	41
Total single-family		836	1,011
Multifamily	Various	—	50
Total nonrecurring assets at fair value		$4,858	$3,771

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of June 30, 2019 and December 31, 2018, these methodologies comprised approximately 82% of our valuations, while accepted offers comprised approximately 15% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2018 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the six months ended June 30, 2019.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	100

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

	As of June 30, 2019
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$60,970	$40,170	$20,800	$—	$—	$60,970
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,562	—	19,562	—	—	19,562
Trading securities	42,866	35,266	7,526	74	—	42,866
Available-for-sale securities	2,761	—	1,939	822	—	2,761
Mortgage loans held for sale	11,220	—	826	11,112	—	11,938
Mortgage loans held for investment, net of allowance for loan losses	3,262,012	—	3,175,207	142,889	—	3,318,096
Advances to lenders	5,395	—	5,393	2	—	5,395
Derivative assets at fair value	561	—	2,054	216	(1,709)	561
Guaranty assets and buy-ups	152	—	—	352	—	352
Total financial assets	$3,405,499	$75,436	$3,233,307	$155,467	$(1,709)	$3,462,501

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$131	$—	$131	$—	$—	$131
Short-term debt:
Of Fannie Mae	22,901	—	22,907	—	—	22,907
Long-term debt:
Of Fannie Mae	193,913	—	201,775	826	—	202,601
Of consolidated trusts	3,199,765	—	3,195,793	36,368	—	3,232,161
Derivative liabilities at fair value	799	—	3,063	33	(2,297)	799
Guaranty obligations	166	—	—	109	—	109
Total financial liabilities	$3,417,675	$—	$3,423,669	$37,336	$(2,297)	$3,458,708

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2018
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$49,423	$34,073	$15,350	$—	$—	$49,423
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,938	—	32,938	—	—	32,938
Trading securities	41,867	35,502	6,332	33	—	41,867
Available-for-sale securities	3,429	—	2,477	952	—	3,429
Mortgage loans held for sale	7,701	—	238	7,856	—	8,094
Mortgage loans held for investment, net of allowance for loan losses	3,241,694	—	2,990,104	216,404	—	3,206,508
Advances to lenders	3,356	—	3,354	2	—	3,356
Derivative assets at fair value	458	—	2,515	209	(2,266)	458
Guaranty assets and buy-ups	147	—	—	356	—	356
Total financial assets	$3,381,013	$69,575	$3,053,308	$225,812	$(2,266)	$3,346,429

Financial liabilities:
Short-term debt:
Of Fannie Mae	$24,896	$—	$24,901	$—	$—	$24,901
Long-term debt:
Of Fannie Mae	207,178	—	211,403	771	—	212,174
Of consolidated trusts	3,159,846	—	3,064,239	39,043	—	3,103,282
Derivative liabilities at fair value	777	—	3,077	15	(2,315)	777
Guaranty obligations	160	—	—	121	—	121
Total financial liabilities	$3,392,857	$—	$3,303,620	$39,950	$(2,315)	$3,341,255

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

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Fair Value

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	June 30, 2019			December 31, 2018
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$8,479	$6,370	$22,771	$8,922	$6,826	$23,753
Unpaid principal balance	8,221	5,835	20,687	8,832	6,241	22,080

(1)
Includes nonaccrual loans with a fair value of $141 million and $161 million as of June 30, 2019 and December 31, 2018, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2019 and December 31, 2018 was $13 million and $19 million, respectively. Includes loans that are 90 days or more past due with a fair value of $87 million and $102 million as of June 30, 2019 and December 31, 2018, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2019 and December 31, 2018 was $10 million and $14 million, respectively.

Changes in Fair Value under the Fair Value Option Election
We recorded gains of $126 million and $239 million for the three and six months ended June 30, 2019, respectively, and losses of $27 million and $176 million for the three and six months ended June 30, 2018, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $222 million and $552 million for the three and six months ended June 30, 2019, respectively, and gains of $247 million and $501 million for the three and six months ended June 30, 2018, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

Senior Preferred Stock Purchase Agreements Litigation
A consolidated putative class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”) and two non-class action lawsuits filed by Fannie Mae and Freddie Mac shareholders against us, FHFA as our conservator, and Freddie Mac are pending in the U.S. District Court for the District of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
In the consolidated class action and two of the non-class action suits, Arrowood Indemnity Company v. Fannie Mae and Fairholme Funds v. FHFA, plaintiffs filed amended complaints on November 1, 2017 alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, particularly the right to receive dividends. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. Plaintiffs in the class action seek to represent several classes of preferred and/or common shareholders of Fannie Mae and/or Freddie Mac who held stock as of the public announcement of the August 2012 amendments. On September 28, 2018, the court dismissed all of the plaintiffs’ claims except for their claims for breach of an implied covenant of good faith and fair dealing. On October 15, 2018, defendants filed a motion for partial reconsideration. On May 16, 2019, the court denied this motion.
On May 21, 2018, a pro se plaintiff in a non-class action case, Angel v. Federal Home Loan Mortgage Corporation, filed a complaint for declaratory relief and compensatory damages against Fannie Mae (including certain members of its Board of Directors), Freddie Mac (including certain members of its Board of Directors) and FHFA, as conservator, in the U.S. District Court for the District of Columbia. Plaintiff in that case asserts claims for breach of contract, breach of implied covenants of good faith and fair dealing, and aiding and abetting the federal government in avoiding an alleged implicit guarantee of dividend payments. On March 6, 2019, the court granted defendants’ motion to dismiss and on March 18, 2019, plaintiff moved to alter or amend the judgment and to file an amended complaint. On May 24, 2019, the court denied this motion. On June 19, 2019, plaintiff filed a notice of appeal of the court’s dismissal and related orders with the U.S. Court of Appeals for the District of Columbia Circuit.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Fannie Mae (In conservatorship) Second Quarter 2019 Form 10-Q	104

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2019, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2019 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2019 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2019 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2019 and as of the date of filing this report:

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

Fannie Mae Second Quarter 2019 Form 10-Q	105

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2019 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2019 (“Second Quarter 2019 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2019 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Second Quarter 2019 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2019 Form 10-Q and had no objection to our filing the Second Quarter 2019 Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since March 31, 2019 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes and updating existing systems. For example, we are currently implementing changes to various financial system applications in stages across the company. As we continue to implement these changes, each implementation may become a significant component of our internal control over financial reporting.
Common Securitization Platform
In May 2019, we began using the common securitization platform operated by CSS to perform certain aspects of the securitization process for our single-family Fannie Mae MBS issuances. We began issuing UMBS using the common securitization platform in June 2019. Our use of the common securitization platform for single-family Fannie Mae MBS issuances represents a significant change to our control environment and requires us to rely on CSS for effective controls related to these securities issuances and related functions. In connection with this transition of activities to CSS, we modified our accounting and financial reporting processes, including replacing or redesigning existing internal controls over financial

Fannie Mae Second Quarter 2019 Form 10-Q	106

Controls and Procedures

reporting that were previously considered effective with new or modified controls. We will continue to monitor and test these new and modified controls for adequate design and operating effectiveness. Because our transition to using the common securitization platform for single-family Fannie Mae MBS issuances occurred during the second quarter, we used both our legacy securitization processes and related controls, as well as the new and modified controls, in preparing our second quarter 2019 condensed consolidated financial statements included in this report.
Treasury Cash Management System
In July 2019, we consolidated our treasury systems used for cash activities, liquidity management and bank account administration into a fully integrated new treasury cash management system. In connection with this implementation and related business process changes, we redesigned or replaced multiple existing controls that were previously considered effective with new or modified controls and, in some cases, removed controls that are no longer applicable. We will continue to monitor and test these new and modified controls for adequate design and operating effectiveness. Because this new system was not implemented until July 2019, we continued to use our legacy treasury cash management system controls in preparing our second quarter 2019 condensed consolidated financial statements included in this report.

Fannie Mae Second Quarter 2019 Form 10-Q	107

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2018 Form 10-K and our First Quarter 2019 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. Some of the lawsuits also challenge the constitutionality of FHFA’s structure. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending or were terminated after March 31, 2019 are as follows:
District of Columbia. Fannie Mae is a defendant in three cases pending in the U.S. District Court for the District of Columbia—a consolidated putative class action and two additional cases. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in these cases, except for their claims for breach of an implied covenant of good faith and fair dealing. In a fourth case that was filed in the U.S. District Court for the District of Columbia on May 21, 2018, the court granted defendants’ motion to dismiss on March 6, 2019, and on March 18, 2019, plaintiff moved to alter or amend the judgment and to file an amended complaint. On May 24, 2019, the court denied this motion. On June 19, 2019, plaintiff filed a notice of appeal of the court’s dismissal and related orders with the U.S. Court of Appeals for the District of Columbia Circuit. All four cases are described in “Note 13, Commitments and Contingencies.”
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

Fannie Mae Second Quarter 2019 Form 10-Q	108

Other Information

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
LIBOR Lawsuit
As described further in our 2018 Form 10-K, in October 2013, Fannie Mae filed a lawsuit in the U.S. District Court for the Southern District of New York against a number of banks and other defendants alleging they manipulated LIBOR. On July 22, 2019, we entered into an agreement resolving our claims against two of the defendants in this lawsuit: Citigroup Inc. and Citibank, N.A. The financial impact of the settlement was not material to our financial statements.
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2018 Form 10-K. This section supplements and updates that discussion. Also refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2018 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
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
In March 2019, President Trump issued a memorandum directing the Secretary of the Treasury to develop a Treasury Housing Reform Plan, which is described in “MD&A—Legislation and Regulation—Housing Finance Reform.” As of the time of this filing, the Treasury Housing Reform Plan has not been published. The Senate Committee on Banking, Housing, and Urban Affairs held a hearing in June 2019 on whether we should be regulated as a systemically important financial institution, which would result in our becoming subject to additional regulation and oversight by the Federal Reserve Board if it occurred. We expect the Administration, FHFA and Congress to continue to consider housing finance reform, which could result in significant changes in our structure and role in the future, as well as other changes to our business and competitive environment.
Congress, FHFA or other agencies may also consider legislation, regulation or other administrative actions aimed at increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury, constraining our business operations, or subjecting us to new obligations that could impose substantial burdens or adversely affect our results of operations or financial condition. We cannot predict the timing or final content of housing finance reform legislation, other legislation, regulations or administrative actions related to our activities, nor can we predict the impact any such enacted legislation, regulations or administrative actions would have on our business and financial condition.
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

Fannie Mae Second Quarter 2019 Form 10-Q	109

Other Information

employees. We are subject to significant restrictions on the amount and type of compensation we may pay our executives and other employees while under conservatorship. For example:

•	The Equity in Government Compensation Act of 2015 caps the annual direct compensation payable to our chief executive officer to no more than $600,000 while we are in conservatorship or receivership.

•	The STOCK Act prohibits our senior executives from receiving bonuses during any period of conservatorship.

•
In April 2019, legislation was introduced in the U.S. Senate that would prohibit either Fannie Mae or Freddie Mac from transferring or delegating any duty or responsibility, as of November 25, 2015, of its chief executive officer to any other position. The legislation would also provide that the Director of FHFA may be removed for cause for approving the compensation of any chief executive officer of Fannie Mae or Freddie Mac at a level greater than that permitted under the Equity in Government Compensation Act of 2015.

•
As our conservator, FHFA has the authority to approve the terms and amount of our executive compensation. The Director of FHFA has recently stated that FHFA is reviewing the compensation of Fannie Mae’s and Freddie Mac’s executive officers.

•	The terms of our senior preferred stock purchase agreement with Treasury contain specified restrictions relating to compensation.
As a result of the restrictions on our compensation practices, we have not been able to incent and reward excellent performance with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives. In addition, the uncertainty of potential action by Congress or the Administration with respect to housing finance reform, which may result in the wind-down or significant restructuring of the company, and with respect to the compensation and role of our executives, also negatively affects our ability to retain and recruit executives and other employees.
Our inability to offer market-based compensation to our chief executive officer also makes retention and succession planning for this position difficult. We believe the limit applicable to our chief executive officer compensation negatively affected our ability to retain our former Chief Executive Officer, who left the company in October 2018.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for qualified executives and other employees. If we are unable to retain, promote and attract executives and other employees with the necessary skills and talent, we would face increased risks for operational failures. If there were several high-level departures at approximately the same time, our ability to conduct our business would likely be materially adversely affected, which could have a material adverse effect on our results of operations and financial condition.
The Single Security Initiative may have an adverse effect on the liquidity or market value of our MBS. The Single Security Initiative also increases our counterparty credit risk and operational risk.
On June 3, 2019, we and Freddie Mac began issuing UMBS. We also began using the common securitization platform operated by CSS to perform certain aspects of the securitization process for our single-family Fannie Mae MBS issuances beginning in May 2019. This represents the final implementation of FHFA’s Single Security Initiative that we, Freddie Mac and FHFA have been working on since 2014. The Single Security Initiative and the common securitization platform represent significant changes for the mortgage market and for our securitization operations and business.
Historically, single-family Fannie Mae MBS had a trading advantage over comparable Freddie Mac single-family mortgage-backed securities. The Single Security Initiative has eliminated this trading advantage. We believe this has contributed, and will continue to contribute, to competitive pressure on our single-family guaranty fee pricing.
Uncertainty in connection with the Single Security Initiative could contribute to declines in the liquidity or market value of Fannie Mae MBS or otherwise adversely affect our financial condition or results of operations. The industry has expressed concerns that Fannie Mae-issued UMBS and Freddie Mac-issued UMBS may not be truly fungible. FHFA, as conservator, has previously responded to industry input by imposing alignment mandates on Fannie Mae and Freddie Mac, and adopted a rule to align Fannie Mae and Freddie Mac programs, policies and practices that affect the prepayment rates of TBA-eligible mortgage-backed securities. However, these alignment efforts may not be successful and the prepayment rates on Fannie Mae-issued UMBS and Freddie Mac-issued UMBS could diverge. If investors do not accept the fungibility of Fannie Mae-issued UMBS and Freddie Mac-issued UMBS, or if investors prefer Freddie Mac-issued UMBS over Fannie Mae-issued UMBS, it could adversely affect the volume of our UMBS issuances and the liquidity and market value of Fannie Mae MBS, which could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations.
The continued support of FHFA, Treasury, the Securities Industry and Financial Markets Association, and certain other regulatory bodies is critical to the success of the Single Security Initiative. If these entities were to cease their support, the liquidity and market value of Fannie Mae-issued UMBS could be adversely affected. Furthermore, if either we or Freddie Mac exit conservatorship in the future, it is unclear whether our and Freddie Mac’s programs, policies and practices in support of the Single Security Initiative would be sustained.
The Single Security Initiative has also resulted in increased credit risk exposure and operational risk exposure to Freddie Mac. We and Freddie Mac can now commingle Fannie Mae-issued UMBS and Freddie Mac-issued UMBS in resecuritizations.

Fannie Mae Second Quarter 2019 Form 10-Q	110

Other Information

When we resecuritize Freddie Mac-issued UMBS or other Freddie Mac securities, our guaranty of principal and interest extends to the underlying Freddie Mac security. Our risk exposure to Freddie Mac is expected to increase as we issue more structured securities backed directly or indirectly by Freddie Mac-issued UMBS going forward. In the event Freddie Mac were to fail (for credit or operational reasons) to make a payment due on its securities underlying a Fannie Mae-issued structured security, we would be obligated under our guaranty to fund any shortfall and make the entire payment on the related Fannie Mae-issued structured security on that payment date. Our pricing does not currently reflect any incremental credit, liquidity or operational risk associated with our guaranty of resecuritized Freddie Mac securities. As a result, we could be dependent on Freddie Mac and on the senior preferred stock purchase agreements that we and Freddie Mac each have with Treasury to avoid a liquidity event or a default under our guaranty.
The Single Security Initiative has created significant interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac. Accordingly, the market value of single-family Fannie Mae MBS could be affected by events relating to Freddie Mac, even if those events do not directly relate to Fannie Mae or Fannie Mae MBS. For example, any actual or perceived change in Freddie Mac’s financial performance or condition, mortgage credit quality, or systems and data reliability could adversely affect the market value of single-family Fannie Mae MBS. Similarly, any disruption in Freddie Mac’s securitization activities or any adverse events affecting Freddie Mac’s significant mortgage sellers and servicers also could adversely the market value of single-family Fannie Mae MBS.
We no longer use our individual proprietary securitization function for our single-family MBS issuances. In addition to using the common securitization platform for our newly issued UMBS issuances, we are also now using the common securitization platform for certain ongoing administrative functions for our previously issued and outstanding single-family Fannie Mae MBS. Accordingly, we are reliant on the common securitization platform and CSS for the operation of several of our single-family securitization activities. These activities are complex and present significant operational and technological challenges and risks. Any measures we take to mitigate these challenges and risks might not be sufficient to prevent a disruption to our securitization activities. Our business activities could be adversely affected and the market for single-family Fannie Mae MBS could be disrupted if the common securitization platform were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. Any such failure or unavailability could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations, and could adversely affect the liquidity or market value of our single-family MBS. In addition, a failure by CSS to maintain effective controls and procedures could result in material errors in our reported results or disclosures that are not complete or accurate. See “Risk Factors” in our 2018 Form 10-K for a discussion of other operational risks associated with our implementation of the Single Security Initiative and related internal infrastructure upgrades.
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
Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. A slowdown in economic growth around the world remains a concern for policy makers and financial markets. To the extent global economic conditions negatively affect the U.S. economy, they also could negatively affect the credit performance of the loans in our book of business.
Volatility or uncertainty in global political conditions also can significantly affect U.S. economic conditions and financial markets. Currently, there is elevated uncertainty around several unresolved global political events, including the United Kingdom’s exit from the European Union and ongoing international trade negotiations, that could impact global growth and financial markets. See “Risk Factors” in our 2018 Form 10-K for a description of the risks to our business posed by changes in interest rates and changes in spreads. In addition, as described in “Risk Factors” in our 2018 Form 10-K, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
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

Fannie Mae Second Quarter 2019 Form 10-Q	111

Other Information

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
The cap on mortgage interest deductions, the increase in the amount of the standard deduction and other changes in tax laws may also adversely affect housing demand, home prices or other housing or mortgage market conditions, which could impact our business volumes and adversely affect our results of operations, net worth and financial condition.
The continued run-off of mortgage-backed securities from the Federal Reserve’s portfolio could adversely affect our business, results of operations, financial condition, liquidity and net worth.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. In October 2017, the Federal Reserve initiated a balance sheet normalization program to reduce its holdings of Treasury securities and mortgage-backed securities. In March 2019, the Federal Reserve announced a plan to end the runoff of its portfolio. The Federal Reserve has indicated it will reduce its holdings of mortgage-backed securities and increase its holdings of Treasury securities. This may create upward pressure on mortgage interest rates and reduce demand for mortgage-backed securities, which could adversely affect our business, results of operations, financial condition, liquidity and net worth.
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
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition, liquidity or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources. For example, we could be affected by:

•
Legislation designed to affect how we and Freddie Mac manage our business. For example, legislation introduced in the U.S. Senate in April 2019 would prohibit either Fannie Mae or Freddie Mac from transferring or delegating any duty or responsibility, as of November 25, 2015, of its chief executive officer to any other position. If enacted, this legislation could negatively impact our business by requiring us to change our current management structure and limiting our ability to determine the roles and responsibilities of our executives in response to evolving business needs.

•
Legislative or regulatory changes that expand our, or our servicers’, responsibility and liability for securing, maintaining or otherwise overseeing vacant properties prior to foreclosure, which could increase our costs.

•
State laws and court decisions granting new or expanded priority rights over our mortgages to homeowners associations or through initiatives that provide a lien priority to loans used to finance energy efficiency or similar improvements, which could adversely affect our ability to recover our losses on affected loans.

•
State and local laws and regulations expanding rent control and other tenant protections, such as New York’s Housing Stability and Tenant Protection Act of 2019, which could negatively affect the housing market in the applicable areas and increase our credit risk on the loans we guarantee in those areas.

In addition, as described in “Risk Factors” in this report and in our 2018 Form 10-K, our business could be materially adversely affected by legislative and regulatory actions relating to housing finance reform or the financial services industry, or by legal or regulatory proceedings.
Uncertainty relating to the potential discontinuance of LIBOR after 2021 may adversely affect our results of operations, financial condition, liquidity and net worth.
We routinely engage in transactions involving financial instruments that reference LIBOR, including acquiring loans and securities, selling securities and entering into derivative transactions that reference LIBOR. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustain LIBOR to submit rate quotations after 2021. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021. We continue to analyze potential risks associated with the LIBOR transition, including financial, operational, legal, reputational and compliance risks.
Efforts are underway to identify and transition to a set of alternative reference rates. The transition may lead to disruption, including yield volatility on LIBOR-based securities. In 2017, the ARRC recommended the alternative reference rate SOFR and the Federal Reserve Bank of New York began publishing SOFR in 2018. However, SOFR is calculated based on different criteria than LIBOR. Accordingly, SOFR and LIBOR may diverge, particularly in times of macroeconomic stress. Since the initial publication of SOFR in 2018, daily changes in SOFR have at times been more volatile than daily changes in comparable benchmark or market rates. Additionally, we cannot anticipate how long it will take to develop the systems and processes necessary to adopt SOFR or other benchmark replacements, which may delay and contribute to uncertainty and volatility surrounding the LIBOR transition.

Fannie Mae Second Quarter 2019 Form 10-Q	112

Other Information

While many of our LIBOR-indexed financial instruments allow us to take discretionary action to select an alternative reference rate if LIBOR is discontinued, our use of an alternative reference rate may be subject to legal challenges. There is considerable uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments. This uncertainty could result in disputes and litigation with counterparties and borrowers surrounding the implementation of alternative reference rates in our financial instruments that reference LIBOR. If LIBOR ceases or changes in a manner that causes regulators or market participants to question its viability, financial instruments indexed to LIBOR could experience disparate outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and a host of other factors. There can be no assurance that legislative or regulatory actions will dictate what happens if LIBOR ceases or is no longer viable, or what those actions might be. In addition, while the ARRC was created to ensure a successful transition from LIBOR, there can be no assurance that the ARRC will endorse practices that create a smooth transition and minimize value transfers between market participants, or that its endorsed practices will be broadly adopted by market participants. Divergent industry or market participant actions could result after LIBOR is no longer available or viable. It is uncertain what effect any divergent industry practices will have on the performance of financial instruments, including those that we own or have issued. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments. The LIBOR transition could result in our paying higher interest rates on our current LIBOR-indexed obligations, adversely affect the yield on and fair value of the loans and securities we hold or guaranty that reference LIBOR, and increase the costs of or affect our ability to effectively use derivative instruments to manage interest rate risk.
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
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended June 30, 2019, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2019.
Dividend Restrictions
Our payment of dividends is subject to the following restrictions:

Fannie Mae Second Quarter 2019 Form 10-Q	113

Other Information

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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae Second Quarter 2019 Form 10-Q	114

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae Second Quarter 2019 Form 10-Q	115

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer

Date: August 1, 2019

By:	/s/ Celeste M. Brown
Celeste M. Brown Executive Vice President and Chief Financial Officer

Date: August 1, 2019

Fannie Mae Second Quarter 2019 Form 10-Q	116