Form 10-Q
period 2019-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2019-10-31
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2019, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2019 Form 10-Q	i

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

We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Congress and the Administration continue to consider options for reform of the housing finance system, including Fannie Mae. We are not permitted to retain more than $25 billion in capital reserves or to pay dividends or other distributions to stockholders other than the U.S. Department of the Treasury (“Treasury”). Our agreements with Treasury include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent developments relating to housing finance reform, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Charter Act and Regulation” in our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), “Legislation and Regulation” in this report, and “Risk Factors” in both this report and our 2018 Form 10-K.

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
Introduction

Fannie Mae’s mission is to provide a stable source of liquidity to support housing for low- and moderate-income Americans. We operate in the secondary mortgage market, primarily working with lenders, who originate loans to borrowers. We do not originate loans or lend money directly to borrowers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS or our MBS); purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; manage mortgage credit risk; and engage in other activities that support access to credit and the supply of affordable housing. Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group, Inc., under the ticker symbol “FNMA.”
Through our single-family and multifamily business segments, we provided $460 billion in liquidity to the mortgage market in the first nine months of 2019, which enabled the financing of approximately 2.1 million home purchases, refinancings or rental units.
Fannie Mae Provided $460 Billion in Liquidity in the First Nine Months of 2019

Unpaid Principal Balance	Units

$240.1B	942K Single-Family Home Purchases

$167.3B	649K Single-Family Refinancings

$52.1B	548K Multifamily Rental Units

Fannie Mae Third Quarter 2019 Form 10-Q	1

MD&A | Executive Summary

Executive Summary

Summary of Our Financial Performance

Quarterly Condensed Consolidated Results

Our net income in the third quarter of 2019 remained flat compared with the third quarter of 2018 primarily due to:
•
an increase in our credit-related income;
•
offset by a shift from fair value gains to fair value losses.
See “Consolidated Results of Operations” for more information on our financial results.

Year-to-Date Condensed Consolidated Results

The decrease in our net income in the first nine months of 2019, compared with the first nine months of 2018, was primarily driven by:
•
a shift from fair value gains to fair value losses; and
•
a decrease in net interest income;
•
partially offset by an increase in our credit-related income.
See “Consolidated Results of Operations” for more information on our financial results.

Net worth. Our net worth was $10.3 billion as of September 30, 2019. This amount reflects:

•	our net worth of $6.4 billion as of June 30, 2019, of which we previously expected to pay Treasury $3.4 billion as a third-quarter 2019 dividend; and

•	our comprehensive income of $4.0 billion for the third quarter of 2019.
As we describe in “Legislation and Regulation—Letter Agreement with Treasury,” the dividend provisions of our senior preferred stock were modified on September 27, 2019. As a result, no dividends were payable on the senior preferred stock for the third quarter of 2019, as our net worth of $6.4 billion as of June 30, 2019 was lower than the $25 billion capital reserve amount. Additionally, no dividends will be payable on the senior preferred stock for the fourth quarter of 2019, as our net worth of $10.3 billion as of September 30, 2019 was lower than $25 billion.

Fannie Mae Third Quarter 2019 Form 10-Q	2

MD&A | Executive Summary

Net Worth, Treasury Funding and Senior Preferred Stock Dividends
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008. We have paid dividends to Treasury on the senior preferred stock on a quarterly basis for every dividend period for which dividends were payable since we entered conservatorship in 2008.
Under the modified dividend provisions of the senior preferred stock described in “Legislation and Regulation—Letter Agreement with Treasury,” effective with the third quarter 2019 dividend period, we are not required to pay further dividends to Treasury until we have accumulated over $25 billion in net worth. Accordingly, no dividends were payable to Treasury for the third quarter of 2019, and none will be payable for the fourth quarter of 2019. Changes in our net worth can be significantly impacted by market conditions that affect our net interest income, fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings, developments that affect our loss reserves such as changes in interest rates, home prices or accounting standards, or events such as natural disasters, and other factors, as we discuss in “Risk Factors” and “Consolidated Results of Operations” in our 2018 Form 10-K and in this report.
The charts below show information about our net worth, the remaining amount of Treasury’s funding commitment to us, senior preferred stock dividends we have paid Treasury and funds we have drawn from Treasury pursuant to its funding commitment.

(1)
Aggregate amount of dividends we have paid to Treasury on the senior preferred stock from 2008 through September 30, 2019. Under the terms of the senior preferred stock purchase agreement, dividend payments we make to Treasury do not offset our draws of funds from Treasury.

(2)	Aggregate amount of funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement from 2008 through September 30, 2019.
Under the modified liquidation preference provisions of the senior preferred stock described in “Legislation and Regulation—Letter Agreement with Treasury,” the aggregate liquidation preference of the senior preferred stock increased from $123.8 billion as of June 30, 2019 to $127.2 billion as of September 30, 2019 due to the $3.4 billion increase in our net worth during the second quarter of 2019. The aggregate liquidation preference of the senior preferred stock will further increase to $131.2 billion as of December 31, 2019 due to the $4.0 billion increase in our net worth during the third quarter of 2019.
For a description of the terms of the senior preferred stock purchase agreement and the senior preferred stock, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2018 Form 10-K and “Legislation and Regulation—Letter Agreement with Treasury” in this report.
Although Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock and has made a commitment under the senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.

Fannie Mae Third Quarter 2019 Form 10-Q	3

MD&A | Legislation and Regulation

Legislation and Regulation

The information in this section updates and supplements information regarding legislative and regulatory developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Charter Act and Regulation” in our 2018 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2019 (“First Quarter 2019 Form 10-Q”) and our Form 10-Q for the quarter ended June 30, 2019 (“Second Quarter 2019 Form 10-Q”). Also see “Risk Factors” in this report and in our 2018 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Housing Finance Reform
In March 2019, President Trump issued a memorandum directing the Secretary of the Treasury to develop a plan for administrative and legislative reforms relating to Fannie Mae and Freddie Mac (collectively referred to as the “government-sponsored enterprises” or the “GSEs”), as described in our First Quarter 2019 Form 10-Q.
On September 5, 2019, Treasury released its plan to reform the housing finance system. The Treasury Housing Reform Plan (the “Treasury plan”) is far-reaching in scope and could have a significant impact on our structure, our role in the secondary mortgage market, our capitalization, our business and our competitive environment. The Treasury plan includes 49 recommended reforms—31 proposed administrative reforms and 18 proposed legislative reforms—to define a limited role for the federal government in the housing finance system, enhance taxpayer protections against future bailouts, and promote competition in the housing finance system. The Treasury plan includes recommendations relating to ending our conservatorship, amending our senior preferred stock purchase agreement with Treasury, considering additional restrictions and requirements on our business, and many other matters. While the Treasury plan states that it is Treasury’s preference and recommendation that Congress enact comprehensive housing finance reform legislation, the plan also states that “reform should not and need not wait on Congress. . . . Pending legislation, Treasury will continue to support FHFA’s administrative actions to enhance regulation of the GSEs, promote private sector competition, and satisfy the preconditions set forth in this plan for ending the GSEs’ conservatorships.”
The Treasury plan contemplates FHFA ending the conservatorships of each of Fannie Mae and Freddie Mac when the GSE has met specified preconditions, which the plan recommends should include, at a minimum, that:

•	FHFA has prescribed regulatory capital requirements for both GSEs;

•	FHFA has approved the GSE’s capital restoration plan, and the GSE has retained or raised sufficient capital and other loss-absorbing capacity to operate in a safe and sound manner;

•	the senior preferred stock purchase agreement between Treasury and the GSE has been amended to:

◦	require the GSE to fully compensate the federal government in the form of an ongoing payment for the ongoing support provided to the GSE under the senior preferred stock purchase agreement;

◦	focus the GSE’s activities on its core statutory mission and otherwise tailor government support to the underlying rationale for that support;

◦	further limit the size of the GSE’s retained mortgage portfolio;

◦
subject the GSE to heightened prudential requirements and safety and soundness standards, including increased capital requirements, designed to prevent a future taxpayer bailout and minimize risks to financial stability; and

◦	ensure that the risk posed by the GSE’s activities is calibrated to the amount of the remaining commitment under the senior preferred stock purchase agreement;

•	appropriate provision has been made to ensure there is no disruption to the market for the GSE’s MBS, including its previously-issued MBS;

•
FHFA, after consulting with the Financial Stability Oversight Council, has determined that the heightened prudential requirements incorporated into the amended senior preferred stock purchase agreements are, together with the requirements and restrictions imposed by FHFA in its capacity as regulator, appropriate to minimize risks to financial stability; and

•
any other conditions that FHFA, in its discretion, determines are necessary to ensure that the GSE would operate in a safe and sound manner after the conservatorship, including as to the GSE’s compliance with FHFA’s directives or other requirements and also as to the build out of FHFA’s supervisory function.

Fannie Mae Third Quarter 2019 Form 10-Q	4

MD&A | Legislation and Regulation

The Treasury plan also contemplates Treasury and FHFA adjusting Fannie Mae’s and Freddie Mac’s senior preferred stock purchase agreements with Treasury to allow each company to retain and raise capital. The Treasury plan does not specify how Fannie Mae or Freddie Mac would recapitalize but states that potential approaches to recapitalization could include one or more of the following, among other options:

•	eliminating all or a portion of the liquidation preference of Treasury’s senior preferred stock or exchanging all or a portion of that interest for common stock or other interests in the GSE;

•
adjusting the net worth sweep dividend on the senior preferred stock to allow the GSE to retain earnings in excess of the $3 billion capital reserve in effect when the Treasury plan was released, with appropriate compensation to Treasury for any deferred or forgone dividends;

•
issuing shares of common or preferred stock, and perhaps also convertible debt or other loss-absorbing instruments, through private or public offerings, perhaps in connection with the exercise of Treasury’s warrants for 79.9% of the GSE’s common stock;

•	negotiating exchange offers for one or more classes of the GSE’s existing junior preferred stock; and

•	placing the GSE in receivership to facilitate a restructuring of the capital structure.
The Treasury plan recommends that Treasury’s commitment to provide funding under the senior preferred stock purchase agreement should be replaced with legislation that authorizes an explicit, paid-for guarantee backed by the full faith and credit of the Federal Government that is limited to the timely payment of principal and interest on qualifying MBS. The Treasury plan further recommends that, pending legislation, even after conservatorship Treasury should maintain its ongoing commitment to support each GSE’s single-family and multifamily mortgage-backed securities through the senior preferred stock purchase agreements, as amended as contemplated by the plan.
The Treasury plan contains recommendations for legislative and administrative reforms to limit our single-family activities and restrict our multifamily footprint. For example, the plan recommends that FHFA assess whether each of our current single-family products, services and other activities, including our support for cash-out refinancings, investor loans, and higher principal balance loans, should continue to benefit from support under our senior preferred stock purchase agreement. It also recommends that FHFA and Treasury consider amendments to the senior preferred stock purchase agreement to further limit the type and volume of multifamily loans we guarantee. The Treasury plan also contains a number of other recommendations that could significantly affect our business and competitive environment if implemented. For example, the Treasury plan recommends that: FHFA conduct assessments of our single-family and multifamily underwriting criteria; FHFA and the U.S. Department of Housing and Urban Development (“HUD”) coordinate to identify and mitigate areas of duplication in government support for affordable housing; and the Consumer Financial Protection Bureau (the “CFPB”) amend its ability-to-repay rule to establish a bright-line safe harbor that replaces the “qualified mortgage” patch for GSE-eligible loans.
There continues to be significant uncertainty regarding the timing, content and impact of future legislative and regulatory actions affecting us, including the enactment of housing finance reform legislation and the implementation of all or any portion of the Treasury plan. See “Risk Factors” in this report and in our 2018 Form 10-K for a description of the risks associated with our uncertain future and potential housing finance reform.
Letter Agreement with Treasury
On September 27, 2019, we, through FHFA acting on our behalf in its capacity as our conservator, and Treasury entered into a letter agreement modifying the dividend and liquidation preference provisions of the senior preferred stock held by Treasury. These modifications and other specified provisions of the letter agreement are described below.

•
Modification to Dividend Provisions—Increase in Applicable Capital Reserve Amount. The terms of the senior preferred stock provide for dividends each quarter in the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds the applicable capital reserve amount. The letter agreement modified the dividend provisions of the senior preferred stock to increase the applicable capital reserve amount from $3 billion to $25 billion, effective for dividend periods beginning July 1, 2019.

As a result of this change to the senior preferred stock dividend provisions:

◦	No dividends were payable on the senior preferred stock for the third quarter of 2019, as our net worth of $6.4 billion as of June 30, 2019 was lower than the $25 billion capital reserve amount.

◦
No dividends will be payable on the senior preferred stock for the fourth quarter of 2019, as our net worth of $10.3 billion as of September 30, 2019 is lower than the $25 billion capital reserve amount.

•
Modification to Liquidation Preference Provisions—Increase in Liquidation Preference. The letter agreement provides that, on September 30, 2019, and at the end of each fiscal quarter thereafter, the liquidation preference of the senior preferred stock will increase by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter, until such time as the liquidation preference has increased by $22 billion.

Fannie Mae Third Quarter 2019 Form 10-Q	5

MD&A | Legislation and Regulation

As a result of this change to the senior preferred stock liquidation preference provisions:

◦
The aggregate liquidation preference of the senior preferred stock increased from $123.8 billion as of June 30, 2019 to $127.2 billion as of September 30, 2019, due to the $3.4 billion increase in our net worth during the second quarter of 2019.

◦
The aggregate liquidation preference of the senior preferred stock will increase from $127.2 billion as of September 30, 2019 to $131.2 billion as of December 31, 2019, due to the $4.0 billion increase in our net worth during the third quarter of 2019.

•
New Certificate of Designation. Pursuant to the letter agreement, Fannie Mae replaced the Certificate of Designation for the senior preferred stock to reflect the revised dividend provisions, effective September 30, 2019. The new Certificate of Designation is filed as Exhibit 4.1 to this report.

•
Agreement to Amend Senior Preferred Stock Purchase Agreement to Enhance Taxpayer Protections. The letter agreement provides that we and Treasury agree to negotiate and execute an additional amendment to the senior preferred stock purchase agreement that further enhances taxpayer protections by adopting covenants broadly consistent with recommendations for administrative reform contained in the Treasury plan.

As described in “Housing Finance Reform,” the Treasury plan recommends that the GSEs have a capital restoration plan that provides for sufficient capital and other loss-absorbing capacity to operate in a safe and sound manner. In announcing the letter agreement, Treasury noted that subsequent amendments to the senior preferred stock purchase agreement may be appropriate to facilitate the implementation of any eventual recapitalization plan.
We describe the terms of the senior preferred stock and the related senior preferred stock purchase agreement with Treasury, prior to the modifications described above, in our 2018 Form 10-K under the heading “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.”
New FHFA Strategic Plan for Conservatorships and 2020 Scorecard
On October 28, 2019, FHFA released its 2019 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac (the “2019 strategic plan”), along with its 2020 Scorecard for Fannie Mae, Freddie Mac, and Common Securitization Solutions (the “2020 scorecard”), which is a set of corporate performance objectives that define our key priorities for 2020 and align with the 2019 strategic plan. According to the plan, “[FHFA’s] end-state vision is for the [GSEs] to return to operating as fully-private companies within a competitive, liquid, efficient, and resilient housing finance system, while a strengthened and independent FHFA ensures they have the capital reserves, risk management capabilities, corporate governance, and regulatory oversight that are appropriate for their size, risk, and systemic importance outside of conservatorship.” FHFA indicated that implementing the 2019 strategic plan and 2020 scorecard, combined with the framework for reform put forward in the Treasury plan, will “reduce the role of government in the mortgage market, protect taxpayers, support sustainable homeownership and affordable rental housing, and foster a mortgage finance market that is stable and liquid through the cycle.”
The new strategic plan, which replaces FHFA’s 2014 strategic plan, and the 2020 scorecard identify three broad objectives to ensure that Fannie Mae and Freddie Mac:

1.
Focus on their core mission responsibilities to foster competitive, liquid, efficient, and resilient (“CLEAR”) national housing finance markets that support sustainable homeownership and affordable rental housing;

2.	Operate in a safe and sound manner appropriate for entities in conservatorship; and

3.	Prepare for their eventual exits from conservatorship.
See “Risk Factors” in this report and in our 2018 Form 10-K for a description of the risks associated with our uncertain future and potential housing finance reform. For information on the objectives in the 2020 scorecard, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (‘‘SEC’’) on October 29, 2019.
Revised Multifamily Business Volume Cap
On September 13, 2019, FHFA announced revisions to the structure of the loan acquisition volume caps applicable to Fannie Mae’s and Freddie Mac’s multifamily loan purchases. Previously, FHFA’s 2019 conservatorship scorecard included an objective to maintain the dollar volume of new multifamily business for each company at or below $35 billion for the year, excluding certain targeted affordable and underserved market business segments such as loans financing energy or water efficiency improvements. The new multifamily loan purchase caps, which replaced the prior caps effective October 1, 2019, are $100 billion for all new multifamily business, with no exclusions, for each of Fannie Mae and Freddie Mac for the five-quarter period beginning in the fourth quarter of 2019 through the fourth quarter of 2020. In addition, FHFA directed that at least 37.5% of each company’s multifamily business during that period must be mission-driven, affordable housing, pursuant to FHFA’s guidelines for mission-driven loans.

Fannie Mae Third Quarter 2019 Form 10-Q	6

MD&A | Legislation and Regulation

2018 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. In September 2019, FHFA notified us that it had preliminarily determined that we met all of our single-family and multifamily housing goals for 2018. See “Business—Charter Act and Regulation—GSE Act and Other Regulation—Housing Goals” in our 2018 Form 10-K and “MD&A—Legislation and Regulation—2018 Housing Goals Performance” in our First Quarter 2019 Form 10-Q for more information regarding our housing goals.
Final Rule on Credit Score Models
The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Economic Growth Act”) provides that, if we condition the purchase of a mortgage loan on a borrower's credit score, that credit score must be produced by a model that has been validated and approved by us based on the standards and criteria in the Economic Growth Act and FHFA regulations. On August 16, 2019, FHFA published a final rule on the validation and approval of credit score models, which became effective in October 2019. The final rule establishes standards and criteria, and outlines a four-phase process by which we and Freddie Mac should validate and approve third-party credit score models. The credit score models will be evaluated for factors such as accuracy, reliability and integrity, as well as impacts on fair lending and the mortgage industry. Once our evaluation is complete, we must submit the proposed third-party credit score models to FHFA for a final decision. The final rule does not address the time frame for industry adoption and implementation of the new credit score models.

Fannie Mae Third Quarter 2019 Form 10-Q	7

MD&A | Uniform Mortgage-Backed Securities

Uniform Mortgage-Backed Securities

Overview
On June 3, 2019, we and Freddie Mac began issuing single-family uniform mortgage-backed securities, or “UMBSTM.” We also began using the common securitization platform operated by Common Securitization Solutions, LLC (“CSS”), a limited liability company we own jointly with Freddie Mac, to perform certain aspects of the securitization process for our single-family Fannie Mae MBS issuances beginning in May 2019. This represented the final implementation of the Single Security Initiative that we, Freddie Mac and FHFA began working on in 2014 to develop a single common mortgage-backed security issued by both Fannie Mae and Freddie Mac to finance fixed-rate mortgage loans backed by single-family properties. The issuance of UMBS and use of the common securitization platform represent significant changes for the mortgage market and for our securitization operations and business.
UMBS and Structured Securities
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

Mortgage loans backing UMBS are limited to fixed-rate mortgage loans eligible for financing through the to-be-announced (“TBA”) market. We continue to issue some types of Fannie Mae MBS that are not TBA-eligible and therefore are not issued as UMBS, such as single-family Fannie Mae MBS backed by adjustable-rate mortgages and all multifamily Fannie Mae MBS.

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
See “Risk Factors” in this report and in our 2018 Form 10-K, “MD&A—Single Security Initiative & Common Securitization Platform” in our Second Quarter 2019 Form 10-Q, and “Risk Management—Institutional Counterparty Credit Risk Management—Counterparty Credit Risk Exposure arising from the Resecuritization of Freddie Mac-issued securities” in this report for a discussion of the risks to our business associated with the Single Security Initiative, the resecuritization of Freddie Mac-issued securities, and the common securitization platform.

Fannie Mae Third Quarter 2019 Form 10-Q	8

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
How Interest Rates Can Affect Our Financial Results

•
Net interest income. In a rising interest rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower net amortization income from cost basis adjustments on mortgage loans and related debt. Conversely, in a declining interest rate environment, our mortgage loans tend to prepay faster, typically resulting in higher net amortization income from cost basis adjustments on mortgage loans and related debt.

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

•
Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our modified loans, which generally increases the impairment and provision for credit losses on such loans. Decreases in mortgage interest rates tend to shorten the expected lives of our modified loans, which reduces the impairment and provision for credit losses on such loans.

Fannie Mae Third Quarter 2019 Form 10-Q	9

MD&A | Key Market Economic Indicators

Home prices and how they can affect our financial results
•
We expect home price appreciation on a national basis to moderate in the remainder of this year and 2020, as compared with 2018. We also expect significant regional variation in the timing and rate of home price growth. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
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
•
Construction activity can also affect credit losses. When the pace of construction does not meet demand, the resulting growth in home prices can increase the risk profile of newly acquired home purchase loans and increase the risk of default if home prices subsequently decline. Reduced construction may also coincide with a broader deterioration in housing conditions, which may result in higher levels of delinquencies and greater losses on defaulted loans.

(2)	According to U.S. Census Bureau and subject to revision.

Fannie Mae Third Quarter 2019 Form 10-Q	10

MD&A | Key Market Economic Indicators

GDP, Unemployment Rate and Personal Income

(1)	According to the U.S. Bureau of Labor Statistics and subject to revision.

(2)	According to the U.S. Bureau of Economic Analysis, calculated by the Federal Reserve Bank of St. Louis and subject to revision.

(3)
GDP growth for periods prior to the third quarter of 2019 is based on the quarterly series calculated by the Bureau of Economic Analysis and is subject to revision. GDP growth for the third quarter of 2019 is based on Fannie Mae’s forecast.

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

Fannie Mae Third Quarter 2019 Form 10-Q	11

MD&A | Consolidated Results of Operations

Consolidated Results of Operations

This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Our long-term financial performance will depend on many factors, including:

•	the size of and our share of the U.S. mortgage market, which in turn will depend upon such factors as population growth, household formation and home price appreciation;

•	borrower performance and interest rate movements; and

•
actions by FHFA, the Administration and Congress relating to our business and housing finance reform, including the capital requirements that will be applicable to us, our ongoing financial obligations to Treasury and our competitive environment.

Quarterly fluctuations in acquisition volumes, market share, guaranty fees, or acquisition credit characteristics in any one period have limited impact on the size and stability of our conventional guaranty book of business and the associated revenue, profitability, and credit quality.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2019	2018	Variance	2019	2018	Variance
	(Dollars in millions)
Net interest income	$5,229	$5,369	$(140)	$15,112	$15,978	$(866)
Fee and other income	402	271	131	875	830	45
Net revenues	5,631	5,640	(9)	15,987	16,808	(821)
Investment gains, net	253	166	87	847	693	154
Fair value gains (losses), net	(713)	386	(1,099)	(2,298)	1,660	(3,958)
Administrative expenses	(749)	(740)	(9)	(2,237)	(2,245)	8
Credit-related income:
Benefit for credit losses	1,857	716	1,141	3,732	2,229	1,503
Foreclosed property expense	(96)	(159)	63	(364)	(460)	96
Total credit-related income	1,761	557	1,204	3,368	1,769	1,599
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(613)	(576)	(37)	(1,806)	(1,698)	(108)
Other expenses, net	(571)	(377)	(194)	(1,514)	(946)	(568)
Income before federal income taxes	4,999	5,056	(57)	12,347	16,041	(3,694)
Provision for federal income taxes	(1,036)	(1,045)	9	(2,552)	(3,312)	760
Net income	$3,963	$4,011	$(48)	$9,795	$12,729	$(2,934)
Total comprehensive income	$3,977	$3,975	$2	$9,703	$12,372	$(2,669)
Net Interest Income
We have two primary sources of net interest income:

•	guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and

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

Fannie Mae Third Quarter 2019 Form 10-Q	12

MD&A | Consolidated Results of Operations

the primary component of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios.

Components of Net Interest Income
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	$2,371	$2,153	$218	$6,942	$6,352	$590
Base guaranty fee income related to TCCA(1)	613	576	37	1,806	1,698	108
Net amortization income	1,475	1,508	(33)	3,828	4,503	(675)
Total net interest income from guaranty book of business	4,459	4,237	222	12,576	12,553	23
Net interest income from portfolios(2)	770	1,132	(362)	2,536	3,425	(889)
Total net interest income	$5,229	$5,369	$(140)	$15,112	$15,978	$(866)

(1)	Revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

(2)
Includes interest income from assets held in our retained mortgage portfolio and our other investments portfolio, as well as other assets used to generate lender liquidity. Also includes interest expense on our outstanding Connecticut Avenue Securities® of $356 million and $366 million for the three months ended September 30, 2019 and 2018, respectively, and $1.1 billion and $1.0 billion for the first nine months of 2019 and 2018, respectively.

Net interest income declined in the third quarter and first nine months of 2019 compared with the third quarter and first nine months of 2018, driven by lower net interest income from portfolios and a decline in net amortization income, partially offset by higher base guaranty fee income.

•
Net interest income from portfolios decreased in the third quarter and first nine months of 2019 compared with the third quarter and first nine months of 2018 primarily due to sales of reperforming loans in our loss mitigation portfolio as well as liquidations, which reduced the average balance of our retained mortgage portfolio. This was partially offset by increased interest income on our other investments portfolio due to higher short-term interest rates on our federal funds sold and securities purchased under agreements to resell or similar arrangements, and a higher average balance of non-mortgage securities. See “Retained Mortgage Portfolio” for more information on our loss mitigation portfolio.

•
Net interest income from base guaranty fees increased in the third quarter and first nine months of 2019 compared with the third quarter and first nine months of 2018 due to an increase in the size of our guaranty book of business and loans with higher base guaranty fees comprising a larger part of our guaranty book of business.

•
Net amortization income decreased in the first nine months of 2019 compared with the first nine months of 2018 primarily due to a sharp decline in prepayment volumes in the first quarter of 2019, which resulted in lower amortization of cost basis adjustments on mortgage loans of consolidated trusts and the related debt.

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

Fannie Mae Third Quarter 2019 Form 10-Q	13

MD&A | Consolidated Results of Operations

Deferred Income Represented by Net Premium Position on
Debt of Consolidated Trusts
(Dollars in billions)
The timing of when we recognize amortization income can vary based on a number of factors, the most significant of which is interest rates. In a rising interest rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower net amortization income. Conversely, in a declining interest rate environment, our mortgage loans tend to prepay faster, typically resulting in higher net amortization income.
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages.

Analysis of Net Interest Income and Yield
	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$119,887	$1,248	4.16%	$149,859	$1,665	4.44%
Mortgage loans of consolidated trusts	3,185,389	27,610	3.47	3,090,212	27,058	3.50
Total mortgage loans(1)	3,305,276	28,858	3.49	3,240,071	28,723	3.55
Mortgage-related securities	10,859	111	4.09	10,513	115	4.38
Non-mortgage-related securities(2)	62,294	347	2.18	57,271	302	2.06
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,792	178	2.34	32,208	166	2.02
Advances to lenders	6,287	47	2.93	4,459	38	3.34
Total interest-earning assets	$3,414,508	$29,541	3.46%	$3,344,522	$29,344	3.51%
Interest-bearing liabilities:
Short-term funding debt	$23,064	$(125)	2.12%	$22,837	$(114)	1.95%
Long-term funding debt	163,996	(1,056)	2.58	196,266	(1,133)	2.31
Connecticut Avenue Securities® (“CAS”)	23,364	(356)	6.09	25,100	(366)	5.83
Total debt of Fannie Mae	210,424	(1,537)	2.92	244,203	(1,613)	2.64
Debt securities of consolidated trusts held by third parties	3,196,503	(22,775)	2.85	3,090,509	(22,362)	2.89
Total interest-bearing liabilities	$3,406,927	$(24,312)	2.85%	$3,334,712	$(23,975)	2.88%
Net interest income/net interest yield		$5,229	0.61%		$5,369	0.64%

Fannie Mae Third Quarter 2019 Form 10-Q	14

MD&A | Consolidated Results of Operations

	For the Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$119,180	$3,848	4.30%	$156,168	$5,187	4.43%
Mortgage loans of consolidated trusts	3,167,172	84,157	3.54	3,068,521	79,877	3.47
Total mortgage loans(1)	3,286,352	88,005	3.57	3,224,689	85,064	3.52
Mortgage-related securities	9,904	320	4.31	10,670	321	4.01
Non-mortgage-related securities(2)	61,109	1,095	2.36	54,572	771	1.86
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,349	698	2.46	33,826	457	1.78
Advances to lenders	4,975	120	3.18	4,171	102	3.22
Total interest-earning assets	$3,399,689	$90,238	3.54%	$3,327,928	$86,715	3.47%
Interest-bearing liabilities:
Short-term funding debt	$21,138	$(369)	2.30%	$26,395	$(328)	1.64%
Long-term funding debt	172,284	(3,272)	2.53	204,543	(3,426)	2.23
Connecticut Avenue Securities	24,170	(1,114)	6.15	23,830	(1,007)	5.63
Total debt of Fannie Mae	217,592	(4,755)	2.91	254,768	(4,761)	2.49
Debt securities of consolidated trusts held by third parties	3,173,700	(70,371)	2.96	3,068,839	(65,976)	2.87
Total interest-bearing liabilities	$3,391,292	$(75,126)	2.95%	$3,323,607	$(70,737)	2.84%
Net interest income/net interest yield		$15,112	0.59%		$15,978	0.64%

(1)
Average balance includes mortgage loans on nonaccrual status. A single-family loan is placed on nonaccrual status when the payment of principal or interest on the loan is 60 days or more past due. A multifamily loan is placed on nonaccrual status when the loan becomes 90 days or more past due according to its contractual terms or is deemed individually impaired. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $110 million and $301 million, respectively, for the third quarter and first nine months of 2019, compared with $86 million and $351 million, respectively, for the third quarter and first nine months of 2018.

(2)	Consists of cash, cash equivalents and U.S Treasury securities.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees and other miscellaneous income. Fee and other income increased in the third quarter of 2019 compared with the third quarter of 2018, primarily due to an increase in yield maintenance fees due to increased prepayments on multifamily loans as interest rates decreased.
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of loans and available-for-sale securities, gains and losses recognized on the consolidation and deconsolidation of securities, the lower of cost or fair value adjustments on held for sale (“HFS”) loans, and net other-than-temporary impairments recognized on our investments. Investment gains, net increased in the third quarter and the first nine months of 2019 compared with the third quarter and first nine months of 2018, primarily driven by an increase in gains on sales of single-family loans.
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

Fannie Mae Third Quarter 2019 Form 10-Q	15

MD&A | Consolidated Results of Operations

The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(190)	$(285)	$(698)	$(786)
Net change in fair value during the period	(294)	528	(541)	1,367
Total risk management derivatives fair value gains (losses), net	(484)	243	(1,239)	581
Mortgage commitment derivatives fair value gains (losses), net	(177)	118	(946)	606
Credit enhancement derivatives fair value losses, net	(7)	(1)	(31)	(2)
Total derivatives fair value gains (losses), net	(668)	360	(2,216)	1,185
Trading securities gains (losses), net	95	(40)	370	79
CAS debt fair value gains, net	59	16	156	35
Other, net(1)	(199)	50	(608)	361
Fair value gains (losses), net	$(713)	$386	$(2,298)	$1,660

(1)	Consists of fair value gains and losses on non-CAS debt and mortgage loans held at fair value.
Fair value losses in the third quarter and first nine months of 2019 were primarily driven by:

•
net interest expense accruals on risk management derivatives combined with decreases in the fair value of pay-fixed risk management derivatives due to declines in medium- to longer-term swap rates, which were partially offset by increases in the fair value of receive-fixed risk management derivatives;

•
decreases in the fair value of mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as a result of increases in the prices of securities as interest rates declined during the commitment periods, partially offset by gains on commitments to buy mortgage-related securities; and

•	increases in the fair value of long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to declines in interest rates.
Fair value gains in the third quarter and first nine months of 2018 were primarily driven by:

•
increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as a result of decreases in the prices of securities as interest rates rose during the commitment periods; and

•	increases in the fair value of pay-fixed risk management derivatives due to an increase in longer-term swap rates during the periods.
Credit-Related Income
Our credit-related income or expense can vary substantially from period to period based on a number of factors, such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, events such as natural disasters, the types and volume of our loss mitigation activities, the volume of foreclosures completed, and the redesignation of loans from held for investment (“HFI”) to HFS. In addition, our credit-related income or expense and our loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
While the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS has been a significant driver of credit-related income in recent periods, we may see a reduced impact from this activity in the future to the extent the population of loans we are considering for redesignation declines. Further, our implementation of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments and related amendments (the “CECL standard”) on January 1, 2020 will likely introduce additional volatility in our results as credit-related income or expense will include expected lifetime losses on our loans and other financial instruments subject to the standard and thus become more sensitive to fluctuations in the factors detailed above.

Fannie Mae Third Quarter 2019 Form 10-Q	16

MD&A | Consolidated Results of Operations

Benefit for Credit Losses
The table below displays components of the drivers of our single-family benefit for credit losses for the periods presented. Many of the drivers that contribute to our benefit or provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table does not display our multifamily benefit or provision for credit losses as the amounts for all periods presented were less than $50 million.

Components of Benefit for Credit Losses
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in billions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$0.2	$0.4	$0.4	$0.7
Redesignation of loans from HFI to HFS	0.5	0.4	1.2	1.4
Actual and forecasted home prices	0.2	0.2	0.7	0.9
Actual and projected interest rates	0.1	(0.3)	0.5	(1.0)
Other(2)	0.9	*	1.0	0.2
Total single-family benefit for credit losses	$1.9	$0.7	$3.8	$2.2

*	Represents less than $50 million.

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
The factors that contributed to our benefit for credit losses in the third quarter and first nine months of 2019 were:

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

•
In the third quarter of 2019, we enhanced the model used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses. This enhancement was performed as a part of management’s routine model performance review process. In addition to incorporating recent loan performance data, this model enhancement better captures recent prepayment activity, default rates, and loss severity in the event of default. The enhancement resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $850 million and is included in “Other” in the table above.

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

The primary factors that impacted our benefit for credit losses in the third quarter and first nine months of 2018 were:

•	We recognized a benefit from the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS during the periods.

•	An increase in actual home prices, which contributed to the benefit for credit losses.

•
These factors were partially offset by the impact of higher actual and projected mortgage interest rates. As mortgage interest rates rise, we expect a decrease in future prepayments on single-family individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the

Fannie Mae Third Quarter 2019 Form 10-Q	17

MD&A | Consolidated Results of Operations

impairment relating to term and interest rate concessions provided on these loans and results in an increase in the provision for credit losses.
TCCA Fees
Pursuant to the TCCA, in 2012 FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our condensed consolidated financial statements. TCCA fees increased in the third quarter and first nine months of 2019 compared with the third quarter and first nine months of 2018 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase.
Other Expenses, Net
Other expenses, net primarily consist of credit enhancement and mortgage insurance expenses, debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs and multifamily fees. Other expenses, net increased in the third quarter and first nine months of 2019 compared with the third quarter and first nine months of 2018 primarily due to an increase in credit enhancement costs resulting from higher outstanding volumes of credit risk transfer transactions. We expect our credit enhancement expenses to continue to rise as the percentage of our guaranty book of business on which we have transferred a portion of credit risk continues to increase. We discuss transfer of mortgage credit risk in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”

Fannie Mae Third Quarter 2019 Form 10-Q	18

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis

This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2019	December 31, 2018	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$45,768	$58,495	$(12,727)
Restricted cash	41,906	23,866	18,040
Investments in securities	46,896	45,296	1,600
Mortgage loans:
Of Fannie Mae	116,639	120,717	(4,078)
Of consolidated trusts	3,206,873	3,142,881	63,992
Allowance for loan losses	(9,376)	(14,203)	4,827
Mortgage loans, net of allowance for loan losses	3,314,136	3,249,395	64,741
Deferred tax assets, net	11,994	13,188	(1,194)
Other assets	33,736	28,078	5,658
Total assets	$3,494,436	$3,418,318	$76,118
Liabilities and equity
Debt:
Of Fannie Mae	$213,522	$232,074	$(18,552)
Of consolidated trusts	3,248,336	3,159,846	88,490
Other liabilities	22,236	20,158	2,078
Total liabilities	3,484,094	3,412,078	72,016
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(110,494)	(114,596)	4,102
Total equity	10,342	6,240	4,102
Total liabilities and equity	$3,494,436	$3,418,318	$76,118
Mortgage Loans, Net of Allowance for Loan Losses
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of September 30, 2019 compared with December 31, 2018 primarily driven by:

•	an increase in mortgage loans due to acquisitions outpacing liquidations and sales; and

•
a decrease in our allowance for loan losses primarily driven by the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS and as a result of an enhancement to the model, including the incorporation of recent loan performance data, used to estimate cash flows for individually impaired single-family loans.

For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”

Fannie Mae Third Quarter 2019 Form 10-Q	19

MD&A | Consolidated Balance Sheet Analysis

Other Assets
The increase in other assets from December 31, 2018 to September 30, 2019 was primarily driven by an increase in advances to lenders. As interest rates declined during the first nine months of 2019, mortgage origination activity increased, resulting in higher funding needs by lenders. For information on our accounting policy for advances to lenders, refer to “Note 1, Summary of Significant Accounting Policies” in our 2018 Form 10-K.
Debt
The decrease in debt of Fannie Mae from December 31, 2018 to September 30, 2019 was primarily driven by the decline in the size of our retained mortgage portfolio. We did not issue new debt to replace all of our debt of Fannie Mae that paid off during the first nine months of 2019. The increase in debt of consolidated trusts from December 31, 2018 to September 30, 2019 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “MD&A—Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our outstanding debt.
Stockholders’ Equity
Our net equity increased as of September 30, 2019 compared with December 31, 2018 by the amount of our comprehensive income recognized during the first nine months of 2019, partially offset by our payments of senior preferred stock dividends to Treasury during the first two quarters of 2019.
Under the modified liquidation preference provisions of the senior preferred stock described in “Legislation and Regulation—Letter Agreement with Treasury,” the aggregate liquidation preference of the senior preferred stock increased from $123.8 billion as of June 30, 2019 to $127.2 billion as of September 30, 2019, and will further increase to $131.2 billion as of December 31, 2019.
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

•
Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” as of September 30, 2019 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.

Fannie Mae Third Quarter 2019 Form 10-Q	20

MD&A | Retained Mortgage Portfolio

Retained Mortgage Portfolio
(Dollars in billions)
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$45,178	$40,528
Mortgage loans	24,808	8,640
Total lender liquidity	69,986	49,168
Loss mitigation mortgage loans(2)	70,729	87,220
Other:
Reverse mortgage loans	18,488	21,856
Mortgage loans	7,495	8,959
Reverse mortgage securities(3)	7,723	7,883
Private-label and other securities	1,679	3,042
Fannie Mae-wrapped private-label securities	595	650
Mortgage revenue bonds	294	375
Total other	36,274	42,765
Total retained mortgage portfolio	$176,989	$179,153

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$167,305	$168,338
Multifamily mortgage loans and mortgage-related securities	$9,684	$10,815

(1)
Consists of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.

(2)
Includes single-family loans classified as troubled debt restructurings (“TDRs”) that were on accrual status of $46.2 billion and $58.5 billion as of September 30, 2019 and December 31, 2018, respectively, and single-family loans on nonaccrual status of $21.0 billion and $24.4 billion as of September 30, 2019 and December 31, 2018, respectively. Includes multifamily loans classified as TDRs that were on accrual status of $35 million and $57 million as of September 30, 2019 and December 31, 2018, respectively, and multifamily loans on nonaccrual status of $260 million and $150 million as of September 30, 2019 and December 31, 2018, respectively.

(3)	Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.

Fannie Mae Third Quarter 2019 Form 10-Q	21

MD&A | Retained Mortgage Portfolio

The amount of mortgage assets that we may own is capped at $250 billion by our senior preferred stock purchase agreement with Treasury, and FHFA has directed that we further cap our mortgage assets at $225 billion, as described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2018 Form 10-K. We expect our retained mortgage portfolio to remain below the current $225 billion cap directed by FHFA. The September 2019 Treasury plan includes a recommendation that Treasury and FHFA amend our senior preferred stock purchase agreement to further reduce the cap on our investments in mortgage-related assets, and also to restrict our retained mortgage portfolio to solely supporting the business of securitizing MBS.
We have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. In support of our loss mitigation strategy, we purchased $7.8 billion of loans from our single-family MBS trusts in the first nine months of 2019, the substantial majority of which were delinquent. In deciding whether and when to exercise our option to purchase a loan from a single-family MBS trust, we consider a variety of factors, including, but not limited to, the cost of funds, general market conditions, and relevant market yields. The weight we give to these factors, among others, changes depending on market circumstances and other factors. See “MD&A—Retained Mortgage Portfolio—Purchases of Loans from Our MBS Trusts” in our 2018 Form 10-K for more information relating to our purchases of loans from MBS trusts.

Fannie Mae Third Quarter 2019 Form 10-Q	22

MD&A | Guaranty Book of Business

Guaranty Book of Business

Our “guaranty book of business” consists of:

•	Fannie Mae MBS outstanding, excluding the portions of any structured securities we issue that are backed by Freddie Mac securities;

•	mortgage loans of Fannie Mae held in our retained mortgage portfolio; and

•	other credit enhancements that we provide on mortgage assets.
“Total Fannie Mae guarantees” consists of:

•	our guaranty book of business; and

•	the portions of any structured securities we issue that are backed by Freddie Mac securities.
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
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 90% of our guaranty book of business as of September 30, 2019 and 91% of our guaranty book of business as of December 31, 2018.

Composition of Fannie Mae Guaranty Book of Business(1)
	As of
	September 30, 2019			December 31, 2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(2)	$2,989,312	$333,030	$3,322,342	$2,925,246	$308,543	$3,233,789
Government guaranty book of business(3)	29,311	1,157	30,468	34,158	1,205	35,363
Guaranty book of business	3,018,623	334,187	3,352,810	2,959,404	309,748	3,269,152

Freddie Mac securities guaranteed by Fannie Mae(4)	28,942	—	28,942	—	—	—
Total Fannie Mae guarantees	$3,047,565	$334,187	$3,381,752	$2,959,404	$309,748	$3,269,152

(1)
Includes other single-family Fannie Mae guaranty arrangements of $1.4 billion and $1.6 billion as of September 30, 2019 and December 31, 2018, respectively, and other multifamily Fannie Mae guaranty arrangements of $11.6 billion and $12.3 billion as of September 30, 2019 and December 31, 2018, respectively. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(2)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.

(3)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.

(4)
Consists of approximately (i) $23.0 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers; and (ii) $5.9 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs, a portion of which may be backed in whole or in part by Fannie Mae MBS. Therefore, our total exposure to Freddie Mac securities included in Fannie Mae REMIC collateral may be lower.

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. In April 2019, we paid $215 million to the funds based on our new business purchases in 2018. For the first nine months of 2019, we recognized an expense of $193 million related to this obligation based on our $460.0 billion in new business purchases during the period. We expect to pay this amount to the funds in 2020, plus additional amounts to be accrued based on our new business purchases in the fourth quarter of 2019. See “MD&A—Legislation and Regulation—Affordable Housing Allocations” in our First Quarter 2019 Form 10-Q for more information regarding this obligation.

Fannie Mae Third Quarter 2019 Form 10-Q	23

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
The chart below displays the net revenues and net income for each of our business segments for the first nine months of 2018 compared with the first nine months of 2019. Net revenues consist of net interest income and fee and other income.
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
Presentation of our single-family guaranty book of business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business by using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $2,940 billion as of September 30, 2019 and $2,903 billion as of December 31, 2018.

Fannie Mae Third Quarter 2019 Form 10-Q	24

MD&A | Single-Family Business

Single-Family Market Share
Single-Family Mortgage Acquisition Market Share
Our share of the single-family acquisition market, including loans held on lenders’ books, may fluctuate from period to period. We currently estimate our single-family acquisition market share in the last three years remained within the range of 24% to 30%, supporting approximately one in four single-family mortgage loans. Our market share estimate is based on publicly available data regarding the amount of single-family first-lien mortgage loans originated and our competitors’ acquisitions. Our single-family acquisitions were $194.3 billion for the third quarter of 2019, compared with $122.3 billion for the third quarter of 2018.
Single-Family Mortgage-Related Securities Issuances Market Share
Our single-family Fannie Mae MBS issuances were $188.5 billion for the third quarter of 2019, compared with $129.9 billion for the third quarter of 2018. The chart below displays our market share, using data available as of publication, of single-family mortgage-related securities issuances in the third quarter of 2019 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
New Single-Family Mortgage-Related Securities Issuances
Third Quarter 2019 Market Share
We estimate our market share of single-family mortgage-related securities issuances was 39% in the third quarter of 2019, compared with 35% in the second quarter of 2019 and 40% in the third quarter of 2018.
Single-Family Mortgage Market
Housing activity rose slightly in the third quarter of 2019 compared with the second quarter of 2019. Total existing home sales averaged 5.4 million units annualized in the third quarter of 2019, compared with 5.3 million units in the second quarter of 2019, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales increased during the third quarter of 2019, averaging an annualized rate of 691,000 units, compared with 661,000 units in the second quarter of 2019.
The 30-year fixed mortgage rate averaged 3.66% in the third quarter of 2019, compared with 4.01% in the second quarter of 2019, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2019 will increase from 2018 levels by approximately 15%, from an estimated $1.77 trillion in 2018 to $2.04 trillion in 2019, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from an estimated $532 billion in 2018 to $761 billion in 2019, as mortgage rates have declined in 2019.

Fannie Mae Third Quarter 2019 Form 10-Q	25

MD&A | Single-Family Business

Single-Family Business Metrics
Net interest income from guaranty fees for our Single-Family business is driven by the guaranty fees we charge on our single-family conventional guaranty book of business and the size of our single-family conventional guaranty book of business. The guaranty fees we charge are based on the characteristics of the loans we acquire. We adjust our guaranty fees in light of market conditions and to achieve return targets, which are based on FHFA’s proposed capital framework. As a result, the average charged guaranty fee on new acquisitions may fluctuate based on the credit quality and product mix of loans acquired, as well as market conditions and other factors.
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

Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, decreased from 49.7 basis points in the third quarter of 2018 to 45.9 basis points in the third quarter of 2019, primarily driven by the stronger credit profile of our newly acquired single-family loans. Under FHFA’s proposed capital requirements, loans with stronger credit profiles typically require less capital.

Fannie Mae Third Quarter 2019 Form 10-Q	26

MD&A | Single-Family Business

Single-Family Business Financial Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
	(Dollars in millions)
Net interest income(1)	$4,484	$4,670	$(186)	$12,942	$13,954	$(1,012)
Fee and other income	156	79	77	350	306	44
Net revenues	4,640	4,749	(109)	13,292	14,260	(968)
Investment gains, net	198	146	52	709	640	69
Fair value gains (losses), net	(719)	417	(1,136)	(2,364)	1,729	(4,093)
Administrative expenses	(634)	(636)	2	(1,899)	(1,928)	29
Credit-related income(2)	1,747	582	1,165	3,391	1,775	1,616
TCCA fees(1)	(613)	(576)	(37)	(1,806)	(1,698)	(108)
Other expenses, net	(424)	(282)	(142)	(1,179)	(684)	(495)
Income before federal income taxes	4,195	4,400	(205)	10,144	14,094	(3,950)
Provision for federal income taxes	(872)	(938)	66	(2,125)	(2,998)	873
Net income	$3,323	$3,462	$(139)	$8,019	$11,096	$(3,077)

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit or provision for credit losses and foreclosed property income or expense.
Net interest income
Single-family net interest income decreased in the third quarter and first nine months of 2019 compared with the third quarter and first nine months of 2018, primarily due to a decline in net interest income from portfolios and a decline in net amortization income, partially offset by an increase in single-family base guaranty fee income. The drivers of net interest income for the single-family segment for the third quarter and first nine months of 2019 are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Fair value gains (losses), net
Fair value losses in the third quarter and first nine months of 2019 were primarily driven by decreases in the fair value of our pay-fixed risk management derivatives, partially offset by increases in the fair value of our receive-fixed risk management derivatives, and decreases in the fair value of our mortgage commitments. In addition, increases in the fair value of our debt also resulted in fair value losses for the third quarter and first nine months of 2019. Conversely, fair value gains in the third quarter and first nine months of 2018 were primarily driven by increases in the fair value of our mortgage commitments derivatives and our pay-fixed risk management derivatives.
The drivers of our fair value gains (losses), net for the single-family segment for all periods presented are consistent with the drivers of fair value gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Credit-related income
Credit-related income in the third quarter and first nine months of 2019 was primarily driven by the redesignation of certain single-family loans from HFI to HFS; the enhancement to the model, including the incorporation of recent loan performance data used to estimate cash flows for individually impaired single-family loans; an increase in actual and forecasted home prices; lower actual and projected mortgage interest rates; and changes in loan activity related to loan liquidations.
Credit-related income in the third quarter and first nine months of 2018 was primarily driven by the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS and an increase in actual home prices. These factors were partially offset by the impact of higher actual and projected mortgage interest rates in the periods.
See “Consolidated Results of Operations—Credit-Related Income” in this report for more information on our credit-related income.

Fannie Mae Third Quarter 2019 Form 10-Q	27

MD&A | Single-Family Business

Other expenses, net
Other expenses, net increased in the third quarter and first nine months of 2019 compared with the third quarter and first nine months of 2018, primarily due to an increase in credit enhancement costs resulting from higher outstanding volumes of loans covered by a credit risk transfer transaction. The drivers of other expenses, net for the single-family segment for the third quarter and first nine months of 2019 are consistent with the drivers discussed in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Other Expenses, Net.”
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
Single-Family Portfolio Diversification and Monitoring
The profile of our single-family conventional guaranty book of business includes the following key risk characteristics:

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

The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. We exclude from the single-family credit statistics reported below less than 1% of our single-family conventional guaranty book of business for which our loan-level information was incomplete as of September 30, 2019 and December 31, 2018.

Fannie Mae Third Quarter 2019 Form 10-Q	28

MD&A | Single-Family Business

We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we submit to the SEC with current reports on Form 8-K. Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Original LTV ratio:(4)
<= 60%	16%	14%	16%	16%	19%	19%
60.01% to 70%	12	11	12	12	13	13
70.01% to 80%	38	37	37	37	37	38
80.01% to 90%	13	14	13	13	12	12
90.01% to 95%	14	16	14	15	12	11
95.01% to 100%	7	8	8	7	5	4
Greater than 100%	—	*	*	*	2	3
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	78%	77%	77%	76%	75%
Average loan amount	$269,204	$235,125	$255,909	$233,027	$172,566	$170,076
Estimated mark-to-market LTV ratio:(5)
<= 60%					55%	54%
60.01% to 70%					17	18
70.01% to 80%					16	16
80.01% to 90%					8	8
90.01% to 100%					4	4
Greater than 100%					*	*
Total					100%	100%
Weighted average					56%	57%
Product type:
Fixed-rate:(6)
Long-term	90%	91%	90%	89%	85%	84%
Intermediate-term	10	7	9	9	13	14
Total fixed-rate	100	98	99	98	98	98
Adjustable-rate	*	2	1	2	2	2
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	98%	97%	97%
2 to 4 units	2	2	2	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	90%	91%	90%	91%	91%
Condo/Co-op	9	10	9	10	9	9
Total	100%	100%	100%	100%	100%	100%

Fannie Mae Third Quarter 2019 Form 10-Q	29

MD&A | Single-Family Business

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Occupancy type:
Primary residence	93%	89%	91%	89%	89%	89%
Second/vacation home	3	4	4	4	4	4
Investor	4	7	5	7	7	7
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	* %	* %	* %	* %	1%	2%
620 to < 660	3	6	4	6	5	5
660 to < 680	3	5	4	5	5	5
680 to < 700	7	9	8	9	7	7
700 to < 740	22	23	23	23	21	20
>= 740	65	57	61	57	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	751	743	747	743	746	746
DTI ratio at origination:(7)
<= 43%	74%	66%	71%	66%	76%	77%
43.01% to 45%	9	9	9	9	9	9
Greater than 45%	17	25	20	25	15	14
Total	100%	100%	100%	100%	100%	100%
Weighted average	36%	38%	36%	37%	35%	35%
Loan purpose:
Purchase	54%	72%	59%	64%	45%	43%
Cash-out refinance	18	19	19	22	19	20
Other refinance	28	9	22	14	36	37
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	14%	15%	14%	14%	15%	15%
Northeast	14	14	14	13	17	17
Southeast	21	23	22	23	22	22
Southwest	20	21	21	21	18	18
West	31	27	29	29	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2013 and prior					35%	40%
2014					5	6
2015					9	10
2016					14	16
2017					13	15
2018					12	13
2019					12	—
Total					100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

Fannie Mae Third Quarter 2019 Form 10-Q	30

MD&A | Single-Family Business

(1)	Second-lien mortgage loans held by third parties are not reflected in the original LTV or the estimated mark-to-market LTV ratios in this table.

(2)	Calculated based on the unpaid principal balance of single-family loans for each category at time of acquisition.

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

Characteristics of our New Single-Family Loan Acquisitions
The share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans increased in the third quarter of 2019 compared with the third quarter of 2018, primarily due to a lower interest rate environment, which encouraged refinance activity. Typically, refinance loans have lower LTV ratios than home purchase loans. This trend contributed to a decrease in the percentage of our single-family loan acquisitions with LTV ratios over 90%—from 24% in the third quarter of 2018 to 21% in the third quarter of 2019.
Our share of acquisitions of loans with DTI ratios above 45% decreased in the third quarter of 2019 compared with the third quarter of 2018. This decrease was driven in part by changes in our eligibility guidelines implemented in December 2018 and July 2019 to further limit risk layering, particularly with respect to loans with DTI ratios above 45%, as well as a higher volume of refinance loan acquisitions.
Desktop Underwriter Update
As part of our comprehensive risk management approach, we periodically update our proprietary automated underwriting system, Desktop Underwriter® (“DU®”), to reflect changes to our underwriting and eligibility guidelines. In July 2019, we implemented the following changes to DU:

•
HomeReady® income limits. To better align with our housing goals, we changed the income limit requirement for HomeReady loans, our flagship affordable product, to set a maximum borrower income limit of 80% of area median income for the property’s location. Previously, a borrower could be eligible for a HomeReady loan if the borrower’s total annual income did not exceed 100% of area median income or if the property was located in a low-income census tract. We expect this change will reduce the proportion of our loan acquisitions consisting of HomeReady loans, which we also expect may reduce the proportion of our loan acquisitions with LTV ratios over 90%. Approximately 7% of our single-family conventional loan acquisitions in the third quarter of 2019 consisted of HomeReady loans, compared with approximately 9% in the second quarter of 2019.

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
For a discussion of factors that may impact the credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2018 Form 10-K. In this section of our 2018 Form 10-K, we also provide more information on the credit characteristics of loans in our single-family conventional guaranty book of business, including Home Affordable Refinance Program® (“HARP®”) and Refi PlusTM loans, jumbo-conforming and high-balance loans, reverse mortgages and mortgage products with rate resets.

Fannie Mae Third Quarter 2019 Form 10-Q	31

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
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. For a description of primary mortgage insurance and the other types of credit enhancements specified in the table, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” in our 2018 Form 10-K. For a discussion of our exposure to and management of the institutional counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and "Note 13, Concentrations of Credit Risk" in our 2018 Form 10-K and “Note 10, Concentrations of Credit Risk” in this report.

Single-Family Loans with Credit Enhancement
	As of
	September 30, 2019		December 31, 2018
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$644	22%	$618	21%
Connecticut Avenue Securities	816	28	798	27
Credit Insurance Risk TransferTM (“CIRTTM”)	263	9	243	8
Lender risk sharing	135	4	102	4
Less: Loans covered by multiple credit enhancements	(413)	(14)	(394)	(13)
Total single-family loans with credit enhancement	$1,445	49%	$1,367	47%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in a stressed credit environment, such as a severe or prolonged economic downturn. We continually evaluate our credit risk transfer transactions which, in addition to managing our credit risk, also affect our returns on capital and may impact the amount of capital we would be required to hold under FHFA’s proposed capital requirements. We discuss FHFA’s proposed capital rule in “Business—Charter Act and Regulation—GSE Act and Other Regulation” in our 2018 Form 10-K.
During the first nine months of 2019, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $223 billion at the time of the transactions. As of September 30, 2019, approximately 41% of the loans in our single-family conventional guaranty book of business, measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction.

Fannie Mae Third Quarter 2019 Form 10-Q	32

MD&A | Single-Family Business

The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to September 30, 2019
(Dollars in billions)
Senior	Fannie Mae(1)				Initial Reference Pool(5)
	$1,744

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$2	$10	$36	$3	$1,811

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$4	$3

Outstanding as of September 30, 2019
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(5)(7)
	$1,199

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$2	$8	$24	$3	$1,252

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$4	$3

(1)	Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

(2)	Credit risk transferred to third parties. Tranche sizes vary across programs.

(3)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $3 billion outstanding as of September 30, 2019.

(4)	For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.

(5)	For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.

(6)	For CAS transactions, “First Loss” represents all B tranche balances.

(7)
For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,213 billion as of September 30, 2019.

Fannie Mae Third Quarter 2019 Form 10-Q	33

MD&A | Single-Family Business

The following table displays the approximate cash paid or transferred to investors for these credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk. These expenses increased from the first nine months of 2018 to the first nine months of 2019. We expect these expenses will continue to increase as the percentage of our single-family conventional guaranty book of business that is covered by a credit risk transfer transaction increases.

Credit Risk Transfer Transactions
	For the Nine Months Ended September 30,
	2019	2018
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$724	$655
CIRT transactions	264	205
Lender risk-sharing transactions	207	97

(1)
Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for CAS REMICTM transactions. “CAS REMICs” are Connecticut Avenue Securities that are structured as notes issued by trusts that qualify as REMICs.

With our July 2019 CAS REMICTM transaction, we updated the following terms of our CAS REMIC transactions compared with our prior CAS REMIC transactions: extended the term from 12.5 years to 20 years; shortened the call option from 10 years to 7 years; and retained a smaller first-loss position (that is, investors purchased a larger portion of the risk that we refer to as the first-loss tranche). These updates were primarily designed to further reduce the amount of capital we would be required to hold for the associated loans in the reference pool under FHFA’s proposed capital framework. Our subsequent CAS REMIC transactions included these updated terms, and we currently expect that our future CAS REMIC transactions will contain similar terms.

Fannie Mae Third Quarter 2019 Form 10-Q	34

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2019	December 31, 2018	September 30, 2018
Delinquency status:
30 to 59 days delinquent	1.28%	1.37%	1.52%
60 to 89 days delinquent	0.35	0.38	0.37
Seriously delinquent (“SDQ”)	0.68	0.76	0.82
Percentage of SDQ loans that have been delinquent for more than 180 days	50%	49%	53%
Percentage of SDQ loans that have been delinquent for more than two years	11	12	13

	For the Nine Months Ended September 30,
	2019	2018
Single-family SDQ loans (number of loans):
Beginning balance	130,440	212,183
Additions	150,288	171,516
Removals:
Modifications and other loan workouts	(35,242)	(83,567)
Liquidations and sales	(39,066)	(58,912)
Cured or less than 90 days delinquent	(91,255)	(101,524)
Total removals	(165,563)	(244,003)
Ending balance	115,165	139,696
Our single-family serious delinquency rate decreased as of September 30, 2019 compared with December 31, 2018 and September 30, 2018. The decrease in our single-family serious delinquency rate in the first nine months of 2019 was primarily driven by improved loan payment performance and the sale of nonperforming loans. The decline through the first nine months of 2018 was driven primarily by delinquent borrowers in the regions affected by Hurricanes Harvey, Irma and Maria (collectively, the “2017 hurricanes”) continuing to resolve their loan delinquencies.
Certain higher-risk loan categories, such as Alt-A loans, loans with mark-to-market LTV ratios greater than 100%, and our 2005 through 2008 loan vintages, continue to exhibit higher-than-average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 4% of our single-family book of business as of September 30, 2019, but constituted 36% of our seriously delinquent single-family loans as of September 30, 2019 and drove 64% of our single-family credit losses in the first nine months of 2019. In addition, loans in certain judicial foreclosure states such as Florida, New Jersey and New York with historically long foreclosure timelines have exhibited higher-than-average delinquency rates and/or account for a higher share of our credit losses.

Fannie Mae Third Quarter 2019 Form 10-Q	35

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2019			December 31, 2018			September 30, 2018
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	7%	0.32%	19%	6%	0.34%	19%	6%	0.34%
Florida	6	8	0.87	6	10	1.16	6	12	1.51
New Jersey	3	5	1.21	4	5	1.38	4	6	1.51
New York	5	8	1.24	5	8	1.40	5	8	1.55
All other states	67	72	0.67	66	71	0.75	66	68	0.77
Product type:
Alt-A(2)	2	10	3.09	2	11	3.35	2	12	3.68
Vintages:
2004 and prior	2	21	2.53	3	23	2.69	3	23	2.77
2005-2008	4	36	4.24	5	39	4.61	5	41	4.90
2009-2019	94	43	0.33	92	38	0.34	92	36	0.34
Estimated mark-to-market LTV ratio:
<= 60%	55	52	0.54	54	48	0.58	56	47	0.61
60.01% to 70%	17	17	0.81	18	17	0.87	18	17	0.91
70.01% to 80%	16	14	0.79	16	14	0.90	15	15	0.99
80.01% to 90%	8	9	1.04	8	10	1.24	7	10	1.38
90.01% to 100%	4	4	0.97	4	5	1.33	3	5	1.74
Greater than 100%	*	4	10.62	*	6	9.85	1	6	10.65
Credit enhanced:(3)
Primary MI & other(4)	22	26	0.97	21	26	1.11	21	25	1.19
Credit risk transfer(5)	41	13	0.27	39	10	0.24	38	8	0.23
Non-credit enhanced	51	67	0.75	53	69	0.85	55	70	0.90

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)	For a description of our Alt-A loan classification criteria, see “MD&A—Glossary of Terms Used in this Report” in our 2018 Form 10-K.

(3)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2019 was 49%.

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

Fannie Mae Third Quarter 2019 Form 10-Q	36

MD&A | Single-Family Business

Loan Workout Metrics
Our loan workouts reflect:

•	our home retention solutions, including loan modifications, repayment plans and forbearances; and

•	foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type for the first nine months of 2018 compared with the first nine months of 2019, as well as the number of loan workouts for each period.
Loan Workout Activity
(Dollars in billions)

(1)
Consists of loan modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent. Excludes trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment and forbearance plans that have been initiated but not completed. There were approximately 13,200 loans in a trial modification period as of September 30, 2019.

(2)	Consists of short sales and deeds-in-lieu of foreclosure.
The decrease in home retention solutions in the first nine months of 2019 compared with the first nine months of 2018 was primarily driven by improved loan performance and a decrease in the volume of modifications and forbearances granted, which was elevated in 2018 due to the number of borrowers affected by the 2017 hurricanes.

Fannie Mae Third Quarter 2019 Form 10-Q	37

MD&A | Single-Family Business

REO Management
If a loan defaults, we acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our foreclosure activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Nine Months Ended September 30,

	2019	2018
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	20,156	26,311
Acquisitions by geographic area:(2)
Midwest	3,734	4,675
Northeast	3,858	5,023
Southeast	5,001	6,190
Southwest	2,256	2,864
West	1,334	1,518
Total REO acquisitions(1)	16,183	20,270
Dispositions of REO	(18,468)	(25,549)
End of period inventory of single-family REO properties(1)	17,871	21,032
Carrying value of single-family REO properties (dollars in millions)	$2,349	$2,606
Single-family foreclosure rate(3)	0.13%	0.16%
REO net sales price to unpaid principal balance(4)	78%	77%
Short sales net sales price to unpaid principal balance(5)	78%	77%

(1)
Includes acquisitions through foreclosure and deeds-in-lieu of foreclosure. Also includes held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 8 to the “Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” table for states included in each geographic region.

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

Single-family REO properties declined in the first nine months of 2019 compared with the first nine months of 2018 primarily due to a reduction in REO acquisitions from serious delinquencies aged greater than 180 days, driven by improved loan performance and nonperforming loan sales.
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

Single-Family Credit Loss Performance Metrics
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2019			2018			2019			2018
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$(255)	3.5	bps	$(430)	5.8	bps	$(1,115)	5.1	bps	$(1,473)	6.7	bps
Foreclosed property expense	(93)	1.3		(150)	2.1		(362)	1.7		(448)	2.0
Credit losses and credit loss ratio	$(348)	4.8	bps	$(580)	7.9	bps	$(1,477)	6.8	bps	$(1,921)	8.7	bps
Single-family initial charge-off severity rate(2)		7.43%			10.34%			8.11%			11.56%

(1)	Basis points are calculated based on the amount of each line item divided by the average single-family conventional guaranty book of business during the period.

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

Our single-family credit losses and credit loss ratio decreased in the third quarter and first nine months of 2019 compared with the third quarter and first nine months of 2018 primarily due to reduced foreclosures and foreclosure alternatives, lower charge-off expenses on the loans we redesignated from HFI to HFS, and lower charge-off severity rates due to continued home price appreciation.
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

Single-Family Loss Reserves
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(11,239)	$(16,638)	$(14,007)	$(19,155)
Benefit for credit losses	1,840	732	3,753	2,223
Charge-offs	274	514	1,221	1,728
Recoveries	(19)	(84)	(106)	(255)
Other	(1)	(2)	(6)	(19)
Ending balance	$(9,145)	$(15,478)	$(9,145)	$(15,478)

			As of
			September 30, 2019	December 31, 2018
Loss reserves as a percentage of:
Single-family guaranty book of business			0.31%	0.49%
Recorded investment in nonaccrual loans			31.48	44.24

Fannie Mae Third Quarter 2019 Form 10-Q	38

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

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
TDRs on accrual status	$89,083	$98,320
Nonaccrual loans	29,051	31,658
Total TDRs on accrual status and nonaccrual loans	$118,134	$129,978
Accruing on-balance sheet loans past due 90 days or more(1)	$198	$228

	For the Nine Months Ended September 30,

	2019	2018
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$1,280	$1,680
Interest income recognized(3)	3,614	4,141

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
Presentation of our multifamily guaranty book of business
For purposes of the information reported in this “Multifamily Business” section, we measure our multifamily guaranty book of business by using the unpaid principal balance of mortgage loans underlying Fannie Mae MBS. By contrast, the multifamily guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, the unpaid principal balance of our multifamily guaranty book of business was $329.6 billion as of September 30, 2019 and $305.9 billion as of December 31, 2018.
Multifamily Mortgage Market
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained steady during the third quarter of 2019, most likely due to ongoing job growth, favorable demographic trends, and renter household formations.

•
Vacancy rates. Based on preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties is estimated to have remained at 5.3% at September 30, 2019, which was the same as of June 30, 2019.

•
Rents. Effective rents are estimated to have increased during the third quarter of 2019, with national asking rents increasing by an estimated 0.8% in the third quarter of 2019, compared with 1.0% during the second quarter of 2019.

Fannie Mae Third Quarter 2019 Form 10-Q	39

MD&A | Multifamily Business

Continued demand for multifamily rental units during the third quarter of 2019 was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 33,000 units, according to data from Reis, Inc., compared with approximately 49,000 units during the second quarter of 2019.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals have helped to increase property values in most metropolitan areas. It is estimated that approximately 424,000 new multifamily units will be completed in 2019. The bulk of this new supply is concentrated in a limited number of metropolitan areas. Although multifamily fundamentals remain positive, we believe increasing supply will result in a continuing slowdown in national net absorption rates and effective rents for the remainder of 2019 compared with recent years.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students and for families with the greatest economic need. Over 90% of the multifamily units we financed in the third quarter of 2019 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.
FHFA’s 2019 conservatorship scorecard included an objective to maintain the dollar volume of new multifamily business at or below $35 billion for the year, excluding certain targeted affordable and underserved market business segments such as loans financing energy or water efficiency improvements. Approximately 44% of our multifamily new business volume of $52.1 billion for the first nine months of 2019 counted toward FHFA’s 2019 multifamily volume cap. On September 13, 2019, FHFA announced a revised multifamily business volume cap structure. The new multifamily volume cap, which replaced the prior cap effective October 1, 2019, is $100 billion for the five-quarter period ending December 31, 2020. The new cap applies with no exclusions. In addition, FHFA directed that 37.5% of our multifamily business during that time period must be mission-driven, affordable housing, pursuant to FHFA’s guidelines for mission-driven loans.

Fannie Mae Third Quarter 2019 Form 10-Q	40

MD&A | Multifamily Business

Multifamily Business Financial Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
	(Dollars in millions)
Net interest income	$745	$699	$46	$2,170	$2,024	$146
Fee and other income	246	192	54	525	524	1
Net revenues	991	891	100	2,695	2,548	147
Fair value gains (losses), net	6	(31)	37	66	(69)	135
Administrative expenses	(115)	(104)	(11)	(338)	(317)	(21)
Credit-related income (expense)(1)	14	(25)	39	(23)	(6)	(17)
Other expenses, net(2)	(92)	(75)	(17)	(197)	(209)	12
Income before federal income taxes	804	656	148	2,203	1,947	256
Provision for federal income taxes	(164)	(107)	(57)	(427)	(314)	(113)
Net income	$640	$549	$91	$1,776	$1,633	$143

(1)	Consists of the benefit or provision for credit losses and foreclosed property income or expense.

(2)	Consists of investment gains, gains or losses from partnership investments and other income or expenses.
Net interest income
Multifamily net interest income is primarily driven by guaranty fee income. Guaranty fee income increased in the third quarter and first nine months of 2019 as compared with the third quarter and first nine months of 2018 as a result of growth in our multifamily guaranty book of business, partially offset by a decrease in charged guaranty fees on the guaranty book.

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

Our average charged guaranty fee has trended downward from 2018 to 2019, driven by competitive market pressure on guaranty fees charged on newly acquired multifamily loans and liquidations of loans with higher guaranty fees.
Fee and other income
Fee and other income in all periods presented was primarily driven by yield maintenance fees resulting from prepayment activity.

Fannie Mae Third Quarter 2019 Form 10-Q	41

MD&A | Multifamily Business

Fair value gains (losses), net
Depending on portfolio activity, our Multifamily business may be in a net buy or net sell position during any given period. Fair value gains in the first nine months of 2019 were primarily driven by gains on commitments to buy multifamily mortgage-related securities as a result of increases in prices as interest rates declined during the commitment periods.
Fair value losses in the third quarter and first nine months of 2018 were primarily driven by losses on commitments to buy multifamily mortgage-related securities as a result of decreases in prices as interest rates rose during the commitment periods.
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

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	September 30, 2019	December 31, 2018	September 30, 2018
Weighted average original LTV ratio	66%	66%	67%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	11	12	13
Full interest-only loans	26	24	23
Partial interest-only loans(1)	50	49	48

(1)	Consists of mortgage loans that were underwritten with an interest-only term, regardless of whether the loan is currently in its interest-only period.
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
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. In the first nine months of 2019, nearly 100% of our new multifamily business volume had lender risk-sharing. As of September 30, 2019 and December 31, 2018, 98% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing.
To complement our lender risk-sharing program through our DUS model, we engage in multifamily CIRT transactions, pursuant to which we transfer a portion of the mortgage credit risk on multifamily loans in our multifamily guaranty book of business to insurers or reinsurers. As of September 30, 2019, we have completed six multifamily CIRT transactions since the inception of the program, which covered multifamily loans with an unpaid principal balance of approximately $62.0 billion at the time of the transactions. As of September 30, 2019, 18% of the loans in our multifamily guaranty book of business, measured by unpaid principal balance, were covered by a CIRT transaction. We continue to support the growth of the credit risk transfer market and expand the types of loans covered in our credit risk transfer programs.

Fannie Mae Third Quarter 2019 Form 10-Q	42

MD&A | Multifamily Business

Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size and credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of September 30, 2019 and December 31, 2018. Our estimates of current DSCRs are based on the latest available income information for these properties and exclude co-op loans. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer.
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
The percentage of our multifamily loans categorized as substandard based on these characteristics increased throughout 2018, but decreased as of September 30, 2019 as compared with December 31, 2018 and remains at historically low levels. Substandard loans are loans that have a well-defined weakness that could impact the timely full repayment. While the vast majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of the full substandard loan population.
Multifamily Problem Loan Management and Foreclosure Prevention
The multifamily serious delinquency rate was 0.06% as of September 30, 2019 and December 31, 2018 and 0.07% as of September 30, 2018. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
Other Multifamily Credit Information
Multifamily Credit Loss Performance Metrics
The amount of credit loss or income we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity and charge-offs, net of recoveries. Our credit loss performance metrics are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our credit loss performance metrics may be useful to investors because they have historically been used by analysts, investors and other companies within the financial services industry.
We had $5 million in multifamily credit losses in the third quarter of 2019 compared with $7 million in the third quarter of 2018. We had $6 million in multifamily credit losses in the first nine months of 2019 compared with $15 million in the first nine months of 2018.
Credit losses in the third quarter of 2019 were primarily driven by foreclosed property expenses. Credit losses in the first nine months of 2019 were primarily driven by charge-off activity in the second quarter.
Multifamily Loss Reserves
The table below summarizes the changes in our multifamily loss reserves, which includes our allowance for loan losses and our reserve for guaranty losses for multifamily loans.

Multifamily Loss Reserves
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(281)	$(218)	$(245)	$(245)
Benefit (provision) for credit losses	17	(16)	(21)	6
Charge-offs	3	1	7	6
Recoveries	(1)	(3)	(3)	(3)
Ending balance	$(262)	$(236)	$(262)	$(236)

			As of
			September 30, 2019	December 31, 2018
Loss reserves as a percentage of multifamily guaranty book of business			0.08%	0.08%
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

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
TDRs on accrual status	$33	$55
Nonaccrual loans	608	492
Total TDRs on accrual status and nonaccrual loans	$641	$547

	For the Nine Months Ended September 30,

	2019	2018
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$18	$20
Interest income recognized(2)	5	2

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

REO Management
The number of multifamily foreclosed properties held for sale was 16 properties with a carrying value of $88 million as of September 30, 2019, compared with 16 properties with a carrying value of $81 million as of December 31, 2018.

Fannie Mae Third Quarter 2019 Form 10-Q	43

MD&A | Liquidity and Capital Management

Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2018 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” and “Risk Factors” in our 2018 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding.
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
The chart and table below display information on our outstanding short-term and long-term debt based on original contractual maturity. The increase in our short-term debt from December 31, 2018 to September 30, 2019 was primarily driven by an increase in our acquisition of mortgage loans through our whole loan conduit as mortgage refinance activity increased during the third quarter of 2019. The decrease in our long-term debt from December 31, 2018 to September 30, 2019 was primarily driven by the decline in the size of our retained mortgage portfolio. We did not issue new debt to replace all of our debt that paid off during the first nine months of 2019.

Selected Debt Information
	As of
	December 31, 2018	September 30, 2019
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	2.29%	2.04%
Interest rate on long-term debt, including portion maturing within one year	2.83%	3.14%
Interest rate on callable long-term debt	2.95%	3.39%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	163	110
Weighted-average maturity of debt maturing in more than one year (in months)	63	63
Other Data
Outstanding callable long-term debt	$64.3	$45.7
Connecticut Avenue Securities debt(2)	$25.6	$23.0

(1)
Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis adjustments and fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts include unamortized cost basis adjustments and fair value adjustments of $74 million and $432 million as of September 30, 2019 and December 31, 2018, respectively.

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
The increase in our debt issued and paid off during the third quarter of 2019 compared with the third quarter of 2018 was primarily driven by an increase in our acquisition of mortgage loans through our whole loan conduit as mortgage refinance activity increased during the third quarter of 2019. The decrease in debt issued and paid off during the first nine months of 2019 compared with the first nine months of 2018 was primarily driven by the decline in the size of our retained mortgage portfolio. We did not issue new debt to replace all of our debt that paid off during the first nine months of 2019.

Activity in Debt of Fannie Mae
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$161,434	$106,520	$418,202	$446,914
Weighted-average interest rate	2.13%	1.90%	2.27%	1.52%
Long-term:(1)
Amount	$6,940	$6,032	$18,335	$17,595
Weighted-average interest rate	1.95%	3.26%	2.32%	3.08%
Total issued:
Amount	$168,374	$112,552	$436,537	$464,509
Weighted-average interest rate	2.12%	1.97%	2.27%	1.58%
Paid off during the period:(2)
Short-term:
Amount	$147,507	$103,256	$406,135	$451,295
Weighted-average interest rate	1.99%	1.82%	2.11%	1.42%
Long-term:(1)
Amount	$23,246	$12,668	$48,156	$42,854
Weighted-average interest rate	1.55%	1.62%	1.67%	1.47%
Total paid off:
Amount	$170,753	$115,924	$454,291	$494,149
Weighted-average interest rate	1.93%	1.79%	2.06%	1.43%

(1)
Includes credit risk-sharing securities issued as CAS debt prior to the implementation of our CAS REMIC structure in November 2018. For information on our credit risk transfer transactions, see “MD&A—Single Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2018 Form 10-K and in this report.

(2)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae Third Quarter 2019 Form 10-Q	44

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.

Other Investments Portfolio
(Dollars in billions)
Cash Flows
Nine Months Ended September 30, 2019. Cash, cash equivalents and restricted cash increased from $49.4 billion as of December 31, 2018 to $64.5 billion as of September 30, 2019. The increase was primarily driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the net decrease in federal funds sold and securities purchased under agreements to resell or similar agreements.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) the redemption of funding debt, which outpaced issuances, due to lower funding needs.
Nine Months Ended September 30, 2018. Cash, cash equivalents and restricted cash decreased from $60.3 billion as of December 31, 2017 to $51.0 billion as of September 30, 2018. The decrease was primarily driven by cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the purchase of Fannie Mae MBS from third parties, and (3) the acquisition of delinquent loans out of MBS trusts.
Partially offsetting these cash outflows were cash inflows from, among other things, (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
Credit Ratings
As of September 30, 2019, our credit ratings have not changed since we filed our 2018 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2018 Form 10-K.
Capital Management
Regulatory Capital
The deficit of our core capital over statutory minimum capital was $133.8 billion as of September 30, 2019 and $137.1 billion as of December 31, 2018. For information on our current and proposed capital requirements, see “Business—Charter Act and

Fannie Mae Third Quarter 2019 Form 10-Q	45

MD&A | Liquidity and Capital Management

Regulation—GSE Act and Other Regulation” and “Note 12, Regulatory Capital Requirements” in our 2018 Form 10-K and “Legislation and Regulation—Housing Finance Reform” in this report.
Capital Activity
Under the modified dividend provisions of the senior preferred stock described in “Legislation and Regulation—Letter Agreement with Treasury,” effective with the third quarter 2019 dividend period, we are not required to pay further dividends to Treasury until we have accumulated over $25 billion in net worth. Accordingly, no dividends were payable to Treasury for the third quarter of 2019 and none are payable for the fourth quarter of 2019. As of September 30, 2019, our net worth was $10.3 billion.
Under the modified liquidation preference provisions of the senior preferred stock described in “Legislation and Regulation—Letter Agreement with Treasury,” the aggregate liquidation preference of the senior preferred stock increased from $123.8 billion as of June 30, 2019 to $127.2 billion as of September 30, 2019, and will further increase to $131.2 billion as of December 31, 2019.
Off-Balance Sheet Arrangements

Our off-balance sheet arrangements result primarily from the following:

•	our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments, over which we do not have control;

•	liquidity support transactions; and

•	partnership interests.
Since we began issuing UMBS in June 2019, some of the securities we issue are structured securities backed, in whole or in part, by Freddie Mac securities. When we issue a structured security, we provide a guaranty that we will supplement amounts received from the underlying mortgage-related security as required to permit timely payment of principal and interest on the certificates related to the resecuritization trust. Accordingly, when we issue structured securities backed in whole or in part by Freddie Mac securities, we extend our guaranty to the underlying Freddie Mac security included in the structured security. Our issuance of structured securities backed in whole or in part by Freddie Mac securities creates additional off-balance sheet exposure as we do not have control over the Freddie Mac mortgage loan securitizations. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our condensed consolidated balance sheet, giving rise to off-balance sheet exposure.
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $48.5 billion as of September 30, 2019. Approximately $23.0 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers. Additionally, off-balance sheet exposure includes approximately $5.9 billion of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs; however, a portion of these Freddie Mac securities may be backed in whole or in part by Fannie Mae MBS. Therefore, our total exposure to Freddie Mac securities included in Fannie Mae REMIC collateral may be lower. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS and other financial guarantees was $21.1 billion as of December 31, 2018. We did not have any Freddie Mac-issued UMBS backing Fannie Mae structured securities as of December 31, 2018.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.

•
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $7.4 billion as of September 30, 2019 and $8.3 billion as of December 31, 2018. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.

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

Fannie Mae Third Quarter 2019 Form 10-Q	46

MD&A | Risk Management

Risk Management

Our business activities expose us to the following major categories of risk: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest rate risk), liquidity and funding risk, and operational risk (including cyber/information security risk, third-party risk and model risk), as well as strategic risk, compliance risk and reputational risk. See “MD&A—Risk Management” in our 2018 Form 10-K for a discussion of our management of these risks. This section supplements and updates that discussion but does not repeat all of the risk management categories described in our 2018 Form 10-K.
Institutional Counterparty Credit Risk Management
This section supplements and updates our discussion of institutional counterparty credit risk management in our 2018 Form 10-K. See “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors—Credit Risk” in our 2018 Form 10-K for additional information, including our exposure to institutional counterparty credit risk and our strategy for managing this risk.
Counterparty Credit Risk Exposure arising from the Resecuritization of Freddie Mac-issued Securities
We began resecuritizing Freddie Mac-issued securities in connection with the implementation of the Single Security Initiative in June 2019, which has increased our credit risk exposure and operational risk exposure to Freddie Mac, and our risk exposure to Freddie Mac is expected to increase as we issue more structured securities backed by Freddie Mac securities going forward. Our inclusion of Freddie Mac securities as collateral for the structured securities that we issue increases our counterparty credit risk exposure to Freddie Mac. In the event Freddie Mac were to fail (for credit or operational reasons) to make a payment on a payment date on Freddie Mac securities that we had resecuritized in a Fannie Mae-issued structured security, we would be responsible for making the entire payment on the Freddie Mac securities included in that structured security in order to make payments on any of our outstanding single-family Fannie Mae MBS to be paid on that payment date. Accordingly, as the amount of structured securities we issue that are backed by Freddie Mac securities grows, if Freddie Mac were to fail to meet its obligations to us under the terms of these securities, it could have a material adverse effect on our earnings and financial condition. We believe the risk of default by Freddie Mac is negligible because of the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury.
As of September 30, 2019, approximately $28.9 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities. We had no such transactions or activity in 2018. See “Uniform Mortgage-Backed Securities” and “Risk Factors” in this report for more information on UMBS and the risks associated with the Single Security Initiative.
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
Measurement of Interest Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended September 30, 2019 and 2018.
For information on how we measure our interest rate risk, see our 2018 Form 10-K in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.”

Fannie Mae Third Quarter 2019 Form 10-Q	47

MD&A | Risk Management

Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of (1)(2)
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Rate level shock:
-100 basis points	$99	$(286)
-50 basis points	24	(119)
+50 basis points	38	48
+100 basis points	124	29
Rate slope shock:
-25 basis points (flattening)	(13)	(7)
+25 basis points (steepening)	12	6

	For the Three Months Ended September 30,(1)(3)
	2019			2018
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.01	$(8)	$(24)	0.01	$(13)	$(51)
Minimum	(0.09)	(21)	(100)	(0.01)	(22)	(119)
Maximum	0.09	(2)	26	0.07	(1)	(30)
Standard deviation	0.04	6	28	0.02	6	17

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
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero years in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of September 30, 2019. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of (1)
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Before derivatives	$(201)	$(535)
After derivatives	38	48
Effect of derivatives	239	583

(1)	Measured on the last business day of each period presented.

Fannie Mae Third Quarter 2019 Form 10-Q	48

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
We continue to identify the allowance for loan losses as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. See “MD&A—Critical Accounting Policies and Estimates” in our 2018 Form 10-K for more discussion of our allowance for loan losses. See “Risk Factors” in our 2018 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.
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
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:

•	factors that will affect our future net worth;

•	our future financial condition and results of operations, and the factors that will affect them;

•	factors that will affect our long-term financial performance;

•	trends and the impact of fluctuations in our acquisition volumes, market share, guaranty fees, or acquisition credit characteristics;

•	our business plans and strategies and the impact of such plans and strategies;

•
continued consideration of housing finance reform by the Administration, FHFA and Congress, including the recommended administrative and legislative reforms in the Treasury plan, efforts and plans to implement such reforms; and the impact of housing finance reform on our conservatorship, our structure, our role in the secondary mortgage market, our capitalization, our business and our competitive environment;

•	our dividend payments to Treasury and the liquidation preference of the senior preferred stock;

•	volatility in our future financial results and efforts we may make to address volatility;

•	the size or composition of our retained mortgage portfolio;

•	the impact of legislation and regulation on our business or financial results;

•	our payments to HUD and Treasury funds under the GSE Act;

•	our plans relating to and the effects of our credit risk transfer transactions;

•	factors that could affect or mitigate our credit risk exposure;

Fannie Mae Third Quarter 2019 Form 10-Q	49

MD&A | Forward-Looking Statements

•	mortgage market and economic conditions (including home price appreciation rates) and the impact of such conditions on our business or financial results;

•
the effects on our business, risk profile and financial condition of our issuance of UMBS and of structured securities backed by Freddie Mac-issued UMBS, including the level and impact of our credit and operational risk exposure to Freddie Mac;

•	the risks to our business;

•	our loan acquisitions, the credit risk profile of such acquisitions, and the factors that will affect them;

•	our response to legal and regulatory proceedings and their impact on our business or financial condition; and

•	the impact of our adoption of the CECL standard on our financial condition and results of operations.
Forward-looking statements reflect our management’s current expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active and that otherwise impact our business plans. Forward-looking statements are not guaranties of future performance. By their nature, forward-looking statements are subject to significant risks and uncertainties and changes in circumstances. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:

•	the uncertainty of our future;

•
future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation (including all or any portion of the Treasury plan), including changes that limit our business activities or our footprint;

•
actions by FHFA, Treasury, HUD, the CFPB or other regulators, or Congress, that affect our business, including new capital requirements that become applicable to us or changes in the ability-to-repay rule to replace the qualified mortgage patch for GSE-eligible loans;

•	changes in the structure and regulation of the financial services industry;

•	the timing and level of, as well as regional variation in, home price changes;

•	changes in interest rates and credit spreads;

•
developments that may be difficult to predict, including market conditions that result in changes in our net amortization income from our guaranty book of business, fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings, developments that affect our loss reserves such as changes in interest rates, home prices or accounting standards, or events such as natural disasters;

•	uncertainties relating to the potential discontinuance of LIBOR, or other market changes that could impact the loans we own or guarantee or our MBS;

•	credit availability;

•	disruptions or instability in the housing and credit markets;

•	the size and our share of the U.S. mortgage market and the factors that affect them, including population growth and household formation;

•	growth, deterioration and the overall health and stability of the U.S. economy, including the U.S. GDP, unemployment rates, personal income and other indicators thereof;

•	changes in the fiscal and monetary policies of the Federal Reserve;

•	our and our competitors’ future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

•	the volume of mortgage originations;

•	the size, composition and quality of our guaranty book of business and retained mortgage portfolio;

•	the competitive environment in which we operate, including the impact of legislative or other developments on levels of competition in our industry and other factors affecting our market share;

•	the life of the loans in our guaranty book of business;

•	challenges we face in retaining and hiring qualified executives and other employees;

•	our future serious delinquency rates;

•	the deteriorated credit performance of many loans in our guaranty book of business;

Fannie Mae Third Quarter 2019 Form 10-Q	50

MD&A | Forward-Looking Statements

•	changes in the demand for Fannie Mae MBS, in general or from one or more major groups of investors;

•	our conservatorship, including any changes to or termination (by receivership or otherwise) of the conservatorship and its effect on our business;

•
the investment by Treasury, including potential changes to the terms of the senior preferred stock purchase agreement or senior preferred stock, and its effect on our business, including restrictions imposed on us by the terms of the senior preferred stock purchase agreement, the senior preferred stock, and Treasury’s warrant, as well as the possibility that these or other restrictions on our business and activities may be applied to us through other mechanisms even if we cease to be subject to these agreements and instruments;

•	adverse effects from activities we undertake to support the mortgage market and help borrowers;

•
actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or actions relating to UMBS or our resecuritization of Freddie Mac-issued securities;

•	limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;

•	our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;

•
the possibility that future changes in leadership at FHFA or the Administration may result in changes in FHFA’s or Treasury’s willingness to pursue the administrative reform recommendations in the Treasury plan;

•	a decrease in our credit ratings;

•	limitations on our ability to access the debt capital markets;

•	significant changes in modification and foreclosure activity;

•	the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

•	changes in borrower behavior;

•	the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies;

•	defaults by one or more institutional counterparties;

•	resolution or settlement agreements we may enter into with our counterparties;

•	our need to rely on third parties to fully achieve some of our corporate objectives;

•	our reliance on mortgage servicers;

•	changes in GAAP, guidance by the Financial Accounting Standards Board and changes to our accounting policies;

•	changes in the fair value of our assets and liabilities;

•	the stability and adequacy of the systems and infrastructure that impact our operations, including ours and those of CSS, our other counterparties and other third parties;

•	the impact of increasing interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac in connection with uniform mortgage-backed securities;

•	operational control weaknesses;

•	our reliance on models and future updates we make to our models, including the assumptions used by these models;

•	domestic and global political risks and uncertainties;

•	natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events;

•	cyber attacks or other information security breaches or threats; and

•	the other factors described in “Risk Factors” in this report and in our 2018 Form 10-K.
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

Fannie Mae Third Quarter 2019 Form 10-Q	51

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	September 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$22,592	$25,557
Restricted cash (includes $35,496 and $17,849, respectively, related to consolidated trusts)	41,906	23,866
Federal funds sold and securities purchased under agreements to resell or similar arrangements	23,176	32,938
Investments in securities:
Trading, at fair value (includes $4,304 and $3,061, respectively, pledged as collateral)	44,206	41,867
Available-for-sale, at fair value	2,690	3,429
Total investments in securities	46,896	45,296
Mortgage loans:
Loans held for sale, at lower of cost or fair value	12,289	7,701
Loans held for investment, at amortized cost:
Of Fannie Mae	104,367	113,039
Of consolidated trusts	3,206,856	3,142,858
Total loans held for investment (includes $8,183 and $8,922, respectively, at fair value)	3,311,223	3,255,897
Allowance for loan losses	(9,376)	(14,203)
Total loans held for investment, net of allowance	3,301,847	3,241,694
Total mortgage loans	3,314,136	3,249,395
Deferred tax assets, net	11,994	13,188
Accrued interest receivable, net (includes $8,450 and $7,928, respectively, related to consolidated trusts)	8,923	8,490
Acquired property, net	2,452	2,584
Other assets	22,361	17,004
Total assets	$3,494,436	$3,418,318
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,348 and $9,133, respectively, related to consolidated trusts)	$10,400	$10,211
Debt:
Of Fannie Mae (includes $6,041 and $6,826, respectively, at fair value)	213,522	232,074
Of consolidated trusts (includes $22,719 and $23,753, respectively, at fair value)	3,248,336	3,159,846
Other liabilities (includes $359 and $356, respectively, related to consolidated trusts)	11,836	9,947
Total liabilities	3,484,094	3,412,078
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $127,201 and $123,836, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(123,141)	(127,335)
Accumulated other comprehensive income	230	322
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	10,342	6,240
Total liabilities and equity	$3,494,436	$3,418,318

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	52

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
Interest income:
Trading securities	$418	$363	$1,277	$917
Available-for-sale securities	40	54	138	175
Mortgage loans (includes $27,610 and $27,058, respectively, for the three months ended and $84,157 and $79,877, respectively, for the nine months ended related to consolidated trusts)	28,858	28,723	88,005	85,064
Federal funds sold and securities purchased under agreements to resell or similar arrangements	178	166	698	457
Other	47	38	120	102
Total interest income	29,541	29,344	90,238	86,715
Interest expense:
Short-term debt	(125)	(114)	(369)	(331)
Long-term debt (includes $22,775 and $22,361, respectively, for the three months ended and $70,371 and $65,972, respectively, for the nine months ended related to consolidated trusts)	(24,187)	(23,861)	(74,757)	(70,406)
Total interest expense	(24,312)	(23,975)	(75,126)	(70,737)
Net interest income	5,229	5,369	15,112	15,978
Benefit for credit losses	1,857	716	3,732	2,229
Net interest income after benefit for credit losses	7,086	6,085	18,844	18,207
Investment gains, net	253	166	847	693
Fair value gains (losses), net	(713)	386	(2,298)	1,660
Fee and other income	402	271	875	830
Non-interest income (loss)	(58)	823	(576)	3,183
Administrative expenses:
Salaries and employee benefits	(361)	(355)	(1,123)	(1,101)
Professional services	(241)	(247)	(699)	(744)
Other administrative expenses	(147)	(138)	(415)	(400)
Total administrative expenses	(749)	(740)	(2,237)	(2,245)
Foreclosed property expense	(96)	(159)	(364)	(460)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(613)	(576)	(1,806)	(1,698)
Other expenses, net	(571)	(377)	(1,514)	(946)
Total expenses	(2,029)	(1,852)	(5,921)	(5,349)
Income before federal income taxes	4,999	5,056	12,347	16,041
Provision for federal income taxes	(1,036)	(1,045)	(2,552)	(3,312)
Net income	3,963	4,011	9,795	12,729
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	16	(33)	(85)	(349)
Other, net of taxes	(2)	(3)	(7)	(8)
Total other comprehensive income (loss)	14	(36)	(92)	(357)
Total comprehensive income	$3,977	$3,975	$9,703	$12,372
Net income	$3,963	$4,011	$9,795	$12,729
Dividends distributed or amounts attributable to senior preferred stock	(3,977)	(3,975)	(9,703)	(9,372)
Net income (loss) attributable to common stockholders	$(14)	$36	$92	$3,357
Earnings per share:
Basic	$0.00	$0.01	$0.02	$0.58
Diluted	0.00	0.01	0.02	0.57
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,893	5,893	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	53

Financial Statements | Condensed Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$3,176	$(1,796)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	46	163
Proceeds from sales of trading securities held for investment	49	96
Proceeds from maturities and paydowns of available-for-sale securities	364	564
Proceeds from sales of available-for-sale securities	376	729
Purchases of loans held for investment	(181,898)	(135,913)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	9,338	11,651
Proceeds from sales of loans acquired as held for investment of Fannie Mae	8,987	10,637
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	377,789	306,374
Advances to lenders	(95,636)	(83,643)
Proceeds from disposition of acquired property and preforeclosure sales	5,644	7,090
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	9,762	(7,128)
Other, net	(74)	(56)
Net cash provided by investing activities	134,747	110,564
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	587,659	636,466
Payments to redeem debt of Fannie Mae	(606,665)	(666,888)
Proceeds from issuance of debt of consolidated trusts	286,126	278,357
Payments to redeem debt of consolidated trusts	(385,496)	(364,942)
Payments of cash dividends on senior preferred stock to Treasury	(5,601)	(5,397)
Proceeds from senior preferred stock purchase agreement with Treasury	—	3,687
Other, net	1,129	720
Net cash used in financing activities	(122,848)	(117,997)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,075	(9,229)
Cash, cash equivalents and restricted cash at beginning of period	49,423	60,260
Cash, cash equivalents and restricted cash at end of period	$64,498	$51,031
Cash paid during the period for:
Interest	$86,699	$82,010
Income taxes	1,250	460

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	54

Financial Statements | Condensed Consolidated Statements of Changes in Equity (Deficit)

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in Equity (Deficit) — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(127,104)	$216	$(7,400)	$6,365
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	3,963	—	—	3,963
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	10	—	10
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	6	—	6
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,977
Balance as of September 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(123,141)	$230	$(7,400)	$10,342

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(127,335)	$322	$(7,400)	$6,240
Senior preferred stock dividends paid	—	—	—	—	—	—	(5,601)	—	—	(5,601)
Comprehensive income:
Net income	—	—	—	—	—	—	9,795	—	—	9,795
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $7)	—	—	—	—	—	—	—	27	—	27
Reclassification adjustment for gains included in net income (net of taxes of $30)	—	—	—	—	—	—	—	(112)	—	(112)
Other (net of taxes of $2)	—	—	—	—	—	—	—	(7)	—	(7)
Total comprehensive income										9,703
Balance as of September 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(123,141)	$230	$(7,400)	$10,342

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	55

Financial Statements | Condensed Consolidated Statements of Changes in Equity (Deficit)

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in Equity (Deficit) — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of June 30, 2018	1	556	1,158	$120,836	$19,130	$687	$(126,143)	$349	$(7,400)	$7,459
Senior preferred stock dividends paid	—	—	—	—	—	—	(4,459)	—	—	(4,459)
Increase to senior preferred stock	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	4,011	—	—	4,011
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $8)	—	—	—	—	—	—	—	(31)	—	(31)
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Other	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										3,975
Reclassification related to Tax Cuts and Jobs Act	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2018	1	556	1,158	$120,836	$19,130	$687	$(126,591)	$313	$(7,400)	$6,975

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2017	1	556	1,158	$117,149	$19,130	$687	$(133,805)	$553	$(7,400)	$(3,686)
Senior preferred stock dividends paid	—	—	—	—	—	—	(5,397)	—	—	(5,397)
Increase to senior preferred stock	—	—	—	3,687	—	—	—	—	—	3,687
Comprehensive income:
Net income	—	—	—	—	—	—	12,729	—	—	12,729
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $22)	—	—	—	—	—	—	—	(84)	—	(84)
Reclassification adjustment for gains included in net income (net of taxes of $71)	—	—	—	—	—	—	—	(265)	—	(265)
Other	—	—	—	—	—	—	—	(8)	—	(8)
Total comprehensive income										12,372
Reclassification related to Tax Cuts and Jobs Act	—	—	—	—	—	—	(117)	117	—	—
Other	—	—	—	—	—	—	(1)	—	—	(1)
Balance as of September 30, 2018	1	556	1,158	$120,836	$19,130	$687	$(126,591)	$313	$(7,400)	$6,975

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	56

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
The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 and related notes, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2018 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior period condensed consolidated financial statements. Results for the three and nine months ended September 30, 2019 may not necessarily be indicative of the results for the year ending December 31, 2019.
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
On September 5, 2019, Treasury released its plan to reform the housing finance system. The Treasury Housing Reform Plan (the “Treasury plan”) is far-reaching in scope and could have a significant impact on our structure, our role in the secondary mortgage market, our capitalization, our business and our competitive environment. The Treasury plan includes recommendations relating to ending our conservatorship, amending our senior preferred stock purchase agreement with Treasury, considering additional restrictions and requirements on our business, and many other matters. The Treasury plan recommends that Treasury’s commitment to provide funding under the senior preferred stock purchase agreement should be replaced with legislation that authorizes an explicit, paid-for guarantee backed by the full faith and credit of the Federal Government that is limited to the timely payment of principal and interest on qualifying MBS. The Treasury plan further recommends that, pending legislation, even after conservatorship Treasury should maintain its ongoing commitment to support our single-family and multifamily mortgage-backed securities through the senior preferred stock purchase agreement, as amended as contemplated by the plan.
There continues to be significant uncertainty regarding our future, including how long we will continue to exist in our current form, the extent of our role in the market, how long we will be in conservatorship, what form we will have and what ownership

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	57

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. We are not aware of any plans of FHFA (1) to fundamentally change our business model, other than changes that might result from recommendations in the Treasury plan, if implemented, or (2) to reduce the aggregate amount available to or held by the company under our capital structure, which includes the senior preferred stock purchase agreement.
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of September 30, 2019, and the amount of remaining funding available to us under the agreement was $113.9 billion.
Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock in 2008. On September 27, 2019, we, through FHFA acting on our behalf in its capacity as our conservator, and Treasury entered into a letter agreement modifying the dividend and liquidation preference provisions of the senior preferred stock. These modifications and other specified provisions of the letter agreement are described below.

•
Modification to Dividend Provisions—Increase in Applicable Capital Reserve Amount. The terms of the senior preferred stock provide for dividends each quarter in the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds the applicable capital reserve amount. The letter agreement modified the dividend provisions of the senior preferred stock to increase the applicable capital reserve amount from $3 billion to $25 billion, effective for dividend periods beginning July 1, 2019.

As a result of this change to the senior preferred stock dividend provisions:

◦	No dividends were payable on the senior preferred stock for the third quarter of 2019, as our net worth of $6.4 billion as of June 30, 2019 was lower than the $25 billion capital reserve amount.

◦
No dividends will be payable on the senior preferred stock for the fourth quarter of 2019, as our net worth of $10.3 billion as of September 30, 2019 is lower than the $25 billion capital reserve amount.

•
Modification to Liquidation Preference Provisions—Increase in Liquidation Preference. The letter agreement provides that, on September 30, 2019, and at the end of each fiscal quarter thereafter, the liquidation preference of the senior preferred stock will increase by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter, until such time as the liquidation preference has increased by $22 billion.

As a result of this change to the senior preferred stock liquidation preference provisions:

◦
The aggregate liquidation preference of the senior preferred stock increased from $123.8 billion as of June 30, 2019 to $127.2 billion as of September 30, 2019, due to the $3.4 billion increase in our net worth during the second quarter of 2019.

◦
The aggregate liquidation preference of the senior preferred stock will increase from $127.2 billion as of September 30, 2019 to $131.2 billion as of December 31, 2019, due to the $4.0 billion increase in our net worth during the third quarter of 2019.

•
Agreement to Amend Senior Preferred Stock Purchase Agreement to Enhance Taxpayer Protections. The letter agreement provides that we and Treasury agree to negotiate and execute an additional amendment to the senior preferred stock purchase agreement that further enhances taxpayer protections by adopting covenants broadly consistent with recommendations for administrative reform contained in the Treasury plan.

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

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	58

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Single Security Initiative and UMBS
The Single Security Initiative was a joint initiative among Fannie Mae, Freddie Mac, and our jointly owned limited liability company, Common Securitization Solutions, LLC (“CSS”), under the direction of FHFA, to develop a single common mortgage-backed security issued by both Fannie Mae and Freddie Mac to finance fixed-rate mortgage loans backed by one- to four-unit single-family properties. We and Freddie Mac began issuing uniform mortgage-backed securities (“UMBS”) pursuant to the Single Security Initiative in June 2019. We and Freddie Mac also began resecuritizing UMBS certificates into structured securities in June 2019. The structured securities backed by UMBS that we may issue include Supers, which are single-class resecuritization transactions, and Real Estate Mortgage Investment Conduit securities (“REMICs”) and interest-only and principal-only strip securities (“SMBS”), which are multi-class resecuritization transactions.
Since the implementation of the Single Security Initiative in June 2019, we have been able to include UMBS, Supers and other structured securities issued by Freddie Mac in some of our resecuritization trusts. The mortgage loans that serve as collateral for Freddie Mac-issued UMBS are not held in trusts that are consolidated by Fannie Mae. When we include Freddie Mac securities in our structured securities, we are subject to additional credit risk because we guarantee securities that were not previously guaranteed by Fannie Mae. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We have concluded that this additional credit risk is negligible because of the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury. Prior to the implementation of the Single Security Initiative, the vast majority of underlying assets of our resecuritization trusts were limited to Fannie Mae securities that were collateralized by mortgage loans held in consolidated trusts.
Single-Class Resecuritization Trusts
Fannie Mae single-class resecuritization trusts are created by depositing mortgage-backed securities (“MBS”) into a new securitization trust for the purpose of aggregating multiple mortgage-related securities into a single security. Single-class resecuritization securities pass through directly to the holders of the securities all of the cash flows of the underlying mortgage-backed securities held in the resecuritization trust. With the implementation of the Single Security Initiative, these securities can now be collateralized directly or indirectly by cash flows from underlying securities issued by Fannie Mae, Freddie Mac, or a combination of both. Resecuritization trusts backed directly or indirectly only by Fannie Mae MBS are non-commingled resecuritization trusts. Resecuritization trusts collateralized directly or indirectly by cash flows either in part or in whole from Freddie Mac securities are commingled resecuritization trusts.
Securities issued by our non-commingled single-class resecuritization trusts are backed solely by Fannie Mae MBS and the guarantee we provide on the trust does not subject us to additional credit risk because we have already provided a guarantee on the underlying securities. Further, the securities issued by our non-commingled single-class resecuritization trusts pass through all of the cash flows of the underlying Fannie Mae MBS directly to the holders of the securities. Accordingly, these securities are deemed to be substantially the same as the underlying Fannie Mae MBS collateral. Additionally, our involvement with these trusts does not provide us with any incremental rights or powers that would enable us to direct any activities of the trusts. As a result, we have concluded that we are not the primary beneficiaries of, and as a result, we do not consolidate, our non-commingled single-class resecuritization trusts. Therefore, we account for purchases and sales of securities issued by non-commingled single-class resecuritization trusts as extinguishments and issuances of the underlying MBS debt, respectively.
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
Multi-Class Resecuritization Trusts
Multi-class resecuritization trusts are trusts we create to issue multi-class Fannie Mae structured securities, including REMICs and SMBS, in which the cash flows of the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. We guarantee to each multi-class resecuritization trust that we will supplement amounts received by the trusts as required to permit timely payments of principal and interest, as applicable, on the related Fannie Mae structured securities. With the implementation of the Single Security Initiative, these multi-class structured securities can now be collateralized, directly or indirectly, by securities issued by Fannie Mae, Freddie Mac, or a combination of both.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	59

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
Since the implementation of the Single Security Initiative in June 2019, we may now include UMBS, Supers and other structured securities backed by securities issued by Freddie Mac in our resecuritization trusts. As a result, we adopted a consolidation threshold for multi-class resecuritization trusts that is based on our ability to unilaterally dissolve the resecuritization trust. This ability exists only when we hold 100% of the outstanding beneficial interests issued by the resecuritization trust. This new consolidation threshold was applied prospectively upon implementation of the Single Security Initiative in the second quarter of 2019 and prior period amounts were not recast. Prior to the implementation of the Single Security Initiative, we consolidated multi-class resecuritization trusts when we held a substantial portion of the outstanding beneficial interests issued by the trust. Our adoption of the new consolidation threshold did not have a material impact on our condensed consolidated financial statements.
Regulatory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $133.8 billion as of September 30, 2019 and $137.1 billion as of December 31, 2018.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2019, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $127.2 billion. See “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above for additional information on transactions under this agreement.
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
Transactions with Treasury
Our administrative expenses were reduced by $5 million and $6 million for the three months ended September 30, 2019 and 2018, respectively, and $15 million and $19 million for the nine months ended September 30, 2019 and 2018, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $613 million and $576 million in TCCA fees during the three months ended September 30, 2019 and 2018, respectively, and $1.8 billion and $1.7 billion for the nine months ended September 30, 2019 and 2018, respectively, of which $613 million had not been remitted to Treasury as of September 30, 2019.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	60

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), we are required to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, and 35% of this amount is payable to Treasury’s Capital Magnet Fund. We recognized a total of $32 million and $20 million in “Other expenses, net” for the three months ended September 30, 2019 and 2018, respectively, and $68 million and $57 million for the nine months ended September 30, 2019 and 2018, respectively, relating to amounts payable to Treasury’s Capital Magnet Fund. In 2020, we expect to pay the $68 million recognized for the nine months ended September 30, 2019 to Treasury’s Capital Magnet Fund, along with additional amounts based on our new business purchases in the fourth quarter of 2019. In April 2019, we paid $75 million to Treasury’s Capital Magnet Fund based on our new business purchases in 2018.
On September 27, 2019, we, through FHFA acting on our behalf in its capacity as our conservator, and Treasury entered into a letter agreement modifying the dividend and liquidation preference provisions of the senior preferred stock held by Treasury. These modifications and other specified provisions of the letter agreement are described under “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $30 million and $26 million for the three months ended September 30, 2019 and 2018, respectively, and $89 million and $81 million for the nine months ended September 30, 2019 and 2018, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $22 million and $33 million for the three months ended September 30, 2019 and 2018, respectively, and $84 million and $109 million for the nine months ended September 30, 2019 and 2018, respectively. In the second quarter of 2019, Fannie Mae, Freddie Mac and CSS entered into an amendment to the customer services agreement that sets forth the terms under which CSS provides mortgage securitization services to us and Freddie Mac. In June 2019, we entered into an indemnification agreement with Freddie Mac relating to the commingled structured securities that we and Freddie Mac issue. Under the indemnification agreement, Fannie Mae and Freddie Mac each have agreed to indemnify the other party for losses caused by: its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued; its failure to meet its obligations under the customer services agreement; its violations of laws; or with respect to material misstatements or omissions in offering documents, ongoing disclosures and related materials relating to the underlying resecuritized securities.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income (loss) attributable to common stockholders excludes amounts attributable to the senior preferred stock, which increase the liquidation preference as described above in “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock.” Weighted average common shares includes 4.6 billion shares for the periods ended September 30, 2019 and 2018 that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2019 and 2018.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended September 30, 2019 convertible preferred stock is not included in the calculation because a net loss attributable to common shareholders was incurred and it would have an anti-dilutive effect. For the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2018, our diluted EPS weighted average shares outstanding includes shares of common stock that would be issuable upon the conversion of 131 million shares of convertible preferred stock.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	61

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies

New Accounting Guidance
The following updates information about our significant accounting policies that have recently been adopted or are yet to be adopted from the information included in “Note 1, Summary of Significant Accounting Policies” in our 2018 Form 10-K.
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments in June 2016. It was amended by ASU 2019-04, Codification Improvements (to Topic 326), Financial Instruments—Credit Losses in April 2019. These ASUs (the “CECL standard”) replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. The amendments in this standard also require credit losses related to available-for-sale (“AFS”) debt securities to be recorded through an allowance for credit losses. We do not expect a material impact for establishing an allowance for credit losses related to our AFS debt securities.
The CECL standard will become effective for our fiscal year beginning January 1, 2020. We are currently performing full integrated testing across all models, accounting systems and processes that will be used to estimate credit losses and record accounting impacts under the CECL standard. All updates to our credit loss models are subject to our model oversight and review governance process. We are managing the implementation of this guidance in accordance with our change management governance standards, which are designed to ensure compliance with GAAP as well as operational readiness at adoption. Senior management and the Audit Committee receive regular updates regarding the status of our implementation plan, results of modeled impacts and any identified key risks.
We will use a discounted cash flow method to measure expected credit losses on our single-family mortgage loans and an undiscounted loss method to measure expected credit losses on our multifamily mortgage loans. The models we will use to estimate credit losses will incorporate our historical credit loss experience, adjusted for current economic forecasts and the current credit profile of our loan book of business. The models will use reasonable and supportable forecasts for key economic drivers, such as home prices (Single-Family), rental income (Multifamily) and capitalization rates (Multifamily).
Based on the composition of the loans in our book of business as of September 30, 2019 and our current expectations of future economic conditions, we estimate that our adoption of the CECL standard will result in a reduction in our retained earnings of up to $2 billion on an after-tax basis in the first quarter of 2020. Our estimated impact upon adoption has been refined over the last quarter to incorporate updated economic conditions and the resolution of various implementation items, including the exclusion of certain pre-foreclosure costs from our estimated allowance for credit losses. We continue to monitor and will assess the impact of further implementation guidance that may be issued. In addition, we continue to evaluate our modeled loss estimates and may make refinements to our approach and assumptions as a part of our overall integrated testing efforts. The impact of our adoption of the CECL standard on our retained earnings will be further influenced by the credit risk profile of the loans in our book of business as of the January 1, 2020 adoption date, as well as changes in economic conditions and our forecasts of future economic conditions at that time.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	62

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

	As of
	September 30, 2019	December 31, 2018
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$2,733	$1,422
Non-Fannie Mae	4,445	4,809
Total trading securities	7,178	6,231
Available-for-sale securities:
Fannie Mae	1,581	1,704
Non-Fannie Mae	771	1,207
Total available-for-sale securities	2,352	2,911
Other assets	57	66
Other liabilities	(82)	(101)
Net carrying amount	$9,505	$9,107

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
Fannie Mae commingled resecuritization trusts refers to our resecuritization trusts that are backed in whole or in part by Freddie Mac securities. The guaranty that we provide to these commingled resecuritization trusts increases our exposure to loss relating to the Freddie Mac securities that serve as the underlying collateral. Our maximum exposure to loss for these unconsolidated trusts is measured by the amount of Freddie Mac securities that back these resecuritization trusts. However, a portion of these Freddie Mac securities may be backed in whole or in part by Fannie Mae MBS. Therefore, to the extent that these Freddie Mac securities are backed by Fannie Mae MBS, it would not give rise to any additional exposure and our total exposure to collateral that is ultimately guaranteed by Freddie Mac may be lower than the disclosed maximum exposure to loss. Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts was approximately $41 billion and $14 billion as of September 30, 2019 and December 31, 2018, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $100 billion and $80 billion as of September 30, 2019 and December 31, 2018, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments (“LIHTC”), community investments and other entities, was $93 million and the related carrying value was $70 million as of September 30, 2019. As of December 31, 2018, the maximum exposure to loss was $111

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	63

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

million and the related carrying value was $89 million. The total assets of these limited partnership investments were $2.3 billion as of September 30, 2019 and December 31, 2018.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities (“CAS”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $6.5 billion and $920 million as of September 30, 2019 and December 31, 2018, respectively. The total assets related to these unconsolidated SPVs were $6.5 billion and $931 million as of September 30, 2019 and December 31, 2018, respectively.
The unpaid principal balance of our multifamily loan portfolio was $318.1 billion as of September 30, 2019. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2019 and 2018, the unpaid principal balance of portfolio securitizations was $89.0 billion and $64.9 billion, respectively. For the nine months ended September 30, 2019 and 2018, the unpaid principal balance of portfolio securitizations was $187.7 billion and $180.8 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2019, the unpaid principal balance of retained interests was $3.1 billion and its related fair value was $4.2 billion. As of December 31, 2018, the unpaid principal balance of retained interests was $1.5 billion and its related fair value was $2.2 billion. For the three months ended September 30, 2019 and 2018, the principal, interest and other fees received on retained interests was $187 million and $114 million, respectively. For the nine months ended September 30, 2019 and 2018, the principal, interest and other fees received on retained interests was $425 million and $468 million, respectively.
Managed Loans
Managed loans primarily include loans that are guaranteed or insured, in whole or in part, by the U.S. government. For those loans that we have securitized in unconsolidated portfolio securitization trusts, the outstanding unpaid principal balance was $1.1 billion as of September 30, 2019 and $1.2 billion as of December 31, 2018. For information regarding on-balance sheet managed loans, see “Note 3, Mortgage Loans.”

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	64

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
The following table displays the carrying value of our mortgage loans.

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Single-family	$2,962,083	$2,929,925
Multifamily	318,106	293,858
Total unpaid principal balance of mortgage loans	3,280,189	3,223,783
Cost basis and fair value adjustments, net	43,323	39,815
Allowance for loan losses for loans held for investment	(9,376)	(14,203)
Total mortgage loans	$3,314,136	$3,249,395

The following table displays information about our redesignated mortgage loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
	(Dollars in millions)
Carrying value of loans redesignated from HFI to HFS(1)	$4,882	$4,249	$14,252	$17,851
Carrying value of loans redesignated from HFS to HFI(1)	10	6	22	36
Loans sold - unpaid principal balance	3,941	9,373	10,497	13,831
Realized gains on sale of mortgage loans	184	93	504	301

(1)	Represents the carrying value of the loans after redesignation, excluding allowance.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $8.2 billion and $10.1 billion as of September 30, 2019 and December 31, 2018, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
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

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of September 30, 2019
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,211	$7,188	$13,291	$49,690	$2,867,330	$2,917,020	$26	$23,840
Government(2)	44	20	144	208	17,881	18,089	144	—
Alt-A	1,717	591	1,316	3,624	40,663	44,287	1	2,228
Other	572	212	485	1,269	9,836	11,105	2	800
Total single-family	31,544	8,011	15,236	54,791	2,935,710	2,990,501	173	26,868
Multifamily(3)	32	N/A	181	213	320,984	321,197	—	604
Total	$31,576	$8,011	$15,417	$55,004	$3,256,694	$3,311,698	$173	$27,472

	As of December 31, 2018
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$30,471	$7,881	$14,866	$53,218	$2,816,047	$2,869,265	$22	$26,170
Government(2)	57	17	169	243	21,887	22,130	169	—
Alt-A	2,332	821	1,844	4,997	48,274	53,271	2	3,082
Other	804	283	713	1,800	13,038	14,838	2	1,128
Total single-family	33,664	9,002	17,592	60,258	2,899,246	2,959,504	195	30,380
Multifamily(3)	56	N/A	171	227	295,437	295,664	—	492
Total	$33,720	$9,002	$17,763	$60,485	$3,194,683	$3,255,168	$195	$30,872

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	September 30, 2019(1)			December 31, 2018(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value (“LTV”) ratio:(2)
Less than or equal to 80%	$2,569,771	$39,710	$9,694	$2,521,766	$45,476	$12,291
Greater than 80% and less than or equal to 90%	228,868	2,365	709	228,614	3,804	1,195
Greater than 90% and less than or equal to 100%	113,424	1,131	337	109,548	1,997	645
Greater than 100%	4,957	1,081	365	9,337	1,994	707
Total	$2,917,020	$44,287	$11,105	$2,869,265	$53,271	$14,838

(1)
Excludes $18.1 billion and $22.1 billion as of September 30, 2019 and December 31, 2018, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	September 30,	December 31,
	2019	2018
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$314,458	$289,231
Classified(1)	6,739	6,433
Total	$321,197	$295,664

(1)
Includes loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. Loans classified as “Doubtful” have weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. As of September 30, 2019, we had loans with recorded investment of less than $0.1 million classified as doubtful, compared with $1 million as of December 31, 2018.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	67

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

	As of
	September 30, 2019			December 31, 2018
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$67,175	$64,987	$(6,141)	$81,791	$78,688	$(9,406)
Government	250	255	(50)	264	270	(55)
Alt-A	11,956	11,008	(1,726)	16,576	15,158	(2,793)
Other	3,703	3,505	(590)	5,482	5,169	(1,001)
Total single-family	83,084	79,755	(8,507)	104,113	99,285	(13,255)
Multifamily	281	283	(45)	197	196	(40)
Total individually impaired loans with related allowance recorded	83,365	80,038	(8,552)	104,310	99,481	(13,295)
With no related allowance recorded:(1)
Single-family:
Primary	19,326	18,463	—	15,939	15,191	—
Government	65	61	—	61	56	—
Alt-A	2,391	2,141	—	2,628	2,363	—
Other	624	571	—	718	666	—
Total single-family	22,406	21,236	—	19,346	18,276	—
Multifamily	368	369	—	343	346	—
Total individually impaired loans with no related allowance recorded	22,774	21,605	—	19,689	18,622	—
Total individually impaired loans(2)	$106,139	$101,643	$(8,552)	$123,999	$118,103	$(13,295)

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $100.7 billion and $117.2 billion as of September 30, 2019 and December 31, 2018, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $126 million and $187 million as of September 30, 2019 and December 31, 2018, respectively.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30,
	2019			2018
	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$69,084	$713	$62	$84,043	$871	$86
Government	262	2	—	276	3	—
Alt-A	11,845	125	8	17,034	179	13
Other	3,904	37	4	6,254	57	4
Total single-family	85,095	877	74	107,607	1,110	103
Multifamily	313	2	—	231	1	—
Total individually impaired loans with related allowance recorded	85,408	879	74	107,838	1,111	103
With no related allowance recorded:(1)
Single-family:
Primary	16,422	262	39	15,140	254	30
Government	56	1	—	57	1	—
Alt-A	2,130	44	4	2,562	54	4
Other	575	10	1	784	13	2
Total single-family	19,183	317	44	18,543	322	36
Multifamily	401	8	—	335	8	—
Total individually impaired loans with no related allowance recorded	19,584	325	44	18,878	330	36
Total individually impaired loans	$104,992	$1,204	$118	$126,716	$1,441	$139

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30,
	2019			2018
	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$73,601	$2,304	$214	$86,842	$2,697	$302
Government	267	8	—	277	15	—
Alt-A	13,299	426	30	19,081	610	45
Other	4,429	123	11	7,140	201	15
Total single-family	91,596	2,861	255	113,340	3,523	362
Multifamily	280	7	—	244	2	—
Total individually impaired loans with related allowance recorded	91,876	2,868	255	113,584	3,525	362
With no related allowance recorded:(1)
Single-family:
Primary	15,718	731	103	15,039	740	88
Government	56	3	—	58	3	—
Alt-A	2,203	127	11	2,710	173	13
Other	611	28	3	848	44	4
Total single-family	18,588	889	117	18,655	960	105
Multifamily	377	16	—	333	11	—
Total individually impaired loans with no related allowance recorded	18,965	905	117	18,988	971	105
Total individually impaired loans	$110,841	$3,773	$372	$132,572	$4,496	$467

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.
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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 164 months and 98 months for the three months ended September 30, 2019 and 2018, respectively. The average interest rate reduction was 0.15 and 0.14 percentage points, for the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the average term extension of a single-family modified loan was 160 months and 104 months, respectively, and the average interest rate reduction was 0.11 and 0.23 percentage points, respectively.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following tables display the number of loans and recorded investment in loans classified as a TDR.

	For the Three Months Ended September 30,
	2019		2018
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary	11,373	$1,819	12,291	$1,797
Government	16	1	21	3
Alt-A	543	70	779	100
Other	89	16	207	37
Total single-family	12,021	1,906	13,298	1,937
Multifamily	3	4	2	7
Total TDRs	12,024	$1,910	13,300	$1,944

	For the Nine Months Ended September 30,
	2019		2018
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary	36,126	$5,634	75,790	$11,469
Government	61	7	95	9
Alt-A	1,948	248	4,499	583
Other	374	68	937	173
Total single-family	38,509	5,957	81,321	12,234
Multifamily	9	37	12	68
Total TDRs	38,518	$5,994	81,333	$12,302

(1)
Based on the nature of our modification programs, which do not include principal or past-due interest forgiveness, there is not a material difference between the recorded investment in our loans pre- and post- modification. Therefore, these amounts represent recorded investment post-modification.

The decrease in loans classified as a TDR for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018 was primarily attributable to a significantly higher number of single-family loan modifications and other forms of loss mitigation in the areas affected by Hurricanes Harvey, Irma and Maria that resulted in a restructuring of the terms of those loans during the first nine months of 2018.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	71

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

	For the Three Months Ended September 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	3,780	$585	3,720	$519
Government	28	2	8	—
Alt-A	307	43	438	74
Other	87	16	143	29
Total single-family	4,202	646	4,309	622
Multifamily	1	13	1	2
Total TDRs that subsequently defaulted	4,203	$659	4,310	$624

	For the Nine Months Ended September 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	12,343	$1,864	12,372	$1,774
Government	56	7	37	4
Alt-A	1,157	174	1,703	275
Other	351	65	469	93
Total single-family	13,907	2,110	14,581	2,146
Multifamily	2	19	2	4
Total TDRs that subsequently defaulted	13,909	$2,129	14,583	$2,150

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

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

including interest, in accordance with the contractual terms of the loan agreement. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate. If we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated costs to sell the property and estimated insurance or other proceeds we expect to receive. During the three months ended September 30, 2019, we enhanced the model used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses. This enhancement was performed as a part of management’s routine model performance review process. In addition to incorporating recent loan performance data, this model enhancement better captures recent prepayment activity, default rates, and loss severity in the event of default. The enhancement resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $850 million and is included in “Benefit (provision) for loan losses” in the table below.
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
The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(11,210)	$(16,602)	$(13,969)	$(18,849)
Benefit (provision) for loan losses(1)	1,826	724	3,712	1,916
Charge-offs	270	509	1,209	1,705
Recoveries	(8)	(65)	(68)	(189)
Other	—	(2)	(6)	(19)
Ending balance	$(9,122)	$(15,436)	$(9,122)	$(15,436)
Multifamily allowance for loan losses:
Beginning balance	$(272)	$(210)	$(234)	$(235)
Benefit (provision) for loan losses(1)	17	(14)	(23)	6
Charge-offs	2	—	6	5
Recoveries	(1)	(3)	(3)	(3)
Ending balance	$(254)	$(227)	$(254)	$(227)
Total allowance for loan losses:
Beginning balance	$(11,482)	$(16,812)	$(14,203)	$(19,084)
Benefit (provision) for loan losses(1)	1,843	710	3,689	1,922
Charge-offs	272	509	1,215	1,710
Recoveries	(9)	(68)	(71)	(192)
Other	—	(2)	(6)	(19)
Ending balance	$(9,376)	$(15,663)	$(9,376)	$(15,663)

(1)	Benefit (provision) for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

The following table displays the allowance for loan losses and recorded investment in our HFI loans by impairment or allowance methodology and portfolio segment, excluding loans for which we have elected the fair value option.

	As of
	September 30, 2019			December 31, 2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$(8,507)	$(45)	$(8,552)	$(13,255)	$(40)	$(13,295)
Collectively reserved loans	(615)	(209)	(824)	(714)	(194)	(908)
Total allowance for loan losses	$(9,122)	$(254)	$(9,376)	$(13,969)	$(234)	$(14,203)

Recorded investment in loans by segment:
Individually impaired loans(1)	$100,991	$652	$101,643	$117,561	$542	$118,103
Collectively reserved loans	2,889,510	320,545	3,210,055	2,841,943	295,122	3,137,065
Total recorded investment in loans	$2,990,501	$321,197	$3,311,698	$2,959,504	$295,664	$3,255,168

(1)	Includes acquired credit-impaired loans.
5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	September 30, 2019	December 31, 2018
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae(1)	$3,661	$1,467
Other agency(2)	3,704	3,503
Private-label and other mortgage securities	741	1,306
Total mortgage-related securities (includes $922 and $32, respectively, related to consolidated trusts)	8,106	6,276
Non-mortgage-related securities:
U.S. Treasury securities	36,016	35,502
Other securities	84	89
Total non-mortgage-related securities	36,100	35,591
Total trading securities	$44,206	$41,867

(1)	In the second quarter of 2019, we implemented the Single Security Initiative and recognized $1.4 billion in mortgage-related securities that had previously been consolidated.

(2)	Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
	(Dollars in millions)
Net trading gains (losses)	$95	$(40)	$370	$79
Net trading gains (losses) recognized in the period related to securities still held at period end	82	(27)	298	20

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	74

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
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
	(Dollars in millions)
Gross realized gains	$—	$12	$171	$375
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	—	21	376	662

The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of September 30, 2019
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,492	$98	$(8)	$1,582
Other agency	195	18	—	213
Alt-A and subprime private-label securities	102	124	—	226
Mortgage revenue bonds	339	10	(3)	346
Other mortgage-related securities	320	5	(2)	323
Total	$2,448	$255	$(13)	$2,690

	As of December 31, 2018
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$1,754	$69	$(26)	$1,797
Other agency	239	17	—	256
Alt-A and subprime private-label securities	325	267	—	592
Mortgage revenue bonds	425	13	(4)	434
Other mortgage-related securities	336	14	—	350
Total	$3,079	$380	$(30)	$3,429

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

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of September 30, 2019
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(8)	$348
Mortgage revenue bonds	—	—	(3)	5
Other mortgage-related securities	(2)	273	—	—
Total	$(2)	$273	$(11)	$353

	As of December 31, 2018
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(26)	$487
Mortgage revenue bonds	(1)	24	(3)	19
Total	$(1)	$24	$(29)	$506

Other-Than-Temporary Impairments
The cumulative outstanding balance related to other-than-temporary-impairment (“OTTI”) credit loss amounts previously recognized in our condensed consolidated statements of operations and comprehensive income throughout the life of AFS debt securities held in portfolio were $37 million and $635 million as of September 30, 2019 and December 31, 2018, respectively. Those amounts were $718 million and $1.1 billion as of September 30, 2018 and December 31, 2017, respectively. The decrease in the cumulative outstanding balance in the first nine months of 2019 and 2018 was primarily driven by securities that we no longer hold in portfolio.
The following table displays net unrealized gains on AFS securities and other amounts within accumulated other comprehensive income (“AOCI”), net of tax, by major categories.

	As of
	September 30,	December 31,
	2019	2018
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$191	$52
Net unrealized gains on AFS securities for which we have recorded OTTI	—	224
Other	39	46
Accumulated other comprehensive income	$230	$322

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	76

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

	As of September 30, 2019
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$1,492	$1,582	$—	$—	$14	$15	$101	$111	$1,377	$1,456
Other agency	195	213	—	—	20	21	26	29	149	163
Alt-A and subprime private-label securities	102	226	—	—	—	—	1	1	101	225
Mortgage revenue bonds	339	346	2	2	26	27	36	37	275	280
Other mortgage-related securities	320	323	—	—	2	1	24	27	294	295
Total	$2,448	$2,690	$2	$2	$62	$64	$188	$205	$2,196	$2,419

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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. Due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. As such, we exclude from the following table approximately $28.9 billion of Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities as of September 30, 2019.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	September 30, 2019			December 31, 2018
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$6,603	$26	$6,354	$7,278	$30	$6,811
Other guaranty arrangements(2)	12,981	135	2,609	13,847	130	2,711
Total	$19,584	$161	$8,963	$21,125	$160	$9,522

(1)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 13, Concentrations of Credit Risk” in our 2018 Form 10-K and “Note 10, Concentrations of Credit Risk” in this report.

(2)	Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	September 30, 2019		December 31, 2018
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$1,125	2.15%	$—	—%

Short-term debt of Fannie Mae	$35,812	2.04%	$24,896	2.29%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was up to $15.0 billion as of September 30, 2019 and December 31, 2018.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2019			December 31, 2018
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2019 - 2030	$91,603	2.66%	2019 - 2030	$103,206	2.36%
Medium-term notes(2)	2019 - 2026	40,973	1.60	2019 - 2026	61,455	1.48
Other(3)	2019 - 2038	6,142	4.84	2019 - 2038	6,683	4.62
Total senior fixed		138,718	2.44		171,344	2.13
Senior floating:
Medium-term notes(2)	2020 - 2021	9,773	2.28	2019 - 2020	4,174	2.36
Connecticut Avenue Securities(4)	2023 - 2031	22,977	5.90	2023 - 2031	25,641	5.97
Other(5)	2020 - 2037	422	7.79	2020 - 2037	351	10.19
Total senior floating		33,172	4.86		30,166	5.52
Subordinated debentures	2019	5,783	9.99	2019	5,617	9.64
Secured borrowings(6)	2021 - 2022	37	2.24	2021 - 2022	51	1.96
Total long-term debt of Fannie Mae(7)		177,710	3.14		207,178	2.83
Debt of consolidated trusts	2019 - 2058	3,248,336	2.79	2019 - 2058	3,159,846	3.03
Total long-term debt		$3,426,046	2.81%		$3,367,024	3.02%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

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

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $30 million and $413 million as of September 30, 2019 and December 31, 2018, respectively.
8.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest rate risk management purposes consist primarily of interest rate swaps and interest rate options. See “Note 8, Derivative Instruments” in our 2018 Form 10-K for additional information on interest rate risk management.
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

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of September 30, 2019				As of December 31, 2018
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$35,550	$—	$32,893	$(1,481)	$71,416	$438	$21,253	$(740)
Receive-fixed	71,372	958	34,986	(103)	88,799	1,113	58,399	(860)
Basis	273	179	—	—	250	104	624	—
Foreign currency	213	27	215	(86)	221	22	223	(72)
Swaptions:
Pay-fixed	4,600	18	6,375	(270)	10,375	191	1,000	(4)
Receive-fixed	2,875	203	4,600	(137)	500	20	7,375	(338)
Futures(1)	47,069	—	—	—	16,631	—	—	—
Total gross risk management derivatives	161,952	1,385	79,069	(2,077)	188,192	1,888	88,874	(2,014)
Accrued interest receivable (payable)	—	287	—	(374)	—	400	—	(419)
Netting adjustment(2)	—	(1,663)	—	2,299	—	(2,266)	—	2,315
Total net risk management derivatives	$161,952	$9	$79,069	$(152)	$188,192	$22	$88,874	$(118)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$7,812	$20	$6,258	$(26)	$4,370	$29	$57	$—
Forward contracts to purchase mortgage-related securities	70,120	231	28,853	(85)	40,650	349	1,045	(3)
Forward contracts to sell mortgage-related securities	57,048	170	109,229	(305)	292	1	70,593	(645)
Total mortgage commitment derivatives	134,980	421	144,340	(416)	45,312	379	71,695	(648)
Credit enhancement derivatives	30,407	42	6,509	(27)	33,431	57	919	(11)
Derivatives at fair value	$327,339	$472	$229,918	$(595)	$266,935	$458	$161,488	$(777)

(1)	Futures have no ascribable fair value because the positions are settled daily.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.3 billion and $713 million as of September 30, 2019 and December 31, 2018, respectively. Cash collateral received was $684 million and $664 million as of September 30, 2019 and December 31, 2018, respectively.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(1,414)	$1,034	$(4,913)	$4,784
Receive-fixed	966	(524)	4,131	(3,508)
Basis	24	(5)	75	(31)
Foreign currency	(11)	(10)	(9)	(35)
Swaptions:
Pay-fixed	(110)	67	(430)	232
Receive-fixed	209	(34)	309	(72)
Futures	42	—	296	(3)
Net accrual of periodic settlements	(190)	(285)	(698)	(786)
Total risk management derivatives fair value gains (losses), net	(484)	243	(1,239)	581
Mortgage commitment derivatives fair value gains (losses), net	(177)	118	(946)	606
Credit enhancement derivatives fair value losses, net	(7)	(1)	(31)	(2)
Total derivatives fair value gains (losses), net	$(668)	$360	$(2,216)	$1,185

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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	81

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
The following table displays our segment results.

	For the Three Months Ended September 30,
	2019			2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,484	$745	$5,229	$4,670	$699	$5,369
Fee and other income(2)	156	246	402	79	192	271
Net revenues	4,640	991	5,631	4,749	891	5,640
Investment gains, net(3)	198	55	253	146	20	166
Fair value gains (losses), net(4)	(719)	6	(713)	417	(31)	386
Administrative expenses	(634)	(115)	(749)	(636)	(104)	(740)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	1,840	17	1,857	732	(16)	716
Foreclosed property expense	(93)	(3)	(96)	(150)	(9)	(159)
Total credit-related income (expense)	1,747	14	1,761	582	(25)	557
TCCA fees(6)	(613)	—	(613)	(576)	—	(576)
Other expenses, net	(424)	(147)	(571)	(282)	(95)	(377)
Income before federal income taxes	4,195	804	4,999	4,400	656	5,056
Provision for federal income taxes	(872)	(164)	(1,036)	(938)	(107)	(1,045)
Net income	$3,323	$640	$3,963	$3,462	$549	$4,011

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Segment Reporting

	For the Nine Months Ended September 30,
	2019			2018
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$12,942	$2,170	$15,112	$13,954	$2,024	$15,978
Fee and other income(2)	350	525	875	306	524	830
Net revenues	13,292	2,695	15,987	14,260	2,548	16,808
Investment gains, net(3)	709	138	847	640	53	693
Fair value gains (losses), net(4)	(2,364)	66	(2,298)	1,729	(69)	1,660
Administrative expenses	(1,899)	(338)	(2,237)	(1,928)	(317)	(2,245)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	3,753	(21)	3,732	2,223	6	2,229
Foreclosed property expense	(362)	(2)	(364)	(448)	(12)	(460)
Total credit-related income (expense)	3,391	(23)	3,368	1,775	(6)	1,769
TCCA fees(6)	(1,806)	—	(1,806)	(1,698)	—	(1,698)
Other expenses, net	(1,179)	(335)	(1,514)	(684)	(262)	(946)
Income before federal income taxes	10,144	2,203	12,347	14,094	1,947	16,041
Provision for federal income taxes	(2,125)	(427)	(2,552)	(2,998)	(314)	(3,312)
Net income	$8,019	$1,776	$9,795	$11,096	$1,633	$12,729

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

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	83

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

	As of
	September 30, 2019(1)			December 31, 2018(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.11%	0.29%	0.61%	1.17%	0.32%	0.69%
Percentage of single-family conventional loans(4)	1.28	0.35	0.68	1.37	0.38	0.76

	As of
	September 30, 2019(1)		December 31, 2018(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	10.62%	*	9.85%
Geographical distribution:
California	19	0.32	19	0.34
Florida	6	0.87	6	1.16
New Jersey	3	1.21	4	1.38
New York	5	1.24	5	1.40
All other states	67	0.67	66	0.75
Product distribution:
Alt-A	2	3.09	2	3.35
Vintages:
2004 and prior	2	2.53	3	2.69
2005-2008	4	4.24	5	4.61
2009-2019	94	0.33	92	0.34

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan-level information, which constituted more than 99% of our single-family conventional guaranty book of business as of September 30, 2019 and December 31, 2018.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2019 or December 31, 2018.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	84

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
Multifamily credit risk characteristics
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on unpaid principal balance, that are 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, current debt service coverage ratio (“DSCR”) below 1.0 and original LTV ratios greater than 80%. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of
	September 30, 2019(1)		December 31, 2018(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	*	0.06%	0.02%	0.06%

	As of
	September 30, 2019		December 31, 2018
	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)
Original LTV ratio:
Greater than 80%	1%	—%	1%	—%
Less than or equal to 80%	99	0.06	99	0.06
Current DSCR below 1.0(4)	2	0.44	2	1.38

*	Represents less than 0.01% of multifamily business volume or book of business.

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

	As of
	September 30, 2019		December 31, 2018
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$162,339		$152,379
Pool mortgage insurance	379		409
Total mortgage insurance risk in force	$162,718	6%	$152,788	5%

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family guaranty book of business.

	Percentage of Risk in Force Coverage by Mortgage Insurer
	As of
	September 30, 2019	December 31, 2018
Counterparty:(1)
Arch Capital Group Ltd.	24%	25%
Radian Guaranty, Inc.	20	21
Mortgage Guaranty Insurance Corp.	18	18
Genworth Mortgage Insurance Corp.(2)	15	15
Essent Guaranty, Inc.	13	12
Others	10	9
Total	100%	100%

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.

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

Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (”RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $3.7 billion, or 2%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2019.
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
We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. There is risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. On at least a quarterly basis, we assess our mortgage insurer counterparties’ respective abilities to fulfill their obligations to us. Our assessment includes financial reviews and analyses of the insurers’ portfolios and capital adequacy. If we determine that it is probable that we will not collect all of our claims from one or more of our mortgage insurer counterparties, it could increase our loss reserves, which could adversely affect our results of operations, liquidity, financial condition and net worth.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of September 30, 2019 and December 31, 2018, our estimated benefit from mortgage insurance reduced our loss reserves by $398 million and $691 million, respectively.
As of September 30, 2019 and December 31, 2018, we had outstanding receivables of $669 million and $745 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of September 30, 2019 and December 31, 2018, we assessed these outstanding receivables for collectibility, and established a valuation allowance of $545 million and $564 million, respectively, which reduces our claim receivable to the amount considered probable of collection.
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

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	86

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

	Percentage of Single-Family Guaranty Book of Business
	As of
	September 30, 2019	December 31, 2018
Wells Fargo Bank, N.A. (together with its affiliates)	17%	18%
Remaining top five depository servicers	15	16
Top five non-depository servicers	25	22
Total	57%	56%

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

	Percentage of Multifamily Guaranty Book of Business
	As of
	September 30, 2019	December 31, 2018
Wells Fargo Bank, N.A. (together with its affiliates)	13%	14%
Walker & Dunlop, Inc.	12	12
Remaining top five servicers	23	22
Total	48%	48%
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

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	87

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

	As of September 30, 2019
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$1,672	$(1,667)	$5		$—	$—	$5
Cleared risk management derivatives	—	4	4		—	—	4
Mortgage commitment derivatives	421	—	421		(368)	(7)	46
Total derivative assets	2,093	(1,663)	430	(4)	(368)	(7)	55
Securities purchased under agreements to resell or similar arrangements(5)	36,051	—	36,051		—	(36,051)	—
Total assets	$38,144	$(1,663)	$36,481		$(368)	$(36,058)	$55
Liabilities:
OTC risk management derivatives	$(2,451)	$2,332	$(119)		$—	$—	$(119)
Cleared risk management derivatives	—	(33)	(33)		—	33	—
Mortgage commitment derivatives	(416)	—	(416)		368	4	(44)
Total derivative liabilities	(2,867)	2,299	(568)	(4)	368	37	(163)
Securities sold under agreements to repurchase or similar arrangements	(1,125)	—	(1,125)		—	1,123	(2)
Total liabilities	$(3,992)	$2,299	$(1,693)		$368	$1,160	$(165)

	As of December 31, 2018
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,288	$(2,273)	$15		$—	$—	$15
Cleared risk management derivatives	—	7	7		—	—	7
Mortgage commitment derivatives	379	—	379		(153)	(7)	219
Total derivative assets	2,667	(2,266)	401	(4)	(153)	(7)	241
Securities purchased under agreements to resell or similar arrangements(5)	48,288	—	48,288		—	(48,288)	—
Total assets	$50,955	$(2,266)	$48,689		$(153)	$(48,295)	$241
Liabilities:
OTC risk management derivatives	$(2,433)	$2,342	$(91)		$—	$—	$(91)
Cleared risk management derivatives	—	(27)	(27)		—	23	(4)
Mortgage commitment derivatives	(648)	—	(648)		153	466	(29)
Total derivative liabilities	(3,081)	2,315	(766)	(4)	153	489	(124)
Total liabilities	$(3,081)	$2,315	$(766)		$153	$489	$(124)

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	88

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

(3)
Represents collateral received that has not been recognized and is not offset in our condensed consolidated balance sheets as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. The fair value of non-cash collateral we pledged was $3.1 billion and $1.9 billion as of September 30, 2019 and December 31, 2018, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $36.1 billion and $48.4 billion, of which $34.3 billion and $45.7 billion could be sold or repledged as of September 30, 2019 and December 31, 2018, respectively. None of the underlying collateral was sold or repledged as of September 30, 2019 or December 31, 2018.

(4)
Excludes derivative assets of $42 million and $57 million as of September 30, 2019 and December 31, 2018, respectively, and derivative liabilities of $27 million and $11 million recognized in our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $12.9 billion and $15.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

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

	Fair Value Measurements as of September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$3,539	$122	$—	$3,661
Other agency	—	3,702	2	—	3,704
Private-label and other mortgage securities	—	741	—	—	741
Non-mortgage-related securities:
U.S. Treasury securities	36,016	—	—	—	36,016
Other securities	—	84	—	—	84
Total trading securities	36,016	8,066	124	—	44,206
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,408	174	—	1,582
Other agency	—	213	—	—	213
Alt-A and subprime private-label securities	—	226	—	—	226
Mortgage revenue bonds	—	—	346	—	346
Other	—	8	315	—	323
Total available-for-sale securities	—	1,855	835	—	2,690
Mortgage loans	—	7,457	726	—	8,183
Other assets:
Risk management derivatives:
Swaps	—	1,267	184	—	1,451
Swaptions	—	221	—	—	221
Netting adjustment	—	—	—	(1,663)	(1,663)
Mortgage commitment derivatives	—	421	—	—	421
Credit enhancement derivatives	—	—	42	—	42
Total other assets	—	1,909	226	(1,663)	472
Total assets at fair value	$36,016	$19,287	$1,911	$(1,663)	$55,551

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$5,619	$422	$—	$6,041
Total of Fannie Mae	—	5,619	422	—	6,041
Of consolidated trusts	—	22,631	88	—	22,719
Total long-term debt	—	28,250	510	—	28,760
Other liabilities:
Risk management derivatives:
Swaps	—	2,043	1	—	2,044
Swaptions	—	407	—	—	407
Netting adjustment	—	—	—	(2,299)	(2,299)
Mortgage commitment derivatives	—	416	—	—	416
Credit enhancement derivatives	—	—	27	—	27
Total other liabilities	—	2,866	28	(2,299)	595
Total liabilities at fair value	$—	$31,116	$538	$(2,299)	$29,355

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$748	$—	$—	$—	$748
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,435	32	—	1,467
Other agency	—	3,503	—	—	3,503
Private-label and other mortgage securities	—	1,305	1	—	1,306
Non-mortgage-related securities:
U.S. Treasury securities	35,502	—	—	—	35,502
Other securities	—	89	—	—	89
Total trading securities	35,502	6,332	33	—	41,867
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,645	152	—	1,797
Other agency	—	256	—	—	256
Alt-A and subprime private-label securities	—	568	24	—	592
Mortgage revenue bonds	—	—	434	—	434
Other	—	8	342	—	350
Total available-for-sale securities	—	2,477	952	—	3,429
Mortgage loans	—	7,985	937	—	8,922
Other assets:
Risk management derivatives:
Swaps	—	1,962	115	—	2,077
Swaptions	—	211	—	—	211
Netting adjustment	—	—	—	(2,266)	(2,266)
Mortgage commitment derivatives	—	342	37	—	379
Credit enhancement derivatives	—	—	57	—	57
Total other assets	—	2,515	209	(2,266)	458
Total assets at fair value	$36,250	$19,309	$2,131	$(2,266)	$55,424

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

(2)	Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	92

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2019(1)
	Balance, June 30, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$74	$2		$—	$77	$—	$—	$—	$(31)	$—	$122	$1	$—
Other agency	—	—		—	—	—	—	—	—	2	2	—	—
Total trading securities	$74	$2	(5)(6)	$—	$77	$—	$—	$—	$(31)	$2	$124	$1	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$132	$—		$3	$—	$—	$—	$(1)	$—	$40	$174	$—	$3
Mortgage revenue bonds	364	1		(1)	—	—	—	(18)	—	—	346	—	—
Other	326	(1)		(1)	—	—	—	(9)	—	—	315	—	(2)
Total available-for-sale securities	$822	$—	(6)(7)	$1	$—	$—	$—	$(28)	$—	$40	$835	$—	$1

Mortgage loans	$770	$14	(5)(6)	$—	$—	$(27)	$—	$(35)	$(41)	$45	$726	$10	$—
Net derivatives	183	21	(5)	—	—	—	—	(6)	—	—	198	15	—
Long-term debt:
Of Fannie Mae:
Senior floating	(398)	(24)		—	—	—	—	—	—	—	(422)	(24)	—
Of consolidated trusts	(102)	(3)		—	—	—	(2)	6	20	(7)	(88)	(1)	—
Total long-term debt	$(500)	$(27)	(5)	$—	$—	$—	$(2)	$6	$20	$(7)	$(510)	$(25)	$—

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2019(1)
	Balance, December 31, 2018	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$32	$5		$—	$77	$(14)	$—	$(16)	$(31)	$69	$122	$4	$—
Other agency	—	—		—	—	—	—	—	—	2	2	—	—
Private-label and other mortgage securities	1	—		—	—	—	—	(1)	—	—	—	—	—
Total trading securities	$33	$5	(5)(6)	$—	$77	$(14)	$—	$(17)	$(31)	$71	$124	$4	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$152	$—		$9	$—	$—	$—	$(8)	$(103)	$124	$174	$—	$8
Alt-A and subprime private-label securities	24	5		(5)	—	(23)	—	(1)	—	—	—	—	—
Mortgage revenue bonds	434	1		(2)	—	(4)	—	(83)	—	—	346	—	(1)
Other	342	11		(11)	—	—	—	(26)	(2)	1	315	—	(9)
Total available-for-sale securities	$952	$17	(6)(7)	$(9)	$—	$(27)	$—	$(118)	$(105)	$125	$835	$—	$(2)

Mortgage loans	$937	$45	(5)(6)	$—	$—	$(40)	$—	$(105)	$(228)	$117	$726	$28	$—
Net derivatives	194	139	(5)	—	—	—	—	(126)	(9)	—	198	39	—
Long-term debt:
Of Fannie Mae:
Senior floating	(351)	(71)		—	—	—	—	—	—	—	(422)	(71)	—
Of consolidated trusts	(201)	(7)		—	—	—	(2)	16	189	(83)	(88)	(3)	—
Total long-term debt	$(552)	$(78)	(5)	$—	$—	$—	$(2)	$16	$189	$(83)	$(510)	$(74)	$—

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2018
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2018(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2018(1)
	Balance, June 30, 2018	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$79	$(3)		$—	$—	$—	$—	$—	$—	$—	$76	$2	$—
Private-label and other mortgage securities	1	—		—	—	—	—	—	—	—	1	—	—
Total trading securities	$80	$(3)	(5)(6)	$—	$—	$—	$—	$—	$—	$—	$77	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$204	$—		$(1)	$—	$—	$—	$(3)	$—	$—	$200	$—	$(1)
Alt-A and subprime private-label securities	26	—		—	—	—	—	(2)	—	—	24	—	—
Mortgage revenue bonds	506	1		(3)	—	(4)	—	(36)	—	—	464	—	(2)
Other	357	7		(7)	—	—	—	(9)	—	—	348	—	(6)
Total available-for-sale securities	$1,093	$8	(6)(7)	$(11)	$—	$(4)	$—	$(50)	$—	$—	$1,036	$—	$(9)

Mortgage loans	$1,018	$7	(5)(6)	$—	$—	$—	$—	$(47)	$(44)	$31	$965	$2	$—
Net derivatives	117	(18)	(5)	—	—	—	—	(1)	—	—	98	(27)	—
Long-term debt:
Of Fannie Mae:
Senior floating	(354)	7		—	—	—	—	—	—	—	(347)	7	—
Of consolidated trusts	(319)	2		—	—	—	—	4	172	(22)	(163)	—	—
Total long-term debt	$(673)	$9	(5)	$—	$—	$—	$—	$4	$172	$(22)	$(510)	$7	$—

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2018
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2018(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2018(1)
	Balance, December 31, 2017	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$971	$163		$—	$1	$(1,060)	$—	$—	$—	$1	$76	$2	$—
Other agency	35	(1)		—	—	—	—	(1)	(33)	—	—	—	—
Private-label and other mortgage securities	195	(85)		—	—	—	—	(5)	(104)	—	1	—	—
Total trading securities	$1,201	$77	(5)(6)	$—	$1	$(1,060)	$—	$(6)	$(137)	$1	$77	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$208	$1		$(1)	$—	$—	$—	$(8)	$—	$—	$200	$—	$(1)
Alt-A and subprime private-label securities	77	—		(45)	—	—	—	(4)	(4)	—	24	—	1
Mortgage revenue bonds	671	1		(6)	—	(22)	—	(180)	—	—	464	—	(3)
Other	357	21		1	—	—	—	(31)	—	—	348	—	3
Total available-for-sale securities	$1,313	$23	(6)(7)	$(51)	$—	$(22)	$—	$(223)	$(4)	$—	$1,036	$—	$—

Mortgage loans	$1,116	$35	(5)(6)	$—	$—	$—	$—	$(174)	$(131)	$119	$965	$17	$—
Net derivatives	134	(104)	(5)	—	—	—	—	15	53	—	98	(56)	—
Long-term debt:
Of Fannie Mae:
Senior floating	(376)	29		—	—	—	—	—	—	—	(347)	29	—
Of consolidated trusts	(582)	9		—	—	—	1	35	503	(129)	(163)	(3)	—
Total long-term debt	$(958)	$38	(5)	$—	$—	$—	$1	$35	$503	$(129)	$(510)	$26	$—

(1)
Gains (losses) included in other comprehensive loss are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in our condensed consolidated statements of operations and comprehensive income.

(2)
Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts. For the nine months ended September 30, 2018, this includes the dissolution of a Fannie Mae-wrapped private-label securities trust.

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(5)	Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

(6)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	96

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

	Fair Value Measurements as of September 30, 2019
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$124	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$118	Consensus
	56	Various
Total agency	174
Mortgage revenue bonds	232	Single Vendor	Spreads(bps)	22.5	-	204.5	70.3
	114	Various
Total mortgage revenue bonds	346
Other	274	Discounted Cash Flow	Default Rate(%)	0.8			0.8
			Prepayment Speed(%)	8.7			8.7
			Severity(%)	84.0			84.0
			Spreads(bps)	77.5	-	300.0	299.4
	41	Various
Total other	315
Total available-for-sale securities	$835
Net derivatives	$183	Dealer Mark
	15	Various
Total net derivatives	$198

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2018
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
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

(2)	Unobservable inputs were weighted by the relative fair value of the instruments.

(3)	Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Fair Value

In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of September 30, 2019 or December 31, 2018 that were measured at fair value on a nonrecurring basis. We held $620 million and $91 million in Level 2 assets as of September 30, 2019 and December 31, 2018, respectively, comprised of mortgage loans held for sale and mortgage loans held for investment that were individually impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2019	December 31, 2018
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$2,067	$631
	Single Vendor	780	1,119
	Various	1	—
Total mortgage loans held for sale, at lower of cost or fair value		2,848	1,750

Single-family mortgage loans held for investment, at amortized cost	Internal Model	543	818
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	70	102
	Various	13	40
Total multifamily mortgage loans held for investment, at amortized cost		83	142
Acquired property, net:(1)
Single-family	Accepted Offers	100	151
	Appraisals	386	419
	Walk Forwards	190	181
	Internal Model	152	219
	Various	32	41
Total single-family		860	1,011
Multifamily	Various	—	50
Total nonrecurring assets at fair value		$4,334	$3,771

(1)
The most commonly used techniques in our valuation of acquired property are a proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of September 30, 2019, these methodologies comprised approximately 83% of our valuations, while accepted offers comprised approximately 13% of our valuations. Based on the number of properties measured as of December 31, 2018, these methodologies comprised approximately 82% of our valuations, while accepted offers comprised approximately 15% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2018 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the nine months ended September 30, 2019.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	99

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

	As of September 30, 2019
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$64,498	$51,623	$12,875	$—	$—	$64,498
Federal funds sold and securities purchased under agreements to resell or similar arrangements	23,176	—	23,176	—	—	23,176
Trading securities	44,206	36,016	8,066	124	—	44,206
Available-for-sale securities	2,690	—	1,855	835	—	2,690
Mortgage loans held for sale	12,289	—	4,783	8,672	—	13,455
Mortgage loans held for investment, net of allowance for loan losses	3,301,847	—	3,241,129	134,732	—	3,375,861
Advances to lenders	6,937	—	6,935	2	—	6,937
Derivative assets at fair value	472	—	1,909	226	(1,663)	472
Guaranty assets and buy-ups	149	—	—	319	—	319
Total financial assets	$3,456,264	$87,639	$3,300,728	$144,910	$(1,663)	$3,531,614

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$1,125	$—	$1,125	$—	$—	$1,125
Short-term debt:
Of Fannie Mae	35,812	—	35,818	—	—	35,818
Long-term debt:
Of Fannie Mae	177,710	—	186,489	847	—	187,336
Of consolidated trusts	3,248,336	—	3,273,846	33,667	—	3,307,513
Derivative liabilities at fair value	595	—	2,866	28	(2,299)	595
Guaranty obligations	161	—	—	102	—	102
Total financial liabilities	$3,463,739	$—	$3,500,144	$34,644	$(2,299)	$3,532,489

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2018
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$49,423	$34,073	$15,350	$—	$—	$49,423
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,938	—	32,938	—	—	32,938
Trading securities	41,867	35,502	6,332	33	—	41,867
Available-for-sale securities	3,429	—	2,477	952	—	3,429
Mortgage loans held for sale	7,701	—	238	7,856	—	8,094
Mortgage loans held for investment, net of allowance for loan losses	3,241,694	—	2,990,104	216,404	—	3,206,508
Advances to lenders	3,356	—	3,354	2	—	3,356
Derivative assets at fair value	458	—	2,515	209	(2,266)	458
Guaranty assets and buy-ups	147	—	—	356	—	356
Total financial assets	$3,381,013	$69,575	$3,053,308	$225,812	$(2,266)	$3,346,429

Financial liabilities:
Short-term debt:
Of Fannie Mae	$24,896	$—	$24,901	$—	$—	$24,901
Long-term debt:
Of Fannie Mae	207,178	—	211,403	771	—	212,174
Of consolidated trusts	3,159,846	—	3,064,239	39,043	—	3,103,282
Derivative liabilities at fair value	777	—	3,077	15	(2,315)	777
Guaranty obligations	160	—	—	121	—	121
Total financial liabilities	$3,392,857	$—	$3,303,620	$39,950	$(2,315)	$3,341,255

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

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Fair Value

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	September 30, 2019			December 31, 2018
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$8,183	$6,041	$22,719	$8,922	$6,826	$23,753
Unpaid principal balance	7,866	5,541	20,380	8,832	6,241	22,080

(1)
Includes nonaccrual loans with a fair value of $127 million and $161 million as of September 30, 2019 and December 31, 2018, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2019 and December 31, 2018 was $11 million and $19 million, respectively. Includes loans that are 90 days or more past due with a fair value of $76 million and $102 million as of September 30, 2019 and December 31, 2018, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2019 and December 31, 2018 was $9 million and $14 million, respectively.

Changes in Fair Value under the Fair Value Option Election
We recorded gains of $95 million and $334 million for the three and nine months ended September 30, 2019, respectively, and losses of $63 million and $239 million for the three and nine months ended September 30, 2018, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $245 million and $797 million for the three and nine months ended September 30, 2019, respectively, and gains of $128 million and $629 million for the three and nine months ended September 30, 2018, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

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
On May 21, 2018, a plaintiff in a non-class action case, Angel v. Federal Home Loan Mortgage Corporation, filed a complaint for declaratory relief and compensatory damages against Fannie Mae (including certain members of its Board of Directors), Freddie Mac (including certain members of its Board of Directors) and FHFA, as conservator, in the U.S. District Court for the District of Columbia. Plaintiff in that case asserts claims for breach of contract, breach of implied covenants of good faith and fair dealing, and aiding and abetting the federal government in avoiding an alleged implicit guarantee of dividend payments. On March 6, 2019, the court granted defendants’ motion to dismiss and on March 18, 2019, plaintiff moved to alter or amend the judgment and to file an amended complaint. On May 24, 2019, the court denied this motion. On June 19, 2019, plaintiff filed a notice of appeal of the court’s dismissal and related orders with the U.S. Court of Appeals for the District of Columbia Circuit.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Fannie Mae (In conservatorship) Third Quarter 2019 Form 10-Q	103

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2019, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2019 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2019 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2019 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2019 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2019 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2019 (“Third Quarter 2019 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2019 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Third Quarter 2019 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2019 Form 10-Q and had no objection to our filing the Third Quarter 2019 Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since June 30, 2019 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Treasury Cash Management System
In July 2019, we consolidated our treasury systems used for cash activities, liquidity management and bank account administration into a fully integrated new treasury cash management system. In connection with this implementation and related business process changes, we redesigned or replaced multiple existing controls that were previously considered effective with new or modified controls and, in some cases, removed controls that are no longer applicable. We will continue to monitor and test these new and modified controls for adequate design and operating effectiveness. This new system was

Fannie Mae Third Quarter 2019 Form 10-Q	104

Controls and Procedures

operating during the third quarter of 2019 and was used to prepare our third quarter 2019 condensed consolidated financial statements included in this report.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2018 Form 10-K, our First Quarter 2019 Form 10-Q and our Second Quarter 2019 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. Some of the lawsuits also challenge the constitutionality of FHFA’s structure. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending or were terminated after June 30, 2019 are as follows:
District of Columbia. Fannie Mae is a defendant in three cases pending in the U.S. District Court for the District of Columbia—a consolidated putative class action and two additional cases. In all three cases, Fannie Mae and Freddie Mac stockholders filed amended complaints on November 1, 2017 against us, FHFA as our conservator and Freddie Mac. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in these cases, except for their claims for breach of an implied covenant of good faith and fair dealing, and on May 16, 2019, the court denied defendants’ motion for partial reconsideration. In a fourth case that was filed in the U.S. District Court for the District of Columbia on May 21, 2018, the court granted defendants’ motion to dismiss on March 6, 2019, and on March 18, 2019, plaintiff moved to alter or amend the judgment and to file an amended complaint. On May 24, 2019, the court denied this motion. On June 19, 2019, plaintiff filed a notice of appeal of the court’s dismissal and related orders with the U.S. Court of Appeals for the District of Columbia Circuit. All four cases are described in “Note 13, Commitments and Contingencies.”
Southern District of Texas. On October 20, 2016, preferred and common stockholders filed a complaint against FHFA and Treasury in the U.S. District Court for the Southern District of Texas. On May 22, 2017, the court dismissed the case. On September 6, 2019, the U.S. Court of Appeals for the Fifth Circuit, sitting en banc, affirmed the district court’s dismissal of claims against Treasury, but reversed the dismissal of claims against FHFA. The court held that plaintiffs could pursue their claim that FHFA exceeded its statutory powers as conservator when it implemented the net worth sweep provisions of the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act that insulates the FHFA Director from removal without cause violates constitutional separation of powers principles and, thus, that the FHFA Director may be removed by the president for any reason. The court held that the appropriate remedy for this violation is to declare the provision severed from the statute. Plaintiffs have requested that the Supreme Court review the constitutional claim, arguing that the relief granted by Fifth Circuit is insufficient, and the government has requested review of the decision to allow the plaintiffs’ statutory claims to go forward.
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

Fannie Mae Third Quarter 2019 Form 10-Q	105

Other Information

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
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2018 Form 10-K. This section supplements and updates that discussion but does not repeat all of the risk factors described in our 2018 Form 10-K. Also refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2018 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
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
GSE and Conservatorship Risk
The future of our company is uncertain.
There continues to be significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, how long we will be in conservatorship, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship. The conservatorship is indefinite in duration and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Our conservatorship could terminate through a receivership. Termination of the conservatorship, other than in connection with a receivership, requires Treasury’s consent under the senior preferred stock purchase agreement.
On September 5, 2019, Treasury released its plan to reform the housing finance system. The Treasury plan, which is described in “MD&A—Legislation and Regulation—Housing Finance Reform,” is far-reaching in scope and could have a significant impact on our structure, our role in the secondary mortgage market, our capitalization, our business and our competitive environment. For example:

•
Some of the recommendations in the Treasury plan, if implemented, could significantly restrict our business activities, increase the competition we face, affect the credit risk of our mortgage acquisitions, affect our pricing, impose additional requirements on our business, increase our costs or have other impacts that could negatively affect our financial results and condition. For example, the plan includes recommendations that we and Freddie Mac should each be required to operate a cash window for smaller lenders, should be prohibited from offering volume-based pricing discounts or similar incentives, and should be required to maintain a nationwide presence.

•
The Treasury plan also contains recommendations for administrative and legislative reforms to limit our single-family activities and restrict our multifamily footprint. The plan recommends that FHFA assess whether each of our current single-family products, services and other activities, including our support for cash-out refinancings, investor loans, and higher principal balance loans, should continue to benefit from support under our senior preferred stock purchase agreement. It also recommends that FHFA and Treasury consider amendments to the senior preferred stock purchase agreement to further limit the type and volume of multifamily loans we guarantee.

•
Regulatory capital requirements that become applicable to us as contemplated by the Treasury plan, depending on their terms, may substantially constrain our business and activities or adversely affect our financial results. For example, if the final capital rule requires us to hold more capital than FHFA’s proposed capital framework, we may be required to increase our pricing or take other actions to maintain appropriate risk-adjusted returns, which may in turn adversely affect our competitive position and financial results. This effect may be more pronounced in a stressed economic environment.

•
While the Treasury plan contemplates FHFA ending our conservatorship, implementing the plan will take time and a great deal of effort, and a number of factors may keep us from meeting the preconditions for exiting conservatorship, otherwise prevent our exiting conservatorship, or delay any exit from conservatorship as contemplated under the plan, including the following:

◦	we may be unable to retain or raise sufficient capital;

◦	we may be unable to meet additional requirements FHFA determines are necessary for us to operate in a safe and sound manner;

◦	possible future changes in leadership at FHFA or the Administration may result in changes in FHFA’s or Treasury’s willingness to pursue the administrative reform recommendations in the Treasury plan;

◦	legislation may pass that prevents the Treasury plan from being implemented;

◦	our exit from conservatorship may be delayed because we need to address operational challenges or the loss of regulatory exemptions or protections resulting from an exit from conservatorship.

•
The Treasury plan indicates one potential approach to recapitalizing us would be to place us in receivership to facilitate a restructuring of our capital structure. In the event of such a receivership, existing holders of our preferred and common stock would have no further ownership interest in us.

We expect the Administration, FHFA and Congress to continue to consider housing finance reform, which could result in significant changes in our structure and role in the future, as well as other changes to our business and competitive environment.
In addition to or in connection with the recommendations set forth in the Treasury plan, Congress, FHFA or other agencies may consider legislation, regulation or administrative actions aimed at increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury, constraining our business operations, or subjecting us to new obligations that could impose substantial burdens or adversely affect our results of operations or financial condition. We cannot predict the timing or final content of housing finance reform legislation or other legislation, regulations or administrative actions related to our activities, nor can we predict the impact any such enacted legislation, regulations or administrative actions would have on our business and financial condition.
We may not have sufficient capital reserves to avoid a net worth deficit if we experience comprehensive losses in the future. If we have a net worth deficit in a future quarter, we will be required to draw funds from Treasury to avoid being placed into receivership.
The recently amended dividend provisions of the senior preferred stock permit us to retain only up to $25 billion as capital reserves, provided our conservator directs us to declare and pay senior preferred stock dividends that become payable in the future. As of September 30, 2019, our net worth was only $10.3 billion. As a result, we may not have sufficient capital reserves to avoid a net worth deficit if we have comprehensive losses in the future.
For any quarter for which we have a net worth deficit, we would need to draw funds from Treasury under the senior preferred stock purchase agreement to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $113.9 billion. If we were to draw additional funds from Treasury under the agreement with respect to a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. Accordingly, if we experience multiple quarters of net worth deficits, the amount of remaining funding available under the senior preferred stock purchase agreement could be significantly reduced from its current level.
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

Fannie Mae Third Quarter 2019 Form 10-Q	106

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

•	As our conservator, FHFA has the authority to approve the terms and amount of our executive compensation, and may require us to make changes to our executive compensation program. For example:

◦	In August 2019, FHFA directed us, for so long as we are in conservatorship, to:

▪
increase the mandatory deferral period for at-risk deferred salary received by senior vice presidents and above from one year to two years, effective January 1, 2022 for executives hired before January 1, 2020 and effective January 1, 2020 for executives hired on or after January 1, 2020; and

▪	limit base salaries for all of our employees to $600,000. (We do not currently pay any of our employees, including our named executive officers, a base salary of more than $600,000.)

◦
In September 2019, FHFA directed us to submit for conservator decision any compensation arrangement for a newly hired employee where the proposed total target direct compensation is $600,000 or above, or any increase in total target direct compensation for an existing employee where the proposed total target direct compensation is $600,000 or above. This directive became effective in October 2019 and continues for so long as we are in conservatorship.

•
The terms of our senior preferred stock purchase agreement with Treasury contain specified restrictions relating to compensation, including a prohibition on selling or issuing equity securities without Treasury’s prior written consent, which effectively eliminates our ability to offer equity-based compensation to our employees.

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
Our business activities are significantly affected by the conservatorship and the senior preferred stock purchase agreement and could be significantly impacted by Treasury’s September 2019 Housing Reform Plan.
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

Fannie Mae Third Quarter 2019 Form 10-Q	107

Other Information

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
Because we are under the control of our conservator, our business objectives may not be consistent with the investment objectives of our investors. We are devoting significant resources to meeting FHFA’s goals for our conservatorship and expect to continue to do so. We may be required by our conservator to engage in activities that are operationally difficult, costly to implement or unprofitable, or that may adversely affect our financial results or the credit risk profile of our book of business. In addition, actions we take to meet FHFA’s strategic goals and objectives for our conservatorship could adversely affect our financial results. FHFA has changed our business objectives significantly since we entered conservatorship and could make additional changes at any time, any of which could materially affect our results of operations and financial condition.
Even if we are released from conservatorship, we remain subject to the terms of the senior preferred stock purchase agreement, senior preferred stock and warrant, which can only be canceled or modified with the consent of Treasury. Moreover, restrictions on our business and activities imposed by the terms of the senior preferred stock and the senior preferred stock purchase agreement may be applied to us through regulation or legislation even if we cease to be subject to these agreements and instruments. The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets except in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; incur indebtedness that would result in our aggregate indebtedness exceeding $300 billion; or seek or permit the termination of our conservatorship (other than in connection with receivership). In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Pursuant to the senior preferred stock purchase agreement, the amount of mortgage assets that we may own is limited to $250 billion. In addition, FHFA has directed that we further cap our mortgage assets at $225 billion.
Given FHFA’s control over Fannie Mae as our conservator and its authority as our regulator, and given the restrictions and obligations that apply to Fannie Mae as a result of our senior preferred stock purchase agreement with Treasury, the senior preferred stock and the warrant, possible future changes in leadership at FHFA or the Administration could result in significant changes in our goals, our business and our financial results.
As described in “MD&A—Legislation and Regulation” in this report, Treasury recently released its plan to reform the housing finance system. The Treasury plan includes recommendations for administrative reforms that would impose additional restrictions on our business activities, including further limits on the size of our retained mortgage portfolio and potential limits on our current products, services, and other single-family activities and on our multifamily footprint. Our letter agreement with Treasury of September 27, 2019, contemplates the negotiation and execution of an amendment to the senior preferred stock purchase agreement to adopt covenants broadly consistent with these recommendations. Limitations on our business activities could restrict our potential sources of revenue, impose additional costs on us, negatively impact our ability to compete, or otherwise negatively affect our business, results and financial condition.
Actions taken by the conservator, the restrictions set forth in the senior preferred stock purchase agreement, including those contemplated by the letter agreement with Treasury, and some of the recommendations in the Treasury plan, if implemented, could adversely affect our business, results of operations, financial condition, liquidity and net worth.
A number of lawsuits have been filed against the U.S. government relating to the senior preferred stock purchase agreement and the conservatorship. See “Note 13, Commitments and Contingencies” and “Legal Proceedings” for a description of these lawsuits. These lawsuits, and actions Treasury or FHFA may take in response to these lawsuits, could have a material impact on our business.
We may undertake efforts that adversely affect our business, results of operations, financial condition, liquidity and net worth.
In conservatorship our business has not been managed with a strategy to maximize shareholder returns while fulfilling our mission. In pursuit of FHFA’s previous strategic goals for our conservatorship, which are described in our 2018 Form 10-K in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Housing Finance Reform—Conservator Developments and Strategic Goals,” we have been taking a variety of actions that could adversely affect our economic returns, possibly significantly, such as modifying loans to help struggling borrowers; expanding our underwriting and eligibility requirements to increase access to mortgage credit; increasing our use of credit risk transfer transactions, which effectively reduces the guaranty fee income we retain on the covered loans; and issuing structured securities backed by Freddie Mac-issued securities. On October 28, 2019, FHFA released new strategic goals and key priorities for our conservatorship, which are discussed in “MD&A—Legislation and Regulation—New FHFA Strategic Plan for Conservatorships and 2020 Scorecard.” Efforts we take in support of our conservator’s new or future goals may have short- and long-term adverse effects on our business and competitive position, results of operations, financial condition, liquidity and net worth.

Fannie Mae Third Quarter 2019 Form 10-Q	108

Other Information

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
We are also required by the GSE Act to undertake efforts in support of the housing market that could adversely affect our financial results and condition. For example, we are subject to housing goals under the GSE Act that require that a portion of the mortgage loans we acquire must be for low- and very low-income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. In addition, in December 2016, FHFA issued a final rule to implement our new duty to serve very low-, low- and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation and rural areas. We may take actions to meet our housing goals and duty to serve obligations that could adversely affect our profitability. For example, we may acquire loans that offer lower expected returns on our investment than our other loan acquisitions and that may potentially increase our credit losses and credit-related expenses. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Business—Charter Act and Regulation—GSE Act and Other Regulation” in our 2018 Form 10-K for more information on our housing goals and duty to serve underserved markets.
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
Our profits directly increase the liquidation preference on Treasury’s senior preferred stock and, once they exceed our capital reserve amount, will be payable to Treasury as dividends. The senior preferred stock ranks senior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference (which includes any accumulated but unpaid dividends), before any distribution is made to the holders of our common stock or other preferred stock. The liquidation preference on the senior preferred stock was $127.2 billion as of September 30, 2019. Effective September 30, 2019, the liquidation preference of the senior preferred stock increases at the end of each quarter by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter, until such time as the liquidation preference has increased by $22 billion. The liquidation preference would increase further if we draw on Treasury’s funding commitment with respect to any future quarters or if we do not pay dividends owed on the senior preferred stock. If we are liquidated, it is uncertain that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.
Pursuant to the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds the $25 billion capital reserve amount.
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
The senior preferred stock purchase agreement, senior preferred stock and warrant can only be canceled or modified with the consent of Treasury. For additional description of the conservatorship and our agreements with Treasury, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2018 Form 10-K and “MD&A—Legislation and Regulation—Housing Finance Reform” in this report.

Fannie Mae Third Quarter 2019 Form 10-Q	109

Other Information

The issuance of UMBS and structured securities backed by Freddie Mac-issued securities may have an adverse effect on the liquidity or market value of our MBS. The issuance of UMBS and our reliance on the common securitization platform also increase our counterparty credit risk and operational risk.
On June 3, 2019, we and Freddie Mac began issuing UMBS. We also began using the common securitization platform operated by CSS to perform certain aspects of the securitization process for our single-family Fannie Mae MBS issuances beginning in May 2019. The issuance of UMBS and use of the common securitization platform represent significant changes for the mortgage market and for our securitization operations and business.
Historically, single-family Fannie Mae MBS had a trading advantage over comparable Freddie Mac single-family mortgage-backed securities. The Single Security Initiative has eliminated this trading advantage. We believe this has contributed, and will continue to contribute, to competitive pressure on our single-family guaranty fee pricing.
Uncertainty in connection with UMBS could contribute to declines in the liquidity or market value of Fannie Mae MBS or otherwise adversely affect our financial condition or results of operations. FHFA adopted a rule to align Fannie Mae and Freddie Mac programs, policies and practices that affect the prepayment rates of TBA-eligible mortgage-backed securities. However, these alignment efforts may not be successful and the prepayment rates on Fannie Mae-issued UMBS and Freddie Mac-issued UMBS could diverge. If investors stop accepting the fungibility of Fannie Mae-issued UMBS and Freddie Mac-issued UMBS, or if investors prefer Freddie Mac-issued UMBS over Fannie Mae-issued UMBS, it could adversely affect the volume of our UMBS issuances and the liquidity and market value of Fannie Mae MBS, which could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations.
The continued support of FHFA, Treasury, the Securities Industry and Financial Markets Association, and certain other regulatory bodies is critical to the success of the Single Security Initiative. If any of these entities were to cease its support, the liquidity and market value of Fannie Mae-issued UMBS could be adversely affected. Furthermore, if either we or Freddie Mac exit conservatorship in the future, it is unclear whether our and Freddie Mac’s programs, policies and practices in support of UMBS and resecuritizations of each other’s securities would be sustained.
The Single Security Initiative has also resulted in increased credit risk exposure and operational risk exposure to Freddie Mac. When we resecuritize Freddie Mac-issued UMBS or other Freddie Mac securities, our guaranty of principal and interest extends to the underlying Freddie Mac security. Our risk exposure to Freddie Mac is expected to increase as we issue more structured securities backed directly or indirectly by Freddie Mac-issued securities going forward. In the event Freddie Mac were to fail (for credit or operational reasons) to make a payment due on its securities underlying a Fannie Mae-issued structured security, we would be obligated under our guaranty to fund any shortfall and make the entire payment on the related Fannie Mae-issued structured security on that payment date. Our pricing does not currently reflect any incremental credit, liquidity or operational risk associated with our guaranty of resecuritized Freddie Mac securities. As a result, any failure by Freddie Mac to meet its obligations under the terms of its securities that back structured securities we issue could have a material adverse effect on our earnings and financial condition, and we could be dependent on Freddie Mac and on the senior preferred stock purchase agreements that we and Freddie Mac each have with Treasury to avoid a liquidity event or a default under our guaranty.
The implementation of the Single Security Initiative created significant interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac. Accordingly, the market value of single-family Fannie Mae MBS could be affected by events relating to Freddie Mac, even if those events do not directly relate to Fannie Mae or Fannie Mae MBS. For example, any actual or perceived change in Freddie Mac’s financial performance or condition, mortgage credit quality, or systems and data reliability could adversely affect the market value of single-family Fannie Mae MBS. Similarly, any disruption in Freddie Mac’s securitization activities or any adverse events affecting Freddie Mac’s significant mortgage sellers and servicers also could adversely affect the market value of single-family Fannie Mae MBS.
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

Fannie Mae Third Quarter 2019 Form 10-Q	110

Other Information

Credit Risk
We may suffer losses if borrowers are unable to obtain property or flood insurance, if their claims under insurance policies are not paid, or if they suffer property damage as a result of a hazard for which we do not require insurance.
In general, we require borrowers to obtain property insurance to cover the risk of damage to their homes resulting from hazards such as fire, wind and, for properties in a Special Flood Hazard Area, flooding. For flood insurance, borrowers generally rely on the National Flood Insurance Program (“NFIP”), which is due to expire on November 21, 2019. While Congress has passed a series of short-term extensions of NFIP since late 2017, if Congress does not extend or re-authorize the program again, the Federal Emergency Management Agency may not have sufficient funds to pay claims for flood damage, and borrowers may not be able to renew their flood insurance coverage or obtain new policies through the NFIP. In addition, the maximum limit of coverage available under NFIP for a single-family residential property is limited to $250,000, which may not be sufficient to cover all losses. If borrowers are unable to obtain property or flood insurance and suffer property damage, if their claims under insurance policies are not paid, or if they suffer property damage as a result of a hazard for which we do not require insurance, such as earthquake damage or flood damage on a property located outside a special flood hazard area, they may not pay their mortgage loans, which would negatively impact our credit losses and credit-related expenses.
Market and Industry Risk
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
Efforts are underway to identify and transition to a set of alternative reference rates. The transition may lead to disruption, including yield volatility on LIBOR-based securities. The Federal Reserve convened a group of private-market participants, known as the Alternative Reference Rate Committee (the “ARRC”), to identify a set of alternative U.S. dollar reference interest rates and an adoption plan for those alternative rates. We are a voting member of the ARRC and participate in its working groups. In 2017, the ARRC recommended an alternative reference rate referred to as the Secured Overnight Financing Rate (“SOFR”) and the Federal Reserve Bank of New York began publishing SOFR in 2018. However, SOFR is calculated based on different criteria than LIBOR. Accordingly, SOFR and LIBOR may diverge, particularly in times of macroeconomic stress. Since the initial publication of SOFR in 2018, daily changes in SOFR have at times been more volatile than daily changes in comparable benchmark or market rates, and SOFR may be subject to direct influence by activities of the Federal Reserve and the Federal Reserve Bank of New York in ways that other rates may not be. For example, at the direction of the Federal Reserve, in late September 2019, the Federal Reserve Bank of New York began conducting a series of overnight and term repurchase agreement (“repo”) operations to help maintain the federal funds rate within a target range. In October 2019, the Federal Reserve Bank of New York announced that this activity would continue at least through January 2020. These activities directly impact prevailing SOFR rates.
We continue to analyze potential risks associated with the LIBOR transition, including financial, operational, legal, reputational and compliance risks. We have created an enterprise program office focused on this transition, including identifying and monitoring our exposure to LIBOR, updating our infrastructure (including models and systems) to prepare for the transition, and monitoring the market adoption of alternative reference rates and industry-standard contractual fallback provisions.
While many of our LIBOR-indexed financial instruments allow us to take discretionary action to select an alternative reference rate if LIBOR is discontinued, our use of an alternative reference rate may be subject to legal challenges. There is considerable uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments. This uncertainty could result in disputes and litigation with counterparties and borrowers surrounding the implementation of alternative reference rates in our financial instruments that reference LIBOR. If LIBOR ceases or changes in a manner that causes regulators or market participants to question its viability, financial instruments indexed to LIBOR could experience disparate outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and a host of other factors. There can be no assurance that legislative or regulatory actions will dictate what happens if LIBOR ceases or is no longer viable, or what those actions might be. In addition, while the ARRC was created to ensure a successful transition from LIBOR, there can be no assurance that the ARRC will endorse practices that create a smooth transition and minimize value transfers between market participants, or that its endorsed practices will be broadly adopted by market participants. Divergent industry or market participant actions could result after LIBOR is no longer available or viable. It is uncertain what effect any divergent industry practices will have on the performance of financial instruments, including those that we own or have issued. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments. The LIBOR transition could result in our paying higher interest rates on our current LIBOR-indexed obligations, adversely affect the yield on and fair value of the loans and securities we hold or guarantee that reference LIBOR, and increase the costs of or affect our ability to effectively use derivative instruments to manage interest rate risk.
In addition, we cannot anticipate how long it will take to develop the systems and processes necessary to adopt SOFR or other benchmark replacements, which may delay and contribute to uncertainty and volatility surrounding the LIBOR transition.

Fannie Mae Third Quarter 2019 Form 10-Q	111

Other Information

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
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. In October 2017, the Federal Reserve initiated a balance sheet normalization program to reduce its holdings of Treasury securities and mortgage-backed securities. While the Federal Reserve stopped the run-off of U.S. Treasury securities from its portfolio in September 2019, it continued to allow its mortgage-backed securities to run-off, replacing the principal balance with U.S. Treasuries and thus holding the portfolio constant. This may create upward pressure on mortgage interest rates and reduce demand for mortgage-backed securities, which could adversely affect our business, results of operations, financial condition, liquidity and net worth.
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

Fannie Mae Third Quarter 2019 Form 10-Q	112

Other Information

Our business and results may be adversely affected by changes in the CFPB’s “ability-to-repay” rule to replace the “qualified mortgage patch,” pursuant to which a special class of conventional mortgage loans are considered “qualified mortgages” under the Truth in Lending Act if they (1) meet certain qualified mortgage requirements generally and (2) are eligible for sale to Fannie Mae or Freddie Mac. The qualified mortgage patch is scheduled to expire on the earlier of January 10, 2021 or when Fannie Mae and Freddie Mac cease to be in conservatorship or receivership. In July 2019, the CFPB issued an advance notice of proposed rulemaking relating to the expiration of the qualified mortgage patch, and in September 2019, in the Treasury plan, Treasury recommended that the CFPB establish a bright-line safe harbor to replace the qualified mortgage patch. Although the ability-to-repay rule does not apply directly to us, the rule applies to the lenders from which we acquire single-family mortgage loans. And because FHFA has directed that Fannie Mae and Freddie Mac shall only acquire loans that are qualified mortgages under the ability-to-repay rule, changes in the rule may reduce the number of loans that are eligible for delivery to us, and may increase the competition we face for the acquisition and guaranty of such loans.
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
The actions of Treasury, the Commodity Futures Trading Commission, the SEC, the Federal Deposit Insurance Corporation, the Federal Reserve and international central banking authorities directly or indirectly impact financial institutions’ cost of funds for lending, capital-raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.
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

•
Designation as a systemically important financial institution. The Senate Committee on Banking, Housing, and Urban Affairs held a hearing in June 2019 on whether we should be regulated as a systemically important financial institution, which would result in our becoming subject to additional regulation and oversight by the Federal Reserve Board.

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

In addition, our business could be materially adversely affected by legislative and regulatory actions relating to housing finance reform or the financial services industry, or by legal or regulatory proceedings. We describe many of these actions and proceedings in these risk factors and in “Risk Factors” in our 2018 Form 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended September 30, 2019, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2019.
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

Fannie Mae Third Quarter 2019 Form 10-Q	113

Other Information

quarter exceeds $25 billion. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2018 Form 10-K and “MD&A—Legislation and Regulation—Letter Agreement with Treasury” in this report.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae Third Quarter 2019 Form 10-Q	114

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 25, 2019
3.2
Fannie Mae Bylaws, as amended through January 29, 2019 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 14, 2019.)

4.1	Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of September 30, 2019
4.2
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed October 1, 2019)

10.1
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed October 1, 2019)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104
Cover Page Interactive Data File* - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae Third Quarter 2019 Form 10-Q	115

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer

Date: October 31, 2019

By:	/s/ Celeste M. Brown
Celeste M. Brown Executive Vice President and Chief Financial Officer

Date: October 31, 2019

Fannie Mae Third Quarter 2019 Form 10-Q	116