Form 10-Q
period 2020-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2020-05-01
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2020, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2020 Form 10-Q	i

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
We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. The U.S. Department of the Treasury (“Treasury”) released a plan in September 2019 for housing finance reform (the “Treasury plan”) that includes recommendations related to ending our conservatorship. Congress and the Administration continue to consider options for reform of the housing finance system, including Fannie Mae. We are not permitted to retain more than $25 billion in capital reserves or to pay dividends or other distributions to stockholders other than Treasury. Our agreements with Treasury include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent developments relating to housing finance reform, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and “Risk Factors” in our 2019 Form 10-K and in this report.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2019 Form 10-K. You can find a “Glossary of Terms Used in This Report” in our 2019 Form 10-K.
Forward-looking statements in this report are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances, as we describe in “Forward-Looking Statements.” Future events and our future results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report and in our 2019 Form 10-K.
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States. Our revenues are primarily driven by guaranty fees we receive for managing the credit risk on loans underlying the mortgage-backed securities we issue. Our mission is to provide a stable source of liquidity to support housing in the U.S. for low- and moderate-income borrowers and renters. We operate in the secondary mortgage market, primarily working with lenders, who originate loans to borrowers. We do not originate loans or lend money directly to borrowers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS or our MBS); purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; manage mortgage credit risk; and engage in other activities that support access to credit and the supply of affordable housing.
Through our single-family and multifamily business segments, we provided $204.6 billion in liquidity to the mortgage market in the first quarter of 2020, which enabled the financing of approximately 854,000 home purchases, refinancings or rental units.
Fannie Mae Provided $204.6 Billion in Liquidity in the First Quarter of 2020

Unpaid Principal Balance	Units

$68.8B	256K Single-Family Home Purchases

$121.7B	439K Single-Family Refinancings

$14.1B	159K Multifamily Rental Units

Fannie Mae First Quarter 2020 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Summary of Our Financial Performance
The decrease in our net income in the first quarter of 2020, compared with the first quarter of 2019, was primarily driven by a shift from credit-related income to credit-related expense driven by the economic dislocation caused by the COVID-19 outbreak, partially offset by an increase in net interest income and a decrease in fair value losses. See “Consolidated Results of Operations” for more information on our financial results.
Net worth. Our net worth declined from $14.6 billion as of December 31, 2019 to $13.9 billion as of March 31, 2020. Although we had comprehensive income of $476 million for the first quarter of 2020, we had a charge of $1.1 billion to retained earnings due to our implementation of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments and related amendments (the “CECL standard”) on January 1, 2020, resulting in a $663 million decline in our net worth during the period. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance—The Current Expected Credit Loss Standard” for further details.
Changes in our net worth can be significantly impacted by market conditions that affect our net interest income; fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings; developments that affect our loss reserves, such as changes in interest rates, home prices or accounting standards, or events such as natural disasters or pandemics; and other factors, as we discuss in “Risk Factors” and “Consolidated Results of Operations” in our 2019 Form 10-K and in this report.
Financial performance. Our long-term financial performance will depend on many factors, including:
•the size of and our share of the U.S. mortgage market, which in turn will depend upon macroeconomic factors such as population growth, household formation and housing supply;
•borrower performance and changes in macroeconomic factors, including home prices and interest rates; and
•actions by FHFA, the Administration and Congress relating to our business and housing finance reform, including the capital requirements that will be applicable to us, our ongoing financial obligations to Treasury, potential restrictions on our activities and our business footprint, our competitive environment, and actions we are required to take to support borrowers or the mortgage market.
Quarterly fluctuations in acquisition volumes, market share, guaranty fees, or acquisition credit characteristics in any one period typically have limited impact on the size and stability of our conventional guaranty book of business and the associated revenue, profitability, and credit quality.
As described further in “COVID-19 Impact” and “Risk Factors,” the COVID-19 outbreak has significantly affected our financial performance and we expect that it will continue to do so. Given the unprecedented nature of the COVID-19 outbreak and the fast pace at which new developments relating to the outbreak are occurring, it is difficult to assess or predict the short-term or long-term effects of the outbreak on our financial performance.

Fannie Mae First Quarter 2020 Form 10-Q	2

MD&A | Executive Summary
Net Worth, Treasury Funding and Senior Preferred Stock Dividends
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008.
Under the terms of the senior preferred stock, we will not owe senior preferred stock dividends to Treasury until we have accumulated over $25 billion in net worth as of the end of a quarter. Accordingly, no dividends were payable to Treasury for the first quarter of 2020, and none are payable for the second quarter of 2020.
The charts below show information about our net worth, the remaining amount of Treasury’s funding commitment to us, senior preferred stock dividends we have paid Treasury and funds we have drawn from Treasury pursuant to its funding commitment.
(1)Aggregate amount of dividends we have paid to Treasury on the senior preferred stock from 2008 through March 31, 2020. Under the terms of the senior preferred stock purchase agreement, dividend payments we make to Treasury do not offset our draws of funds from Treasury.
(2)Aggregate amount of funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement from 2008 through March 31, 2020.
The aggregate liquidation preference of the senior preferred stock increased from $131.2 billion as of December 31, 2019 to $135.4 billion as of March 31, 2020 due to the increase in our net worth during the fourth quarter of 2019. Because our net worth did not increase during the first quarter of 2020, the aggregate liquidation preference of the senior preferred stock will remain at $135.4 billion as of June 30, 2020.
If we were to draw additional funds from Treasury under the senior preferred stock purchase agreement with respect to a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw, and the aggregate liquidation preference of the senior preferred stock would increase by the amount of our draw. For a description of the terms of the senior preferred stock purchase agreement and the senior preferred stock, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2019 Form 10-K.
Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock. Treasury has also made a commitment under the senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions. However, the U.S. government does not guarantee our securities or other obligations.

Fannie Mae First Quarter 2020 Form 10-Q	3

MD&A | Executive Summary
COVID-19 Impact
On March 11, 2020, the World Health Organization characterized COVID-19, a new respiratory disease caused by a novel coronavirus, as a pandemic, and on March 13, 2020, President Trump declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 outbreak in the United States has expanded in recent weeks, and has resulted in stay-at-home orders, school closures and widespread business shutdowns across the country. The COVID-19 outbreak had a significant impact on our business and financial results in the first quarter of 2020, and we expect that it will continue to do so. We provide a brief overview below of the economic impact of the outbreak, our response to the outbreak, and the outbreak's impact on our business and financial results, with references to where these items are discussed in more detail in this report. We also highlight below the many uncertainties relating to the impact of the COVID-19 outbreak.
Economic Impact
The COVID-19 outbreak has caused substantial financial market volatility in recent weeks and has significantly adversely affected both the U.S. and the global economy. The extensive shutdowns and other reductions in business activity across the country and globally have substantially increased unemployment levels. The federal government is taking many actions to reduce the negative economic impact of the COVID-19 outbreak. For example, the Federal Reserve has lowered the federal funds rate and is increasing its purchases of Treasury and mortgage-backed securities, purchasing corporate debt securities, and establishing and expanding liquidity facilities to support the flow of credit to consumers and businesses. In addition, the federal government has passed legislation increasing and expanding unemployment benefits, providing direct cash payments to eligible taxpayers, and allocating funds to assist businesses, states, and municipalities. However, the extent to which these actions will mitigate the short-term and long-term negative impacts of the COVID-19 outbreak on the U.S. economy and our business is unclear. The outbreak has already resulted in a contraction in U.S. gross domestic product (“GDP”) for the first quarter of 2020, and could result in a sustained drop in the level of U.S. economic activity.
We expect the COVID-19 outbreak to significantly negatively impact GDP, unemployment rates, and home price growth in 2020. See “Key Market Economic Indicators” for information on macroeconomic conditions during the first quarter of 2020 and our current forecasts regarding future macroeconomic conditions.
Fannie Mae Response
We are taking a number of actions to help borrowers, renters, lenders and servicers manage the negative impact of the COVID-19 outbreak, including providing forbearance to single-family and multifamily borrowers with COVID-19-related financial hardships, suspending foreclosure-related activities, providing lenders and servicers temporary flexibilities for certain of our Selling Guide and Servicing Guide requirements, and providing liquidity to lenders by purchasing loans through our whole loan conduit. See “Single-Family Business—Single-Family Mortgage Credit Risk Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management” for more information on the actions we are taking to help borrowers, renters, lenders and servicers in response to the COVID-19 outbreak. Also see “Legislation and Regulation” for a discussion of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains a number of provisions aimed at providing relief for borrowers and renters experiencing financial hardship caused by the COVID-19 outbreak that apply to the loans we guarantee, and for a discussion of a change to our Single-Family Servicing Guide to provide stability and clarity to mortgage servicers regarding their obligations to advance missed borrower payments.
We have also taken steps to protect the safety and resiliency of our workforce. We have required nearly all of our workforce to work remotely since mid-March and continue to assess when it will be safe for employees to return to the office. To date, our business resiliency plans and technology systems have effectively supported this company-wide telework arrangement.
Impact on our Business and Financial Results
The economic dislocation caused by the COVID-19 outbreak was the primary driver of the decline in our net income in the first quarter of 2020, as compared with the first quarter of 2019. We significantly increased our allowance for loan losses to reflect the loan losses we currently expect as a result of the outbreak, which resulted in substantial credit-related expenses for the quarter. We expect the impact of the outbreak to continue to negatively affect our financial results and contribute to lower net income in 2020 than in 2019. We could have a net loss in one or more future periods or possibly could have a net worth deficit that requires a draw from Treasury under the senior preferred stock purchase agreement. See “Consolidated Results of Operations,” “Single-Family Business” and “Multifamily Business” for more information on our financial results for the first quarter of 2020.
The volatile market conditions in recent weeks have also adversely affected our ability to issue credit risk transfer securities, as described in “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
Also see “Retained Mortgage Portfolio,” “Liquidity and Capital Management” and “Risk Management” for discussions of the impact of the COVID-19 outbreak on our business.

Fannie Mae First Quarter 2020 Form 10-Q	4

MD&A | Executive Summary
Risks and Uncertainties
Our current forecasts and expectations relating to the impact of the COVID-19 outbreak are subject to many uncertainties and may change, perhaps substantially. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; the nature and extent of the forbearance and modification options we offer borrowers affected by the outbreak; accounting elections and estimates relating to the impact of the COVID-19 outbreak; borrower and renter behavior in response to the outbreak and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the outbreak. See “Risk Factors” for a discussion of the risks to our business, financial results and financial condition relating to the COVID-19 outbreak. See “Forward-Looking Statements” for a discussion of factors that could cause actual conditions, events or results to differ materially from those described in our forecasts, expectations and other forward-looking statements in this report.
Legislation and Regulation

The information in this section updates and supplements information regarding legislative and regulatory developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Charter Act and Regulation” in our 2019 Form 10-K. Also see “Risk Factors” in this report and in our 2019 Form 10-K for discussions of risks relating to legislative and regulatory matters.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, referred to as the CARES Act, was enacted. The CARES Act is an economic stimulus bill that provides relief for individuals and businesses negatively affected by the COVID-19 outbreak. The CARES Act includes a number of provisions that apply to the loans we guarantee, including provisions requiring that our servicers:
•provide forbearance (that is, a temporary suspension of the borrower’s monthly mortgage payments) for up to 360 days upon the request of any single-family borrower experiencing a financial hardship caused by the COVID-19 outbreak, regardless of the borrower’s delinquency status and with no additional documentation required other than the borrower’s attestation to a financial hardship caused by the COVID-19 outbreak;
•provide forbearance for up to 90 days upon the request of any multifamily borrower experiencing a documented financial hardship due to the COVID-19 outbreak that was current on its payments as of February 1, 2020; during the forbearance period, multifamily borrowers may not evict tenants for nonpayment, issue notices to vacate, or charge fees for late payment of rent; and
•suspend foreclosures and foreclosure-related evictions for single-family properties through May 17, 2020, other than for vacant or abandoned properties.
The CARES Act also instituted a temporary moratorium through July 25, 2020 on tenant evictions for nonpayment of rent that applies to any single-family or multifamily property that secures a mortgage loan we own or guarantee.
See “Single-Family Business—Single-Family Mortgage Credit Risk Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management” for more information on the actions we are taking to provide forbearance and suspend foreclosures and evictions pursuant to the CARES Act, FHFA directives, and other legal requirements.
The CARES Act also allows financial institutions to elect temporary relief relating to the accounting for troubled debt restructurings (“TDRs”). The CARES Act provides that a financial institution may elect to suspend the TDR requirements under U.S. generally accepted accounting principles (“GAAP”) for certain loss mitigation activities, including forbearance and loan modifications, related to the COVID-19 pandemic that occur between March 1, 2020 through the earlier of December 31, 2020 or 60 days after the date on which the COVID-19 outbreak national emergency terminates, as long as the loan was not more than 30 days delinquent as of December 31, 2019. As described in “Note 1, Summary of Significant Accounting Policies,” we have elected this option for temporary TDR relief for COVID-19-related loss mitigation activities.
In addition to the requirements applicable to us, the CARES Act also contains many provisions designed to mitigate the negative economic impact of the COVID-19 outbreak. Some of these provisions may improve the ability of impacted borrowers to pay their mortgage loans and renters to pay their rent, including direct cash payments to eligible taxpayers below specified income limits, expanded unemployment insurance benefits and eligibility, and relief designed to prevent layoffs and business closures at small businesses.

Fannie Mae First Quarter 2020 Form 10-Q	5

MD&A | Legislation and Regulation
State and Local Government Responses to COVID-19
To slow the spread of the COVID-19 outbreak, many states and localities have issued stay-at-home orders requiring non-essential businesses to close. Across the nation, states are following different practices in determining which mortgage-related businesses, title companies, courts, county recording offices, and other such operations are essential and should remain open, which is contributing to uncertainty and delays in some mortgage refinances and originations.
Many states and localities are continuing to issue executive orders and propose legislation requiring mortgage forbearance, foreclosure and eviction moratoriums, and rent flexibilities. These executive orders and proposals vary significantly in duration and scope. Some of these orders and proposals provide borrower or renter relief that goes beyond the scope of the CARES Act. In addition, due to growing concern that renters will not be able to meet their monthly rental payments as the COVID-19 emergency continues, some states and localities are considering rent freezes or rent forgiveness during the emergency’s duration. Actions taken by federal, state or local lawmakers to provide additional relief to borrowers and renters during the COVID-19 outbreak, depending on their scope and whether and to what extent they apply to our business, could negatively affect our business and financial results.
FHFA Instructions on Servicer Advance Requirement and Loan Removal Policy
In April 2020, FHFA instructed us to reduce our single-family servicers’ current obligations to advance missed borrower payments to MBS trusts. Currently, for the majority of our single-family guaranty book of business, when borrowers do not pay their mortgages, our Single-Family Servicing Guide generally requires servicers to advance the missed scheduled principal and interest payments to MBS trusts for payment to MBS holders until the loans are purchased from the MBS trusts. Since we typically do not purchase loans from MBS trusts while they are in forbearance, this servicer payment obligation could continue for an extended period of time. To provide servicers with stability and clarity regarding their payment obligations and to align our servicer advance requirement with Freddie Mac, FHFA’s instructions require that, effective August 2020, we cease requiring servicers to advance missed scheduled principal and interest payments after four months of missed borrower payments on a loan. After this time, we will make the missed scheduled principal and interest payments to the MBS trust for payment to MBS holders so long as the loan remains in the MBS trust.
FHFA also issued an instruction in April 2020 requiring that loans subject to forbearance plans must remain in MBS trusts to the extent permitted by the trust documents. Our current policies already provide that we generally do not purchase loans in forbearance plans from MBS trusts, so this did not require a change to our current policies.
Stress Testing
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. In March 2020, FHFA amended its regulation relating to this requirement. Under the previous version of FHFA’s stress testing regulation, each year we were required to conduct a stress test using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. Consistent with actions taken by other U.S. financial services regulators, FHFA’s amended stress testing regulation eliminated the adverse scenario from the list of required scenarios.
Duty to Serve Plan Extension
In March 2020, in light of COVID-19, FHFA notified us that it has extended until September 1, 2020 the deadline for the submission of our draft duty to serve underserved markets plan for 2021-2023.

Fannie Mae First Quarter 2020 Form 10-Q	6

MD&A | Key Market Economic Indicators

Key Market Economic Indicators

Below we discuss how varying macroeconomic conditions can significantly influence our financial results across different business and economic environments.
Selected Benchmark Interest Rates

4.44%
3.46%
2.79%
2.74%
2.31%
1.77%
4.06%
3.11%
2.60%
2.65%
2.41%
2.41%
3.50%
1.80%
1.45%
0.72%
0.67%
0.01%
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
3-month LIBOR¹
SOFR¹ ²
10-year swap rate¹
10-year Treasury rate¹
30-year Fannie Mae MBS par coupon rate¹
30-year FRM rate³

(1)According to Bloomberg.
(2)Secured Overnight Financing Rate (“SOFR”) began April 2018.
(3)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac's Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
How interest rates can affect our financial results
•Net interest income. In a rising interest-rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower net amortization income from cost basis adjustments on mortgage loans and related debt. Conversely, in a declining interest-rate environment, our mortgage loans tend to prepay faster, typically resulting in higher net amortization income from cost basis adjustments on mortgage loans and related debt.
•Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our risk management derivatives and mortgage commitment derivatives, which we mark to market. Generally, we experience fair value losses when swap rates decrease and fair value gains when swap rates increase; however, because the composition of our derivative position varies across the yield curve, different yield curve changes (e.g., parallel, steepening or flattening) will generate different gains and losses. We are preparing to implement hedge accounting to reduce the impact of interest-rate volatility on our financial results. For additional information on the expected impact of hedge accounting, see “Consolidated Results of Operations—Fair Value Losses, Net.”
•Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our loans, which generally increases the impairment and provision for credit losses on such loans. Decreases in mortgage interest rates tend to shorten the expected lives of our loans, which reduces the impairment and provision for credit losses on such loans.

Fannie Mae First Quarter 2020 Form 10-Q	7

MD&A | Key Market Economic Indicators

Single-Family Quarterly Home Price Growth Rate(1)
(1)Calculated internally using property data on loans purchased by Fannie Mae, Freddie Mac, and other third-party home sales data. Fannie Mae’s home price index is a weighted repeat transactions index, measuring average price changes in repeat sales on the same properties. Fannie Mae’s home price index excludes prices on properties sold in foreclosure. Fannie Mae’s home price estimates are based on preliminary data and are subject to change as additional data become available.
How home prices can affect our financial results
•Actual and forecasted home prices impact our provision or benefit for credit losses.
•Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency and default rates.
•As home prices increase, the severity of losses we incur on defaulted loans that we hold or guarantee decreases because the amount we can recover from the properties securing the loans increases. Decreases in home prices increase the losses we incur on defaulted loans.
•We currently expect home prices on a national basis will be flat in 2020. While we previously expected home price appreciation on a national basis to moderate slightly in 2020, compared with the 5.1% home price growth rate in 2019, we revised our prior expectation downward due to the impact of the COVID-19 outbreak. We also expect significant regional variation in the timing and rate of home price growth. Our forecasts and expectations relating to the impact of the COVID-19 outbreak are subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. For example, if GDP declines more than we currently expect or the housing market is more sensitive to economic and labor market weakness than we expect, home price growth could contract further with potential declines in annual nominal home prices for 2020. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
New Housing Starts(1)

(1)According to U.S. Census Bureau and subject to revision.

Fannie Mae First Quarter 2020 Form 10-Q	8

MD&A | Key Market Economic Indicators

How housing activity can affect our financial results
•Two key aspects of economic activity that can impact supply and demand for housing and thus mortgage lending are the rate of household formation and new housing construction.
•Household formation is a key driver of demand for both single-family and multifamily housing. A newly formed household will either rent or purchase a home. Thus, changes in the pace of household formation can affect prices and credit performance as well as the degree of loss on defaulted loans.
•Growth of household formation stimulates homebuilding. Homebuilding has typically been a cyclical leader of broader economic activity contributing to the growth of GDP and to employment. Residential construction activity has historically been a leading indicator, weakening prior to a slowdown in U.S. economic activity and accelerating prior to a recovery. However, the 2008-2009 recession was significantly impacted by real estate and real estate finance. Therefore, various policy responses were targeted to real estate and real estate finance, potentially altering the cyclical performance of the real estate sector. Due to the adverse nature of the current economic situation, the housing sector’s performance may vary from its historical precedent.
•In light of the uncertainties surrounding the effects of the COVID-19 outbreak and its impact on the economy, purchase demand is likely to decline as people delay buying homes, which we expect will contribute to a decrease in home construction. We expect single-family housing starts to fall sharply in the second quarter, and we expect full-year 2020 single-family housing starts to decline as well.
•A decline in housing starts results in fewer new homes being available for purchase and potentially a lower volume of mortgage originations. Construction activity can also affect credit losses. If the growth of demand exceeds the growth of supply, prices will appreciate and impact the risk profile of newly originated home purchase mortgages, depending on where in the housing cycle the market is. A reduced pace of construction often leads to a broader economic slowdown and signals expected increases in delinquency and losses on defaulted loans.
GDP, Unemployment Rate and Personal Consumption

4.0%
4.0%
3.7%
3.9%
3.8%
3.7%
3.5%
3.5%
4.4%
1.7%
2.5%
4.0%
3.5%
3.5%
2.9%
1.4%
1.1%
1.1%
3.1%
4.6%
2.0%
3.2%
2.1%
1.8%
2.1%
(7.6)%
(4.8)%
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19
3Q19
4Q19
1Q20
U.S. personal consumption, annualized percentage change¹
Growth (decline) in GDP, annualized percentage change¹
U.S. unemployment rate, as of period end²

(1)GDP growth (decline) and personal consumption growth (decline) are the quarterly series calculated by the Bureau of Economic Analysis and subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.

Fannie Mae First Quarter 2020 Form 10-Q	9

MD&A | Key Market Economic Indicators

How GDP, the unemployment rate and personal consumption can affect our financial results
•Changes in GDP, the unemployment rate and personal consumption can affect several mortgage market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.
•Economic growth is a key factor for the performance of mortgage-related assets. In a growing economy, employment and income are rising thus allowing existing borrowers to meet payment requirements, existing homeowners to consider purchasing another home, and renters to consider becoming homeowners. Homebuilding typically increases to meet the rise in demand. Mortgage delinquencies typically fall in an expanding economy, thereby decreasing credit losses.
•In a slowing economy, employment and income growth slow and housing activity slows as an early indicator of reduced economic activity. As the slowdown intensifies, households become more conservative and debt repayment takes precedence over consumption, which then falls and accelerates the slowdown. If the slowdown of economic growth turns to recession, employment losses occur impairing the ability of borrowers and renters to meet mortgage and rental payments, and loan delinquencies rise. Home sales and mortgage originations also typically fall in a slowing economy.
•Due to the impact of the COVID-19 outbreak, the unemployment rate rose significantly in March and unemployment claims increased sharply in April. We expect this trend to continue for the near term. Additionally, we expect GDP to decline in 2020.
See “Risk Factors—Market and Industry Risk” in our 2019 Form 10-K and “Risk Factors” in this report for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.

Fannie Mae First Quarter 2020 Form 10-Q	10

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended March 31,

	2020	2019	Variance
	(Dollars in millions)
Net interest income(1)	$5,347	$4,796	$551
Fee and other income	308	134	174
Net revenues	5,655	4,930	725
Investment gains (losses), net	(158)	133	(291)
Fair value losses, net	(276)	(831)	555
Administrative expenses	(749)	(744)	(5)
Credit-related income (expenses):
Benefit (provision) for credit losses	(2,583)	650	(3,233)
Foreclosed property expense	(80)	(140)	60
Total credit-related income (expenses)	(2,663)	510	(3,173)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(637)	(593)	(44)
Credit enhancement expense(2)	(331)	(171)	(160)
Other expenses, net(3)	(263)	(207)	(56)
Income before federal income taxes	578	3,027	(2,449)
Provision for federal income taxes	(117)	(627)	510
Net income	$461	$2,400	$(1,939)
Total comprehensive income	$476	$2,361	$(1,885)
(1)Prior period amounts have been adjusted to reflect the current year change in presentation related to our yield maintenance fees. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(2)Previously included in Other expenses, net. Primarily consists of costs associated with our Credit Insurance Risk TransferTM (“CIRTTM”) and Connecticut Avenue Securities® (“CAS”) programs as well as enterprise-paid mortgage insurance (“EPMI”). See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(3)Consists of the following: (a) debt extinguishment losses, net; (b) gains (losses) from partnership investments; and (c) losses on certain guaranty contracts.
Net Interest Income
Our primary source of net interest income is guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties.
Guaranty fees consist of two primary components:
•base guaranty fees that we receive over the life of the loan; and
•upfront fees that we receive at the time of loan acquisition primarily related to single-family loan-level pricing adjustments and other fees we receive from lenders, which are amortized into net interest income as cost basis adjustments over the contractual life of the loan. We refer to this as amortization income.
We recognize almost all of our guaranty fee revenue in net interest income because we consolidate the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts in our condensed consolidated balance sheets. Those guaranty fees are the primary component of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.
The timing of when we recognize amortization income can vary based on a number of factors, the most significant of which is a change in mortgage interest rates. In a rising interest-rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower net amortization income. Conversely, in a declining interest-rate environment, our mortgage loans tend to prepay faster, typically resulting in higher net amortization income.
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

Fannie Mae First Quarter 2020 Form 10-Q	11

MD&A | Consolidated Results of Operations
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios. Prior period amounts have been adjusted to reflect the current year change in presentation related to our yield maintenance fees. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.

Components of Net Interest Income
	For the Three Months Ended March 31,
	2020	2019	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	$2,600	$2,318	$282
Base guaranty fee income related to TCCA(1)	637	593	44
Net amortization income	1,506	986	520
Total net interest income from guaranty book of business	4,743	3,897	846
Net interest income from portfolios	604	899	(295)
Total net interest income	$5,347	$4,796	$551
(1)Revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
Net interest income increased in the first quarter of 2020 compared with the first quarter of 2019, driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
•Net amortization income increased in the first quarter of 2020 compared with the first quarter of 2019 as a lower interest-rate environment in the first quarter of 2020 led to increased prepayments on mortgage loans, which accelerated the amortization of cost basis adjustments on mortgage loans of consolidated trusts and the related debt.
•Net interest income from base guaranty fees increased in the first quarter of 2020 compared with the first quarter of 2019 due to an increase in the size of our guaranty book of business and loans with higher base guaranty fees comprising a larger part of our guaranty book of business.
•Net interest income from portfolios decreased in the first quarter of 2020 compared with the first quarter of 2019 primarily due to sales of reperforming loans as well as liquidations, which have reduced the average balance of our retained mortgage portfolio over time. This was partially offset by a decrease in interest expense on long-term funding debt as the decline in our retained mortgage portfolio reduced our funding needs over the past twelve months. For a discussion of the impact of the COVID-19 outbreak on our funding needs and funding activity, see “Liquidity and Capital Management—Liquidity Management—Debt Funding.”
Analysis of Deferred Amortization Income
We initially recognize mortgage loans and debt of consolidated trusts in our condensed consolidated balance sheet at fair value. The difference between the initial fair value and the carrying value of these instruments is recorded as cost basis adjustments, either as premiums or discounts, in our condensed consolidated balance sheets. We amortize these cost basis adjustments over the contractual lives of the loans or debt. On a net basis, for mortgage loans and debt of consolidated trusts, we are in a premium position with respect to debt of consolidated trusts, which represents deferred income we will recognize in our condensed consolidated statements of operations and comprehensive income as amortization income in future periods.
Deferred Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)

Fannie Mae First Quarter 2020 Form 10-Q	12

MD&A | Consolidated Results of Operations
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of unpaid principal balance net of unamortized cost basis adjustments. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Prior-period amounts have been adjusted to reflect the current-year change in presentation related to our yield maintenance fees. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$101,765	$1,016	3.99%	$119,495	$1,323	4.43%
Mortgage loans of consolidated trusts	3,259,557	27,922	3.43	3,153,383	28,539	3.62
Total mortgage loans(2)	3,361,322	28,938	3.44	3,272,878	29,862	3.65
Mortgage-related securities	10,875	99	3.64	9,044	102	4.51
Non-mortgage-related securities(3)	64,806	248	1.51	60,833	378	2.49
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,335	107	1.44	41,533	263	2.53
Advances to lenders	6,416	34	2.10	3,703	32	3.46
Total interest-earning assets	$3,472,754	$29,426	3.39%	$3,387,991	$30,637	3.62%
Interest-bearing liabilities:
Short-term funding debt	$31,842	$(102)	1.27%	$20,712	$(125)	2.41%
Long-term funding debt	135,415	(787)	2.32	179,152	(1,114)	2.49
Connecticut Avenue Securities® (“CAS”)	20,536	(289)	5.63	24,884	(382)	6.14
Total debt of Fannie Mae	187,793	(1,178)	2.51	224,748	(1,621)	2.89
Debt securities of consolidated trusts held by third parties	3,281,716	(22,901)	2.79	3,156,398	(24,220)	3.07
Total interest-bearing liabilities	$3,469,509	$(24,079)	2.78%	$3,381,146	$(25,841)	3.06%
Net interest income/net interest yield		$5,347	0.62%		$4,796	0.57%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income from the amortization of loan fees, primarily consisting of upfront cash fees and yield maintenance fees, was $1.6 billion and $1.1 billion for the first quarter of 2020 and 2019, respectively.
(3)Consists of cash, cash equivalents and U.S Treasury securities.
Investment Gains (Losses), Net
Investment gains (losses), net primarily includes gains and losses recognized from the sale of available-for-sale (“AFS”) securities, the sale of loans, gains and losses recognized on the consolidation and deconsolidation of securities, net of other-than-temporary impairments recognized on our investments, and the lower of cost or fair value adjustments on single-family held-for-sale (“HFS”) loans. We recognized investment losses, net in the first quarter of 2020 as a result of the decrease in the fair value of HFS loans driven by price decreases during the quarter. We recognized investment gains, net in the first quarter of 2019 primarily as a result of gains on the sale of AFS securities.

Fannie Mae First Quarter 2020 Form 10-Q	13

MD&A | Consolidated Results of Operations
Fair Value Losses, Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our condensed consolidated financial statements.
We are preparing to implement fair value hedge accounting to reduce the impact of interest-rate volatility on our financial results. Once implemented, for derivatives in designated hedges, fair value gains and losses attributable to changes in certain benchmark interest rates, such as the London Inter-bank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”), may be reduced by offsetting gains and losses in the fair value of designated hedged mortgage loans or debt. Therefore, we expect the volatility of our financial results associated with changes in interest rates will be reduced substantially while fair value gains and losses driven by other factors, such as credit spreads, will remain.
The table below displays the components of our fair value gains and losses.

Fair Value Losses, Net
	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense on interest-rate swaps	$(106)	$(266)
Net change in fair value during the period	(255)	(122)
Total risk management derivatives fair value losses, net	(361)	(388)
Mortgage commitment derivatives fair value losses, net	(993)	(300)
Credit enhancement derivatives fair value losses, net	(11)	(7)
Total derivatives fair value losses, net	(1,365)	(695)
Trading securities gains, net	647	92
CAS debt fair value gains (losses), net	637	(22)
Other, net(1)	(195)	(206)
Fair value losses, net	$(276)	$(831)
(1)Consists of fair value gains and losses on non-CAS debt and mortgage loans held at fair value.
Fair value losses, net decreased in the first quarter of 2020 compared with the first quarter of 2019, due to gains on our trading securities and CAS debt. Our fair value gains and losses in the first quarter of 2020 were impacted by market disruptions due to the COVID-19 outbreak that resulted in lower interest rates and widened spreads between debt and U.S. Treasury yields.
Fair value losses in the first quarter of 2020 were primarily driven by:
•decreases in the fair value of mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as prices increased during the commitment period as interest rates declined, which were partially offset by gains on commitments to buy mortgage-related securities;
•net interest expense on risk management derivatives combined with decreases in the fair value of pay-fixed risk management derivatives due to declines in medium- to longer-term swap rates, which were partially offset by increases in the fair value of receive-fixed risk management derivatives; and
•increases in the fair value of long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to declines in interest rates.
These losses were partially offset by fair value gains in the first quarter of 2020 on trading securities and CAS debt, primarily driven by declines in U.S. Treasury yields and widened spreads between debt yields and U.S. Treasury yields, which resulted in gains on fixed-rate securities held in our other investments portfolio and our CAS debt held at fair value.
Fair value losses in the first quarter of 2019 were primarily driven by:
•net interest expense on our risk management derivatives combined with decreases in the fair value of our pay-fixed risk management derivatives due to declines in longer-term swap rates during the quarter, which were partially offset by increases in the fair value of our receive-fixed risk management derivatives;

Fannie Mae First Quarter 2020 Form 10-Q	14

MD&A | Consolidated Results of Operations
•decreases in the fair value of our mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as a result of increases in the prices of securities as interest rates decreased during the commitment periods; and
•losses driven by increases in the fair value of long-term debt of consolidated trusts held at fair value.
Credit-Related Income (Expense)
Our credit-related income or expense can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearance and loan modifications, the volume of foreclosures completed, and the redesignation of loans from held for investment (“HFI”) to held for sale (“HFS”). While the redesignation of certain reperforming and nonperforming single-family loans has been a significant driver of credit-related income in recent periods, we expect to see a significantly reduced impact from this activity in 2020 as market disruptions due to the COVID-19 outbreak have decreased investor interest in reperforming and nonperforming loans.
Our credit-related income or expense and our loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. The January 1, 2020 CECL standard implementation introduces additional volatility in our financial results as credit-related income or expense now includes expected lifetime losses on our loans and thus are sensitive to fluctuations in the factors detailed above.
The primary driver of credit-related expense for the first quarter of 2020 was an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 outbreak, using an expected lifetime loss methodology. Estimating the impact of the COVID-19 outbreak on our expected credit loss reserves required significant management judgment, including estimates of the number of single-family borrowers who will receive forbearance and any resulting loan modifications that will be provided once the forbearance period ends. Under our CECL methodology, depending on the type of loan modification granted, loss severity estimates vary. In determining our allowance for loan losses as of March 31, 2020, we estimated that 15% of our single-family borrowers and 20% of our multifamily borrowers would ultimately receive forbearance due to a COVID-19-related financial hardship. Given the short-term nature of the forbearance period for multifamily borrowers (up to 3 months), the impact of forbearance did not have a material impact on our multifamily allowance as of March 31, 2020. Although we believe our estimates underlying our allowance determination are reasonable, we may observe future volatility in these estimates as we continue to observe actual loan performance data and update our models and assumptions surrounding this unprecedented event.

Fannie Mae First Quarter 2020 Form 10-Q	15

MD&A | Consolidated Results of Operations
Benefit (Provision) for Credit Losses
The table below provides a quantitative analysis of the drivers for the first quarter of 2020 of our single-family and multifamily provision for credit losses and the increase in expected benefit from freestanding credit enhancements. The provision for credit losses includes our provision for loan losses on our loan book of business as well as our provision for our guaranty loss reserves. It excludes the transition impact of adopting the CECL standard, which was recorded as an adjustment to beginning retained earnings. Many of the drivers that contribute to our provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates.
Expected benefits from credit enhancements that are contractually attached to the loan, which largely consist of primary mortgage insurance, are included as a reduction of estimated credit losses in our allowance for loan losses. Expected benefits from freestanding credit enhancements are not considered in our allowance for loan losses and are recognized separately in “Fee and other income.” Freestanding credit enhancements relate to our credit risk transfers, including but not limited to, Credit Insurance Risk TransferTM (“CIRTTM”) transactions, Connecticut Avenue Securities® (“CAS”) credit risk transfer programs, and multifamily Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing. Benefits from these programs are modeled based on estimated losses and the contractual terms of the credit risk transfer arrangements.

Components of Provision for Credit Losses and Benefit from Freestanding Credit Enhancements
For the Three Months Ended March 31, 2020
(Dollars in millions)
Single-family provision for credit losses:
Changes in loan activity(1)	$(84)
Redesignation of loans from HFI to HFS	175
Actual and forecasted home prices	(921)
Actual and projected interest rates	1,257
Adjustment to model results for estimated impact of the COVID-19 outbreak	(2,500)
Other	(97)
Single-family provision for credit losses	(2,170)
Multifamily provision for credit losses:
Changes in loan activity(1)	(22)
Actual and projected interest rates	216
Estimated impact of the COVID-19 outbreak	(636)
Other	32
Multifamily provision for credit losses	(410)
Total provision for credit losses(2)	$(2,580)

Increase in expected benefit from freestanding credit enhancements:
Single-family	$58
Multifamily	127
Total increase in expected benefit from freestanding credit enhancements	$185
(1)Primarily consists of changes in the allowance due to loan delinquency, loan liquidations, new TDRs, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). For multifamily, it also includes the impact of changes in debt service coverage ratios (“DSCRs”) based on updated property financial information.
(2)The table does not include credit losses of $3 million on our AFS securities.
The primary factors that impacted our single-family provision for credit losses in the first quarter of 2020 were:
•Expected credit losses as a result of the COVID-19 outbreak, which was included as an adjustment to modeled results. Given the rapidly changing and deteriorating market conditions in recent weeks as a result of the unprecedented COVID-19 outbreak, we believe our model used to estimate single-family credit losses as of March 31, 2020 does not capture the entirety of losses we expect to incur relating to COVID-19. As such, management used its judgment to increase the loss projections developed by our credit loss model to reflect our current expectations relating to COVID-19’s impact. These judgments included adjusting our modeled results for (1) the expected impact of widespread forbearance programs, including the rate of borrower participation, and the volume and type of loan modifications as a result thereof, (2) the effect of TDR accounting relief from the CARES Act, and (3) lower expected

Fannie Mae First Quarter 2020 Form 10-Q	16

MD&A | Consolidated Results of Operations
prepayment volumes given the sharp rise in unemployment rates that are expected to stay elevated over the near term. In developing the model adjustment shown in the table above, management considered the current credit risk profile of our single-family loan book of business, as well as relevant historical credit loss experience during rare or stressful economic environments.
•A decrease in our expectations for home price growth. We revised our forecast to reflect near zero home price appreciation on a national basis for 2020 due to COVID-19 market disruptions. The actual and forecasted home price impact shown in the table above reflects our revised forecast. Lower home prices increase the likelihood that loans will default and increase the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately increases our loss reserves and provision for credit losses.
•These factors were partially offset by lower actual and projected mortgage interest rates. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for credit losses. The actual and forecasted interest rate impact shown in the table above reflects our modeled results. As noted above, we adjusted downward our modeled expectation of prepayment volumes due to the COVID-19 outbreak, which reduced this modeled benefit from interest rates.
Our multifamily provision for credit losses in the first quarter of 2020 was primarily driven by:
•Expected credit losses as a result of the COVID-19 outbreak. Similar to the single-family provision for credit losses discussed above, we believe our model used to estimate multifamily credit losses as of March 31, 2020 does not capture the entirety of losses we expect to incur relating to COVID-19. As such, management used its judgment to increase the loss projections developed by our credit loss model to reflect our current expectations relating to COVID-19’s impact. Accordingly, our current multifamily provision for credit losses was primarily driven by higher expected unemployment rates, which we expect will increase the number of loans in forbearance and reduce property net operating income in the near term, thereby decreasing forecasted property values and increasing the probability of loan default. In developing these adjustments, management considered the current credit risk profile of our multifamily loan book of business, as well as relevant historical credit loss experience during rare or stressful economic environments.
The table below provides quantitative analysis of the drivers for the first quarter of 2019 of our single-family benefit for credit losses. The presentation of our components represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard. Many of the drivers that contribute to our benefit for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table does not include our multifamily benefit (provision) for credit losses as the amounts for 2019 were less than $50 million.

Components of Benefit for Credit Losses
For the Three Months Ended March 31,
2019
(Dollars in millions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$24
Redesignation of loans from HFI to HFS	227
Actual and forecasted home prices	228
Actual and projected interest rates	165
Other(2)	17
Total single-family benefit for credit losses	$661
(1)Primarily consists of changes in the allowance due to loan delinquency, loan liquidations, new TDRs, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin.
(2)Primarily consists of the impact of model and assumption changes and changes in the reserve for guaranty losses that are not separately included in the other components.
The primary factors that contributed to our benefit for credit losses in the first quarter of 2019 were:
•The redesignation of certain reperforming single-family loans from HFI to HFS as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off to the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts charged off, which contributed to the benefit for credit losses.

Fannie Mae First Quarter 2020 Form 10-Q	17

MD&A | Consolidated Results of Operations
•An increase in actual and forecasted home prices. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses.
•Lower actual and projected mortgage interest rates.
TCCA Fees
Pursuant to the TCCA, in 2012, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our condensed consolidated financial statements. TCCA fees increased in the first quarter of 2020 compared with the first quarter of 2019 as our book of business subject to the TCCA continued to grow. See “Business—Charter Act and Regulation—GSE Act and Other Legislation—Guaranty Fees and Pricing” in our 2019 Form 10-K for further discussion of the TCCA.
Credit Enhancement Expense
Credit enhancement expense primarily consists of costs associated with our CIRT and CAS programs as well as enterprise-paid mortgage insurance (“EPMI”). We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments. Credit enhancement expense has been presented as a separate line item for all periods presented as the percentage of our book of business covered by freestanding credit enhancements has increased and become a more significant driver of our results of operations. In prior periods, credit enhancement expenses were recorded in “Other expenses, net.”
Credit enhancement expense increased in the first quarter of 2020 compared with the first quarter of 2019 primarily due to higher outstanding volumes of loans covered by credit risk transfer transactions. We discuss the transfer of mortgage credit risk in “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”

Fannie Mae First Quarter 2020 Form 10-Q	18

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2020	December 31, 2019	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$88,238	$34,762	$53,476
Restricted cash	48,245	40,223	8,022
Investments in securities	55,230	50,527	4,703
Mortgage loans:
Of Fannie Mae	106,674	101,668	5,006
Of consolidated trusts	3,269,345	3,241,510	27,835
Allowance for loan losses	(13,209)	(9,016)	(4,193)
Mortgage loans, net of allowance for loan losses	3,362,810	3,334,162	28,648
Deferred tax assets, net	12,831	11,910	921
Other assets	34,002	31,735	2,267
Total assets	$3,601,356	$3,503,319	$98,037
Liabilities and equity
Debt:
Of Fannie Mae	$228,458	$182,247	$46,211
Of consolidated trusts	3,334,098	3,285,139	48,959
Other liabilities	24,855	21,325	3,530
Total liabilities	3,587,411	3,488,711	98,700
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(106,891)	(106,228)	(663)
Total equity	13,945	14,608	(663)
Total liabilities and equity	$3,601,356	$3,503,319	$98,037
Cash and Cash Equivalents and Federal Funds Sold and Securities Purchased Under Agreements to Resell or Similar Arrangements
The increase in cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements from December 31, 2019 to March 31, 2020 was primarily driven by proceeds from new debt issuances to support refinancing activity and in anticipation of future potential liquidity needs as a result of the COVID-19 outbreak, as well as proceeds from loan payoffs. See “Liquidity and Capital Management—Debt Funding—Debt Funding Activity" for a discussion of our funding needs related to the COVID-19 outbreak.
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance increased as of March 31, 2020 compared with December 31, 2019, primarily driven by:
•an increase in mortgage loans due to acquisitions outpacing liquidations and sales;
•partially offset by an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 outbreak and the impact of our adoption of the CECL standard on January 1, 2020.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”

Fannie Mae First Quarter 2020 Form 10-Q	19

MD&A | Consolidated Balance Sheet Analysis

Debt
The increase in debt of Fannie Mae from December 31, 2019 to March 31, 2020 was primarily driven by new short- and long-term debt issuances to support refinancing activity and in anticipation of future potential liquidity needs as a result of the COVID-19 outbreak. The increase in debt of consolidated trusts from December 31, 2019 to March 31, 2020 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our net equity decreased as of March 31, 2020 compared with December 31, 2019 due to a charge of $1.1 billion to retained earnings due to our implementation of the CECL standard on January 1, 2020. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance—The Current Expected Credit Loss Standard” for further details.
Under the liquidation preference provisions of the senior preferred stock described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2019 Form 10-K, the aggregate liquidation preference of the senior preferred stock increased from $131.2 billion as of December 31, 2019 to $135.4 billion as of March 31, 2020. Because our net worth did not increase during the first quarter of 2020, the aggregate liquidation preference of the senior preferred stock will remain at $135.4 billion as of June 30, 2020.
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
The chart below separates the instruments within our retained mortgage portfolio, measured by unpaid principal balance, into three categories based on each instrument’s use:
•Lender liquidity, which includes balances related to our whole loan conduit activity, supports our efforts to provide liquidity to the single-family and multifamily mortgage markets.
•Loss mitigation supports our loss mitigation efforts through the purchase of delinquent loans from our MBS trusts.
•Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” as of March 31, 2020 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The decrease in our retained mortgage portfolio as of March 31, 2020 compared with December 31, 2019 was primarily due to sales of Fannie Mae securities and continued liquidations of loans. This decrease was partially offset by an increase in our acquisitions of loans through our whole loan conduit in the first quarter of 2020 driven by higher mortgage refinance activity.

Fannie Mae First Quarter 2020 Form 10-Q	20

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$32,316	$38,375
Mortgage loans	26,744	21,152
Total lender liquidity	59,060	59,527
Loss mitigation mortgage loans(2)	60,477	60,731
Other:
Reverse mortgage loans	16,397	17,129
Mortgage loans	6,474	6,546
Reverse mortgage securities(3)	7,233	7,575
Private-label and other securities	974	1,250
Fannie Mae-wrapped private-label securities	555	581
Mortgage revenue bonds	257	272
Total other	31,890	33,353
Total retained mortgage portfolio	$151,427	$153,611

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$144,040	$145,179
Multifamily mortgage loans and mortgage-related securities	$7,387	$8,432
(1)Consists of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans classified as TDRs that were on accrual status of $37.9 billion and $38.2 billion as of March 31, 2020 and December 31, 2019, respectively, and single-family loans on nonaccrual status of $19.6 billion as of March 31, 2020 and December 31, 2019. Includes multifamily loans classified as TDRs that were on accrual status of $40 million and $51 million as of March 31, 2020 and December 31, 2019, respectively, and multifamily loans on nonaccrual status of $95 million and $132 million as of March 31, 2020 and December 31, 2019, respectively.
(3)Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.
The amount of mortgage assets that we may own is capped at $250 billion by our senior preferred stock purchase agreement with Treasury, and FHFA has directed that we further cap our mortgage assets at $225 billion. The Treasury plan includes a recommendation that Treasury and FHFA amend our senior preferred stock purchase agreement to further reduce the cap on our investments in mortgage-related assets, and also to restrict our retained mortgage portfolio to solely supporting the business of securitizing MBS. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2019 Form 10-K for additional information on our portfolio cap and the Treasury plan.
Effective January 31, 2020, FHFA directed us to include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of March 31, 2020, 10% of the notional value of our interest-only securities was $2.1 billion, which is not included in the table above.
We have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. In support of our loss mitigation strategy, we purchased $3.0 billion of loans from our single-family MBS trusts in the first quarter of 2020, the substantial majority of which were delinquent. In deciding whether and when to exercise our option to purchase a loan from a single-family MBS trust, we consider a variety of factors, including, but not limited to, the cost of funds, general market conditions, and relevant market yields. The weight we give to these factors, among others, changes depending on market circumstances and other factors. See “MD&A—Retained Mortgage Portfolio—Purchases of Loans from Our MBS Trusts” in our 2019 Form 10-K for more information relating to our purchases of loans from MBS trusts.
As a result of the COVID-19 outbreak, we have made a number of changes to our single-family and multifamily loss mitigation strategies. This includes providing single-family borrowers experiencing COVID-19-related financial hardship with forbearance for up to 12 months, as well as repayment plan and loan modification options once the forbearance period ends. Typically, we do not buy loans out of our MBS trusts while they are in forbearance or when they are granted certain other loss mitigation options, such as a repayment plan or certain types of loan modifications. Given the significant uncertainty associated with the

Fannie Mae First Quarter 2020 Form 10-Q	21

MD&A | Retained Mortgage Portfolio
COVID-19 outbreak, the amount of loans we may buy out of trusts over the long term as a result of loan delinquencies or loss mitigation strategies could substantially increase the size of our retained mortgage portfolio. As described in “MD&A—Liquidity and Capital Management—Debt Funding Activity,” depending on the extent of our funding needs and the amount of mortgage loans we purchase from MBS trusts, we may be required to obtain FHFA’s and Treasury’s prior written consent to increase our current debt limit and mortgage asset limit.
Guaranty Book of Business

Our “guaranty book of business” consists of:
•Fannie Mae MBS outstanding, excluding the portions of any structured securities we issue that are backed by Freddie Mac securities;
•mortgage loans of Fannie Mae held in our retained mortgage portfolio; and
•other credit enhancements that we provide on mortgage assets.
“Total Fannie Mae guarantees” consists of:
•our guaranty book of business; and
•the portions of any structured securities we issue that are backed by Freddie Mac securities.
We and Freddie Mac began issuing single-family uniform mortgage-backed securities, or “UMBS®”, in June 2019. In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the to-be-announced (“TBA”) market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS, SupersTM, Real Estate Mortgage Investment Conduit securities (“REMICs”) and other types of single-family or multifamily mortgage-backed securities.
Some Fannie Mae MBS that we issue are backed in whole or in part by Freddie Mac securities. When we resecuritize Freddie Mac securities into Fannie Mae-issued structured securities, such as Supers and REMICs, our guaranty of principal and interest extends to the underlying Freddie Mac securities. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. References to our single-family guaranty book of business in this report exclude Freddie Mac-acquired mortgage loans underlying Freddie Mac securities that we have resecuritized.
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 90% of our guaranty book of business as of March 31, 2020 and December 31, 2019.

Composition of Fannie Mae Guaranty Book of Business(1)
	As of
	March 31, 2020			December 31, 2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(2)	$3,038,517	$347,381	$3,385,898	$2,997,475	$341,522	$3,338,997
Government guaranty book of business(3)	26,135	1,060	27,195	27,422	1,079	28,501
Guaranty book of business	3,064,652	348,441	3,413,093	3,024,897	342,601	3,367,498
Freddie Mac securities guaranteed by Fannie Mae(4)	72,660	—	72,660	50,100	—	50,100
Total Fannie Mae guarantees	$3,137,312	$348,441	$3,485,753	$3,074,997	$342,601	$3,417,598
(1)Includes other single-family Fannie Mae guaranty arrangements of $1.3 billion as of March 31, 2020 and December 31, 2019, and other multifamily Fannie Mae guaranty arrangements of $11.1 billion and $11.3 billion as of March 31, 2020 and December 31, 2019, respectively. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.
(2)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(3)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(4)Consists of approximately (i) $55.3 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers; and (ii) $17.3 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs, a portion of which may be backed in whole or in part by Fannie Mae MBS. Therefore, our total exposure to Freddie Mac securities included in Fannie Mae REMIC collateral is likely lower.
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2

Fannie Mae First Quarter 2020 Form 10-Q	22

MD&A | Guaranty Book of Business

basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2020, we paid $280 million to the funds based on our new business purchases in 2019. For the first three months of 2020, we recognized an expense of $86 million related to this obligation based on our $204.9 billion in new business purchases during the period. We expect to pay this amount to the funds in 2021, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2020. See “Business—Charter Act and Regulation—GSE Act and Other Legislation—Affordable Housing Allocations” in our 2019 Form 10-K for more information regarding this obligation.
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
The chart below displays the net revenues and net income for each of our business segments for the first quarter of 2019 compared with the first quarter of 2020. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)
In the following sections, we describe each segment’s business metrics, financial results and credit performance.
Single-Family Business

Working with our lender customers, our Single-Family business provides liquidity to the mortgage market primarily by acquiring single-family loans from lenders and securitizing those loans into Fannie Mae MBS, which are either delivered to the lenders or sold to investors or dealers.
This section supplements and updates information regarding our Single-Family business segment in our 2019 Form 10-K. See “MD&A—Single-Family Business” in our 2019 Form 10-K for additional information regarding the primary business activities, customers and competition of our Single-Family business.
Single-Family Market Share
Single-Family Mortgage Acquisition Market Share
Our share of the single-family mortgage acquisition market, including loans held on lenders’ books, may fluctuate from period to period. We currently estimate our single-family acquisition market share in the last three years remained within the range of 24% to 30%, supporting approximately one in four single-family mortgage loans. Our market share estimate is based on publicly available data regarding the amount of single-family first-lien mortgage loans originated and our competitors’ acquisitions.

Fannie Mae First Quarter 2020 Form 10-Q	23

MD&A | Single-Family Business
Single-Family Mortgage-Related Securities Issuances Market Share
Our single-family Fannie Mae MBS issuances were $185.7 billion for the first quarter of 2020, compared with $88.4 billion for the first quarter of 2019. Based on the latest data available, the chart below displays our estimated market share of single-family mortgage-related securities issuances in the first quarter of 2020 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances
First Quarter 2020 Market Share
We estimate our market share of single-family mortgage-related securities issuances was 38% in the first quarter of 2020, compared with 37% in the fourth quarter of 2019 and 36% in the first quarter of 2019.
Single-Family Mortgage Market
We expect housing activity to slow significantly in the months ahead due to the COVID-19 outbreak despite a solid first quarter of 2020. We forecast a sharp decline in total home sales and housing starts in the second quarter of 2020 and, despite some modest recovery expected in the following quarters, declines for the full year of 2020. However, we expect the current low interest rate environment to support refinance activity throughout 2020.
Housing activity rose slightly in the first quarter of 2020 compared with the fourth quarter of 2019. Total existing home sales averaged 5.5 million units annualized in the first quarter of 2020, compared with 5.4 million units in the fourth quarter of 2019, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales increased during the first quarter of 2020, averaging an annualized rate of 715,000 units, compared with 710,000 units in the fourth quarter of 2019.
The 30-year fixed mortgage rate averaged 3.51% in the first quarter of 2020, compared with 3.70% in the fourth quarter of 2019, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2020 will increase from 2019 levels by approximately 10%, from an estimated $2.30 trillion in 2019 to $2.52 trillion in 2020, and that the amount of originations in the U.S. single-family mortgage market that are refinances will increase from an estimated $1.01 trillion in 2019 to $1.41 trillion in 2020.
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $2,976.8 billion as of March 31, 2020 and $2,951.9 billion as of December 31, 2019.

Fannie Mae First Quarter 2020 Form 10-Q	24

MD&A | Single-Family Business
Single-Family Business Metrics
Net interest income for our Single-Family business is driven by the guaranty fees we charge and the size of our single-family conventional guaranty book of business. The guaranty fees we charge are based on the characteristics of the loans we acquire. We may adjust our guaranty fees in light of market conditions and to achieve return targets, which are based on FHFA’s conservatorship capital framework. As a result, the average charged guaranty fee on new acquisitions may fluctuate based on the credit quality and product mix of loans acquired, as well as market conditions and other factors.
The charts below display our average charged guaranty fees, net of TCCA fees, on our single-family conventional guaranty book of business and on new single-family conventional acquisitions, along with our average single-family conventional guaranty book of business and our single-family conventional acquisitions for the periods presented.
Single-Family Guaranty Fees, Acquisitions
and Book of Business Metrics
(Dollars in billions)

Average charged guaranty fee on single-family conventional guaranty book of business, net of TCCA fees(1)	Average single-family conventional guaranty book of business(2)

Average charged guaranty fee on new single-family conventional acquisitions, net of TCCA fees(1)	Single-family conventional acquisitions

(1) Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(2) Our single-family conventional guaranty book of business primarily consists of single-family conventional mortgage loans underlying Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty; (b) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; or (c) Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized.
Average charged guaranty fee represents, on an annualized basis, the sum of the average guaranty fee rate for our single-family conventional guaranty arrangements during the period plus the recognition of any upfront cash payments relating to these guaranty arrangements based on an estimated average life at the time of acquisition. Management uses average charged guaranty fee on new acquisitions as a metric to assess the reasonableness of our compensation for the credit risk we manage on newly acquired loans.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, decreased from 50.4 basis points in the first quarter of 2019 to 49.4 basis points in the first quarter of 2020, primarily driven by the stronger credit profile of our newly acquired single-family loans.

Fannie Mae First Quarter 2020 Form 10-Q	25

MD&A | Single-Family Business
Single-Family Business Financial Results

	For the Three Months Ended March 31,
	2020	2019	Variance
	(Dollars in millions)
Net interest income(1)	$4,541	$4,039	$502
Fee and other income	152	106	46
Net revenues	4,693	4,145	548
Investment gains (losses), net	(152)	94	(246)
Fair value losses, net	(460)	(887)	427
Administrative expenses	(629)	(631)	2
Credit-related income (expense)(2)	(2,250)	518	(2,768)
TCCA fees(1)	(637)	(593)	(44)
Credit enhancement expense	(312)	(167)	(145)
Other expenses, net(3)	(167)	(170)	3
Income before federal income taxes	86	2,309	(2,223)
Provision for federal income taxes	(18)	(484)	466
Net income	$68	$1,825	$(1,757)
(1)Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”
(2)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related income for the three months ended March 31, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(3)Consists primarily of debt extinguishment gains and losses, housing trust fund expenses and loan subservicing costs.
Net Interest Income
Single-family net interest income increased in the first quarter of 2020 compared with the first quarter of 2019, primarily due to higher net amortization income and higher base guaranty fee income, partially offset by a decline in income from portfolios. The drivers of net interest income for the Single-Family segment for the first quarter of 2020 are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Investment Gains (Losses), Net
Investment losses in the first quarter of 2020 were the result of decreases in the fair value of HFS loans. Investment gains in the first quarter of 2019 were the result of gains on sales of AFS securities. The drivers of investment gains (losses), net for the Single-Family segment are consistent with the drivers of investment gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains (Losses), Net.”
Fair Value Losses, Net
Fair value losses, net in the first quarter of 2020 were primarily driven by decreases in the fair values of our mortgage commitments and risk management derivatives, partially offset by fair value gains on trading securities and CAS debt. Fair value losses, net in the first quarter of 2019 were primarily driven by net interest expense on our risk management derivatives, and decreases in the fair value of our pay-fixed risk management derivatives and our mortgage commitments. In addition, the increase in the fair value of our debt also resulted in fair value losses for the first quarter of 2019. The drivers of fair value losses, net for the Single-Family segment are consistent with the drivers of fair value losses, net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Losses, Net.”
As we discuss in “Consolidated Results of Operations—Fair Value Losses, Net,” we expect that implementing a hedge accounting program will reduce the volatility of our financial results associated with changes in interest rates, while fair value gains and losses driven by other factors such as credit spreads will remain.

Fannie Mae First Quarter 2020 Form 10-Q	26

MD&A | Single-Family Business
Credit-Related Income (Expense)
Credit-related expense for the first quarter of 2020 was primarily driven by an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 outbreak using an expected lifetime loss methodology consistent with our implementation of the CECL standard.
Credit-related income for the first quarter of 2019 was primarily driven by the redesignation of certain single-family loans from HFI to HFS; an increase in actual and forecasted home prices; and lower actual and projected mortgage interest rates.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for more information on the primary factors that contributed to our single-family credit-related income (expense).
Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2019 Form 10-K. For additional information on our acquisition and servicing policies, underwriting and servicing standards, quality control process, repurchase requests, and representation and warranty framework, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2019 Form 10-K.
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
COVID-19 Temporary Selling Policies
We are working closely with Freddie Mac under the guidance and at the direction of FHFA to offer temporary measures during the COVID-19 national emergency to help ensure lenders have the clarity and flexibility to continue to lend in a prudent and responsible manner. The temporary flexibilities to our Selling Guide requirements during the COVID-19 national emergency include:
•purchasing certain loans that are subject to a COVID-19-related forbearance at the time of sale, subject to payment of a loan-level price adjustment;
•offering flexibilities related to the lender’s process for obtaining verbal verification of employment;
•allowing temporary flexibilities to our appraisal requirements; and
•providing flexibilities for use of a power of attorney and remote online notarization.
We have also temporarily updated some of our Selling Guide requirements to help ensure that the most up-to-date information is being considered to support the borrower’s ability to repay the loan, including:
•reducing our age-of-document requirements from four months to two months for most income and asset documentation;
•requiring lenders to confirm a self-employed borrower’s business is open and operating within 10 business days of the note date, or after closing but prior to delivery of the loan; and
•in light of current market volatility, updating our policies for use of stocks, stock options and mutual funds for down payment or closing costs to require documentation of the borrower’s actual receipt of funds realized from the sale, or when these assets are used for reserves, allowing the lender to consider only 70% of the value of the assets.
COVID-19 Temporary Servicing Policies
We are also working with Freddie Mac under the direction of FHFA to implement temporary policies to enable our single-family loan servicers to better assist borrowers impacted by COVID-19. We issued initial requirements to servicers on temporary policies to assist borrowers impacted by COVID-19 in March 2020, and updated these requirements in April 2020 to align with the CARES Act. These temporary policies include requiring that our single-family loan servicers:
•provide forbearance upon the request of any single-family borrower experiencing a financial hardship due to the COVID-19 outbreak, regardless of the borrower’s delinquency status and with no additional documentation required other than the borrower’s attestation to a financial hardship caused by COVID-19. The borrower must be provided an initial forbearance plan for a period up to 180 days, and that forbearance period may be extended for up to an additional 180 days at the request of the borrower. If the borrower’s COVID-19-related hardship has not been resolved during an incremental forbearance period, the servicer must extend the borrower’s forbearance period at the borrower’s request, not to exceed 12 months total;
•suspend foreclosures and foreclosure-related activities for single-family properties through at least May 17, 2020, other than for vacant or abandoned properties; and
•report the status of the mortgage loan to the credit bureaus in accordance with the Fair Credit Reporting Act, as amended by the CARES Act, for borrowers who receive an accommodation, including a forbearance plan, loan

Fannie Mae First Quarter 2020 Form 10-Q	27

MD&A | Single-Family Business
modification or other form of assistance or relief, as a result of the COVID-19 outbreak. Specifically, the CARES Act requires that if a lender agrees to provide a payment accommodation to a consumer affected by the COVID-19 outbreak during the covered period, the lender must report the borrower’s obligation to the credit bureaus as current if the borrower was current before the accommodation and makes payments as agreed under the accommodation (or is not required to make payments under the accommodation). If the borrower was delinquent before the accommodation, the lender must maintain the delinquency status while the accommodation is in effect, unless the borrower brings the account current during the accommodation.
A servicer is required to contact a borrower on a forbearance plan no later than 30 days before the end of the forbearance period to evaluate them for a workout option after the forbearance period. Those options include a reinstatement (where the borrower repays all of the missed payments at one time), a repayment plan (where the borrower repays the missed payments over time), a deferral of some missed payments to the end of the loan term, or a modification of the loan term so that the borrower may be brought current and either continues to make their original monthly contractual payment or makes reduced monthly contractual payments over a longer period of time.
In addition, some states and local governments are considering proposals that would assist borrowers and renters impacted by COVID-19 that are more extensive than the CARES Act or our Servicing Guide requirements. Servicers must comply with all applicable laws even where a provision of our Servicing Guide conflicts with applicable law.
Desktop Underwriter Update
As part of our comprehensive risk management approach, we periodically update our proprietary automated underwriting system, Desktop Underwriter® (“DU®”), to reflect changes to our underwriting and eligibility guidelines. As part of normal business operations, we regularly review DU to determine whether its risk analysis and eligibility assessment are appropriate based on the current market environment and loan performance information. As a result of our most recent review, in April 2020 we enhanced the DU eligibility assessment to help Fannie Mae and our customers better manage credit risk in the current market while providing sustainable options to borrowers. We expect this change will result in a modest reduction of loans with high-risk factors being eligible for acquisition through DU.
We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, seek to make changes in our eligibility criteria so that the loans we acquire are consistent with our risk appetite.
For further information regarding Desktop Underwriter, please see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2019 Form 10-K.

Fannie Mae First Quarter 2020 Form 10-Q	28

MD&A | Single-Family Business
Single-Family Portfolio Diversification and Monitoring
The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we furnish to the U.S. Securities and Exchange Commission (“SEC”) with current reports on Form 8-K. Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2020	2019	March 31, 2020	December 31, 2019
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	21%	15%	19%	19%
60.01% to 70%	15	11	14	13
70.01% to 80%	36	35	37	37
80.01% to 90%	13	13	12	12
90.01% to 95%	12	16	11	12
95.01% to 100%	3	10	5	5
Greater than 100%	*	*	2	2
Total	100%	100%	100%	100%
Weighted average	74%	78%	75%	76%
Average loan amount	$274,345	$238,932	$175,026	$173,804
Estimated mark-to-market LTV ratio:(5)
<= 60%			53%	54%
60.01% to 70%			17	17
70.01% to 80%			17	16
80.01% to 90%			8	8
90.01% to 100%			5	5
Greater than 100%			*	*
Total			100%	100%
Weighted average			57%	57%
Product type:
Fixed-rate:(6)
Long-term	87%	90%	85%	85%
Intermediate-term	12	8	13	13
Total fixed-rate	99	98	98	98
Adjustable-rate	1	2	2	2
Total	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	97%	97%
2 to 4 units	2	2	3	3
Total	100%	100%	100%	100%
Property type:
Single-family homes	91%	90%	91%	91%
Condo/Co-op	9	10	9	9
Total	100%	100%	100%	100%

Fannie Mae First Quarter 2020 Form 10-Q	29

MD&A | Single-Family Business

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2020	2019	March 31, 2020	December 31, 2019
Occupancy type:
Primary residence	92%	90%	89%	89%
Second/vacation home	3	4	4	4
Investor	5	6	7	7
Total	100%	100%	100%	100%
FICO credit score at origination:
< 620	* %	* %	1%	1%
620 to < 660	3	6	5	5
660 to < 680	3	5	4	5
680 to < 700	6	9	7	7
700 to < 740	22	24	21	21
>= 740	66	56	62	61
Total	100%	100%	100%	100%
Weighted average	753	742	747	746
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	75%	65%	76%	76%
43.01% to 45%	9	10	9	9
Greater than 45%	16	25	15	15
Total	100%	100%	100%	100%
Weighted average	35%	38%	35%	35%
Loan purpose:
Purchase	36%	66%	44%	45%
Cash-out refinance	24	20	20	19
Other refinance	40	14	36	36
Total	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	13%	13%	15%	15%
Northeast	12	14	17	17
Southeast	21	24	22	22
Southwest	21	22	18	18
West	33	27	28	28
Total	100%	100%	100%	100%
Origination year:
2014 and prior			36%	38%
2015			8	8
2016			13	14
2017			11	12
2018			10	11
2019			18	17
2020			4	—
Total			100%	100%
* Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae First Quarter 2020 Form 10-Q	30

MD&A | Single-Family Business
(1)Second-lien mortgage loans held by third parties are not reflected in the original LTV or the estimated mark-to-market LTV ratios in this table.
(2)Calculated based on the unpaid principal balance of single-family loans for each category at time of acquisition.
(3)Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.
(4)The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.
(5)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.
(6)Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate loans have maturities equal to or less than 15 years.
(7)Excludes loans for which this information is not readily available.
(8)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Characteristics of our New Single-Family Loan Acquisitions
The share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans increased in the first quarter of 2020 compared with the first quarter of 2019, primarily due to a lower interest-rate environment, which encouraged refinance activity. Typically, refinance loans have lower LTV ratios than home purchase loans. This trend contributed to a decrease in the percentage of our single-family loan acquisitions with LTV ratios over 90%—from 26% in the first quarter of 2019 to 15% in the first quarter of 2020.
Our share of acquisitions of loans with DTI ratios above 45% decreased in the first quarter of 2020 compared with the first quarter of 2019. This decrease was driven in part by changes in our eligibility guidelines implemented in 2019 to further limit risk layering, particularly with respect to loans with DTI ratios above 45%, as well as a higher volume of refinance loan acquisitions.
For a discussion of factors that may impact the credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2019 Form 10-K. In this section of our 2019 Form 10-K, we also provide more information on the credit characteristics of loans in our single-family conventional guaranty book of business, including Home Affordable Refinance Program® (“HARP®”) and Refi PlusTM loans, jumbo-conforming and high-balance loans, reverse mortgages and mortgage products with rate resets.

Fannie Mae First Quarter 2020 Form 10-Q	31

MD&A | Single-Family Business
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
Single-Family Credit Enhancement
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. We generally achieve this through primary mortgage insurance. We also enter into various other types of transactions in which we transfer mortgage credit risk to third parties.
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. For a description of primary mortgage insurance and the other types of credit enhancements specified in the table, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” in our 2019 Form 10-K. For a discussion of our exposure to and management of the institutional counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Note 13, Concentrations of Credit Risk” in our 2019 Form 10-K and “Note 10, Concentrations of Credit Risk” in this report. Also see “Risk Factors” in our 2019 Form 10-K and in this report.

Single-Family Loans with Credit Enhancement
	As of
	March 31, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$658	22%	$653	22%
Connecticut Avenue Securities	916	31	919	31
Credit Insurance Risk Transfer	307	10	275	10
Lender risk-sharing	148	5	147	5
Less: Loans covered by multiple credit enhancements	(456)	(15)	(438)	(15)
Total single-family loans with credit enhancement	$1,573	53%	$1,556	53%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2019 Form 10-K, we have three primary single-family credit risk transfer programs: Connecticut Avenue Securities, Credit Insurance Risk Transfer, and lender risk-sharing. In March 2020, FHFA directed us to wind down our single-family lender risk-sharing transactions by the end of this year. We continually evaluate our credit risk transfer transactions which, in addition to managing our credit risk, also affect our returns on capital under FHFA’s conservatorship capital requirements. We discuss FHFA’s proposed capital rule in “Business—Charter Act and Regulation—GSE Act and Other Legislation” in our 2019 Form 10-K.
During the first quarter of 2020, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $118 billion at the time of the transactions. As of March 31, 2020, approximately 46% of the loans in our single-family conventional guaranty book of business, measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction.
In recent weeks, we have been significantly restricted in our ability to enter into credit risk transfer transactions due to detrimental market conditions as a result of the COVID-19 outbreak. We do not anticipate being able to enter into such transactions until market conditions improve. See “Risk Factors” in this report for additional information on the risks associated with the current limitations on our ability to enter into credit risk transfer transactions.

Fannie Mae First Quarter 2020 Form 10-Q	32

MD&A | Single-Family Business
The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to March 31, 2020
(Dollars in billions)
Senior	Fannie Mae(1)				Initial Reference Pool(5)
	$2,079

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$2	$12	$41	$4	$2,156

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$6	$3

Outstanding as of March 31, 2020
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(5)(7)
	$1,361

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$1	$10	$25	$4	$1,418

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$6	$2
(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $3 billion outstanding as of March 31, 2020.
(4)For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.
(5)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(6)For CAS transactions, “First Loss” represents all B tranche balances.
(7)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,371 billion as of March 31, 2020.

Fannie Mae First Quarter 2020 Form 10-Q	33

MD&A | Single-Family Business
The following table displays the approximate cash paid or transferred to investors for these credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Three Months Ended March 31,
	2020	2019
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$261	$229
CIRT transactions	102	85
Lender risk-sharing transactions	81	48
(1)Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS credit-linked notes (“CLN”) transactions. CAS REMICs are Connecticut Avenue Securities that are structured as notes issued by trusts that qualify as REMICs. CAS CLNs are similar to CAS REMICs with the exception that loans underlying the transactions were not tagged for use in a REMIC transaction at the time of acquisition.
Once we are able to resume credit risk transfer transactions, we will evaluate loans in our single-family guaranty book of business without credit enhancement to determine if it makes economic sense to include them in a future CAS or CIRT transaction. The following table displays the primary characteristics of the loans in our single-family conventional guaranty book of business currently without credit enhancement.

Single-Family Loans without Credit Enhancement
	As of
	March 31, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$749	25%	$736	25%
Pre-credit risk transfer program inception(2)	583	20	608	20
Recently acquired(3)	335	11	287	10
Other(4)	241	8	246	8
Less: Loans in multiple categories	(504)	(17)	(481)	(16)
Total single-family loans currently without credit enhancement	$1,404	47%	$1,396	47%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi Plus loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of March 31, 2020 or December 31, 2019.

Fannie Mae First Quarter 2020 Form 10-Q	34

MD&A | Single-Family Business
Single-Family Problem Loan Management
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Problem Loan Management” in our 2019 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related disclosures. The discussion below updates some of that information.
Delinquency
The table below displays the delinquency status of loans and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business, based on the number of loans. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process.
As described above in “Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—COVID-19 Temporary Servicing Policies,” pursuant to the CARES Act, for purposes of reporting to the credit bureaus, servicers must report a borrower receiving a COVID-19-related payment accommodation, such as a forbearance plan or loan modification, as current if his or her loan was current prior to receiving the accommodation. For purposes of our Form 10-Q and related public disclosures regarding the delinquency status of the loans in our guaranty book of business, we will continue to report loans receiving COVID-19-related payment forbearance as delinquent according to the contractual terms of the loan.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2020	December 31, 2019	March 31, 2019
Delinquency status:
30 to 59 days delinquent	1.31%	1.27%	1.32%
60 to 89 days delinquent	0.32	0.35	0.35
Seriously delinquent (“SDQ”)	0.66	0.66	0.74
Percentage of SDQ loans that have been delinquent for more than 180 days	51%	49%	50%
Percentage of SDQ loans that have been delinquent for more than two years	11	11	11

	For the Three Months Ended March 31,
	2020	2019
Single-family SDQ loans (number of loans):
Beginning balance	112,434	130,440
Additions	47,756	52,679
Removals:
Modifications and other loan workouts	(9,714)	(12,527)
Liquidations and sales	(9,634)	(11,830)
Cured or less than 90 days delinquent	(29,087)	(32,746)
Total removals	(48,435)	(57,103)
Ending balance	111,755	126,016
Our single-family serious delinquency rate remained relatively flat as of March 31, 2020 compared with December 31, 2019 and March 31, 2019.
While our single-family delinquency rates have been low in recent periods, we expect current and future declines in economic activity and resulting higher unemployment rates due to the COVID-19 outbreak will likely lead to significantly higher rates of delinquencies.
Certain higher-risk loan categories, such as Alt-A loans, loans with mark-to-market LTV ratios greater than 100%, and our 2005 through 2008 loan vintages, continue to exhibit higher-than-average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 3% of our single-family book of business as of March 31, 2020, but constituted 32% of our seriously delinquent single-family loans as of March 31, 2020 and drove 26% of our single-family credit losses in the first quarter of 2020. In addition, loans in certain judicial foreclosure states such as

Fannie Mae First Quarter 2020 Form 10-Q	35

MD&A | Single-Family Business
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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2020			December 31, 2019			March 31, 2019
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	7%	0.33%	19%	6%	0.32%	19%	6%	0.34%
Florida	6	8	0.83	6	8	0.84	6	9	1.03
Illinois	4	6	0.91	4	6	0.91	4	6	0.98
New Jersey	3	5	1.13	3	5	1.13	3	5	1.32
New York	5	8	1.19	5	8	1.18	5	8	1.38
All other states	63	66	0.64	63	67	0.64	63	66	0.71
Product type:
Alt-A(2)	1	9	2.95	2	9	2.95	2	11	3.31
Vintages:
2004 and prior	2	20	2.48	2	20	2.48	3	23	2.68
2005-2008	3	32	4.11	4	33	4.11	4	38	4.50
2009-2020	95	48	0.35	94	47	0.35	93	39	0.33
Estimated mark-to-market LTV ratio:
<= 60%	53	52	0.53	54	52	0.53	54	48	0.56
60.01% to 70%	17	17	0.80	17	17	0.80	18	17	0.84
70.01% to 80%	17	14	0.74	16	14	0.75	16	14	0.87
80.01% to 90%	8	9	0.96	8	9	1.00	8	10	1.16
90.01% to 100%	5	4	0.85	5	4	0.86	4	5	1.21
Greater than 100%	*	4	10.06	*	4	10.14	*	6	9.35
Credit enhanced:(3)
Primary MI & other(4)	22	26	0.95	22	26	0.96	21	26	1.07
Credit risk transfer(5)	46	17	0.29	45	16	0.27	42	10	0.24
Non-credit enhanced	47	65	0.77	47	66	0.79	52	69	0.83
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)For a description of our Alt-A loan classification criteria, see “MD&A—Glossary of Terms Used in This Report” in our 2019 Form 10-K.
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2020 was 53%.
(4)Refers to loans included in an agreement used to reduce credit risk by requiring primary mortgage insurance, collateral, letters of credit, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss. Excludes loans covered by credit risk transfer transactions unless such loans are also covered by primary mortgage insurance.

Fannie Mae First Quarter 2020 Form 10-Q	36

MD&A | Single-Family Business
(5)Refers to loans included in reference pools for credit risk transfer transactions, including loans in these transactions that are also covered by primary mortgage insurance. For CAS and some lender risk-sharing transactions, this represents outstanding unpaid principal balance of the underlying loans on the single-family mortgage credit book, not the outstanding reference pool, as of the specified date. Loans included in our credit risk transfer transactions have all been acquired since 2009.
Loan Workout Metrics
Our loan workouts reflect:
•home retention solutions, including loan modifications, repayment plans and forbearances; and
•foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure.
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type for the first quarter of 2019 compared with the first quarter of 2020, as well as the number of loan workouts for each period.

Loan Workout Activity
(Dollars in billions)

15.9
$2.6
$0.2
$2.4
12.0
$2.0
$0.1
$1.9
Q1 2019
Q1 2020
Home retention solutions¹
Foreclosure alternatives²
Number of loan workouts (in thousands)

(1)Consists of loan modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent. Excludes trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment and forbearance plans that have been initiated but not completed. There were approximately 18,100 loans in a trial modification period as of March 31, 2020.
(2)Consists of short sales and deeds-in-lieu of foreclosure.
The decline in home retention solutions in the first quarter of 2020 compared with the first quarter of 2019 was primarily driven by improved loan performance. We expect the amount of our home retention solutions to increase in future periods due to the forbearance programs we are offering borrowers experiencing financial hardship due to the COVID-19 outbreak.

Fannie Mae First Quarter 2020 Form 10-Q	37

MD&A | Single-Family Business
REO Management
If a loan defaults, we acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our foreclosure activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Three Months Ended March 31,
	2020	2019
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	17,501	20,156
Acquisitions by geographic area:(2)
Midwest	944	1,261
Northeast	890	1,457
Southeast	1,148	1,746
Southwest	545	821
West	248	510
Total REO acquisitions(1)	3,775	5,795
Dispositions of REO	(4,987)	(6,953)
End of period inventory of single-family REO properties(1)	16,289	18,998
Carrying value of single-family REO properties (dollars in millions)	$2,129	$2,404
Single-family foreclosure rate(3)	0.09%	0.14%
REO net sales price to unpaid principal balance(4)	82%	77%
Short sales net sales price to unpaid principal balance(5)	79%	75%
(1)Includes acquisitions through foreclosure and deeds-in-lieu of foreclosure. Also includes held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”
(2)See footnote 8 to the “Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” table for states included in each geographic region.
(3)Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family conventional guaranty book of business as of the end of each period.
(4)Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate unpaid principal balance of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing.
(5)Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective periods divided by the aggregate unpaid principal balance of the related loans. Net sales price includes borrower relocation incentive payments and subordinate lien(s) negotiated payoffs.
The decline in single-family REO properties in the first quarter of 2020 compared with the first quarter of 2019 was primarily due to a reduction in REO acquisitions from serious delinquencies aged greater than 180 days, driven by improved loan performance and the continued sale of nonperforming loans.
Pursuant to the CARES Act, except in the case of vacant or abandoned properties, our servicers are currently prohibited from completing foreclosures on our single-family loans through at least May 17, 2020. In addition, many states have enacted foreclosure moratoriums that extend either beyond the CARES Act timeframe or until further notice.
Other Single-Family Credit Information
Single-Family Credit Loss Metrics and Loan Sale Performance
The amount of credit loss we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations and write-offs, net of recoveries. Our credit loss metrics are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our credit loss metrics may be useful to stakeholders because they are presented as a percentage of our conventional guaranty book of business and represent our incurred credit losses.
We have revised the presentation of our single-family credit loss metrics in connection with our implementation of the CECL standard in January 2020, principally by separating the line item previously referred to as “Charge-offs, net of recoveries” into the following three line items: “Write-offs,” “Recoveries” and “Write-offs on the redesignation of mortgage loans from HFI to HFS.” Because sales of nonperforming and reperforming loans have been an important part of our credit loss mitigation

Fannie Mae First Quarter 2020 Form 10-Q	38

MD&A | Single-Family Business
strategy in recent periods, we also provide information on our loan sale performance in the table below through the “Gains (losses) on sales and other valuation adjustments” line item, which shows our gains and/or losses realized on the sale of nonperforming and reperforming loans during the period as well as any lower-of-cost-or-market adjustments (“LOCOM”) related to loans held for sale.
As a result of the COVID-19 outbreak, there has been insufficient investor interest in sales of our nonperforming and reperforming loans in recent weeks. As a result, we do not anticipate entering into any new contracts for sales of nonperforming or reperforming loans until market conditions improve.

The table below displays the components of our single-family credit loss metrics and loan sale performance.

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Three Months Ended March 31,
	2020			2019
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Write-offs	$(65)			$(146)
Recoveries	14			60
Foreclosed property expense	(78)			(143)
Credit losses and credit loss ratio	(129)	1.7	bps	(229)	3.2	bps
Write-offs on the redesignation of mortgage loans from HFI to HFS	(9)			(240)
Gains (losses) on sales and other valuation adjustments(2)	(167)			23
Total credit losses, write-offs on redesignations, and gains (losses) on sales and other valuation adjustments, and related ratio	$(305)	4.1	bps	$(446)	6.1	bps
(1)Basis points are calculated based on the amount of each line item annualized divided by the average single-family conventional guaranty book of business during the period.
(2)Consists of the temporary LOCOM adjustments on HFS loans and gains (losses) realized on the sales of mortgage loans during the period, which are recognized in “Investment gains (losses), net” in our condensed consolidated financial statements.
Our single-family credit losses and credit loss ratio decreased in the first quarter of 2020 compared with the first quarter of 2019 primarily due to reduced foreclosures and foreclosure alternatives and lower write-off severity rates due to continued home price appreciation.
Our single-family write-offs on redesignations, and gains (losses) on sales and other valuation adjustments decreased in the first quarter of 2020 compared with the first quarter of 2019 due to fewer redesignations of mortgage loans from HFI to HFS, which resulted in lower write-off activity, partially offset by LOCOM adjustments driven by price declines on our HFS loans.
We do not expect a substantial increase in our single-family credit losses in the near term as a result of the COVID-19 outbreak, as we are currently offering up to 12 months of forbearance to single-family borrowers suffering financial hardship relating to the COVID-19 outbreak and have suspended foreclosures and foreclosure-related activities for single-family properties through at least May 17, 2020; however, the COVID-19 outbreak is likely to result in higher single-family credit losses over the longer term. See “Risk Factors” for additional information.
For information on our credit-related income or expense, which includes changes in our allowance, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Single-Family Business Financial Results.”

Fannie Mae First Quarter 2020 Form 10-Q	39

MD&A | Single-Family Business
Single-Family Loss Reserves
Our single-family loss reserves, which include our allowance for loan losses and reserve for guaranty losses, provide for an estimate of credit losses in our single-family guaranty book of business. For periods beginning January 1, 2020, our measurement of loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard and requires consideration of a broader range of reasonable and supportable forecast information to develop credit loss estimates. For the prior period, single-family loss reserves were measured using an incurred loss impairment methodology for loans that are collectively evaluated for impairment. For further details on our previous single-family loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies” in our 2019 Form 10-K.
The table below summarizes the changes in our single-family loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our benefit (provision) for credit losses see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Single-Family Loss Reserves
	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(8,779)	$(14,007)
Transition impact from the adoption of the CECL standard	(1,231)	—
Benefit (provision) for credit losses	(2,170)	661
Write-offs	74	386
Recoveries	(14)	(60)
Other	28	1
Ending balance	$(12,092)	$(13,019)

Write-offs, net of recoveries as a percentage of the average single-family conventional guaranty book of business (in bps)	0.8	4.5

	As of
	March 31, 2020	December 31, 2019
Loss reserves as a percentage of single-family:
Conventional guaranty book of business	0.41%	0.30%
Nonaccrual loans at amortized cost	42.68	30.58

Fannie Mae First Quarter 2020 Form 10-Q	40

MD&A | Single-Family Business
Troubled Debt Restructurings and Nonaccrual Loans
The tables below display the single-family loans classified as TDRs that were on accrual status and single-family loans on nonaccrual status. The tables include our amortized cost in HFI and HFS single-family mortgage loans as well as interest income forgone and recognized for on-balance sheet TDRs on accrual status and nonaccrual loans. For information on the impact of TDRs and nonaccrual loans see “Note 3, Mortgage Loans.”
Pursuant to the CARES Act, we have elected to temporarily suspend the accounting for TDRs under GAAP for certain loss mitigation activities, including forbearance and loan modifications, related to the COVID-19 pandemic that occur between March 1, 2020 through the earlier of December 31, 2020 or 60 days after the date on which the COVID-19 outbreak national emergency terminates, as long as the loan was not more than 30 days delinquent as of December 31, 2019. Accordingly, we do not expect an increase in our TDRs in 2020. See “Note 1, Summary of Significant Accounting Policies” for additional information on our accounting for TDRs.

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
TDRs on accrual status	$80,952	$81,634
Nonaccrual loans	28,335	28,708
Total TDRs on accrual status and nonaccrual loans	$109,287	$110,342
Accruing on-balance sheet loans past due 90 days or more(1)	$178	$191

	For the Three Months Ended March 31,

	2020	2019
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$406	$521
Interest income recognized(3)	1,068	1,272
(1)Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. The majority of these amounts consist of loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default.
(2)Represents the amount of interest income we did not recognize, but would have recognized during the period for nonaccrual loans and TDRs on accrual status as of the end of each period had the loans performed according to their original contractual terms.
(3)Primarily includes amounts accrued while the loans were performing and cash payments received on nonaccrual loans.
Multifamily Business

Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities.
This section supplements and updates information regarding our Multifamily business segment in our 2019 Form 10-K. See “MD&A—Multifamily Business” in our 2019 Form 10-K for additional information regarding the primary business activities, customers, competition and market share of our Multifamily business.
Multifamily Mortgage Market
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained relatively stable throughout most of the first quarter of 2020, since the onset of the COVID-19 outbreak did not begin impacting most local economies until mid- to late- March 2020.
•Vacancy rates. Based on preliminary third-party data, the estimated national multifamily vacancy rate for institutional investment-type apartment properties was 5.8% as of March 31, 2020, compared with 5.5% as of December 31, 2019 and March 31, 2019. The estimated national multifamily vacancy rate remains below its average rate of about 6.0% over the last 10 years.
•Rents. Effective rents are estimated to have increased by 0.5% in the first quarter of 2020, compared to an estimated 0.3% in the fourth quarter of 2019 and an estimated 0.5% in the first quarter of 2019.

Fannie Mae First Quarter 2020 Form 10-Q	41

MD&A | Multifamily Business
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas. According to the latest third-party estimate, approximately 494,000 new multifamily units are expected to be completed in 2020; however, we believe the amount of new multifamily units in 2020 likely will be lower than this estimate due to the ongoing supply chain disruptions, coupled with the current social distancing restrictions and stay-at-home orders in place across the country.
Although multifamily fundamentals remained positive in the first quarter of 2020, we expect the multifamily sector to be negatively impacted in 2020 from rising vacancy rates, as well as from declining or negative rent growth due to the economic dislocation resulting from the COVID-19 outbreak. While we expect vacancy rates to rise, we believe the increase is likely to be modest as tenants will be less likely to move given the recent declines in employment rates, the stay-at-home orders currently in place across the country, and the eviction moratoriums in place in many localities.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Over 90% of the multifamily units we financed in the first quarter of 2020 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.
FHFA’s 2020 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $100 billion for the five-quarter period from October 1, 2019 through December 31, 2020. In addition, FHFA directed that at least 37.5% of our multifamily business during that time period must be mission-driven, affordable housing, pursuant to FHFA’s guidelines for mission-driven loans. Our multifamily new business volume was $18.1 billion for the fourth quarter of 2019 and $14.1 billion for the first quarter of 2020, leaving $67.8 billion of capacity remaining under our current multifamily volume cap for the remainder of 2020.
Presentation of Our Multifamily Guaranty Book of Business
For purposes of the information reported in this “Multifamily Business” section, we measure our multifamily guaranty book of business using the unpaid principal balance of mortgage loans underlying Fannie Mae MBS. By contrast, the multifamily guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, the following chart displays our multifamily guaranty book of business.

Fannie Mae First Quarter 2020 Form 10-Q	42

MD&A | Multifamily Business
Multifamily Guaranty Book of Business
(Dollars in billions)

Unpaid principal balance of multifamily guaranty book of business(1)

Average charged guaranty fee rate on multifamily guaranty book of business (in basis points), at end of period

(1)Our multifamily guaranty book of business primarily consists of multifamily mortgage loans underlying Fannie Mae MBS outstanding, multifamily mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on multifamily mortgage assets. It does not include non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.
Our average charged guaranty fee rate has trended downward from 2019 to 2020, driven by competitive market pressure on guaranty fees charged on newly acquired multifamily loans. Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the reasonableness of our annual compensation rate for the multifamily credit risk we manage.
Multifamily Business Financial Results(1)

	For the Three Months Ended March 31,
	2020	2019	Variance
	(Dollars in millions)
Net interest income	$806	$757	$49
Fee and other income	156	28	128
Net revenues	962	785	177
Fair value gains, net	184	56	128
Administrative expenses	(120)	(113)	(7)
Credit-related expense(2)	(413)	(8)	(405)
Credit enhancement expense	(19)	(4)	(15)
Other income (expenses), net(3)	(102)	2	(104)
Income before federal income taxes	492	718	(226)
Provision for federal income taxes	(99)	(143)	44
Net income	$393	$575	$(182)
(1)See “Note 1, Summary of Significant Accounting Policies” for more information about the change in presentation to our yield maintenance fees. Prior period amounts have been adjusted to reflect the current year change in presentation.
(2)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related expense for the three months ended March 31, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(3)Consists of investment gains or losses, gains or losses from partnership investments, and other income or expenses.

Fannie Mae First Quarter 2020 Form 10-Q	43

MD&A | Multifamily Business
Net Interest Income
Multifamily net interest income is primarily driven by guaranty fee income. Guaranty fee income increased in the first quarter of 2020 as compared with the first quarter of 2019 as a result of growth in the size of our multifamily guaranty book of business, partially offset by a decrease in average charged guaranty fees on the multifamily guaranty book.
Fee and Other Income
Fee and other income increased in the first quarter of 2020 as compared with the first quarter of 2019, primarily as a result of an increase in our credit enhancement benefits from our multifamily DUS loss-sharing arrangements, which were driven by an increase in our estimated credit losses due to the COVID-19 outbreak. Prior to the adoption of the CECL standard in January 2020, the mitigating impact of our DUS loss-sharing arrangements was a component of credit-related expense.
Fair Value Gains, Net
Depending on portfolio activity, our multifamily mortgage commitment derivatives may be in a net-buy or net-sell position during any given period. Fair value gains in the first quarter of 2020 and the first quarter of 2019 were primarily driven by gains on commitments to buy multifamily mortgage-related securities as a result of increases in prices as interest rates declined during the commitment periods.
Credit-Related Expense
Credit-related expense for the first quarter of 2020 was primarily driven by an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 outbreak using an expected lifetime loss methodology consistent with our implementation of the CECL standard.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for more information on our multifamily provision for credit losses.
Multifamily Mortgage Credit Risk Management
This section updates our discussion of multifamily mortgage credit risk management in our 2019 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
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
To address possible fluctuations in borrower income and expenses resulting from the COVID-19 outbreak, we may institute additional reserve requirements for new multifamily loan acquisitions depending on the product type, as well as LTV ratios and DSCRs.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	March 31, 2020	December 31, 2019	March 31, 2019
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	11	11	12
Full interest-only loans	27	27	25
Partial interest-only loans(1)	51	51	49
(1)Consists of mortgage loans that were underwritten with an interest-only term, regardless of whether the loan is currently in its interest-only period.
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K. Information in our quarterly financial supplements is not incorporated by reference into this report.

Fannie Mae First Quarter 2020 Form 10-Q	44

MD&A | Multifamily Business
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
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. As of March 31, 2020 and December 31, 2019, 98% of the unpaid principal balance in our multifamily guaranty book of business had front-end lender risk-sharing.
To complement our front-end lender risk-sharing, we also engage in back-end credit risk transfer transactions through our multifamily CIRT (“MCIRT”) and Multifamily Connecticut Avenue Securities™ (“MCAS”) transactions. Through these transactions, we transfer a portion of credit risk associated with Fannie Mae losses on a reference pool of multifamily mortgage loans.
While we were able to enter into both an MCIRT and MCAS transaction in the first quarter of 2020, due to the COVID-19 outbreak we may not be able to enter into additional transactions until market conditions improve. See “Risk Factors” in this report for additional information on the risks associated with the current limitations on our ability to enter into credit risk transfer transactions. We expect to continue entering into front-end lender risk-sharing arrangements, primarily through our DUS program.
The table below displays the number of transactions and unpaid principal balance of multifamily mortgage loans covered by a back-end credit risk transfer transaction at the time of issuance. The table also includes the total unpaid principal balance of multifamily loans and percentage of our multifamily guaranty book of business that are covered by a back-end credit risk transfer transaction. The table does not reflect front-end lender risk-sharing arrangements, as only a small portion of our multifamily guaranty book of business does not include these arrangements.

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	Year-to-date 2020		Since Inception
	Number of Back-End Credit Risk Transfer Transactions	Unpaid Principal Balance Covered at Issuance	Number of Back-End Credit Risk Transfer Transactions	Unpaid Principal Balance Covered at issuance
	(Dollars in millions)
MCIRT	1	$8,720	8	$80,617
MCAS	1	12,212	2	29,293
Total	2	$20,932	10	$109,910

	As of
	March 31, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$74,802	22%	$66,851	20%
MCAS	29,227	8	17,077	5
Total unpaid principal balance of multifamily loans in back-end credit risk transfer transactions	$104,029	30%	$83,928	25%
For more information on our multifamily credit-risk sharing transactions and their impact on our conservatorship capital requirements, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” in our 2019 Form 10-K.
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

Fannie Mae First Quarter 2020 Form 10-Q	45

MD&A | Multifamily Business
heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of March 31, 2020, and December 31, 2019. Our estimates of current DSCRs are based on the latest available income information for these properties and exclude co-op loans. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer.
In addition to the factors discussed above, we track the following credit risk characteristics to determine loan credit quality indicators, which are the internal risk categories we use and which are further discussed in “Note 3, Mortgage Loans:”
•the physical condition of the property;
•delinquency status;
•the relevant local market and economic conditions that may signal changing risk or return profiles; and
•other risk factors.
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
Multifamily Problem Loan Management and Foreclosure Prevention
COVID-19 Forbearance and Eviction Moratorium
We have delegated to our lenders the authority to execute a forbearance agreement with a multifamily borrower experiencing a documented financial hardship due to the COVID-19 outbreak for up to 3 monthly payments beginning with the first missed monthly payment occurring after February 1, 2020. Lenders may grant forbearances for any one or more monthly payments, but are only delegated to do so for up to 3 months. The borrower is required to bring the mortgage loan current within 12 months after the end of the forbearance period. The borrower is also required to suspend all tenant evictions for nonpayment of rent for any reason until the later of July 25, 2020 (120 days after the enactment of the CARES Act) or the months of actual payment forbearance, or as required by local law.
Delinquency Statistics on our Problem Loans
The percentage of our multifamily loans categorized as substandard based on the characteristics mentioned above remained at historically low levels as of March 31, 2020 and December 31, 2019. Substandard loans are loans that have a well-defined weakness that could impact the timely full repayment. While the vast majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of the full substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
The multifamily serious delinquency rate was 0.05% as of March 31, 2020, compared with 0.04% as of December 31, 2019 and 0.07% as of March 31, 2019. Our multifamily seriously delinquent rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance expressed as a percentage of our multifamily guaranty book of business.
We expect our population of substandard loans and our multifamily serious delinquency rate to increase due to the COVID-19 outbreak as the majority of loans on forbearance will be considered substandard and seriously delinquent.
REO Management
The number of multifamily foreclosed properties held for sale was 12 properties with a carrying value of $84 million as of March 31, 2020, compared with 12 properties with a carrying value of $72 million as of December 31, 2019.

Fannie Mae First Quarter 2020 Form 10-Q	46

MD&A | Multifamily Business

Other Multifamily Credit Information
Multifamily Credit Loss Performance Metrics
The amount of credit loss or income we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity and write-offs, net of recoveries. Our credit loss performance metrics are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our credit losses and our credit losses, net of loss-sharing benefit, may be useful to stakeholders because they display our credit losses in the context of our guaranty book of business, including the benefit we receive from loss-sharing arrangements. Management views credit losses net of loss-sharing benefit as a key metric related to our business model and our strategy to share credit risk.
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate. Our multifamily guaranty book of business has experienced very low levels of write-offs in the past several years, which in some periods has resulted in credit income rather than losses, and drives variability in our write-off severity rate.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Write-offs	$(20)	$—
Recoveries	1	—
Foreclosed property income (expense)	(2)	3
Credit income (losses)(1)	(21)	3
Freestanding loss-sharing benefit(2)	3	N/A
Credit income (losses) net of freestanding loss-sharing benefit	$(18)	$3

Credit (income) loss ratio(1)(3) (in bps)	2.5	(0.4)
Credit (income) loss ratio, net of freestanding loss-sharing benefit(2)(3) (in bps)	2.1	N/A
Multifamily initial write-off severity rate(4)	23.3%	—%
Multifamily loan write-off count	3	—
(1)Credit income is the result of net gains on the sale of foreclosed properties.
(2)Includes expected benefit of freestanding credit enhancements, primarily multifamily DUS lender-risk sharing transactions, which are recorded in “Fee and other income” in our condensed consolidated statements of operations. Prior to the adoption of the CECL standard, benefits from lender risk-sharing transactions were included in the benefit (provision) for credit losses in our condensed consolidated statements of operations and comprehensive income.
(3)Calculated based on the annualized amount of credit income (losses), and credit losses net of freestanding loss-sharing benefit, divided by the average multifamily guaranty book of business during the period.
(4)Rate is calculated as the initial write-off amount divided by the average defaulted unpaid principal balance. The rate includes write-offs pursuant to the provisions of the Advisory Bulletin and excludes any costs, gains or losses associated with REO after initial acquisition through final disposition. Write-offs are net of lender loss sharing agreements. Recoveries primarily include amounts accrued while the loans were performing and cash payments received on nonaccrual loans.
We do not expect a significant increase in our multifamily credit losses in the next six months as a result of the COVID-19 outbreak due to the forbearance we are currently offering described above; however, the COVID-19 outbreak will likely result in higher multifamily credit losses over the longer term. See “Risk Factors” for additional information.
Multifamily Loss Reserves
Our multifamily loss reserves, which include our allowance for loan losses and reserve for guaranty losses, provide for an estimate of credit losses in our multifamily guaranty book of business. For periods beginning January 1, 2020, our measurement of loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard and requires consideration of a broader range of reasonable and supportable forecast information to develop credit loss estimates. For the prior period, multifamily loss reserves were measured using an incurred loss methodology. For further details on our previous multifamily loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies” in our 2019 Form 10-K.

Fannie Mae First Quarter 2020 Form 10-Q	47

MD&A | Multifamily Business

The table below summarizes the changes in our multifamily loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our provision for credit losses see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Multifamily Loss Reserves
	For the Three Months Ended March 31,
	2020	2019

Changes in loss reserves:
Beginning balance	$(268)	$(245)
Transition impact from the adoption of the CECL standard(1)	(490)	—
Provision for credit losses	(410)	(11)
Write-offs	20	—
Recoveries	(1)	—
Ending balance	$(1,149)	$(256)

Expected benefit of freestanding credit enhancements on multifamily loans not netted against loss reserves as of the end of the period(2)	$347	N/A

	As of
	March 31, 2020	December 31, 2019
Loss reserves as a percentage of multifamily guaranty book of business	0.33%	0.08%
(1)Includes the transition impact of $221 million for the reclassification of freestanding credit enhancements, such as DUS lender risk-sharing, to “Other assets” from “Allowance for loan losses” on our condensed consolidated balance sheets.
(2)Prior to our adoption of the CECL standard, benefits for freestanding credit enhancements were netted against our multifamily loss reserves, which for March 31, 2019 was $100 million. As of January 1, 2020 these credit enhancements are recorded in “Other assets” in our condensed consolidated balance sheets.
Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the multifamily loans classified as TDRs that were on accrual status and multifamily loans on nonaccrual status. The table includes our amortized cost in HFI mortgage loans, as well as interest income forgone and recognized for on-balance sheet TDRs on accrual status and nonaccrual loans. For more information on our accounting policies for nonaccrual loans and TDRs, as well as accounting relief for certain eligible TDRs pursuant to the CARES Act, see “Note 1, Summary of Significant Accounting Policies.”

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
TDRs on accrual status	$58	$66
Nonaccrual loans (1)	95	439
Total TDRs on accrual status and nonaccrual loans	$153	$505

	For the Three Months Ended March 31,

	2020	2019
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$1	$7
Interest income recognized(3)	1	—
(1)As of January 1, 2020, we place a multifamily loan on nonaccrual status when the loan becomes two months or more past due according to its contractual terms unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured. As a result, the population of loans classified as nonaccrual declined as a substantial amount of these loans were current and had been

Fannie Mae First Quarter 2020 Form 10-Q	48

MD&A | Multifamily Business

previously individually impaired, but were not two months or more past due.
(2)Represents the amount of interest income we did not recognize, but would have recognized during the period for nonaccrual loans and TDRs on accrual status as of the end of each period had the loans performed according to their original contractual terms.
(3)Represents interest income recognized during the period, including the amortization of any deferred cost basis adjustments, for loans classified as either nonaccrual loans or TDRs on accrual status as of the end of each period. Primarily includes amounts accrued while the loans were performing.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2019 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2019 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. Also see “Risk Factors—Liquidity and Funding Risk” in our 2019 Form 10-K and “Risk Factors” in this report for a discussion of liquidity and funding risks, including potential impacts of the COVID-19 outbreak.
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. The increase in our short-term and long-term debt during the first quarter of 2020 was primarily to support refinancing activity and in anticipation of future potential liquidity needs as a result of market dislocations caused by the COVID-19 outbreak as discussed below.
Debt of Fannie Mae(1)
(Dollars in billions)

Fannie Mae First Quarter 2020 Form 10-Q	49

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	March 31, 2020	December 31, 2019
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.71%	1.56%
Interest rate on long-term debt, including portion maturing within one year	2.43%	2.86%
Interest rate on callable long-term debt	3.55%	3.39%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	162	137
Weighted-average maturity of debt maturing in more than one year (in months)	54	66
Other Data
Outstanding callable long-term debt	$31.3	$38.5
Connecticut Avenue Securities debt(2)	$19.5	$21.4
(1)Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis adjustments and fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts include unamortized cost basis adjustments and fair value adjustments of $647 million and $28 million as of March 31, 2020 and December 31, 2019, respectively.
(2)Represents CAS debt issued prior to November 2018. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2019 Form 10-K and in this report for information regarding our Connecticut Avenue Securities.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities and cash from business operations.
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
The market dislocations relating to the COVID-19 outbreak have affected both our debt funding needs and debt funding activity. We significantly increased our debt issuances in the first quarter of 2020 due to increased volume in the whole loan conduit driven by a significant increase in refinance activity during the quarter, to pay off callable debt and in anticipation of potential future liquidity needs. Adverse market conditions in March limited our ability to issue debt with a maturity greater than two years. As a result, most of the debt we issued in the first quarter of 2020 had terms from three to twenty-four months. Market conditions improved in April, and we issued $3.5 billion in 5-year benchmark notes. If market conditions limit our ability to issue longer-term debt, it could require that we fund longer-term assets with short-term debt, which would increase the roll-over risk on our outstanding debt. See “Risk Factors” for additional information on the impact of the COVID-19 outbreak on our liquidity risk.
We expect our debt funding needs to increase in future periods, as significantly higher rates of loan delinquencies and an increase in forbearances and other loss mitigation activity driven by the COVID-19 outbreak require us to fund greater amounts of principal, interest, tax and insurance payments on delinquent loans and to purchase a larger volume of delinquent loans from MBS trusts. We also may continue to fund a high volume of whole loan conduit activity.
Pursuant to the terms of our senior preferred stock purchase agreement with Treasury, our aggregate indebtedness may not exceed $300 billion and our mortgage assets may not exceed $250 billion without Treasury’s prior written consent. FHFA has directed that we further cap our mortgage assets at $225 billion, as described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2019 Form 10-K. As described above, we expect our debt funding needs to increase. Depending on the extent of these funding needs and the amount of mortgage loans we purchase from MBS trusts, we may be required to obtain FHFA’s and Treasury’s prior written consent to increase our current debt limit and mortgage asset limit.

Fannie Mae First Quarter 2020 Form 10-Q	50

MD&A | Liquidity and Capital Management

Activity in Debt of Fannie Mae
	For the Three Months Ended March 31,

	2020	2019
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$160,023	$121,910
Weighted-average interest rate	1.25%	2.35%
Long-term:(1)
Amount	$39,319	$6,595
Weighted-average interest rate	0.70%	2.63%
Total issued:
Amount	$199,342	$128,505
Weighted-average interest rate	1.14%	2.36%
Paid off during the period:(2)
Short-term:
Amount	$128,792	$123,726
Weighted-average interest rate	1.52%	2.10%
Long-term:(1)
Amount	$24,164	$15,810
Weighted-average interest rate	1.88%	1.75%
Total paid off:
Amount	$152,956	$139,536
Weighted-average interest rate	1.58%	2.06%
(1)Includes credit risk-sharing securities issued as CAS debt prior to November 2018. For information on our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2019 Form 10-K and in this report.
(2)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae First Quarter 2020 Form 10-Q	51

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio increased significantly during the first quarter of 2020 due primarily to an increase in cash and cash equivalents driven by proceeds from increased debt issuances to support higher refinance activity in the whole loan conduit and potential future liquidity needs as described above, as well as proceeds from loan payoffs.

Cash and cash equivalents(1)

Federal funds sold and securities purchased under agreements to resell or similar arrangements

U.S. Treasury securities
(1) Cash equivalents are comprised of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
Cash Flows
Three Months Ended March 31, 2020. Cash, cash equivalents and restricted cash increased from $61.4 billion as of December 31, 2019 to $128.7 billion as of March 31, 2020. The increase was primarily driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the issuance of funding debt, which outpaced redemptions, primarily for the reasons described above.
Partially offsetting these cash inflows were cash outflows primarily from (1) purchases of loans held for investment and (2) payments on outstanding debt of consolidated trusts.
Three Months Ended March 31, 2019. Cash, cash equivalents and restricted cash increased from $49.4 billion as of December 31, 2018 to $52.2 billion as of March 31, 2019. The increase was primarily driven by cash inflows from (1) the net decreases in federal funds sold and securities purchased under agreements to resell or similar agreements and (2) the sale of Fannie Mae MBS to third parties.
Partially offsetting these cash inflows were cash outflows from, among other things, (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, and (2) the purchase of Fannie Mae MBS from third parties.
Credit Ratings
Our credit ratings from the major credit ratings organizations, as well as the credit ratings of the U.S. government, are primary factors that could affect our ability to access the capital markets and our cost of funds. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. Standard & Poor’s Global Ratings (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings Limited (“Fitch”) have all indicated that, if they were to lower the sovereign credit ratings on the U.S., they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities. In addition, actions by governmental entities impacting Treasury’s support for our business or our debt securities could adversely affect the credit ratings of our senior unsecured debt. See “Risk Factors—Liquidity and Funding Risk” in our 2019 Form 10-K for a discussion of the risks to our business relating to a decrease in our

Fannie Mae First Quarter 2020 Form 10-Q	52

MD&A | Liquidity and Capital Management

credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts.
The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
March 31, 2020
	S&P	Moody's	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca	C/RR6
Outlook	Stable	Stable	Stable
	(for Long-Term Senior Debt)		(for AAA rated Long-Term Issuer Default Ratings)
We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded.
Capital Management
Regulatory Capital
The deficit of our core capital over statutory minimum capital was $131.3 billion as of March 31, 2020 and $128.8 billion as of December 31, 2019. For information on our current and proposed capital requirements, see “Business—Charter Act and Regulation—GSE Act and Other Regulation” and “Note 12, Regulatory Capital Requirements” in our 2019 Form 10-K.
Capital Activity
Under the terms governing the senior preferred stock, effective with the third quarter 2019 dividend period, we will not owe dividends to Treasury until we have accumulated over $25 billion in net worth; and the aggregate liquidation preference of the senior preferred stock increases at the end of each quarter by the increase, if any, in our net worth during the immediately prior fiscal quarter, until the liquidation preference has increased by $22 billion pursuant to this provision. Accordingly, no dividends were payable to Treasury for the first quarter of 2020 and none are payable for the second quarter of 2020. Also, the aggregate liquidation preference of the senior preferred stock increased to $135.4 billion as of March 31, 2020. Because our net worth did not increase during the first quarter of 2020, the aggregate liquidation preference of the senior preferred stock will remain at $135.4 billion as of June 30, 2020. As of March 31, 2020, our net worth was $13.9 billion.
See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2019 Form 10-K for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors—GSE and Conservatorship Risk” in our 2019 Form 10-K for a discussion of the risks associated with the limit on our capital reserves.
Off-Balance Sheet Arrangements

Our off-balance sheet arrangements result primarily from the following:
•our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments, over which we do not have control;
•liquidity support transactions; and
•partnership interests.
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

Fannie Mae First Quarter 2020 Form 10-Q	53

MD&A | Off-Balance Sheet Arrangements

The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $90.5 billion as of March 31, 2020. Approximately $55.3 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers. Additionally, off-balance sheet exposure includes approximately $17.3 billion of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs; however, a portion of these Freddie Mac securities may be backed in whole or in part by Fannie Mae MBS. Therefore, our total exposure to Freddie Mac securities included in Fannie Mae REMIC collateral is likely lower. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS and other financial guarantees was $68.6 billion as of December 31, 2019. Approximately $37.8 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and $12.3 billion of this amount consisted of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. See “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.
•Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $7.0 billion as of March 31, 2020 and $7.2 billion as of December 31, 2019. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
•We make investments in various limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities. When we do not have a controlling financial interest in those entities, our condensed consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities. See “Note 2, Consolidations and Transfers of Financial Assets— Unconsolidated VIEs” for information regarding our limited partnerships and similar legal entities.
Risk Management

Our business activities expose us to the following major categories of risk: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest-rate risk), liquidity and funding risk, and operational risk (including cyber/information security risk, third-party risk and model risk), as well as strategic risk, compliance risk and reputational risk. See “MD&A—Risk Management” in our 2019 Form 10-K for a discussion of our management of these risks. This section supplements and updates that discussion but does not repeat all of the risk management categories described in our 2019 Form 10-K.
Institutional Counterparty Credit Risk Management
See “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors—Credit Risk” in our 2019 Form 10-K for a discussion of our exposure to institutional counterparty credit risk and our strategy for managing this risk. As described in “Risk Factors” in this report, the COVID-19 outbreak has increased our counterparty credit risk. Also see “Note 10, Concentrations of Credit Risk” in this report for an update on our counterparty credit risk exposure.
Market Risk Management, Including Interest-Rate Risk Management
This section supplements and updates information regarding market risk management in our 2019 Form 10-K. See “MD&A—Risk Management—Market Risk Management, Including Interest-Rate Risk Management” and “Risk Factors” in our 2019 Form 10-K for additional information, including our sources of interest-rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest-rate risk. As described in “Risk Factors” in this report, the COVID-19 outbreak has increased our market risk.
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2020 and 2019.

Fannie Mae First Quarter 2020 Form 10-Q	54

MD&A | Risk Management

The significant volatility in the financial markets makes it more challenging to manage our interest-rate risk. The volatile market conditions in recent weeks have affected our ability to rely on our models for managing interest-rate risk. The rapid changes in market conditions occurring in the current environment also requires more active interest-rate risk management to maintain our desired interest rate-risk profile, which may result in additional hedging costs.
For information on how we measure our interest-rate risk, see our 2019 Form 10-K in “MD&A—Risk Management—Market Risk Management, Including Interest-Rate Risk Management.”

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of (1)(2)
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Rate level shock:
-100 basis points	$(185)	$57
-50 basis points	(54)	11
+50 basis points	32	51
+100 basis points	88	160
Rate slope shock:
-25 basis points (flattening)	(7)	(20)
+25 basis points (steepening)	4	22

	For the Three Months Ended March 31,(1)(3)
	2020			2019
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	(0.02)	$(20)	$(32)	(0.02)	$(6)	$(48)
Minimum	(0.10)	(33)	(144)	(0.07)	(11)	(116)
Maximum	0.12	(7)	20	0.02	(1)	(11)
Standard deviation	0.04	6	31	0.02	3	22
(1)Computed based on changes in U.S. LIBOR interest-rates swap curve. Changes in the level of interest-rates assume a parallel shift in all maturities of the U.S. LIBOR interest-rate swap curve. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of 16.7 basis points for the 1-year rate (and shorter tenors) and an opposite shift of 8.3 basis points for the 30-year rate. Rate shocks for remaining maturity points are interpolated.
(2)Measured on the last business day of each period presented.
(3)Computed based on daily values during the period presented.
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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of (1)
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Before derivatives	$(177)	$(197)
After derivatives	32	51
Effect of derivatives	209	248
(1)Measured on the last business day of each period presented.

Fannie Mae First Quarter 2020 Form 10-Q	55

MD&A | Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2019 Form 10-K.
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
Allowance for Loan Losses and Adoption of the CECL Standard
The CECL standard is effective for our fiscal year beginning January 1, 2020 and impacts the measurement of our allowance for loan losses. The CECL standard reflects lifetime expected credit losses on the loans in our book of business and requires consideration of a range of reasonable and supportable forecast information to develop that estimate. We have changed our accounting policies and implemented system, model and process changes to adopt the standard.
Our allowance for loan losses is a valuation account that is deducted from the amortized cost basis of HFI loans to present the net amount expected to be collected on the loans. The allowance for loan losses reflects an estimate of expected credit losses on single-family and multifamily HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. Upon adoption, we used a discounted cash flow method to measure expected credit losses on our single-family mortgage loans and an undiscounted loss method to measure expected credit losses on our multifamily mortgage loans. The models used reasonable and supportable forecasts for key economic drivers, such as home prices (single-family), rental income (multifamily) and capitalization rates (multifamily). Our modeled loan performance is based on our historical experience of loans with similar risk characteristics adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our credit loss estimates capture the possibility of remote events that could result in credit losses on loans that are considered low risk. Our credit loss models, including the forecast data used as key inputs, are subject to our model oversight and review processes as well as other established governance and controls.
Changes to our estimate of expected credit losses, including changes due to the passage of time, are recorded through the benefit (provision) for credit losses. When calculating our allowance for loan losses, we consider only our amortized cost in the loans at the balance sheet date. We record write-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record write-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible and upon the redesignation of a seriously delinquent loan from HFI to HFS. We include expected recoveries of amounts previously written off and expected to be written off in determining our allowance for loan losses.
Our process for determining the impact of the adoption as well as the measurement of expected credit losses for the period under the new standard is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. For example, uncertainty regarding the expected impacts of the COVID-19 outbreak required significant management judgment in assessing our allowance for loan losses as of March 31, 2020.
We provide more detailed information on our accounting for the allowance for loan losses and impact of adopting the CECL standard in “Note 1, Summary of Significant Accounting Policies.” See “Risk Factors” in our 2019 Form 10-K and in this report for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.
Impact of Future Adoption of New Accounting Guidance

We identify and discuss the expected impact on our condensed consolidated financial statements of recently issued accounting guidance in “Note 1, Summary of Significant Accounting Policies.”

Fannie Mae First Quarter 2020 Form 10-Q	56

MD&A | Forward-Looking Statements

Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:
•our future financial performance, financial condition and net worth, and the factors that will affect them;
•the impact of the COVID-19 outbreak on our business, financial results, financial condition, business plans and strategies, and on mortgage market and economic conditions, and the factors that will affect the outbreak’s impact;
•expectations for, and the impact of fluctuations in our acquisition volumes, market share, guaranty fees, or acquisition credit characteristics;
•our business plans and strategies and the impact of such plans and strategies;
•our dividend payments to Treasury and the liquidation preference of the senior preferred stock;
•volatility in our future financial results and efforts we may make to address volatility, including our expectations relating to our implementation of a hedge accounting program and its impact on the volatility of our financial results;
•the size and composition of our retained mortgage portfolio;
•the amount of our purchases of loans from MBS trusts;
•the volume of whole loan conduit activity;
•the impact of legislation and regulation on our business or financial results;
•our payments to HUD and Treasury funds under the GSE Act;
•our plans relating to and the effects of our credit risk transfer transactions;
•factors that could affect or mitigate our credit risk exposure;
•mortgage market and economic conditions (including U.S. GDP, unemployment rates, home price growth, multifamily property valuation growth, housing activity, housing starts, home sales, rent growth, multifamily vacancy rates, and the future volume of and characteristics of mortgage originations) and the impact of mortgage market and economic conditions on our business and financial results;
•our future off-balance sheet exposure to Freddie Mac securities;
•the risks to our business;
•future delinquency rates, default rates, forbearances and other loss mitigation activity, substandard loan amounts and credit losses relating to the loans in our guaranty book of business and the factors that will affect them, including the impact of the COVID-19 outbreak;
•our expectations relating to our TDRs;
•the performance of the loans in our book of business and the factors that will affect such performance;
•our loan acquisitions, the credit risk profile of such acquisitions, and the factors that will affect them;
•our future debt funding needs and factors that will affect our ability to meet our debt obligations; and
•our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:
•the uncertainty of our future and our exit from conservatorship;
•the duration, spread and severity of the COVID-19 outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; the nature and extent of the forbearance and modification options we offer borrowers affected by the outbreak; accounting elections and estimates

Fannie Mae First Quarter 2020 Form 10-Q	57

MD&A | Forward-Looking Statements

relating to the impact of the COVID-19 outbreak; borrower and renter behavior in response to the outbreak and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the outbreak;
•the market and regulatory changes we anticipate and our readiness for them, including changes relating to an eventual exit from conservatorship, the competitive landscape, and the need to attract private investment;
•future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation (including all or any portion of the Treasury plan), including changes that limit our business activities or our footprint;
•actions by FHFA, Treasury, HUD, the Consumer Financial Protection Bureau or other regulators, Congress, or state or local governments that affect our business, including new capital requirements that become applicable to us or changes in the ability-to-repay rule to replace the qualified mortgage patch for government-sponsored enterprise-eligible loans;
•changes in the structure and regulation of the financial services industry;
•the timing and level of, as well as regional variation in, home price changes;
•changes in interest rates and credit spreads;
•developments that may be difficult to predict, including: market conditions that result in changes in our net amortization income from our guaranty book of business, fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings; and developments that affect our loss reserves, such as changes in interest rates, home prices or accounting standards, or events such as natural disasters or the emergence of widespread health emergencies or pandemics;
•uncertainties relating to the discontinuance of LIBOR, or other market changes that could impact the loans we own or guarantee or our MBS;
•credit availability;
•disruptions or instability in the housing and credit markets;
•the size and our share of the U.S. mortgage market and the factors that affect them, including population growth and household formation;
•growth, deterioration and the overall health and stability of the U.S. economy, including U.S. GDP, unemployment rates, personal income and other indicators thereof;
•changes in the fiscal and monetary policies of the Federal Reserve;
•our and our competitors’ future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;
•the volume of mortgage originations;
•the size, composition, quality and performance of our guaranty book of business and retained mortgage portfolio;
•the competitive environment in which we operate, including the impact of legislative, regulatory or other developments on levels of competition in our industry and other factors affecting our market share;
•how long loans in our guaranty book of business remain outstanding;
•challenges we face in retaining and hiring qualified executives and other employees;
•the effectiveness of our business resiliency plans and systems;
•changes in the demand for Fannie Mae MBS, in general or from one or more major groups of investors;
•our conservatorship, including any changes to or termination (by receivership or otherwise) of the conservatorship and its effect on our business;
•the investment by Treasury, including potential changes to the terms of the senior preferred stock purchase agreement or senior preferred stock, and its effect on our business, including restrictions imposed on us by the terms of the senior preferred stock purchase agreement, the senior preferred stock, and Treasury’s warrant, as well as the possibility that these or other restrictions on our business and activities may be applied to us through other mechanisms even if we cease to be subject to these agreements and instruments;
•adverse effects from activities we undertake to support the mortgage market and help borrowers, renters, lenders and servicers;
•actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as actions in response to the COVID-19 outbreak, changes in the type of business we do, or actions relating to UMBS or our resecuritization of Freddie Mac-issued securities;

Fannie Mae First Quarter 2020 Form 10-Q	58

MD&A | Forward-Looking Statements

•limitations on our business imposed by FHFA, in its role as our conservator or as our regulator;
•our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;
•the possibility that future changes in leadership at FHFA or the Administration may result in changes in FHFA’s or Treasury’s willingness to pursue the administrative reform recommendations in the Treasury plan;
•our reliance on Common Securitization Solutions, LLC (“CSS”) and the common securitization platform for a majority of our single-family securitization activities, our reduced influence over CSS as a result of recent changes to the CSS limited liability company agreement, and any additional changes FHFA may require in our relationship with or in our support of CSS;
•a decrease in our credit ratings;
•limitations on our ability to access the debt capital markets;
•continued limitations on our ability to enter into credit risk transfer transactions;
•significant changes in forbearance, modification and foreclosure activity;
•the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;
•changes in borrower behavior;
•actions we may take to mitigate losses, and the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies;
•defaults by one or more institutional counterparties;
•resolution or settlement agreements we may enter into with our counterparties;
•our need to rely on third parties to fully achieve some of our corporate objectives;
•our reliance on mortgage servicers;
•changes in GAAP, guidance by the Financial Accounting Standards Board and changes to our accounting policies;
•changes in the fair value of our assets and liabilities;
•the stability and adequacy of the systems and infrastructure that impact our operations, including ours and those of CSS, our other counterparties and other third parties;
•the impact of increasing interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac in connection with UMBS;
•operational control weaknesses;
•our reliance on models and future updates we make to our models, including the assumptions used by these models;
•domestic and global political risks and uncertainties;
•natural disasters, environmental disasters, terrorist attacks, widespread health emergencies or pandemics, or other major disruptive events;
•cyber attacks or other information security breaches or threats; and
•the other factors described in “Risk Factors” in this report and in our 2019 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors discussed in “Risk Factors” in our 2019 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2020 Form 10-Q	59

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	March 31, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$80,463	$21,184
Restricted cash (includes $41,331 and $33,294, respectively, related to consolidated trusts)	48,245	40,223
Federal funds sold and securities purchased under agreements to resell or similar arrangements	7,775	13,578
Investments in securities:
Trading, at fair value (includes $5,562 and $3,037, respectively, pledged as collateral)	52,941	48,123
Available-for-sale, at fair value (with an amortized cost of $2,147, net of allowance for credit losses of $3 as of March 31, 2020)	2,289	2,404
Total investments in securities	55,230	50,527
Mortgage loans:
Loans held for sale, at lower of cost or fair value	8,103	6,773
Loans held for investment, at amortized cost:
Of Fannie Mae	98,585	94,911
Of consolidated trusts	3,269,331	3,241,494
Total loans held for investment (includes $7,701 and $7,825, respectively, at fair value)	3,367,916	3,336,405
Allowance for loan losses	(13,209)	(9,016)
Total loans held for investment, net of allowance	3,354,707	3,327,389
Total mortgage loans	3,362,810	3,334,162
Advances to lenders	8,971	6,453
Deferred tax assets, net	12,831	11,910
Accrued interest receivable, net (includes $8,417 and $8,172, respectively, related to consolidated trusts)	8,808	8,604
Acquired property, net	2,224	2,366
Other assets	13,999	14,312
Total assets	$3,601,356	$3,503,319
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,386 and $9,361, respectively, related to consolidated trusts)	$10,246	$10,228
Debt:
Of Fannie Mae (includes $4,752 and $5,687, respectively, at fair value)	228,458	182,247
Of consolidated trusts (includes $22,855 and $21,880, respectively, at fair value)	3,334,098	3,285,139
Other liabilities (includes $355 and $376, respectively, related to consolidated trusts)	14,609	11,097
Total liabilities	3,587,411	3,488,711
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $135,444 and $131,178, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(119,454)	(118,776)
Accumulated other comprehensive income	146	131
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	13,945	14,608
Total liabilities and equity	$3,601,356	$3,503,319
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	60

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31,

	2020	2019
Interest income:
Trading securities	$316	$427
Available-for-sale securities	31	53
Mortgage loans	28,938	29,862
Federal funds sold and securities purchased under agreements to resell or similar arrangements	107	263
Other	34	32
Total interest income	29,426	30,637
Interest expense:
Short-term debt	(102)	(125)
Long-term debt	(23,977)	(25,716)
Total interest expense	(24,079)	(25,841)
Net interest income	5,347	4,796
Benefit (provision) for credit losses	(2,583)	650
Net interest income after benefit (provision) for credit losses	2,764	5,446
Investment gains (losses), net	(158)	133
Fair value losses, net	(276)	(831)
Fee and other income	308	134
Non-interest loss	(126)	(564)
Administrative expenses:
Salaries and employee benefits	(393)	(386)
Professional services	(212)	(225)
Other administrative expenses	(144)	(133)
Total administrative expenses	(749)	(744)
Foreclosed property expense	(80)	(140)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(637)	(593)
Credit enhancement expense	(331)	(171)
Other expenses, net	(263)	(207)
Total expenses	(2,060)	(1,855)
Income before federal income taxes	578	3,027
Provision for federal income taxes	(117)	(627)
Net income	461	2,400
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes	18	(36)
Other, net of taxes	(3)	(3)
Total other comprehensive income (loss)	15	(39)
Total comprehensive income	$476	$2,361
Net income	$461	$2,400
Dividends distributed or amounts attributable to senior preferred stock	(476)	(2,361)
Net income (loss) attributable to common stockholders	$(15)	$39
Earnings per share:
Basic	$0.00	$0.01
Diluted	0.00	0.01
Weighted-average common shares outstanding:
Basic	5,867	5,762
Diluted	5,867	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	61

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$2,174	$1,816
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	13	15
Proceeds from sales of trading securities held for investment	—	49
Proceeds from maturities and paydowns of available-for-sale securities	96	113
Proceeds from sales of available-for-sale securities	50	131
Purchases of loans held for investment	(86,307)	(33,631)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	2,308	2,786
Proceeds from sales of loans acquired as held for investment of Fannie Mae	—	26
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	169,656	88,419
Advances to lenders	(45,248)	(22,991)
Proceeds from disposition of acquired property and preforeclosure sales	1,832	1,965
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	5,803	10,688
Other, net	(539)	(124)
Net cash provided by investing activities	47,664	47,446
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	254,559	173,122
Payments to redeem debt of Fannie Mae	(207,818)	(184,222)
Proceeds from issuance of debt of consolidated trusts	135,918	64,821
Payments to redeem debt of consolidated trusts	(164,726)	(96,925)
Payments of cash dividends on senior preferred stock to Treasury	—	(3,240)
Other, net	(470)	—
Net cash provided by (used in) financing activities	17,463	(46,444)
Net increase in cash, cash equivalents and restricted cash	67,301	2,818
Cash, cash equivalents and restricted cash at beginning of period	61,407	49,423
Cash, cash equivalents and restricted cash at end of period	$128,708	$52,241
Cash paid during the period for:
Interest	$28,867	$28,650
Income taxes	—	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	62

Financial Statements | Condensed Consolidated Statements of Changes in Equity (Deficit)
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity (Deficit) — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(118,776)	$131	$(7,400)	$14,608
Transition impact, net of tax, from the adoption of the current expected credit loss standard	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance as of January 1, 2020, adjusted	1	556	1,158	120,836	19,130	687	(119,915)	131	(7,400)	13,469
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	461	—	—	461
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $5)	—	—	—	—	—	—	—	18	—	18
Reclassification adjustment for gains included in net income (net of taxes of $—)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										476
Balance as of March 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(119,454)	$146	$(7,400)	$13,945

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(127,335)	$322	$(7,400)	$6,240
Senior preferred stock dividends paid	—	—	—	—	—	—	(3,240)	—	—	(3,240)
Comprehensive income:
Net income	—	—	—	—	—	—	2,400	—	—	2,400
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	8	—	8
Reclassification adjustment for gains included in net income (net of taxes of $12)	—	—	—	—	—	—	—	(44)	—	(44)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										2,361
Balance as of March 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(128,175)	$283	$(7,400)	$5,361

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	63

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
We have been under conservatorship, with FHFA acting as conservator, since September 6, 2008. See below and “Note 1, Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) for additional information on our conservatorship and the impact of U.S. government support of our business.
The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2020 and related notes, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2019 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior period condensed consolidated financial statements. Results for the three months ended March 31, 2020 may not necessarily be indicative of the results for the year ending December 31, 2020.
Presentation of Advances to Lenders
Advances to lenders represent our payments of cash in exchange for the receipt of mortgage loans from lenders in a transfer that is accounted for as a secured lending arrangement. These transfers primarily occur when we provide early funding to lenders for loans that they will subsequently either sell to us or securitize into a Fannie Mae MBS that they will deliver to us.
Early lender funding advances have terms up to 60 days and earn a short-term market rate of interest. Advances to lenders has been presented as a separate line item for all periods presented as increased mortgage refinance activity resulted in a higher balance at period end. In prior periods, advances to lenders were recorded in “Other assets.”
Presentation of Credit Enhancement Expense
Credit enhancement expense primarily consists of costs associated with our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) programs as well as enterprise-paid mortgage insurance (“EPMI”). We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments. Credit enhancement expense has been presented as a separate line item for all periods presented as the percentage of our book of business covered by freestanding credit enhancements has increased and become a more significant driver of our results of operations. In prior periods, credit enhancement expenses were recorded in “Other expenses, net.”
Presentation of Yield Maintenance Fees
Prior period multifamily yield maintenance fees have been reclassified to conform to the current period presentation. Multifamily yield maintenance fees, or prepayment premiums, are fees that a borrower pays when they prepay their loan. For multifamily loans held in consolidated trust, a portion of the yield maintenance fee is typically passed through to the holders of the trust certificate. As of January 1, 2020, we classify all yield maintenance fees as interest income. For consolidated loans, the portion of the fee passed through to the certificate holders of the trust is classified as interest expense. Previously, we classified multifamily yield maintenance fees as interest income when the fee was associated with a loan refinancing, otherwise the fee was classified as fee and other income. The portion of the fees passed through to the certificate holders of the trust were previously classified as interest expense when the fee was associated with a loan refinancing, otherwise the fee was classified as other expense. The changes in presentation have been applied retrospectively to all periods presented, which have been immaterial historically.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	64

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, the allowance for loan losses. For example, significant uncertainty regarding the expected impacts of the COVID-19 outbreak required substantial management judgment in assessing our allowance for loan losses as of March 31, 2020. Actual results could differ from these estimates.
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

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	65

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of March 31, 2020, and the amount of remaining funding available to us under the agreement was $113.9 billion.
Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock in 2008. The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $25 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. Because we had a net worth of $14.6 billion as of December 31, 2019, no dividends were payable for the first quarter of 2020. And because we had a net worth of $13.9 billion as of March 31, 2020, no dividends are payable for the second quarter of 2020.
The liquidation preference of the senior preferred stock is subject to adjustment. The aggregate liquidation preference of the senior preferred stock increased from $131.2 billion as of December 31, 2019 to $135.4 billion as of March 31, 2020 due to the increase in our net worth during the fourth quarter of 2019. Because our net worth did not increase during the first quarter of 2020, the aggregate liquidation preference of the senior preferred stock will remain at $135.4 billion as of June 30, 2020.
See “Note 11, Equity” in our 2019 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Regulatory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $131.3 billion as of March 31, 2020 and $128.8 billion as of December 31, 2019.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2020, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $135.4 billion. See “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above for additional information on transactions under this agreement.
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
Transactions with Treasury
Our administrative expenses were reduced by $5 million for the three months ended March 31, 2020 and 2019, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $637 million and $593 million in TCCA fees during the three months ended March 31, 2020 and 2019, respectively, of which $637 million had not been remitted to Treasury as of March 31, 2020.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, and 35% of this amount is payable to Treasury’s Capital Magnet Fund. We recognized a total of $30 million and $15 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the three months ended March 31, 2020 and 2019, respectively, of which $30 million had not been remitted as of March 31, 2020.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $32 million and $30 million for the three months ended March 31, 2020 and 2019, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $29 million and $36 million for the three months ended March 31, 2020 and 2019, respectively.
In January 2020, at FHFA’s direction we entered into an amended limited liability company agreement for CSS expanding the CSS Board of Managers from two members designated by each GSE to include (1) the CSS Chief Executive Officer; (2) a Board Chair not affiliated with either GSE or CSS (who was designated by FHFA in January 2020); and (3) up to three additional Board members not affiliated with either GSE or CSS who may be designated by FHFA while we and Freddie Mac both remain in conservatorship. As a result of the amendment, if FHFA were to designate three additional Board members, the four managers designated by us and Freddie Mac would constitute a minority of the CSS Board, and the Board could take actions without the approval of any of the managers we have designated on any matter during conservatorship and on a number of significant matters following either our or Freddie Mac’s exit from conservatorship.
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
Investments in Securities
Impairment of Available-for-Sale Debt Securities
An available-for-sale (“AFS”) debt security is impaired if the fair value of the investment is less than its amortized cost basis. Credit losses (benefits) on impaired AFS debt securities are recognized through an allowance for credit losses. Credit losses are evaluated on an individual security basis and are limited to the difference between the fair value of the debt security and its amortized cost basis. If we intend to sell a debt security or it is more likely than not that we will be required to sell the debt security before recovery, any allowance for credit losses on the debt security is reversed and the amortized cost basis of the debt security is written down to its fair value.
Mortgage Loans
Loans Held for Sale
When we acquire mortgage loans that we intend to sell or securitize via trusts that will not be consolidated, we classify the loans as held for sale (“HFS”). We report the carrying value of HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Purchased premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans at an individual loan level.
For nonperforming loans transferred from held for investment (“HFI”) to HFS, based upon a change in our intent, we record the loans at the lower of cost or fair value on the date of transfer. When the fair value of the nonperforming loan is less than its amortized cost, we record a write-off against the allowance for loan losses in an amount equal to the difference between the amortized cost basis and the fair value of the loan. If the amount written off upon transfer exceeds the allowance related to the

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	67

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
transferred loan, we record the excess in provision for credit losses. If the amounts written off are less than the allowance related to the loans, we recognize a benefit for credit losses.
Nonperforming loans include both seriously delinquent and reperforming loans, which are loans that were previously delinquent but are performing again because payments on the mortgage loan have become current with or without the use of a loan modification plan. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
In the event that we reclassify a performing loan from HFI to HFS, based upon a change in our intent, the allowance for loan losses previously recorded on the HFI mortgage loan is reversed through earnings at the time of reclassification. The mortgage loan is reclassified into HFS at its amortized cost basis and a valuation allowance is established to the extent that the amortized cost basis of the loan exceeds its fair value. The initial recognition of the valuation allowance and any subsequent changes are recorded as a gain or loss in “Investment gains (losses), net.”
Loans Held for Investment
When we acquire mortgage loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as HFI. When we consolidate a securitization trust, we recognize the loans underlying the trust in our condensed consolidated balance sheets. The trusts do not have the ability to sell mortgage loans and the use of such loans is limited exclusively to the settlement of obligations of the trusts. Therefore, mortgage loans acquired when we have the intent to securitize via consolidated trusts are generally classified as HFI in our condensed consolidated balance sheets both prior to and subsequent to their securitization.
We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and allowance for loan losses. We define the amortized cost of HFI loans as unpaid principal balance and accrued interest receivable, net of unamortized premiums, discounts, and other cost basis adjustments. For purposes of our condensed consolidated balance sheets, we present accrued interest receivable separately from the amortized cost of our loans held for investment. We recognize interest income on HFI loans on an accrual basis using the effective yield method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.
Nonaccrual Loans
We discontinue accruing interest on loans when we believe collectability of principal or interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected on loans is reversed through interest income at the date a loan is placed on nonaccrual status. For single-family loans on nonaccrual status, we recognize income when cash payments are received. We return a non-modified single-family loan to accrual status at the point that the borrower brings the loan current. We return a modified single-family loan to accrual status at the point that the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. As of January 1, 2020, we place a multifamily loan on nonaccrual status when the loan becomes two months or more past due according to its contractual terms unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured. For multifamily loans on nonaccrual status, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan. Transactions related to the multifamily nonaccrual policy have been immaterial historically.
Allowance for Loan Losses
Our allowance for loan losses is a valuation account that is deducted from the amortized cost basis of HFI loans to present the net amount expected to be collected on the loans. The allowance for loan losses reflects an estimate of expected credit losses on single-family and multifamily HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. Estimates of credit losses are based on expected cash flows derived from internal models that estimate loan performance under simulated ranges of economic environments. Our modeled loan performance is based on our historical experience of loans with similar risk characteristics adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our credit loss estimates capture the possibility of remote events that could result in credit losses on loans that are considered low risk. The allowance for loans losses does not consider benefits from freestanding credit enhancements, such as our CAS and CIRT programs and multifamily Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing arrangements, which are recorded in “Other assets” in our condensed consolidated balance sheets. We have elected not to measure an allowance for credit losses on accrued interest receivable balances as we have a nonaccrual policy to ensure the timely reversal of unpaid accrued interest. See “Note 4, Allowance for Loan Losses” for additional information about our current period provision for loan losses, including a discussion of the estimates used in measuring the impact of the COVID-19 outbreak on our allowance.
Changes to our estimate of expected credit losses, including changes due to the passage of time, are recorded through the benefit (provision) for credit losses. When calculating our allowance for loan losses, we consider only our amortized cost in the loans at the balance sheet date. We record write-offs as a reduction to the allowance for loan losses when losses are

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record write-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible and upon the transfer of a nonperforming loan from HFI to HFS. We include expected recoveries of amounts previously written off and expected to be written off in determining our allowance for loan losses.
Single-Family Loans
We estimate the amount expected to be collected on our single-family loans using a discounted cash flow approach. Our allowance for loan losses is calculated as the difference between the amortized cost basis of the loan and the present value of expected cash flows on the loan. Expected cash flows include payments from the borrower, net of servicing fees, contractually attached credit enhancements and proceeds from the sale of the underlying collateral, net of selling costs.
When foreclosure of a single-family loan is probable, the allowance for loan losses is calculated as the difference between the amortized cost basis of the loan and the fair value of the collateral as of the reporting date, adjusted for the estimated costs to sell the property and the amount of expected recoveries from contractually attached credit enhancements or other proceeds we expect to receive.
Expected cash flows are developed using internal models that capture market and loan characteristic inputs. Market inputs include information such as actual and forecasted home prices, interest rates, volatility, and spreads, while loan characteristic inputs include information such as mark-to-market loan-to-value (“LTV”) ratios, delinquency status, geography, and borrower FICO credit scores. The model assigns a probability to borrower events including contractual payment, loan payoff and default under various economic environments based on historical data, current conditions, and reasonable and supportable forecasts.
The two primary drivers of our forecasted economic environments are interest rates and home prices. Our model projects the range of possible interest rate scenarios over the life of the loan based on actual interest rates and observed option pricing volatility in the capital markets. We develop regional forecasts based on Metropolitan Statistical Area data for single-family home prices using a multi-path simulation that captures home price projections over a five-year period, the period for which we can develop reasonable and supportable forecasts. After the five-year period, the home price forecast immediately reverts to a historical long-term growth rate.
Expected cash flows on the loan are discounted at the effective interest rate on the loan, adjusted for expected prepayments. For single-family loans that have not been modified in a troubled debt restructuring (“TDR”), the discount rate is updated each reporting period to reflect changes in expected prepayments. Expected cash flows do not include expected extensions of the contractual term unless such extension is the result of a reasonably expected TDR.
We consider the effects of actual and reasonably expected TDRs in our estimate of credit losses. These effects include any economic concession provided or expected to be provided to a borrower experiencing financial difficulty. We consider our current servicing practices and our historical experience to estimate reasonably expected TDRs. When a loan is contractually modified in a TDR, to capture the concession, the discount rate on the loan is locked to the rate in effect just prior to the modification and is no longer updated for changes in expected prepayments.
Multifamily Loans
Our allowance for loan losses on multifamily loans is calculated based on estimated probabilities of default and loss severities to derive expected loss ratios, which are then applied to the amortized cost basis of the loans. Our probabilities of default and severity are estimated using internal models based on historical loss experience of loans with similar risk characteristics that affect credit performance, such as debt service coverage ratio (“DSCR”), mark-to-market LTV ratio, collateral type, age, loan size, geography, prepayment penalty term, and note type. Our models simulate a range of possible future economic scenarios, which are used to estimate probabilities of default and loss severities. Key inputs to our models include rental income, which drives expected DSCRs for our loans, and capitalization rates, which project future property values. Our reasonable and supportable forecasts for multifamily rental income and capitalization rates, which are projected based on Metropolitan Statistical Area data, extend through the contractual maturity of the loans. For TDRs, we use a discounted cash flow approach to estimate expected credit losses.
When foreclosure of a multifamily loan is probable, the allowance for loan losses is calculated as the difference between the amortized cost basis of the loan and the fair value of the collateral as of the reporting date, adjusted for the estimated costs to sell the property and the amount of expected recoveries from contractually attached credit enhancements or other proceeds we expect to receive.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income (loss) attributable to common stockholders excludes amounts attributable to the senior preferred stock. Weighted average common shares include 4.7 billion and 4.6 billion shares for the periods ended March 31, 2020 and 2019, respectively, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2020 and 2019, respectively.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended March 31, 2020, convertible preferred stock is not included in the calculation because a net loss attributable to common shareholders was incurred and it would have an anti-dilutive effect. For the three months ended March 31, 2019, our diluted EPS weighted average shares outstanding includes shares of common stock that would be issuable upon the conversion of 131 million shares of convertible preferred stock.
New Accounting Guidance
The CARES Act and Interagency Regulatory Guidance
Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act, referred to as the CARES Act, which was enacted in March 2020, provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. The CARES Act provides that a financial institution may elect to suspend the TDR requirements under GAAP for loan modifications related to the COVID-19 pandemic that occur between March 1, 2020 through the earlier of December 31, 2020 or 60 days after the date on which the COVID-19 outbreak national emergency terminates (the “Applicable Period”), as long as the loan was not more than 30 days delinquent as of December 31, 2019. Loan modifications are defined in this section of the CARES Act to include forbearance arrangements, repayment plans, interest rate modifications, and any similar arrangement that defer or delay the payment of principal or interest.
We have elected to account for eligible loan modifications under Section 4013 of the CARES Act. Therefore, the initial relief (i.e., the forbearance arrangement) and the subsequent agreements (i.e., repayment plans and loan modifications) that are necessary to allow the borrower to repay the past due amounts (collectively, the “COVID-19 Relief”), will not be subject to the specialized accounting or disclosures that are required for TDRs if the initial relief related to COVID-19 is granted during the Applicable Period and the borrower was no more than 30 days past due as of December 31, 2019.
In addition to the CARES Act, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, National Credit Union Administration, Office of the Comptroller of the Currency, Consumer Financial Protection Bureau and the State Banking Regulators (collectively, the “Banking Agencies”) issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Statement”) in April 2020. The Interagency Statement primarily provides incremental guidance related to the nonaccrual of interest income. It indicates that financial institutions may continue to accrue interest income on loans that are granted short-term (e.g., six months) payment delays, such as forbearance, if the delay is in response to COVID-19 and the borrower was less than 30 days past due at the time the delay was granted. We are still evaluating this option provided under the Interagency Statement for loans that have received short-term payment deferrals related to the COVID-19 pandemic. Our election on this matter will be finalized during the second quarter of 2020 as this guidance did not affect our first quarter financial statements.
The Current Expected Credit Loss Standard
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments in June 2016, which was later amended by ASU 2019-04, ASU 2019-05 and ASU 2019-11. These ASUs (the “CECL standard”) replaced the existing incurred loss impairment methodology for loans that are collectively evaluated for impairment with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable forecast information to develop a lifetime credit loss estimate. The CECL standard also requires credit losses related to AFS debt securities to be recorded through an allowance for credit losses. Our adoption of this standard on January 1, 2020 did not have a material impact on our portfolio of AFS debt securities.
The CECL standard became effective for our fiscal year beginning January 1, 2020. We have changed our accounting policies as described above and implemented system, model and process changes to adopt the standard. Upon adoption, we used a discounted cash flow method to measure expected credit losses on our single-family mortgage loans and an undiscounted loss method to measure expected credit losses on our multifamily mortgage loans. The models used to estimate credit losses incorporated our historical credit loss experience, adjusted for current economic forecasts and the current credit profile of our

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
loan book of business. The models used reasonable and supportable forecasts for key economic drivers, such as home prices (single-family), rental income (multifamily) and capitalization rates (multifamily).
The adoption of the CECL standard on January 1, 2020 reduced our retained earnings by $1.1 billion on an after-tax basis. The adoption of this guidance increased our overall credit loss reserves primarily as the result of an increase in our single-family loan loss reserves that were previously evaluated on a collective basis for impairment. This increase was partially offset by a decrease in estimated credit losses on loans that were previously considered individually impaired (our TDRs).
The increase in our single-family loan loss reserves that were previously evaluated on a collective basis was primarily driven by the migration from an incurred-loss approach, which allowed us to consider only default events and economic conditions that already existed as of each financial reporting date, to an estimate that incorporates both expected default events over the expected life of each mortgage loan and a forecast of home prices in different economic environments over a reasonable and supportable period. The increase in loss reserves for this portion of our book was low relative to its size due to the credit quality of these loans and because as of the date of adoption our current model forecasted home price growth.
The allowance for loan losses on the TDR book was already measured using an expected lifetime credit loss estimate. The credit losses on this portion of our single-family book decreased upon the adoption of the CECL standard because the new guidance required us to exclude from our estimate of credit losses all pre-foreclosure and post-foreclosure costs that are expected to be advanced after the balance sheet date. Prior to the adoption of the CECL standard, we incorporated these costs in our estimate of credit losses for this book.
Impacts on Key Balance Sheet Line Items upon Implementation of the CECL Standard
The following table discloses the impact of adopting the CECL standard on key balance sheet line items.

	Balance as of December 31, 2019	Transition Impact from Adoption of the CECL Standard	Balance as of January 1, 2020
	(Dollars in millions)
Mortgage loans held for sale	$6,773	$50	$6,823
Allowance for loan losses	(9,016)	(1,722)	(10,738)
Other assets(1)	14,312	230	14,542
Deferred tax assets, net	11,910	303	12,213
Accumulated deficit (beginning retained earnings)	(118,776)	(1,139)	(119,915)
(1)Transition adjustment primarily represents the reclassification and recognition of freestanding credit enhancements not contractually attached to the loan.
For a discussion of the current period measurement of our allowance for loan losses under the CECL standard, including the expected impact of the COVID-19 outbreak, see “Note 4, Allowance for Loan Losses.”
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional temporary relief to ease the potential burden of transitioning away from LIBOR and other discontinued interest rates. Specifically, ASU 2020-04 provides optional practical expedients and exceptions under GAAP related to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. Qualifying for the accounting relief provided by ASU 2020-04 is subject to meeting certain criteria and is generally only available to contract modifications made and hedging relationships entered into or evaluated prospectively from March 12, 2020 through December 31, 2022.
We did not enter into any contract modifications between March 12, 2020 and March 31, 2020 that would be eligible for the accounting relief provided by ASU 2020-04. We also had no hedge accounting relationships during that period. We will continue to evaluate ASU 2020-04 to determine the timing and extent to which we will apply the provided accounting relief.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	71

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

	As of
	March 31, 2020	December 31, 2019
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:	(Dollars in millions)
Assets:
Trading securities:
Fannie Mae	$2,666	$2,543
Non-Fannie Mae	4,610	5,100
Total trading securities	7,276	7,643
Available-for-sale securities:
Fannie Mae	1,505	1,524
Non-Fannie Mae	493	574
Total available-for-sale securities	1,998	2,098
Other assets	45	56
Other liabilities	(71)	(78)
Net carrying amount	$9,248	$9,719
Our maximum exposure to loss generally represents the greater of our carrying value in the entity or the unpaid principal balance of the assets covered by our guaranty. Our involvement in unconsolidated resecuritization trusts may give rise to additional exposure to loss depending on the type of resecuritization trust. Fannie Mae non-commingled resecuritization trusts are backed entirely by Fannie Mae MBS. These non-commingled single-class and multi-class resecuritization trusts are not consolidated and do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
Fannie Mae commingled resecuritization trusts are backed in whole or in part by Freddie Mac securities. The guaranty that we provide to these commingled resecuritization trusts may increase our exposure to loss to the extent that we are providing a guaranty for the timely payment and interest on the underlying Freddie Mac securities that we have not previously guaranteed. Our maximum exposure to loss for these unconsolidated trusts is measured by the amount of Freddie Mac securities that are held in these resecuritization trusts. However, a portion of these Freddie Mac securities may be backed in whole or in part by Fannie Mae MBS. To the extent that these Freddie Mac securities are backed by Fannie Mae MBS, our guarantee to the resecuritization trust does not subject us to any additional exposure to credit risk. Thus, our actual exposure to credit risk from Freddie Mac securities held in our resecuritization trusts is likely lower than the disclosed maximum exposure to loss. Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts was approximately $84 billion and $62 billion as of March 31, 2020 and December 31, 2019, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $170 billion and $130 billion as of March 31, 2020 and December 31, 2019, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments (“LIHTC”), community investments and other entities, was $93 million and the related

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

carrying value was $75 million as of March 31, 2020. As of December 31, 2019, the maximum exposure to loss was $98 million and the related carrying value was $79 million. The total assets of these limited partnership investments were $1.7 billion as of March 31, 2020 and $2.0 billion as of December 31, 2019.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities (“CAS”) and Multifamily Connecticut Avenue Securities (“MCAS”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $12.3 billion and $9.5 billion as of March 31, 2020 and December 31, 2019, respectively. The total assets related to these unconsolidated SPVs were $12.4 billion and $9.5 billion as of March 31, 2020 and December 31, 2019, respectively.
The unpaid principal balance of our multifamily loan portfolio was $334.4 billion as of March 31, 2020. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2020 and 2019, the unpaid principal balance of portfolio securitizations was $89.0 billion and $41.4 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2020, the unpaid principal balance of retained interests was $2.9 billion and its related fair value was $4.1 billion. As of December 31, 2019, the unpaid principal balance of retained interests was $2.9 billion and its related fair value was $4.0 billion. For the three months ended March 31, 2020 and 2019, the principal, interest and other fees received on retained interests was $181 million and $116 million, respectively.
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable. For purposes of our condensed consolidated balance sheet, we present accrued interest receivable separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
For purposes of the single-family mortgage loan disclosures below, we display loans by class of financing receivable type. In the current period, we revised the financing receivable classes used for disclosure to consist of: “20- and 30-year or more, amortizing fixed-rate,” “15-year or less, amortizing fixed-rate,” “Adjustable-rate,” and “Other.” The “Other” class primarily consists of reverse mortgage loans, interest-only loans, negative-amortizing loans and second liens. We believe the revised classifications are more aligned with how we assess and manage the credit risk of our loans. We have revised the presentation of certain loan disclosures for prior periods to conform with the revised current period classes of financing receivables.
The following table displays the carrying value of mortgage loans and our allowance for loan losses.

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Single-family	$2,996,281	$2,972,361
Multifamily	334,397	327,593
Total unpaid principal balance of mortgage loans	3,330,678	3,299,954
Cost basis and fair value adjustments, net	45,341	43,224
Allowance for loan losses	(13,209)	(9,016)
Total mortgage loans	$3,362,810	$3,334,162

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display information about our sales of mortgage loans during the period along with our redesignations of loans at the time of redesignation.

	For the Three Months Ended March 31,

	2020	2019
	(Dollars in millions)
Single family loans redesignated from HFI to HFS:
Amortized cost	$1,637	$2,945
Lower of cost or fair value adjustment at time of redesignation(1)	(9)	(240)
Allowance reversed at time of redesignation	184	467

Single-family loans sold:
Unpaid principal balance	$—	$58
Realized gains (losses)	—	36
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $7.9 billion and $7.6 billion as of March 31, 2020 and December 31, 2019, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of March 31, 2020
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$29,663	$6,665	$13,323	$49,651	$2,497,239	$2,546,890	$23	$6,653
15-year or less, amortizing fixed-rate	1,803	280	450	2,533	373,012	375,545	—	542
Adjustable-rate	383	76	165	624	41,864	42,488	—	150
Other(2)	2,302	756	1,847	4,905	61,288	66,193	132	710
Total single-family	34,151	7,777	15,785	57,713	2,973,403	3,031,116	155	8,055
Multifamily(3)	37	N/A	158	195	337,499	337,694	—	33
Total	$34,188	$7,777	$15,943	$57,908	$3,310,902	$3,368,810	$155	$8,088

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2019
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$26,882	$7,126	$13,082	$47,090	$2,470,457	$2,517,547	$28
15-year or less, amortizing fixed-rate	1,616	286	445	2,347	371,740	374,087	—
Adjustable-rate	412	85	167	664	44,244	44,908	—
Other(2)	2,323	829	1,891	5,043	64,726	69,769	136
Total single-family	31,233	8,326	15,585	55,144	2,951,167	3,006,311	164
Multifamily(3)	7	N/A	115	122	330,496	330,618	—
Total	$31,240	$8,326	$15,700	$55,266	$3,281,663	$3,336,929	$164
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
(2)Reverse mortgage loans included in "Other" are not aged due to their nature and are included in the current column.
(3)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Credit Quality Indicators
The following table displays the total amortized cost of our single-family HFI loans by class, year of origination and credit quality indicator, excluding loans for which we have elected the fair value option. The estimated mark-to-market LTV ratio is a primary factor we consider when estimating our allowance for loan losses for single-family loans. As LTV ratios increase, the borrower's equity in the home decreases, which may negatively affect the borrower's ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.

	As of March 31, 2020, by Year of Origination(1)
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$76,429	$307,581	$177,622	$252,599	$312,333	$1,034,737	$2,161,301
Greater than 80% and less than or equal to 90%	16,159	93,510	72,787	40,029	10,145	14,220	246,850
Greater than 90% and less than or equal to 100%	17,666	92,907	16,344	2,080	503	4,715	134,215
Greater than 100%	—	443	143	167	170	3,601	4,524
Total 20 and 30-year or more, amortizing fixed-rate	110,254	494,441	266,896	294,875	323,151	1,057,273	2,546,890
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	15,233	56,811	23,322	42,251	58,651	172,743	369,011
Greater than 80% and less than or equal to 90%	795	3,502	668	97	23	46	5,131
Greater than 90% and less than or equal to 100%	322	967	22	10	8	23	1,352
Greater than 100%	—	2	7	9	7	26	51
Total 15-year or less, amortizing fixed-rate	16,350	61,282	24,019	42,367	58,689	172,838	375,545
Adjustable-rate:
Less than or equal to 80%	433	2,551	3,917	7,631	4,116	22,449	41,097
Greater than 80% and less than or equal to 90%	38	360	501	208	21	54	1,182
Greater than 90% and less than or equal to 100%	17	125	49	7	1	8	207
Greater than 100%	—	—	—	—	—	2	2
Total adjustable-rate	488	3,036	4,467	7,846	4,138	22,513	42,488
Other:
Less than or equal to 80%	—	42	348	871	1,134	42,367	44,762
Greater than 80% and less than or equal to 90%	—	4	33	73	60	2,470	2,640
Greater than 90% and less than or equal to 100%	—	1	17	37	26	1,193	1,274
Greater than 100%	—	2	11	18	19	1,198	1,248
Total other	—	49	409	999	1,239	47,228	49,924
Total	$127,092	$558,808	$295,791	$346,087	$387,217	$1,299,852	$3,014,847

Total for all classes by LTV ratio(2)
Less than or equal to 80%	$92,095	$366,985	$205,209	$303,352	$376,234	$1,272,296	$2,616,171
Greater than 80% and less than or equal to 90%	16,992	97,376	73,989	40,407	10,249	16,790	255,803
Greater than 90% and less than or equal to 100%	18,005	94,000	16,432	2,134	538	5,939	137,048
Greater than 100%	—	447	161	194	196	4,827	5,825
Total	$127,092	$558,808	$295,791	$346,087	$387,217	$1,299,852	$3,014,847

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2019(1)
	20- and 30-Year or More, Amortizing Fixed-Rate	15-Year or less, Amortizing Fixed-Rate	Adjustable-Rate	Other	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,145,018	$368,181	$43,415	$47,005	$2,603,619
Greater than 80% and less than or equal to 90%	237,623	4,556	1,275	2,872	246,326
Greater than 90% and less than or equal to 100%	130,152	1,284	215	1,398	133,049
Greater than 100%	4,754	66	3	1,365	6,188
Total	$2,517,547	$374,087	$44,908	$52,640	$2,989,182
(1)Excludes $16.3 billion and $17.1 billion as of March 31, 2020 and December 31, 2019, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. The class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.
The following table displays the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.

	As of March 31, 2020, by Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$9,858	$69,507	$63,830	$53,715	$46,030	$87,262	$330,202
Classified(2)	—	347	910	1,655	1,458	3,122	7,492
Total	$9,858	$69,854	$64,740	$55,370	$47,488	$90,384	$337,694

As of December 31, 2019
(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$323,773
Classified(2)	6,845
Total	$330,618
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. As of March 31, 2020 and December 31, 2019, we had loans with amortized cost of $39 million and $5 million, respectively, classified as doubtful.
Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify loans to certain borrowers who have received bankruptcy relief as TDRs. Our current TDR accounting described herein will be temporarily impacted by our election to account for certain eligible loan modifications under the COVID-19 Relief granted pursuant to the CARES Act. See “Note 1, Summary of Significant Accounting Policies” for more information on the impact of the CARES Act.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended March 31, 2020 and 2019, the average term extension of a single-family modified loan was 168 months and 157 months, respectively, and the average interest rate reduction was 0.32 and 0.10 percentage points, respectively.
The following table displays the number of loans and amortized cost in loans classified as a TDR.

	For the Three Months Ended March 31,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	10,856	$1,909	11,445	$1,826
15-year or less, amortizing fixed-rate	1,073	98	1,295	114
Adjustable-rate	144	24	217	32
Other	537	68	936	127
Total single-family	12,610	2,099	13,893	2,099
Multifamily	—	—	3	13
Total TDRs	12,610	$2,099	13,896	$2,112
For loans that defaulted in the period presented and that were classified as a TDR in the twelve months prior to the default, the following table displays the number of loans and the amortized cost of these loans at the time of payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure, or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended March 31,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	3,175	$521	4,376	$664
15-year or less, amortizing fixed-rate	50	3	132	8
Adjustable-rate	7	1	8	1
Other	327	51	643	104
Total single-family	3,559	576	5,159	777
Multifamily	2	2	—	—
Total TDRs that subsequently defaulted	3,561	$578	5,159	$777

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Nonaccrual Loans
The table below displays the amortized cost of and interest income on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option. For the three months ended March 31, 2020, the total amount of foregone interest income for single-family nonaccrual loans was $182 million, of which $87 million was accrued interest receivable written off through the reversal of interest income for nonaccrual loans held at period end. For the three months ended March 31, 2020, the total amount of foregone interest income for multifamily nonaccrual loans held as of period end was $1 million.

	As of		For the Three Months Ended March 31, 2020
	March 31, 2020	December 31, 2019
	Amortized Cost		Total Interest Income Recognized (1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$23,212	$23,427	$101
15-year or less, amortized fixed-rate	856	858	2
Adjustable-rate	279	288	1
Other	2,827	2,973	13
Total single-family	27,174	27,546	117
Multifamily	91	435	—
Total	$27,265	$27,981	$117
(1)Represents the amount of cash payments received for nonaccrual loans held as of period end.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Individually Impaired Loans
Prior to the adoption of the CECL standard, we recorded a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans. Individually impaired loans include TDRs, acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest, excluding loans classified as HFS and loans for which we have elected the fair value option. The following tables display the unpaid principal balance, total amortized cost, related allowance as of December 31, 2019 and average amortized cost, total interest income recognized, and interest income recognized on a cash basis for individually impaired loans for the three months ended March 31, 2019.

	As of December 31, 2019
	Unpaid Principal Balance	Total Amortized Cost	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
20- and 30-year or more, amortizing fixed-rate	$63,091	$61,033	$(5,851)
15-year or less, amortizing fixed-rate	954	960	(24)
Adjustable-rate	156	157	(9)
Other	15,181	14,078	(2,291)
Total single-family	79,382	76,228	(8,175)
Multifamily	314	315	(45)
Total individually impaired loans with related allowance recorded	79,696	76,543	(8,220)
With no related allowance recorded:(1)
Single-family:
20- and 30-year or more, amortizing fixed-rate	18,372	17,578	—
15-year or less, amortizing fixed-rate	410	407	—
Adjustable-rate	265	265	—
Other	3,014	2,718	—
Total single-family	22,061	20,968	—
Multifamily	363	365	—
Total individually impaired loans with no related allowance recorded	22,424	21,333	—
Total individually impaired loans(2)	$102,120	$97,876	$(8,220)
(1) The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.
(2) Includes single-family loans restructured in a TDR with an amortized cost of $96.9 billion as of December 31, 2019. Includes multifamily loans restructured in a TDR with an amortized cost of $102 million as of December 31, 2019.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended March 31, 2019
	Average Amortized Cost	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
20- and 30-year or more, amortizing fixed-rate	$76,400	$804	$79
15-year or less, amortizing fixed-rate	1,323	12	1
Adjustable-rate	120	1	—
Other	19,898	204	15
Total single-family	97,741	1,021	95
Multifamily	247	2	—
Total individually impaired loans with related allowance recorded	97,988	1,023	95
With no related allowance recorded:(1)
Single-family:
20- and 30-year or more, amortizing fixed-rate	14,474	212	26
15-year or less, amortizing fixed-rate	318	4	1
Adjustable-rate	400	4	1
Other	3,000	48	3
Total single-family	18,192	268	31
Multifamily	353	2	—
Total individually impaired loans with no related allowance recorded	18,545	270	31
Total individually impaired loans	$116,533	$1,293	$126
(1) The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
4.  Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts, excluding loans for which we have elected the fair value option. When calculating our allowance for loan losses, we consider the unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments of HFI loans at the balance sheet date. We record write-offs as a reduction to our allowance for loan losses at the point of foreclosure, completion of a short sale, upon the redesignation of nonperforming loans from HFI to HFS or when a loan is determined to be uncollectible. See “Note 1, Summary of Significant Accounting Policies” for additional information and accounting policy changes resulting from our adoption of the CECL standard.
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses, including the transition impact of adopting the CECL standard.

	For the Three Months Ended March 31, 2020
	Balance December 31, 2019	Transition Impact from the Adoption of the CECL Standard	Balance January 1, 2020	Provision for Loan Losses	Write-offs	Recoveries	Other	Balance March 31, 2020
	(Dollars in millions)
Single-family	$(8,759)	$(1,229)	$(9,988)	$(2,177)	$70	$(3)	$28	$(12,070)
Multifamily	(257)	(493)	(750)	(407)	19	(1)	—	(1,139)
Total allowance for loan losses	$(9,016)	$(1,722)	$(10,738)	$(2,584)	$89	$(4)	$28	$(13,209)
Our provision for loan losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearance and loan modifications, the volume of foreclosures completed, and the redesignation of loans from HFI to HFS. Estimating the impact of the COVID-19 outbreak on our expected loan loss reserves required significant management judgment, including estimates of the number of single-family borrowers who will receive forbearance and any resulting loan modifications that will be provided once the forbearance period ends. Under our CECL methodology, depending on the type of loan modification granted, loss severity estimates vary. Our provision can also be impacted by updates to the models, assumptions, and data used in determining our allowance for loan losses.
The primary factors that impacted our single-family provision for loan losses in the first quarter of 2020 were:
•Expected loan losses as a result of the COVID-19 outbreak. Given the rapidly changing and deteriorating market conditions in recent weeks as a result of the unprecedented COVID-19 outbreak, we believe our model used to estimate single-family credit losses as of March 31, 2020 does not capture the entirety of losses we expect to incur relating to COVID-19. As such, management used its judgment to increase the loss projections developed by our credit loss model to reflect our current expectations relating to COVID-19’s impact. These judgments included adjusting our modeled results for (1) the expected impact of widespread forbearance programs, including the rate of borrower participation, and the volume and type of loan modifications as a result thereof, (2) the effect of TDR accounting relief from the CARES Act, and (3) lower expected prepayment volumes given the sharp rise in unemployment rates that are expected to stay elevated over the near term. In developing this model adjustment, management considered the current credit risk profile of our single-family loan book of business, as well as relevant historical credit loss experience during rare or stressful economic environments.
•A decrease in our expectations for home price growth. We revised our forecast to reflect near zero home price appreciation on a national basis for 2020 due to COVID-19 market disruptions. Lower home prices increase the likelihood that loans will default and increase the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately increases our loss reserves and provision for credit losses.
•These factors were partially offset by lower actual and projected mortgage interest rates. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for credit losses. As noted above, we adjusted downward our modeled expectation of prepayment volumes due to the COVID-19 outbreak, which reduced the modeled benefit from interest rates.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
The primary factor that contributed to a decrease in single-family write-offs in the first quarter of 2020 compared to the first quarter of 2019 was a reduction in the number of reperforming loans redesignated from HFI to HFS, resulting in lower write-offs.
Our multifamily provision for loan losses in the first quarter of 2020 was primarily driven by expected loan losses as a result of the COVID-19 outbreak. Similar to the single-family provision for loan losses discussed above, we believe our model used to estimate multifamily credit losses as of March 31, 2020 does not capture the entirety of losses we expect to incur relating to COVID-19. As such, management used its judgment to increase the loss projections developed by our credit loss model to reflect our current expectations relating to COVID-19’s impact. Accordingly, our current multifamily provision for loan losses was primarily driven by higher expected unemployment rates, which we expect will increase the number of loans in forbearance and reduce property net operating income in the near term, thereby decreasing forecasted property values and increasing the probability of loan default. In developing these adjustments, management considered the current credit risk profile of our multifamily loan book of business, as well as relevant historical credit loss experience during rare or stressful economic environments.
For the three months ended March 31, 2020, we recorded a benefit of $58 million related to changes in the expected benefit of freestanding credit enhancements on our single-family loans. Additionally, we recorded a benefit of $127 million related to freestanding credit enhancements on our multifamily loans. Freestanding credit enhancements primarily consist of transactions under our CAS program, our CIRT program, and certain lender risk-sharing programs, including our multifamily DUS program. The impact from these credit enhancements is recorded in “Fee and other income” in our condensed consolidated statements of operations and comprehensive income.
The following tables display prior period changes in single-family and multifamily allowance for loan losses and the prior period amortized cost in our HFI loans by impairment or allowance methodology and portfolio segment prior to the adoption of the CECL standard. For a description of our previous allowance and impairment methodology refer to “Note 1, Summary of Significant Accounting Policies” in our 2019 Form 10-K.

	For the Three Months Ended March 31, 2019
	Balance December 31, 2018	Benefit (Provision) for Loan Losses	Write-offs	Recoveries	Other	Balance March 31, 2019
	(Dollars in millions)
Single-family	$(13,969)	$647	$381	$(45)	$1	$(12,985)
Multifamily	(234)	(13)	—	—	—	(247)
Total allowance for loan losses	$(14,203)	$634	$381	$(45)	$1	$(13,232)

	As of December 31, 2019
	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans	$(8,175)	$(45)	$(8,220)
Collectively reserved loans	(584)	(212)	(796)
Total allowance for loan losses	$(8,759)	$(257)	$(9,016)
Amortized cost in loans by segment:
Individually impaired loans	$97,196	$680	$97,876
Collectively reserved loans	2,909,115	329,938	3,239,053
Total amortized cost in loans	$3,006,311	$330,618	$3,336,929

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	83

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

	As of
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$3,530	$3,424
Other agency(1)	4,167	4,490
Private-label and other mortgage securities	444	629
Total mortgage-related securities (includes $863 million and $896 million, respectively, related to consolidated trusts)	8,141	8,543
Non-mortgage-related securities:
U.S. Treasury securities	44,727	39,501
Other securities	73	79
Total non-mortgage-related securities	44,800	39,580
Total trading securities	$52,941	$48,123
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.

The following table displays information about our net trading gains.

	For the Three Months Ended March 31,

	2020	2019
	(Dollars in millions)
Net trading gains	$647	$92
Net trading gains recognized in the period related to securities still held at period end	591	89
Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. We define the amortized cost basis of our AFS securities as unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments.
Pursuant to the CECL standard, we record an allowance for credit losses for AFS securities that reflects the impairment for credit losses, limited by the amount that fair value is less than the amortized cost. Credit-related losses are written off when deemed uncollectible. Recoveries of credit losses are recorded as a reversal of the allowance for credit losses and benefit for credit losses only prior to the write-down or write-off of a security’s amortized cost basis. Impairment due to non-credit losses are recorded as unrealized losses within other comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of March 31, 2020
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,393	$—	$123	$(11)	$1,505
Other agency(2)	171	—	19	—	190
Alt-A and subprime private-label securities	4	—	3	—	7
Mortgage revenue bonds	291	(3)	9	(1)	296
Other mortgage-related securities	288	—	3	—	291
Total	$2,147	$(3)	$157	$(12)	$2,289

	As of December 31, 2019
	Total Amortized Cost(1)(3)	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,445	$85	$(10)	$1,520
Other agency(2)	183	15	—	198
Alt-A and subprime private-label securities	34	23	—	57
Mortgage revenue bonds	309	9	(3)	315
Other mortgage-related securities	310	5	(1)	314
Total	$2,281	$137	$(14)	$2,404
(1)We exclude from amortized cost and fair value accrued interest of $8 million and $10 million as of March 31, 2020 and December 31, 2019, respectively, which we record in “Other assets” in our condensed consolidated balance sheets.
(2)Other agency securities consist of securities issued by Freddie Mac and Ginnie Mae.
(3)Prior to our adoption of the CECL standard, total amortized cost represented the unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, as well as temporary impairments recognized in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
Fannie Mae and Other Agency Securities
Our Fannie Mae and other agency AFS securities consist of securities issued by us, Freddie Mac, or Ginnie Mae. The principal and interest on these securities are guaranteed by the issuing agency. We believe that the guaranty provided by the issuing agency, the support provided to the agencies by the U.S. government, the importance of the agencies to the liquidity and stability in the secondary mortgage market, and the long history of zero credit losses on agency mortgage-related securities are all indicators that there are not currently credit losses on these securities, even if the security is in an unrealized loss position. In addition, we generally hold these securities that are in an unrealized loss position to recovery. As a result, unless we intend to sell the security, we do not recognize an allowance for credit losses on agency mortgage-related securities.
Non-Agency Mortgage-Related Securities
As of March 31, 2020, substantially all of our non-agency mortgage-related securities were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of March 31, 2020
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$66	$(10)	$105
Mortgage revenue bonds	(1)	22	—	—
Total	$(2)	$88	$(10)	$105

	As of December 31, 2019
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(10)	$337
Mortgage revenue bonds	—	—	(3)	3
Other mortgage-related securities	(1)	130	—	—
Total	$(1)	$130	$(13)	$340
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months Ended March 31,

	2020	2019
	(Dollars in millions)
Gross realized gains	$21	$61
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	50	131
The following tables display net unrealized gains on AFS securities and other amounts accumulated within our accumulated other comprehensive income, net of tax.

As of
March 31, 2020
(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$115
Other	31
Accumulated other comprehensive income	$146

As of
December 31, 2019
(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$97
Other	34
Accumulated other comprehensive income	$131
Prior to our adoption of the CECL standard on January 1, 2020, we evaluated AFS securities for other-than-temporary impairment. The balance of the unrealized credit-loss component of AFS securities held by us and recognized in our consolidated statements of operations and comprehensive income was $36 million as of December 31, 2019.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	86

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

	As of March 31, 2020
	Total Carrying Amount (1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value
	(Dollars in millions)
Fannie Mae	$1,393	$1,505	$—	$—	$14	$14	$96	$109	$1,283	$1,382
Other agency	171	190	—	—	16	17	23	25	132	148
Alt-A and subprime private-label securities	4	7	—	—	—	—	2	3	2	4
Mortgage revenue bonds	288	296	2	2	30	32	27	28	229	234
Other mortgage-related securities	288	291	—	—	—	—	23	24	265	267
Total	$2,144	$2,289	$2	$2	$60	$63	$171	$189	$1,911	$2,035
(1) Net carrying amount consists of book value, net of allowance for credit losses on AFS debt securities.
6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The maximum remaining contractual term of our guarantees is 33 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. With our adoption of the CECL standard on January 1, 2020, we measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. When we began issuing UMBS in June 2019, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. As such, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $72.7 billion and $50.1 billion as of March 31, 2020 and December 31, 2019, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2020			December 31, 2019
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$5,487	$18	$5,244	$5,801	$26	$5,545
Other guaranty arrangements(2)	12,399	123	2,495	12,670	128	2,553
Total	$17,886	$141	$7,739	$18,471	$154	$8,098
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 10, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	March 31, 2020		December 31, 2019
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$—	—%	$478	1.67%
Short-term debt of Fannie Mae	58,337	0.71	26,662	1.56
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day, reported as “Other liabilities” in our condensed consolidated balance sheets.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was up to $15.0 billion as of March 31, 2020 and December 31, 2019.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2020			December 31, 2019
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2020 - 2030	$83,115	2.70%	2020 - 2030	$86,114	2.66%
Medium-term notes(2)	2020 - 2026	22,919	1.59	2020 - 2026	32,590	1.57
Other(3)	2020 - 2038	4,080	5.47	2020 - 2038	5,254	5.01
Total senior fixed		110,114	2.57		123,958	2.47
Senior floating:
Medium-term notes(2)	2020 - 2022	40,078	0.54	2020 - 2021	9,774	1.66
Connecticut Avenue Securities(4)	2023 - 2031	19,470	5.42	2023 - 2031	21,424	5.61
Other(5)	2020 - 2037	432	7.37	2020 - 2037	398	6.27
Total senior floating		59,980	2.17		31,596	4.40
Secured borrowings(6)	2021 - 2022	27	2.60	2021 - 2022	31	2.31
Total long-term debt of Fannie Mae(7)		170,121	2.43		155,585	2.86
Debt of consolidated trusts	2020 - 2059	3,334,098	2.78	2020 - 2059	3,285,139	2.78
Total long-term debt		$3,504,219	2.76%		$3,440,724	2.78%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.
(3)Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

(4)Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities, a portion of which is reported at fair value. Represents CAS issued prior to November 2018. See “Note 2, Consolidations and Transfers of Financial Assets” in our 2019 Form 10-K for more information about our CAS structures issued beginning November 2018.
(5)Consists of structured debt instruments that are reported at fair value.
(6)Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.
(7)Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $586 million and $2 million as of March 31, 2020 and December 31, 2019, respectively.
8.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest-rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest-rate risk management purposes consist primarily of interest-rate swaps and interest-rate options. See “Note 8, Derivative Instruments” in our 2019 Form 10-K for additional information on interest-rate risk management.
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

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of March 31, 2020				As of December 31, 2019
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$50,946	$—	$29,603	$(1,930)	$41,052	$—	$29,178	$(970)
Receive-fixed	94,704	1,151	9,854	(2)	73,579	816	26,382	(62)
Basis	273	205	—	—	273	149	—	—
Foreign currency	215	29	217	(93)	229	39	232	(65)
Swaptions:
Pay-fixed	4,600	7	5,875	(328)	4,600	18	6,375	(219)
Receive-fixed	6,625	619	350	(130)	2,875	106	4,600	(232)
Futures(1)	53,742	—	—	—	20,507	—	—	—
Total gross risk management derivatives	211,105	2,011	45,899	(2,483)	143,115	1,128	66,767	(1,548)
Accrued interest receivable (payable)	—	195	—	(310)	—	226	—	(250)
Netting adjustment(2)	—	(2,137)	—	2,607	—	(1,288)	—	1,694
Total net risk management derivatives	$211,105	$69	$45,899	$(186)	$143,115	$66	$66,767	$(104)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$31,152	$413	$10,452	$(56)	$7,115	$15	$1,787	$(1)
Forward contracts to purchase mortgage-related securities	103,770	2,153	10,936	(36)	55,531	137	9,560	(28)
Forward contracts to sell mortgage-related securities	20,070	99	177,213	(3,502)	9,282	13	109,066	(277)
Total mortgage commitment derivatives	154,992	2,665	198,601	(3,594)	71,928	165	120,413	(306)
Credit enhancement derivatives	26,897	37	12,312	(29)	28,432	40	9,486	(25)
Derivatives at fair value	$392,994	$2,771	$256,812	$(3,809)	$243,475	$271	$196,666	$(435)
(1)Futures have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.4 billion and $1.0 billion as of March 31, 2020 and December 31, 2019, respectively. Cash collateral received was $896 million and $635 million as of March 31, 2020 and December 31, 2019, respectively.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended March 31,

	2020	2019
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(4,029)	$(1,335)
Receive-fixed	3,343	1,281
Basis	56	24
Foreign currency	(38)	19
Swaptions:
Pay-fixed	(148)	(177)
Receive-fixed	632	7
Futures	(71)	59
Net contractual interest expense on interest-rate swaps	(106)	(266)
Total risk management derivatives fair value losses, net	(361)	(388)
Mortgage commitment derivatives fair value losses, net	(993)	(300)
Credit enhancement derivatives fair value losses, net	(11)	(7)
Total derivatives fair value losses, net	$(1,365)	$(695)
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of March 31, 2020 and December 31, 2019.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Segment Reporting

9.  Segment Reporting
We have two reportable business segments: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations.
Segment Allocations and Results
The majority of our revenues and expenses are directly associated with each respective business segment and are included in determining its operating results. Those revenues and expenses that are not directly attributable to a particular business segment are allocated based on the size of each segment’s guaranty book of business. The substantial majority of the gains and losses associated with our risk management derivatives are allocated to our Single-Family business segment.
The following table displays our segment results.

	For the Three Months Ended March 31,
	2020			2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,541	$806	$5,347	$4,039	$757	$4,796
Fee and other income(2)	152	156	308	106	28	134
Net revenues	4,693	962	5,655	4,145	785	4,930
Investment gains (losses), net(3)	(152)	(6)	(158)	94	39	133
Fair value gains (losses), net(4)	(460)	184	(276)	(887)	56	(831)
Administrative expenses	(629)	(120)	(749)	(631)	(113)	(744)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	(2,172)	(411)	(2,583)	661	(11)	650
Foreclosed property income (expense)	(78)	(2)	(80)	(143)	3	(140)
Total credit-related income (expense)	(2,250)	(413)	(2,663)	518	(8)	510
TCCA fees(6)	(637)	—	(637)	(593)	—	(593)
Credit enhancement expense(7)	(312)	(19)	(331)	(167)	(4)	(171)
Other expenses, net	(167)	(96)	(263)	(170)	(37)	(207)
Income before federal income taxes	86	492	578	2,309	718	3,027
Provision for federal income taxes	(18)	(99)	(117)	(484)	(143)	(627)
Net income	$68	$393	$461	$1,825	$575	$2,400
(1)Net interest income primarily consists of guaranty fees received as compensation for assuming and managing the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(2)Single-Family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of the benefit or costs associated with freestanding credit enhancements and fees associated with Multifamily business activities.
(3)Investment gains and losses primarily consist of gains and losses on the sale of mortgage assets for the respective business segment.
(4)Single-Family fair value gains and losses primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities, fair value option debt, and other financial instruments associated with our single-family guaranty book of business. Multifamily fair value gains and losses primarily consist of fair value gains and losses on MBS commitment derivatives, trading securities and other financial instruments associated with our multifamily guaranty book of business.
(5)Credit-related income or expense is based on the guaranty book of business of the respective business segment and consists of the applicable segment’s benefit or provision for credit losses and foreclosed property income or expense on loans underlying the segment’s guaranty book of business. The presentation of our credit-related income or expense for the three months ended March 31, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(6)Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.
(7)Single-family credit enhancement expense primarily consists of costs associated with our CIRT, CAS and EPMI programs. Multifamily credit enhancement expense primarily consists of costs associated with our MCIRT and MCAS programs.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	92

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

	As of
	March 31, 2020			December 31, 2019
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	1.16%	0.27%	0.59%	1.07%	0.29%	0.59%
Percentage of single-family conventional loans based on loan count	1.31	0.32	0.66	1.27	0.35	0.66

	As of
	March 31, 2020		December 31, 2019
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	10.06%	*	10.14%
Geographical distribution:
California	19	0.33	19	0.32
Florida	6	0.83	6	0.84
Illinois	4	0.91	4	0.91
New Jersey	3	1.13	3	1.13
New York	5	1.19	5	1.18
All other states	63	0.64	63	0.64
Product distribution:
Alt-A	1	2.95	2	2.95
Vintages:
2004 and prior	2	2.48	2	2.48
2005-2008	3	4.11	4	4.11
2009-2020	95	0.35	94	0.35
* Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2020 or December 31, 2019.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

Multifamily Credit Risk Characteristics
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on unpaid principal balance, that are 60 days or more past due, and other loans that have higher risk characteristics, to assess the overall credit quality of our multifamily book of business. Higher risk characteristics include, but are not limited to, current DSCR below 1.0 and original LTV ratios greater than 80%. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of
	March 31, 2020(1)		December 31, 2019(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.03%	0.05%	0.02%	0.04%

	As of
	March 31, 2020		December 31, 2019
	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)
Original LTV ratio:
Greater than 80%	1%	—%	1%	—%
Less than or equal to 80%	99	0.05	99	0.04
Current DSCR below 1.0(4)	2	0.68	2	0.48
(1)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.
(2)Consists of multifamily loans that were 60 days or more past due as of the dates indicated.
(3)Calculated based on the unpaid principal balance of multifamily loans that were seriously delinquent divided by the aggregate unpaid principal balance of multifamily loans for each category included in our multifamily guaranty book of business.
(4)Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer. For certain properties, we do not receive updated financial information.
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

	As of
	March 31, 2020		December 31, 2019
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$164,218		$162,855
Pool mortgage insurance	306		339
Total mortgage insurance risk in force	$164,524	6%	$163,194	6%
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

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	March 31, 2020	December 31, 2019
Counterparty:(1)
Arch Capital Group Ltd.	23%	23%
Radian Guaranty, Inc.	20	20
Mortgage Guaranty Insurance Corp.	18	18
Genworth Mortgage Insurance Corp.(2)	16	15
Essent Guaranty, Inc.	13	14
Others	10	10
Total	100%	100%
(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
(2)Genworth Financial, Inc., the ultimate parent company of Genworth Mortgage Insurance Corp., is in the process of being acquired by China Oceanwide Holdings Group Co., Ltd. Upon acquisition, Genworth Mortgage Insurance Corp. will continue to be subject to our ongoing review of financial and operational eligibility requirements.
Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (”RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $3.1 billion, or 2%, of our risk-in-force mortgage insurance coverage of our single-family conventional guaranty book of business as of March 31, 2020.
PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 76.5% of claims under its mortgage insurance policies in cash and is deferring the remaining 23.5%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us its previously outstanding deferred payment obligations as well as interest on those obligations; however, RMIC remains in run-off.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of March 31, 2020 and December 31, 2019, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.4 billion and $410 million, respectively.
As of March 31, 2020 and December 31, 2019, we had outstanding receivables of $607 million and $654 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of March 31, 2020 and December 31, 2019, we assessed these outstanding receivables for collectability, and established a valuation allowance of $502 million and $541 million, respectively, which reduced our claim receivable to the amount considered probable of collection.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	95

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
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions), and identifies one servicer that serviced more than 10% of our single-family guaranty book of business based on unpaid principal balance.

	Percentage of Single-Family Guaranty Book of Business
	As of
	March 31, 2020	December 31, 2019
Wells Fargo Bank, N.A. (together with its affiliates)	17%	17%
Remaining top five depository servicers	14	15
Top five non-depository servicers	28	27
Total	59%	59%
Compared with depository financial institutions, our non-depository servicers pose additional risks because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage servicer counterparties, which are mostly depository institutions.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business based on unpaid principal balance.

	Percentage of Multifamily Guaranty Book of Business
	As of
	March 31, 2020	December 31, 2019
Wells Fargo Bank, N.A. (together with its affiliates)	13%	13%
Walker & Dunlop, Inc.	12	12
Remaining top five servicers	23	23
Total	48%	48%
If a significant mortgage servicer or seller counterparty, or a number of mortgage servicers or sellers, fails to meet their obligations to us, it could adversely affect our results of operations and financial condition. We mitigate these risks in several ways, including:
•establishing minimum standards and financial requirements for our servicers;
•monitoring financial and portfolio performance as compared with peers and internal benchmarks; and
•for our largest mortgage servicers, conducting periodic on-site and financial reviews to confirm compliance with servicing guidelines and servicing performance expectations.
We may take one or more of the following actions to mitigate our credit exposure to mortgage servicers that present a higher risk:
•require a guaranty of obligations by higher-rated entities;
•transfer exposure to third parties;
•require collateral;
•establish more stringent financial requirements;
•work with underperforming major servicers to improve operational processes; and
•suspend or terminate the selling and servicing relationship if deemed necessary.
Derivative Counterparties. For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 8, Derivative Instruments” and “Note 11, Netting Arrangements.”

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	96

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

	As of March 31, 2020
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,206	$(2,202)	$4		$—	$—	$4
Cleared risk management derivatives	—	65	65		—	—	65
Mortgage commitment derivatives	2,665	—	2,665		(1,228)	(499)	938
Total derivative assets	4,871	(2,137)	2,734	(4)	(1,228)	(499)	1,007
Securities purchased under agreements to resell or similar arrangements(5)	20,175	—	20,175		—	(20,175)	—
Total assets	$25,046	$(2,137)	$22,909		$(1,228)	$(20,674)	$1,007
Liabilities:
OTC risk management derivatives	$(2,793)	$2,643	$(150)		$—	$—	$(150)
Cleared risk management derivatives	—	(36)	(36)		—	36	—
Mortgage commitment derivatives	(3,594)	—	(3,594)		1,228	2,349	(17)
Total derivative liabilities	(6,387)	2,607	(3,780)	(4)	1,228	2,385	(167)
Total liabilities	$(6,387)	$2,607	$(3,780)		$1,228	$2,385	$(167)

	As of December 31, 2019
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$1,354	$(1,334)	$20		$—	$—	$20
Cleared risk management derivatives	—	46	46		—	—	46
Mortgage commitment derivatives	165	—	165		(101)	(1)	63
Total derivative assets	1,519	(1,288)	231	(4)	(101)	(1)	129
Securities purchased under agreements to resell or similar arrangements(5)	24,928	—	24,928		—	(24,928)	—
Total assets	$26,447	$(1,288)	$25,159		$(101)	$(24,929)	$129
Liabilities:
OTC risk management derivatives	$(1,798)	$1,695	$(103)		$—	$—	$(103)
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(306)	—	(306)		101	181	(24)
Total derivative liabilities	(2,104)	1,694	(410)	(4)	101	182	(127)
Securities sold under agreements to repurchase or similar arrangements	(478)	—	(478)		—	475	(3)
Total liabilities	$(2,582)	$1,694	$(888)		$101	$657	$(130)

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	97

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
(3) Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $4.2 billion and $2.3 billion as of March 31, 2020 and December 31, 2019, respectively. The fair value of non-cash collateral received was $20.1 billion and $24.7 billion, of which $20.1 billion and $23.8 billion could be sold or repledged as of March 31, 2020 and December 31, 2019, respectively. None of the underlying collateral was sold or repledged as of March 31, 2020 or December 31, 2019.
(4) Excludes derivative assets of $37 million and $40 million as of March 31, 2020 and December 31, 2019, respectively, and derivative liabilities of $29 million and $25 million recognized in our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, that are not subject to enforceable master netting arrangements.
(5) Includes $12.4 billion and $11.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. For how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 14, Netting Arrangements” in our 2019 Form 10-K.
12.  Fair Value
We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis.
Fair Value Measurement
Fair value measurement guidance defines fair value, establishes a framework for measuring fair value, and sets forth disclosures around fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value. The guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements of assets and liabilities based on limited observable inputs or observable inputs for similar assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$3,462	$68	$—	$3,530
Other agency	—	4,167	—	—	4,167
Private-label and other mortgage securities	—	350	94	—	444
Non-mortgage-related securities:
U.S. Treasury securities	44,727	—	—	—	44,727
Other securities	—	73	—	—	73
Total trading securities	44,727	8,052	162	—	52,941
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,317	188	—	1,505
Other agency	—	190	—	—	190
Alt-A and subprime private-label securities	—	7	—	—	7
Mortgage revenue bonds	—	—	296	—	296
Other	—	7	284	—	291
Total available-for-sale securities	—	1,521	768	—	2,289
Mortgage loans	—	7,063	638	—	7,701
Other assets:
Risk management derivatives:
Swaps	—	1,370	210	—	1,580
Swaptions	—	626	—	—	626
Netting adjustment	—	—	—	(2,137)	(2,137)
Mortgage commitment derivatives	—	2,665	—	—	2,665
Credit enhancement derivatives	—	—	37	—	37
Total other assets	—	4,661	247	(2,137)	2,771
Total assets at fair value	$44,727	$21,297	$1,815	$(2,137)	$65,702

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$4,320	$432	$—	$4,752
Total of Fannie Mae	—	4,320	432	—	4,752
Of consolidated trusts	—	22,772	83	—	22,855
Total long-term debt	—	27,092	515	—	27,607
Other liabilities:
Risk management derivatives:
Swaps	—	2,334	1	—	2,335
Swaptions	—	458	—	—	458
Netting adjustment	—	—	—	(2,607)	(2,607)
Mortgage commitment derivatives	—	3,594	—	—	3,594
Credit enhancement derivatives	—	—	29	—	29
Total other liabilities	—	6,386	30	(2,607)	3,809
Total liabilities at fair value	$—	$33,478	$545	$(2,607)	$31,416

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	100

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2020(1)
	Balance, December 31, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$45	$(9)		$—	$—	$—	$—	$—	$(11)	$43	$68	$(10)	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Private-label and other mortgage securities	—	—		—	—	—	—	—	—	94	94	—	—
Total trading securities	$46	$(9)	(5)(6)	$—	$—	$—	$—	$—	$(12)	$137	$162	$(10)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$171	$—		$4	$—	$—	$—	$(1)	$—	$14	$188	$—	$3
Mortgage revenue bonds	315	(3)		2	74	(74)	—	(18)	—	—	296	—	4
Other	306	(11)		(1)	268	(268)	—	(10)	—	—	284	—	(1)
Total available-for-sale securities	$792	$(14)	(6)(7)	$5	$342	$(342)	$—	$(29)	$—	$14	$768	$—	$6

Mortgage loans	$688	$(24)	(5)(6)	$—	$—	$—	$—	$(29)	$(23)	$26	$638	$(26)	$—
Net derivatives	162	41	(5)	—	—	—	—	(4)	18	—	217	44	—
Long-term debt:
Of Fannie Mae:
Senior floating	(398)	(34)	(5)	—	—	—	—	—	—	—	(432)	(34)	—
Of consolidated trusts	(75)	4	(5)(6)	—	—	—	—	3	—	(15)	(83)	4	—
Total long-term debt	$(473)	$(30)		$—	$—	$—	$—	$3	$—	$(15)	$(515)	$(30)	$—

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2019(1)
	Balance, December 31, 2018	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$32	$2		$—	$—	$—	$—	$—	$—	$33	$67	$2	$—
Private-label and other mortgage securities	1	—		—	—	—	—	(1)	—	—	—	—	—
Total trading securities	$33	$2	(5)(6)	$—	$—	$—	$—	$(1)	$—	$33	$67	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$152	$—		$4	$—	$—	$—	$—	$(41)	$84	$199	$—	$2
Alt-A and subprime private-label securities	24	—		—	—	—	—	(1)	—	—	23	—	—
Mortgage revenue bonds	434	—		—	—	—	—	(9)	—	—	425	—	—
Other	342	7		(5)	—	—	—	(8)	—	1	337	—	(4)
Total available-for-sale securities	$952	$7	(6)(7)	$(1)	$—	$—	$—	$(18)	$(41)	$85	$984	$—	$(2)

Mortgage loans	$937	$14	(5)(6)	$—	$—	$—	$—	$(34)	$(28)	$45	$934	$11	$—
Net derivatives	194	98	(5)	—	—	—	—	(89)	—	—	203	44	—
Long-term debt:
Of Fannie Mae:
Senior floating	(351)	(25)	(5)	—	—	—	—	—	—	—	(376)	(25)	—
Of consolidated trusts	(201)	(3)	(5)(6)	—	—	—	—	5	49	(74)	(224)	(1)	—
Total long-term debt	$(552)	$(28)		$—	$—	$—	$—	$5	$49	$(74)	$(600)	$(26)	$—
(1)Gains (losses) included in other comprehensive loss are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in our condensed consolidated statements of operations and comprehensive income.
(2)Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts.
(3)Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.
(4)Amount represents temporary changes in fair value. Amortization, accretion and the impairment of credit losses are not considered unrealized and are not included in this amount.
(5)Gains (losses) are included in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.
(6)Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	102

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

	Fair Value Measurements as of March 31, 2020
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$68	Various
Private-label securities and other mortgage securities	94	Various
Total trading securities	$162

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$113	Consensus
	75	Various
Total agency	188
Mortgage revenue bonds	211	Single Vendor	Spreads (bps)	32.5	-	376.0	97.5
	85	Various
Total mortgage revenue bonds	296
Other	248	Discounted Cash Flow	Spreads (bps)	620.0			620.0
	36	Various
Total other	284
Total available-for-sale securities	$768
Net derivatives	$209	Dealer Mark
	8	Various
Total net derivatives	$217

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2019
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$46	Various
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$107	Consensus
	64	Various
Total agency	171
Mortgage revenue bonds	222	Single Vendor	Spreads(bps)	23.0	-	205.1	76.1
	93	Various
Total mortgage revenue bonds	315
Other	267	Discounted Cash Flow	Spreads(bps)	300.0			300.0
	39	Various
Total other	306
Total available-for-sale securities	$792
Net derivatives	$147	Dealer Mark
	15	Various
Total net derivatives	$162
(1)Valuation techniques for which no unobservable inputs are disclosed generally reflect the use of third-party pricing services or dealers, and the range of unobservable inputs applied by these sources is not readily available or cannot be reasonably estimated. Where we have disclosed unobservable inputs for consensus and single vendor techniques, those inputs are based on our validations performed at the security level using discounted cash flows.
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of March 31, 2020 or December 31, 2019 that were measured at fair value on a nonrecurring basis. We held $4 million and $274 million in Level 2 assets as of March 31, 2020 and December 31, 2019, respectively, comprised of mortgage loans held for sale and mortgage loans held for investment that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2020 or December 31, 2019.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2020	December 31, 2019
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,767	$471
	Single Vendor	1,886	605
Total mortgage loans held for sale, at lower of cost or fair value		3,653	1,076

Single-family mortgage loans held for investment, at amortized cost	Internal Model	1,491	555
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	—	24
	Various	52	16
Total multifamily mortgage loans held for investment, at amortized cost		52	40
Acquired property, net:(1)
Single-family	Accepted Offers	106	101
	Appraisals	356	362
	Walk Forwards	189	240
	Internal Model	113	164
	Various	52	51
Total single-family		816	918
Multifamily	Various	7	9
Total nonrecurring assets at fair value		$6,019	$2,598
(1)The most commonly used techniques in our valuation of acquired property are a proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of March 31, 2020, these methodologies comprised approximately 81% of our valuations, while accepted offers comprised approximately 14% of our valuations. Based on the number of properties measured as of December 31, 2019, these methodologies comprised approximately 85% of our valuations, while accepted offers comprised approximately 12% of our valuations.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2019 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the three months ended March 31, 2020.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	105

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

	As of March 31, 2020
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$128,708	$116,308	$12,400	$—	$—	$128,708
Federal funds sold and securities purchased under agreements to resell or similar arrangements	7,775	—	7,775	—	—	7,775
Trading securities	52,941	44,727	8,052	162	—	52,941
Available-for-sale securities	2,289	—	1,521	768	—	2,289
Mortgage loans held for sale	8,103	—	86	8,402	—	8,488
Mortgage loans held for investment, net of allowance for loan losses	3,354,707	—	3,395,898	118,612	—	3,514,510
Advances to lenders	8,971	—	8,969	2	—	8,971
Derivative assets at fair value	2,771	—	4,661	247	(2,137)	2,771
Guaranty assets and buy-ups	127	—	—	271	—	271
Total financial assets	$3,566,392	$161,035	$3,439,362	$128,464	$(2,137)	$3,726,724

Financial liabilities:
Short-term debt:
Of Fannie Mae	$58,337	$—	$58,388	$—	$—	$58,388
Long-term debt:
Of Fannie Mae	170,121	—	176,634	2,215	—	178,849
Of consolidated trusts	3,334,098	—	3,440,638	31,767	—	3,472,405
Derivative liabilities at fair value	3,809	—	6,386	30	(2,607)	3,809
Guaranty obligations	141	—	—	99	—	99
Total financial liabilities	$3,566,506	$—	$3,682,046	$34,111	$(2,607)	$3,713,550

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2019
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$61,407	$50,057	$11,350	$—	$—	$61,407
Federal funds sold and securities purchased under agreements to resell or similar arrangements	13,578	—	13,578	—	—	13,578
Trading securities	48,123	39,501	8,576	46	—	48,123
Available-for-sale securities	2,404	—	1,612	792	—	2,404
Mortgage loans held for sale	6,773	—	229	7,054	—	7,283
Mortgage loans held for investment, net of allowance for loan losses	3,327,389	—	3,270,535	127,650	—	3,398,185
Advances to lenders	6,453	—	6,451	2	—	6,453
Derivative assets at fair value	271	—	1,360	199	(1,288)	271
Guaranty assets and buy-ups	142	—	—	305	—	305
Total financial assets	$3,466,540	$89,558	$3,313,691	$136,048	$(1,288)	$3,538,009

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$478	$—	$478	$—	$—	$478
Short-term debt:
Of Fannie Mae	26,662	—	26,667	—	—	26,667
Long-term debt:
Of Fannie Mae	155,585	—	164,144	401	—	164,545
Of consolidated trusts	3,285,139	—	3,312,763	31,827	—	3,344,590
Derivative liabilities at fair value	435	—	2,092	37	(1,694)	435
Guaranty obligations	154	—	—	97	—	97
Total financial liabilities	$3,468,453	$—	$3,506,144	$32,362	$(1,694)	$3,536,812
For a detailed description and classification of our financial instruments, see “Note 15, Fair Value” in our 2019 Form 10-K.
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

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	March 31, 2020			December 31, 2019
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$7,701	$4,752	$22,855	$7,825	$5,687	$21,880
Unpaid principal balance	7,261	4,860	20,219	7,514	5,200	19,653
(1)Includes nonaccrual loans with a fair value of $121 million and $129 million as of March 31, 2020 and December 31, 2019, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2020 and December 31, 2019 was $20 million and $11 million, respectively. Includes loans that are 90 days or more past due with a fair value of $73 million and $80 million as of March 31, 2020 and December 31, 2019, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2020 and December 31, 2019 was $16 million and $10 million, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $151 million and $113 million for the three months ended March 31, 2020 and March 31, 2019, respectively, from changes in the fair value of loans recorded at fair value in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $262 million and losses of $330 million for the three months ended March 31, 2020 and March 31, 2019, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	108

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
On May 21, 2018, a plaintiff in a non-class action case, Angel v. Federal Home Loan Mortgage Corporation, filed a complaint for declaratory relief and compensatory damages against Fannie Mae (including certain members of its Board of Directors), Freddie Mac (including certain members of its Board of Directors) and FHFA, as conservator, in the U.S. District Court for the District of Columbia. Plaintiff in that case asserts claims for breach of contract, breach of implied covenants of good faith and fair dealing, and aiding and abetting the federal government in avoiding an alleged implicit guarantee of dividend payments. On March 6, 2019, the court granted defendants’ motion to dismiss and on March 18, 2019, plaintiff moved to alter or amend the judgment and to file an amended complaint. On May 24, 2019, the court denied this motion. On April 24, 2020, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the lower court’s judgment.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Fannie Mae (In conservatorship) First Quarter 2020 Form 10-Q	109

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2020, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2020 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2020 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2020 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2020 and as of the date of filing this report:
•Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 6, 2008. Under the GSE Act, FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness and mission. Because of the nature of the conservatorship under the GSE Act, which places us under the “control” of FHFA (as that term is defined by securities laws), some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures. As both our regulator and our conservator under the GSE

Fannie Mae First Quarter 2020 Form 10-Q	110

Controls and Procedures

Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2020 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Mitigating Actions Related to Material Weakness
As described above under “Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:
•FHFA has established the Division of Resolutions, which is intended to facilitate operation of the company with the oversight of the conservator.
•We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2020 (“First Quarter 2020 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2020 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the First Quarter 2020 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2020 Form 10-Q and had no objection to our filing the First Quarter 2020 Form 10-Q.
•Our senior management meets regularly with senior leadership at FHFA, including, but not limited to, the Director.
•FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, external communications and legal matters.
•Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since December 31, 2019 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•Overview. In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes and updating existing systems. For example, we are currently implementing changes to various financial system applications in stages across the company. As we continue to implement these changes, each implementation may become a significant component of our internal control over financial reporting.
•Implementation of the CECL standard. We began using new and enhanced models, new systems and enhanced business processes related to our adoption of the CECL standard as of January 1, 2020. In connection with the adoption and related business process changes, we redesigned multiple existing controls that were previously considered effective with new or modified controls and, in some cases, removed controls that are no longer applicable. We will continue to monitor and test these new and modified controls for adequate design and operating effectiveness. These new and enhanced models, systems, business processes and controls were fully implemented in January 2020 and were used to prepare our first quarter 2020 condensed consolidated financial statements included in this report.

Fannie Mae First Quarter 2020 Form 10-Q	111

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2019 Form 10-K. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. Some of the lawsuits also challenge the constitutionality of FHFA’s structure. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending after December 31, 2019 are as follows:
District of Columbia. Fannie Mae is a defendant in three cases pending in the U.S. District Court for the District of Columbia—a consolidated putative class action and two additional cases. In all three cases, Fannie Mae and Freddie Mac stockholders filed amended complaints on November 1, 2017 against us, FHFA as our conservator and Freddie Mac. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in these cases, except for their claims for breach of an implied covenant of good faith and fair dealing. In a fourth case that was filed in the U.S. District Court for the District of Columbia on May 21, 2018, the court granted defendants’ motion to dismiss on March 6, 2019, and on March 18, 2019, plaintiff moved to alter or amend the judgment and to file an amended complaint. On May 24, 2019, the court denied this motion. On April 24, 2020, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the lower court’s judgment. All four cases are described in “Note 13, Commitments and Contingencies.”
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

Fannie Mae First Quarter 2020 Form 10-Q	112

Other Information

Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018.
U.S. Court of Federal Claims. Numerous cases are pending against the United States in the U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in four of these cases: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; Perry Capital LLC v. United States of America, filed on August 15, 2018; and Fairholme Funds Inc. v. United States, which was originally filed on July 9, 2013, and amended publicly to include Fannie Mae as a nominal defendant on October 2, 2018. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter, Perry Capital and Fairholme Funds plaintiffs are pursing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. The Perry Capital and Fairholme Funds plaintiffs allege similar breach of contract claims, as well as direct and derivative breach of fiduciary duty claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter, Perry Capital and Fairholme Funds seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher, Rafter and Fairholme Funds cases on August 1, 2018. On December 6, 2019, the court entered an order in the Fairholme Funds case that granted the government’s motion to dismiss all the direct claims but denied the motion as to all of the derivative claims brought on behalf of Fannie Mae. On March 9, 2020, the court certified the case for appeal to the U.S. Court of Appeals for the Federal Circuit. Both the government and the Fairholme Funds plaintiffs filed petitions with the U.S. Court of Appeals for the Federal Circuit on March 19, 2020 requesting that the court hear the appeal.
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2019 Form 10-K. This section supplements and updates that discussion. Also refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2019 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the sections of this report and our 2019 Form 10-K identified above are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial.
The COVID-19 outbreak has adversely affected our business, financial results and financial condition, and we expect that it will continue to do so. The adverse impact of the COVID-19 outbreak on our business, financial results and financial condition could be materially greater than we currently anticipate.
The rapid global outbreak of COVID-19, a new respiratory disease caused by a novel coronavirus, has caused substantial financial market volatility in recent weeks and has significantly adversely affected both the U.S. and the global economy. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on March 13, 2020, President Trump declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 outbreak in the United States has expanded in recent weeks, and has resulted in stay-at-home orders, school closures and widespread business shutdowns across the country. These shutdowns and other reductions in business activity have substantially increased unemployment levels. While the federal government is taking many actions to reduce the negative economic impact of the COVID-19 outbreak, as described in “Executive Summary—COVID-19 Impact—Economic Impact,” the extent to which these actions will mitigate the short-term and long-term negative impacts of the COVID-19 outbreak on the U.S. economy and our business is unclear. The outbreak has already resulted in a contraction in U.S. GDP for the first quarter of 2020, and could result in a sustained drop in the level of U.S. economic activity.
We expect the impact of the COVID-19 outbreak to continue to negatively affect our financial results and contribute to lower net income in 2020 than in 2019. We could have a net loss in one or more future periods or possibly could have a net worth deficit that requires a draw from Treasury under the senior preferred stock purchase agreement. Our forecasts and expectations relating to the impact of the COVID-19 outbreak are subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; the nature and extent of the forbearance and modification options we offer borrowers affected by the outbreak; accounting elections and estimates relating to the impact of the COVID-19 outbreak; borrower and renter behavior in response to the outbreak and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the outbreak. While we are unable to predict the future course of these events or their longer-term effects on our business, key areas we have identified where the

Fannie Mae First Quarter 2020 Form 10-Q	113

Other Information

COVID-19 outbreak is negatively affecting or may negatively affect our business, financial results and financial condition are described below:
•Increased borrower credit risk. Among other factors, income growth and unemployment levels affect borrowers’ ability to repay their mortgage loans. As a result, we expect that current and future declines in economic activity and resulting higher unemployment rates will likely lead to significantly higher rates of delinquencies and may ultimately lead to significantly higher defaults on the mortgage loans in our guaranty book of business. Because of this expectation, our credit-related expenses were substantially higher in the first quarter of 2020. As there is significant uncertainty associated with the impact of the COVID-19 outbreak, we may ultimately experience greater losses than we currently expect and also may have high credit-related expenses in future quarters. Moreover, at FHFA's direction and/or as required by the CARES Act, we are taking a number of actions to help borrowers affected by the COVID-19 outbreak that we expect will adversely affect our financial results and financial condition, including requiring that our servicers:
◦provide up to 12 months of forbearance to single-family borrowers impacted by COVID-19-related financial hardships who request forbearance;
◦provide up to 3 months of forbearance to eligible multifamily borrowers impacted by COVID-19-related financial hardships on the condition that such borrowers suspend evictions and other penalties relating to late payments during the forbearance period; and
◦suspend foreclosures and foreclosure-related activities for single-family loans (other than for vacant or abandoned properties) through at least May 17, 2020.
The CARES Act also instituted a temporary moratorium through July 25, 2020 on tenant evictions for nonpayment of rent that applies to any single-family or multifamily property that secures a mortgage loan we own or guarantee, which is likely to adversely affect the ability of some of our borrowers to make payments on their loans.
If a large number of borrowers cannot repay the amounts owed at the end of their forbearance plans or over time, or fail to qualify for modifications, this could result in significantly higher defaults on the mortgage loans in our guaranty book of business. Some states and localities have also implemented or are considering borrower and renter protections that are more extensive than the CARES Act requirements and our requirements. These additional protections, depending on their scope and whether and to what extent they apply to our business, could contribute to a higher number of single-family and multifamily borrowers becoming delinquent on their loans or could limit our ability to complete foreclosures.
In addition, we expect the economic dislocation resulting from the COVID-19 outbreak will likely negatively affect housing activities, home price growth and multifamily property valuation growth, and could lead to declines in home prices and multifamily property valuations. If this occurs, it would increase the amount of our loss in the event a borrower defaults on their loan. Lower home prices and multifamily property valuations would likely also lead to deterioration in loan performance and changes in borrower behavior, and potentially prohibit some borrowers from being able to refinance their loan. The magnitude of the impact would likely vary significantly across geographic regions and based on the credit characteristics of the loans.
The COVID-19 outbreak is also affecting the credit quality of our new loan acquisitions. Some of the new single-family loans we are acquiring beginning May 1, 2020 are already receiving payment forbearance. In addition, due to CARES Act provisions prohibiting lenders from reporting previously-current borrowers receiving COVID-19-related payment accommodations as delinquent to the credit bureaus, we may not have accurate data on a borrower’s credit history when we are determining the eligibility of the single-family loans we acquire.
•Increased human capital and business resiliency risk. As of April 29, 2020, according to the U.S. Centers for Disease Control and Prevention, there were more than 1 million reported cases of COVID-19 in the United States, and many public health experts expect this number to continue to increase. While we have succession plans in place, they may not be effective. If a significant number of our executives or other employees, or their family members for whom they provide care, contract COVID-19 during the same time period, it could materially adversely affect our ability to manage our business, which could have a material adverse effect on our results of operations and financial condition.
Since mid-March, we have required nearly all of our workforce to work remotely, which we refer to as telework. In addition, nearly all of our workforce is located in a geographic region where the state or local government has issued a stay-at-home order and/or closed schools; these orders and closures may be extended in whole or in part for several weeks or months. The strain on our workforce and our business operations caused by this shift in the work and home environment may result in business interruptions, significantly reduced productivity and other adverse impacts on our operations. While our technological systems to date have continued to function with our workforce working remotely, this telework arrangement increases the risk of technological or cybersecurity incidents that negatively affect our business operations. This telework arrangement, as well as the risk that a significant number of employees or their family members could contract COVID-19 and our reliance on third parties for some functions, also could adversely affect our ability to maintain effective controls and procedures, which could result in material errors in our reported results or disclosures that are not complete or accurate.

Fannie Mae First Quarter 2020 Form 10-Q	114

Other Information

•Increased counterparty credit and operational risk. The economic dislocation caused by the COVID-19 outbreak could lead to default by one or more of our institutional counterparties on their obligations to us. If a counterparty were to default on its obligations to us, it could result in significant financial losses. Counterparty defaults could also negatively impact our ability to operate our business, as we outsource some of our critical functions to third parties, such as mortgage servicing, single-family Fannie Mae MBS issuance and administration, and certain technology functions.
For the majority of our single-family guaranty book of business, when borrowers do not pay their mortgages, our Single-Family Servicing Guide generally requires servicers to advance the missed scheduled principal and interest payments to MBS trusts for payment to MBS holders. As described in “MD&A—Legislation and Regulation,” currently this obligation continues until we purchase the loan from the MBS trust, but effective in August 2020, our servicers’ obligations to advance these payments will end after four months of missed borrower payments. Single-family servicers are also required to advance property tax and insurance payments to taxing authorities, hazard insurers and mortgage insurers. For nearly all of our multifamily guaranty book of business, when borrowers do not pay their mortgages, our Multifamily Selling and Servicing Guide requires lenders to advance the missed scheduled principal and interest payments to MBS trusts for payment to MBS holders for up to four months before they are eligible for reimbursement. If a large number of single-family or multifamily borrowers do not pay their mortgages as a result of the economic dislocation caused by the COVID-19 outbreak, our servicers may not have sufficient liquidity to advance the missed payments to MBS trusts. In such case, we would be required to make the payments, which could require us to obtain substantial additional funding. See below for a description of our increased liquidity risk.
In addition, if multiple single-family or multifamily servicers were to fail to meet their obligations to us, it could cause substantial disruption to our business, borrowers and the mortgage industry. We may not be able to transfer the servicing of loans to new servicers without significant operational disruptions and financial losses, and there may not be sufficient industry capacity to take on large servicing transfers. A large portion of our single-family and multifamily guaranty books of business are serviced by non-depository servicers. We believe the counterparty risks associated with our non-depository servicers are higher than the risks associated with our depository servicers, as our non-depository servicers typically have lower financial strength, liquidity and operational capacity than our depository servicers, which may negatively affect their ability to fully satisfy their financial obligations or to properly service the loans on our behalf. The actions we have taken to mitigate our credit risk exposure to mortgage servicers may not be sufficient to prevent us from experiencing significant financial losses or business interruptions in the event they cannot fulfill their obligations to us.
As noted above, the economic dislocation caused by the COVID-19 outbreak could lead to significantly higher defaults on mortgage loans. Although we strengthened the financial and operational requirements for our mortgage insurer counterparties in 2019 and our primary mortgage insurer counterparties approved to write new business for us currently meet these requirements, a substantially higher level of mortgage defaults could affect these counterparties' ability to fully meet their payment obligations to us.
•Increased liquidity risk. As described in “MD&A—Liquidity and Capital Management,” while market conditions improved in April, adverse market conditions in March limited our ability to issue debt with a maturity greater than two years. If market conditions limit our ability to issue longer-term debt, it could require that we fund longer-term assets with short-term debt, which would increase the roll-over risk on our outstanding debt. In addition, we expect our debt funding needs to increase in future periods, as significantly higher rates of loan delinquencies and an increase in forbearances and other loss mitigation activity driven by the COVID-19 outbreak require us to fund greater amounts of principal, interest, tax and insurance payments on delinquent loans and to purchase a larger volume of delinquent loans from MBS trusts. We also may continue to fund a high volume of whole loan conduit activity.
If substantial volatility in the financial markets continues or intensifies it could significantly adversely affect the amount, mix and cost of funds we obtain, as well as our liquidity position. If we are unable to issue both short- and long-term debt securities at attractive rates and in amounts sufficient to operate our business and meet our obligations, it likely would interfere with the operation of our business and have a material adverse effect on our liquidity, results of operations, financial condition and net worth. If the COVID-19 outbreak results in a sustained market liquidity crisis, our liquidity contingency plans may be difficult or impossible to execute. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired. In this event, our alternative source of liquidity, our other investments portfolio, may not be sufficient to meet our liquidity needs.
•Increased market risk. As described in “MD&A—Risk Management—Market Risk Management, Including Interest-Rate Risk Management,” the significant volatility in the financial markets makes it more challenging to manage our interest-rate risk. In addition, the overall decline in rates during the first quarter of 2020 resulted in declines in the fair value of some of the financial instruments that we mark to market through our earnings, which contributed to our fair value losses for the quarter. If this volatility continues or intensifies, it could further negatively affect our ability to manage our interest-rate risk and result in additional fair value losses. Furthermore, with the anticipated decline in borrower performance due to impact of the COVID-19 outbreak and increased uncertainty regarding the value of

Fannie Mae First Quarter 2020 Form 10-Q	115

Other Information

mortgage-related assets in the current environment, we may have higher investment losses in future periods relating to decreases in the fair value of our loans that are held for sale.
•Limitations on ability to engage in new credit risk transfer transactions. In recent weeks, we have been significantly restricted in our ability to enter into credit risk transfer transactions due to detrimental market conditions as a result of the COVID-19 outbreak. We do not anticipate being able to enter into new credit risk transfer transactions until market conditions improve. Credit risk transfer transactions are an important tool that we use to manage the credit risk of our loan acquisitions, as well as to reduce our overall conservatorship capital requirements. If we continue to be unable to enter into new credit risk transfer transactions, it would impact our ability to reduce our credit risk exposure to the loans we acquire, which could negatively affect our financial results or require that we reduce the amount or type of loans we acquire, and also could result in higher conservatorship capital requirements.
•Suspension of nonperforming and reperforming loan sales. We do not anticipate entering into any new contracts for sales of nonperforming or reperforming loans in the near future because in recent weeks there has been insufficient investor interest in these transactions as a result of the COVID-19 outbreak. Our suspension of these transactions limits our ability to reduce the amount of nonperforming and reperforming loans in our retained mortgage portfolio, which has been a way for us to reduce our credit risk and conservatorship capital requirements.
•Increased model and accounting estimate risk. Given the unprecedented nature and timing of the COVID-19 outbreak and its uncertain impact, we believe our model results relating to our allowance for loan losses currently cannot accurately capture the loan losses we will ultimately incur relating to COVID-19. For the first quarter of 2020, management used its judgment to increase our loss projections to reflect our current expectations relating to COVID-19’s impact on our loan losses, but this judgment may be inaccurate and we may ultimately experience greater losses, perhaps substantially, than we currently expect. The unprecedented nature of the COVID-19 outbreak may also negatively affect our ability to rely on models to effectively manage the risks to our business.
•Potential reduced demand for mortgages. The COVID-19 outbreak may reduce demand for both single-family and multifamily mortgage loans, which could reduce our future loan acquisitions and guaranty fee income. In addition, government and business closures relating to COVID-19 are likely to delay or prevent some closings on both new purchase loans and refinances.
•Increased risk of additional government action affecting our business. Federal, state and local governments have taken many actions that have or that we expect will adversely affect our financial results, such as the stay-at-home orders currently in place across the country and the loan forbearance requirements of the CARES Act. The U.S. Congress, Treasury, the Federal Reserve, FHFA or other national, state or local government agencies or legislatures may take additional steps in response to the COVID-19 outbreak that could adversely affect our business, financial results and financial condition, such as expanding or extending our obligations to help borrowers, renters or counterparties affected by the outbreak or expanding the amounts and types of businesses that are shut down.
•Increased uncertainty relating to our exit from conservatorship. The COVID-19 outbreak could delay or prevent our exit from conservatorship, particularly as it may delay our ability to build and raise sufficient capital to exit conservatorship. In addition, as we, FHFA and Treasury focus on responding to the COVID-19 outbreak, it may reduce our and their capacity to work toward meeting other preconditions for exiting conservatorship.
•Increased risk of mortgage fraud. In response to the COVID-19 outbreak, we are offering certain temporary flexibilities relating to our Single-Family Selling Guide requirements. This could increase the risk of mortgage fraud relating to the loans we acquire during the COVID-19 outbreak. In addition, the CARES Act provides that a single-family borrower may obtain mortgage payment forbearance with no additional documentation required other than the borrower's attestation to a financial hardship caused by COVID-19, which creates the risk that borrowers who are not experiencing financial hardship may request a forbearance.
For more information on the risks to our business relating to borrower credit risk, counterparty credit risk, economic conditions, market risk, liquidity risk, operational risk, model risk and other types of risks described above, see “Risk Factors” in our 2019 Form 10-K.

Fannie Mae First Quarter 2020 Form 10-Q	116

Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group, Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended March 31, 2020, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2020.
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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, pursuant to the dividend provisions of the senior preferred stock and directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds $25 billion. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2019 Form 10-K.
Additional Restrictions Relating to Preferred Stock. Payment of dividends on our common stock is also subject to the prior payment of dividends on our preferred stock and our senior preferred stock. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock.

Fannie Mae First Quarter 2020 Form 10-Q	117

Other Information

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
3.1
Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 25, 2019 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed October 31, 2019.)

3.2
Fannie Mae Bylaws, as amended through January 29, 2019 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 14, 2019.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101
* The financial information contained in these XBRL documents is unaudited.

Fannie Mae First Quarter 2020 Form 10-Q	118

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer
Date: May 1, 2020

By:	/s/ Celeste M. Brown
Celeste M. Brown Executive Vice President and Chief Financial Officer
Date: May 1, 2020

Fannie Mae First Quarter 2020 Form 10-Q	119