Form 10-Q
period 2020-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2020-07-30
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2020, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2020 Form 10-Q	i

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

We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. The U.S. Department of the Treasury (“Treasury”) released a plan in September 2019 for housing finance reform (the “Treasury plan”) that includes recommendations related to ending our conservatorship. Congress and the Administration continue to consider options for reform of the housing finance system, including Fannie Mae. We are not permitted to retain more than $25 billion in capital reserves or to pay dividends or other distributions to stockholders other than Treasury. Our agreements with Treasury include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent developments relating to housing finance reform, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), “Risk Factors” in our 2019 Form 10-K and in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘MD&A’)—Legislation and Regulation” in this report.

You should read this MD&A in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2019 Form 10-K. You can find a “Glossary of Terms Used in This Report” in our 2019 Form 10-K.
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
Through our single-family and multifamily business segments, we provided $575.4 billion in liquidity to the mortgage market in the first half of 2020, which enabled the financing of approximately 2.3 million home purchases, refinancings or rental units.
Fannie Mae Provided $575.4 Billion in Liquidity in the First Half of 2020

Unpaid Principal Balance	Units

$161.0B	593K Single-Family Home Purchases

$380.7B	1.3M Single-Family Refinancings

$33.7B	373K Multifamily Rental Units

Fannie Mae Second Quarter 2020 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Summary of Our Financial Performance
The decrease in our net income in the second quarter of 2020, compared with the second quarter of 2019, was primarily driven by a shift from credit-related income to credit-related expense due to the economic dislocation caused by the COVID-19 pandemic, partially offset by an increase in net interest income due to higher loan prepayments as a result of the historically low interest rate environment. Our net interest income for the second quarter of 2020 was also impacted by an update to our application of our accounting policy for nonaccrual loans that allowed us to continue accruing interest income on delinquent loans that were current at March 1, 2020 and have been negatively impacted by the COVID-19 pandemic. As a result of this update, we recognized $1.5 billion in net interest income related to these loans in the second quarter. See “Consolidated Results of Operations” for more information on our financial results and “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” for more information about our policy for nonaccrual loans.
The decrease in our net income in the first half of 2020, compared with the first half of 2019, was primarily driven by a shift from credit-related income to credit-related expense driven by the economic dislocation caused by the COVID-19 pandemic, partially offset by an increase in net interest income due to higher loan prepayments as a result of the historically low interest rate environment. Our net interest income in the first half of 2020 was also impacted by our recognition in the second quarter of $1.5 billion in net interest income as a result of the update in our application of our policy for nonaccrual loans.

Fannie Mae Second Quarter 2020 Form 10-Q	2

MD&A | Executive Summary
Net worth. Our net worth was $16.5 billion as of June 30, 2020. This amount reflects:
•our net worth of $14.6 billion as of December 31, 2019;
•a reduction in our net worth of $663 million in the first quarter of 2020 driven by a charge of $1.1 billion to retained earnings due to our implementation of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments and related amendments (the “CECL standard”) on January 1, 2020, partially offset by comprehensive income of $476 million in the first quarter of 2020; and
•our comprehensive income of $2.5 billion in the second quarter of 2020.
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
Quarterly fluctuations in acquisition volumes, market share, guaranty fees, or acquisition credit characteristics in any one period typically have limited impact on the size and stability of our conventional guaranty book of business and the associated revenue, profitability, and credit quality. Only a portion of our guaranty book of business turns over each year. In eight of the past ten years, less than 20% of loans in our single-family conventional guaranty book of business held at year end had been originated during the year. Low mortgage rates have contributed to a significant amount of refinancing activity in the first six months of 2020. As a result, we acquired a higher-than-usual portion of our book of business during the first half of the year, with approximately 15% of the loans in our single-family conventional guaranty book of business as of June 30, 2020 originated in the first half of 2020. Because we expect mortgage rates to remain low through 2021, we anticipate a large and growing portion of our book of business, originated in a historically-low-interest-rate environment, will have less incentive to refinance, slowing the pace at which loans in our book of business turn over in future years. A slower turnover rate in our book of business would reduce our ability to increase our revenues by increasing guaranty fees, as any such change would take longer to meaningfully increase the average charged guaranty fee on our total book of business. See “Legislation and Regulation—Developments Relating to Exiting Conservatorship” for a discussion of how this may impact our efforts to generate capital and “Consolidated Results of Operations—Net Interest Income” for information on how this may affect amortization income we receive in future periods.
As described further in “COVID-19 Impact” and “Risk Factors,” the COVID-19 pandemic has significantly affected our financial performance and we expect that it will continue to do so. Given the unprecedented nature of the COVID-19 pandemic and the fast pace at which new developments relating to the pandemic are occurring, it is difficult to assess or predict the short-term or long-term effects of the pandemic on our financial performance.

Fannie Mae Second Quarter 2020 Form 10-Q	3

MD&A | Executive Summary
Net Worth, Treasury Funding and Senior Preferred Stock Dividends
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008.
Under the terms of the senior preferred stock, we will not owe senior preferred stock dividends to Treasury until we have accumulated over $25 billion in net worth as of the end of a quarter. Accordingly, no dividends were payable to Treasury for the second quarter of 2020, and none are payable for the third quarter of 2020.
The charts below show information about our net worth, the remaining amount of Treasury’s funding commitment to us, senior preferred stock dividends we have paid Treasury and funds we have drawn from Treasury pursuant to its funding commitment.
(1)Aggregate amount of dividends we have paid to Treasury on the senior preferred stock from 2008 through June 30, 2020. Under the terms of the senior preferred stock purchase agreement, dividend payments we make to Treasury do not offset our draws of funds from Treasury.
(2)Aggregate amount of funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement from 2008 through June 30, 2020.
The aggregate liquidation preference of the senior preferred stock was $135.4 billion as of June 30, 2020, unchanged from March 31, 2020 as a result of the decrease in our net worth during the first quarter of 2020. The aggregate liquidation preference of the senior preferred stock will increase to $138.0 billion as of September 30, 2020 due to the $2.5 billion increase in our net worth during the second quarter of 2020.
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
COVID-19 Impact
In March 2020, President Trump declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic in the United States has resulted in stay-at-home orders, school closures and widespread business shutdowns across the country. Although business activity has begun to resume to varying degrees, the speed and nature of the resumption of economic activity remains highly uncertain.
The pandemic continues to have a significant impact on our business and on our financial results. We provide a brief overview below of the economic impact of the pandemic, our response to it, and the pandemic’s impact on our business and financial results, with references to where these items are discussed in more detail in this report. We also highlight below the many uncertainties relating to the impact of the COVID-19 pandemic on Fannie Mae and the housing market.

Fannie Mae Second Quarter 2020 Form 10-Q	4

MD&A | Executive Summary
Economic Impact
The COVID-19 pandemic caused substantial financial market volatility and has significantly adversely affected both the U.S. and global economies. While state and local governments throughout the country have taken steps to re-open their economies, lifting shut-down and stay-at-home orders to varying degrees, a number of states and local governments are slowing or pausing their re-openings, or imposing new shut-down orders, as the daily number of new cases of COVID-19 has continued to reach new highs. The extensive shutdowns and other reductions in business activity across the country and globally, including those resulting from individuals and households seeking to avoid infection, have substantially increased unemployment from pre-pandemic levels. The federal government has taken many actions to reduce the negative economic impact of the COVID-19 pandemic. For example, the Federal Reserve lowered the federal funds rate and increased its purchases of Treasury and mortgage-backed securities, is purchasing corporate debt securities, and established and expanded liquidity facilities to support the flow of credit to consumers and businesses. In addition, the federal government passed legislation increasing and expanding unemployment benefits, providing direct cash payments to eligible taxpayers, and allocating funds to assist businesses, states, and municipalities.
The disruption caused by the pandemic differs from previous economic downturns because of the high level of uncertainty related to the health and safety of consumers and workers. We expect the path and timing of economic recovery will be impacted by the rate of new COVID-19 cases and the associated mortality rates. We believe that economic recovery depends on the stable return of consumer spending, increased business activity, and a reduction in unemployment, all of which impact the ability of borrowers and renters to make their monthly payments. Government support, as described above, has played a role in helping to reduce the negative economic impact of the pandemic with direct funding provided to affected households and businesses. Absent additional government action, some of these programs are ending, including the $600 weekly addition to unemployment benefits, which expires at the end of July. The ultimate impact of these programs expiring and the extent to which existing and future government actions will mitigate the negative impacts of COVID-19 on the U.S. economy and our business is unclear. The pandemic resulted in a contraction in U.S. gross domestic product (“GDP”) for the first half of 2020 and could result in future declines in or a sustained drop in the level of U.S. economic activity. See “Key Market Economic Indicators” for information on macroeconomic conditions during the first half of 2020 and our current forecasts regarding future macroeconomic conditions.
Fannie Mae Response
We are taking a number of actions to help borrowers, renters, lenders and servicers manage the negative impact of the COVID-19 pandemic, including providing payment forbearance (that is, a temporary suspension of the borrower’s monthly mortgage payments) to single-family and multifamily borrowers with COVID-19-related financial hardships, suspending foreclosure-related activities, providing lenders and servicers temporary flexibilities for certain of our Selling Guide and Servicing Guide requirements, and providing liquidity to lenders by purchasing a higher-than-usual volume of loans through our whole loan conduit. We have also taken steps to mitigate the risk to Fannie Mae from the impacts of the pandemic. See “Single-Family Business—Single-Family Mortgage Credit Risk Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management” for more information on the actions we are taking in response to the COVID-19 pandemic.
We have also taken steps to protect the safety and resiliency of our workforce. We have required nearly all of our workforce to work remotely since mid-March and continue to assess when it will be safe for employees to return to the office. To date, our business resiliency plans and technology systems have effectively supported this company-wide telework arrangement.
Impact on our Business and Financial Results
The economic dislocation caused by the COVID-19 pandemic was the primary driver of the decline in our net income in the first half of 2020, as compared with the first half of 2019. We significantly increased our allowance for loan losses in the first quarter of 2020 to reflect our expected loan losses as a result of the pandemic, which resulted in substantial credit-related expenses. We expect the impact of the pandemic to continue to negatively affect our financial results, contributing to lower net income in 2020 than in 2019. We could also have net losses in future periods. In addition, we expect the pandemic to negatively affect our returns on capital under FHFA’s conservatorship capital requirements. See “Consolidated Results of Operations,” “Single-Family Business” and “Multifamily Business” for more information on our financial results for the second quarter and first half of 2020.
We did not enter into credit risk transfer transactions in the second quarter of 2020 due to continuing adverse market conditions as a result of the COVID-19 pandemic. Although market conditions have improved, we currently do not have plans to engage in additional credit risk transfer transactions as we evaluate FHFA’s recently re-proposed capital rule, which would reduce the amount of capital relief we obtain from these transactions. We will continue to review our plans, which may be affected by our evaluation of the proposed capital rule and changes in the rule as it is finalized, our progress in meeting FHFA’s 2020 conservatorship scorecard, the strength of future market conditions, and our review of our overall business and capital plan to enable us to exit conservatorship. See “Legislation and Regulation” for more information on FHFA’s proposed capital rule. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk” for more information about our credit-risk transfer activity.

Fannie Mae Second Quarter 2020 Form 10-Q	5

MD&A | Executive Summary
Also see “Retained Mortgage Portfolio,” “Liquidity and Capital Management” and “Risk Management” for discussions of the impact of the COVID-19 pandemic on our business.
Risks and Uncertainties
Our current forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of COVID-19 outbreaks; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; the extent to which consumers, workers and families feel safe resuming business activities and school; the nature and extent of the forbearance, modification, and other loss mitigation options borrowers affected by the pandemic obtain from us; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the pandemic. See “Risk Factors” for a discussion of the risks to our business, financial results and financial condition relating to the COVID-19 pandemic. See “Forward-Looking Statements” for a discussion of factors that could cause actual conditions, events or results to differ materially from those described in our forecasts, expectations and other forward-looking statements in this report.
Legislation and Regulation

The information in this section updates and supplements information regarding legislative and regulatory developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Charter Act and Regulation” in our 2019 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2020 (“First Quarter 2020 Form 10-Q”). Also see “Risk Factors” in this report and in our 2019 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Developments Relating to Exiting Conservatorship
In September 2019, Treasury released a plan recommending reforms to the housing finance system, including recommendations relating to ending our conservatorship. The Treasury plan contemplates FHFA ending the conservatorships of each of Fannie Mae and Freddie Mac (the “GSEs”) when the GSE has met specified preconditions. As described below, FHFA and we took key steps during the second quarter of 2020 in connection with these preconditions through FHFA’s proposal of a new regulatory capital framework for the GSEs and our hiring of a financial advisor to assist us in planning the company’s recapitalization and exit from conservatorship.
Proposed Capital Framework
On May 20, 2020, FHFA released a proposed new regulatory capital framework for the GSEs. The proposed framework is expected to require us to hold significantly more capital than the rule FHFA first proposed in June 2018. The proposed rule includes a mortgage-risk-sensitive framework, similar to the 2018 proposal, but differs from the 2018 proposal in a number of ways, including the following:
•The proposed rule includes supplemental capital requirements relating to the amount and form of the capital we hold, based on definitions of capital used in U.S. banking regulators’ regulatory capital framework. The proposal specifies complementary leverage-based and risk-based requirements, which together determine the requirements for each tier of capital;
•The proposed rule requires us to hold capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored;
•The proposed rule provides less capital relief for credit risk transfer activities than the 2018 proposal;
•The proposed rule imposes specific minimum percentages, or “floors,” on the risk-weight applicable to single-family and multifamily exposures, as well as to retained portions of credit risk transfer transactions; and
•The proposed rule incorporates additional elements based on U.S. banking regulators’ regulatory capital framework, including the introduction of the advanced approach to complement the standardized approach for measuring risk-weighted assets.
The capital requirements and buffers established by the proposed rule would have a delayed compliance date, unless adjusted by FHFA, of the later of one year from publication of the final rule or the date our conservatorship terminates.

Fannie Mae Second Quarter 2020 Form 10-Q	6

MD&A | Legislation and Regulation
We continue to study the proposed capital rule and its potential impact on Fannie Mae and the housing market. Comments on the proposed capital rule are due by August 31, 2020. We do not yet know what changes FHFA may make to the capital rule before it is finalized or when it will be finalized. We expect that the final capital rule will have a significant impact on our business. For example, actions we take to maintain appropriate risk-adjusted returns could adversely affect our competitive position. Approximately 15% of the loans in our single-family conventional guaranty book of business as of June 30, 2020 were originated in the first half of 2020. Once loans have refinanced to current low rates, they are less likely to refinance in the future, which reduces our opportunity to adjust our guaranty fees on these loans in support of our efforts to generate capital.
See “Business—Charter Act and Regulation—GSE Act and Other Legislation—Capital” in our 2019 Form 10-K for information about capital requirements under the current rule and while we are under conservatorship.
Selection of Financial Advisor to Assist with Recapitalization Plan
In June 2020, we hired Morgan Stanley & Co. LLC as underwriting financial advisor to assist us in developing and implementing a plan for recapitalizing the company and responsibly ending our conservatorship. Our advisor is working closely with us, FHFA, and Treasury to consider business and capital structures, market impacts and timing, and available capital-raising alternatives, among other items.
Proposed Replacement for the Qualified Mortgage Patch
The Consumer Financial Protection Bureau’s (the “CFPB’s”) “ability-to-repay” rule under the Truth in Lending Act includes a general “qualified mortgage” definition, and an exception to that definition referred to as the qualified mortgage “patch,” pursuant to which conventional mortgage loans are considered qualified mortgages if they (1) meet certain qualified mortgage requirements generally and (2) are eligible to be purchased or guaranteed by Fannie Mae or Freddie Mac operating under the conservatorship or receivership of FHFA. The qualified mortgage patch is currently scheduled to expire on the earlier of January 10, 2021 or the exit of the GSEs from conservatorship. In June 2020, the CFPB proposed to eliminate the qualified mortgage patch and revise the general qualified mortgage definition. Under the proposal, a loan would no longer need to meet a maximum debt-to-income ratio of 43% and requirements in Appendix Q to the rule to be considered a qualified mortgage. Qualified mortgage status would instead be determined using a priced-based approach along with consideration and verification of the borrower’s income, assets and debts. The CFPB also proposed in June to delay the expiration of the qualified mortgage patch until its replacement becomes effective or when Fannie Mae and Freddie Mac cease to be in conservatorship or receivership, whichever occurs first.
State and Local Government Responses to COVID-19
Many states and localities have issued executive orders and are considering or have enacted legislation requiring mortgage forbearance, foreclosure and eviction moratoriums, and rent flexibilities. The terms of these new and proposed requirements vary significantly in duration and scope, with some providing borrower or renter relief that goes beyond the scope of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an economic stimulus bill enacted by Congress in March 2020 that contains a number of provisions aimed at providing relief for borrowers and renters experiencing financial hardship caused by the COVID-19 pandemic. Actions taken by federal, state or local lawmakers to provide additional relief to borrowers and renters during the COVID-19 outbreak, depending on their scope and whether and to what extent they apply to our business, could have a material adverse effect on our business and financial results.
Proposed 2021 Housing Goals and Temporary Adjustments to Duty to Serve Program
In July 2020, FHFA published proposed single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2021. In the past, FHFA has proposed housing goals for a three-year period, but due to the COVID-19 pandemic and associated economic uncertainty, FHFA proposed benchmark levels for only the 2021 calendar year. Under FHFA’s proposed rule, the benchmark levels for our single-family and multifamily housing goals would remain the same as those currently applicable for 2020. Comments on the proposed rule are due in September 2020. FHFA will issue a final rule after considering the comments received on the proposed rule.
Also in response to the disruption and uncertainty caused by the pandemic, in July 2020 FHFA approved temporary adjustments to our duty-to-serve obligations. As a result, the duty-to-serve plan we submit in September 2020 will extend our current plan by one year, so that it covers 2018 to 2021, rather than covering 2021 to 2023 in a new plan. FHFA expects our next proposed three-year plan, which will be due to FHFA in May 2021, will cover 2022 to 2024. In addition, FHFA provided guidance clarifying how FHFA will take into account market conditions when evaluating our 2020 and 2021 achievements under our duty-to-serve plan.

Fannie Mae Second Quarter 2020 Form 10-Q	7

MD&A | Legislation and Regulation
Possible Designation of Secondary Mortgage Market Activities as Systemically Important
In December 2019, the Financial Stability Oversight Counsel (the “FSOC”) finalized new interpretive guidance on designating nonbank financial companies as systemically important financial institutions. The guidance implemented an “activities-based” approach to identifying and addressing potential risks to financial stability, providing for entity-specific designations only if a potential risk cannot adequately be addressed through an activities-based approach. In July 2020, the FSOC announced that it will begin an activities-based review of the secondary mortgage market to assess both the risk that activities in the secondary mortgage market pose to the stability of the financial system and the efficacy of various risk mitigants. If the FSOC designates us as a systemically important financial institution following this review, we would become subject to additional regulation and oversight by the Federal Reserve Board. See “Risk Factors” in our 2019 Form 10-K for discussions of our uncertain future and how regulatory actions could negatively impact our business, results of operations, financial condition or net worth.
Swap Transactions; Minimum Capital and Margin Requirements
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, in October 2015, an inter-agency body of regulators issued a final rule under the act governing margin and capital requirements applicable to entities that are subject to their oversight. The rule is effective in two phases and each phase requires that we implement operational changes and changes relating to the collateral we collect and provide for swap transactions. The first phase of the rule became effective in 2017. Effectiveness of the second phase of the rule was scheduled for September 2020, but was delayed in June 2020 to September 2021 in light of exigent circumstances caused by the COVID-19 pandemic. This phase will require additional operational changes and changes to collateral requirements, which may increase the costs associated with hedging our retained mortgage portfolio.
Transition from LIBOR to Alternative Reference Rates
We continue working with the Alternative Reference Rates Committee (the “ARRC”), FHFA, Freddie Mac, and other industry participants on a process to replace LIBOR by the end of 2021. In May 2020, we announced that we will cease issuing LIBOR-indexed Single-Family and Multifamily Connecticut Avenue Securities® (“CAS”) products by the end of the fourth quarter of 2020. We expect that any CAS products we issue after that time would be based on the Secured Overnight Financing Rate (“SOFR”). We also announced that we expected to begin offering SOFR-indexed Real Estate Mortgage Investment Conduit securities (“REMICs”) and interest-only and principal-only strip securities (“SMBS”) beginning in July 2020, and that we will cease issuing new LIBOR-indexed REMICs and SMBS no later than September 30, 2020.
Working with FHFA, in May 2020 we also jointly published with Freddie Mac a LIBOR transition playbook and issued frequently asked questions (“FAQs”) that provide answers regarding Fannie Mae’s and Freddie Mac’s transition away from LIBOR-indexed products to SOFR-indexed products. Fannie Mae and Freddie Mac also each launched a LIBOR transition web page that serves as a resource for lenders, servicers, investors and vendors to access key updates and information during the shift from LIBOR to alternative reference rates.

Fannie Mae Second Quarter 2020 Form 10-Q	8

MD&A | Key Market Economic Indicators
Key Market Economic Indicators

The COVID-19 pandemic has had a significant adverse effect on both the U.S. and global economies. Below we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments. See “Executive Summary—COVID-19 Impact” for additional information on the effects of the pandemic on the economy and the uncertainty associated with its ultimate impact on our business and financial results.
Our forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations.
Selected Benchmark Interest Rates
(1)According to Bloomberg.
(2)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac's Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
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
•Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our mortgage commitment derivatives and risk management derivatives, which we mark to market through earnings. Fair value gains and losses on our mortgage commitment derivatives fluctuate depending on how interest rates and prices move between the time the commitment is opened and settled. The net position and composition across the yield curve of our risk management derivatives changes over time. As a result, interest rate changes (increases or decreases) and yield curve changes (parallel, steepening or flattening shifts) will generate varying amounts of fair value gains or losses in a given period. We are preparing to implement hedge accounting to reduce the impact of interest-rate volatility on our financial results. For additional information on the expected impact of hedge accounting, see “Consolidated Results of Operations—Fair Value Losses, Net.”
•Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our loans, which generally increases the expected impairment and provision for credit losses on such loans. Decreases in mortgage interest rates tend to shorten the expected lives of our loans, which reduces the impairment and provision for credit losses on such loans.

Fannie Mae Second Quarter 2020 Form 10-Q	9

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
•Home prices in the second quarter of 2020 remained relatively strong despite the COVID-19 pandemic. We believe home prices benefited from continuing low levels of supply and high levels of demand due to historically low interest rates, particularly from first-time homebuyers, and a greater contraction in supply than in demand since the start of the pandemic. Higher-than-expected increases in supply or decreases in demand could lead to substantial decreases in home prices.
•We currently expect home prices on a national basis to moderate slightly to 4.4% growth in 2020, compared with the 4.8% home price growth rate in 2019. Our current expectations for home price growth in 2020 have increased significantly from our first-quarter estimate of near-zero growth for the year. This improvement in our 2020 home price growth forecast is due to better-than-expected home sales data in the first half of the year. However, we have adjusted downward our longer-term projection of home price growth as we believe there may be a delayed response in home prices due to the ongoing economic and labor market weaknesses caused by the pandemic. We also expect significant regional variation in the timing and rate of home price growth.
•Our forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. For example, home price growth could slow and potentially decline if GDP growth is weaker than we currently expect, unemployment, particularly among existing homeowners and potential new home buyers, is higher than we expect, or if the housing market is more sensitive to economic and labor-market weaknesses than we expect. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”

Fannie Mae Second Quarter 2020 Form 10-Q	10

MD&A | Key Market Economic Indicators
New Housing Starts(1)

(1)According to U.S. Census Bureau and subject to revision.
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
•In light of the uncertainties surrounding the effects of the COVID-19 pandemic and its impact on the economy, home sales fell sharply in the second quarter; however, we expect a partial rebound in the third quarter as purchase demand is supported by the low mortgage-rate environment. This trend is expected to increase single-family housing starts in the third quarter, though we still expect full-year 2020 single-family housing starts to decline.
•A decline in housing starts results in fewer new homes being available for purchase and potentially a lower volume of mortgage originations. Construction activity can also affect credit losses. If the growth of demand exceeds the growth of supply, prices will appreciate and impact the risk profile of newly originated home purchase mortgages, depending on where in the housing cycle the market is. A reduced pace of construction is often associated with a broader economic slowdown and signals expected increases in delinquency and losses on defaulted loans.

Fannie Mae Second Quarter 2020 Form 10-Q	11

MD&A | Key Market Economic Indicators
GDP, Unemployment Rate and Personal Consumption

11.1%
4.0%
3.7%
3.9%
3.8%
3.7%
3.5%
3.5%
4.4%
4.0%
3.5%
3.5%
2.9%
1.4%
1.1%
1.1%
3.1%
4.6%
2.0%
3.2%
2.1%
1.8%
2.1%
(6.8)%
(5.0)%
(32.3)%
(34.8)%
2Q18
3Q18
4Q18
1Q19
2Q19
3Q19
4Q19
1Q20
2Q20
Growth (decline) in U.S. personal consumption, annualized percentage change[1]
Growth (decline) in GDP, annualized percentage change[1]
U.S. unemployment rate, as of period end[2]

(1)GDP growth (decline) and personal consumption growth (decline) for periods prior to the second quarter of 2020 are based on the quarterly series calculated by the Bureau of Economic Analysis and are subject to revision. GDP growth (decline) and personal consumption growth (decline) for the second quarter of 2020 are based on Fannie Mae’s forecast.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
How GDP, the unemployment rate and personal consumption can affect our financial results
•Changes in GDP, the unemployment rate and personal consumption can affect several mortgage market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.
•Economic growth is a key factor for the performance of mortgage-related assets. In a growing economy, employment and income are rising, thus allowing existing borrowers to meet payment requirements, existing homeowners to consider purchasing another home, and renters to consider becoming homeowners. Homebuilding typically increases to meet the rise in demand. Mortgage delinquencies typically fall in an expanding economy, thereby decreasing credit losses.
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
•Due to the impact of COVID-19, the unemployment rate rose significantly and GDP declined significantly in the first half of 2020. While we expect GDP to improve in the second half of the year, overall for 2020 we expect a decline in GDP compared with 2019, as well as elevated unemployment levels.
See “Risk Factors—Market and Industry Risk” in our 2019 Form 10-K and “Risk Factors” in this report for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.

Fannie Mae Second Quarter 2020 Form 10-Q	12

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2020	2019	Variance	2020	2019	Variance
	(Dollars in millions)
Net interest income(1)	$5,777	$5,227	$550	$11,124	$10,023	$1,101
Fee and other income	90	113	(23)	210	247	(37)
Net revenues	5,867	5,340	527	11,334	10,270	1,064
Investment gains (losses), net	149	461	(312)	(9)	594	(603)
Fair value losses, net	(1,018)	(754)	(264)	(1,294)	(1,585)	291
Administrative expenses	(754)	(744)	(10)	(1,503)	(1,488)	(15)
Credit-related income (expenses):
Benefit (provision) for credit losses	(12)	1,225	(1,237)	(2,595)	1,875	(4,470)
Foreclosed property expense	(10)	(128)	118	(90)	(268)	178
Total credit-related income (expenses)	(22)	1,097	(1,119)	(2,685)	1,607	(4,292)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(660)	(600)	(60)	(1,297)	(1,193)	(104)
Credit enhancement expense(2)	(360)	(276)	(84)	(736)	(492)	(244)
Change in expected credit enhancement recoveries(3)	273	—	273	461	—	461
Other expenses, net(4)	(261)	(203)	(58)	(479)	(365)	(114)
Income before federal income taxes	3,214	4,321	(1,107)	3,792	7,348	(3,556)
Provision for federal income taxes	(669)	(889)	220	(786)	(1,516)	730
Net income	$2,545	$3,432	$(887)	$3,006	$5,832	$(2,826)
Total comprehensive income	$2,532	$3,365	$(833)	$3,008	$5,726	$(2,718)
(1)Prior-period amounts have been adjusted to reflect the current-year change in presentation related to our yield maintenance fees. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(2)Previously included in Other expenses, net. Consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) programs, enterprise-paid mortgage insurance (“EPMI”), and certain lender risk-sharing programs. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(3)Consists of change in benefits recognized from our freestanding credit enhancements, including any realized amounts. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(4)Consists of debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs, servicer fees paid in connection with certain loss mitigation activities, and gains and losses from partnership investments.
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

Fannie Mae Second Quarter 2020 Form 10-Q	13

MD&A | Consolidated Results of Operations
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

Components of Net Interest Income
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	$2,677	$2,382	$295	$5,277	$4,700	$577
Base guaranty fee income related to TCCA(1)	660	600	60	1,297	1,193	104
Net amortization income	1,955	1,378	577	3,461	2,364	1,097
Total net interest income from guaranty book of business	5,292	4,360	932	10,035	8,257	1,778
Net interest income from portfolios	485	867	(382)	1,089	1,766	(677)
Total net interest income	$5,777	$5,227	$550	$11,124	$10,023	$1,101
(1)Represents revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
Net interest income increased in the second quarter and first half of 2020 compared with the second quarter and first half of 2019, driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
•Net amortization income increased in the second quarter and first half of 2020 compared with the second quarter and first half of 2019 as a declining interest-rate environment in the first half of 2020 led to increased prepayments on mortgage loans, which accelerated the amortization of cost basis adjustments on mortgage loans of consolidated trusts and the related debt.
•Net interest income from base guaranty fees increased in the second quarter and first half of 2020 compared with the second quarter and first half of 2019 due to an increase in the size of our guaranty book of business and loans with higher base guaranty fees comprising a larger part of our guaranty book of business.
•Net interest income from portfolios decreased in the second quarter and first half of 2020 compared with the second quarter and first half of 2019 primarily due to lower yields on mortgage loans and assets in our other investments portfolio, partially offset by a decrease in interest expense on our funding debt as key benchmark rates declined as a result of the COVID-19 pandemic. For a discussion of the impact of COVID-19 on our funding needs and funding activity, see “Liquidity and Capital Management—Liquidity Management—Debt Funding.”
We expect mortgage rates to remain low through 2021, contributing to a significant amount of mortgage refinance activity and high levels of amortization income. Because a large portion of our book of business has been and is expected to be originated in a historically low interest rate environment, we anticipate that refinancing activity will decrease at some point as fewer borrowers can benefit from a refinancing or as interest rates rise. Lower levels of refinancing in the future will likely reduce the amount of amortization income we recognize.

Fannie Mae Second Quarter 2020 Form 10-Q	14

MD&A | Consolidated Results of Operations
Analysis of Deferred Amortization Income
We initially recognize mortgage loans and debt of consolidated trusts in our condensed consolidated balance sheets at fair value. The difference between the initial fair value and the carrying value of these instruments is recorded as a cost basis adjustment, either as a premium or a discount, in our condensed consolidated balance sheets. We amortize these cost basis adjustments over the contractual lives of the loans or debt. On a net basis, for mortgage loans and debt of consolidated trusts, we are in a premium position with respect to debt of consolidated trusts, which represents deferred income we will recognize in our condensed consolidated statements of operations and comprehensive income as amortization income in future periods.
Deferred Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)
Analysis of Net Interest Income
We have updated the application of our accounting policy for nonaccrual loans in the current period for loans negatively impacted by COVID-19. As a result, for loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months pursuant to an April 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Statement”). If those loans are in a forbearance plan beyond six months of delinquency, we will continue to accrue interest income provided collection of principal and interest continues to be reasonably assured. As a result of this update, we recognized $1.5 billion in net interest income related to these loans in the second quarter and first half of 2020. We also recognized $172 million of provision for loan losses on the related accrued interest receivable as of June 30, 2020. This update also resulted in a significant portion of delinquent loans staying on accrual status. See “Note 1, Summary of Significant Accounting Policies” for more information about our accounting policy update and “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management” for details about loans in a forbearance plan, as well as on-balance sheet loans past due 90 days or more and continuing to accrue interest.

Fannie Mae Second Quarter 2020 Form 10-Q	15

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$115,310	$1,028	3.57%	$117,235	$1,277	4.36%
Mortgage loans of consolidated trusts	3,311,267	25,979	3.14	3,160,712	28,234	3.57
Total mortgage loans(2)	3,426,577	27,007	3.15	3,277,947	29,511	3.60
Mortgage-related securities	10,976	116	4.23	9,794	107	4.37
Non-mortgage-related securities(3)	103,935	129	0.49	60,184	370	2.43
Federal funds sold and securities purchased under agreements to resell or similar arrangements	46,487	14	0.12	40,851	257	2.49
Advances to lenders	7,917	25	1.25	4,936	41	3.28
Total interest-earning assets	$3,595,892	$27,291	3.04%	$3,393,712	$30,286	3.57%
Interest-bearing liabilities:
Short-term funding debt	$50,777	$(54)	0.42%	$19,613	$(119)	2.40%
Long-term funding debt	189,906	(777)	1.64	173,871	(1,102)	2.54
Connecticut Avenue Securities® (“CAS”)	18,993	(219)	4.61	24,277	(376)	6.20
Total debt of Fannie Mae	259,676	(1,050)	1.62	217,761	(1,597)	2.93
Debt securities of consolidated trusts held by third parties	3,350,210	(20,464)	2.44	3,167,754	(23,462)	2.96
Total interest-bearing liabilities	$3,609,886	$(21,514)	2.38%	$3,385,515	$(25,059)	2.96%
Net interest income/net interest yield		$5,777	0.64%		$5,227	0.62%

Fannie Mae Second Quarter 2020 Form 10-Q	16

MD&A | Consolidated Results of Operations

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$108,668	$2,044	3.76%	$118,567	$2,600	4.39%
Mortgage loans of consolidated trusts	3,287,673	53,901	3.28	3,156,951	56,773	3.60
Total mortgage loans(2)	3,396,341	55,945	3.29	3,275,518	59,373	3.63
Mortgage-related securities	10,926	215	3.94	9,420	209	4.44
Non-mortgage-related securities(3)	84,370	377	0.88	60,507	748	2.46
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,911	121	0.63	41,190	520	2.51
Advances to lenders	7,167	59	1.63	4,320	73	3.36
Total interest-earning assets	$3,536,715	$56,717	3.21%	$3,390,955	$60,923	3.59%
Interest-bearing liabilities:
Short-term funding debt	$41,309	$(156)	0.75%	$20,160	$(244)	2.41%
Long-term funding debt	162,661	(1,564)	1.92	176,497	(2,216)	2.51
Connecticut Avenue Securities® (“CAS”)	19,765	(508)	5.14	24,579	(758)	6.17
Total debt of Fannie Mae	223,735	(2,228)	1.99	221,236	(3,218)	2.91
Debt securities of consolidated trusts held by third parties	3,315,963	(43,365)	2.62	3,162,108	(47,682)	3.02
Total interest-bearing liabilities	$3,539,698	$(45,593)	2.58%	$3,383,344	$(50,900)	3.01%
Net interest income/net interest yield		$11,124	0.63%		$10,023	0.59%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Average balance includes mortgage loans on nonaccrual status. For nonaccrual mortgage loans not subject to the COVID-19-related nonaccrual guidance, interest income is recognized when cash is received. Interest income from the amortization of loan fees, primarily consisting of upfront cash fees and yield maintenance fees, was $2.4 billion and $4.0 billion, respectively, for the second quarter and first half of 2020, compared with $1.4 billion and $2.5 billion, respectively, for the second quarter and first half of 2019.
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
Investment gains decreased in the second quarter of 2020, compared with the second quarter of 2019, as a result of a decline in sales of single-family HFS loans. We recognized investment losses in the first half of 2020, compared with investment gains in the first half of 2019, as a result of a decrease in sales of single-family HFS loans and a decline in the fair value of single-family HFS loans driven by price decreases during the first half of 2020.
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
We are preparing to implement fair value hedge accounting to reduce the impact of interest-rate volatility on our financial results. Once implemented, for derivatives in designated hedges, fair value gains and losses attributable to changes in certain benchmark interest rates, such as LIBOR or SOFR, may be reduced by offsetting gains and losses in the fair value of designated hedged mortgage loans or debt. Therefore, we expect the volatility of our financial results associated with changes in interest rates will be reduced substantially. We expect fair value gains and losses driven by other factors, such as credit spreads, will remain.

Fannie Mae Second Quarter 2020 Form 10-Q	17

MD&A | Consolidated Results of Operations
The table below displays the components of our fair value gains and losses.

Fair Value Losses, Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense on interest-rate swaps	$(64)	$(242)	$(170)	$(508)
Net change in fair value during the period	126	(125)	(129)	(247)
Total risk management derivatives fair value gains (losses), net	62	(367)	(299)	(755)
Mortgage commitment derivatives fair value losses, net	(662)	(469)	(1,655)	(769)
Credit enhancement derivatives fair value gains (losses), net	31	(17)	20	(24)
Total derivatives fair value losses, net	(569)	(853)	(1,934)	(1,548)
Trading securities gains, net	135	183	782	275
CAS debt fair value gains (losses), net	(163)	119	474	97
Other, net(1)	(421)	(203)	(616)	(409)
Fair value losses, net	$(1,018)	$(754)	$(1,294)	$(1,585)
(1)Consists of fair value gains and losses on non-CAS debt and mortgage loans held at fair value.
Our fair value losses in the second quarter and first half of 2020 were impacted by market disruptions due to COVID-19 that resulted in lower interest rates.
Fair value losses in the second quarter of 2020 were primarily driven by:
•decreases in the fair value of mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as prices increased during the commitment period as interest rates declined, which were partially offset by gains on commitments to buy mortgage-related securities;
•increases in the fair value of long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to declines in interest rates; and
•losses on CAS debt reported at fair value resulting from tightening spreads between CAS debt yields and LIBOR during the period.
These losses were partially offset by fair value gains in the second quarter of 2020 on trading securities primarily driven by declines in interest rates, which resulted in gains on mortgage-related securities held in our retained mortgage portfolio.
Fair value losses in the first half of 2020 were primarily driven by:
•decreases in the fair value of mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as prices increased during the commitment period as interest rates declined, which were partially offset by gains on commitments to buy mortgage-related securities;
•increases in the fair value of long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to declines in interest rates; and
•net interest expense on risk management derivatives combined with decreases in the fair value of pay-fixed risk management derivatives due to declines in swap rates, which were partially offset by increases in the fair value of receive-fixed risk management derivatives.
These losses were partially offset by fair value gains in the first half of 2020 on trading securities and CAS debt, primarily driven by declines in interest rates and widened spreads between CAS debt yields and LIBOR, which resulted in gains on fixed-rate securities held in our other investments portfolio and our CAS debt held at fair value.
Fair value losses in the second quarter and first half of 2019 were primarily driven by:
•decreases in the fair value of our mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as a result of increases in the prices of securities as interest rates decreased during the commitment periods;
•net interest expense accruals on risk management derivatives combined with decreases in the fair value of pay-fixed risk management derivatives due to declines in longer-term swap rates, which were partially offset by increases in the fair value of our receive-fixed risk management derivatives; and
•increases in the fair value of our long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to declines in interest rates.

Fannie Mae Second Quarter 2020 Form 10-Q	18

MD&A | Consolidated Results of Operations
Credit-Related Income (Expense)
Our credit-related income or expense can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearance and loan modifications, the volume of foreclosures completed, and the redesignation of loans from held for investment (“HFI”) to HFS. In recent periods, the redesignation of certain reperforming and nonperforming single-family loans has been a significant driver of credit-related income. We expect this activity to have a significantly reduced impact in 2020. We suspended new sales of nonperforming and reperforming loans in the second quarter of 2020, as investor interest in purchasing these loans was severely impacted by the COVID-19 pandemic and its effects. Investor interest in purchasing reperforming loans has recently returned, and therefore we are considering resuming sales of reperforming loans. As investor interest in purchasing nonperforming loans has not returned, we do not anticipate entering into new contracts for sales of these loans in the near future.
Our credit-related income or expense and our loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. The January 1, 2020 CECL standard implementation introduced additional volatility in our financial results as credit-related income or expense now includes expected lifetime losses on our loans and thus are sensitive to fluctuations in the factors detailed above.
In the first quarter of 2020, we increased our allowance for loan losses due to our estimate of loan losses we expect to incur as a result of the COVID-19 pandemic, using an expected lifetime loss methodology. This increase was the primary driver of credit-related expense in the first half of 2020. An increase in our estimate of multifamily credit losses and an offsetting decrease in our estimate of single-family credit losses, contributed to modest credit-related expense in the second quarter of 2020.
Estimating the impact of the COVID-19 pandemic on our expected credit loss reserves required significant management judgment as we continue to observe uncertainty in our economic forecast caused by elevated levels of unemployment, the impact of fiscal stimulus actions, and variability surrounding the continued spread of COVID-19; thereby impacting projected borrower behavior. We applied management judgment in estimating the number of single-family borrowers who will receive forbearance and any resulting repayment plans, deferrals, or loan modifications that will be provided once the forbearance period ends. Under our CECL methodology, depending on the type of loan modification granted, loss severity estimates vary. In determining our allowance for loan losses as of June 30, 2020, we estimated that up to 12.5% of our single-family borrowers based on loan count and up to 10% of our multifamily guaranty book of business based on unpaid principal balance would ultimately receive forbearance due to a COVID-19-related financial hardship. This represents a downward revision from our March 31, 2020 estimate of up to 15% of single-family borrowers and up to 20% of our multifamily guaranty book of business and is based on recent economic data and actual forbearance activity observed in the second quarter of 2020. Although we believe our estimates underlying our allowance determination are reasonable, we may observe future volatility in these estimates as we continue to observe actual loan performance data and update our models and assumptions surrounding this unprecedented event. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—-Multifamily Problem Loan Management and Foreclosure Prevention” for information on our loans in forbearance.

Fannie Mae Second Quarter 2020 Form 10-Q	19

MD&A | Consolidated Results of Operations
Benefit (Provision) for Credit Losses
The table below provides a quantitative analysis of the drivers for the second quarter and first half of 2020 of our single-family and multifamily provision for credit losses and the increase in expected benefit from freestanding credit enhancements. The provision for credit losses includes our provision for loan losses and the related accrued interest receivable on our book of business as well as our provision for our guaranty loss reserves. It excludes the transition impact of adopting the CECL standard, which was recorded as an adjustment to retained earnings as of January 1, 2020. Many of the drivers that contribute to our provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates.

Components of Provision for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$(70)	$(67)
Redesignation of loans from HFI to HFS	—	175
Actual and forecasted home prices	337	(584)
Actual and projected interest rates	84	1,341
Estimated impact of the COVID-19 pandemic(2)	(3)	(2,590)
Other(3)	(129)	(226)
Single-family benefit (provision) for credit losses	219	(1,951)
Multifamily provision for credit losses:
Changes in loan activity(1)	(52)	(74)
Actual and projected interest rates	58	274
Actual and projected economic data and estimated impact of the COVID-19 pandemic	(261)	(874)
Other(3)	24	33
Multifamily provision for credit losses	(231)	(641)
Total provision for credit losses(4)	$(12)	$(2,592)

Change in expected credit enhancement recoveries:(5)
Single-family	$208	$266
Multifamily	65	192
Total change in expected credit enhancement recoveries	$273	$458
(1)Primarily consists of loan liquidations, new troubled debt restructurings (“TDRs”), amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). For multifamily, changes in loan activity also includes changes in the allowance due to loan delinquencies and the impact of changes in debt service coverage ratios (“DSCRs”) based on updated property financial information.
(2)Includes changes in the allowance due to actual and expected loan delinquencies.
(3)Includes provision for allowance on accrued interest receivable.
(4)Excludes credit losses on our AFS securities, which are included in “Benefit (provision) for credit losses” in Summary of Condensed Consolidated Results of Operations.
(5)Excludes recoveries received after foreclosure, which are included in “Changes in expected credit enhancement recoveries” in Summary of Condensed Consolidated Results of Operations.
The primary factors that impacted our single-family benefit (provision) for credit losses in the second quarter and first half of 2020 were:
•Expected credit losses as a result of the COVID-19 pandemic, which includes adjustments to modeled results. In the first quarter of 2020, the rapidly changing conditions as a result of the unprecedented COVID-19 pandemic caused us to believe our model used to estimate single-family credit losses does not capture the entirety of losses we expect to incur relating to COVID-19, which includes our expectations surrounding loan forbearance and borrower behavior once the forbearance period ends. As a result, management used its judgment to increase the loss projections developed by our credit loss model in the first quarter of 2020 by $2.5 billion.

Fannie Mae Second Quarter 2020 Form 10-Q	20

MD&A | Consolidated Results of Operations
During the second quarter of 2020 our credit loss model consumed data from the initial months of the pandemic, including loan delinquencies, updated profile data for loans in forbearance, and an updated home price forecast. As more of this data was consumed by our credit loss model, we reduced our non-modeled adjustment. However, management continued to apply its judgment and supplement model results as of June 30, 2020, taking into account uncertainty regarding the type and extent of loss mitigation that may be needed when loans complete their forbearance period and the continued high degree of uncertainty regarding the future course of the pandemic and its effect on the economy, including the continued availability of fiscal stimulus to support borrowers.
For the second quarter of 2020, our estimate of expected losses due to the pandemic, which includes both modeled and non-modeled adjustments, remained relatively flat compared with the first quarter. A reduction in overall expected forbearance volumes was offset by a weaker credit profile for loans entering forbearance. Furthermore, the positive impact of higher-than-initially-expected borrower prepayment activity was offset by heightened uncertainty as noted above. When taken together, the net impact for the second quarter was a $3 million increase to expected losses as shown in the table above.
•Changes in our expectations for home price growth. In the first quarter, we significantly reduced our expectations for home price growth to near-zero for 2020, which contributed to our provision for credit losses for the period. However, the negative impact from the first quarter was partially reduced in the second quarter as we revised our home price forecast to reflect an increase in home price appreciation on a national basis for 2020 based on strong home sales data for the period. This improvement in the 2020 home price forecast was partially offset by our updated long-term projected home price growth estimate, which was lowered as a result of a longer projected economic recovery period. Higher home prices decrease the likelihood that loans will default and decrease the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately decreases our loss reserves and provision for credit losses. Conversely, lower home prices increase the likelihood that loans will default, thereby increasing loss reserves and provision for credit losses.
•Credit benefit from lower actual and projected mortgage interest rates. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for credit losses.
Our multifamily provision for credit losses in the second quarter and first half of 2020 was primarily driven by:
•Actual and projected economic data and expected credit losses as a result of the COVID-19 pandemic. Similar to the single-family provision for credit losses discussed above, we believe our model used to estimate multifamily credit losses as of June 30, 2020 does not capture the entirety of losses we expect to incur relating to COVID-19. As a result, management used its judgment to increase the loss projections developed by our credit loss model to reflect our current expectations relating to the impact of the pandemic. Accordingly, our multifamily provision for credit losses was primarily driven by elevated unemployment rates compared with pre-COVID-19 levels. We expect higher unemployment rates will reduce the operating income of multifamily properties in the near term, resulting in an increase in the number of loans in forbearance. Additionally, property values are expected to decrease, increasing the probability of loan defaults.
In the second quarter, we increased our expected credit losses as a result of significant economic uncertainty and worsened forecasted capitalization rates. We also increased our expected credit losses on senior housing loans to reflect that these properties have been disproportionately impacted by the pandemic, which has resulted in increased operating expenses and has limited these borrowers’ ability to attract new tenants. These increases in expected credit losses were partially offset by a reduction in our overall estimated forbearance volumes and lower actual and projected interest rates. In developing these adjustments, management considered the current credit risk profile of our multifamily loan book of business, as well as relevant historical credit loss experience during rare or stressful economic environments.

Fannie Mae Second Quarter 2020 Form 10-Q	21

MD&A | Consolidated Results of Operations
The table below provides quantitative analysis of the drivers for the second quarter and first half of 2019 of our single-family benefit for credit losses. The presentation of our components represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard. Many of the drivers that contribute to our benefit for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table does not include our multifamily benefit (provision) for credit losses as the amounts for 2019 were less than $50 million.

Components of Benefit for Credit Losses
	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(Dollars in millions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$198	$222
Redesignation of loans from HFI to HFS	423	650
Actual and forecasted home prices	312	540
Actual and projected interest rates	195	360
Other(2)	124	141
Total single-family benefit for credit losses	$1,252	$1,913
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
•Changes in loan activity. Higher loan liquidation activity generally occurs during a lower interest rate environment as loans prepay, and during the peak home buying season of the second and third quarters of each year. When mortgage loans prepay, we reverse any remaining allowance related to these loans, which contributed to the benefit for credit losses.
TCCA Fees
Pursuant to the TCCA, in 2012, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our condensed consolidated financial statements. TCCA fees increased in the second quarter of 2020 compared with the second quarter of 2019 as our book of business subject to the TCCA continued to grow. Based on guidance we received from FHFA in May 2020, if we do not collect these fees due to deferred or forborne payments not being made to servicers, we will not be required to remit them to Treasury. We will resume accrual and remittance when payments resume. See “Business—Charter Act and Regulation—GSE Act and Other Legislation—Guaranty Fees and Pricing” in our 2019 Form 10-K for further discussion of the TCCA.
Credit Enhancement Expense
Credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRT programs, EPMI, and amortization expense for certain lender risk-sharing programs. We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments. Credit enhancement expense has been presented as a separate line item for all periods presented as these expenses have become a more significant driver of our results of operations. In prior periods, credit enhancement expenses were recorded in “Other expenses, net.”

Fannie Mae Second Quarter 2020 Form 10-Q	22

MD&A | Consolidated Results of Operations
Credit enhancement expense increased in the second quarter and first half of 2020 compared with the second quarter and first half of 2019 primarily due to higher outstanding volumes of loans covered by credit risk transfer transactions. We discuss the transfer of mortgage credit risk in “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries consists of the change in benefits recognized from our freestanding credit enhancements, including any realized amounts. Benefits, if any, from our CAS, CIRT and EPMI programs previously recorded in “Fee and other income” have been reclassified to “Change in expected credit enhancement recoveries” for all periods presented. Benefits from other lender risk-sharing programs, including our multifamily Delegated Underwriting and Servicing (“DUS®”) program, were recorded as a reduction of credit-related expense in periods prior to 2020. However, with our adoption of the CECL standard on January 1, 2020, benefits from freestanding credit enhancements are no longer recorded as a reduction of credit-related expenses. These benefits from lender risk-sharing have been reclassified into “Change in expected credit enhancement recoveries” on a prospective basis beginning January 1, 2020.
Other Expenses, Net
Other expenses primarily consists of debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs, servicer fees paid in connection with certain loss mitigation activities and gains and losses from partnership investments. We expect our fees paid to servicers for loss mitigation work to increase into 2021 as single-family borrowers who received a COVID-19-related forbearance enter into various loss mitigation solutions once the forbearance period ends, such as repayment plans, payment deferrals or loan modifications. For additional information about our loans in forbearance, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Loans in Forbearance.”

Fannie Mae Second Quarter 2020 Form 10-Q	23

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	June 30, 2020	December 31, 2019	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$79,960	$34,762	$45,198
Restricted cash	65,714	40,223	25,491
Investments in securities	108,864	50,527	58,337
Mortgage loans:
Of Fannie Mae	115,313	101,668	13,645
Of consolidated trusts	3,356,988	3,241,510	115,478
Allowance for loan losses	(12,966)	(9,016)	(3,950)
Mortgage loans, net of allowance for loan losses	3,459,335	3,334,162	125,173
Deferred tax assets, net	13,119	11,910	1,209
Other assets	33,684	31,735	1,949
Total assets	$3,760,676	$3,503,319	$257,357
Liabilities and equity
Debt:
Of Fannie Mae	$275,637	$182,247	$93,390
Of consolidated trusts	3,444,338	3,285,139	159,199
Other liabilities	24,224	21,325	2,899
Total liabilities	3,744,199	3,488,711	255,488
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(104,359)	(106,228)	1,869
Total equity	16,477	14,608	1,869
Total liabilities and equity	$3,760,676	$3,503,319	$257,357
Cash and Cash Equivalents and Federal Funds Sold and Securities Purchased Under Agreements to Resell or Similar Arrangements and Investments in Securities
The increase in both (1) cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements and (2) investments in securities from December 31, 2019 to June 30, 2020 was primarily driven by the investment of proceeds from new debt issuances to support refinancing activity and in anticipation of future potential liquidity needs, which we discuss in “Liquidity and Capital Management—Debt Funding—Debt Funding Activity,” as well as proceeds from loan payoffs. These funds were invested in cash equivalents or U.S. Treasury securities at period end where possible.
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance increased as of June 30, 2020 compared with December 31, 2019, primarily driven by:
•an increase in mortgage loans due to acquisitions, primarily from higher mortgage refinance activity, outpacing liquidations and sales;
•partially offset by an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 pandemic and the impact of our adoption of the CECL standard on January 1, 2020.

Fannie Mae Second Quarter 2020 Form 10-Q	24

MD&A | Consolidated Balance Sheet Analysis

For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Debt
The increase in debt of Fannie Mae from December 31, 2019 to June 30, 2020 was primarily driven by new short- and long-term debt issuances to support refinancing activity and in anticipation of future potential liquidity needs as a result of the COVID-19 pandemic. The increase in debt of consolidated trusts from December 31, 2019 to June 30, 2020 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our net equity increased as of June 30, 2020 compared with December 31, 2019 by the amount of our comprehensive income recognized during the first half of 2020, partially offset by a charge of $1.1 billion to retained earnings due to our implementation of the CECL standard on January 1, 2020. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance—The Current Expected Credit Loss Standard” for further details.
The aggregate liquidation preference of the senior preferred stock was $135.4 billion as of June 30, 2020, unchanged from March 31, 2020 as a result of the decrease in our net worth during the first quarter of 2020. The aggregate liquidation preference of the senior preferred stock will increase to $138.0 billion as of September 30, 2020 due to the $2.5 billion increase in our net worth during the second quarter of 2020.
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
•Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” as of June 30, 2020 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The increase in our retained mortgage portfolio as of June 30, 2020 compared with December 31, 2019 was primarily due to an increase in our acquisitions of loans through our whole loan conduit in the first half of 2020 driven by higher mortgage

Fannie Mae Second Quarter 2020 Form 10-Q	25

MD&A | Retained Mortgage Portfolio
refinance activity. This increase was partially offset by a decrease in our legacy investment portfolio due to continued liquidations of loans and sales of private-label securities from this portfolio.
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance.

Retained Mortgage Portfolio
	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$40,255	$38,375
Mortgage loans	36,035	21,152
Total lender liquidity	76,290	59,527
Loss mitigation mortgage loans(2)	60,454	60,731
Other:
Reverse mortgage loans	15,777	17,129
Mortgage loans	5,728	6,546
Reverse mortgage securities(3)	7,023	7,575
Private-label and other securities	933	1,250
Fannie Mae-wrapped private-label securities	544	581
Mortgage revenue bonds	239	272
Total other	30,244	33,353
Total retained mortgage portfolio	$166,988	$153,611

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$160,517	$145,179
Multifamily mortgage loans and mortgage-related securities	$6,471	$8,432
(1)Consists of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans classified as TDRs that were on accrual status of $37.4 billion and $38.2 billion as of June 30, 2020 and December 31, 2019, respectively, and single-family loans on nonaccrual status of $19.7 billion and $19.6 billion as of June 30, 2020 and December 31, 2019. Includes multifamily loans classified as TDRs that were on accrual status of $24 million and $51 million as of June 30, 2020 and December 31, 2019, respectively, and multifamily loans on nonaccrual status of $158 million and $132 million as of June 30, 2020 and December 31, 2019, respectively.
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
Effective January 31, 2020, FHFA directed us to include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of June 30, 2020, 10% of the notional value of our interest-only securities was $2.2 billion, which is not included in the table above.
We have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. In support of our loss mitigation strategies, we purchased $5.6 billion of loans from our single-family MBS trusts in the first half of 2020, the substantial majority of which were delinquent. In deciding whether and when to exercise our option to purchase a loan from a single-family MBS trust, we consider a variety of factors, including, but not limited to, the cost of funds, general market conditions, and relevant market yields. The weight we give to these factors, among others, changes depending on market circumstances and other factors. See “MD&A—Retained Mortgage Portfolio—Purchases of Loans from Our MBS Trusts” in our 2019 Form 10-K for more information relating to our purchases of loans from MBS trusts.
As a result of the COVID-19 pandemic, we have made a number of changes to our single-family and multifamily loss mitigation strategies. This includes providing single-family borrowers experiencing COVID-19-related financial hardship with payment

Fannie Mae Second Quarter 2020 Form 10-Q	26

MD&A | Retained Mortgage Portfolio
forbearance for up to 12 months, as well as repayment plan, payment deferral and loan modification options once the forbearance period ends. Typically, we do not buy loans out of our MBS trusts while they are in forbearance or when they are granted certain other loss mitigation options, such as a repayment plan, payment deferral or certain types of loan modifications. We expect the amount of loans we buy out of trusts over the long term as a result of loan delinquencies or loss mitigation strategies will increase the size of our retained mortgage portfolio, perhaps substantially. The volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio remain highly uncertain and depend on a number of factors, including the success of our loss mitigation activities. As described in “Liquidity and Capital Management—Debt Funding,” depending on the extent of our funding needs and the amount of mortgage loans we purchase from MBS trusts, we may be required to obtain FHFA’s and Treasury’s prior written consent to increase our current debt limit and mortgage asset limit. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for information on our loans in forbearance.
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
We and Freddie Mac began issuing single-family uniform mortgage-backed securities, or “UMBS®,” in June 2019. In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the to-be-announced (“TBA”) market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS, SupersTM, Real Estate Mortgage Investment Conduit securities (“REMICs”) and other types of single-family or multifamily mortgage-backed securities.
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
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 90% of our guaranty book of business as of June 30, 2020 and December 31, 2019.

Composition of Fannie Mae Guaranty Book of Business(1)
	As of
	June 30, 2020			December 31, 2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(2)	$3,142,861	$359,071	$3,501,932	$2,997,475	$341,522	$3,338,997
Government guaranty book of business(3)	25,102	958	26,060	27,422	1,079	28,501
Guaranty book of business	3,167,963	360,029	3,527,992	3,024,897	342,601	3,367,498
Freddie Mac securities guaranteed by Fannie Mae(4)	101,430	—	101,430	50,100	—	50,100
Total Fannie Mae guarantees	$3,269,393	$360,029	$3,629,422	$3,074,997	$342,601	$3,417,598
(1)Includes other single-family Fannie Mae guaranty arrangements of $1.2 billion and $1.3 billion as of June 30, 2020 and December 31, 2019, and other multifamily Fannie Mae guaranty arrangements of $11.0 billion and $11.3 billion as of June 30, 2020 and December 31, 2019, respectively. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

Fannie Mae Second Quarter 2020 Form 10-Q	27

MD&A | Guaranty Book of Business

(2)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(3)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(4)Consists of approximately (i) $79.8 billion and $37.8 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of June 30, 2020 and December 31, 2019, respectively; and (ii) $21.6 billion and $12.3 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs, a portion of which may be backed in whole or in part by Fannie Mae MBS, as of June 30, 2020 and December 31, 2019, respectively. Therefore, our total exposure to Freddie Mac securities included in Fannie Mae REMIC collateral is likely lower.
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In February 2020, we paid $280 million to the funds based on our new business purchases in 2019. For the first six months of 2020, we recognized an expense of $242 million related to this obligation based on $575.9 billion in new business purchases during the period. We expect to pay this amount to the funds in 2021, plus additional amounts to be accrued based on our new business purchases in the second half of 2020. See “Business—Charter Act and Regulation—GSE Act and Other Legislation—Affordable Housing Allocations” in our 2019 Form 10-K for more information regarding this obligation.
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
The chart below displays the net revenues and net income for each of our business segments for the first half of 2019 compared with the first half of 2020. Net revenues consist of net interest income and fee and other income.
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
Single-Family Market Share
Single-Family Mortgage Acquisition Market Share
Our share of the single-family mortgage acquisition market, including loans held on lenders’ books, may fluctuate from period to period. We currently estimate our single-family acquisition market share in the last three years was within the range of 24%

Fannie Mae Second Quarter 2020 Form 10-Q	28

MD&A | Single-Family Business
to 30%, supporting approximately one in four single-family mortgage loans. Our market share estimate is based on publicly available data regarding the amount of single-family first-lien mortgage loans originated and our competitors’ acquisitions.
Single-Family Mortgage-Related Securities Issuances Market Share
Our single-family Fannie Mae MBS issuances were $342.8 billion for the second quarter of 2020, compared with $120.1 billion for the second quarter of 2019. This increase was driven by a high volume of refinance activity in the first half of 2020 due to lower mortgage rates. Based on the latest data available, the chart below displays our estimated market share of single-family mortgage-related securities issuances in the second quarter of 2020 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances
Second Quarter 2020 Market Share
We estimate our market share of single-family mortgage-related securities issuances was 45% in the second quarter of 2020, compared with 38% in the first quarter of 2020 and 35% in the second quarter of 2019.
Single-Family Mortgage Market
Housing activity, especially sales of existing homes and construction of single-family housing, slowed significantly in the second quarter of 2020 due to the COVID-19 pandemic. While we expect a modest recovery in the third quarter of 2020, total home sales and housing starts are expected to decline significantly for the full year of 2020. However, we expect continued low mortgage rates will support refinance originations throughout 2020.
Housing activity decreased in the second quarter of 2020 compared with the first quarter of 2020. Total existing home sales averaged 4.3 million units annualized in the second quarter of 2020, compared with 5.5 million units in the first quarter of 2020, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales decreased during the second quarter of 2020, averaging an annualized rate of 676,000 units, compared with 701,000 units in the first quarter of 2020.
The 30-year fixed mortgage rate averaged 3.23% in the second quarter of 2020, compared with 3.51% in the first quarter of 2020, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2020 will increase from 2019 levels by approximately 36%, from an estimated $2.31 trillion in 2019 to $3.14 trillion in 2020, and that the amount of originations in the U.S. single-family mortgage market that are refinances will increase from an estimated $1.01 trillion in 2019 to $1.88 trillion in 2020.
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,052.1 billion as of June 30, 2020 and $2,951.9 billion as of December 31, 2019.

Fannie Mae Second Quarter 2020 Form 10-Q	29

MD&A | Single-Family Business
Single-Family Business Metrics
Net interest income for our Single-Family business is driven by the guaranty fees we charge and the size of our single-family conventional guaranty book of business. The guaranty fees we charge are based on the characteristics of the loans we acquire. We may adjust our guaranty fees in light of market conditions and to achieve return targets, which are based on FHFA’s conservatorship capital framework that currently applies to Fannie Mae. As a result, the average charged guaranty fee on new acquisitions may fluctuate based on the credit quality and product mix of loans acquired, as well as market conditions and other factors.
The charts below display our average charged guaranty fees, net of TCCA fees, on our single-family conventional guaranty book of business and on new single-family conventional loan acquisitions, along with our average single-family conventional guaranty book of business and our single-family conventional loan acquisitions for the periods presented.
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
(2) Our single-family conventional guaranty book of business primarily consists of single-family conventional mortgage loans underlying Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty; (b) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; or (c) Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized. Our average single-family conventional guaranty book of business is based on quarter-end balances.
Average charged guaranty fee represents, on an annualized basis, the sum of the average base guaranty fees for our single-family conventional guaranty arrangements, which we receive over the life of the loan, during the period, plus the recognition of any upfront cash payments relating to these guaranty arrangements based on an estimated average life at the time of acquisition. Management uses average charged guaranty fee on new acquisitions as a metric to assess the reasonableness of our compensation for the credit risk we manage on newly acquired loans.

Fannie Mae Second Quarter 2020 Form 10-Q	30

MD&A | Single-Family Business

Single-Family Business Financial Results
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
	(Dollars in millions)
Net interest income(1)	$4,939	$4,419	$520	$9,480	$8,458	$1,022
Fee and other income	71	88	(17)	165	194	(29)
Net revenues	5,010	4,507	503	9,645	8,652	993
Investment gains (losses), net	96	417	(321)	(56)	511	(567)
Fair value losses, net	(1,030)	(758)	(272)	(1,490)	(1,645)	155
Administrative expenses	(625)	(634)	9	(1,254)	(1,265)	11
Credit-related income (expense)(2)	216	1,126	(910)	(2,034)	1,644	(3,678)
TCCA fees(1)	(660)	(600)	(60)	(1,297)	(1,193)	(104)
Credit enhancement expense	(307)	(229)	(78)	(623)	(399)	(224)
Change in expected credit enhancement recoveries(3)	208	—	208	266	—	266
Other expenses, net(4)	(252)	(189)	(63)	(415)	(356)	(59)
Income before federal income taxes	2,656	3,640	(984)	2,742	5,949	(3,207)
Provision for federal income taxes	(556)	(769)	213	(574)	(1,253)	679
Net income	$2,100	$2,871	$(771)	$2,168	$4,696	$(2,528)
(1)Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”
(2)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related income for the three and six months ended June 30, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(3)Consists of change in benefits recognized from our single-family freestanding credit enhancements, which primarily relate to our CAS and CIRT programs. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(4)Consists primarily of debt extinguishment gains and losses, housing trust fund expenses, servicer fees paid in connection with certain loss mitigation activities, and loan subservicing costs.
Net Interest Income
Single-family net interest income increased in the second quarter and first half of 2020 compared with the second quarter and first half of 2019, primarily due to higher net amortization income and higher base guaranty fee income, partially offset by a decline in income from portfolios. The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Investment Gains (Losses), Net
Investment gains decreased in the second quarter of 2020 compared with the second quarter of 2019 as a result of a decline in sales of single-family HFS loans. We recognized investment losses in the first half of 2020, compared with investment gains in the first half of 2019, as a result of a decrease in sales of single-family loans and a decline in the fair value of HFS loans driven by price decreases during the first half of 2020. The drivers of investment gains (losses), net for the Single-Family segment are consistent with the drivers of investment gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains (Losses), Net.”
Fair Value Losses, Net
Fair value losses, net in the second quarter and first half of 2020 were primarily driven by decreases in the fair values of our mortgage commitment derivatives, partially offset by fair value gains on trading securities. Fair value losses, net in the second quarter and first half of 2019 were primarily driven by decreases in the fair value of our mortgage commitments and our pay-fixed risk management derivatives, and net interest expense accruals on our risk management derivatives. The drivers of fair value losses, net for the Single-Family segment are consistent with the drivers of fair value losses, net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Losses, Net.”

Fannie Mae Second Quarter 2020 Form 10-Q	31

MD&A | Single-Family Business
As we discuss in “Consolidated Results of Operations—Fair Value Losses, Net,” we expect that implementing a hedge accounting program will reduce the volatility of our financial results associated with changes in interest rates, while fair value gains and losses driven by other factors such as credit spreads will remain.
Credit-Related Income (Expense)
Credit-related income for the second quarter of 2020 was primarily driven by an increase in actual home prices. In the first quarter, our expectations for home price growth for 2020 were near-zero. However, in the second quarter of 2020, we revised our home price forecast for the year to reflect an increase in home price appreciation on a national basis for 2020 based on continued strong home sales. This change contributed to credit-related income for the period.
Credit-related expense for the first half of 2020 was primarily driven by an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 pandemic. This was partially offset by lower actual and projected mortgage interest rates.
Credit-related income for the second quarter and first half of 2019 was primarily driven by the redesignation of certain single-family loans from HFI to HFS; an increase in actual and forecasted home prices; lower actual and projected mortgage interest rates; and changes in loan activity related to loan liquidations.
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
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
COVID-19 Selling Policies
We are working closely with Freddie Mac, under the guidance and at the direction of FHFA, to offer temporary measures during the COVID-19 national emergency that provide lenders with the clarity and flexibility to continue lending in a prudent and responsible manner. We will continue monitoring the market to determine whether further adjustments to our temporary policies are appropriate.
Temporary policy flexibilities and updates to our Selling Guide requirements are designed to mitigate the operational impact of COVID-19 on loan underwriting and originations. These flexibilities include:
•purchasing certain loans that are subject to a COVID-19-related forbearance at the time of sale, subject to payment of a loan-level price adjustment;
•offering additional methods of obtaining verbal verifications of borrower employment;
•allowing alternative property valuation methods;
•expanding guidelines for the use of a power of attorney; and
•permitting remote online notarizations.
Temporary policy updates to provide clarity and mitigate risk include:
•assessment of more recent documentation of borrower employment (including self-employment), income, and assets;
•requiring evidence of receipt of funds from stocks, stock options and mutual funds when used for down payment or closing costs, and reducing the value to 70% when considered for reserves;
•requiring additional due diligence regarding the payment status of a borrower’s existing mortgage loans;
•providing clarity for assessing self-employment income for qualifying purposes; and
•requiring that loans be no more than six months old to be eligible for sale to us.
COVID-19 Servicing Policies
We also continue to work with Freddie Mac under the direction of FHFA to implement temporary policies to enable our single-family loan servicers to better assist borrowers impacted by COVID-19. We issued initial requirements to servicers on temporary policies to assist borrowers impacted by COVID-19 in March 2020, and have subsequently amended the requirements. We will continue monitoring the market to determine whether further adjustments to our temporary policies are appropriate.

Fannie Mae Second Quarter 2020 Form 10-Q	32

MD&A | Single-Family Business
These temporary policies include requiring that our single-family loan servicers:
•provide forbearance upon the request of any single-family borrower experiencing a financial hardship due to the COVID-19 pandemic, regardless of the borrower’s delinquency status and with no additional documentation required other than the borrower’s attestation to a financial hardship caused by COVID-19. The borrower must be provided an initial forbearance plan for a period up to 180 days, and that forbearance period may be extended for up to an additional 180 days at the request of the borrower. If the borrower’s COVID-19-related hardship has not been resolved during an incremental forbearance period, the servicer must extend the borrower’s forbearance period at the borrower’s request, not to exceed 12 months total;
•suspend foreclosures and foreclosure-related activities for single-family properties through at least August 31, 2020, other than for vacant or abandoned properties; and
•report as current the obligation of a borrower who receives a forbearance plan or other form of relief as a result of the COVID-19 pandemic during the covered period and who was current before the accommodation and makes payments as agreed under the accommodation in accordance with the Fair Credit Reporting Act, as amended by the CARES Act.
A servicer is required to contact a borrower on a forbearance plan no later than 30 days before the end of the forbearance period to evaluate them for a workout option after the forbearance period. Those options include:
•a reinstatement (where the borrower repays all of the missed payments at one time);
•a repayment plan (where the borrower repays the missed payments over time);
•a deferral of some missed payments to the end of the loan term; or
•a modification of the loan term so that the borrower may be brought current and either continues to make their original monthly contractual payment or makes reduced monthly contractual payments over a longer period of time.
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

Fannie Mae Second Quarter 2020 Form 10-Q	33

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

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	24%	15%	23%	15%	20%	19%
60.01% to 70%	16	11	16	11	14	13
70.01% to 80%	35	37	35	36	37	37
80.01% to 90%	12	14	13	13	12	12
90.01% to 95%	10	15	10	16	11	12
95.01% to 100%	3	8	3	9	4	5
Greater than 100%	*	*	*	*	2	2
Total	100%	100%	100%	100%	100%	100%
Weighted average	72%	78%	73%	78%	75%	76%
Average loan amount	$280,846	$248,993	$278,525	$244,880	$178,018	$173,804
Estimated mark-to-market LTV ratio:(5)
<= 60%					53%	54%
60.01% to 70%					17	17
70.01% to 80%					17	16
80.01% to 90%					9	8
90.01% to 100%					4	5
Greater than 100%					*	*
Total					100%	100%
Weighted average					57%	57%
Product type:
Fixed-rate:(6)
Long-term	85%	89%	85%	90%	85%	85%
Intermediate-term	15	10	14	9	13	13
Total fixed-rate	100	99	99	99	98	98
Adjustable-rate	*	1	1	1	2	2
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	98%	97%	97%
2 to 4 units	2	2	2	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	92%	90%	92%	90%	91%	91%
Condo/Co-op	8	10	8	10	9	9
Total	100%	100%	100%	100%	100%	100%

Fannie Mae Second Quarter 2020 Form 10-Q	34

MD&A | Single-Family Business

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Occupancy type:
Primary residence	93%	91%	93%	90%	89%	89%
Second/vacation home	3	4	3	4	4	4
Investor	4	5	4	6	7	7
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	* %	* %	* %	* %	1%	1%
620 to < 660	2	4	2	5	5	5
660 to < 680	2	4	2	5	4	5
680 to < 700	5	8	6	8	7	7
700 to < 740	19	24	20	24	21	21
>= 740	72	60	70	58	62	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	759	746	757	744	748	746
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	80%	70%	78%	68%	76%	76%
43.01% to 45%	8	10	8	10	9	9
Greater than 45%	12	20	14	22	15	15
Total	100%	100%	100%	100%	100%	100%
Weighted average	34%	37%	34%	37%	35%	35%
Loan purpose:
Purchase	26%	62%	30%	64%	41%	45%
Cash-out refinance	20	19	21	20	20	19
Other refinance	54	19	49	16	39	36
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	15%	13%	14%	14%	15%	15%
Northeast	12	13	12	13	17	17
Southeast	21	23	21	23	22	22
Southwest	21	22	21	22	18	18
West	31	29	32	28	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2014 and prior					32%	38%
2015					7	8
2016					12	14
2017					10	12
2018					8	11
2019					16	17
2020					15	—
Total					100%	100%

Fannie Mae Second Quarter 2020 Form 10-Q	35

MD&A | Single-Family Business
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
Characteristics of our New Single-Family Loan Acquisitions
The share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans increased in the second quarter of 2020 compared with the second quarter of 2019, primarily due to a lower interest-rate environment, which encouraged refinance activity. Typically, refinance loans have lower LTV ratios than home purchase loans. This trend contributed to a decrease in the percentage of our single-family loan acquisitions with LTV ratios over 90%, from 23% in the second quarter of 2019 to 13% in the second quarter of 2020. The historically low interest interest-rate environment, combined with the high level of refinancing activity, also led to an increase in the percentage of loans we acquired with a FICO credit score over 740, from 60% in the second quarter of 2019 to 72% in the second quarter of 2020. Borrowers who refinance when interest rates initially drop tend to have a higher degree of financial literacy and, as a result, higher FICO credit scores
Our share of acquisitions of loans with DTI ratios above 45% decreased in the second quarter of 2020 compared with the second quarter of 2019. This decrease was driven in part by changes in our eligibility guidelines implemented in 2019 to further limit risk layering, particularly with respect to loans with DTI ratios above 45%, as well as a higher volume of refinance loan acquisitions.
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

Fannie Mae Second Quarter 2020 Form 10-Q	36

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

Single-Family Loans with Credit Enhancement
	As of
	June 30, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$662	22%	$653	22%
Connecticut Avenue Securities	813	27	919	31
Credit Insurance Risk Transfer	279	9	275	10
Lender risk-sharing	132	4	147	5
Less: Loans covered by multiple credit enhancements	(394)	(13)	(438)	(15)
Total single-family loans with credit enhancement	$1,492	49%	$1,556	53%
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
During the first half of 2020, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $127 billion at the time of the transactions. As of June 30, 2020, approximately 40% of the loans in our single-family conventional guaranty book of business, measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction.
We did not enter into credit risk transfer transactions in the second quarter of 2020 due to continuing adverse market conditions resulting from the COVID-19 pandemic. This contributed to the percentage of loans in our single-family conventional guaranty book of business with credit enhancement declining from 53% as of December 31, 2019 to 49% as of June 30, 2020. Although market conditions have improved, we currently do not have plans to engage in additional credit risk transfer transactions as we evaluate FHFA’s re-proposed capital rule, which would reduce the amount of capital relief we obtain from these transactions. We will continue to review our plans, which may be affected by our evaluation of the proposed capital rule and changes in the rule as it is finalized, our progress in meeting FHFA’s 2020 conservatorship scorecard, the strength of future market conditions, and our review of our overall business and capital plan to enable us to exit conservatorship. See “Risk Factors” in this report for additional information on the risks associated with the constraints on our entering into new credit risk transfer transactions and “Legislation and Regulation” for more information on FHFA’s proposed capital rule.

Fannie Mae Second Quarter 2020 Form 10-Q	37

MD&A | Single-Family Business
The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to June 30, 2020
(Dollars in billions)
Senior	Fannie Mae(1)				Initial Reference Pool(5)
	$2,091

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$2	$12	$41	$4	$2,168

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$6	$3

Outstanding as of June 30, 2020
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(5)(7)
	$1,243

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$1	$9	$22	$4	$1,296

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$6	$2
(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $3 billion outstanding as of June 30, 2020.
(4)For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.
(5)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(6)For CAS transactions, “First Loss” represents all B tranche balances.
(7)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,224 billion as of June 30, 2020.

Fannie Mae Second Quarter 2020 Form 10-Q	38

MD&A | Single-Family Business
The following table displays the approximate cash paid or transferred to investors for these credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Six Months Ended June 30,
	2020	2019
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$528	$474
CIRT transactions	207	174
Lender risk-sharing transactions	160	134
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

Single-Family Loans without Credit Enhancement
	As of
	June 30, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$803	26%	$736	25%
Pre-credit risk transfer program inception(2)	549	18	608	20
Recently acquired(3)	545	18	287	10
Other(4)	279	9	246	8
Less: Loans in multiple categories	(616)	(20)	(481)	(16)
Total single-family loans currently without credit enhancement	$1,560	51%	$1,396	47%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi Plus loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of June 30, 2020 or December 31, 2019.

Fannie Mae Second Quarter 2020 Form 10-Q	39

MD&A | Single-Family Business
Single-Family Problem Loan Management
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Problem Loan Management” in our 2019 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related information. The discussion below updates some of that information.
Delinquency
The table below displays the delinquency status of loans and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business, based on the number of loans. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process.
As described above in “Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—COVID-19 Servicing Policies,” pursuant to the CARES Act, for purposes of reporting to the credit bureaus, servicers must report a borrower receiving a COVID-19-related payment accommodation, such as a forbearance plan or loan modification, as current if the borrower was current prior to receiving the accommodation and the borrower makes all required payments in accordance with the accommodation. For purposes of our disclosures regarding delinquency status, we will continue to report loans receiving COVID-19-related payment forbearance as delinquent according to the contractual terms of the loan.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2020	December 31, 2019	June 30, 2019
Delinquency status:
30 to 59 days delinquent	1.47%	1.27%	1.47%
60 to 89 days delinquent	1.60	0.35	0.35
Seriously delinquent (“SDQ”)	2.65	0.66	0.70
Percentage of SDQ loans that have been delinquent for more than 180 days	14%	49%	52%
Percentage of SDQ loans that have been delinquent for more than two years	3	11	12

	For the Six Months Ended June 30,
	2020	2019
Single-family SDQ loans (number of loans):
Beginning balance	112,434	130,440
Additions	427,657	101,121
Removals:
Modifications and other loan workouts	(18,680)	(24,653)
Liquidations and sales	(15,449)	(24,395)
Cured or less than 90 days delinquent	(52,172)	(63,394)
Total removals	(86,301)	(112,442)
Ending balance	453,790	119,119
Our single-family delinquency rates increased as of June 30, 2020 compared with December 31, 2019 and June 30, 2019, due to economic dislocation caused by the COVID-19 pandemic, which increased borrower participation in forbearance plans. Of our single-family SDQ loan additions in the first half of 2020, 357,541 were loans in a forbearance plan. Our single-family seriously delinquent rate excluding loans in forbearance was 0.59% as of June 30, 2020. We expect the COVID-19 pandemic to result in continued higher delinquency rates over the next several quarters.
Certain higher-risk loan categories, such as Alt-A loans, loans with mark-to-market LTV ratios greater than 100%, and our 2005 through 2008 loan vintages, continue to exhibit higher-than-average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 3% of our single-family book of business as of June 30, 2020, but constituted 15% of our seriously delinquent single-family loans as of June 30, 2020 and drove 32% of our single-family credit losses in the first half of 2020. In addition, loans in certain judicial foreclosure states such as Florida, New Jersey and New York with historically long foreclosure timelines have exhibited higher-than-average delinquency rates and/or account for a higher share of our credit losses.

Fannie Mae Second Quarter 2020 Form 10-Q	40

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2020			December 31, 2019			June 30, 2019
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	13%	2.54%	19%	6%	0.32%	19%	6%	0.33%
Florida	6	10	3.98	6	8	0.84	6	9	0.94
Illinois	4	4	2.71	4	6	0.91	3	5	0.94
New Jersey	3	5	4.81	3	5	1.13	4	6	1.28
New York	5	8	4.96	5	8	1.18	5	8	1.32
All other states	63	60	2.30	63	67	0.64	63	66	0.67
Product type:
Alt-A(2)	1	6	8.07	2	9	2.95	2	11	3.25
Vintages:
2004 and prior	2	10	5.00	2	20	2.48	3	22	2.61
2005-2008	3	15	8.37	4	33	4.11	4	38	4.45
2009-2020	95	75	2.21	94	47	0.35	93	40	0.32
Estimated mark-to-market LTV ratio:
<= 60%	53	52	2.16	54	52	0.53	55	51	0.55
60.01% to 70%	17	18	3.36	17	17	0.80	18	17	0.81
70.01% to 80%	17	15	3.18	16	14	0.75	15	14	0.83
80.01% to 90%	9	10	4.21	8	9	1.00	8	9	1.10
90.01% to 100%	4	4	3.43	5	4	0.86	4	4	1.15
Greater than 100%	*	1	18.12	*	4	10.14	*	5	10.63
Credit enhanced:(3)
Primary MI & other(4)	22	26	3.85	22	26	0.96	22	26	1.01
Credit risk transfer(5)	40	37	2.78	45	16	0.27	42	11	0.24
Non-credit enhanced	51	51	2.37	47	66	0.79	51	68	0.79
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
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2020 was 49%.
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

Fannie Mae Second Quarter 2020 Form 10-Q	41

MD&A | Single-Family Business
Single-Family Loans in Forbearance
The following table displays information about our single-family loans in forbearance. As a part of our credit loss mitigation strategy and pursuant to the CARES Act, we are providing payment forbearance for up to 12 months to borrowers experiencing a COVID-19-related financial hardship. Of our single-family loans in forbearance as of June 30, 2020, 93% were in a payment forbearance as a result of the borrower experiencing a COVID-19-related financial hardship. Some borrowers whose loans are in forbearance continued making payments according to the original contractual terms of the loan notwithstanding the forbearance arrangement; we expect some of these borrowers to continue to do so. In the table below we provide information on the credit profile of our single-family loans in forbearance, which is somewhat weaker than the credit profile of our overall single-family guaranty book of business. We expect the number of single-family loans in forbearance to remain high in the near term due to the COVID-19 pandemic.

Single-Family Loans in Forbearance
	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Number of loans	972,088	5,415
Amortized cost	$206,961	$989
Unpaid principal balance	$203,485	$991
Percentage of single-family guaranty book of business based on unpaid principal balance	6.7%	*
Percentage of single-family guaranty book of business based on loan count	5.7	*
* Represents less than 0.05% of single-family guaranty book of business.
The following tables display interest income recognized on single-family loans in forbearance held as of period end and the delinquency status and risk characteristics of such loans. As discussed in “Note 1, Summary of Significant Accounting Policies,” we have updated our application of our nonaccrual accounting policy for those loans negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we will continue to accrue interest income according to the updated policy. This update resulted in a significant portion of delinquent loans, including those in forbearance, remaining on accrual status.
The amount of interest income we recognized on loans in forbearance was not material for the three and six months ended June 30, 2019, which was prior to the Interagency Statement and the update to our application of our nonaccrual policy.

Interest Income Recognized on Single-Family Loans in Forbearance
	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	(Dollars in millions)
Interest income recognized on loans in forbearance held as of period end(1)	$2,065	$4,090
(1)  Represents interest income recognized on these loans during the period, including amounts recognized prior to entry into a forbearance arrangement.

Fannie Mae Second Quarter 2020 Form 10-Q	42

MD&A | Single-Family Business

Delinquency Status and Risk Characteristics of Loans in Forbearance
	As of June 30, 2020			As of December 31, 2019
	Number of Loans	Percentage of Loans in Forbearance(1)	Unpaid Principal Balance	Number of Loans	Percentage of Loans in Forbearance(1)	Unpaid Principal Balance
	(Dollars in millions)
Delinquency status:
Current	248,639	25%	$49,228	454	8%	$76
30 to 59 days delinquent	124,947	13	25,382	592	11	103
60 to 89 days delinquent	239,932	25	51,010	710	13	126
Seriously delinquent	358,570	37	77,865	3,659	68	686
Total loans in forbearance	972,088	100%	$203,485	5,415	100%	$991

			As of June 30, 2020		As of December 31, 2019
			Number of Loans	Percentage of Unpaid Principal Balance in Forbearance	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance
			(Dollars in millions)
Loans in forbearance with certain higher-risk characteristics:(2)
Estimated mark-to-market LTV ratio > 80%			135,395	18%	1,073	24%
Estimated mark-to-market LTV ratio > 80% without mortgage insurance			15,313	2	54	1
DTI > 43%			369,021	40	1,956	39
FICO credit score at origination < 680			241,693	21	2,395	42
(1)Calculated as a percentage based on loan count.
(2)The higher-risk categories are not mutually exclusive.
Principal and Interest Payments while Loans are in Forbearance
While a loan is in forbearance and backs an MBS trust, investors in the MBS are entitled to continue to receive principal and interest payments on the MBS even though the borrower is not required to make principal and interest payments on the loan. For the majority of loans in our single-family guaranty book of business, our Single-Family Servicing Guide has, until recently, required servicers to advance missed scheduled principal and interest payments to the MBS trusts until the loans were purchased from the MBS trusts. Because we typically do not purchase loans from MBS trusts while they are in forbearance, this servicer payment obligation could have continued for the entirety of the forbearance plan (which could be up to 12 months). In April 2020, FHFA instructed us to reduce our single-family servicers’ obligations to advance these missed borrower payments and to only require servicers to advance missed scheduled principal and interest payments on a loan for the first four months of missed borrower payments. After four months, we will make the missed scheduled principal and interest payments to the MBS trust for payment to MBS holders so long as the loan remains in the MBS trust. See “Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity” for information on the COVID-19 pandemic’s expected impact on our liquidity and debt funding needs.

Fannie Mae Second Quarter 2020 Form 10-Q	43

MD&A | Single-Family Business
Loan Workout Metrics
Our loan workouts reflect:
•home retention solutions, including loan modifications, completed repayment plans and completed forbearance plans; and
•foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure.
The table below displays the unpaid principal balance of our completed single-family loan workouts by type for the first half of 2019 compared with the first half of 2020, as well as the number of loan workouts for each period. We exclude from this table loans that are in a forbearance arrangement that is not yet complete.

Completed Loan Workout Activity
(Dollars in billions)
30.9
$5.0
$0.4
$4.6
23.4
$3.9
$0.3
$3.6
First Half 2019
First Half 2020
Home retention solutions¹
Foreclosure alternatives²
Number of loan workouts (in thousands)

(1)Consists of loan modifications and completed repayment plans and forbearances. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect only completed forbearance arrangements that involve loans that were 90 days or more delinquent. Excludes trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment and forbearance plans that have been initiated but not completed. There were approximately 14,800 loans in a trial modification period and approximately 972,000 loans in a forbearance arrangement that were not yet complete as of June 30, 2020.
(2)Consists of short sales and deeds-in-lieu of foreclosure.
The decline in home retention solutions in the first half of 2020 compared with the first half of 2019 was primarily driven by the improved loan performance in recent periods preceding the COVID-19 pandemic. In the second quarter of 2020, we began providing payment forbearance for up to 12 months to borrowers experiencing a COVID-19 financial hardship, which has resulted in loans that otherwise might have entered into a loan workout to instead remain in a forbearance arrangement that has not yet completed. As these forbearance arrangements end, we expect significant increases in our loan workouts.

Fannie Mae Second Quarter 2020 Form 10-Q	44

MD&A | Single-Family Business
REO Management
If a loan defaults, we may acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Six Months Ended June 30,
	2020	2019
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	17,501	20,156
Acquisitions by geographic area:(2)
Midwest	1,066	2,521
Northeast	980	2,698
Southeast	1,272	3,453
Southwest	661	1,530
West	300	926
Total REO acquisitions(1)	4,279	11,128
Dispositions of REO	(9,105)	(13,371)
End of period inventory of single-family REO properties(1)	12,675	17,913
Carrying value of single-family REO properties (dollars in millions)	$1,747	$2,314
Single-family foreclosure rate(3)	0.05%	0.13%
REO net sales price to unpaid principal balance(4)	83%	78%
Short sales net sales price to unpaid principal balance(5)	80%	77%
(1)Includes held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”
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
The decline in single-family REO properties in the first half of 2020 compared with the first half of 2019 was primarily due to the suspension of foreclosures and a reduction in REO acquisitions from serious delinquencies aged greater than 180 days. With instruction from FHFA, we have prohibited our servicers from completing foreclosures on our single-family loans through at least August 31, 2020, except in the case of vacant or abandoned properties. In addition, some states and local governments have enacted additional foreclosure constraints that extend beyond that timeframe.
Other Single-Family Credit Information
Single-Family Credit Loss Metrics and Loan Sale Performance
The single-family credit loss and loan sale performance measures below present information about gains (losses) we realized on our single-family loans during the periods presented. The amount of these gains (losses) in a given period is driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The credit loss metrics we present are not defined terms within generally accepted accounting principles in the United States of America (“GAAP”) and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our credit risk management strategies in tandem with leading indicators such as SDQ and forbearance rates, which are potential indicators of future realized credit losses. We believe these measures provide useful information about our credit performance and the factors that impact our credit performance.

Fannie Mae Second Quarter 2020 Form 10-Q	45

MD&A | Single-Family Business
We revised the presentation of our single-family credit loss metrics in connection with our implementation of the CECL standard in January 2020, principally by separating the “Charge-offs, net of recoveries” line item into three line items: “Write-offs,” “Recoveries” and “Write-offs on the redesignation of mortgage loans from HFI to HFS.” Because sales of nonperforming and reperforming loans have been an important part of our credit loss mitigation strategy in recent periods, we also provide information in the table below on our loan sale performance through the “Gains (losses) on sales and other valuation adjustments” line item.
We suspended new sales of nonperforming and reperforming loans in the second quarter of 2020, as investor interest in purchasing these loans was severely impacted by the COVID-19 pandemic and its effects. Investor interest in purchasing reperforming loans has recently returned, and therefore we are considering resuming sales of reperforming loans. As investor interest in purchasing nonperforming loans has not returned, we do not anticipate entering into new contracts for sales of these loans in the near future.
The table below displays the components of our single-family credit metrics and loan sale performance.

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2020			2019			2020			2019
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Write-offs	$(50)			$(82)			$(115)			$(228)
Recoveries	5			27			19			87
Foreclosed property expense	(3)			(126)			(81)			(269)
Credit losses and credit loss ratio	(48)	0.6	bps	(181)	2.5	bps	(177)	1.2	bps	(410)	2.8	bps
Write-offs on the redesignation of mortgage loans from HFI to HFS	—			(479)			(9)			(719)
Gains (losses) on sales and other valuation adjustments(2)	88			285			(79)			308
Total credit gains (losses), write-offs on redesignations, and gains (losses) on sales and other valuation adjustments, and related ratio	$40	(0.5)	bps	$(375)	5.2	bps	$(265)	1.8	bps	$(821)	5.7	bps
(1)Basis points are calculated based on the amount of each line item annualized divided by the average single-family conventional guaranty book of business during the period.
(2)Consists of gains (losses) realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower-of-cost-or-market adjustments on HFS loans, which are recognized in “Investment gains (losses), net” in our condensed consolidated financial statements.
Our single-family credit losses and credit loss ratio decreased in the second quarter and first half of 2020 compared with the second quarter and first half of 2019 primarily due to reduced foreclosures driven mostly by the COVID-19 related foreclosure moratorium.
Our single-family write-offs on redesignation decreased in the second quarter and first half of 2020 compared with the second quarter and first half of 2019 primarily as a result of our not redesignating mortgage loans from HFI to HFS in the second quarter of 2020 due to the COVID-19 pandemic. Gains (losses) on sales and other valuation adjustments decreased in the second quarter and first half of 2020 compared with the second quarter and first half of 2019 primarily due to lower gains on sales of loans.
We do not expect a substantial increase in our single-family credit losses in the near term as a result of COVID-19, as we are currently offering up to 12 months of forbearance to single-family borrowers suffering financial hardship relating to the pandemic. We have suspended foreclosures and foreclosure-related activities for single-family properties through at least August 31, 2020; however, over the longer term, the COVID-19 pandemic is likely to result in higher single-family credit losses as reflected in an increased allowance for loans losses since the inception of the pandemic. See “Risk Factors” for additional information on the credit risk impact of the COVID-19 pandemic.
For information on our credit-related income or expense, which includes changes in our allowance, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Single-Family Business Financial Results.”

Fannie Mae Second Quarter 2020 Form 10-Q	46

MD&A | Single-Family Business
Single-Family Loss Reserves
Our single-family loss reserves, which include our allowances for loan losses and the related accrued interest receivable, and reserve for guaranty losses, provide for an estimate of credit losses in our single-family guaranty book of business. For periods beginning January 1, 2020, our measurement of loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard and requires consideration of a broader range of reasonable and supportable forecast information to develop credit loss estimates. For prior periods, single-family loss reserves were measured using an incurred loss impairment methodology for loans that were collectively evaluated for impairment. For further details on our previous single-family loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies” in our 2019 Form 10-K.
The table below summarizes the changes in our single-family loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our benefit (provision) for credit losses see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Single-Family Loss Reserves
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(12,092)	$(13,019)	$(8,779)	$(14,007)
Transition impact of the adoption of the CECL standard	—	—	(1,231)	—
Benefit (provision) for credit losses	219	1,252	(1,951)	1,913
Write-offs	50	561	124	947
Recoveries	(5)	(27)	(19)	(87)
Other	40	(6)	68	(5)
Ending balance	$(11,788)	$(11,239)	$(11,788)	$(11,239)

Write-offs, net of recoveries annualized, as a percentage of the average single-family conventional guaranty book of business (in bps)	0.6	7.4	0.7	5.9

			As of
			June 30, 2020	December 31, 2019
Loss reserves as a percentage of single-family:
Conventional guaranty book of business			0.39%	0.30%
Nonaccrual loans at amortized cost			40.92	30.58

Fannie Mae Second Quarter 2020 Form 10-Q	47

MD&A | Single-Family Business
Troubled Debt Restructurings and Nonaccrual Loans
The tables below display the single-family loans classified as TDRs that were on accrual status and single-family loans on nonaccrual status. The tables include our amortized cost in HFI and HFS single-family mortgage loans as well as interest income forgone and recognized for on-balance sheet TDRs on accrual status and nonaccrual loans. For more information on TDRs and nonaccrual loans, see “Note 3, Mortgage Loans.”
We have elected to account for eligible COVID-19-related loss mitigation activities, including forbearance plans, payment deferrals, and loan modifications, as permitted under the CARES Act, which provides relief from TDR accounting and disclosure requirements. To be eligible for this treatment, a loan must not have been more than 30 days delinquent as of December 31, 2019, and the activity must occur between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date on which the COVID-19 pandemic national emergency terminates. Accordingly, we do not expect a significant increase in our single-family TDRs in 2020. We have also updated the application of our accounting policy for nonaccrual loans and continue to accrue interest income on delinquent loans that were current as of March 1, 2020 and negatively impacted by COVID-19. This update, combined with the elevated number of borrowers in forbearance, contributed to a significant increase in loans accruing on-balance sheet that were past due 90 days or more as of June 30, 2020. As a result, we established a valuation allowance of $169 million for expected credit losses on single-family accrued interest receivable as of June 30, 2020. See “Note 1, Summary of Significant Accounting Policies” for additional information on our accounting for TDRs and nonaccrual loans.

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
TDRs on accrual status	$79,129	$81,634
Nonaccrual loans	28,810	28,708
Total TDRs on accrual status and nonaccrual loans	$107,939	$110,342
Accruing on-balance sheet loans past due 90 days or more(1)	$71,876	$191

	For the Six Months Ended June 30,

	2020	2019
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$818	$917
Interest income recognized(3)	2,083	2,460
(1)Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. As of June 30, 2020, the substantial majority of these loans had a COVID-19-related forbearance.
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
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, were negatively impacted in most parts of the country throughout the second quarter of 2020 by the COVID-19 pandemic, which has resulted in higher unemployment and economic uncertainty.
•Vacancy rates. Based on preliminary third-party data, the estimated national multifamily vacancy rate for institutional investment-type apartment properties as of June 30, 2020 remained at 5.8%, the same as of March 31, 2020 and up

Fannie Mae Second Quarter 2020 Form 10-Q	48

MD&A | Multifamily Business
from 5.3% as of June 30, 2019. We believe this is due to the limited mobility of many tenants resulting from stay-at-home orders that were in place in many metropolitan areas across the country over the past few months.
•Rents. Effective rents are estimated to have declined by 0.5% during the second quarter of 2020, compared to estimated increases of 0.5% during the first quarter of 2020 and 1.0% during the second quarter of 2019. We believe this is due to a softening of multifamily demand, stemming from a combination of new supply entering the market and elevated unemployment levels.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas. Based on current multifamily property sales data, although transaction volumes have significantly declined, property valuations in the form of capitalization rates appear to have remained stable during the second quarter of 2020. This may be due to property owners choosing to retain their multifamily properties rather than accept a discounted offer, thus keeping market capitalization rates at 2019 levels over the past three months.
Although the most recent third-party estimates indicate that approximately 470,000 new multifamily units are expected to be completed in 2020, we expect fewer new units due to lingering supply chain disruptions, coupled with the current social distancing restrictions in place on construction sites across many parts of the country.
We expect the multifamily sector to be negatively impacted in 2020 from rising vacancy rates, as well as from declining or negative rent growth due to the economic dislocation resulting from the COVID-19 pandemic.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Over 90% of the multifamily units we financed in the second quarter of 2020 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.
FHFA’s 2020 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $100 billion for the five-quarter period from October 1, 2019 through December 31, 2020. In addition, FHFA directed that at least 37.5% of our multifamily business during that time period must be mission-driven, affordable housing, pursuant to FHFA’s guidelines for mission-driven loans. Our multifamily new business volume was $18.1 billion for the fourth quarter of 2019 and $33.7 billion for the first half of 2020, leaving $48.2 billion of capacity remaining under our current multifamily volume cap for the remainder of 2020.
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

Fannie Mae Second Quarter 2020 Form 10-Q	49

MD&A | Multifamily Business
Multifamily Guaranty Book of Business
(Dollars in billions)
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

Multifamily Business Financial Results(1)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
	(Dollars in millions)
Net interest income	$838	$808	$30	$1,644	$1,565	$79
Fee and other income	19	25	(6)	45	53	(8)
Net revenues	857	833	24	1,689	1,618	71
Fair value gains, net	12	4	8	196	60	136
Administrative expenses	(129)	(110)	(19)	(249)	(223)	(26)
Credit-related expense(2)	(238)	(29)	(209)	(651)	(37)	(614)
Credit enhancement expense	(53)	(47)	(6)	(113)	(93)	(20)
Change in expected credit enhancement recoveries(3)	65	—	65	195	—	195
Other income (expenses), net(4)	44	30	14	(17)	74	(91)
Income before federal income taxes	558	681	(123)	1,050	1,399	(349)
Provision for federal income taxes	(113)	(120)	7	(212)	(263)	51
Net income	$445	$561	$(116)	$838	$1,136	$(298)
(1)See “Note 1, Summary of Significant Accounting Policies” for more information about the change in presentation of our yield maintenance fees. Prior period amounts have been adjusted to reflect the current year change in presentation.
(2)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related expense for the three and six months ended June 30, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(3)Consists of change in benefits recognized from our freestanding credit enhancements that primarily relates to our Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(4)Consists of investment gains or losses, gains or losses from partnership investments, debt extinguishment gains or loss and other income or expenses.

Fannie Mae Second Quarter 2020 Form 10-Q	50

MD&A | Multifamily Business
Net Interest Income
Multifamily net interest income is primarily driven by guaranty fee income. Guaranty fee income increased in the second quarter and first half of 2020 as compared with the second quarter and first half of 2019 as a result of growth in the size of our multifamily guaranty book of business, partially offset by a slight decrease in average charged guaranty fees on the multifamily guaranty book.
Fair Value Gains, Net
Depending on portfolio activity, our multifamily mortgage commitment derivatives may be in a net-buy or net-sell position during any given period. Fair value gains in the first half of 2020 and the first half of 2019 were primarily driven by gains on commitments to buy multifamily mortgage-related securities as a result of increases in prices as interest rates declined during the commitment periods.
Credit-Related Expense
Credit-related expense for the second quarter and first half of 2020 was primarily driven by an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 pandemic using an expected lifetime loss methodology consistent with our implementation of the CECL standard.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for more information on our multifamily provision for credit losses.
Other Income (Expenses), Net
Other income (expense), net decreased in the first half of 2020 as compared with the first half of 2019 due to higher debt extinguishment losses, driven by the interest rate environment, and lower investment gains.
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
To address possible fluctuations in borrower income and expenses resulting from the COVID-19 pandemic, we instituted additional reserve requirements for certain new multifamily loan acquisitions depending on the product type, as well as LTV ratios and DSCRs.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	June 30, 2020	December 31, 2019	June 30, 2019
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	11	11	11
Full interest-only loans	29	27	26
Partial interest-only loans(1)	51	51	49
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

Fannie Mae Second Quarter 2020 Form 10-Q	51

MD&A | Multifamily Business
Transfer of Multifamily Mortgage Credit Risk
Lender risk-sharing is a cornerstone of our Multifamily business. We primarily transfer risk through our DUS program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. DUS lenders receive credit risk-related revenues for their respective portion of credit risk retained, and, in turn, are required to fulfill any loss-sharing obligation. This aligns the interests of the lender and Fannie Mae throughout the life of the loan.
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. As of June 30, 2020, 99% of the unpaid principal balance in our multifamily guaranty book of business had this front-end lender risk-sharing arrangement, compared with 98% as of December 31, 2019.
To complement our front-end lender risk-sharing arrangements, we have engaged in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) transactions. Through these transactions, we transfer a portion of credit risk associated with Fannie Mae losses on a reference pool of multifamily mortgage loans.
While we were able to enter into both an MCIRT and an MCAS transaction in the first quarter of 2020, we did not enter into credit risk transfer transactions in the second quarter of 2020 due to continuing adverse market conditions resulting from the COVID-19 pandemic. In addition, we currently do not have plans to engage in additional credit risk transfer transactions as we evaluate FHFA’s re-proposed capital rule, which would reduce the amount of capital relief we obtain from these transactions. We will continue to review our plans, which may be affected by our evaluation of the proposed capital rule and changes in the rule as it is finalized, the strength of future market conditions, and our review of our overall business and capital plan to enable us to exit conservatorship. We expect to continue entering into front-end lender risk-sharing arrangements, primarily through our DUS program. See “Risk Factors” in this report for additional information on the risks associated with the constraints on our entering into new credit risk transfer transactions and “Legislation and Regulation” for more information on FHFA’s proposed capital rule.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	For the Six Months Ended June 30,
	2020		Since Inception
	Number of Back-End Credit Risk Transfer Transactions	Unpaid Principal Balance Covered at Issuance	Number of Back-End Credit Risk Transfer Transactions	Unpaid Principal Balance Covered at issuance
	(Dollars in millions)
MCIRT	1	$8,720	8	$80,617
MCAS	1	12,212	2	29,293
Total	2	$20,932	10	$109,910

	As of
	June 30, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$74,079	21%	$66,851	20%
MCAS	29,162	8	17,077	5
Total	$103,241	29%	$83,928	25%
For more information on our multifamily credit-risk sharing transactions and their impact on our conservatorship capital requirements, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” in our 2019 Form 10-K.

Fannie Mae Second Quarter 2020 Form 10-Q	52

MD&A | Multifamily Business
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size and credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of June 30, 2020 and December 31, 2019. Our estimates of current DSCRs are based on the latest available income information for these properties and exclude co-op loans. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer. As a result, the financial information we have received from borrowers to date have largely not reflected the impact of COVID-19.
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
Multifamily Problem Loan Management and Foreclosure Prevention
Delinquency Statistics on our Problem Loans
The percentage of our multifamily loans classified as substandard increased as of June 30, 2020 due to loans in a COVID-19-related forbearance. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments or are in forbearance, we continue to monitor the performance of the full substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
The multifamily serious delinquency rate increased to 1.00% as of June 30, 2020, compared with 0.04% as of December 31, 2019 and 0.05% as of June 30, 2019, due to the economic dislocation caused by the COVID-19 pandemic, which increased borrower participation in forbearance plans. Our multifamily seriously delinquent rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance expressed as a percentage of our multifamily guaranty book of business. Based on unpaid principal balance, $3.3 billion of multifamily seriously delinquent loans were in forbearance as of June 30, 2020. Our multifamily seriously delinquent rate excluding loans in forbearance was 0.09% as of June 30, 2020.
COVID-19 Forbearance and Eviction Moratorium
We initially offered forbearance relief to multifamily borrowers by delegating to our lenders the authority to execute a forbearance agreement with a multifamily borrower experiencing a documented financial hardship due to the COVID-19 pandemic for up to three monthly payments, beginning with the first missed monthly payment occurring after February 1, 2020. Effective July 1, 2020, we delegated to our lenders the ability to extend forbearance for up to three additional monthly payments, except for certain types of loans, including seniors housing loans and loans with unpaid principal balances above $50 million. For those loans, Fannie Mae will make decisions on extended forbearance relief directly. For forbearance of any duration after July 1, 2020, the borrower is required to bring the loan current within a time period determined by multiplying the number of months of forbearance by four. For example, if a borrower receives a six-month forbearance period, the borrower would be required to make all missed payments over a period of 24 months. The borrower may also repay the missed payments in a lump sum at any time. In exchange for forbearance under our initial or extended program, borrowers must agree to suspend tenant evictions for nonpayment of rent, provide monthly operating statements and remit any excess cash flow to our servicers on a monthly basis, to be held until the end of the forbearance period and then applied to missed mortgage

Fannie Mae Second Quarter 2020 Form 10-Q	53

MD&A | Multifamily Business
payments. Effective July 1, 2020, borrowers with new or extended forbearance agreements must also provide additional renter protections and certify their compliance with all tenant protections in writing on a monthly basis.
Multifamily Loans in Forbearance
The following table displays multifamily loans in a payment forbearance. As of June 30, 2020, nearly all of the multifamily loans in a payment forbearance were associated with a COVID-19-related financial hardship. Seniors housing loans, which constituted 5% of our multifamily guaranty book of business as of June 30, 2020, comprised nearly half of the total multifamily unpaid principal balance of loans in forbearance.

Multifamily Loans in Forbearance
	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Number of loans	281	6
Amortized cost	$4,335	$16
Unpaid principal balance	$4,288	$15
Percentage of multifamily guaranty book of business based on unpaid principal balance	1.2%	*
* Represents less than 0.05% of multifamily guaranty book of business.
The following table displays interest income recognized on multifamily loans in forbearance held as of period end. As discussed in “Note 1, Summary of Significant Accounting Policies,” we have updated our application of our accounting policy for nonaccrual for loans negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we will continue to accrue interest income according to the updated policy. The amount of interest income we recognized on loans in forbearance was not material for the three and six months ended June 30, 2019, which was prior to the update to our application of our nonaccrual policy.

Interest Income Recognized on Multifamily Loans in Forbearance
	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	(Dollars in millions)
Interest income recognized on loans in forbearance held as of period end(1)	$39	$81
(1) Represents interest income recognized on these loans during the period, including amounts recognized prior to entry into a forbearance arrangement.
REO Management
The number of multifamily foreclosed properties held for sale was 14 properties with a carrying value of $99 million as of June 30, 2020, compared with 12 properties with a carrying value of $72 million as of December 31, 2019.

Fannie Mae Second Quarter 2020 Form 10-Q	54

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

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Write-offs(1)	$2	$(4)	$(18)	$(4)
Recoveries	—	2	1	2
Foreclosed property income (expense)	(7)	(2)	(9)	1
Credit losses	(5)	(4)	(26)	(1)
Freestanding loss-sharing benefit(2)	—	N/A	3	N/A
Credit losses net of freestanding loss-sharing benefit	$(5)	$(4)	$(23)	$(1)

Credit loss ratio(3) (in bps)	0.6	0.5	1.5	0.1
Credit loss ratio, net of freestanding loss-sharing benefit(2)(3) (in bps)	0.6	N/A	1.3	N/A
Initial write-off severity rate(4)	8.2%	23.0%	17.4%	23.0%
Loan write-off count	3	3	6	3
(1)Includes write-offs related to loans pursuant to Accounting Bulletin 2012-02. Write-offs associated with non-REO sales are net of loss sharing.
(2)Represents expected benefits that we receive upon foreclosure as a result of certain freestanding credit enhancements, primarily multifamily DUS lender risk-sharing transactions. These benefits are recorded in “Change in expected credit enhancement recoveries” in our condensed consolidated statements of operations. Prior to the adoption of the CECL standard, benefits from lender risk-sharing transactions were included in the benefit (provision) for credit losses in our condensed consolidated statements of operations and comprehensive income.
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
We expect our multifamily credit losses will be higher over the long term as a result of the COVID-19 pandemic as reflected in our increased allowance for loan losses since the inception of the pandemic. However, we do not expect our multifamily credit losses to increase significantly in the short term while loans remain in forbearance as described above. See “Risk Factors” for additional information on the credit risk impact of the COVID-19 pandemic.
Multifamily Loss Reserves
Our multifamily loss reserves, which include our allowances for loan losses and the related accrued interest receivable, and our reserve for guaranty losses, provide for an estimate of credit losses in our multifamily guaranty book of business. For periods beginning January 1, 2020, our measurement of loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard and requires consideration of a broader range of reasonable and supportable forecast information to develop credit loss estimates. For prior periods, multifamily loss reserves were measured using an incurred loss methodology. For further details on our previous multifamily loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies” in our 2019 Form 10-K.

Fannie Mae Second Quarter 2020 Form 10-Q	55

MD&A | Multifamily Business

The table below summarizes the changes in our multifamily loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our provision for credit losses see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Multifamily Loss Reserves
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(1,149)	$(256)	$(268)	$(245)
Transition impact of the adoption of the CECL standard(1)	—	—	(490)	—
Provision for credit losses	(231)	(27)	(641)	(38)
Write-offs	(2)	4	18	4
Recoveries	—	(2)	(1)	(2)
Ending balance	$(1,382)	$(281)	$(1,382)	$(281)

Expected benefit of freestanding credit enhancements on multifamily loans not netted against loss reserves as of the end of the period(2)			$413	N/A

			As of
			June 30, 2020	December 31, 2019
Loss reserves as a percentage of multifamily guaranty book of business			0.39%	0.08%
(1)Includes the transition impact of $221 million for the reclassification of freestanding credit enhancements, such as DUS lender risk-sharing, to “Other assets” from “Allowance for loan losses” on our condensed consolidated balance sheets.
(2)Prior to our adoption of the CECL standard, benefits for freestanding credit enhancements were netted against our multifamily loss reserves, which was $96 million as of June 30, 2019. As of January 1, 2020 these credit enhancements are recorded in “Other assets” in our condensed consolidated balance sheets.
Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the multifamily loans classified as TDRs that were on accrual status and multifamily loans on nonaccrual status. The table includes our amortized cost in HFI mortgage loans, as well as interest income forgone and recognized for on-balance sheet TDRs on accrual status and nonaccrual loans. For more information on TDRs and nonaccrual loans see “Note 3, Mortgage Loans.”
We have elected to account for eligible COVID-19-related loss mitigation activities as permitted under the CARES Act, which provides relief from TDR accounting and disclosure requirements for our forbearance plans and loan modifications. See “Note 1, Summary of Significant Accounting Policies” for additional information on our accounting for TDRs and nonaccrual loans.

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
TDRs on accrual status	$33	$66
Nonaccrual loans(1)	320	439
Total TDRs on accrual status and nonaccrual loans	$353	$505
Accruing on-balance sheet loans past due 90 days or more(1)	$1,447	$—

Fannie Mae Second Quarter 2020 Form 10-Q	56

MD&A | Multifamily Business

	For the Six Months Ended June 30,

	2020	2019
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$4	$12
Interest income recognized(3)	2	1
(1)As of January 1, 2020, we place a multifamily loan on nonaccrual status when the loan becomes two months or more past due according to its contractual terms unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured. As a result, the population of loans classified as nonaccrual declined as a substantial amount of these loans were current and had been previously individually impaired, but were not two months or more past due, contributing to the decrease in loans on nonaccrual status. In the second quarter of 2020, we updated our application of our nonaccrual accounting policy for those loans negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we will continue to accrue interest income according to our updated policy. These loans are not classified as nonaccrual. See “Note 1, Summary of Significant Accounting Policies” for more information about our nonaccrual policy.
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
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2019 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2019 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. Also see “Risk Factors—Liquidity and Funding Risk” in our 2019 Form 10-K and “Risk Factors” in this report for a discussion of liquidity and funding risks, including potential impacts of the COVID-19 pandemic.
Liquidity and Funding Risk Management Practices and Contingency Planning
We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. Our liquidity management framework and practices require that we maintain:
•a portfolio of highly liquid securities to cover a minimum of 30 calendar days of expected net cash needs, assuming no access to the short- and long-term unsecured debt markets;
•within our other investments portfolio a daily balance of U.S. Treasury securities and/or cash with the Federal Reserve Bank of New York that has a redemption amount of at least 50% of our average projected 30-day cash needs over the previous three months; and
•a liquidity profile that meets or exceeds our projected 365-day net cash needs with liquidity holdings and unencumbered agency mortgage securities.
In June 2020, FHFA directed that we and Freddie Mac comply with updated prescriptive liquidity requirements. We expect the effective date for this new guidance to be September 1, 2020. FHFA’s directive requires us to hold more liquid assets than are required under our current metrics. While we estimate that our liquidity position as of June 30, 2020 meets these new requirements, we will in the future be required to hold more liquidity than we would have under our current framework, which we expect will negatively impact our net interest income.
The guidance has four components we must meet:
•a 30-day cash flow stress test that assumes we continue to provide liquidity to the market while holding a $10 billion buffer above outflows;
•a 365-day metric that requires us to hold liquidity to meet our expected cash outflows over 365 days and to continue to provide liquidity to the market under certain stress conditions. This metric is also more prescriptive regarding the types of liquid assets we hold;

Fannie Mae Second Quarter 2020 Form 10-Q	57

MD&A | Liquidity and Capital Management

•a specified minimum long-term debt to less-liquid asset ratio. Less-liquid assets are those that are not eligible to be pledged as collateral to the Fixed Income Clearing Corporation; and
•a requirement that we fund our assets with liabilities that have a specified minimum term relative to the term of the assets.
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. The increase in our short-term and long-term debt from December 31, 2019 to June 30, 2020 was primarily to support refinancing activity and in anticipation of future potential liquidity needs as a result of market dislocations caused by the COVID-19 pandemic, as discussed below. The increase in long-term debt also anticipates a future increase in the volume of delinquent loans that will need to be purchased out of trust.
Debt of Fannie Mae(1)
(Dollars in billions)

Fannie Mae Second Quarter 2020 Form 10-Q	58

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	June 30, 2020	December 31, 2019
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.28%	1.56%
Interest rate on long-term debt, including portion maturing within one year	1.68%	2.86%
Interest rate on callable long-term debt	2.81%	3.39%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	163	137
Weighted-average maturity of debt maturing in more than one year (in months)	45	66
Other Data
Outstanding callable long-term debt	$27.4	$38.5
Connecticut Avenue Securities debt(2)	$17.8	$21.4
(1)Outstanding debt amounts and weighted-average interest rates reported in this chart and table include the effects of discounts, premiums, other cost basis and fair value adjustments associated with debt that we elected to carry at fair value. Reported amounts include unamortized cost basis adjustments and fair value adjustments of $447 million and $28 million as of June 30, 2020 and December 31, 2019, respectively.
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
Debt Funding Activity
The market dislocations relating to the COVID-19 pandemic have affected both our debt funding needs and debt funding activity. We significantly increased our debt issuances in the first half of 2020 due to increased volume in the whole loan conduit driven by a significant increase in refinance activity in the first half of the year, to pay off callable debt, and in anticipation of potential future liquidity needs. Adverse market conditions in March limited our ability to issue debt with a maturity greater than two years. As a result, most of the debt we issued in the first quarter of 2020 had terms from three to twenty-four months. Market conditions improved in the second quarter of 2020 and we were able to issue notes with maturities greater than 24 months. If market conditions deteriorate again and limit our ability to issue longer-term debt, we may need to fund longer-term assets with short-term debt, which would increase the roll-over risk on our outstanding debt. See “Risk Factors” for additional information on the impact of the COVID-19 pandemic on our liquidity risk.
We expect our debt funding needs to increase in future periods. We expect the impact of the COVID-19 pandemic and significantly higher rates of loan delinquencies, forbearances and other loss mitigation activity will require us to fund:
•greater amounts of tax and insurance payments and, for loans in forbearance that back MBS trusts, principal and interest payments to the MBS trusts, after borrowers have missed four months of payments;
•purchases of a larger volume of delinquent loans from MBS trusts;
•whole loan conduit activity, which may remain at a high volume; and
•greater holdings of liquid assets to comply with the new liquidity requirements recently issued by FHFA.
See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Principal and Interest Payments while Loans are in Forbearance” for information on advances of scheduled principal and interest payments to MBS trusts while loans are in forbearance.
Pursuant to the terms of our senior preferred stock purchase agreement with Treasury, our aggregate indebtedness may not exceed $300 billion and our mortgage assets may not exceed $250 billion without Treasury’s prior written consent. FHFA has directed that we further cap our mortgage assets at $225 billion, as described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2019 Form 10-K. As described above, we expect our debt funding needs to increase. Depending on the extent of these funding needs, including the amount of mortgage loans we purchase from MBS trusts, we may be required to obtain FHFA’s and Treasury’s prior written consent to increase our current debt limit and mortgage asset limit. Depending on the extent of our funding needs and the amount, if any, by which Treasury

Fannie Mae Second Quarter 2020 Form 10-Q	59

MD&A | Liquidity and Capital Management

and FHFA agree to any request we make for an increase in our debt limit, our business activities and our ability to meet our objectives may be constrained.
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. Activity in short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity in long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.
The decrease in short-term debt issued and paid off during the second quarter and first half of 2020 compared with the second quarter and first half of 2019 was primarily driven by a reduction in the utilization of short-term notes including short-term notes with overnight maturities. The increase in long-term debt issued during the second quarter and first half of 2020 compared with the second quarter and first half of 2019 was due to increased volume in the whole loan conduit driven by a significant increase in refinance activity and in anticipation of potential future liquidity needs. The increase in long-term debt that was paid off during the second quarter and first half of 2020 compared with the second quarter and first half of 2019 was driven by increased redemptions of callable debt due to a lower interest rate environment as well as an increase in maturities of non-callable debt.

Activity in Debt of Fannie Mae
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$7,938	$134,858	$167,961	$256,768
Weighted-average interest rate	0.12%	2.37%	1.19%	2.36%
Long-term:(1)
Amount	$82,913	$4,800	$122,231	$11,395
Weighted-average interest rate	0.40%	2.42%	0.49%	2.54%
Total issued:
Amount	$90,851	$139,658	$290,192	$268,163
Weighted-average interest rate	0.37%	2.38%	0.90%	2.37%
Paid off during the period:(2)
Short-term:
Amount	$24,069	$134,902	$152,861	$258,628
Weighted-average interest rate	0.93%	2.24%	1.43%	2.17%
Long-term:(1)
Amount	$19,799	$9,100	$43,963	$24,910
Weighted-average interest rate	1.75%	1.83%	1.83%	1.78%
Total paid off:
Amount	$43,868	$144,002	$196,824	$283,538
Weighted-average interest rate	1.30%	2.22%	1.52%	2.14%
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

Fannie Mae Second Quarter 2020 Form 10-Q	60

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio increased significantly during the six months ended June 30, 2020 due primarily to an increase in our investment in U.S. Treasury securities and in cash and cash equivalents driven by proceeds from increased debt issuances to support higher refinance activity in the whole loan conduit and potential future liquidity needs as described above, as well as proceeds from loan payoffs.

Cash and cash equivalents(1)

Federal funds sold and securities purchased under agreements to resell or similar arrangements

U.S. Treasury securities
(1) Cash equivalents are comprised of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
Cash Flows
Six Months Ended June 30, 2020. Cash, cash equivalents and restricted cash increased from $61.4 billion as of December 31, 2019 to $120.2 billion as of June 30, 2020. The increase was primarily driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the issuance of funding debt, which outpaced redemptions, primarily for the reasons described above.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts and (2) purchases of loans held for investment.
Six Months Ended June 30, 2019. Cash, cash equivalents and restricted cash increased from $49.4 billion as of December 31, 2018 to $61.0 billion as of June 30, 2019. The increase was primarily driven by cash inflows from the sale of Fannie Mae MBS to third parties and the net decrease in federal funds sold and securities purchased under agreements to resell or similar agreements.
Partially offsetting these cash inflows were cash outflows from purchases of loans held for investment and the redemption of funding debt, which outpaced issuances, due to lower funding needs.
Credit Ratings
Our credit ratings from the major credit ratings organizations, as well as the credit ratings of the U.S. government, are primary factors that could affect our ability to access the capital markets and our cost of funds. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. Standard & Poor’s Global Ratings (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings Limited (“Fitch”) have all indicated that, if they were to lower the sovereign credit ratings on the U.S., they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities. In addition, actions by governmental entities impacting Treasury’s support for our business or our debt securities could adversely affect the credit ratings of our senior unsecured debt. See “Risk Factors—

Fannie Mae Second Quarter 2020 Form 10-Q	61

MD&A | Liquidity and Capital Management

Liquidity and Funding Risk” in our 2019 Form 10-K for a discussion of the risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts.
The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
June 30, 2020
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
Capital Management
Regulatory Capital
The deficit of our core capital over statutory minimum capital was $131.2 billion as of June 30, 2020 and $128.8 billion as of December 31, 2019. For information on our current capital requirements, see “Note 12, Regulatory Capital Requirements” in our 2019 Form 10-K. For information on our proposed capital requirements, see “Legislation and Regulation—Proposed Capital Framework” in this report.
Capital Activity
Under the terms governing the senior preferred stock, we will not owe dividends to Treasury until we have accumulated over $25 billion in net worth. Accordingly, no dividends were payable to Treasury for the second quarter of 2020 and none are payable for the third quarter of 2020. The aggregate liquidation preference of the senior preferred stock increases at the end of each quarter by the increase, if any, in our net worth during the immediately prior fiscal quarter, until the liquidation preference has increased by $22 billion pursuant to this provision. The aggregate liquidation preference of the senior preferred stock was $135.4 billion as of June 30, 2020, unchanged from March 31, 2020 as a result of the decrease in our net worth during the first quarter of 2020. The aggregate liquidation preference of the senior preferred stock will increase to $138.0 billion as of September 30, 2020 due to the $2.5 billion increase in our net worth during the second quarter of 2020. As of June 30, 2020, our net worth was $16.5 billion.
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

Fannie Mae Second Quarter 2020 Form 10-Q	62

MD&A | Off-Balance Sheet Arrangements

constitute control of these securitization trusts, we do not consolidate these trusts in our condensed consolidated balance sheet, giving rise to off-balance sheet exposure.
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $118.8 billion as of June 30, 2020. Approximately $79.8 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers. Additionally, off-balance sheet exposure includes approximately $21.6 billion of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs; however, a portion of these Freddie Mac securities may be backed in whole or in part by Fannie Mae MBS. Therefore, our total exposure to Freddie Mac securities included in Fannie Mae REMIC collateral is likely lower. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS and other financial guarantees was $68.6 billion as of December 31, 2019. Approximately $37.8 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and $12.3 billion of this amount consisted of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. See “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.
•Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $6.8 billion as of June 30, 2020 and $7.2 billion as of December 31, 2019. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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
Institutional Counterparty Credit Risk Management
This section supplements and updates our discussion of institutional counterparty credit risk management in our 2019 Form 10-K. See “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors—Credit Risk” in our 2019 Form 10-K for a discussion of our exposure to institutional counterparty credit risk and our strategy for managing this risk. As described in “Risk Factors” in this report, the COVID-19 pandemic has increased our counterparty credit risk. Also see “Note 10, Concentrations of Credit Risk” in this report for an update on our counterparty credit risk exposure.
Change in Non-Depository Seller and Servicer Liquidity Requirement as a Result of COVID-19 Forbearances
We have previously established minimum liquidity requirements for single-family non-depository servicers to maintain eligibility with Fannie Mae. With the expected increase in delinquent loans in forbearance plans as a result of the unprecedented circumstances of the COVID-19 pandemic and the CARES Act, we have temporarily modified our minimum liquidity requirement for single-family non-depository servicers to maintain eligibility with Fannie Mae. Beginning with the second quarter of 2020, when calculating the minimum liquidity requirement for seriously delinquent mortgage loans for non-depository servicers, an adjustment will be included for mortgage loans in a COVID-19-related forbearance plan that are 90 days or more delinquent and were current at the inception of the plan. The adjustment will provide partial relief to these servicers for the impacted loans.

Fannie Mae Second Quarter 2020 Form 10-Q	63

MD&A | Risk Management

Change in Private Mortgage Insurer Eligibility Requirements
Mortgage insurers must meet and maintain compliance with private mortgage insurer eligibility requirements (“PMIERs”) to be eligible to write mortgage insurance on loans acquired by Fannie Mae. The PMIERs are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. At FHFA’s direction, on June 30, 2020, we and Freddie Mac published revisions to the PMIERs, which became effective immediately. The revisions include (1) a temporary adjustment when calculating required risk-based assets for nonperforming mortgage loans that became newly delinquent after the onset of the COVID-19 crisis, and (2) through March 31, 2021, a requirement for private mortgage insurers to secure prior approval from Fannie Mae to enable payment of dividends or certain new transfers of cash. The adjustment will provide partial relief to mortgage insurers’ capital requirements for the impacted loans.
Market Risk Management, Including Interest-Rate Risk Management
This section supplements and updates information regarding market risk management in our 2019 Form 10-K. See “MD&A—Risk Management—Market Risk Management, Including Interest-Rate Risk Management” and “Risk Factors” in our 2019 Form 10-K for additional information, including our sources of interest-rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest-rate risk. As described in “Risk Factors” in this report, the COVID-19 pandemic has increased our market risk.
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended June 30, 2020 and 2019. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see our 2019 Form 10-K in “MD&A—Risk Management—Market Risk Management, Including Interest-Rate Risk Management.”

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of (1)(2)
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Rate level shock:
-100 basis points	$(68)	$57
-50 basis points	(42)	11
+50 basis points	54	51
+100 basis points	142	160
Rate slope shock:
-25 basis points (flattening)	(24)	(20)
+25 basis points (steepening)	21	22

	For the Three Months Ended June 30, (1)(3)
	2020			2019
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	(0.01)	$(23)	$(47)	0.01	$(14)	$(18)
Minimum	(0.09)	(35)	(136)	(0.03)	(24)	(73)
Maximum	0.05	(12)	—	0.07	(3)	10
Standard deviation	0.03	6	27	0.02	6	17
(1)Computed based on changes in U.S. LIBOR interest-rates swap curve. Changes in the level of interest-rates assume a parallel shift in all maturities of the U.S. LIBOR interest-rate swap curve. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of

Fannie Mae Second Quarter 2020 Form 10-Q	64

MD&A | Risk Management

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of (1)
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Before derivatives	$(278)	$(197)
After derivatives	(42)	51
Effect of derivatives	236	248
(1)Measured on the last business day of each period presented.
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

Fannie Mae Second Quarter 2020 Form 10-Q	65

MD&A | Critical Accounting Policies and Estimates

expected recoveries of amounts previously written off and expected to be written off in determining our allowance for loan losses.
Our process for determining the impact of the adoption as well as the measurement of expected credit losses for the period under the new standard is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. For example, uncertainty regarding the expected impacts of the COVID-19 pandemic required significant management judgment in assessing our allowance for loan losses as of June 30, 2020.
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
•the impact of the COVID-19 pandemic on our business, financial results, financial condition, business plans and strategies, and on mortgage market and economic conditions, and the factors that will affect the pandemic’s impact;
•expectations for, and the impact of fluctuations in our acquisition volumes, market share, guaranty fees, or acquisition credit characteristics;
•our business plans and strategies and the impact of such plans and strategies;
•our plans regarding and work toward exiting conservatorship;
•the impact of FHFA’s re-proposed capital framework on our business and results;
•our dividend payments to Treasury and the liquidation preference of the senior preferred stock;
•volatility in our future financial results and efforts we may make to address volatility, including our expectations relating to our implementation of a hedge accounting program and its impact on the volatility of our financial results;
•the size and composition of our retained mortgage portfolio;
•the amount and timing of our purchases of loans from MBS trusts;
•the volume of whole loan conduit activity;
•the impact of legislation and regulation on our business or financial results;
•our payments to HUD and Treasury funds under the GSE Act;
•our plans relating to future credit risk transfer transactions and risk-sharing arrangements with lenders, and the effects of our credit risk transfer transactions and credit risk-sharing arrangements;
•factors that could affect or mitigate our credit risk exposure;
•mortgage market and economic conditions (including U.S. GDP, unemployment rates, interest rates, home price growth, multifamily property valuation growth, housing activity, housing starts, home sales, rent growth, multifamily vacancy rates, and the future volume of and characteristics of mortgage originations) and the impact of mortgage market and economic conditions on our business and financial results;
•our future off-balance sheet exposure to Freddie Mac securities;
•the risks to our business;

Fannie Mae Second Quarter 2020 Form 10-Q	66

MD&A | Forward-Looking Statements

•future delinquency rates, default rates, forbearances and other loss mitigation activity, substandard loan amounts and credit losses relating to the loans in our guaranty book of business and the factors that will affect them, including the impact of the COVID-19 pandemic and our expectations regarding the future behavior of borrowers;
•our expectations relating to our TDRs;
•the performance of loans in our book of business and the factors that will affect such performance;
•our loan acquisitions, the credit risk profile of such acquisitions, and the factors that will affect them;
•our future liquidity, liquidity planning, debt funding needs and factors that will affect our ability to meet our debt obligations; and
•our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
•uncertainty surrounding the duration, spread and severity of the COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; the extent to which consumers, workers and families feel safe resuming business activities and school; the nature, extent and success of the forbearance and modification options borrowers affected by the pandemic obtain from us; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future pandemics interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the pandemic;
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
•future interest rates and credit spreads;
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
•changes in the fiscal and monetary policies of the Federal Reserve;

Fannie Mae Second Quarter 2020 Form 10-Q	67

MD&A | Forward-Looking Statements

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
•actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as actions in response to the COVID-19 pandemic, changes in the type of business we do, or actions relating to UMBS or our resecuritization of Freddie Mac-issued securities;
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
•constraints on our entry into new credit risk transfer transactions;
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
•operational control weaknesses;
•our reliance on models and future updates we make to our models, including the assumptions used by these models;

Fannie Mae Second Quarter 2020 Form 10-Q	68

MD&A | Forward-Looking Statements

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

Fannie Mae Second Quarter 2020 Form 10-Q	69

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	June 30, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$54,510	$21,184
Restricted cash (includes $58,581 and $33,294, respectively, related to consolidated trusts)	65,714	40,223
Federal funds sold and securities purchased under agreements to resell or similar arrangements	25,450	13,578
Investments in securities:
Trading, at fair value (includes $5,727 and $3,037, respectively, pledged as collateral)	106,744	48,123
Available-for-sale, at fair value (with an amortized cost of $1,990, net of allowance for credit losses of $3 as of June 30, 2020)	2,120	2,404
Total investments in securities	108,864	50,527
Mortgage loans:
Loans held for sale, at lower of cost or fair value	7,580	6,773
Loans held for investment, at amortized cost:
Of Fannie Mae	107,771	94,911
Of consolidated trusts	3,356,950	3,241,494
Total loans held for investment (includes $7,303 and $7,825, respectively, at fair value)	3,464,721	3,336,405
Allowance for loan losses	(12,966)	(9,016)
Total loans held for investment, net of allowance	3,451,755	3,327,389
Total mortgage loans	3,459,335	3,334,162
Advances to lenders	7,983	6,453
Deferred tax assets, net	13,119	11,910
Accrued interest receivable, net (includes $9,451 and $8,172, respectively, related to consolidated trusts and net of an allowance of $172 as of June 30, 2020)	9,679	8,604
Acquired property, net	1,844	2,366
Other assets	14,178	14,312
Total assets	$3,760,676	$3,503,319
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,312 and $9,361, respectively, related to consolidated trusts)	$10,054	$10,228
Debt:
Of Fannie Mae (includes $4,546 and $5,687, respectively, at fair value)	275,637	182,247
Of consolidated trusts (includes $23,883 and $21,880, respectively, at fair value)	3,444,338	3,285,139
Other liabilities (includes $1,638 and $376, respectively, related to consolidated trusts)	14,170	11,097
Total liabilities	3,744,199	3,488,711
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $135,444 and $131,178, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(116,909)	(118,776)
Accumulated other comprehensive income	133	131
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	16,477	14,608
Total liabilities and equity	$3,760,676	$3,503,319
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	70

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
Interest income:
Trading securities	$219	$432	$535	$859
Available-for-sale securities	26	45	57	98
Mortgage loans	27,007	29,511	55,945	59,373
Federal funds sold and securities purchased under agreements to resell or similar arrangements	14	257	121	520
Other	25	41	59	73
Total interest income	27,291	30,286	56,717	60,923
Interest expense:
Short-term debt	(54)	(119)	(156)	(244)
Long-term debt	(21,460)	(24,940)	(45,437)	(50,656)
Total interest expense	(21,514)	(25,059)	(45,593)	(50,900)
Net interest income	5,777	5,227	11,124	10,023
Benefit (provision) for credit losses	(12)	1,225	(2,595)	1,875
Net interest income after benefit (provision) for credit losses	5,765	6,452	8,529	11,898
Investment gains (losses), net	149	461	(9)	594
Fair value losses, net	(1,018)	(754)	(1,294)	(1,585)
Fee and other income	90	113	210	247
Non-interest loss	(779)	(180)	(1,093)	(744)
Administrative expenses:
Salaries and employee benefits	(382)	(376)	(775)	(762)
Professional services	(231)	(233)	(443)	(458)
Other administrative expenses	(141)	(135)	(285)	(268)
Total administrative expenses	(754)	(744)	(1,503)	(1,488)
Foreclosed property expense	(10)	(128)	(90)	(268)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(660)	(600)	(1,297)	(1,193)
Credit enhancement expense	(360)	(276)	(736)	(492)
Change in expected credit enhancement recoveries	273	—	461	—
Other expenses, net	(261)	(203)	(479)	(365)
Total expenses	(1,772)	(1,951)	(3,644)	(3,806)
Income before federal income taxes	3,214	4,321	3,792	7,348
Provision for federal income taxes	(669)	(889)	(786)	(1,516)
Net income	2,545	3,432	3,006	5,832
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes	(11)	(65)	7	(101)
Other, net of taxes	(2)	(2)	(5)	(5)
Total other comprehensive income (loss)	(13)	(67)	2	(106)
Total comprehensive income	$2,532	$3,365	$3,008	$5,726
Net income	$2,545	$3,432	$3,006	$5,832
Dividends distributed or amounts attributable to senior preferred stock	(2,532)	(3,365)	(3,008)	(5,726)
Net income (loss) attributable to common stockholders	$13	$67	$(2)	$106
Earnings per share:
Basic	$0.00	$0.01	$0.00	$0.02
Diluted	0.00	0.01	0.00	0.02
Weighted-average common shares outstanding:
Basic	5,867	5,762	5,867	5,762
Diluted	5,893	5,893	5,867	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	71

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(39,322)	$2,180
Cash flows provided by (used in) investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	23	28
Proceeds from sales of trading securities held for investment	—	49
Proceeds from maturities and paydowns of available-for-sale securities	189	268
Proceeds from sales of available-for-sale securities	121	376
Purchases of loans held for investment	(293,666)	(90,612)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	4,634	5,557
Proceeds from sales of loans acquired as held for investment of Fannie Mae	427	5,821
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	448,375	211,956
Advances to lenders	(123,805)	(54,440)
Proceeds from disposition of acquired property and preforeclosure sales	3,239	3,870
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(11,872)	13,376
Other, net	(937)	(743)
Net cash provided by investing activities	26,728	95,506
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	393,641	374,284
Payments to redeem debt of Fannie Mae	(299,933)	(389,779)
Proceeds from issuance of debt of consolidated trusts	401,749	158,970
Payments to redeem debt of consolidated trusts	(423,582)	(224,145)
Payments of cash dividends on senior preferred stock to Treasury	—	(5,601)
Other, net	(464)	132
Net cash provided by (used in) financing activities	71,411	(86,139)
Net increase in cash, cash equivalents and restricted cash	58,817	11,547
Cash, cash equivalents and restricted cash at beginning of period	61,407	49,423
Cash, cash equivalents and restricted cash at end of period	$120,224	$60,970
Cash paid during the period for:
Interest	$57,733	$57,637
Income taxes	—	700

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	72

Financial Statements | Condensed Consolidated Statements of Changes in Equity (Deficit)
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity (Deficit) — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(119,454)	$146	$(7,400)	$13,945
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	2,545	—	—	2,545
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(11)	—	(11)
Reclassification adjustment for gains included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										2,532
Balance as of June 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(116,909)	$133	$(7,400)	$16,477

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(118,776)	$131	$(7,400)	$14,608
Transition impact, net of tax, from the adoption of the current expected credit loss standard	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance as of January 1, 2020, adjusted	1	556	1,158	120,836	19,130	687	(119,915)	131	(7,400)	13,469
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	3,006	—	—	3,006
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	3	—	3
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										3,008
Balance as of June 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(116,909)	$133	$(7,400)	$16,477

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	73

Financial Statements | Condensed Consolidated Statements of Changes in Equity (Deficit)
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity (Deficit) — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(128,175)	$283	$(7,400)	$5,361
Senior preferred stock dividends paid	—	—	—	—	—	—	(2,361)	—	—	(2,361)
Comprehensive income:
Net income	—	—	—	—	—	—	3,432	—	—	3,432
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	9	—	9
Reclassification adjustment for gains included in net income (net of taxes of $19)	—	—	—	—	—	—	—	(74)	—	(74)
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,365
Balance as of June 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(127,104)	$216	$(7,400)	$6,365

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(127,335)	$322	$(7,400)	$6,240
Senior preferred stock dividends paid	—	—	—	—	—	—	(5,601)	—	—	(5,601)
Comprehensive income:
Net income	—	—	—	—	—	—	5,832	—	—	5,832
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $5)	—	—	—	—	—	—	—	17	—	17
Reclassification adjustment for gains included in net income (net of taxes of $31)	—	—	—	—	—	—	—	(118)	—	(118)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										5,726
Balance as of June 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(127,104)	$216	$(7,400)	$6,365

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	74

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
The unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2020 and related notes, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2019 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior period condensed consolidated financial statements. Results for the three and six months ended June 30, 2020 may not necessarily be indicative of the results for the year ending December 31, 2020.
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
Presentation of Freestanding Credit Enhancement Expense and Recoveries
Freestanding credit enhancements primarily include our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) programs, enterprise-paid mortgage insurance (“EPMI”), and certain lender risk-sharing arrangements, including our multifamily Delegated Underwriting and Servicing (“DUS®”) program. We have revised our presentation of the expenses and recoveries associated with these programs as described below.
Credit Enhancement Expense
Credit enhancement expense consists of costs associated with our freestanding credit enhancements. We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments. Credit enhancement expense has been presented as a separate line item for all periods presented as these expenses have become a more significant driver of our results of operations. In prior periods, credit enhancement expenses were recorded in “Other expenses, net.”
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries consists of the change in benefits recognized from our freestanding credit enhancements, including any realized amounts. Benefits, if any, from our CAS, CIRT and EPMI programs previously recorded in “Fee and other income” have been reclassified to “Change in expected credit enhancement recoveries” for all periods

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
presented. Benefits from other lender risk-sharing programs, including our multifamily DUS program, were recorded as a reduction of credit-related expense in periods prior to 2020. However, with our adoption of the CECL standard on January 1, 2020, benefits from freestanding credit enhancements are no longer recorded as a reduction of credit-related expenses. These benefits from lender risk-sharing have been reclassified into “Change in expected credit enhancement recoveries” on a prospective basis beginning January 1, 2020.
Presentation of Yield Maintenance Fees
Prior period multifamily yield maintenance fees have been reclassified to conform to the current period presentation. Multifamily yield maintenance fees, or prepayment premiums, are fees that a borrower pays when they prepay their loan. For multifamily loans held in a consolidated trust, a portion of the yield maintenance fee is typically passed through to the holders of the trust certificate. As of January 1, 2020, we classify all yield maintenance fees as interest income. For consolidated loans, the portion of the fee passed through to the certificate holders of the trust is classified as interest expense. Previously, we classified multifamily yield maintenance fees as interest income only when the fee was associated with a loan refinancing, otherwise the fee was classified as fee and other income. The portion of the fees passed through to the certificate holders of the trust were previously classified as interest expense only when the fee was associated with a loan refinancing, otherwise the fee was classified as other expense. The changes in presentation have been applied retrospectively to all periods presented and were immaterial for prior periods.
Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, the allowance for loan losses. For example, significant uncertainty regarding the expected impacts of the COVID-19 pandemic required substantial management judgment in assessing our allowance for loan losses as of June 30, 2020. Actual results could differ from these estimates.
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
support of our business, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us into receivership at his discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. We are not aware of any plans of FHFA (1) to fundamentally change our business model, other than changes that might result from recommendations in the Treasury plan, if implemented, or (2) to reduce the aggregate amount available to or held by the company under our capital structure, which includes the senior preferred stock purchase agreement.
As described above, the Treasury plan contemplates FHFA ending the conservatorships of each of Fannie Mae and Freddie Mac (the “GSEs”) when the GSE has met specified preconditions. During the second quarter of 2020, FHFA and we took key steps in connection with these preconditions through FHFA’s proposal of a new regulatory capital framework for the GSEs and our hiring a financial advisor to assist us in planning the company’s recapitalization and exit from conservatorship.
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of June 30, 2020, and the amount of remaining funding available to us under the agreement was $113.9 billion.
Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock in 2008. The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $25 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. Because we had a net worth of $13.9 billion as of March 31, 2020, no dividends were payable for the second quarter of 2020. And because we had a net worth of $16.5 billion as of June 30, 2020, no dividends are payable for the third quarter of 2020.
The aggregate liquidation preference of the senior preferred stock was $135.4 billion as of June 30, 2020, unchanged from March 31, 2020 as a result of the decrease in our net worth during the first quarter of 2020. The aggregate liquidation preference of the senior preferred stock will increase to $138.0 billion as of September 30, 2020 due to the $2.5 billion increase in our net worth during the second quarter of 2020.
See “Note 11, Equity” in our 2019 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Regulatory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $131.2 billion as of June 30, 2020 and $128.8 billion as of December 31, 2019.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2020, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $135.4 billion. See “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above for additional information on transactions under this agreement.
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	77

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
Transactions with Treasury
Our administrative expenses were reduced by $4 million and $5 million for the three months ended June 30, 2020 and 2019, respectively, and $9 million and $10 million for the six months ended June 30, 2020 and 2019, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $660 million and $600 million in TCCA fees during the three months ended June 30, 2020 and 2019, respectively, and $1.3 billion and $1.2 billion for the six months ended June 30, 2020 and 2019, respectively, of which $660 million had not been remitted to Treasury as of June 30, 2020.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, and 35% of this amount is payable to Treasury’s Capital Magnet Fund. We recognized a total of $55 million and $21 million in “Other expenses, net” for the three months ended June 30, 2020 and 2019, respectively, and $85 million and $36 million for the six months ended June 30, 2020 and 2019, respectively, in connection with Treasury’s Capital Magnet Fund, of which $85 million has not been remitted as of June 30, 2020.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $35 million and $29 million for the three months ended June 30, 2020 and 2019, respectively, and $67 million and $59 million for the six months ended June 30, 2020 and 2019, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $19 million and $26 million for the three months ended June 30, 2020 and 2019, respectively, and $48 million and $62 million for the six months ended June 30, 2020 and 2019, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Mortgage Loans
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
For nonperforming loans transferred from held for investment (“HFI”) to HFS, based upon a change in our intent, we record the loans at the lower of cost or fair value on the date of transfer. When the fair value of the nonperforming loan is less than its amortized cost, we record a write-off against the allowance for loan losses in an amount equal to the difference between the amortized cost basis and the fair value of the loan. If the amount written off upon transfer exceeds the allowance related to the transferred loan, we record the excess in provision for credit losses. If the amounts written off are less than the allowance related to the loans, we recognize a benefit for credit losses.
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
We report the carrying value of HFI loans at the unpaid principal balance net of unamortized premiums and discounts, other cost basis adjustments, and allowance for loan losses. We define the amortized cost of HFI loans as unpaid principal balance and accrued interest receivable, net, including any unamortized premiums, discounts, and other cost basis adjustments. For purposes of our condensed consolidated balance sheets, we present accrued interest receivable separately from the amortized cost of our loans held for investment. We recognize interest income on HFI loans on an accrual basis using the effective yield method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.
Nonaccrual Loans
For loans that were current as of March 1, 2020 and subsequently went delinquent and/or requested forbearance during the COVID-19 pandemic, see the changes to our application of our nonaccrual guidance in the section on New Accounting Guidance below.
For loans not subject to the COVID-19-related nonaccrual guidance, we discontinue accruing interest on loans when we believe collectability of principal or interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected on loans is reversed through interest income at the date a loan is placed on nonaccrual status. For single-family loans on nonaccrual status, we recognize income when cash payments are received. We return a non-modified single-family loan to accrual status at the point that the borrower brings the loan current. We return a modified single-family loan to accrual status at the point that the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. As of January 1, 2020, we place a multifamily loan on nonaccrual status when the loan becomes two months or more past due according to its contractual terms unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured. For multifamily loans on nonaccrual status, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan. Transactions related to the

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
multifamily nonaccrual policy have been immaterial historically. Single-family and multifamily loans are reported past due if a full payment of principal and interest is not received within one month of its due date.
Allowance for Loan Losses
Our allowance for loan losses is a valuation account that is deducted from the amortized cost basis of HFI loans to present the net amount expected to be collected on the loans. The allowance for loan losses reflects an estimate of expected credit losses on single-family and multifamily HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. Estimates of credit losses are based on expected cash flows derived from internal models that estimate loan performance under simulated ranges of economic environments. Our modeled loan performance is based on our historical experience of loans with similar risk characteristics adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our credit loss estimates capture the possibility of remote events that could result in credit losses on loans that are considered low risk. The allowance for loans losses does not consider benefits from freestanding credit enhancements, such as our CAS and CIRT programs and multifamily DUS lender risk-sharing arrangements, which are recorded in “Other assets” in our condensed consolidated balance sheets. For loans that were current as of March 1, 2020 and subsequently became delinquent or entered into forbearance during the COVID-19 pandemic, see changes to our allowance for loan losses in the section on New Accounting Guidance below. For loans not subject to the COVID-19 related guidance, we have elected not to measure an allowance for credit losses on accrued interest receivable balances as we have a nonaccrual policy to ensure the timely reversal of unpaid accrued interest. See “Note 4, Allowance for Loan Losses” for additional information about our current period provision for loan losses, including a discussion of the estimates used in measuring the impact of the COVID-19 pandemic on our allowance.
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Multifamily Loans
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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income (loss) attributable to common stockholders excludes amounts attributable to the senior preferred stock. Weighted average common shares include 4.7 billion and 4.6 billion shares for the periods ended June 30, 2020 and 2019, respectively, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2020 and 2019, respectively.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted-average shares outstanding includes 26 million and 131 million shares issuable upon the conversion of convertible preferred stock as of June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, convertible preferred stock is not included in the calculation because a net loss attributable to common shareholders was incurred and it would have an anti-dilutive effect.
New Accounting Guidance
The CARES Act and Interagency Regulatory Guidance
Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act, referred to as the CARES Act, which was enacted in March 2020, provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. The CARES Act provides that a financial institution may elect to suspend the TDR requirements under GAAP for loan modifications related to the COVID-19 pandemic that occur between March 1, 2020 through the earlier of December 31, 2020 or 60 days after the date on which the COVID-19 national emergency terminates (the “Applicable Period”), as long as the loan was not more than 30 days delinquent as of December 31, 2019. Loan modifications are defined in this section of the CARES Act to include forbearance arrangements, repayment plans, interest rate modifications, and any similar arrangement that defer or delay the payment of principal or interest.
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
In addition to the CARES Act, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, National Credit Union Administration, Office of the Comptroller of the Currency, Consumer Financial Protection Bureau and the State Banking Regulators (collectively, the “Banking Agencies”) issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Statement”) in April 2020. The Interagency Statement primarily provides incremental guidance related to the nonaccrual of interest income. It indicates that financial institutions may continue to accrue interest income on loans that are granted short-term payment delays, such as forbearance, if the delay is in response to COVID-19 and the loan was less than 30 days past due at the time the delay was granted.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Pursuant to the Interagency Statement, we will continue to recognize interest income at the current contractual yield for up to six months on loans that were current at March 1, 2020 and have been negatively impacted by COVID-19. For loans that are in a forbearance plan beyond six months of delinquency, we will continue to accrue interest income provided collection of principal and interest continues to be reasonably assured.
Our evaluation of whether the collection of principal and interest is reasonably assured will consider the probability of default, the current value of the collateral, and any proceeds that are expected from contractually attached mortgage insurance. Once the forbearance period has ended, we will also consider the extent to which the borrower and the servicer have agreed to any of the loss mitigation options that are available. For single-family loans placed on nonaccrual status, cash payments are applied as a reduction of accrued interest receivable until the receivable has been reduced to zero, and then we recognize income on a cash basis when payments are received.
For multifamily loans on nonaccrual status, we apply any payment received on a cost recovery basis to reduce accrued interest receivable to zero and then reduce principal on the mortgage loan. Multifamily loans will not be placed on nonaccrual status while the loan is well secured and in the process of collection.
For loans that have been negatively impacted by COVID-19, we establish a valuation allowance for expected credit losses on the accrued interest receivable balance applying the process that we have established for both single-family and multifamily loans. The credit expense related to this valuation allowance is classified as a component of the provision for credit losses. This receivable is written off when the amount is deemed to be uncollectible, in accordance with our write-off policy for mortgage loans.
As a result of this update to the application of our nonaccrual policy for loans negatively impacted by COVID-19, we recognized $1.5 billion in interest income for the three and six months ended June 30, 2020. We also recognized $172 million of provision for loan losses on the related accrued interest receivable as of June 30, 2020.
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Impacts on Key Balance Sheet Line Items upon Implementation of the CECL Standard
The following table discloses the impact of adopting the CECL standard on key balance sheet line items.

	Balance as of December 31, 2019	Transition Impact of Adoption of the CECL Standard	Balance as of January 1, 2020
	(Dollars in millions)
Mortgage loans held for sale	$6,773	$50	$6,823
Allowance for loan losses	(9,016)	(1,722)	(10,738)
Other assets(1)	14,312	230	14,542
Deferred tax assets, net	11,910	303	12,213
Accumulated deficit (beginning retained earnings)	(118,776)	(1,139)	(119,915)
(1)Transition adjustment primarily represents the reclassification and recognition of freestanding credit enhancements not contractually attached to the loan.
For a discussion of the current period measurement of our allowance for loan losses under the CECL standard, including the expected impact of the COVID-19 pandemic, see “Note 4, Allowance for Loan Losses.”
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
In May 2020, we modified trust agreements governing our Fannie Mae REMIC and other multi-class transactions issued prior to July 2013 that are backed by floating rate or reverse floating rate securities to include fallback provisions in order to ease the potential burden of transitioning away from LIBOR. The update to the fallback language in the Omnibus Trust Supplement qualified for the accounting relief provided by ASU 2020-04, and we accounted for the update as a modification to the existing agreements. The impact of the May 2020 agreement modifications governing Fannie Mae REMIC and multi-class transactions issued prior to July 2013 was not material to Fannie Mae. We had no hedge accounting relationships between March 12, 2020 and June 30, 2020. We will continue to evaluate ASU 2020-04 to determine the timing and extent to which we will apply the provided accounting relief.
2.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be variable interest entities (“VIEs”). The primary types of entities are securitization and resecuritization trusts, limited partnerships and special purpose vehicles (“SPVs”). These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities unless we have the unilateral ability to dissolve the trust. We also do not consolidate our resecuritization trusts unless we have the unilateral ability to dissolve the trust. Historically, the vast majority of underlying assets of our resecuritization trusts were limited to Fannie Mae securities that were collateralized by mortgage loans held in consolidated trusts. However, with our issuance of UMBS, we include securities issued by Freddie Mac in some of our resecuritization trusts. The mortgage loans that serve as collateral for Freddie Mac-issued securities are not held in trusts that are consolidated by Fannie Mae.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	83

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

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$6,224	$2,543
Non-Fannie Mae	3,581	5,100
Total trading securities	9,805	7,643
Available-for-sale securities:
Fannie Mae	1,395	1,524
Non-Fannie Mae	452	574
Total available-for-sale securities	1,847	2,098
Other assets	43	56
Other liabilities	(69)	(78)
Net carrying amount	$11,626	$9,719
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
Fannie Mae commingled resecuritization trusts are backed in whole or in part by Freddie Mac securities. The guaranty that we provide to these commingled resecuritization trusts may increase our exposure to loss to the extent that we are providing a guaranty for the timely payment and interest on the underlying Freddie Mac securities that we have not previously guaranteed. Our maximum exposure to loss for these unconsolidated trusts is measured by the amount of Freddie Mac securities that are held in these resecuritization trusts. However, a portion of these Freddie Mac securities may be backed in whole or in part by Fannie Mae MBS. To the extent that these Freddie Mac securities are backed by Fannie Mae MBS, our guarantee to the resecuritization trust does not subject us to any additional exposure to credit risk. Thus, our actual exposure to credit risk from Freddie Mac securities held in our resecuritization trusts is likely lower than the disclosed maximum exposure to loss. Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts was approximately $111 billion and $62 billion as of June 30, 2020 and December 31, 2019, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $170 billion and $130 billion as of June 30, 2020 and December 31, 2019, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments (“LIHTC”), community investments and other entities, was $94 million and the related net carrying value was $87 million as of June 30, 2020. As of December 31, 2019, the maximum exposure to loss was $98 million and the related net carrying value was $79 million. The total assets of these limited partnership investments were $1.6 billion as of June 30, 2020 and $2.0 billion as of December 31, 2019.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities (“CAS”) and Multifamily Connecticut Avenue Securities (“MCAS”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $11.2 billion and $9.5 billion as of June 30, 2020 and December 31, 2019, respectively. The total assets related to these unconsolidated SPVs were $11.2 billion and $9.5 billion as of June 30, 2020 and December 31, 2019, respectively.
The unpaid principal balance of our multifamily loan portfolio was $346.9 billion as of June 30, 2020. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses”

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2020 and 2019, the unpaid principal balance of portfolio securitizations was $202.9 billion and $57.3 billion, respectively. For the six months ended June 30, 2020 and 2019, the unpaid principal balance of portfolio securitizations was $291.9 billion and
$98.7 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2020, the unpaid principal balance of retained interests was $2.7 billion and its related fair value was $4.0 billion. As of December 31, 2019, the unpaid principal balance of retained interests was $2.9 billion and its related fair value was $4.0 billion. For the three months ended June 30, 2020 and 2019, the principal, interest and other fees received on retained interests was $170 million and $122 million, respectively. For the six months ended June 30, 2020 and 2019, the principal, interest and other fees received on retained interests was $351 million and $238 million, respectively.
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable, net. For purposes of our condensed consolidated balance sheet, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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
The following table displays the carrying value of mortgage loans and our allowance for loan losses.

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Single-family	$3,070,902	$2,972,361
Multifamily	346,932	327,593
Total unpaid principal balance of mortgage loans	3,417,834	3,299,954
Cost basis and fair value adjustments, net	54,467	43,224
Allowance for loan losses	(12,966)	(9,016)
Total mortgage loans(1)	$3,459,335	$3,334,162
(1)Excludes $9.5 billion and $8.4 billion of accrued interest receivable, net of allowance on mortgage loans as of June 30, 2020 and December 31, 2019, respectively.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

The following tables display information about our redesignation of loans from HFI to HFS and the sales of mortgage loans during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
	(Dollars in millions)
Single family loans redesignated from HFI to HFS:
Amortized cost	$—	$7,188	$1,637	$10,133
Lower of cost or fair value adjustment at time of redesignation(1)	—	(479)	(9)	(719)
Allowance reversed at time of redesignation	—	902	184	1,369

Single-family loans sold:
Unpaid principal balance	$495	$6,498	$495	$6,556
Realized gains, net	40	284	40	320
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $6.6 billion and $7.6 billion as of June 30, 2020 and December 31, 2019, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.
Pursuant to the CARES Act, for purposes of reporting to the credit bureaus, servicers must report a borrower receiving a COVID-19-related payment accommodation, such as a forbearance plan or loan modification, as current if the borrower was current prior to receiving the accommodation and the borrower makes all required payments in accordance with the accommodation. For purposes of our disclosures regarding delinquency status, we report loans receiving COVID-19-related payment forbearance as delinquent according to the contractual terms of the loan. The increase in loans classified as delinquent as of June 30, 2020 compared with December 31, 2019 was primarily attributable to the economic dislocation caused by the COVID-19 pandemic.

	As of June 30, 2020
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$39,079	$50,701	$81,322	$171,102	$2,440,848	$2,611,950	$63,592	$7,709
15-year or less, amortizing fixed-rate	3,048	4,164	4,784	11,996	389,389	401,385	4,175	554
Adjustable-rate	523	829	1,084	2,436	37,138	39,574	879	149
Other(2)	1,870	1,727	5,009	8,606	54,920	63,526	2,813	799
Total single-family	44,520	57,421	92,199	194,140	2,922,295	3,116,435	71,459	9,211
Multifamily(3)	1,160	N/A	3,614	4,774	345,870	350,644	1,447	35
Total	$45,680	$57,421	$95,813	$198,914	$3,268,165	$3,467,079	$72,906	$9,246

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2019
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$26,882	$7,126	$13,082	$47,090	$2,470,457	$2,517,547	$28
15-year or less, amortizing fixed-rate	1,616	286	445	2,347	371,740	374,087	—
Adjustable-rate	412	85	167	664	44,244	44,908	—
Other(2)	2,323	829	1,891	5,043	64,726	69,769	136
Total single-family	31,233	8,326	15,585	55,144	2,951,167	3,006,311	164
Multifamily(3)	7	N/A	115	122	330,496	330,618	—
Total	$31,240	$8,326	$15,700	$55,266	$3,281,663	$3,336,929	$164
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
(2)Reverse mortgage loans included in “Other” are not aged due to their nature and are included in the current column.
(3)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	87

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

	As of June 30, 2020, by Year of Origination(1)
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$294,252	$292,692	$161,857	$235,568	$288,585	$960,619	$2,233,573
Greater than 80% and less than or equal to 90%	58,979	102,702	58,330	21,836	5,206	10,422	257,475
Greater than 90% and less than or equal to 100%	58,649	49,724	4,377	808	255	3,749	117,562
Greater than 100%	10	55	62	130	134	2,949	3,340
Total 20 and 30-year or more, amortizing fixed-rate	411,890	445,173	224,626	258,342	294,180	977,739	2,611,950
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	66,148	52,825	20,646	39,058	55,074	160,012	393,763
Greater than 80% and less than or equal to 90%	3,234	2,578	287	35	16	35	6,185
Greater than 90% and less than or equal to 100%	1,093	269	6	8	5	16	1,397
Greater than 100%	—	—	5	7	6	22	40
Total 15-year or less, amortizing fixed-rate	70,475	55,672	20,944	39,108	55,101	160,085	401,385
Adjustable-rate:
Less than or equal to 80%	1,834	2,390	3,428	6,818	3,706	20,340	38,516
Greater than 80% and less than or equal to 90%	163	287	319	101	14	32	916
Greater than 90% and less than or equal to 100%	67	55	9	5	—	5	141
Greater than 100%	—	—	—	—	—	1	1
Total adjustable-rate	2,064	2,732	3,756	6,924	3,720	20,378	39,574
Other:
Less than or equal to 80%	—	43	347	859	1,112	41,160	43,521
Greater than 80% and less than or equal to 90%	—	3	29	65	48	2,101	2,246
Greater than 90% and less than or equal to 100%	—	1	14	28	22	1,011	1,076
Greater than 100%	—	1	8	16	15	1,015	1,055
Total other	—	48	398	968	1,197	45,287	47,898
Total	$484,429	$503,625	$249,724	$305,342	$354,198	$1,203,489	$3,100,807

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$362,234	$347,950	$186,278	$282,303	$348,477	$1,182,131	$2,709,373
Greater than 80% and less than or equal to 90%	62,376	105,570	58,965	22,037	5,284	12,590	266,822
Greater than 90% and less than or equal to 100%	59,809	50,049	4,406	849	282	4,781	120,176
Greater than 100%	10	56	75	153	155	3,987	4,436
Total	$484,429	$503,625	$249,724	$305,342	$354,198	$1,203,489	$3,100,807

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2019(1)
	20- and 30-Year or More, Amortizing Fixed-Rate	15-Year or Less, Amortizing Fixed-Rate	Adjustable-Rate	Other	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,145,018	$368,181	$43,415	$47,005	$2,603,619
Greater than 80% and less than or equal to 90%	237,623	4,556	1,275	2,872	246,326
Greater than 90% and less than or equal to 100%	130,152	1,284	215	1,398	133,049
Greater than 100%	4,754	66	3	1,365	6,188
Total	$2,517,547	$374,087	$44,908	$52,640	$2,989,182
(1)Excludes $15.6 billion and $17.1 billion as of June 30, 2020 and December 31, 2019, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
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

	As of June 30, 2020, by Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$29,922	$69,049	$63,048	$52,321	$45,235	$81,098	$340,673
Classified(2)	6	707	1,361	2,665	1,642	3,590	9,971
Total	$29,928	$69,756	$64,409	$54,986	$46,877	$84,688	$350,644

As of December 31, 2019
(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$323,773
Classified(2)	6,845
Total	$330,618
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. As of June 30, 2020 and December 31, 2019, we had loans with an amortized cost of $14 million and $5 million, respectively, classified as doubtful.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify loans to certain borrowers who have received bankruptcy relief as TDRs. However, our current TDR accounting described herein is temporarily impacted by our election to account for certain eligible loan modifications under the COVID-19 Relief granted pursuant to the CARES Act. See “Note 1, Summary of Significant Accounting Policies” for more information on the impact of the CARES Act.
The substantial majority of the loan modifications accounted for as a TDR result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 168 months and 160 months for the three months ended June 30, 2020 and 2019, respectively. The average interest rate reduction was 0.34 and 0.10 percentage points, for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the average term extension of a single-family modified loan was 168 months and 158 months, respectively, and the average interest rate reduction was 0.33 and 0.10 percentage points, respectively.
The following tables display the number of loans and amortized cost in loans classified as a TDR.

	For the Three Months Ended June 30,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	8,511	$1,497	10,402	$1,706
15-year or less, amortizing fixed-rate	796	68	1,181	106
Adjustable-rate	142	22	213	31
Other	556	70	799	109
Total single-family	10,005	1,657	12,595	1,952
Multifamily	—	—	3	20
Total TDRs	10,005	$1,657	12,598	$1,972

	For the Six Months Ended June 30,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	19,367	$3,406	21,847	$3,532
15-year or less, amortizing fixed-rate	1,869	166	2,476	220
Adjustable-rate	286	46	430	63
Other	1,093	138	1,735	236
Total single-family	22,615	3,756	26,488	4,051
Multifamily	—	—	6	33
Total TDRs	22,615	$3,756	26,494	$4,084

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

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

	For the Three Months Ended June 30,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	5,398	$1,066	3,913	$594
15-year or less, amortizing fixed-rate	35	3	119	10
Adjustable-rate	5	1	15	2
Other	548	94	499	81
Total single-family	5,986	1,164	4,546	687
Multifamily	2	14	1	6
Total TDRs that subsequently defaulted	5,988	$1,178	4,547	$693

	For the Six Months Ended June 30,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	8,573	$1,587	8,289	$1,258
15-year or less, amortizing fixed-rate	85	6	251	18
Adjustable-rate	12	2	23	3
Other	875	145	1,142	185
Total single-family	9,545	1,740	9,705	1,464
Multifamily	4	16	1	6
Total TDRs that subsequently defaulted	9,549	$1,756	9,706	$1,470

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Nonaccrual Loans
The table below displays the forgone interest and the accrued interest receivable written off through the reversal of interest income for loans. For updates to our application of our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic, see “Note 1, Summary of Significant Accounting Policies.”

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	(Dollars in millions)
Single-family:
Total forgone interest(1)	$246	$420
Accrued interest receivable written off through the reversal of interest income	45	132

Multifamily:
Total forgone interest(1)	$3	$3
Accrued interest receivable written off through the reversal of interest income	2	2
(1)For loans on nonaccrual status held as of period end, represents the amount of interest income we did not recognize but would have recognized if the loans had performed in accordance with their original contractual terms.
The table below includes the amortized cost of and interest income on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of
	June 30, 2020	March 31, 2020	December 31, 2019	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	Amortized Cost			Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$23,783	$23,212	$23,427	$75	$221
15-year or less, amortizing fixed-rate	844	856	858	2	6
Adjustable-rate	275	279	288	1	2
Other	2,851	2,827	2,973	10	27
Total single-family	27,753	27,174	27,546	88	256
Multifamily	316	91	435	—	1
Total	$28,069	$27,265	$27,981	$88	$257
(1)Single-family interest income recognized includes payments received while the loans were performing as well as while on nonaccrual status, for loans held as of period end. Multifamily interest income recognized includes amounts accrued while the loans were performing and the amortization of any deferred cost basis adjustments, for nonaccrual loans held as of the end of each period.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

Individually Impaired Loans
Prior to the adoption of the CECL standard, we recorded a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans. Individually impaired loans include TDRs, acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest, excluding loans classified as HFS and loans for which we have elected the fair value option. The following tables display the unpaid principal balance, total amortized cost, related allowance as of December 31, 2019 and average amortized cost, total interest income recognized, and interest income recognized on a cash basis for individually impaired loans for the three and six months ended June 30, 2019.

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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended June 30, 2019
	Average Amortized Cost	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
20- and 30-year or more, amortizing fixed-rate	$72,782	$762	$71
15-year or less, amortizing fixed-rate	1,250	11	1
Adjustable-rate	130	1	—
Other	18,139	189	14
Total single-family	92,301	963	86
Multifamily	321	3	—
Total individually impaired loans with related allowance recorded	92,622	966	86
With no related allowance recorded:(1)
Single-family:
20- and 30-year or more, amortizing fixed-rate	14,803	241	34
15-year or less, amortizing fixed-rate	308	4	1
Adjustable-rate	359	4	1
Other	2,870	55	6
Total single-family	18,340	304	42
Multifamily	397	6	—
Total individually impaired loans with no related allowance recorded	18,737	310	42
Total individually impaired loans	$111,359	$1,276	$128

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30, 2019
	Average Amortized Cost	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
20- and 30-year or more, amortizing fixed-rate	$74,478	$1,566	$149
15-year or less, amortizing fixed-rate	1,286	22	2
Adjustable-rate	124	3	—
Other	18,999	393	30
Total single-family	94,887	1,984	181
Multifamily	279	5	—
Total individually impaired loans with related allowance recorded	95,166	1,989	181
With no related allowance recorded:(1)
Single-family:
20- and 30-year or more, amortizing fixed-rate	14,640	453	61
15-year or less, amortizing fixed-rate	313	7	2
Adjustable-rate	379	9	1
Other	2,934	103	9
Total single-family	18,266	572	73
Multifamily	380	8	—
Total individually impaired loans with no related allowance recorded	18,646	580	73
Total individually impaired loans	$113,812	$2,569	$254
(1) The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	95

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

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(12,070)	$(8,759)
Transition impact of the adoption of the CECL standard	—	(1,229)
Benefit (provision) for loan losses	389	(1,788)
Write-offs	46	116
Recoveries	(3)	(6)
Other	40	68
Ending Balance	$(11,598)	$(11,598)
Multifamily allowance for loan losses:
Beginning balance	$(1,139)	$(257)
Transition impact of the adoption of the CECL standard	—	(493)
Provision for loan losses	(228)	(635)
Write-offs	(1)	18
Recoveries	—	(1)
Ending Balance	$(1,368)	$(1,368)
Total allowance for loan losses:
Beginning balance	$(13,209)	$(9,016)
Transition impact of the adoption of the CECL standard	—	(1,722)
Benefit (provision) for loan losses	161	(2,423)
Write-offs	45	134
Recoveries	(3)	(7)
Other	40	68
Ending Balance	$(12,966)	$(12,966)
Our benefit (provision) for loan losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearance and loan modifications, the volume of foreclosures completed, and the redesignation of loans from HFI to HFS.
Estimating the impact of the COVID-19 pandemic on our expected credit loss reserves required significant management judgment as we continue to observe uncertainty in our economic forecast caused by elevated levels of unemployment, the impact of fiscal stimulus, and variability surrounding the continued spread of COVID-19; thereby impacting projected borrower behavior. We applied management judgment in estimating the number of single-family borrowers who will receive forbearance and any resulting repayment plans, deferrals, or loan modifications that will be provided once the forbearance period ends. Under our CECL methodology, depending on the type of loan modification granted, loss severity estimates vary. Our provision can also be impacted by updates to the models, assumptions, and data used in determining our allowance for loan losses.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
The primary factors that impacted our single-family benefit (provision) for loan losses for the three and six months ended June 30, 2020 were:
•Expected loan losses as a result of the COVID-19 pandemic, which includes adjustments to modeled results. In the first quarter of 2020, the rapidly changing conditions as a result of the unprecedented COVID-19 pandemic caused us to believe our model used to estimate single-family credit losses does not capture the entirety of losses we expect to incur relating to COVID-19, which includes our expectations surrounding loan forbearance and borrower behavior once the forbearance period ends. As a result, management used its judgment to significantly increase the loss projections developed by our credit loss model in the first quarter of 2020, contributing to the provision for loan losses for the six months ended June 30, 2020.
During the second quarter of 2020 our credit loss model consumed data from the initial months of the pandemic, including loan delinquencies, updated profile data for loans in forbearance, and an updated home price forecast. As more of this data was consumed by our credit loss model, we reduced our non-modeled adjustment. However, management continued to apply its judgment and supplement model results as of June 30, 2020, taking into account uncertainty regarding the type and extent of loss mitigation that may be needed when loans complete their forbearance period and the continued high degree of uncertainty regarding the future course of the pandemic and its effect on the economy, including the continued availability of fiscal stimulus to support borrowers.
For the second quarter of 2020, our estimate of expected losses due to the pandemic, which includes both modeled and non-modeled adjustments, remained relatively flat compared with the first quarter. A reduction in overall expected forbearance volumes was offset by a weaker credit profile for loans entering forbearance. Furthermore, the positive impact of higher-than-initially-expected borrower prepayment activity was offset by heightened uncertainty as noted above.
•Changes in our expectations for home price growth. In the first quarter, we significantly reduced our expectations for home price growth to near-zero for 2020, which contributed to our provision for loan losses for the period. However, the negative impact from the first quarter was partially reduced in the second quarter as we revised our home price forecast to reflect an increase in home price appreciation on a national basis for 2020 based on strong home sales data for the period. This improvement in the 2020 home price forecast was partially offset by our updated long-term projected home price growth estimate, which was lowered as a result of a longer projected economic recovery period. Higher home prices decrease the likelihood that loans will default and decrease the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately decreases our loss reserves and provision for loan losses. Conversely, lower home prices increase the likelihood that loans will default, thereby increasing loss reserves and provision for loan losses.
•Credit benefit from lower actual and projected mortgage interest rates. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for loan losses.
The primary factor that contributed to a decrease in single-family write-offs for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019 was a reduction in the number of reperforming loans redesignated from HFI to HFS.
The multifamily provision for loan losses for the three and six months ended June 30, 2020 was primarily driven by:
•Actual and projected economic data and expected loan losses as a result of the COVID-19 pandemic. Similar to the single-family provision for loan losses discussed above, we believe our model used to estimate multifamily loan losses as of June 30, 2020 does not capture the entirety of losses we expect to incur relating to COVID-19. As a result, management used its judgment to increase the loss projections developed by our credit loss model to reflect our current expectations relating to the impact of the pandemic. Accordingly, our multifamily provision for loan losses was primarily driven by elevated unemployment rates compared with pre-COVID-19 levels. We expect higher unemployment rates will reduce the operating income of multifamily properties in the near term, resulting in an increase in the number of loans in forbearance. Additionally, property values are expected to decrease, increasing the probability of loan defaults.
In the second quarter, we increased our expected loan losses as a result of significant economic uncertainty and worsened forecasted capitalization rates. We also increased our expected loan losses on senior housing loans to reflect that these properties have been disproportionately impacted by the pandemic, which has resulted in increased operating expenses and has limited these borrowers’ ability to attract new tenants. These increases in expected loan losses were partially offset by a reduction in our overall estimated forbearance volumes and lower actual and projected interest rates. In developing these adjustments, management considered the current credit risk profile of our multifamily loan book of business, as well as relevant historical credit loss experience during rare or stressful economic environments.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	97

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

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(12,985)	$(13,969)
Benefit (provision) for loan losses	1,239	1,886
Write-offs	558	939
Recoveries	(15)	(60)
Other	(7)	(6)
Ending Balance	$(11,210)	$(11,210)
Multifamily allowance for loan losses:
Beginning balance	$(247)	$(234)
Benefit (provision) for loan losses	(27)	(40)
Write-offs	4	4
Recoveries	(2)	(2)
Ending Balance	$(272)	$(272)
Total allowance for loan losses:
Beginning balance	$(13,232)	$(14,203)
Benefit (provision) for loan losses	1,212	1,846
Write-offs	562	943
Recoveries	(17)	(62)
Other	(7)	(6)
Ending Balance	$(11,482)	$(11,482)

	As of December 31, 2019
	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans	$(8,175)	$(45)	$(8,220)
Collectively reserved loans	(584)	(212)	(796)
Total allowance for loan losses	$(8,759)	$(257)	$(9,016)
Amortized cost in loans by segment:
Individually impaired loans	$97,196	$680	$97,876
Collectively reserved loans	2,909,115	329,938	3,239,053
Total amortized cost in loans	$3,006,311	$330,618	$3,336,929

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	98

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

	As of
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$7,053	$3,424
Other agency(1)	3,122	4,490
Private-label and other mortgage securities	459	629
Total mortgage-related securities (includes $829 million and $896 million, respectively, related to consolidated trusts)	10,634	8,543
Non-mortgage-related securities:
U.S. Treasury securities	96,037	39,501
Other securities	73	79
Total non-mortgage-related securities	96,110	39,580
Total trading securities	$106,744	$48,123
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
The following table displays information about our net trading gains.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
	(Dollars in millions)
Net trading gains	$135	$183	$782	$275
Net trading gains recognized in the period related to securities still held at period end	70	147	525	227
Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. We define the amortized cost basis of our AFS securities as unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments. Pursuant to the CECL standard, we record an allowance for credit losses for AFS securities that reflects the impairment for credit losses, which are limited to the amount that fair value is less than the amortized cost. Impairment due to non-credit losses are recorded as unrealized losses within other comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of June 30, 2020
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,296	$—	$112	$(14)	$1,394
Other agency(2)	161	—	19	—	180
Alt-A and subprime private-label securities	4	—	3	—	7
Mortgage revenue bonds	272	(3)	9	—	278
Other mortgage-related securities	257	—	4	—	261
Total	$1,990	$(3)	$147	$(14)	$2,120

	As of December 31, 2019
	Total Amortized Cost(1)(3)	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,445	$85	$(10)	$1,520
Other agency(2)	183	15	—	198
Alt-A and subprime private-label securities	34	23	—	57
Mortgage revenue bonds	309	9	(3)	315
Other mortgage-related securities	310	5	(1)	314
Total	$2,281	$137	$(14)	$2,404
(1)We exclude from amortized cost and fair value accrued interest of $8 million and $10 million as of June 30, 2020 and December 31, 2019, respectively, which we record in “Other assets” in our condensed consolidated balance sheets.
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
Non-Agency Mortgage-Related Securities
As of June 30, 2020, substantially all of our non-agency mortgage-related securities were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of June 30, 2020
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$74	$(12)	$92
Mortgage revenue bonds	—	—	—	—
Other mortgage-related securities	—	—	—	—
Total	$(2)	$74	$(12)	$92

	As of December 31, 2019
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(10)	$337
Mortgage revenue bonds	—	—	(3)	3
Other mortgage-related securities	(1)	130	—	—
Total	$(1)	$130	$(13)	$340
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
	(Dollars in millions)
Gross realized gains	$9	$110	$30	$171
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	71	245	121	376
The following tables display net unrealized gains on AFS securities and other amounts accumulated within our accumulated other comprehensive income, net of tax.

As of
June 30, 2020
(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$104
Other	29
Accumulated other comprehensive income	$133

As of
December 31, 2019
(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$97
Other	34
Accumulated other comprehensive income	$131
Prior to our adoption of the CECL standard on January 1, 2020, we evaluated AFS securities for other-than-temporary impairment. The balance of the unrealized credit-loss component of AFS securities held by us and recognized in our consolidated statements of operations and comprehensive income was $36 million as of December 31, 2019.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	101

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

	As of June 30, 2020
	Total Carrying Amount (1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value
	(Dollars in millions)
Fannie Mae	$1,296	$1,394	$—	$—	$12	$13	$93	$105	$1,191	$1,276
Other agency	161	180	—	—	14	15	22	24	125	141
Alt-A and subprime private-label securities	4	7	—	—	—	—	3	3	1	4
Mortgage revenue bonds	269	278	2	2	31	33	24	25	212	218
Other mortgage-related securities	257	261	—	—	—	—	21	23	236	238
Total	$1,987	$2,120	$2	$2	$57	$61	$163	$180	$1,765	$1,877
(1) Net carrying amount consists of book value, net of allowance for credit losses on AFS debt securities.
6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The maximum remaining contractual term of our guarantees is 32 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. With our adoption of the CECL standard on January 1, 2020, we measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. When we began issuing UMBS in June 2019, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. As such, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $101.4 billion and $50.1 billion as of June 30, 2020 and December 31, 2019, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2020			December 31, 2019
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$5,167	$18	$4,939	$5,801	$26	$5,545
Other guaranty arrangements(2)	12,163	115	2,455	12,670	128	2,553
Total	$17,330	$133	$7,394	$18,471	$154	$8,098
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 10, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	June 30, 2020		December 31, 2019
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$—	—%	$478	1.67%
Short-term debt of Fannie Mae	42,250	0.28	26,662	1.56
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day, reported as “Other liabilities” in our condensed consolidated balance sheets.
Intraday Lines of Credit
We use secured intraday funding lines of credit provided by large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. The lines of credit under these facilities was up to $20.0 billion as of June 30, 2020 and $15.0 billion as of December 31, 2019.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2020			December 31, 2019
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2020 - 2030	$91,587	2.53%	2020 - 2030	$86,114	2.66%
Medium-term notes(2)	2020 - 2027	19,263	1.26	2020 - 2026	32,590	1.57
Other(3)	2020 - 2038	3,736	6.10	2020 - 2038	5,254	5.01
Total senior fixed		114,586	2.44		123,958	2.47
Senior floating:
Medium-term notes(2)	2020 - 2022	100,556	0.34	2020 - 2021	9,774	1.66
Connecticut Avenue Securities(4)	2023 - 2031	17,789	4.31	2023 - 2031	21,424	5.61
Other(5)	2037	433	5.09	2020 - 2037	398	6.27
Total senior floating		118,778	0.95		31,596	4.40
Secured borrowings(6)	2021 - 2022	23	2.80	2021 - 2022	31	2.31
Total long-term debt of Fannie Mae(7)		233,387	1.68		155,585	2.86
Debt of consolidated trusts	2020 - 2059	3,444,338	2.34	2020 - 2059	3,285,139	2.78
Total long-term debt		$3,677,725	2.30%		$3,440,724	2.78%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.
(3)Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	103

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
(7)Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $430 million and $2 million as of June 30, 2020 and December 31, 2019, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of June 30, 2020				As of December 31, 2019
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$98,953	$—	$28,553	$(1,747)	$41,052	$—	$29,178	$(970)
Receive-fixed	131,314	1,143	4,851	(3)	73,579	816	26,382	(62)
Basis	250	222	—	—	273	149	—	—
Foreign currency	215	32	217	(91)	229	39	232	(65)
Swaptions:
Pay-fixed	4,600	6	5,875	(340)	4,600	18	6,375	(219)
Receive-fixed	6,625	648	350	(134)	2,875	106	4,600	(232)
Futures(1)	15,982	—	—	—	20,507	—	—	—
Total gross risk management derivatives	257,939	2,051	39,846	(2,315)	143,115	1,128	66,767	(1,548)
Accrued interest receivable (payable)	—	109	—	(193)	—	226	—	(250)
Netting adjustment(2)	—	(2,108)	—	2,396	—	(1,288)	—	1,694
Total net risk management derivatives	$257,939	$52	$39,846	$(112)	$143,115	$66	$66,767	$(104)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$41,032	$175	$1,141	$(1)	$7,115	$15	$1,787	$(1)
Forward contracts to purchase mortgage-related securities	106,225	571	13,080	(21)	55,531	137	9,560	(28)
Forward contracts to sell mortgage-related securities	12,131	21	212,592	(1,202)	9,282	13	109,066	(277)
Total mortgage commitment derivatives	159,388	767	226,813	(1,224)	71,928	165	120,413	(306)
Credit enhancement derivatives	24,334	85	11,159	(44)	28,432	40	9,486	(25)
Derivatives at fair value	$441,661	$904	$277,818	$(1,380)	$243,475	$271	$196,666	$(435)
(1)Futures have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.2 billion and $1.0 billion as of June 30, 2020 and December 31, 2019, respectively. Cash collateral received was $906 million and $635 million as of June 30, 2020 and December 31, 2019, respectively.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(94)	$(2,164)	$(4,123)	$(3,499)
Receive-fixed	191	1,884	3,534	3,165
Basis	17	27	73	51
Foreign currency	4	(17)	(34)	2
Swaptions:
Pay-fixed	(13)	(143)	(161)	(320)
Receive-fixed	25	93	657	100
Futures	(4)	195	(75)	254
Net contractual interest expense on interest-rate swaps	(64)	(242)	(170)	(508)
Total risk management derivatives fair value gains (losses), net	62	(367)	(299)	(755)
Mortgage commitment derivatives fair value losses, net	(662)	(469)	(1,655)	(769)
Credit enhancement derivatives fair value gains (losses), net	31	(17)	20	(24)
Total derivatives fair value losses, net	$(569)	$(853)	$(1,934)	$(1,548)
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of June 30, 2020 and December 31, 2019.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Segment Reporting

9.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations.
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
The following tables display our segment results.

	For the Three Months Ended June 30,
	2020			2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$4,939	$838	$5,777	$4,419	$808	$5,227
Fee and other income(2)	71	19	90	88	25	113
Net revenues	5,010	857	5,867	4,507	833	5,340
Investment gains, net(3)	96	53	149	417	44	461
Fair value gains (losses), net(4)	(1,030)	12	(1,018)	(758)	4	(754)
Administrative expenses	(625)	(129)	(754)	(634)	(110)	(744)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	219	(231)	(12)	1,252	(27)	1,225
Foreclosed property expense	(3)	(7)	(10)	(126)	(2)	(128)
Total credit-related income (expense)	216	(238)	(22)	1,126	(29)	1,097
TCCA fees(6)	(660)	—	(660)	(600)	—	(600)
Credit enhancement expense(7)	(307)	(53)	(360)	(229)	(47)	(276)
Change in expected credit enhancement recoveries(8)	208	65	273	—	—	—
Other expenses, net	(252)	(9)	(261)	(189)	(14)	(203)
Income before federal income taxes	2,656	558	3,214	3,640	681	4,321
Provision for federal income taxes	(556)	(113)	(669)	(769)	(120)	(889)
Net income	$2,100	$445	$2,545	$2,871	$561	$3,432

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Segment Reporting

	For the Six Months Ended June 30,
	2020			2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$9,480	$1,644	$11,124	$8,458	$1,565	$10,023
Fee and other income(2)	165	45	210	194	53	247
Net revenues	9,645	1,689	11,334	8,652	1,618	10,270
Investment gains (losses), net(3)	(56)	47	(9)	511	83	594
Fair value gains (losses), net(4)	(1,490)	196	(1,294)	(1,645)	60	(1,585)
Administrative expenses	(1,254)	(249)	(1,503)	(1,265)	(223)	(1,488)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	(1,953)	(642)	(2,595)	1,913	(38)	1,875
Foreclosed property income (expense)	(81)	(9)	(90)	(269)	1	(268)
Total credit-related income (expense)	(2,034)	(651)	(2,685)	1,644	(37)	1,607
TCCA fees(6)	(1,297)	—	(1,297)	(1,193)	—	(1,193)
Credit enhancement expense(7)	(623)	(113)	(736)	(399)	(93)	(492)
Change in expected credit enhancement recoveries(8)	266	195	461	—	—	—
Other expenses, net	(415)	(64)	(479)	(356)	(9)	(365)
Income before federal income taxes	2,742	1,050	3,792	5,949	1,399	7,348
Provision for federal income taxes	(574)	(212)	(786)	(1,253)	(263)	(1,516)
Net income	$2,168	$838	$3,006	$4,696	$1,136	$5,832
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
(2)Single-Family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of fees associated with Multifamily business activities.
(3)Single-Family investment gains and losses primarily consist of gains and losses on the sale of mortgage assets. Multifamily investment gains and losses primarily consists of gains and losses on resecuritization activity.
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
(5)Credit-related income or expense is based on the guaranty book of business of the respective business segment and consists of the applicable segment’s benefit or provision for credit losses and foreclosed property income or expense on loans underlying the segment’s guaranty book of business. The presentation of our credit-related income or expense for the three and six months ended June 30, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(6)Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.
(7)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which include primarily costs associated with our CIRT, CAS and EPMI programs. Multifamily credit enhancement expense primarily consists of costs associated with our MCIRT and MCAS programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(8)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs as well as certain lender risk-sharing arrangements, including our multifamily DUS program. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	108

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
We report the delinquency status of our single-family and multifamily guaranty book of business below. We report loans receiving COVID-19-related payment forbearance as delinquent according to the contractual terms of the loans.
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

	As of
	June 30, 2020			December 31, 2019
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	1.45%	1.85%	3.04%	1.07%	0.29%	0.59%
Percentage of single-family conventional loans based on loan count	1.47	1.60	2.65	1.27	0.35	0.66

	As of
	June 30, 2020		December 31, 2019
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	18.12%	*	10.14%
Geographical distribution:
California	19%	2.54	19%	0.32
Florida	6	3.98	6	0.84
Illinois	4	2.71	4	0.91
New Jersey	3	4.81	3	1.13
New York	5	4.96	5	1.18
All other states	63	2.30	63	0.64
Product distribution:
Alt-A	1	8.07	2	2.95
Vintages:
2004 and prior	2	5.00	2	2.48
2005-2008	3	8.37	4	4.11
2009-2020	95	2.21	94	0.35
* Represents less than 0.5% of single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2020 or December 31, 2019.
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

	As of
	June 30, 2020(1)		December 31, 2019(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.32%	1.00%	0.02%	0.04%

	As of
	June 30, 2020		December 31, 2019
	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Percentage Seriously Delinquent(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.39%	1%	—%
Less than or equal to 80%	99	1.01	99	0.04
Current DSCR below 1.0(4)	2	22.91	2	0.48
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
(4)Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer. As a result, the financial statements we have received from borrowers to date have largely not reflected the impact of COVID-19. For certain properties, we do not receive updated financial information.
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

	As of
	June 30, 2020		December 31, 2019
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$165,871		$162,855
Pool mortgage insurance	301		339
Total mortgage insurance risk in force	$166,172	5%	$163,194	6%

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

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

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	June 30, 2020	December 31, 2019

Counterparty:(1)
Arch Capital Group Ltd.	22%	23%
Radian Guaranty, Inc.	20	20
Mortgage Guaranty Insurance Corp.	18	18
Genworth Mortgage Insurance Corp.(2)	16	15
Essent Guaranty, Inc.	14	14
Others	10	10
Total	100%	100%
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
Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (”RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $2.9 billion, or 2%, of the risk-in-force mortgage insurance coverage of our single-family conventional guaranty book of business as of June 30, 2020.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of June 30, 2020 and December 31, 2019, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $2.0 billion and $410 million, respectively.
As of June 30, 2020 and December 31, 2019, we had outstanding receivables of $578 million and $654 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of June 30, 2020 and December 31, 2019, we assessed these outstanding

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	111

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

receivables for collectability, and established a valuation allowance of $500 million and $541 million, respectively, which reduced our claim receivable to the amount considered probable of collection.
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

	Percentage of Single-Family Guaranty Book of Business
	As of
	June 30, 2020	December 31, 2019
Wells Fargo Bank, N.A. (together with its affiliates)	16%	17%
Remaining top five depository servicers	13	15
Top five non-depository servicers	27	27
Total	56%	59%
Compared with depository financial institutions, our non-depository servicers pose additional risks because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight as depository financial institutions.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business based on unpaid principal balance.

	Percentage of Multifamily Guaranty Book of Business
	As of
	June 30, 2020	December 31, 2019
Wells Fargo Bank, N.A. (together with its affiliates)	13%	13%
Walker & Dunlop, Inc.	12	12
Remaining top five servicers	23	23
Total	48%	48%
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	112

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

	As of June 30, 2020
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,160	$(2,156)	$4		$—	$—	$4
Cleared risk management derivatives	—	48	48		—	—	48
Mortgage commitment derivatives	767	—	767		(268)	(28)	471
Total derivative assets	2,927	(2,108)	819	(4)	(268)	(28)	523
Securities purchased under agreements to resell or similar arrangements(5)	38,725	—	38,725		—	(38,725)	—
Total assets	$41,652	$(2,108)	$39,544		$(268)	$(38,753)	$523
Liabilities:
OTC risk management derivatives	$(2,508)	$2,400	$(108)		$—	$—	$(108)
Cleared risk management derivatives	—	(4)	(4)		—	4	—
Mortgage commitment derivatives	(1,224)	—	(1,224)		268	934	(22)
Total derivative liabilities	(3,732)	2,396	(1,336)	(4)	268	938	(130)
Total liabilities	$(3,732)	$2,396	$(1,336)		$268	$938	$(130)

	As of December 31, 2019
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$1,354	$(1,334)	$20		$—	$—	$20
Cleared risk management derivatives	—	46	46		—	—	46
Mortgage commitment derivatives	165	—	165		(101)	(1)	63
Total derivative assets	1,519	(1,288)	231	(4)	(101)	(1)	129
Securities purchased under agreements to resell or similar arrangements(5)	24,928	—	24,928		—	(24,928)	—
Total assets	$26,447	$(1,288)	$25,159		$(101)	$(24,929)	$129
Liabilities:
OTC risk management derivatives	$(1,798)	$1,695	$(103)		$—	$—	$(103)
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(306)	—	(306)		101	181	(24)
Total derivative liabilities	(2,104)	1,694	(410)	(4)	101	182	(127)
Securities sold under agreements to repurchase or similar arrangements	(478)	—	(478)		—	475	(3)
Total liabilities	$(2,582)	$1,694	$(888)		$101	$657	$(130)

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

(1)Represents the effect of the right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received and accrued interest.
(2)Mortgage commitment derivative amounts reflect where we have recognized both an asset and a liability with the same counterparty under an enforceable master netting arrangement but we have not elected to offset the related amounts in our condensed consolidated balance sheets.
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $4.9 billion and $2.3 billion as of June 30, 2020 and December 31, 2019, respectively. The fair value of non-cash collateral received was $38.7 billion and $24.7 billion, of which $38.0 billion and $23.8 billion could be sold or repledged as of June 30, 2020 and December 31, 2019, respectively. None of the underlying collateral was sold or repledged as of June 30, 2020 or December 31, 2019.
(4)Excludes derivative assets of $85 million and $40 million as of June 30, 2020 and December 31, 2019, respectively, and derivative liabilities of $44 million and $25 million recognized in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, that are not subject to enforceable master netting arrangements.
(5)Includes $13.3 billion and $11.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	114

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$7,667	$—	$—	$—	$7,667
Trading securities:
Mortgage-related securities:
Fannie Mae	—	7,015	38	—	7,053
Other agency	—	3,122	—	—	3,122
Private-label and other mortgage securities	—	361	98	—	459
Non-mortgage-related securities:
U.S. Treasury securities	96,037	—	—	—	96,037
Other securities	—	73	—	—	73
Total trading securities	96,037	10,571	136	—	106,744
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	948	446	—	1,394
Other agency	—	180	—	—	180
Alt-A and subprime private-label securities	—	5	2	—	7
Mortgage revenue bonds	—	—	278	—	278
Other	—	7	254	—	261
Total available-for-sale securities	—	1,140	980	—	2,120
Mortgage loans	—	6,506	797	—	7,303
Other assets:
Risk management derivatives:
Swaps	—	1,277	229	—	1,506
Swaptions	—	654	—	—	654
Netting adjustment	—	—	—	(2,108)	(2,108)
Mortgage commitment derivatives	—	767	—	—	767
Credit enhancement derivatives	—	—	85	—	85
Total other assets	—	2,698	314	(2,108)	904
Total assets at fair value	$103,704	$20,915	$2,227	$(2,108)	$124,738

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$4,113	$433	$—	$4,546
Total of Fannie Mae	—	4,113	433	—	4,546
Of consolidated trusts	—	23,794	89	—	23,883
Total long-term debt	—	27,907	522	—	28,429
Other liabilities:
Risk management derivatives:
Swaps	—	2,033	1	—	2,034
Swaptions	—	474	—	—	474
Netting adjustment	—	—	—	(2,396)	(2,396)
Mortgage commitment derivatives	—	1,224	—	—	1,224
Credit enhancement derivatives	—	—	44	—	44
Total other liabilities	—	3,731	45	(2,396)	1,380
Total liabilities at fair value	$—	$31,638	$567	$(2,396)	$29,809

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	115

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	116

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020(1)
	Balance, March 31, 2020	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$—		$—	$—	$—	$—	$—	$(34)	$4	$38	$—	$—
Private-label and other mortgage securities	94	7		—	—	—	—	(3)	—	—	98	5	—
Total trading securities	$162	$7	(5)(6)	$—	$—	$—	$—	$(3)	$(34)	$4	$136	$5	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$188	$—		$(4)	$—	$—	$—	$(2)	$—	$264	$446	$—	$(3)
Alt-A and subprime private-label securities	—	—		—	—	—	—	—	—	2	2	—	—
Mortgage revenue bonds	296	—		1	—	—	—	(19)	—	—	278	—	1
Other	284	(3)		—	—	—	—	(27)	—	—	254	—	—
Total available-for-sale securities	$768	$(3)	(5)(6)	$(3)	$—	$—	$—	$(48)	$—	$266	$980	$—	$(2)

Mortgage loans	$638	$15	(5)(6)	$—	$—	$—	$—	$(25)	$(21)	$190	$797	$12	$—
Net derivatives	217	49	(5)	—	—	—	—	3	—	—	269	52	—
Long-term debt:
Of Fannie Mae:
Senior floating	(432)	(24)	(5)	—	—	—	—	23	—	—	(433)	(24)	—
Of consolidated trusts	(83)	(3)	(5)(6)	—	—	—	—	4	1	(8)	(89)	(2)	—
Total long-term debt	$(515)	$(27)		$—	$—	$—	$—	$27	$1	$(8)	$(522)	$(26)	$—

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	117

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020(1)
	Balance, December 31, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$45	$(9)		$—	$—	$—	$—	$—	$(45)	$47	$38	$(8)	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Private-label and other mortgage securities	—	7		—	—	—	—	(3)	—	94	98	—	—
Total trading securities	$46	$(2)	(5)(6)	$—	$—	$—	$—	$(3)	$(46)	$141	$136	$(8)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$171	$—		$—	$—	$—	$—	$(3)	$—	$278	$446	$—	$—
Alt-A and subprime private-label securities	—	—		—	—	—	—	—	—	2	2	—	—
Mortgage revenue bonds	315	(3)		3	74	(74)	—	(37)	—	—	278	—	5
Other	306	(14)		(1)	268	(268)	—	(37)	—	—	254	—	(1)
Total available-for-sale securities	$792	$(17)	(6)(7)	$2	$342	$(342)	$—	$(77)	$—	$280	$980	$—	$4

Mortgage loans	$688	$(9)	(5)(6)	$—	$—	$—	$—	$(54)	$(44)	$216	$797	$(14)	$—
Net derivatives	162	90	(5)	—	—	—	—	(1)	18	—	269	96	—
Long-term debt:
Of Fannie Mae:
Senior floating	(398)	(58)	(5)	—	—	—	—	23	—	—	(433)	(58)	—
Of consolidated trusts	(75)	1	(5)(6)	—	—	—	—	7	1	(23)	(89)	2	—
Total long-term debt	$(473)	$(57)		$—	$—	$—	$—	$30	$1	$(23)	$(522)	$(56)	$—

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	118

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2019(1)
	Balance, March 31, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$67	$1		$—	$—	$(14)	$—	$(16)	$—	$36	$74	$2	$—
Total trading securities	$67	$1	(5)(6)	$—	$—	$(14)	$—	$(16)	$—	$36	$74	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$199	$—		$2	$—	$—	$—	$(7)	$(62)	$—	$132	$—	$3
Alt-A and subprime private-label securities	23	5		(5)	—	(23)	—	—	—	—	—	—	—
Mortgage revenue bonds	425	—		(1)	—	(4)	—	(56)	—	—	364	—	—
Other	337	5		(5)	—	—	—	(9)	(2)	—	326	—	(3)
Total available-for-sale securities	$984	$10	(6)(7)	$(9)	$—	$(27)	$—	$(72)	$(64)	$—	$822	$—	$—

Mortgage loans	$934	$17	(5)(6)	$—	$—	$(13)	$—	$(36)	$(159)	$27	$770	$14	$—
Net derivatives	203	20	(5)	—	—	—	—	(31)	(9)	—	183	18	—
Long-term debt:
Of Fannie Mae:
Senior floating	(376)	(22)	(5)	—	—	—	—	—	—	—	(398)	(22)	—
Of consolidated trusts	(224)	(1)	(5)(6)	—	—	—	—	5	120	(2)	(102)	(1)	—
Total long-term debt	$(600)	$(23)		$—	$—	$—	$—	$5	$120	$(2)	$(500)	$(23)	$—

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	119

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2019(1)
	Balance, December 31, 2018	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$32	$3		$—	$—	$(14)	$—	$(16)	$—	$69	$74	$3	$—
Private-label and other mortgage securities	1	—		—	—	—	—	(1)	—	—	—	—	—
Total trading securities	$33	$3	(5)(6)	$—	$—	$(14)	$—	$(17)	$—	$69	$74	$3	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$152	$—		$6	$—	$—	$—	$(7)	$(103)	$84	$132	$—	$5
Alt-A and subprime private-label securities	24	5		(5)	—	(23)	—	(1)	—	—	—	—	—
Mortgage revenue bonds	434	—		(1)	—	(4)	—	(65)	—	—	364	—	(1)
Other	342	12		(10)	—	—	—	(17)	(2)	1	326	—	(7)
Total available-for-sale securities	$952	$17	(6)(7)	$(10)	$—	$(27)	$—	$(90)	$(105)	$85	$822	$—	$(3)

Mortgage loans	$937	$31	(5)(6)	$—	$—	$(13)	$—	$(70)	$(187)	$72	$770	$22	$—
Net derivatives	194	118	(5)	—	—	—	—	(120)	(9)	—	183	24	—
Long-term debt:
Of Fannie Mae:
Senior floating	(351)	(47)	(5)	—	—	—	—	—	—	—	(398)	(47)	—
Of consolidated trusts	(201)	(4)	(5)(6)	—	—	—	—	10	169	(76)	(102)	(2)	—
Total long-term debt	$(552)	$(51)		$—	$—	$—	$—	$10	$169	$(76)	$(500)	$(49)	$—
(1)Gains (losses) included in other comprehensive loss are included in “Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes” in our condensed consolidated statements of operations and comprehensive income.
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
(5)Gains (losses) are included in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.
(6)Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	120

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

	Fair Value Measurements as of June 30, 2020
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$38	Various
Private-label securities and other mortgage securities	98	Various
Total trading securities	$136

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$388	Consensus
	58	Various
Total agency	446
Alt-A and subprime private-label securities	2	Various

Mortgage revenue bonds	186	Single Vendor	Spreads (bps)	35.0	-	318.3	92.3
	92	Various
Total mortgage revenue bonds	278
Other	220	Discounted Cash Flow	Spreads (bps)	485.0	-	510.0	497.7
	34	Various
Total other	254
Total available-for-sale securities	$980
Net derivatives	$228	Dealer Mark
	41	Various
Total net derivatives	$269

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	121

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2019
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$46	Various
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$107	Consensus
	64	Various
Total agency	171

Available-for-sale securities:
Mortgage-related securities:
Mortgage revenue bonds	$222	Single Vendor	Spreads(bps)	23.0	-	205.1	76.1
	93	Various
Total mortgage revenue bonds	315
Other	267	Discounted Cash Flow	Spreads(bps)	300.0			300.0
	39	Various
Total other	306
Total available-for-sale securities	$792
Net derivatives	$147	Dealer Mark
	15	Various
Total net derivatives	$162
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
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	122

Notes to Condensed Consolidated Financial Statements | Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of June 30, 2020 or December 31, 2019 that were measured at fair value on a nonrecurring basis. We held $15 million and $274 million in Level 2 assets as of June 30, 2020 and December 31, 2019, respectively, comprised of mortgage loans held for sale and mortgage loans held for investment that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2020 or December 31, 2019.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2020	December 31, 2019
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,311	$471
	Single Vendor	720	605
Total mortgage loans held for sale, at lower of cost or fair value		2,031	1,076

Single-family mortgage loans held for investment, at amortized cost	Internal Model	759	555
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	—	24
	Various	75	16
Total multifamily mortgage loans held for investment, at amortized cost		75	40
Acquired property, net:(1)
Single-family	Accepted Offers	105	101
	Appraisals	204	362
	Walk Forwards	186	240
	Internal Model	92	164
	Various	35	51
Total single-family		622	918
Multifamily	Various	24	9
Total nonrecurring assets at fair value		$3,511	$2,598
(1)The most commonly used techniques in our valuation of acquired property are a proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of June 30, 2020, these methodologies comprised approximately 75% of our valuations, while accepted offers comprised approximately 21% of our valuations. Based on the number of properties measured as of December 31, 2019, these methodologies comprised approximately 85% of our valuations, while accepted offers comprised approximately 12% of our valuations.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2019 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the six months ended June 30, 2020.

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	123

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

	As of June 30, 2020
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$120,224	$106,949	$13,275	$—	$—	$120,224
Federal funds sold and securities purchased under agreements to resell or similar arrangements	25,450	—	25,450	—	—	25,450
Trading securities	106,744	96,037	10,571	136	—	106,744
Available-for-sale securities	2,120	—	1,140	980	—	2,120
Mortgage loans held for sale	7,580	—	110	7,892	—	8,002
Mortgage loans held for investment, net of allowance for loan losses	3,451,755	—	3,400,773	195,726	—	3,596,499
Advances to lenders	7,983	—	7,982	1	—	7,983
Derivative assets at fair value	904	—	2,698	314	(2,108)	904
Guaranty assets and buy-ups	120	—	—	260	—	260
Total financial assets	$3,722,880	$202,986	$3,461,999	$205,309	$(2,108)	$3,868,186

Financial liabilities:
Short-term debt:
Of Fannie Mae	$42,250	$—	$42,269	$—	$—	$42,269
Long-term debt:
Of Fannie Mae	233,387	—	244,967	860	—	245,827
Of consolidated trusts	3,444,338	—	3,565,283	31,733	—	3,597,016
Derivative liabilities at fair value	1,380	—	3,731	45	(2,396)	1,380
Guaranty obligations	133	—	—	85	—	85
Total financial liabilities	$3,721,488	$—	$3,856,250	$32,723	$(2,396)	$3,886,577

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	124

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2019
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$61,407	$50,057	$11,350	$—	$—	$61,407
Federal funds sold and securities purchased under agreements to resell or similar arrangements	13,578	—	13,578	—	—	13,578
Trading securities	48,123	39,501	8,576	46	—	48,123
Available-for-sale securities	2,404	—	1,612	792	—	2,404
Mortgage loans held for sale	6,773	—	229	7,054	—	7,283
Mortgage loans held for investment, net of allowance for loan losses	3,327,389	—	3,270,535	127,650	—	3,398,185
Advances to lenders	6,453	—	6,451	2	—	6,453
Derivative liabilities at fair value	271	—	1,360	199	(1,288)	271
Guaranty assets and buy-ups	142	—	—	305	—	305
Total financial assets	$3,466,540	$89,558	$3,313,691	$136,048	$(1,288)	$3,538,009

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$478	$—	$478	$—	$—	$478
Short-term debt:
Of Fannie Mae	26,662	—	26,667	—	—	26,667
Long-term debt:
Of Fannie Mae	155,585	—	164,144	401	—	164,545
Of consolidated trusts	3,285,139	—	3,312,763	31,827	—	3,344,590
Derivative liabilities at fair value	435	—	2,092	37	(1,694)	435
Guaranty obligations	154	—	—	97	—	97
Total financial liabilities	$3,468,453	$—	$3,506,144	$32,362	$(1,694)	$3,536,812
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	125

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	June 30, 2020			December 31, 2019
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$7,303	$4,546	$23,883	$7,825	$5,687	$21,880
Unpaid principal balance	6,906	4,466	20,777	7,514	5,200	19,653
(1)Includes nonaccrual loans with a fair value of $139 million and $129 million as of June 30, 2020 and December 31, 2019, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2020 and December 31, 2019 was $19 million and $11 million, respectively. Includes loans that are 90 days or more past due with a fair value of $232 million and $80 million as of June 30, 2020 and December 31, 2019, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2020 and December 31, 2019 was $34 million and $10 million, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $10 million and gains of $141 million for the three and six months ended June 30, 2020, respectively, and gains of $126 million and $239 million for the three and six months ended June 30, 2019, respectively, from changes in the fair value of loans recorded at fair value in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $574 million and $312 million for the three and six months ended June 30, 2020 respectively, and losses of $222 million and $552 million for the three and six months ended June 30, 2019, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	126

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

Fannie Mae (In conservatorship) Second Quarter 2020 Form 10-Q	127

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2020, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2020 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2020 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2020 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2020 and as of the date of filing this report:
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

Fannie Mae Second Quarter 2020 Form 10-Q	128

Controls and Procedures

Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2020 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2020 (“Second Quarter 2020 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2020 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Second Quarter 2020 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2020 Form 10-Q and had no objection to our filing the Second Quarter 2020 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting from March 31, 2020 through June 30, 2020 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae Second Quarter 2020 Form 10-Q	129

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2019 Form 10-K and our First Quarter 2020 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. Some of the lawsuits also challenge the constitutionality of FHFA’s structure. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending after March 31, 2020 are as follows:
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
Southern District of Texas (Collins v. Mnuchin). On October 20, 2016, preferred and common stockholders filed a complaint against FHFA and Treasury in the U.S. District Court for the Southern District of Texas. On May 22, 2017, the court dismissed the case. On September 6, 2019, the U.S. Court of Appeals for the Fifth Circuit, sitting en banc, affirmed the district court’s dismissal of claims against Treasury, but reversed the dismissal of claims against FHFA. The court held that plaintiffs could pursue their claim that FHFA exceeded its statutory powers as conservator when it implemented the net worth sweep provisions of the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act that insulates the FHFA Director from removal without cause violates constitutional separation of powers principles and, thus, that the FHFA Director may be removed by the president for any reason. The court held that the appropriate remedy for this violation is to declare the provision severed from the statute. Both the plaintiffs and the government filed petitions with the Supreme Court seeking review of the Fifth Circuit’s decision. The Supreme Court granted those petitions on July 9, 2020 and will review the case.
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

Fannie Mae Second Quarter 2020 Form 10-Q	130

Other Information

Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018.
U.S. Court of Federal Claims. Numerous cases are pending against the United States in the U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in four of these cases: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; Perry Capital LLC v. United States of America, filed on August 15, 2018; and Fairholme Funds Inc. v. United States, which was originally filed on July 9, 2013, and amended publicly to include Fannie Mae as a nominal defendant on October 2, 2018. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter, Perry Capital and Fairholme Funds plaintiffs are pursing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. The Perry Capital and Fairholme Funds plaintiffs allege similar breach of contract claims, as well as direct and derivative breach of fiduciary duty claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter, Perry Capital and Fairholme Funds seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher, Rafter and Fairholme Funds cases on August 1, 2018. On December 6, 2019, the court entered an order in the Fairholme Funds case that granted the government’s motion to dismiss all the direct claims but denied the motion as to all of the derivative claims brought on behalf of Fannie Mae. On June 18, 2020, the U.S. Court of Appeals for the Federal Circuit agreed to hear the appeal of the court’s December 6, 2019 order. In the Fisher case, the court denied the government’s motion to dismiss on May 8, 2020 and certified the case for appeal on June 11, 2020.
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
The COVID-19 pandemic has adversely affected our business, financial results and financial condition, and we expect that it will continue to do so. The adverse impact of the COVID-19 pandemic on our business, financial results and financial condition could be materially greater than we currently anticipate.
The COVID-19 pandemic caused substantial financial market volatility and has significantly adversely affected both the U.S. and global economies. While state and local governments throughout the country have taken steps to re-open their economies, lifting shut-down and stay-at-home orders to varying degrees, a number of states and local governments are slowing or pausing their re-openings, or imposing new shut-down orders, as the daily number of new cases of COVID-19 has continued to reach new highs. The extensive shutdowns and other reductions in business activity across the country and globally, including those resulting from individuals and households seeking to avoid infection, have substantially increased unemployment from pre-pandemic levels.
The disruption caused by the pandemic differs from previous economic downturns because of the high level of uncertainty related to the health and safety of consumers and workers. We expect the path and timing of economic recovery will be impacted by the rate of new COVID-19 cases and the associated mortality rates. We believe that economic recovery depends on the stable return of consumer spending, increased business activity, and a reduction in unemployment, all of which impact the ability of borrowers and renters to make their monthly payments. The federal government has taken many actions to reduce the negative economic impact of the pandemic, including providing direct funding to affected households and businesses, as described in “Executive Summary—COVID-19 Impact—Economic Impact.” Absent additional government action, some of these programs are ending, including the $600 weekly addition to unemployment benefits, which expires at the end of July. The ultimate impact of these programs expiring and the extent to which existing and future government actions will mitigate the negative impacts of COVID-19 on the U.S. economy and our business is unclear. The pandemic resulted in a contraction in U.S. GDP for the first half of 2020 and could result in future declines in or a sustained drop in the level of U.S. economic activity. We expect the impact of the COVID-19 pandemic to continue to negatively affect our financial results and our returns on capital under FHFA’s conservatorship capital requirements. We expect the pandemic to contribute to lower net income in 2020 than in 2019. We could have a net loss in one or more future periods or possibly could have a net worth deficit that requires a draw from Treasury under the senior preferred stock purchase agreement.
Our current forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially. It is difficult to assess or predict the impact of this unprecedented event on our business,

Fannie Mae Second Quarter 2020 Form 10-Q	131

Other Information

financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of COVID-19 outbreaks; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; the extent to which consumers, workers and families feel safe resuming business activities and school; the nature and extent of the forbearance, modification, and other loss mitigation options borrowers affected by the pandemic obtain from us; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the pandemic. While we are unable to predict the future course of these events or their longer-term effects on our business, key areas we have identified where the COVID-19 pandemic is negatively affecting or may negatively affect our business, financial results and financial condition are described below:
•Increased borrower credit risk. Among other factors, income growth and unemployment levels affect borrowers’ ability to repay their mortgage loans. We expect the economic dislocation caused by the COVID-19 pandemic and resulting higher unemployment rates to result in continued higher delinquency rates and possibly in significantly higher defaults on the mortgage loans in our guaranty book of business. Because of this expectation, our credit-related expenses were substantially higher in the first half of 2020. As there is significant uncertainty associated with the impact of the COVID-19 pandemic, we may ultimately experience greater losses than we currently expect and also may have high credit-related expenses in future quarters. Moreover, at FHFA's direction and/or as required by the CARES Act, we are taking a number of actions to help borrowers affected by the COVID-19 pandemic that we expect will adversely affect our financial results and financial condition, including requiring that our servicers:
◦provide up to 12 months of forbearance to single-family borrowers impacted by COVID-19-related financial hardships who request forbearance;
◦provide up to six months of forbearance to eligible multifamily borrowers impacted by COVID-19-related financial hardships on the condition that such borrowers suspend evictions and other penalties relating to late payments during the forbearance period; and
◦suspend foreclosures and foreclosure-related activities for single-family properties (other than for vacant or abandoned properties) through at least August 31, 2020.
The CARES Act also instituted a temporary moratorium through July 25, 2020 on tenant evictions for nonpayment of rent that applied to single-family or multifamily properties that secure a mortgage loan we own or guarantee, which is likely to adversely affect the ability of some of our borrowers to make payments on their loans. We discuss the actions we have taken and their impact in more in more detail in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Our loans in forbearance generally have a weaker credit profile than our overall guaranty book of business. If a large number of borrowers cannot repay the amounts owed at the end of their forbearance plans or over time, or fail to qualify for modifications, this could result in significantly higher defaults on the mortgage loans in our guaranty book of business. Some states and localities have also implemented or are considering borrower and renter protections that are more extensive than the CARES Act requirements and our requirements. These additional protections, depending on their scope and whether and to what extent they apply to our business, could contribute to a higher number of single-family and multifamily borrowers becoming delinquent on their loans or could limit our ability to complete foreclosures.
In addition, we expect the economic dislocation resulting from the COVID-19 pandemic will likely continue to negatively affect home sales and could lead to declines in home prices and multifamily property valuations. If this occurs, it would increase the amount of our loss in the event a borrower defaults on their loan. Lower home prices and multifamily property valuations would likely also lead to deterioration in loan performance and changes in borrower behavior, and potentially prohibit some borrowers from being able to refinance their loans. The magnitude of the impact would likely vary significantly across geographic regions and based on the credit characteristics of the loans.
The COVID-19 pandemic may also affect the credit quality of our new loan acquisitions. For example, CARES Act provisions prohibiting lenders from reporting previously-current borrowers receiving COVID-19-related payment accommodations as delinquent to the credit bureaus may result in our not having accurate data on a borrower’s credit history when we are determining the eligibility of the single-family loans we acquire.
•Increased human capital and business resiliency risk. As of July 26, 2020, according to the U.S. Centers for Disease Control and Prevention, there were more than 4.2 million reported cases of COVID-19 in the United States, with over 60,000 new cases reported that day. While we have succession plans in place, they may not be effective. If a significant number of our executives or other employees, or their family members for whom they provide care, contract COVID-19 during the same time period, it could materially adversely affect our ability to manage our business, which could have a material adverse effect on our results of operations and financial condition. The risk of

Fannie Mae Second Quarter 2020 Form 10-Q	132

Other Information

executives, other employees or their family members contracting COVID-19 may increase with the resumption of business activity and the reopening of workplaces and schools.
Since mid-March, we have required nearly all of our workforce to work remotely, which we refer to as telework. In addition, nearly all of our workforce is located in a geographic region where the state or local government issued a stay-at-home order and/or closed schools. While stay-at-home orders and some closures have been lifted, depending on the course of the pandemic, they may be reinstated, and schools may continue to be closed, at least partly, when the fall semester begins. The strain on our workforce and our business operations caused by this shift in the work and home environment, our future efforts to return to the workplace with new measures in place to protect the health of our workforce, and the high level of uncertainty surrounding these issues may result in business interruptions, significantly reduced productivity and other adverse impacts on our operations. While our technological systems to date have continued to function with our workforce working remotely, this telework arrangement increases the risk of technological or cybersecurity incidents that negatively affect our business operations. This telework arrangement, as well as the risk that a significant number of employees or their family members could contract COVID-19 and our reliance on third parties for some functions, also could adversely affect our ability to maintain effective controls and procedures, which could result in material errors in our reported results or disclosures that are not complete or accurate.
•Increased counterparty credit and operational risk. The economic dislocation caused by the COVID-19 pandemic could lead to default by one or more of our institutional counterparties on their obligations to us. If a counterparty were to default on its obligations to us, it could result in significant financial losses. Counterparty defaults could also negatively impact our ability to operate our business, as we outsource some of our critical functions to third parties, such as mortgage servicing, single-family Fannie Mae MBS issuance and administration, and certain technology functions.
For the majority of loans in our single-family guaranty book of business, our Single-Family Servicing Guide has, until recently, required servicers to advance missed scheduled principal and interest payments to the MBS trusts for payment to MBS holders until the loans were purchased from the MBS trusts. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management,” effective in August 2020, our servicers’ obligations to advance these payments will end after four months of missed borrower payments, rather than continuing until the loans are purchased from the MBS trusts. Single-family servicers are also required to advance property tax and insurance payments to taxing authorities, hazard insurers and mortgage insurers. For nearly all of our multifamily guaranty book of business, when borrowers do not pay their mortgages, our Multifamily Selling and Servicing Guide requires lenders to advance the missed scheduled principal and interest payments to MBS trusts for payment to MBS holders for up to four months before they are eligible for reimbursement. If a large number of single-family or multifamily borrowers do not pay their mortgages as a result of the economic dislocation caused by the COVID-19 pandemic, our servicers may not have sufficient liquidity to advance the missed payments to MBS trusts. In such case, we would be required to make the payments, which could require us to obtain substantial additional funding. See below for a description of our increased liquidity risk.
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
As noted above, the economic dislocation caused by the COVID-19 pandemic could lead to significantly higher defaults on mortgage loans. A substantially higher level of mortgage defaults could affect our mortgage insurer counterparties' ability to fully meet their payment obligations to us.
•Increased liquidity risk. As described in “MD&A—Liquidity and Capital Management,” while market conditions improved in the second quarter of 2020, adverse market conditions in March limited our ability to issue debt with a maturity greater than two years. If market conditions deteriorate again and limit our ability to issue longer-term debt, we may need to fund longer-term assets with short-term debt, which would increase the roll-over risk on our outstanding debt.

Fannie Mae Second Quarter 2020 Form 10-Q	133

Other Information

If the financial markets experience substantial volatility in the future similar to or more intensely than earlier this year, it could significantly adversely affect the amount, mix and cost of funds we obtain, as well as our liquidity position. If we are unable to issue both short- and long-term debt securities at attractive rates and in amounts sufficient to operate our business and meet our obligations, it likely would interfere with the operation of our business and have a material adverse effect on our liquidity, results of operations, financial condition and net worth. If the COVID-19 pandemic results in a sustained market liquidity crisis, our liquidity contingency plans may be difficult or impossible to execute. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired. In this event, our alternative source of liquidity, our other investments portfolio, may not be sufficient to meet our liquidity needs.
In addition, we expect our debt funding needs to increase. We expect the impact of the COVID-19 pandemic and significantly higher rates of loan delinquencies, forbearances and other loss mitigation activity will require us to fund greater amounts of tax and insurance payments and, for loans in forbearance that back MBS trusts, principal and interest payments to the MBS trusts, after borrowers have missed four months of payments; purchases of a larger volume of delinquent loans from MBS trusts; whole loan conduit activity, which may remain at a high volume; and greater holdings of liquid assets to comply with new liquidity requirements recently issued by FHFA. Our aggregate indebtedness may not exceed $300 billion pursuant to the terms of our senior preferred stock purchase agreement with Treasury. Depending on the extent of our funding needs and the amount, if any, by which Treasury and FHFA agree to any request we make for an increase in our debt limit, our business activities and our ability to meet our objectives may be constrained.
•Increased market risk. Market dislocations relating to the COVID-19 pandemic have made it more challenging to manage our interest-rate risk. In addition, the overall decline in rates during the first half of 2020 resulted in declines in the fair value of some of the financial instruments that we mark to market through our earnings, which contributed to our fair value losses for the period. While we have not generally experienced negative interest rates in the United States, some central banks in Europe and Asia have in the past cut interest rates below zero. If the financial markets experience substantial volatility in the future similar to or more intensely than earlier this year or if U.S. interest rates decline further or fall below zero, it could further negatively affect our ability to manage our interest-rate risk and result in additional fair value losses, and negative interest rates could increase our operational risk. Furthermore, with the anticipated decline in borrower performance due to impact of the COVID-19 pandemic and increased uncertainty regarding the value of mortgage-related assets in the current environment, we may have higher investment losses in future periods relating to decreases in the fair value of our loans that are held for sale.
•Constraints on new credit risk transfer transactions. For the last several years we have used credit risk transfer transactions as an important tool to manage the credit risk of our loan acquisitions. We have also used them to reduce our overall conservatorship capital requirements. We did not enter into new credit risk transfer transactions in the second quarter of 2020 due to continuing adverse market conditions resulting from the COVID-19 pandemic. Although market conditions have improved, we currently do not have plans to engage in additional credit risk transfer transactions as we evaluate FHFA’s re-proposed capital rule, which would reduce the amount of capital relief we obtain from these transactions. We will continue to review our plans, which may be affected by our evaluation of the proposed capital rule and changes in the rule as it is finalized, our progress in meeting FHFA’s 2020 conservatorship scorecard, the strength of future market conditions, and our review of our overall business and capital plan to enable us to exit conservatorship. As a result, we may incur increased credit losses in connection with our loan acquisitions that are not covered by a credit risk transfer transaction and we expect our capital requirements to increase. See “MD&A—Legislation and Regulation” for more information on FHFA’s proposed capital rule.
•Limitations on ability to engage in reperforming and nonperforming loan sales. We suspended new sales of nonperforming and reperforming loans in the second quarter of 2020, as investor interest in purchasing these loans was severely impacted by the COVID-19 pandemic and its effects. Investor interest in purchasing reperforming loans has recently returned, and therefore we are considering resuming sales of reperforming loans. As investor interest in purchasing nonperforming loans has not returned, we do not anticipate entering into new contracts for sales of nonperforming loans in the near future. To the extent future market conditions are not favorable to sales of reperforming and nonperforming loans in our retained mortgage portfolio, we will not be able to use such sales as a way to reduce our credit risk, the size of our retained mortgage portfolio and our conservatorship capital requirements.
•Increased model and accounting estimate risk. Given the unprecedented nature and timing of the COVID-19 pandemic and its uncertain impact, we believe our model results relating to our allowance for loan losses currently cannot accurately capture the entirety of loan losses we will ultimately incur relating to COVID-19. For both the first and second quarters of 2020, management used its judgment to adjust loss projections developed by our credit loss model to reflect our expectations relating to COVID-19’s impact on our loan losses, but these judgments may be inaccurate and we may ultimately experience greater losses, perhaps substantially, than we currently expect. The unprecedented nature of the COVID-19 pandemic may also negatively affect our ability to rely on models to effectively manage the risks to our business. The CARES Act provisions prohibiting lenders from reporting some borrowers receiving COVID-19-related payment accommodations as delinquent may also impact the stability of the interpretation and predictiveness of borrower credit data and therefore the reliability of our models in the future.

Fannie Mae Second Quarter 2020 Form 10-Q	134

Other Information

•Potential reduced demand for mortgages. The COVID-19 pandemic and its impact on the economy may reduce demand for both single-family and multifamily mortgage loans, which could reduce our future loan acquisitions and guaranty fee income. In addition, government and business closures relating to COVID-19 are likely delaying or preventing some closings on both new purchase loans and refinances.
•Increased risk of additional government action affecting our business. Federal, state and local governments have taken many actions that have or that we expect will adversely affect our financial results, such as stay-at-home orders and business shut-downs, and the loan forbearance requirements of the CARES Act. The U.S. Congress, Treasury, the Federal Reserve, FHFA or other national, state or local government agencies or legislatures may take additional steps in response to the COVID-19 pandemic that could adversely affect our business, financial results and financial condition, such as expanding or extending our obligations to help borrowers, renters or counterparties affected by the pandemic or imposing new or expanded business shut-downs.
•Increased uncertainty relating to our exit from conservatorship. The COVID-19 pandemic could delay or prevent our exit from conservatorship, particularly as it may delay our ability to build and raise sufficient capital to exit conservatorship. In addition, as we, FHFA and Treasury focus on responding to the COVID-19 pandemic, it may reduce our and their capacity to work toward meeting other preconditions for exiting conservatorship.
•Increased risk of mortgage fraud. In response to the COVID-19 pandemic, we are offering certain temporary flexibilities relating to our Single-Family Selling Guide requirements. This could increase the risk of mortgage fraud relating to the loans we acquire during the COVID-19 pandemic. In addition, the CARES Act provides that a single-family borrower may obtain mortgage payment forbearance with no additional documentation required other than the borrower's attestation to a financial hardship caused by COVID-19, which creates the risk that borrowers who are not experiencing financial hardship may request a forbearance.
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
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended June 30, 2020, we did not sell any equity securities.
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

Fannie Mae Second Quarter 2020 Form 10-Q	135

Other Information

We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2020.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae Second Quarter 2020 Form 10-Q	136

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101
* The financial information contained in these XBRL documents is unaudited.

Fannie Mae Second Quarter 2020 Form 10-Q	137

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer
Date: July 30, 2020

By:	/s/ Celeste M. Brown
Celeste M. Brown Executive Vice President and Chief Financial Officer
Date: July 30, 2020

Fannie Mae Second Quarter 2020 Form 10-Q	138