Form 10-Q
period 2020-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2020-10-29
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2020, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2020 Form 10-Q	1

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

We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. The U.S. Department of the Treasury (“Treasury”) released a plan in September 2019 for housing finance reform (the “Treasury plan”) that includes recommendations related to ending our conservatorship. Congress and the Administration continue to consider options for reform of the housing finance system, including Fannie Mae. We are not permitted to retain more than $25 billion in capital reserves or to pay dividends or other distributions to stockholders other than Treasury. Our agreements with Treasury include covenants that significantly restrict our business activities. For additional information on the conservatorship, our uncertain future, our agreements with Treasury, and recent housing finance reform developments, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), “Risk Factors” in our 2019 Form 10-K and in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘MD&A’)—Legislation and Regulation” in our Form 10-Q for the quarter ended June 30, 2020 (“Second Quarter 2020 Form 10-Q”).

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
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States. Our revenues are primarily driven by guaranty fees we receive for managing the credit risk on loans underlying the mortgage-backed securities we issue. Our mission is to provide a stable source of liquidity to support housing in the U.S. for low- and moderate-income borrowers and renters. We operate in the secondary mortgage market, primarily working with lenders, who originate loans to borrowers. We do not originate loans or lend money directly to borrowers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS or our MBS); purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; manage mortgage credit risk; and engage in other activities that support access to credit and the supply of affordable housing. In order to perform these activities through market cycles in accordance with our mission, we are working closely with FHFA, our conservator and regulator, to prioritize safety and soundness, strong risk management and strong corporate governance.
Through our single-family and multifamily business segments, we provided $982 billion in liquidity to the mortgage market in the first nine months of 2020, including $506 billion through our whole loan conduit that primarily supports small- to medium-sized lenders, enabling the financing of approximately 3.9 million home purchases, refinancings or rental units. Our liquidity provided in the first nine months of 2020 represents our highest level of acquisition volume since the first nine months of 2003.
Fannie Mae Provided $982 Billion in Liquidity in the First Nine Months of 2020

Unpaid Principal Balance	Units

$286B	1.0M Single-Family Home Purchases

$647B	2.3M Single-Family Refinancings

$49B	542K Multifamily Rental Units

Fannie Mae Third Quarter 2020 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Summary of Our Financial Performance
The increase in our net income in the third quarter of 2020, compared with the third quarter of 2019, was primarily driven by an increase in net interest income due to higher loan prepayments as a result of the historically low interest rate environment, an increase in investment gains and a decrease in fair value losses. These were partially offset by a decrease in credit-related income due to expected credit losses as a result of the economic dislocation caused by the COVID-19 pandemic. Our net interest income for the third quarter of 2020 was also impacted by the application of our accounting policy for nonaccrual loans that allowed us to continue accruing interest income on delinquent loans that were current at March 1, 2020 and have been negatively impacted by the COVID-19 pandemic. As a result of this update, we recognized $763 million in interest income related to these loans in the third quarter which we would not have recognized prior to the application of our updated policy. See “Consolidated Results of Operations” for more information on our financial results and “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” for more information about our policy for nonaccrual loans.
The decrease in our net income in the first nine months of 2020, compared with the first nine months of 2019, was primarily driven by a shift from credit-related income to credit-related expense driven by the economic dislocation caused by the COVID-19 pandemic, partially offset by an increase in net interest income due to higher loan prepayments as a result of the historically low interest rate environment. Our net interest income in the first nine months of 2020 was also impacted by our recognition of $2.2 billion in interest income as a result of the update in our application of our policy for nonaccrual loans as

Fannie Mae Third Quarter 2020 Form 10-Q	2

MD&A | Executive Summary
described above. We also recognized $569 million of provision for loan losses on the related accrued interest receivable in the first nine months of 2020.
Net worth. Our net worth was $20.7 billion as of September 30, 2020. This amount reflects:
•our net worth of $14.6 billion as of December 31, 2019;
•a reduction in our net worth in the first quarter of 2020 driven by a charge of $1.1 billion to retained earnings due to our implementation of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments and related amendments (the “CECL standard”) on January 1, 2020; and
•our comprehensive income of $7.2 billion for the first nine months of 2020.
See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance—The Current Expected Credit Loss Standard” for further details on our implementation of the CECL standard.
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
Historically low mortgage rates have contributed to our highest level of acquisition volume in the first nine months of 2020 since the same period in 2003. As a result, we acquired a higher-than-usual portion of our book of business during the first nine months of 2020, with 27% of the loans in our single-family conventional guaranty book of business as of September 30, 2020 originated in the first nine months of the year. Because we expect mortgage rates to remain low through 2021, we anticipate a large and growing portion of our book of business, originated in a historically-low-interest-rate environment, will have less incentive to refinance in the future, slowing the pace at which loans in our book of business turn over in future years. A slower turnover rate in our book of business would reduce our ability to increase our future revenues by increasing guaranty fees, as any such change would take longer to meaningfully increase the average charged guaranty fee on our total book of business. See “MD&A—Legislation and Regulation—Developments Relating to Exiting Conservatorship” in our Second Quarter 2020 Form 10-Q for a discussion of how this may impact our efforts to generate capital and “Consolidated Results of Operations—Net Interest Income” in this report for information on how this may affect amortization income we receive in future periods. Also see “COVID-19 Impact—Fannie Mae Response” and “Single-Family Business—Single-Family Business Metrics” in this report for a discussion of the new adverse market refinance fee we plan to implement on December 1, 2020.
As described further in “COVID-19 Impact” and “Risk Factors,” the COVID-19 pandemic has significantly affected our financial performance and we expect that it will continue to do so. Given the unprecedented nature of the COVID-19 pandemic and the fast pace at which new developments relating to the pandemic are occurring, it is difficult to assess or predict the long-term effects of the pandemic on our financial performance.
Net Worth, Treasury Funding and Senior Preferred Stock Dividends
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock to Treasury in 2008.
Under the terms of the senior preferred stock, we will not owe senior preferred stock dividends to Treasury until we have accumulated over $25 billion in net worth as of the end of a quarter. Accordingly, no dividends were payable to Treasury for the third quarter of 2020, and none are payable for the fourth quarter of 2020.

Fannie Mae Third Quarter 2020 Form 10-Q	3

MD&A | Executive Summary
The charts below show information about our net worth, the remaining amount of Treasury’s funding commitment to us, senior preferred stock dividends we have paid Treasury and funds we have drawn from Treasury pursuant to its funding commitment.
(1)Aggregate amount of dividends we have paid to Treasury on the senior preferred stock from 2008 through September 30, 2020. Under the terms of the senior preferred stock purchase agreement, dividend payments we make to Treasury do not offset our draws of funds from Treasury.
(2)Aggregate amount of funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement from 2008 through September 30, 2020.
The aggregate liquidation preference of the senior preferred stock increased from $135.4 billion as of June 30, 2020 to $138.0 billion as of September 30, 2020 due to the $2.5 billion increase in our net worth during the second quarter of 2020. The aggregate liquidation preference of the senior preferred stock will increase to $142.2 billion as of December 31, 2020 due to the $4.2 billion increase in our net worth during the third quarter of 2020.
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
COVID-19 Impact
In March 2020, President Trump declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic in the United States resulted in stay-at-home orders, school closures and widespread business shutdowns across the country. Although business activity and community life have resumed to varying degrees, the future path of economic activity remains highly uncertain.
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
Economic Impact
The COVID-19 pandemic caused substantial financial market volatility and has significantly adversely affected both the U.S. and global economies. While state and local governments throughout the country have re-opened their economies to varying degrees, the U.S. economy continues to be affected by the COVID-19 pandemic. Although the economy has improved significantly since the second quarter of 2020, business activity remains well below the level before the onset of the pandemic, with unemployment remaining substantially higher than pre-pandemic levels. Moreover, new daily cases of COVID-19 in the U.S. have been trending upward in October, exceeding their previous peak in July and increasing the risk of new shut-downs and reductions in business activity. The federal government has taken many actions to reduce the negative economic impact of the COVID-19 pandemic. For example, the Federal Reserve lowered the federal funds rate and increased its purchases of

Fannie Mae Third Quarter 2020 Form 10-Q	4

MD&A | Executive Summary
Treasury and mortgage-backed securities, purchased corporate debt securities, and established and expanded liquidity facilities to support the flow of credit to consumers and businesses. In addition, the federal government passed legislation increasing and expanding unemployment benefits, providing direct cash payments to eligible taxpayers, and allocating funds to assist businesses, states, and municipalities.
The disruption caused by the pandemic differs from previous economic downturns because of the high level of uncertainty related to the health and safety of consumers and workers. We expect the path and timing of economic recovery will be impacted by the rate of new COVID-19 cases and the associated mortality rates. We believe that sustaining the current economic recovery depends on continued growth in consumer spending, increased business activity, and an associated reduction in unemployment, all of which impact the ability of borrowers and renters to make their monthly payments. Government support, as described above, has played a role in helping to reduce the negative economic impact of the pandemic. Some of these programs have ended, including the $600 federal supplement to state unemployment benefits, which expired at the end of July. The ultimate impact of the expiration of these programs and the extent to which any future government actions will mitigate the negative impacts of COVID-19 on the U.S. economy and our business is highly unclear. The pandemic resulted in a contraction in U.S. gross domestic product (“GDP”) in the second quarter of 2020 that we expect will not be entirely offset by growth in the second half of the year. See “Key Market Economic Indicators” for information on macroeconomic conditions during the first nine months of 2020 and our current forecasts regarding future macroeconomic conditions.
Fannie Mae Response
We are taking a number of actions to help borrowers, renters, lenders and servicers manage the negative impact of the COVID-19 pandemic, including:
•providing payment forbearance (that is, a temporary suspension or reduction of the borrower’s monthly mortgage payments) to single-family and multifamily borrowers with COVID-19-related financial hardships;
•suspending most foreclosures and evictions;
•conducting outreach efforts to provide borrowers and renters with information on the relief options available to them, including our #HeretoHelp media campaign and updating our KnowYourOptions.com website;
•providing lenders and servicers temporary flexibilities for certain of our Selling Guide and Servicing Guide requirements; and
•providing liquidity to lenders by purchasing a higher-than-usual volume of loans through our whole loan conduit.
We have also taken steps to mitigate the risk to Fannie Mae from the impacts of the pandemic, including the following:
•Selling Guide Changes. We have temporarily changed some of our Single-Family Selling Guide requirements to help ensure that up-to-date information is being considered to support the borrower’s ability to repay the loan, such as requiring more recent documentation of borrower employment, income and assets.
•Adverse Market Refinance Fee. We are implementing a new adverse market refinance fee in light of the increased costs and risk we expect to incur due to the COVID-19 pandemic. This new adverse market refinance fee is a one-time charge of 0.5% of the loan amount that the lender is required to pay at the time we acquire the loan and will be effective December 1, 2020. To help ensure that the fee does not negatively impact our affordable housing mission, the fee will only apply to eligible single-family loan refinances and will not apply to loans for home purchases, refinance loans with an original principal amount of less than or equal to $125,000, or certain HomeReady® refinance loans. The lender may choose whether to pass on all, some or none of the fee to the borrower. The new fee is intended to help us offset some of the higher projected expenses and risk due to COVID-19, including costs associated with the actions we are taking to help borrowers, lenders and servicers impacted by the pandemic, such as providing forbearances, suspending foreclosures and evictions, and offering repayment plans, payment deferrals and loan modifications.
See “Single-Family Business—Single-Family Mortgage Credit Risk Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management” for more information on the actions we are taking in response to the COVID-19 pandemic.
We have also taken steps to help protect the safety and resiliency of our workforce. From mid-March through early October 2020, we required nearly all of our workforce to work remotely. Beginning in early October, we are now allowing employees, on a voluntary basis, to request approval to return to work at some of our office locations and have established mandatory COVID-19 safety protocols for these locations. We expect a significant majority of our employees will continue to work remotely for the foreseeable future. To date, our business resiliency plans and technology systems have effectively supported this telework arrangement.
Impact on our Business and Financial Results
The economic dislocation caused by the COVID-19 pandemic was the primary driver of the decline in our net income in the first nine months of 2020, as compared with the first nine months of 2019. We significantly increased our allowance for loan losses in the first nine months of 2020 to reflect our expected loan losses as a result of the pandemic, which resulted in

Fannie Mae Third Quarter 2020 Form 10-Q	5

MD&A | Executive Summary
substantial credit-related expenses. We are also incurring other costs associated with the pandemic, such as paying higher fees to servicers to support providing loss mitigation to borrowers. We expect the impact of the pandemic to continue to negatively affect our financial results, contributing to lower net income in 2020 than in 2019. We could also have net losses in future periods. In addition, we expect the pandemic to negatively affect our returns on capital under FHFA’s conservatorship capital requirements. See “Consolidated Results of Operations,” “Single-Family Business” and “Multifamily Business” for more information on our financial results for the third quarter and first nine months of 2020.
We did not enter into new credit risk transfer transactions in the second quarter of 2020 due to adverse market conditions resulting from the COVID-19 pandemic. Although market conditions improved in the third quarter of 2020, we did not enter into any new credit risk transfer transactions in the third quarter and currently do not have plans to engage in additional new credit risk transfer transactions in the near future, as we evaluate FHFA’s recently proposed capital rule, FHFA’s conservatorship scorecard requirements and other factors. FHFA’s proposed capital rule would reduce the amount of capital relief we obtain from these transactions. We will continue to review our plans, which may be affected by our evaluation of the proposed capital rule and changes in the rule as it is finalized, our progress in meeting FHFA’s conservatorship scorecard, the strength of future market conditions, and our review of our overall business and capital plan to enable us to exit conservatorship. See “MD&A—Legislation and Regulation” in our Second Quarter 2020 Form 10-Q for more information on FHFA’s proposed capital rule. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk” for more information about our credit-risk transfer activity.
Also see “Retained Mortgage Portfolio,” “Liquidity and Capital Management” and “Risk Management” for discussions of the impact of the COVID-19 pandemic on our business.
Risks and Uncertainties
Our current forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of COVID-19 outbreaks; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and the widespread availability and public acceptance of a COVID-19 vaccine; the extent to which consumers, workers and families feel safe resuming pre-pandemic activities; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks or increases in the daily number of new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the pandemic. See “Risk Factors” for a discussion of the risks to our business, financial results and financial condition relating to the COVID-19 pandemic. See “Forward-Looking Statements” for a discussion of factors that could cause actual conditions, events or results to differ materially from those described in our forecasts, expectations and other forward-looking statements in this report.
Legislation and Regulation

The information in this section updates and supplements information regarding legislative and regulatory developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Charter Act and Regulation” in our 2019 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2020 (“First Quarter 2020 Form 10-Q”) and our Second Quarter 2020 Form 10-Q. Also see “Risk Factors” in this report and in our 2019 Form 10-K for discussions of risks relating to legislative and regulatory matters.
FHFA Instruction to Extend Timeframe for Single-Family MBS Delinquent Loan Buyout Policy
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation to purchase mortgage loans that meet specific criteria from an MBS trust. Our current policy is that, except for loans that are in forbearance or that have been granted certain other types of loss mitigation options (such as a repayment plan or payment deferral), we generally purchase loans from single-family MBS trusts when they become four consecutive monthly payments delinquent. In September 2020, FHFA instructed both us and Freddie Mac to extend the timeframe for our single-family delinquent loan buyout policy to twenty-four consecutively missed monthly payments (that is, loans that are 24 months past due), with the same exceptions noted above, effective January 1, 2021. Despite this change in policy, we currently anticipate that in most cases we will purchase delinquent loans from single-family MBS trusts prior to the 24-month deadline under one of the exceptions to the general policy, which includes loans that are permanently modified, loans subject to a short-sale or deed-in-lieu of foreclosure, loans that are paid in full and loans referred to foreclosure. FHFA’s instruction provides that this new buyout

Fannie Mae Third Quarter 2020 Form 10-Q	6

MD&A | Legislation and Regulation
timeframe must be in effect for at least two years from the January 1, 2021 effective date and that market participants must be provided at least six months advance notice of any change. FHFA’s instruction also provides that we update our requirements to:
•limit servicers’ obligations to advance guaranty fees to four months; and
•allow servicers to receive reimbursement for advanced payments of principal and interest on a delinquent loan after four missed payments without being required to request reimbursement.
We are currently examining updates to our requirements on guaranty fee advances and reimbursement of principal and interest advances to comply with FHFA’s instruction, and expect to communicate additional details and effective dates in the future. See “Retained Mortgage Portfolio” for more information on our purchases of loans from MBS trusts.

FHFA Waiver Regarding Publication of Stress Test Results
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. Under FHFA regulations implementing this requirement, each year we are required to conduct a stress test using two different scenarios of financial conditions provided by FHFA—baseline and severely adverse—and to publish a summary of our stress test results for the severely adverse scenario by August 15.
FHFA regulation requires that the scenarios provided by FHFA be generally consistent with and comparable to those established by the Federal Reserve Board. Following the onset of the COVID-19 pandemic, the Federal Reserve Board considered alternative scenarios that were not included among the scenarios initially issued by FHFA. Accordingly, on August 13, 2020, FHFA issued a waiver to delay publication of our stress test results for this year so that we may include the alternative scenarios considered by the Federal Reserve Board in the summary of our results, with such other supporting analysis that the Director of FHFA may deem necessary. In September 2020, in light of the continued uncertainty posed by the COVID-19 pandemic, the Federal Reserve Board published alternative hypothetical scenarios featuring severe recessions. We will publish our 2020 stress test results after FHFA provides us with instructions regarding these alternative scenarios and a revised publication timeframe.
CDC Eviction Moratorium
On September 4, 2020, to prevent the further spread of COVID-19, the Centers for Disease Control and Prevention (the “CDC”) published an order prohibiting the eviction of any tenant, lessee or resident of a residential property for nonpayment of rent through December 31, 2020, if such person provides a specified declaration attesting that they meet the requirements to obtain the protection of the order. The requirements to obtain the protection of the order include a specified income cap and an inability to pay their full rent. The CDC order does not apply in any jurisdiction with a moratorium on residential evictions that provides the same or greater level of public-health protection. While the CDC order does not impose any obligations on Fannie Mae or its servicers to ensure compliance by borrowers, a borrower’s income may be impacted by tenants who do not pay their rent while under the protection of the CDC order. As a result, as described in “Risk Factors,” this eviction moratorium could adversely affect the ability of some of our borrowers to make payments on their loans.
2019 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. In October 2020, FHFA notified us that it had determined that we met all of our single-family and multifamily housing goals for 2019. See “Business—Charter Act and Regulation—GSE Act and Other Legislation—Housing Goals” in our 2019 Form 10-K for more information regarding our housing goals.
Financial Stability Oversight Council Statement on Activities-Based Review of Secondary Mortgage Market Activities
In September 2020, the Financial Stability Oversight Council (the “FSOC”) announced that it had completed an activities-based review of the secondary mortgage market, focused in particular on the activities of Fannie Mae and Freddie Mac (the “GSEs”). In assessing potential risks to financial stability, the FSOC applied the framework for an activities-based approach described in its interpretative guidance on nonbank financial company determinations issued in December 2019. This framework provides that the FSOC will consult with relevant financial regulatory agencies, consider the risk profiles and business models of market participants engaging in the activities under evaluation, and take into account existing laws and regulations that may mitigate a potential risk to U.S. financial stability.
The FSOC noted that any distress at the GSEs that affected their secondary mortgage market activities could pose a risk to financial stability if the risks are not properly mitigated. In conducting its analysis on the extent to which FHFA’s regulatory framework would adequately mitigate potential stability risks, the FSOC reviewed FHFA’s recent proposed capital rule (which we describe in “MD&A—Legislation and Regulation” in our Second Quarter 2020 Form 10-Q) and additional enhancements FHFA is implementing to the GSEs’ regulatory framework. The FSOC’s announcement provided the following suggestions for FHFA to consider relating to the proposed capital rule:

Fannie Mae Third Quarter 2020 Form 10-Q	7

MD&A | Legislation and Regulation
•Risk-based capital requirements. The FSOC noted that FHFA’s proposed capital rule would require aggregate credit risk capital on mortgage exposures that would lead to a substantially lower risk-based capital requirement than the bank capital framework. The FSOC encouraged FHFA and other regulatory agencies to coordinate and take other appropriate action to avoid market distortions that could increase risks to financial stability by generally taking consistent approaches to the capital requirements and other regulation of similar risks across market participants, consistent with the business models and missions of their regulated entities.
•Capital buffers. The FSOC encouraged FHFA to consider the relative merits of alternative approaches for more dynamically calibrating the capital buffers. The FSOC noted that the capital buffers should be tailored to mitigate the potential risks to financial stability and otherwise ensure that the GSEs have sufficient capital to absorb losses during periods of severe stress and remain viable going concerns, while balancing other policy objectives.
•Total capital sufficiency. The FSOC noted that FHFA’s proposed capital rule requires a meaningful amount of capital for the GSEs, and is a significant step towards ensuring that the GSEs would be able to provide liquidity to the secondary mortgage market and satisfy their obligations during and after a period of severe stress. However, the FSOC also noted that its analysis using benchmark comparisons suggests that risk-based capital requirements and leverage ratio requirements that are materially less than those contemplated by FHFA’s proposed capital rule would likely not adequately mitigate the potential stability risk posed by the GSEs. Moreover, the FSOC noted that it is possible that additional capital could be required for the GSEs to remain viable concerns in the event of a severely adverse stress, particularly if the GSEs’ asset quality were ever to deteriorate to levels comparable to the experience leading up to the 2008 financial crisis. The FSOC encouraged FHFA to ensure high-quality capital by implementing regulatory capital definitions that are similar to those in the U.S. banking framework. The FSOC also encouraged FHFA to require the GSEs to be sufficiently capitalized to remain viable as going concerns during and after a severe economic downturn.
The FSOC also referenced FHFA’s implementation of other significant enhancements to the GSEs’ regulatory framework that would help mitigate the potential risk to financial stability, including efforts to strengthen GSE liquidity regulation, stress testing, supervision and resolution planning. The FSOC’s announcement stated that, “Should these reforms be implemented appropriately, they will lead to a more durable secondary mortgage market that helps provide sustainable access to mortgage credit across the economic cycle and is more resistant to shocks that could impair financial intermediation or financial market functioning to a degree that would be sufficient to inflict significant damage on the broader economy.” The FSOC concluded that it will continue to monitor the secondary mortgage market activities of the GSEs and FHFA’s implementation of the regulatory framework to ensure potential risks to financial stability are adequately addressed; if the FSOC determines that such risks to financial stability are not adequately addressed by FHFA’s capital and other regulatory requirements or other risk mitigants, the FSOC may consider more formal recommendations or other actions.
Proposed Rule on New Products and Activities
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), requires us to obtain prior approval from FHFA before initially offering new products and to provide advance notice to FHFA of new activities, subject to certain exceptions. In October 2020, FHFA issued a proposed rule implementing this provision. The proposed rule establishes a process for the review of new products and activities by FHFA, including providing for a public notice and comment period with respect to new products. The proposed rule also establishes revised criteria for determining what constitutes a new activity that requires notice to FHFA and describes the activities that are excluded from the requirements of the proposed rule. The proposed rule, if adopted as final, would replace an interim final rule that has been in effect since July 2009. Once adopted, the new rule would apply both during and after our transition from conservatorship. The new rule also would cover new activities and new products proposed by Common Securitization Solutions, LLC (“CSS”), which is an affiliate of Fannie Mae.
Extension of Qualified Mortgage Patch
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
As described in our Second Quarter 2020 Form 10-Q, in June 2020, the CFPB proposed a revised qualified mortgage rule that would eliminate the qualified mortgage patch and revise the general qualified mortgage definition. This proposed rule has not been finalized.
In October 2020, the CFPB issued a final rule extending the expiration of the qualified mortgage patch until the mandatory compliance date for the revised qualified mortgage rule or when Fannie Mae and Freddie Mac exit conservatorship, whichever occurs first. The qualified mortgage patch was previously scheduled to expire on the earlier of January 10, 2021 or the exit of the GSEs from conservatorship.

Fannie Mae Third Quarter 2020 Form 10-Q	8

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
•Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our mortgage commitment derivatives and risk management derivatives, which we mark to market through earnings. Fair value gains and losses on our mortgage commitment derivatives fluctuate depending on how interest rates and prices move between the time the commitment is opened and settled. The net position and composition across the yield curve of our risk management derivatives changes over time. As a result, interest rate changes (increases or decreases) and yield curve changes (parallel, steepening or flattening shifts) will generate varying amounts of fair value gains or losses in a given period. We are preparing to implement hedge accounting in the first quarter of 2021 to reduce the impact of interest-rate volatility on our financial results. For additional information on the expected impact of hedge accounting, see “Consolidated Results of Operations—Fair Value Losses, Net.”
•Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our loans, which generally increases the expected impairment and provision for credit losses on such loans. Decreases in mortgage interest rates tend to shorten the expected lives of our loans, which reduces the impairment and provision for credit losses on such loans.

Fannie Mae Third Quarter 2020 Form 10-Q	9

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
•Home price growth in the third quarter of 2020 was unseasonably strong despite the COVID-19 pandemic, benefiting from continued low interest rates, low levels of supply and high levels of demand, particularly from first-time homebuyers. Higher-than-expected increases in supply or decreases in demand could lead to decreases in home prices.
•We currently expect home prices on a national basis to increase 7.0% in 2020, compared with 4.8% home price growth in 2019. We revised our 2020 home price forecast upward since the second quarter due to better-than-expected housing demand and continued low levels of supply through the first nine months of the year. However, we have adjusted downward our longer-term projection of home price growth as we believe there may be an eventual weakening in housing demand due to the ongoing economic and labor market weaknesses caused by the pandemic. As such, our current estimate of home price growth on a national basis for 2021 is 1.7%. We also expect significant regional variation in the timing and rate of home price growth.
•Our forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. For example, home price growth could slow and potentially decline if GDP growth is weaker than we currently expect, if unemployment, particularly among existing homeowners and potential new home buyers, is higher than we expect, or if the housing market is more sensitive to economic and labor-market weaknesses than we expect. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”

Fannie Mae Third Quarter 2020 Form 10-Q	10

MD&A | Key Market Economic Indicators
New Housing Starts(1)

35.8%
20.2%
10.2%
5.6%
24.5%
(20.8)%
7.4%
0.4%
(4.0)%
(39.4)%
1,287
1,433
1,485
1,079
1,430
390
469
517
313
390
897
964
968
766
1040
3Q19
4Q19
1Q20
2Q20
3Q20
Single-family starts (quarterly average, in thousands)
Multifamily starts (quarterly average, in thousands)
% quarterly change in single-family housing starts
% quarterly change in multifamily housing starts

(1)According to U.S. Census Bureau and subject to revision.
How housing activity can affect our financial results
•Two key aspects of economic activity that can impact supply and demand for housing and thus mortgage lending are the rate of household formation and housing construction.
•Household formation is a key driver of demand for both single-family and multifamily housing. A newly formed household will either rent or purchase a home. Thus, changes in the pace of household formation can affect prices and credit performance as well as the degree of loss on defaulted loans.
•Growth of household formation stimulates homebuilding. Homebuilding has typically been a cyclical leader of broader economic activity contributing to the growth of GDP and to employment. Residential construction activity has historically been a leading indicator, weakening prior to a slowdown in U.S. economic activity and accelerating prior to a recovery. However, the housing sector’s performance may vary from its historical precedent due to the many uncertainties related to the impact of the COVID-19 pandemic on the economy and the housing market, as well as uncertainty surrounding future economic or housing policy.
•With regard to housing construction, a decline in housing starts results in fewer new homes being available for purchase and potentially a lower volume of mortgage originations. Construction activity can also affect credit losses through its impact on home prices. If the growth of demand exceeds the growth of supply, prices will appreciate and impact the risk profile of newly originated home purchase mortgages, depending on where in the housing cycle the market is. A reduced pace of construction is often associated with a broader economic slowdown and may signal expected increases in delinquency and losses on defaulted loans.
•In light of the effects of the COVID-19 pandemic and its impact on the economy, home sales fell sharply in the second quarter but then rebounded in the third quarter. Purchase demand has remained resilient, supported by the low mortgage-rate environment. Given both the current strength in demand and low inventories, we expect single-family housing starts to further increase in the fourth quarter and full-year 2020 housing starts to exceed 2019 levels.

Fannie Mae Third Quarter 2020 Form 10-Q	11

MD&A | Key Market Economic Indicators
GDP, Unemployment Rate and Personal Consumption

3.7%
3.9%
3.8%
3.7%
3.5%
3.5%
4.4%
11.1%
7.9%
37.7%
31.6%
2.7%
2.1%
1.6%
1.3%
1.8%
2.9%
3.7%
1.5%
2.7%
2.6%
1.6%
2.4%
(6.9)%
(5.0)%
(33.2)%
(31.4)%
3Q18
4Q18
1Q19
2Q19
3Q19
4Q19
1Q20
2Q20
3Q20
Growth (decline) in U.S. personal consumption, annualized percentage change[1]
Growth (decline) in GDP, annualized percentage change[1]
U.S. unemployment rate, as of period end[2]

(1)GDP growth (decline) and personal consumption growth (decline) for periods prior to the third quarter of 2020 are based on the quarterly series calculated by the Bureau of Economic Analysis and are subject to revision. GDP growth and personal consumption growth for the third quarter of 2020 are based on Fannie Mae’s forecast.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
How GDP, the unemployment rate and personal consumption can affect our financial results
•Changes in GDP, the unemployment rate and personal consumption can affect several mortgage market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies. Reduced housing demand and higher loan delinquencies can contribute to credit losses.
•Economic growth is a key factor for the performance of mortgage-related assets. In a growing economy, employment and income are rising, thus allowing existing borrowers to meet payment requirements, existing homeowners to consider purchasing and moving to another home, and renters to consider becoming homeowners. Homebuilding typically increases to meet the rise in demand. Mortgage delinquencies typically fall in an expanding economy, thereby decreasing credit losses.
•In a slowing economy, employment and income growth slow and housing activity slows as an early indicator of reduced economic activity. Typically, as an economic slowdown intensifies, households reduce their spending. This reduction in consumption then accelerates the slowdown. An economic slowdown can lead to employment losses, impairing the ability of borrowers and renters to meet mortgage and rental payments, thus causing loan delinquencies to rise. Home sales and mortgage originations also typically fall in a slowing economy.
•Due to the impact of COVID-19, the unemployment rate rose significantly and GDP declined significantly in the first half of 2020. After a partial recovery in the third quarter, we expect GDP and unemployment to improve further in the fourth quarter of 2020. Overall for full-year 2020, we expect a decline in GDP compared with 2019, as well as elevated unemployment levels from pre-pandemic levels.
See “Risk Factors—Market and Industry Risk” in our 2019 Form 10-K and “Risk Factors” in this report for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.

Fannie Mae Third Quarter 2020 Form 10-Q	12

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2020	2019	Variance	2020	2019	Variance
	(Dollars in millions)
Net interest income(1)	$6,656	$5,348	$1,308	$17,780	$15,371	$2,409
Fee and other income	93	188	(95)	303	435	(132)
Net revenues	6,749	5,536	1,213	18,083	15,806	2,277
Investment gains, net	653	253	400	644	847	(203)
Fair value losses, net	(327)	(713)	386	(1,621)	(2,298)	677
Administrative expenses	(762)	(749)	(13)	(2,265)	(2,237)	(28)
Credit-related income (expenses):
Benefit (provision) for credit losses	501	1,857	(1,356)	(2,094)	3,732	(5,826)
Foreclosed property expense	(71)	(96)	25	(161)	(364)	203
Total credit-related income (expenses)	430	1,761	(1,331)	(2,255)	3,368	(5,623)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(679)	(613)	(66)	(1,976)	(1,806)	(170)
Credit enhancement expense(2)	(325)	(290)	(35)	(1,061)	(782)	(279)
Change in expected credit enhancement recoveries(3)	(48)	—	(48)	413	—	413
Other expenses, net(4)	(313)	(186)	(127)	(792)	(551)	(241)
Income before federal income taxes	5,378	4,999	379	9,170	12,347	(3,177)
Provision for federal income taxes	(1,149)	(1,036)	(113)	(1,935)	(2,552)	617
Net income	$4,229	$3,963	$266	$7,235	$9,795	$(2,560)
Total comprehensive income	$4,216	$3,977	$239	$7,224	$9,703	$(2,479)
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

Fannie Mae Third Quarter 2020 Form 10-Q	13

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

Components of Net Interest Income
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income, net of TCCA	$2,842	$2,478	$364	$8,119	$7,178	$941
Base guaranty fee income related to TCCA(1)	679	613	66	1,976	1,806	170
Net amortization income	2,713	1,487	1,226	6,174	3,851	2,323
Total net interest income from guaranty book of business	6,234	4,578	1,656	16,269	12,835	3,434
Net interest income from portfolios	422	770	(348)	1,511	2,536	(1,025)
Total net interest income	$6,656	$5,348	$1,308	$17,780	$15,371	$2,409
(1)Represents revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
Net interest income increased in the third quarter and first nine months of 2020 compared with the third quarter and first nine months of 2019, driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
•Higher net amortization income. A declining interest-rate environment in the third quarter and first nine months of 2020 led to significantly increased prepayment volumes as loans refinanced, which accelerated the amortization of cost basis adjustments on mortgage loans of consolidated trusts and the related debt.
When refinance activity slows, we expect the amortization rate of our loans to also slow, which will likely result in less amortization income in a given period.
•Higher base guaranty fee income. An increase in the size of our guaranty book of business combined with loans with higher average base guaranty fees comprising a greater portion of our book contributed to the increase in base guaranty fee income in the third quarter and first nine months of 2020.
•Lower income from portfolios. Lower yields in the third quarter and first nine months of 2020 on mortgage loans and assets in our other investments portfolio were partially offset by a decrease in interest expense on our funding debt as key benchmark rates declined as a result of the COVID-19 pandemic. For a discussion of the impact of COVID-19 on our funding needs and funding activity, see “Liquidity and Capital Management—Liquidity Management—Debt Funding.”
We expect mortgage rates to remain low through 2021, contributing to a significant amount of mortgage refinance activity and high levels of amortization income. Because a large portion of our book of business has been and is expected to be originated in a historically low interest rate environment, we anticipate that refinancing activity will decrease at some point in the future as fewer borrowers can benefit from a refinancing or as interest rates rise. Lower levels of refinancing in the future will likely slow the rate at which we amortize cost basis adjustments and therefore will likely result in lower amortization income in a given period as the average life of our outstanding book of business may extend.

Fannie Mae Third Quarter 2020 Form 10-Q	14

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
Deferred Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)

Analysis of Net Interest Income
We have updated the application of our accounting policy for nonaccrual loans as it relates to loans negatively impacted by COVID-19. As a result, for loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months pursuant to an April 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Statement”). If those loans are in a forbearance plan beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured. As a result of this update, we recognized $763 million in the third quarter of 2020 and $2.2 billion in the first nine months of 2020 in interest income related to these loans which we would not have recognized prior to the application of our updated policy. We also recognized $569 million of provision for loan losses on the related accrued interest receivable in the first nine months of 2020. This update also resulted in a significant portion of delinquent loans staying on accrual status. See “Note 1, Summary of Significant Accounting Policies” for more information about our accounting policy update and “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management” for details about loans in forbearance, as well as on-balance sheet loans past due 90 days or more and continuing to accrue interest.

Fannie Mae Third Quarter 2020 Form 10-Q	15

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$118,270	$959	3.24%	$119,887	$1,248	4.16%
Mortgage loans of consolidated trusts	3,401,660	24,851	2.92	3,185,389	27,824	3.49
Total mortgage loans(2)	3,519,930	25,810	2.93	3,305,276	29,072	3.52
Mortgage-related securities	9,582	63	2.63	10,859	111	4.09
Non-mortgage-related securities(3)	152,229	133	0.34	62,294	347	2.18
Federal funds sold and securities purchased under agreements to resell or similar arrangements	47,200	14	0.12	29,792	178	2.34
Advances to lenders	8,845	33	1.46	6,287	47	2.93
Total interest-earning assets	$3,737,786	$26,053	2.79%	$3,414,508	$29,755	3.48%
Interest-bearing liabilities:
Short-term funding debt	$33,349	$(19)	0.22%	$23,064	$(125)	2.12%
Long-term funding debt	237,020	(806)	1.36	163,996	(1,056)	2.58
Connecticut Avenue Securities® (“CAS”)	16,932	(188)	4.44	23,364	(356)	6.09
Total debt of Fannie Mae	287,301	(1,013)	1.41	210,424	(1,537)	2.92
Debt securities of consolidated trusts held by third parties	3,439,484	(18,384)	2.14	3,196,503	(22,870)	2.86
Total interest-bearing liabilities	$3,726,785	$(19,397)	2.08%	$3,406,927	$(24,407)	2.87%
Net interest income/net interest yield		$6,656	0.71%		$5,348	0.61%

Fannie Mae Third Quarter 2020 Form 10-Q	16

MD&A | Consolidated Results of Operations

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$111,752	$3,003	3.58%	$119,180	$3,848	4.30%
Mortgage loans of consolidated trusts	3,326,312	78,752	3.16	3,167,172	84,597	3.56
Total mortgage loans(2)	3,438,064	81,755	3.17	3,286,352	88,445	3.59
Mortgage-related securities	10,474	278	3.54	9,904	320	4.31
Non-mortgage-related securities(3)	107,155	510	0.63	61,109	1,095	2.36
Federal funds sold and securities purchased under agreements to resell or similar arrangements	41,030	135	0.43	37,349	698	2.46
Advances to lenders	7,726	92	1.56	4,975	120	3.18
Total interest-earning assets	$3,604,449	$82,770	3.06%	$3,399,689	$90,678	3.56%
Interest-bearing liabilities:
Short-term funding debt	$38,637	$(175)	0.60%	$21,138	$(369)	2.30%
Long-term funding debt	187,628	(2,370)	1.68	172,284	(3,272)	2.53
Connecticut Avenue Securities® (“CAS”)	18,813	(696)	4.93	24,170	(1,114)	6.15
Total debt of Fannie Mae	245,078	(3,241)	1.76	217,592	(4,755)	2.91
Debt securities of consolidated trusts held by third parties	3,357,411	(61,749)	2.45	3,173,700	(70,552)	2.96
Total interest-bearing liabilities	$3,602,489	$(64,990)	2.41%	$3,391,292	$(75,307)	2.96%
Net interest income/net interest yield		$17,780	0.66%		$15,371	0.60%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Average balance includes mortgage loans on nonaccrual status. For nonaccrual mortgage loans not subject to the COVID-19-related nonaccrual guidance, interest income is recognized when cash is received. Interest income from the amortization of loan fees, primarily consisting of upfront cash fees and yield maintenance fees, was $2.6 billion and $6.6 billion, respectively, for the third quarter and first nine months of 2020, compared with $1.8 billion and $4.2 billion, respectively, for the third quarter and first nine months of 2019.
(3)Consists of cash, cash equivalents and U.S Treasury securities.
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of loans and available-for-sale (“AFS”) securities, gains and losses recognized on the consolidation and deconsolidation of securities, and the lower of cost or fair value adjustments on single-family loans held-for-sale (“HFS”).
Investment gains, net increased in the third quarter of 2020, compared with the third quarter of 2019, as a result of an increase in both volume and gains on sales of single-family reperforming loans. Investment gains decreased in the first nine months of 2020, compared with the first nine months of 2019, as a result of a lower volume of sales of single-family reperforming loans.
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
We are preparing to implement fair value hedge accounting in the first quarter of 2021 to reduce the impact of interest-rate volatility on our financial results. Once implemented, for derivatives in designated hedges, fair value gains and losses attributable to changes in certain benchmark interest rates, such as LIBOR or SOFR, may be reduced by offsetting gains and losses in the fair value of designated hedged mortgage loans or debt. Therefore, we expect the volatility of our financial results associated with changes in interest rates will be reduced substantially. We expect fair value gains and losses driven by other factors, such as credit spreads, will remain.

Fannie Mae Third Quarter 2020 Form 10-Q	17

MD&A | Consolidated Results of Operations
The table below displays the components of our fair value gains and losses.

Fair Value Losses, Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense on interest-rate swaps	$(46)	$(190)	$(216)	$(698)
Net change in fair value during the period	44	(294)	(85)	(541)
Total risk management derivatives fair value losses, net	(2)	(484)	(301)	(1,239)
Mortgage commitment derivatives fair value losses, net	(672)	(177)	(2,327)	(946)
Credit enhancement derivatives fair value gains (losses), net	380	(7)	400	(31)
Total derivatives fair value losses, net	(294)	(668)	(2,228)	(2,216)
Trading securities gains (losses), net	(91)	95	691	370
CAS debt fair value gains (losses), net	(9)	59	465	156
Other, net(1)	67	(199)	(549)	(608)
Fair value losses, net	$(327)	$(713)	$(1,621)	$(2,298)
(1)Consists of fair value gains and losses on non-CAS debt and mortgage loans held at fair value.
Fair value losses in the third quarter of 2020 were primarily driven by:
•decreases in the fair value of mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as prices increased during the commitment period due to tightening spreads between current coupon yields and treasury yields, which were partially offset by gains on commitments to buy mortgage-related securities; and
•losses on trading securities due to increases in U.S. Treasury yields during the period, which resulted in losses on fixed-rate securities held in our other investments portfolio.
These losses were partially offset by fair value gains in the third quarter of 2020 on credit enhancement derivatives, primarily driven by higher projected default rates on our lender risk-sharing securities as delinquencies increased on the underlying loans thus increasing the value of the securities to us.
Fair value losses in the first nine months of 2020 were primarily driven by:
•decreases in the fair value of mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as prices increased during the commitment period due to tightening spreads between current coupon yields and treasury yields, which were partially offset by gains on commitments to buy mortgage-related securities;
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
These losses were partially offset by fair value gains in the first nine months of 2020 on trading securities and CAS debt, primarily driven by declines in interest rates and widened spreads between CAS debt yields and LIBOR, which resulted in gains on fixed-rate securities held in our other investments portfolio and our CAS debt held at fair value.
Fair value losses in the third quarter and first nine months of 2019 were primarily driven by:
•net interest expense accruals on risk management derivatives combined with decreases in the fair value of pay-fixed risk management derivatives due to declines in longer-term swap rates, which were partially offset by increases in the fair value of our receive-fixed risk management derivatives;
•decreases in the fair value of our mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as prices increased and interest rates declined during the commitment period, partially offset by gains on commitments to buy mortgage-related securities; and
•increases in the fair value of our long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to declines in interest rates.

Fannie Mae Third Quarter 2020 Form 10-Q	18

MD&A | Consolidated Results of Operations

Credit-Related Income (Expense)
Our credit-related income or expense can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed, and the redesignation of loans from held for investment (“HFI”) to HFS. In recent periods, the redesignation of certain reperforming and nonperforming single-family loans has been a significant driver of credit-related income. We suspended new sales of reperforming and nonperforming loans in the second quarter of 2020, as investor interest in purchasing these loans was severely impacted by the COVID-19 pandemic and its effects. Market conditions for the sale of these loans, particularly reperforming loans, has improved following the second quarter. As a result, we resumed sales of reperforming loans in the third quarter.
Our credit-related income or expense and our loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. The January 1, 2020 CECL standard implementation introduced additional volatility in our financial results as credit-related income or expense now includes expected lifetime losses on our loans and thus are sensitive to fluctuations in the factors detailed above. Although CECL impacts the timing and amount of estimated credit-related income or expense recognized in any given period, it does not impact the amount of credit losses we ultimately realize at the time a loan is written-off.
As described below, during 2020, our credit-related income or expense and our loss reserves have been significantly affected by our estimates of the impact of the COVID-19 pandemic, which require significant management judgment. Changes in our estimates of borrowers that will ultimately receive forbearance (referred to as our “cumulative forbearance take-up rate”) and even more significantly, the loss mitigation outcomes of affected borrowers after the forbearance period ends, remain uncertain and can affect the amount of credit-related income or expense we recognize. Although we believe the estimates underlying our allowance determination are reasonable, we may observe future volatility in these estimates as we continue to observe actual loan performance data and update our models and assumptions relating to this unprecedented event.

Fannie Mae Third Quarter 2020 Form 10-Q	19

MD&A | Consolidated Results of Operations
Benefit (Provision) for Credit Losses
The table below provides a quantitative analysis of the drivers for the third quarter and first nine months of 2020 of our single-family and multifamily benefit or provision for credit losses and the decrease or increase in expected benefit from freestanding credit enhancements. The benefit or provision for credit losses includes our benefit or provision for loan losses, accrued interest receivable losses, and our guaranty loss reserves. It excludes the transition impact of adopting the CECL standard, which was recorded as an adjustment to retained earnings as of January 1, 2020. Many of the drivers that contribute to our benefit or provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates.

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$(18)	$(85)
Redesignation of loans from HFI to HFS	510	685
Actual and forecasted home prices	939	355
Actual and projected interest rates	25	1,366
Change in actual and expected loan delinquencies and change in assumptions regarding COVID-19 forbearance(2)	(537)	(3,127)
Provision from allowance on accrued interest receivable	(391)	(560)
Other(3)	14	(43)
Single-family benefit (provision) for credit losses	542	(1,409)
Multifamily provision for credit losses:
Changes in loan activity(1)	(32)	(106)
Actual and projected interest rates	(48)	226
Actual and projected economic data and estimated impact of the COVID-19 pandemic	49	(825)
Other(3)	(11)	22
Multifamily provision for credit losses	(42)	(683)
Total benefit (provision) for credit losses(4)	$500	$(2,092)

Change in expected credit enhancement recoveries:(5)
Single-family	$(48)	$218
Multifamily	(4)	188
Total change in expected credit enhancement recoveries	$(52)	$406
(1)Primarily consists of loan liquidations, new troubled debt restructurings (“TDRs”), amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). For multifamily, changes in loan activity also includes changes in the allowance due to loan delinquencies and the impact of changes in debt service coverage ratios (“DSCRs”) based on updated property financial information, which is used to assess loan credit quality.
(2)Includes changes in the allowance due to assumptions regarding loss mitigation when loans exit forbearance.
(3)For single-family, includes changes in the reserve for guaranty losses that are not separately included in the other components. For multifamily, includes provision for allowance on accrued interest receivable.
(4)Excludes credit losses on our AFS securities, which are included in “Benefit (provision) for credit losses” in Summary of Condensed Consolidated Results of Operations.
(5)Includes only changes in expected credit enhancement recoveries for active loans. Recoveries received after foreclosure, which are included in “Changes in expected credit enhancement recoveries” in Summary of Condensed Consolidated Results of Operations, are not included.

Fannie Mae Third Quarter 2020 Form 10-Q	20

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
The primary factors that contributed to our single-family provision for credit losses in the first nine months of 2020 were:
•Provision from change in actual and expected loan delinquencies and change in assumptions regarding COVID-19 forbearance, which includes adjustments to modeled results. Our single-family provision for credit losses for the first nine months of 2020 was driven by the economic dislocation caused by the COVID-19 pandemic, with the majority of the provision recognized in the first quarter of 2020. Estimating expected credit losses as a result of the COVID-19 pandemic continues to require significant management judgment regarding a number of matters, including our expectations surrounding borrower participation in a COVID-19-related forbearance, the type and extent of loss mitigation that may be needed when the loan exits forbearance, the high degree of uncertainty regarding the future course of the pandemic and its effect on the economy, and expectations regarding the impact of fiscal stimulus to support borrowers. As a result, the model used to estimate single-family credit losses does not capture the entirety of losses we expect to incur relating to COVID-19. The model has consumed data from the initial months of the pandemic, including loan delinquencies, and updated credit profile data for loans in forbearance. As more of this data was consumed by our credit loss model, we reduced the non-modeled adjustment initially recorded in the first quarter.
In the third quarter of 2020, management continued to apply its judgment and supplement model results as of September 30, 2020, taking into account the continued high degree of uncertainty regarding the future impact of the pandemic and its effect on the economy, future economic and housing policy, and extended foreclosure moratoriums. These factors, combined with higher loan delinquencies, led to an increase in provision attributable to these COVID-19-related factors, which was partially offset by a decrease in our estimated single-family cumulative forbearance take-up. This take-up rate, calculated by loan count, was revised from 12.5% as of June 30, 2020 to 8.8% as of September 30, 2020, based on recent economic data and actual forbearance activity observed through the third quarter of 2020. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” for information on our single-family loans in forbearance.
•Provision from allowance on accrued interest receivable. As a result of our update to the application of our nonaccrual policy in the second quarter of 2020, we continue to accrue interest for those loans that were negatively impacted by the COVID-19 pandemic. This update resulted in a significant portion of delinquent loans, that were current as of March 1, 2020 and subsequently became delinquent, remaining on accrual status. Accordingly, we established a valuation allowance for expected credit losses on the accrued interest receivable balance based on our evaluation of collectability. As shown in the table above, this contributed to a provision for credit losses attributable to this factor for the third quarter and first nine months of 2020. See “Note 1, Summary of Significant Accounting Policies” for more information about our nonaccrual policy.
The factors discussed above were offset by the factors below, which contributed to a single-family benefit for credit losses for the third quarter of 2020 and reduced the amount of single-family provision for credit losses recognized in the first nine months of 2020:
•Benefit from lower actual and projected interest rates. For much of 2020, we continued to be in a historically low interest rate environment. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for credit losses. Most of this benefit from lower actual and projected mortgage interest rates was recognized in the first half of 2020.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. In the third quarter of 2020, we resumed sales of reperforming loans after our suspension of new loan sales in the second quarter of 2020. As a result, we redesignated certain reperforming single-family loans from HFI to HFS in the third quarter of 2020, as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, which contributed to a net benefit for credit losses for the third quarter and first nine months of 2020 as shown in the table above.
•Benefit from actual and expected home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020. However, the negative impact from the first quarter of 2020 was more than offset by an increase in actual home price growth in the second and third quarters. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of our home price forecast.
Multifamily Provision for Credit Losses
Our multifamily provision for credit losses in the third quarter and first nine months of 2020 was primarily driven by:
•Provision from actual and projected economic data and estimated impact of the COVID-19 pandemic, which includes adjustments to modeled results. Our multifamily provision for credit losses for the first nine months of 2020 was driven

Fannie Mae Third Quarter 2020 Form 10-Q	21

MD&A | Consolidated Results of Operations
by higher expected losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty, driven by elevated unemployment, which we expect will result in a decrease of multifamily property income and property values. In addition, the multifamily provision for credit losses includes increased expected credit losses on seniors housing loans, as these properties have been disproportionately impacted by the pandemic. The vast majority of these expenses were recognized in the first half of 2020. Consistent with the single-family discussion above, the model we use to estimate multifamily credit losses does not capture the entirety of losses we expect to incur relating to COVID-19. The model has consumed data from the initial months of the pandemic, but we continue to apply management judgment and supplement model results as of September 30, 2020, taking into account the continued high degree of uncertainty that remains relating to the impact of the pandemic.
In the third quarter of 2020, our multifamily provision for expected losses as a result of the COVID-19 pandemic was relatively flat. In September 2020, we decreased our estimate for credit losses due to a downward revision of our estimated multifamily cumulative forbearance take-up rate from 10.0% as of June 30, 2020 to 5.0% as of September 30, 2020 based on the unpaid principal balance of the multifamily book of business, as well as an improved forecasted unemployment rate. These benefits were offset by continued economic uncertainty, forbearance arrangements that were extended beyond the initial term, and overall increased delinquencies. These factors, inclusive of the other components of the multifamily provision for credit losses, resulted in a modest expense for the third quarter of 2020. See “Multifamily Business—Multifamily Mortgage Credit Risk Management—-Multifamily Problem Loan Management and Foreclosure Prevention” for information on our multifamily loans in forbearance.
The table below provides quantitative analysis of the drivers for the third quarter and first nine months of 2019 of our single-family benefit for credit losses. The presentation of our components represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard. Many of the drivers that contribute to our benefit for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table does not include our multifamily benefit (provision) for credit losses as the amounts for 2019 were less than $50 million.

Components of Benefit for Credit Losses
	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(Dollars in millions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$161	$383
Redesignation of loans from HFI to HFS	553	1,203
Actual and forecasted home prices	121	661
Actual and projected interest rates	126	486
Other(2)	879	1,020
Total single-family benefit for credit losses	$1,840	$3,753
(1)Primarily consists of changes in the allowance due to loan delinquency, loan liquidations, new TDRs, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin.
(2)Primarily consists of the impact of model and assumption changes and changes in the reserve for guaranty losses that are not separately included in the other components.
The primary factors that contributed to our benefit for credit losses in the third quarter and first nine months of 2019 were:
•Redesignation of certain reperforming single-family loans from HFI to HFS during the periods.
•An enhancement in the third quarter of 2019 to the model used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses. This enhancement was performed as a part of management’s routine model performance review process. In addition to incorporating recent loan performance data, this model enhancement better captures recent prepayment activity, default rates, and loss severity in the event of default. The enhancement resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $850 million and is included in “Other” in the table above.
•An increase in actual and forecasted home prices.
•Lower actual and projected mortgage interest rates.
•Changes in loan activity. Higher loan liquidation activity generally occurs during a lower interest rate environment as loans prepay, and during the peak home buying season of the second and third quarters of each year. When mortgage loans prepay, we reverse any remaining allowance related to these loans, which contributed to the benefit for credit losses.

Fannie Mae Third Quarter 2020 Form 10-Q	22

MD&A | Consolidated Results of Operations
TCCA Fees
Pursuant to the TCCA, in 2012, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our condensed consolidated financial statements. TCCA fees increased in the third quarter and first nine months of 2020 compared with the third quarter and first nine months of 2019 as our book of business subject to the TCCA continued to grow.
FHFA has provided guidance that we are not required to accrue or remit TCCA fees to Treasury with respect to loans backing MBS trusts that have been delinquent for four months or longer. Once payments on such loans resume, we will resume accrual and remittance to Treasury of the associated TCCA fees on the loans. See “Business—Charter Act and Regulation—GSE Act and Other Legislation—Guaranty Fees and Pricing” in our 2019 Form 10-K for further discussion of the TCCA.
Credit Enhancement Expense
Credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRT programs, EPMI, and amortization expense for certain lender risk-sharing programs. For our CAS and CIRT programs, this expense is generally based on the outstanding balance of the covered reference pool. Therefore, the periodic expense at the transaction or security level generally increases or decreases as the outstanding covered balance increases or decreases, respectively. We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments. Credit enhancement expense has been presented as a separate line item for all periods presented. In prior periods, credit enhancement expenses were recorded in “Other expenses, net.” We discuss the transfer of mortgage credit risk in “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
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

Fannie Mae Third Quarter 2020 Form 10-Q	23

MD&A | Consolidated Balance Sheet Analysis

Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2020	December 31, 2019	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$50,172	$34,762	$15,410
Restricted cash	73,516	40,223	33,293
Investments in securities	144,367	50,527	93,840
Mortgage loans:
Of Fannie Mae	119,337	101,668	17,669
Of consolidated trusts	3,439,709	3,241,510	198,199
Allowance for loan losses	(11,703)	(9,016)	(2,687)
Mortgage loans, net of allowance for loan losses	3,547,343	3,334,162	213,181
Deferred tax assets, net	12,808	11,910	898
Other assets	36,397	31,735	4,662
Total assets	$3,864,603	$3,503,319	$361,284
Liabilities and equity
Debt:
Of Fannie Mae	$289,423	$182,247	$107,176
Of consolidated trusts	3,530,381	3,285,139	245,242
Other liabilities	24,106	21,325	2,781
Total liabilities	3,843,910	3,488,711	355,199
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(100,143)	(106,228)	6,085
Total equity	20,693	14,608	6,085
Total liabilities and equity	$3,864,603	$3,503,319	$361,284
Cash and Cash Equivalents and Federal Funds Sold and Securities Purchased under Agreements to Resell or Similar Arrangements and Investments in Securities
The increase in both (1) cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements and (2) investments in securities from December 31, 2019 to September 30, 2020 was primarily driven by the investment of proceeds from new debt issuances, which we discuss in “Liquidity and Capital Management—Debt Funding—Debt Funding Activity,” as well as proceeds from loan payoffs. These funds were mostly invested in U.S. Treasury securities at period end.
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance increased as of September 30, 2020 compared with December 31, 2019, primarily driven by:
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

Fannie Mae Third Quarter 2020 Form 10-Q	24

MD&A | Consolidated Balance Sheet Analysis

Debt
The increase in debt of Fannie Mae from December 31, 2019 to September 30, 2020 was primarily driven by new long-term debt issuances to support elevated refinancing and purchase activity, in preparation for the implementation in December 2020 of the new liquidity risk management requirements issued by FHFA, and in anticipation of future potential liquidity needs as a result of the COVID-19 pandemic. The increase in debt of consolidated trusts from December 31, 2019 to September 30, 2020 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our net equity increased as of September 30, 2020 compared with December 31, 2019 by the amount of our comprehensive income recognized during the first nine months of 2020, partially offset by a charge of $1.1 billion to retained earnings due to our implementation of the CECL standard on January 1, 2020. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance—The Current Expected Credit Loss Standard” for further details.
The aggregate liquidation preference of the senior preferred stock increased from $135.4 billion as of June 30, 2020 to $138.0 billion as of September 30, 2020 due to the $2.5 billion increase in our net worth during the second quarter of 2020. The aggregate liquidation preference of the senior preferred stock will increase to $142.2 billion as of December 31, 2020 due to the $4.2 billion increase in our net worth during the third quarter of 2020.
Retained Mortgage Portfolio

We use our retained mortgage portfolio primarily to provide liquidity to the mortgage market through our whole loan conduit and to support our loss mitigation activities, particularly in times of economic stress when other sources of liquidity to the mortgage market may decrease or withdraw. Previously, we also used our retained mortgage portfolio for investment purposes.
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
•Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” as of September 30, 2020 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The increase in our retained mortgage portfolio as of September 30, 2020 compared with December 31, 2019 was primarily due to an increase in our acquisitions of loans through our whole loan conduit, which primarily supports liquidity for small- to medium-sized lenders, in the first nine months of 2020 driven by higher mortgage refinance activity. This increase was partially

Fannie Mae Third Quarter 2020 Form 10-Q	25

MD&A | Retained Mortgage Portfolio
offset by a decrease in our legacy investment portfolio due to continued liquidations of loans and a decrease in our loss mitigation portfolio due to the sale of reperforming loans.
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities” or “Mortgage loans of Fannie Mae” in our Summary of Condensed Consolidated Balance Sheets shown above.

Retained Mortgage Portfolio
	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$42,196	$38,375
Mortgage loans	44,061	21,152
Total lender liquidity	86,257	59,527
Loss mitigation mortgage loans(2)	57,460	60,731
Other:
Reverse mortgage loans	14,533	17,129
Mortgage loans	5,287	6,546
Reverse mortgage securities(3)	7,324	7,575
Private-label and other securities	495	1,250
Fannie Mae-wrapped private-label securities	534	581
Mortgage revenue bonds	218	272
Total other	28,391	33,353
Total retained mortgage portfolio	$172,108	$153,611

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$166,038	$145,179
Multifamily mortgage loans and mortgage-related securities	$6,070	$8,432
(1)Consists of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans classified as TDRs that were on accrual status of $33.1 billion and $38.2 billion as of September 30, 2020 and December 31, 2019, and single-family loans on nonaccrual status of $18.9 billion and $19.6 billion as of September 30, 2020 and December 31, 2019. Includes multifamily loans classified as TDRs that were on accrual status of $26 million and $51 million as of September 30, 2020 and December 31, 2019, respectively, and multifamily loans on nonaccrual status of $355 million and $132 million as of September 30, 2020 and December 31, 2019, respectively.
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
Effective January 31, 2020, FHFA directed us to include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of September 30, 2020, 10% of the notional value of our interest-only securities was $2.4 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. The purchase price for these loans is the unpaid principal balance of the loan plus accrued interest. If a delinquent loan remains in a single-family MBS trust, the servicer is responsible for advancing the borrower’s missed scheduled principal and interest payments to the MBS holders for up to four months, after which time we must make these missed payments. In addition, we must eventually reimburse servicers for advanced principal and interest payments. In deciding whether and when to exercise our option to purchase a loan from a single-family MBS trust, we consider a variety of factors, including, but not limited to, our cost of funds, general market conditions, and relevant market yields. The cost of purchasing most delinquent loans from a single-family Fannie Mae MBS trust and holding them in our retained mortgage portfolio is currently less than the cost of advancing delinquent payments to security holders.

Fannie Mae Third Quarter 2020 Form 10-Q	26

MD&A | Retained Mortgage Portfolio
Our current policy is that, except for loans that are in forbearance or that have been granted certain other types of loss mitigation options (such as a repayment plan or payment deferral), we generally purchase loans from single-family MBS trusts when they become four consecutive monthly payments delinquent. As described in “Legislation and Regulation—FHFA Instruction to Extend Timeframe for Single-Family MBS Delinquent Loan Buyout Policy,” in September 2020, FHFA instructed both us and Freddie Mac to extend the timeframe for our single-family delinquent loan buyout policy to twenty-four consecutively missed monthly payments (that is, loans that are 24 months past due), with the same exceptions noted above, effective January 1, 2021. Despite this change in policy, we currently anticipate that in most cases we will purchase delinquent loans from single-family MBS trusts prior to the 24-month deadline under one of the exceptions to the general policy, which includes loans that are permanently modified, loans subject to a short-sale or deed-in-lieu of foreclosure, loans that are paid in full and loans referred to foreclosure.
In support of our loss mitigation strategies, we purchased $9.2 billion of loans from our single-family MBS trusts in the first nine months of 2020, the substantial majority of which were delinquent, compared with $7.8 billion of loans purchased from single-family MBS trusts in the first nine months of 2019. We expect the amount of loans we buy out of trusts to increase significantly in 2021 as a result of COVID-19-related loan delinquencies and loss mitigation strategies, which will increase the size of our retained mortgage portfolio, perhaps substantially. The volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio remain highly uncertain and depend on a number of factors, including the success of our loss mitigation activities. If the amount of mortgage loans we purchase from MBS trusts is significantly higher than we currently expect, or if liquidations and sales from our retained mortgage portfolio are significantly lower than we expect, we may seek to obtain FHFA’s and Treasury’s prior written consent to increase our current mortgage asset limit. Depending on the amount, if any, by which Treasury and FHFA agree to any request we make for an increase in our mortgage asset limit, our business activities may be constrained. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for information on our loans in forbearance.
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
We and Freddie Mac began issuing single-family uniform mortgage-backed securities, or “UMBS®,” in June 2019. In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the to-be-announced (“TBA”) market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS, Supers®, Real Estate Mortgage Investment Conduit securities (“REMICs”) and other types of single-family or multifamily mortgage-backed securities.
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

Fannie Mae Third Quarter 2020 Form 10-Q	27

MD&A | Guaranty Book of Business

The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 90% of our guaranty book of business as of September 30, 2020 and December 31, 2019.

Composition of Fannie Mae Guaranty Book of Business(1)
	As of
	September 30, 2020			December 31, 2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(2)	$3,221,939	$367,209	$3,589,148	$2,997,475	$341,522	$3,338,997
Government guaranty book of business(3)	23,402	2,303	25,705	27,422	1,079	28,501
Guaranty book of business	3,245,341	369,512	3,614,853	3,024,897	342,601	3,367,498
Freddie Mac securities guaranteed by Fannie Mae(4)	117,748	—	117,748	50,100	—	50,100
Total Fannie Mae guarantees	$3,363,089	$369,512	$3,732,601	$3,074,997	$342,601	$3,417,598
(1)Includes other single-family Fannie Mae guaranty arrangements of $1.1 billion and $1.3 billion as of September 30, 2020 and December 31, 2019, and other multifamily Fannie Mae guaranty arrangements of $10.8 billion and $11.3 billion as of September 30, 2020 and December 31, 2019, respectively. The unpaid principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.
(2)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(3)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(4)Consists of approximately (i) $93.3 billion and $37.8 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of September 30, 2020 and December 31, 2019, respectively; and (ii) $24.4 billion and $12.3 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of September 30, 2020 and December 31, 2019, respectively. Our total exposure to Freddie Mac securities backing Fannie Mae-issued REMICs disclosed as of December 31, 2019 may have been lower because a portion of the Freddie Mac securities backing these Fannie Mae-issued REMICs may have been backed by Fannie Mae MBS.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In February 2020, we paid $280 million to the funds based on our new business purchases in 2019. For the first nine months of 2020, we recognized an expense of $413 million related to this obligation based on $982.6 billion in new business purchases during the period. We expect to pay this amount to the funds in 2021, plus additional amounts to be accrued based on our new business purchases in the fourth quarter of 2020. See “Business—Charter Act and Regulation—GSE Act and Other Legislation—Affordable Housing Allocations” in our 2019 Form 10-K for more information regarding this obligation.

Fannie Mae Third Quarter 2020 Form 10-Q	28

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
The chart below displays the net revenues and net income for each of our business segments for the first nine months of 2019 compared with the first nine months of 2020. Net revenues consist of net interest income and fee and other income.
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
Single-Family Market Activity
Single-Family Mortgage Acquisition Share
Our share of the single-family mortgage acquisition market fluctuates from period to period. We currently estimate our single-family acquisition share in the last three years was within the range of 23% to 30%, supporting approximately one in four single-family mortgage loans. As shown in the table below, our share of total mortgage acquisitions over a longer period of time has varied within a wider range and is often impacted by economic cycles. For example, during periods of recession, our acquisition share has historically increased as some other market competitors reduced their acquisitions.
Our competitors for the acquisition of single-family mortgage assets are financial institutions and government agencies that manage residential mortgage credit risk or invest in residential mortgage loans, including Freddie Mac, the Federal Housing Administration (“FHA”), the United States Department of Veterans Affairs (“VA”), Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-guaranteed loans), the Federal Home Loan Banks (“FHLBs”), U.S. banks and thrifts, securities dealers, insurance companies, pension funds, investment funds and other mortgage investors.

Fannie Mae Third Quarter 2020 Form 10-Q	29

MD&A | Single-Family Business
The table below shows our estimated share of mortgage acquisitions from 2000 through the first nine months of 2020.
Fannie Mae Single-Family Acquisition Share of Total Market Originations(1)
(1) Acquisition share is calculated as the ratio of Fannie Mae single-family acquisitions over our estimate of total market originations. We exclude our purchase of delinquent loans from our MBS trusts in the calculation of our acquisition share.
(2) Recession periods include any year in which any month in that year is determined to be recessionary by the National Bureau of Economic Research.
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $383.8 billion for the third quarter of 2020, compared with $188.5 billion for the third quarter of 2019. This increase was driven by a high volume of refinance activity in the second and third quarters of 2020 due to historically low mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the third quarter of 2020 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
Third Quarter 2020

Fannie Mae Third Quarter 2020 Form 10-Q	30

MD&A | Single-Family Business
We estimate our share of single-family mortgage-related securities issuances was 45% in the second quarter of 2020 and 39% in the third quarter of 2019.
Single-Family Mortgage Market
Housing activity improved substantially in the third quarter of 2020, remaining resilient in the face of the COVID-19 pandemic. While we expect a slight slowdown in housing activity in the fourth quarter of 2020, we expect solid gains in total home sales and housing starts for full-year 2020 over 2019 levels. Additionally, we expect mortgage rates to remain low through 2021, supporting refinance originations, which we expect to reach the highest level since 2003 this year.
Housing activity increased in the third quarter of 2020 compared with the second quarter of 2020. Total existing home sales averaged 6.1 million units annualized in the third quarter of 2020, compared with 4.3 million units in the second quarter of 2020, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales increased during the third quarter of 2020, averaging an annualized rate of 973,000 units, compared with 703,000 units in the second quarter of 2020.
The 30-year fixed mortgage rate averaged 2.95% in the third quarter of 2020, compared with 3.23% in the second quarter of 2020, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2020 will increase from 2019 levels by approximately 66%, from an estimated $2.46 trillion in 2019 to $4.08 trillion in 2020 (an all-time high for annual originations), and that the amount of originations in the U.S. single-family mortgage market that are refinances will increase from an estimated $1.14 trillion in 2019 to $2.59 trillion in 2020.
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,120.3 billion as of September 30, 2020 and $2,951.9 billion as of December 31, 2019.
Single-Family Business Metrics
Net interest income for our Single-Family business is driven by the guaranty fees we charge and the size of our single-family conventional guaranty book of business. Our business volume and growth in our guaranty book of business is affected by the rate of growth in total U.S. residential mortgage debt outstanding, the size of the U.S. residential mortgage market and our share of mortgage acquisitions. The guaranty fees we charge are based on the characteristics of the loans we acquire. We may adjust our guaranty fees in light of market conditions and to achieve return targets, which are based on FHFA’s conservatorship capital framework that currently applies to Fannie Mae. As a result, the average charged guaranty fee on new acquisitions may fluctuate based on the credit quality and product mix of loans acquired, as well as market conditions and other factors.
We are implementing a new adverse market refinance fee effective December 1, 2020. The new fee is intended to help us offset some of the higher projected expenses and risk due to COVID-19. For every $1 billion in eligible refinance loans we acquire, we will collect $5 million in adverse market refinance fees, which will be amortized into net interest income over the contractual life of the loans as a cost basis adjustment. See “Executive Summary—COVID-19 Impact” for additional information on the new adverse market refinance fee we plan to implement.

Fannie Mae Third Quarter 2020 Form 10-Q	31

MD&A | Single-Family Business
The charts below display our average charged guaranty fees, net of TCCA fees, on our single-family conventional guaranty book of business and on new single-family conventional loan acquisitions, along with our average single-family conventional guaranty book of business and our single-family conventional loan acquisitions for the periods presented.
Select Single-Family Business Metrics
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
Average charged guaranty fee represents, on an annualized basis, the sum of the average base guaranty fees for our single-family conventional guaranty arrangements, which we receive over the life of the loan, during the period, plus the recognition of any upfront cash payments relating to these guaranty arrangements based on an estimated average life at the time of acquisition. Management uses average charged guaranty fee on new acquisitions as a metric to assess the reasonableness of our compensation for the credit risk we manage on newly acquired single-family loans.
Our average charged guaranty fee on new single-family conventional acquisitions decreased in the third quarter of 2020 compared with the third quarter of 2019 due to the improved credit risk profile of our third quarter 2020 acquisitions. See “Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” for further information on the credit risk profile of our acquisitions in the third quarter of 2020 as compared with the third quarter of 2019.
If refinances continue to be a large proportion of our acquisitions in 2021, we expect our average charged guaranty fee on new single-family conventional acquisitions to increase in 2021 as a result of the new adverse market refinance fee we plan to implement on December 1, 2020.
We use loan-level price adjustments, including various upfront risk-based fees and the new adverse market refinance fee, to price for the credit risk we assume in providing our guaranty. FHFA must approve changes to the national loan-level price adjustments we charge and can direct us to make other changes to our single-family guaranty fee pricing.

Fannie Mae Third Quarter 2020 Form 10-Q	32

MD&A | Single-Family Business

Single-Family Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(Dollars in millions)
Net interest income(2)	$5,870	$4,484	$1,386	$15,350	$12,942	$2,408
Fee and other income	73	156	(83)	238	350	(112)
Net revenues	5,943	4,640	1,303	15,588	13,292	2,296
Investment gains, net	583	198	385	527	709	(182)
Fair value losses, net	(244)	(719)	475	(1,734)	(2,364)	630
Administrative expenses	(634)	(634)	—	(1,888)	(1,899)	11
Credit-related income (expense)(3)	478	1,747	(1,269)	(1,556)	3,391	(4,947)
TCCA fees(2)	(679)	(613)	(66)	(1,976)	(1,806)	(170)
Credit enhancement expense	(274)	(240)	(34)	(897)	(639)	(258)
Change in expected credit enhancement recoveries(4)	(48)	—	(48)	218	—	218
Other expenses, net(5)	(307)	(184)	(123)	(722)	(540)	(182)
Income before federal income taxes	4,818	4,195	623	7,560	10,144	(2,584)
Provision for federal income taxes	(1,049)	(872)	(177)	(1,623)	(2,125)	502
Net income	$3,769	$3,323	$446	$5,937	$8,019	$(2,082)
(1)See “Note 9, Segment Reporting” for information about our segment allocation methodology.
(2)Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”
(3)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related income for the three and nine months ended September 30, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(4)Consists of change in benefits recognized from our single-family freestanding credit enhancements, which primarily relate to our CAS and CIRT programs. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(5)Consists primarily of debt extinguishment gains and losses, housing trust fund expenses, servicer fees paid in connection with certain loss mitigation activities, and loan subservicing costs.
Net Interest Income
Single-family net interest income increased in the third quarter and first nine months of 2020 compared with the third quarter and first nine months of 2019, driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Investment Gains, Net
Single-family investment gains, net increased in the third quarter of 2020, compared with the third quarter of 2019, as a result of an increase in both volume and gains on sales of single-family reperforming loans.
Single-family investment gains, net decreased in the first nine months of 2020, compared with the first nine months of 2019, as a result of a lower volume of sales of single-family reperforming loans.
The drivers of investment gains, net for the Single-Family segment are consistent with the drivers of investment gains, net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains, Net.”
Fair Value Losses, Net
Fair value losses, net in the third quarter of 2020 were primarily driven by decreases in the fair value of our mortgage commitment derivatives and losses on trading securities, partially offset by fair value gains on credit enhancement derivatives.

Fannie Mae Third Quarter 2020 Form 10-Q	33

MD&A | Single-Family Business
Fair value losses, net in the first nine months of 2020 were primarily driven by decreases in the fair value of our mortgage commitment derivatives and increases in the fair value of long-term debt of consolidated trusts held at fair value, partially offset by fair value gains on trading securities and CAS debt.
Fair value losses, net in the third quarter and first nine months of 2019 were primarily driven by net interest expense accruals on our risk management derivatives combined with decreases in the fair value of our pay-fixed risk management derivatives, partially offset by increases in the fair value of our receive-fixed risk management derivatives, and decreases in the fair value of our mortgage commitment derivatives. In addition, increases in the fair value of our debt also resulted in fair value losses for the third quarter and first nine months of 2019.
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
Credit-Related Income (Expense)
Credit-related income for the third quarter of 2020 was primarily driven by a decrease in our allowance for loan losses due to an increase in actual and forecasted home prices and the redesignation of certain reperforming single-family loans from HFI to HFS. This was partially offset by an increase to our allowance for loan losses we expect to incur as a result of the COVID-19 pandemic as well as an increase in the allowance on accrued interest receivable due to the updated application of our nonaccrual policy.
Credit-related expense for the first nine months of 2020 was primarily driven by an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 pandemic as well as an increase in the allowance on accrued interest receivable due to the updated application of our nonaccrual policy. This was partially offset by lower actual and projected mortgage interest rates and the redesignation of certain reperforming single-family loans from HFI to HFS.
Credit-related income for the third quarter and first nine months of 2019 was primarily driven by the redesignation of certain single-family loans from HFI to HFS; a model enhancement, including the incorporation of updated loan performance data; an increase in actual and forecasted home prices; lower actual and projected mortgage interest rates; and changes in loan activity related to loan liquidations.
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
Temporary policy flexibilities and updates to our Selling Guide requirements are designed to mitigate the operational impact of COVID-19 on loan underwriting and originations. These flexibilities include:
•purchasing certain loans that are subject to a COVID-19-related payment forbearance at the time of sale, subject to payment of a loan-level price adjustment;
•offering additional methods of obtaining verbal verifications of borrower employment;
•allowing alternative property valuation methods; and
•expanding guidelines for the use of a power of attorney.
Temporary policy updates to provide clarity and mitigate risk include:
•assessment of more recent documentation of borrower employment (including self-employment), income, and assets;

Fannie Mae Third Quarter 2020 Form 10-Q	34

MD&A | Single-Family Business
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
COVID-19 Servicing Policies
We also continue to work with Freddie Mac as instructed by FHFA and/or as required by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), to implement temporary policies to enable our single-family loan servicers to better assist borrowers impacted by COVID-19. We issued initial requirements to servicers on temporary policies to assist borrowers impacted by COVID-19 in March 2020, and have subsequently amended the requirements. We will continue monitoring the market to determine whether further adjustments to or extensions of our temporary policies are appropriate.
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
•beginning July 1, 2020, offer a payment deferral workout option to eligible borrowers who have resolved a COVID-19-related financial hardship but cannot afford to bring the loan current by reinstating the loan (that is, repaying all the missed payments at one time) or through a repayment plan (that is, repaying the missed payments over time). The payment deferral workout option allows the borrower to defer up to 12 months of past-due payments, without interest, to the end of the loan term (or when the loan is refinanced, the property is sold or the loan is otherwise paid off before the end of the loan term). All other terms of the loan remain unchanged;
•suspend foreclosures and foreclosure-related activities for single-family properties through at least December 31, 2020, other than for vacant or abandoned properties; and
•report as current to the credit bureaus the obligation of a borrower who receives a forbearance plan or other form of relief as a result of the COVID-19 pandemic during the covered period if the borrower was current before the accommodation and makes payments as agreed under the accommodation in accordance with the Fair Credit Reporting Act, as amended by the CARES Act.
Certain states and localities have implemented COVID-19-related borrower and renter protections that are more extensive than the CARES Act requirements or our Servicing Guide requirements. States and localities may continue to consider such proposals in the future or extend the time period of existing protections. Our servicers must comply with all applicable laws.
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
We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, make changes to DU, including its eligibility criteria, to ensure that the loans we acquire are consistent with our risk appetite and FHFA guidance.
For further information regarding Desktop Underwriter, please see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2019 Form 10-K.

Fannie Mae Third Quarter 2020 Form 10-Q	35

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

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	28%	16%	25%	16%	21%	19%
60.01% to 70%	15	12	16	12	14	13
70.01% to 80%	33	38	34	37	36	37
80.01% to 90%	11	13	12	13	12	12
90.01% to 95%	10	14	10	14	11	12
95.01% to 100%	3	7	3	8	4	5
Greater than 100%	*	—	*	*	2	2
Total	100%	100%	100%	100%	100%	100%
Weighted average	71%	77%	72%	77%	74%	76%
Average loan amount	$281,202	$269,204	$279,641	$255,909	$181,361	$173,804
Estimated mark-to-market LTV ratio:(5)
<= 60%					52%	54%
60.01% to 70%					17	17
70.01% to 80%					18	16
80.01% to 90%					9	8
90.01% to 100%					4	5
Greater than 100%					*	*
Total					100%	100%
Weighted average					57%	57%
Product type:
Fixed-rate:(6)
Long-term	84%	90%	85%	90%	85%	85%
Intermediate-term	16	10	15	9	14	13
Total fixed-rate	100	100	100	99	99	98
Adjustable-rate	*	*	*	1	1	2
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	99%	98%	98%	98%	97%	97%
2 to 4 units	1	2	2	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	92%	91%	92%	91%	91%	91%
Condo/Co-op	8	9	8	9	9	9
Total	100%	100%	100%	100%	100%	100%

Fannie Mae Third Quarter 2020 Form 10-Q	36

MD&A | Single-Family Business

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Occupancy type:
Primary residence	92%	93%	93%	91%	89%	89%
Second/vacation home	4	3	3	4	4	4
Investor	4	4	4	5	7	7
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	—%	* %	* %	* %	1%	1%
620 to < 660	2	3	2	4	5	5
660 to < 680	2	3	2	4	4	5
680 to < 700	5	7	5	8	7	7
700 to < 740	17	22	19	23	20	21
>= 740	74	65	72	61	63	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	762	751	759	747	749	746
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	81%	74%	79%	71%	77%	76%
43.01% to 45%	7	9	8	9	9	9
Greater than 45%	12	17	13	20	14	15
Total	100%	100%	100%	100%	100%	100%
Weighted average	33%	36%	34%	36%	35%	35%
Loan purpose:
Purchase	32%	54%	31%	59%	40%	45%
Cash-out refinance	17	18	19	19	20	19
Other refinance	51	28	50	22	40	36
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	14%	14%	14%	14%	15%	15%
Northeast	12	14	12	14	17	17
Southeast	21	21	21	22	22	22
Southwest	20	20	21	21	18	18
West	33	31	32	29	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2014 and prior					29%	38%
2015					6	8
2016					10	14
2017					8	12
2018					7	11
2019					13	17
2020					27	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Third Quarter 2020 Form 10-Q	37

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
Characteristics of our New Single-Family Loan Acquisitions
Our share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans increased in the third quarter of 2020 compared with the third quarter of 2019, primarily due to a lower interest-rate environment, which encouraged refinance activity. Typically, refinance loans have lower LTV ratios than home purchase loans. This trend contributed to a decrease in the percentage of our single-family loan acquisitions with LTV ratios over 90%, from 21% in the third quarter of 2019 to 13% in the third quarter of 2020. The historically low interest-rate environment, combined with the high level of refinancing activity, also led to an increase in the percentage of loans we acquired with a FICO credit score over 740, from 65% in the third quarter of 2019 to 74% in the third quarter of 2020.
Our share of acquisitions of loans with DTI ratios above 45% decreased in the third quarter of 2020 compared with the third quarter of 2019. This decrease was driven in part by changes in our eligibility guidelines implemented in 2019 to further limit risk layering, particularly with respect to loans with DTI ratios above 45%, as well as by a higher volume of refinance loan acquisitions, which tend to have lower DTI ratios than home purchase loans.
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

Fannie Mae Third Quarter 2020 Form 10-Q	38

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
Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the institutional counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Note 13, Concentrations of Credit Risk” in our 2019 Form 10-K and “Note 10, Concentrations of Credit Risk” in this report. Also see “Risk Factors” in our 2019 Form 10-K and in this report.
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

Single-Family Loans with Credit Enhancement
	As of
	September 30, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$674	21%	$653	22%
Connecticut Avenue Securities	708	23	919	31
Credit Insurance Risk Transfer	246	8	275	10
Lender risk-sharing	113	4	147	5
Less: Loans covered by multiple credit enhancements	(338)	(11)	(438)	(15)
Total single-family loans with credit enhancement	$1,403	45%	$1,556	53%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to domestic and international investors and reinsurers in the private market. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2019 Form 10-K, we have three primary single-family credit risk transfer programs: Connecticut Avenue Securities®, Credit Insurance Risk Transfer, and lender risk-sharing. In March 2020, FHFA directed us to wind down our single-family lender risk-sharing transactions by the end of this year. We continually evaluate our credit risk transfer transactions which, in addition to managing our credit risk, also affect our returns on capital under FHFA’s conservatorship capital requirements.
Though we engaged in transactions in the first quarter, we did not enter into new single-family credit risk transfer transactions in the second quarter of 2020 due to adverse market conditions resulting from the COVID-19 pandemic. Although market conditions improved in the third quarter, we did not enter into any new single-family credit risk transfer transactions in the third quarter and currently do not have plans to engage in additional new single-family credit risk transfer transactions in the near future, as we evaluate FHFA’s recently proposed capital rule, FHFA’s conservatorship scorecard requirements and other factors. FHFA’s proposed capital rule would reduce the amount of capital relief we obtain from these transactions. Not entering into credit risk transfer transactions in the second and third quarters of 2020 contributed to the percentage of loans in our single-family conventional guaranty book of business with credit enhancement declining from 53% as of December 31, 2019 to 45% as of September 30, 2020.
We will continue to review our plans, which may be affected by our evaluation of the proposed capital rule and changes in the rule as it is finalized, our progress in meeting FHFA’s conservatorship scorecard, the strength of future market conditions, and our review of our overall business and capital plan to enable us to exit conservatorship. See “Risk Factors” in this report for

Fannie Mae Third Quarter 2020 Form 10-Q	39

MD&A | Single-Family Business
additional information on the risks associated with the constraints on new credit risk transfer transactions and “MD&A—Legislation and Regulation” in our Second Quarter 2020 Form 10-Q for more information on FHFA’s proposed capital rule.
The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. During the first nine months of 2020, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $133 billion at the time of the transactions. As of September 30, 2020, approximately 35% of the loans in our single-family conventional guaranty book of business, measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction.

Single-Family Credit Risk Transfer Transactions
Issuances from Inception to September 30, 2020
(Dollars in billions)
Senior	Fannie Mae(1) $2,096				Initial Reference Pool(5) $2,173

Mezzanine	Fannie Mae(1) $2	CIRT(2)(3) $12	CAS(2) $41	Lender Risk-Sharing(2)(4) $4

First Loss	Fannie Mae(1) $9		CAS(2)(6) $6	Lender Risk-Sharing(2)(4) $3

Outstanding as of September 30, 2020
(Dollars in billions)
Senior	Fannie Mae(1) $1,089				Outstanding Reference Pool(5)(7) $1,138

Mezzanine	Fannie Mae(1) $1	CIRT(2)(3) $9	CAS(2) $18	Lender Risk-Sharing(2)(4) $4

First Loss	Fannie Mae(1) $9		CAS(2)(6) $6	Lender Risk-Sharing(2)(4) $2

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $7 billion at issuance and approximately $2.5 billion outstanding as of September 30, 2020.
(4)For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.
(5)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(6)For CAS transactions, “First Loss” represents all B tranche balances.
(7)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, $1,067 billion as of September 30, 2020.

Fannie Mae Third Quarter 2020 Form 10-Q	40

MD&A | Single-Family Business
The following table displays the approximate cash paid or transferred to investors for these credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Nine Months Ended September 30,
	2020	2019
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$773	$724
CIRT transactions	300	264
Lender risk-sharing transactions	228	207
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

Single-Family Loans without Credit Enhancement
	As of
	September 30, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$865	28%	$736	25%
Pre-credit risk transfer program inception(2)	506	16	608	20
Recently acquired(3)	741	24	287	10
Other(4)	284	9	246	8
Less: Loans in multiple categories	(679)	(22)	(481)	(16)
Total single-family loans currently without credit enhancement	$1,717	55%	$1,396	47%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi Plus loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of September 30, 2020 or December 31, 2019.

Fannie Mae Third Quarter 2020 Form 10-Q	41

MD&A | Single-Family Business
Single-Family Problem Loan Management
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Problem Loan Management” in our 2019 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related information. The discussion below updates some of that information. We also provide ongoing credit performance information on loans underlying single-family Fannie Mae MBS and loans covered by single-family credit risk transfer transactions. For loans backing Fannie Mae MBS, see the “Forbearance and Delinquency Dashboard” available in the MBS section of our Data Dynamics® tool, which is available at www.fanniemae.com/datadynamics. For loans covered by credit risk transfer transactions, see the “Deal Performance Data” report available in the CAS and CIRT sections of the tool. Information on our website is not incorporated into this report.
Delinquency
The tables below display the delinquency status of loans and changes in the volume of seriously delinquent loans in our single-family conventional guaranty book of business, based on the number of loans. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process, expressed as a percentage of our single-family conventional guaranty book of business based on loan count. Management monitors the single-family serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with single-family loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
As described above in “Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—COVID-19 Servicing Policies,” pursuant to the CARES Act, for purposes of reporting to the credit bureaus, servicers must report a borrower receiving a COVID-19-related payment accommodation during the covered period, such as a forbearance plan or loan modification, as current if the borrower was current prior to receiving the accommodation and the borrower makes all required payments in accordance with the accommodation. For purposes of our disclosures regarding delinquency status, we will continue to report loans receiving COVID-19-related payment forbearance as delinquent according to the contractual terms of the loan.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2020	December 31, 2019	September 30, 2019
Delinquency status:
30 to 59 days delinquent	1.11%	1.27%	1.28%
60 to 89 days delinquent	0.50	0.35	0.35
Seriously delinquent (“SDQ”)	3.20	0.66	0.68
Percentage of SDQ loans that have been delinquent for more than 180 days	18%	49%	50%
Percentage of SDQ loans that have been delinquent for more than two years	3	11	11

	For the Nine Months Ended September 30,
	2020	2019
Single-family SDQ loans (number of loans):
Beginning balance	112,434	130,440
Additions	719,100	150,288
Removals:
Modifications and other loan workouts	(134,266)	(35,242)
Liquidations and sales	(37,801)	(39,066)
Cured or less than 90 days delinquent	(108,058)	(91,255)
Total removals	(280,125)	(165,563)
Ending balance	551,409	115,165

Fannie Mae Third Quarter 2020 Form 10-Q	42

MD&A | Single-Family Business
Our single-family serious delinquency rate increased as of September 30, 2020 compared with December 31, 2019 and September 30, 2019, due to the economic dislocation caused by the COVID-19 pandemic, which increased borrower participation in forbearance plans. A significant majority of our single-family SDQ loan additions in the first nine months of 2020 have been in a COVID-19-related forbearance. Our single-family serious delinquency rate excluding loans in forbearance was 0.65% as of September 30, 2020. We expect the COVID-19 pandemic to result in a continued higher single-family serious delinquency rate over the next several quarters.
Certain higher-risk loan categories, such as Alt-A loans and our 2005 through 2008 loan vintages, continue to exhibit higher-than-average delinquency rates. Single-family loans originated in 2005 through 2008 constituted 3% of our conventional single-family book of business as of September 30, 2020, but constituted 14% of our seriously delinquent single-family loans as of September 30, 2020 and drove 59% of our single-family credit losses in the first nine months of 2020.
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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2020			December 31, 2019			September 30, 2019
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	13%	3.04%	19%	6%	0.32%	19%	7%	0.32%
Florida	6	10	4.76	6	8	0.84	6	8	0.87
Illinois	3	4	3.46	4	6	0.91	4	6	0.92
New Jersey	3	5	5.31	3	5	1.13	3	5	1.21
New York	5	7	5.39	5	8	1.18	5	8	1.24
All other states	64	61	2.85	63	67	0.64	63	66	0.65
Product type:
Alt-A(2)	1	5	9.46	2	9	2.95	2	10	3.09
Vintages:
2004 and prior	2	9	5.81	2	20	2.48	2	21	2.53
2005-2008	3	14	9.84	4	33	4.11	4	36	4.24
2009-2020	95	77	2.74	94	47	0.35	94	43	0.33
Estimated mark-to-market LTV ratio:
<= 60%	52	54	2.70	54	52	0.53	55	52	0.54
60.01% to 70%	17	18	4.13	17	17	0.80	17	17	0.81
70.01% to 80%	18	15	3.66	16	14	0.75	16	14	0.79
80.01% to 90%	9	10	4.98	8	9	1.00	8	9	1.04
90.01% to 100%	4	2	3.05	5	4	0.86	4	4	0.97
Greater than 100%	*	1	21.74	*	4	10.14	*	4	10.62
Credit enhanced:(3)
Primary MI & other(4)	21	26	4.73	22	26	0.96	22	26	0.97
Credit risk transfer(5)	35	37	3.79	45	16	0.27	41	13	0.27
Non-credit enhanced	55	51	2.73	47	66	0.79	51	67	0.75
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

Fannie Mae Third Quarter 2020 Form 10-Q	43

MD&A | Single-Family Business
enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2020 was 45%.
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
Single-Family Loans in Forbearance
As a part of our relief programs and pursuant to the CARES Act, we are providing payment forbearance for up to 12 months to borrowers experiencing a COVID-19-related financial hardship. We estimate that, through September 30, 2020, approximately 7.3% of the single-family loans, based on loan count, in our conventional guaranty book of business as of March 31, 2020 have been in a COVID-19-related forbearance at some point in time (referred to as our “single-family cumulative forbearance take-up rate”). As shown in the tables below, many of these loans have exited forbearance; therefore, the percentage of loans in our single-family conventional guaranty book of business in forbearance as of September 30, 2020 has declined to 4.1%.
Due to the economic dislocation caused by the COVID-19 pandemic, we expect the number of single-family loans in forbearance to remain elevated through 2021 compared with pre-pandemic levels. Some borrowers whose loans are in forbearance continued making payments according to the original contractual terms of the loan notwithstanding the forbearance arrangement; we expect some of these borrowers will continue to do so. The vast majority of our single-family conventional loans in forbearance as of September 30, 2020 was due to borrowers experiencing a COVID-19-related financial hardship.
The table below provides information on the number, amortized cost and unpaid principal balance of our single-family loans in forbearance.

Single-Family Loans in Forbearance
	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Number of loans	703,346	5,415
Amortized cost	$148,159	$989
Unpaid principal balance	$145,274	$991
Percentage of single-family conventional guaranty book of business based on loan count	4.1%	*
Percentage of single-family conventional guaranty book of business based on unpaid principal balance	4.7	*
*    Represents less than 0.05% of single-family conventional guaranty book of business.

The following table displays interest income recognized on single-family loans in forbearance held as of period end. As discussed in “Note 1, Summary of Significant Accounting Policies,” we have updated our application of our nonaccrual accounting policy for those loans negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months. If those loans are in a forbearance plan, where we have provided relief beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured according to the updated policy. Additionally, we record a provision for loan losses on the associated accrued interest income as a component of “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income. This update resulted in a significant portion of delinquent loans, including those in forbearance, remaining on accrual status. As a result of the application of our updated nonaccrual policy, we recognized $2.0 billion of interest income for the first nine months of 2020, on loans that were in forbearance during the year, including amounts recognized on loans that subsequently exited forbearance.

Interest Income Recognized on Single-Family Loans in Forbearance
	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
	(Dollars in millions)
Interest income recognized on loans in forbearance held as of period end(1)	$1,488	$4,396

Fannie Mae Third Quarter 2020 Form 10-Q	44

MD&A | Single-Family Business
(1)    Represents interest income recognized on these loans during the period, including amounts recognized on loans that continue to perform while in forbearance as well as interest income prior to entry into a forbearance arrangement.
The amount of interest income we recognized on loans in forbearance was not material for the three and nine months ended September 30, 2019, which was prior to the Interagency Statement and the update to our application of our nonaccrual policy.
The table below provides information on the delinquency status and credit profile of our single-family loans in forbearance. While the credit profile of our single-family loans in forbearance is somewhat weaker than the overall credit profile of our single-family conventional guaranty book of business, only 2% of our single-family loans in forbearance with a mark-to-market LTV ratio over 80% are not covered by mortgage insurance.

Delinquency Status and Risk Characteristics of Loans in Forbearance
	As of September 30, 2020			As of December 31, 2019
	Number of Loans	Percentage of Loans in Forbearance(1)	Unpaid Principal Balance	Number of Loans	Percentage of Loans in Forbearance(1)	Unpaid Principal Balance
	(Dollars in millions)
Delinquency status:
Current	142,333	20%	$27,532	454	8%	$76
30 to 59 days delinquent	59,752	9	11,579	592	11	103
60 to 89 days delinquent	57,237	8	11,166	710	13	126
Seriously delinquent	444,024	63	94,997	3,659	68	686
Total loans in forbearance	703,346	100%	$145,274	5,415	100%	$991

			As of September 30, 2020		As of December 31, 2019
			Number of Loans	Percentage of Unpaid Principal Balance in Forbearance	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance

Loans in forbearance with certain higher-risk characteristics:(2)
Estimated mark-to-market LTV ratio > 80%			101,883	19%	1,073	24%
Estimated mark-to-market LTV ratio > 80% without mortgage insurance			11,853	2	54	1
DTI > 43%			292,989	44	1,956	39
FICO credit score at origination < 680			210,311	26	2,395	42
(1)Calculated as a percentage based on loan count.
(2)The higher-risk categories are not mutually exclusive.
Prior to expiration of a borrower's forbearance plan, servicers are required to contact the borrower no later than 30 days before the end of the forbearance period to evaluate them for a workout option after the forbearance period. Those options include:
•a reinstatement (where the borrower repays all of the missed payments at one time);
•a repayment plan (where the borrower repays the missed payments over time);
•a payment deferral (where the borrower defers the missed payments to the end of the loan term, or to when the loan is refinanced, the property is sold or the loan is otherwise paid off before the end of the loan term); or
•a modification of the loan terms so that the borrower may be brought current, which typically results in the borrower making reduced monthly contractual payments over a longer period of time.
Unlike a loan modification, repayment plans and payment deferrals do not require us to purchase the loan out of trust.

Fannie Mae Third Quarter 2020 Form 10-Q	45

MD&A | Single-Family Business
The table below displays the status as of the current period end of the single-family loans in our guaranty book of business that have received a forbearance.

Status of Single-Family Forbearance Loans
	As of September 30, 2020
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:
Active forbearance	703,346	56%
Payment deferral	126,483	10
Modification(1)	6,276	1
Repayment plan	7,969	1
Reinstated(2)	272,738	22
Other(3)	34,370	3
Total loans that received a forbearance in our single-family guaranty book of business	1,151,182	93
Loans that have received a forbearance, but liquidated	90,096	7
Total loans that have received a forbearance(4)	1,241,278	100%
(1)    Includes loans that are in trial modifications.
(2)     Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(3) Includes loans that were delinquent upon the expiration of the forbearance arrangement and did not enter into a modification or other loan workout.
(4)     Includes 5,415 loans that were in forbearance as of January 1, 2020.
Principal and Interest Payments while Loans are in Forbearance
While a loan is in forbearance and backs an MBS trust, investors in the MBS are entitled to continue to receive principal and interest payments on the MBS even though the borrower is not required to make principal and interest payments on the loan. For the majority of loans in our single-family guaranty book of business, our Single-Family Servicing Guide has, until recently, required servicers to advance missed scheduled principal and interest payments to the MBS trusts until the loans were purchased from the MBS trusts. Because we typically do not purchase loans from MBS trusts while they are in forbearance, this servicer payment obligation could have continued for the entirety of the forbearance plan (which could be up to 12 months). In April 2020, FHFA instructed us to reduce our single-family servicers’ obligations to advance these missed borrower payments and to only require servicers to advance missed scheduled principal and interest payments on a loan for the first four months of missed borrower payments beginning August 2020. After four months, we will make the missed scheduled principal and interest payments to the MBS trust for payment to MBS holders so long as the loan remains in the MBS trust. For the three and nine months ended September 30, 2020, we advanced $458 million in missed borrower principal and interest payments to MBS trusts for payment to MBS holders. See “Retained Mortgage Portfolio” for a description of when we purchase loans from single-family MBS trusts. Also, see “Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity” for information on the COVID-19 pandemic’s impact on our liquidity and debt funding needs.

Fannie Mae Third Quarter 2020 Form 10-Q	46

MD&A | Single-Family Business
Loan Workout Metrics
Loan workouts represent actions taken by us to help reinstate a loan to current status and help homeowners stay in their home or to otherwise avoid foreclosure. Our loan workouts reflect various types of home retention solutions, including repayment plans, payment deferrals and loan modifications. Our loan workouts also include foreclosure alternatives, such as short sales and deeds-in-lieu of foreclosure.
The table below displays the unpaid principal balance of completed single-family loan workouts by type for the first nine months of 2019 compared with the first nine months of 2020, as well as the number of loan workouts for each period. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment plans that have been initiated but not completed.
(1)There were approximately 13,600 loans in a trial modification period that were not yet complete as of September 30, 2020.
(2)Includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. For the nine months ended September 30, 2019, includes $90 million of completed forbearance arrangements that involve loans that were 90 days or more delinquent. Beginning with the nine months ended September 30, 2020, we exclude completed forbearance arrangements from the table.
(3)The total amount of principal and interest deferred to the end of the loan term for single-family loans was $720 million for the nine months ended September 30, 2020.
The increase in home retention solutions in the first nine months of 2020 compared with the first nine months of 2019 was primarily driven by completed COVID-19-related payment deferrals.
In March 2020, we began providing payment forbearance for up to 12 months to borrowers experiencing a COVID-19-related financial hardship, which has resulted in loans that otherwise might have entered into a loan workout to instead remain in a forbearance arrangement that has not yet completed. As these forbearance arrangements end, we expect continued increases in our loan workout volumes.

Fannie Mae Third Quarter 2020 Form 10-Q	47

MD&A | Single-Family Business
REO Management
If a loan defaults, we may acquire the home through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Nine Months Ended September 30,
	2020	2019
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	17,501	20,156
Acquisitions by geographic area:(2)
Midwest	1,298	3,734
Northeast	1,104	3,858
Southeast	1,572	5,001
Southwest	862	2,256
West	381	1,334
Total REO acquisitions(1)	5,217	16,183
Dispositions of REO	(13,146)	(18,468)
End of period inventory of single-family REO properties(1)	9,572	17,871
Carrying value of single-family REO properties (dollars in millions)	$1,347	$2,349
Single-family foreclosure rate(3)	0.04%	0.13%
REO net sales price to unpaid principal balance(4)	86%	78%
Short sales net sales price to unpaid principal balance(5)	80%	78%
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
The decline in single-family REO properties in the first nine months of 2020 compared with the first nine months of 2019 was primarily due to the suspension of foreclosures. In response to the pandemic and with instruction from FHFA, we have prohibited our servicers from completing foreclosures on our single-family loans through at least December 31, 2020, except in the case of vacant or abandoned properties.
Other Single-Family Credit Information
Single-Family Credit Loss Metrics and Loan Sale Performance
The single-family credit loss and loan sale performance measures below present information about gains or losses we realized on our single-family loans during the periods presented. The amount of these gains or losses in a given period is driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms within generally accepted accounting principles in the United States of America (“GAAP”) and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in tandem with leading indicators such as SDQ and forbearance rates, which are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit performance and the factors that impact our credit performance.

Fannie Mae Third Quarter 2020 Form 10-Q	48

MD&A | Single-Family Business
We revised the presentation of our single-family credit loss metrics in connection with our implementation of the CECL standard in January 2020, principally by separating the “Charge-offs, net of recoveries” line item into three line items: “Write-offs,” “Recoveries” and “Write-offs on the redesignation of mortgage loans from HFI to HFS.” Because sales of nonperforming and reperforming loans have been an important part of our credit loss mitigation strategy in recent periods, we also provide information in the table below on our loan sale performance through the “Gains on sales and other valuation adjustments” line item.
We suspended new sales of nonperforming and reperforming loans in the second quarter of 2020, as investor interest in purchasing these loans was severely impacted by the COVID-19 pandemic and its effects. Market conditions for the sale of these loans, particularly reperforming loans, has improved following the second quarter of 2020. As a result, we resumed sales of reperforming loans in the third quarter of 2020.
The table below displays the components of our single-family credit loss metrics and loan sale performance.

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2020			2019			2020			2019
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Write-offs	$(35)			$(47)			$(150)			$(275)
Recoveries	7			19			26			106
Foreclosed property expense	(64)			(93)			(145)			(362)
Credit losses and credit loss ratio	(92)	1.2	bps	(121)	1.7	bps	(269)	1.2	bps	(531)	2.4	bps
Write-offs on the redesignation of mortgage loans from HFI to HFS(2)	(227)			(227)			(236)			(946)
Gains on sales and other valuation adjustments(3)	486			185			407			493
Net gains (losses) from credit losses, write-offs on redesignations, and gains on sales and other valuation adjustments, and related ratios	$167	(2.2)	bps	$(163)	2.2	bps	$(98)	0.4	bps	$(984)	4.5	bps
(1)Basis points are calculated based on the amount of each line item annualized divided by the average single-family conventional guaranty book of business during the period.
(2)Consists of the lower of cost or fair value adjustment at time of redesignation.
(3)Consists of gains or losses realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower-of-cost-or-market adjustments on HFS loans, which are recognized in “Investment gains, net” in our condensed consolidated financial statements.
Our single-family credit losses and credit loss ratios decreased in the third quarter and first nine months of 2020 compared with the third quarter and first nine months of 2019 primarily due to reduced foreclosures driven mostly by the COVID-19-related foreclosure moratorium.
Our single-family write-offs on redesignation decreased in the first nine months of 2020 compared with the first nine months of 2019 primarily as a result of a reduction in the volume of reperforming loans redesignated from HFI to HFS in the first nine months of 2020.
Gains on sales and other valuation adjustments increased in the third quarter of 2020 compared with the third quarter of 2019 primarily as a result of an increase in both volume and gains on sales of single-family reperforming loans.
We do not expect a substantial increase in our single-family credit losses in the near term as a result of COVID-19, as we are currently offering up to 12 months of forbearance to single-family borrowers suffering financial hardship relating to the pandemic and because we have suspended foreclosures and foreclosure-related activities for single-family properties through at least December 31, 2020. Over the longer term, we expect the COVID-19 pandemic will result in higher single-family credit losses, as reflected in our increased allowance for loan losses since the inception of the pandemic. See “Risk Factors” for additional information on the potential credit risk impact of the COVID-19 pandemic.
For information on our credit-related income or expense, which includes changes in our allowance, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Single-Family Business Financial Results.”

Fannie Mae Third Quarter 2020 Form 10-Q	49

MD&A | Single-Family Business
Single-Family Loss Reserves
Our single-family loss reserves, which include our allowance for loan losses and the related accrued interest receivable, and our reserve for guaranty losses, provide for an estimate of credit losses in our single-family guaranty book of business. For periods beginning January 1, 2020, our measurement of loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard and requires consideration of a broader range of reasonable and supportable forecast information to develop credit loss estimates. For prior periods, single-family loss reserves were measured using an incurred loss impairment methodology for loans that were collectively evaluated for impairment. For further details on our previous single-family loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies” in our 2019 Form 10-K.
The table below summarizes the changes in our single-family loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our single-family benefit or provision for credit losses see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Single-Family Loss Reserves
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(11,788)	$(11,239)	$(8,779)	$(14,007)
Transition impact of the adoption of the CECL standard	—	—	(1,231)	—
Benefit (provision) for credit losses	542	1,840	(1,409)	3,753
Write-offs	262	274	386	1,221
Recoveries	(7)	(19)	(26)	(106)
Other	23	(1)	91	(6)
Ending balance	$(10,968)	$(9,145)	$(10,968)	$(9,145)

Write-offs, net of recoveries annualized, as a percentage of the average single-family conventional guaranty book of business (in bps)	3.3	3.5	1.6	5.1

			As of
			September 30, 2020	December 31, 2019
Loss reserves as a percentage of single-family:
Conventional guaranty book of business			0.35%	0.30%
Nonaccrual loans at amortized cost			40.86	30.58

Fannie Mae Third Quarter 2020 Form 10-Q	50

MD&A | Single-Family Business
Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the single-family loans classified as TDRs that were on accrual status and single-family loans on nonaccrual status. The table includes our amortized cost in HFI and HFS single-family mortgage loans as well as interest income forgone and recognized for on-balance sheet TDRs on accrual status and nonaccrual loans. For more information on TDRs and nonaccrual loans, see “Note 3, Mortgage Loans.”
We have elected to account for eligible COVID-19-related loss mitigation activities, including forbearance plans, payment deferrals and loan modifications, as permitted under the CARES Act, which provides relief from TDR accounting and disclosure requirements. To be eligible for this treatment, a loan must not have been more than 30 days delinquent as of December 31, 2019, and the activity must occur between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date on which the COVID-19 pandemic national emergency terminates. Accordingly, we do not expect a significant increase in our single-family TDRs in 2020.
We have also updated the application of our accounting policy for nonaccrual loans that were negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months. If those loans are in a forbearance plan, where we have provided relief beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured according to the updated policy. This update, combined with the elevated number of borrowers in forbearance, contributed to a significant increase in loans accruing on-balance sheet that were past due 90 days or more as of September 30, 2020. As a result, we established a valuation allowance of $560 million for expected credit losses on single-family accrued interest receivable as of September 30, 2020. See “Note 1, Summary of Significant Accounting Policies” for additional information on our accounting for TDRs and nonaccrual loans.

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
TDRs on accrual status	$74,401	$81,634
Nonaccrual loans	26,842	28,708
Total TDRs on accrual status and nonaccrual loans	$101,243	$110,342
Accruing on-balance sheet loans past due 90 days or more(1)	$92,097	$191

	For the Nine Months Ended September 30,

	2020	2019
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$1,143	$1,280
Interest income recognized(3)	2,921	3,614
(1)Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. As of September 30, 2020, the substantial majority of these loans had a COVID-19-related forbearance.
(2)Represents the amount of interest income we did not recognize, but would have recognized during the period for nonaccrual loans and TDRs on accrual status held as of the end of each period had the loans performed according to their original contractual terms.
(3)Primarily includes amounts accrued while the loans were performing, including the amortization of any deferred cost basis adjustments, and cash payments received on nonaccrual loans held as of the end of each period.

Fannie Mae Third Quarter 2020 Form 10-Q	51

MD&A | Multifamily Business
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
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, were negatively impacted in many parts of the country throughout the third quarter of 2020 by the economic dislocation stemming from the COVID-19 pandemic.
•Vacancy rates. Based on preliminary third-party data, the estimated national multifamily vacancy rate for institutional investment-type apartment properties as of September 30, 2020 remained at 5.8%, the same as of June 30, 2020 and up from 5.3% as of September 30, 2019. The estimated national multifamily vacancy rate remains below its estimated average rate of about 6.0% over the last ten years. We believe that declining rents resulted in a boost in demand during the third quarter, especially in suburban markets, keeping the estimated national vacancy rates level.
•Rents. Effective rents are estimated to have declined by 0.3% during the third quarter of 2020, compared with an estimated decrease of 0.5% during the second quarter of 2020 and an increase of 0.8% during the third quarter of 2019. Although there was another quarter of estimated negative rent growth, the trend is improving compared with the second quarter of 2020. We believe that rising rent concession levels have been successful in increasing rental demand in certain locations, albeit while reducing current cash collections.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas. Based on current multifamily property sales data, transaction volumes have significantly declined since the second quarter, yet capitalization rates appear to have only increased slightly during the third quarter of 2020. This may be due to property owners choosing to retain their multifamily properties rather than accept a discounted offer in the current uncertain environment, thus keeping overall property values relatively stable.
Although the most recent third-party estimates indicate that approximately 450,000 new multifamily units are expected to be completed in 2020, we expect fewer new units due to delays stemming from earlier supply chain disruptions coupled with the current social distancing restrictions in place on construction sites across many parts of the country.
We expect the multifamily sector to be negatively impacted over the next several months from possible rising vacancy rates, as well as from declining or negative rent growth due to the economic dislocation resulting from the COVID-19 pandemic.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Over 90% of the multifamily units we financed in the third quarter of 2020 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.

Fannie Mae Third Quarter 2020 Form 10-Q	52

MD&A | Multifamily Business
FHFA’s 2020 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $100 billion for the five-quarter period from October 1, 2019 through December 31, 2020. Pursuant to FHFA’s guidelines, at least 37.5% of our multifamily business during that time period must be mission-driven, affordable housing, which includes loans on targeted affordable properties and loans on other properties with affordable units that meet certain income criteria. Our multifamily new business volume was $18.1 billion for the fourth quarter of 2019 and $48.9 billion for the first nine months of 2020, leaving $33.0 billion of capacity remaining under our current multifamily volume cap for the remainder of 2020.
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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the reasonableness of our annual compensation rate for the multifamily credit risk we manage. While our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire, it is also influenced by market forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap and the management of our overall portfolio composition.

Fannie Mae Third Quarter 2020 Form 10-Q	53

MD&A | Multifamily Business

Multifamily Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(Dollars in millions)
Net interest income	$786	$864	$(78)	$2,430	$2,429	$1
Fee and other income	20	32	(12)	65	85	(20)
Net revenues	806	896	(90)	2,495	2,514	(19)
Fair value gains (losses), net	(83)	6	(89)	113	66	47
Administrative expenses	(128)	(115)	(13)	(377)	(338)	(39)
Credit-related income (expense)(2)	(48)	14	(62)	(699)	(23)	(676)
Credit enhancement expense	(51)	(50)	(1)	(164)	(143)	(21)
Change in expected credit enhancement recoveries(3)	—	—	—	195	—	195
Other income, net(4)	64	53	11	47	127	(80)
Income before federal income taxes	560	804	(244)	1,610	2,203	(593)
Provision for federal income taxes	(100)	(164)	64	(312)	(427)	115
Net income	$460	$640	$(180)	$1,298	$1,776	$(478)
(1)See “Note 1, Summary of Significant Accounting Policies” for more information about the change in presentation of our yield maintenance fees. Prior period amounts have been adjusted to reflect the current year change in presentation. Also see “Note 9, Segment Reporting” for information about our segment allocation methodology.
(2)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related expense for the three and nine months ended September 30, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(3)Consists of change in benefits recognized from our freestanding credit enhancements that primarily relates to our Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(4)Consists of investment gains or losses, gains or losses from partnership investments, debt extinguishment gains or loss, and other income or expenses.
Net Interest Income
Net interest income declined in the third quarter of 2020 compared with the third quarter of 2019 due to lower prepayment activity that resulted in lower yield maintenance fees and lower net interest income on other portfolios as a result of declining interest rates, partially offset by higher guaranty fee income due to an increase in our multifamily guaranty book of business and an increase in average charged guaranty fees on the multifamily guaranty book.
Fair Value Gains (Losses), Net
Depending on portfolio activity, our multifamily mortgage commitment derivatives may be in a net-buy or net-sell position during any given period. Fair value losses in the third quarter of 2020 were primarily driven by losses on commitments to sell securities as a result of increases in pricing during their commitment period. Fair value gains in the first nine months of 2020 and the first nine months of 2019 were primarily driven by gains on commitments to buy multifamily mortgage-related securities as a result of increases in prices as interest rates declined during the commitment periods.
Credit-Related Income (Expense)
Credit-related expense for the third quarter of 2020 was primarily driven by provision for credit losses on a seniors housing portfolio that was written off, partially offset by a lower estimated multifamily cumulative forbearance take-up rate, which reduced the losses we expect to incur as result of the COVID-19 pandemic from our prior estimate using an expected lifetime loss methodology consistent with our implementation of the CECL standard.
Credit-related expense for the first nine months of 2020 was primarily driven by an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 pandemic using an expected lifetime loss methodology consistent with our implementation of the CECL standard.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for more information on our multifamily provision for credit losses.

Fannie Mae Third Quarter 2020 Form 10-Q	54

MD&A | Multifamily Business
Other Income, Net
Other income, net decreased in the first nine months of 2020 as compared with the first nine months of 2019 due to higher debt extinguishment losses in 2020, driven by the interest rate environment, and lower investment gains.
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
To address possible fluctuations in borrower income and expenses resulting from the COVID-19 pandemic, we instituted additional reserve requirements for certain new multifamily loan acquisitions depending on the product type, LTV ratio and DSCR.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	September 30, 2020	December 31, 2019	September 30, 2019
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	11	11	11
Full term interest-only loans	29	27	26
Partial term interest-only loans(1)	51	51	50
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
Transfer of Multifamily Mortgage Credit Risk
Lender risk-sharing is a cornerstone of our Multifamily business. We primarily transfer risk through our DUS program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. DUS lenders receive credit risk-related revenues for their respective portion of credit risk retained, and, in turn, are required to fulfill any loss-sharing obligation. This aligns the interests of the lender and Fannie Mae throughout the life of the loan. We monitor the capital resources and loss sharing capacity of our DUS lenders on an ongoing basis.
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. As of September 30, 2020, 99% of the unpaid principal balance in our multifamily guaranty book of business had this front-end lender risk-sharing arrangement, compared with 98% as of December 31, 2019.
To complement our front-end lender risk-sharing arrangements, we have engaged in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue Securities® (“MCASTM”) transactions. Through these transactions, we transfer a portion of credit risk associated with Fannie Mae losses on a reference pool of multifamily mortgage loans.
We did not enter into credit risk transfer transactions in the second quarter of 2020 due to adverse market conditions resulting from the COVID-19 pandemic. Although market conditions improved in the third quarter, we did not enter into any new multifamily back-end credit risk transfer transactions in the third quarter and currently do not have plans to engage in additional multifamily back-end credit risk transfer transactions in the near future, as we evaluate FHFA’s recently proposed capital rule, FHFA’s conservatorship scorecard requirements and other factors. FHFA’s proposed capital rule would reduce the amount of capital relief we obtain from these transactions. We will continue to review our plans, which may be affected by our evaluation

Fannie Mae Third Quarter 2020 Form 10-Q	55

MD&A | Multifamily Business
of the proposed capital rule and changes in the rule as it is finalized, the strength of future market conditions, and our review of our overall business and capital plan to enable us to exit conservatorship.
We expect to continue entering into front-end multifamily lender risk-sharing arrangements, primarily through our DUS program. See “Risk Factors” in this report for additional information on the risks associated with the constraints on new credit risk transfer transactions and “MD&A—Legislation and Regulation” in our Second Quarter 2020 Form 10-Q for more information on FHFA’s proposed capital rule.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	For the Nine Months Ended September 30,
	2020		Inception to September 30, 2020
	Number of Back-End Credit Risk Transfer Transactions	Unpaid Principal Balance Covered at Issuance	Number of Back-End Credit Risk Transfer Transactions	Unpaid Principal Balance Covered at issuance
	(Dollars in millions)
MCIRT	1	$8,720	8	$80,617
MCAS	1	12,212	2	29,293
Total	2	$20,932	10	$109,910

	As of
	September 30, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$73,353	20%	$66,851	20%
MCAS	29,051	8	17,077	5
Total	$102,404	28%	$83,928	25%
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
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of September 30, 2020 and December 31, 2019. Our estimates of current DSCRs are based on the latest available income information for these properties and exclude co-op loans. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer. Accordingly, the financial information we have received from borrowers may only reflect the initial impact of COVID-19.

Fannie Mae Third Quarter 2020 Form 10-Q	56

MD&A | Multifamily Business
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
Multifamily Problem Loan Management and Foreclosure Prevention
In addition to the credit performance information on our multifamily loans provided below, we provide information about multifamily loans in a COVID-19-related forbearance that back MBS and whole loan REMICs in a “Multifamily MBS COVID-19 Forbearance List” in the “Data Collections” section of our DUS Disclose® tool, available at www.fanniemae.com/dusdisclose. Information on our website is not incorporated into this report.
Delinquency Statistics on our Problem Loans
The percentage of our multifamily loans classified as substandard increased as of September 30, 2020 compared with December 31, 2019, due to loans in a COVID-19-related forbearance. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments or are in forbearance, we continue to monitor the performance of the full substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 1.12% as of September 30, 2020, compared with 0.04% as of December 31, 2019 and 0.06% as of September 30, 2019, due to the economic dislocation caused by the COVID-19 pandemic, which increased borrower participation in forbearance plans. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. Our multifamily serious delinquency rate, excluding loans that received a forbearance, was 0.04% as of September 30, 2020.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
COVID-19 Forbearance and Multifamily Eviction Moratorium
We initially offered forbearance relief to multifamily borrowers by delegating to our lenders the authority to execute a forbearance agreement with a multifamily borrower experiencing a documented financial hardship due to the COVID-19 pandemic for up to three monthly payments, beginning with the first missed monthly payment occurring after February 1, 2020. Effective July 1, 2020, we delegated to our lenders the ability to extend forbearance for up to three additional monthly payments for most loan types. For certain types of loans, such as seniors housing loans and loans with unpaid principal balances above $50 million, Fannie Mae determines whether to extend forbearance relief. For forbearance of any duration after July 1, 2020, the borrower is required to bring the loan current within a time period determined by multiplying the number of months of forbearance by four. For example, if a borrower receives a six-month forbearance period, the borrower would be required to make all missed payments over a period of 24 months. The borrower may also repay the missed payments in a lump sum at any time. In exchange for receiving forbearance, borrowers must agree to suspend tenant evictions for nonpayment of rent, provide monthly operating statements and remit any excess cash flow to our servicers on a monthly basis, to be held until the end of the forbearance period and then applied to missed mortgage payments. In addition, effective August 20, 2020, borrowers with new, extended or amended forbearance agreements must also provide each residential tenant with specified written notices regarding the protections available to them and certify their compliance with these notification requirements.
In September 2020, the CDC issued a moratorium on evictions through December 31, 2020, as described in “MD&A—Legislation and Regulation.”

Fannie Mae Third Quarter 2020 Form 10-Q	57

MD&A | Multifamily Business
Multifamily Loan Forbearance
Since the COVID-19 pandemic was declared a national emergency in March 2020, we have broadly offered forbearance to affected multifamily borrowers. We estimate that, through September 30, 2020, approximately 1.4% of our multifamily book of business as of March 31, 2020, based on unpaid principal balance, had been in a COVID-19-related forbearance at some point in time. As shown in the table below, some of these loans have exited forbearance into a repayment plan, have reinstated, have defaulted, or have since liquidated.
The table below displays the status as of current period end of the multifamily loans in our guaranty book of business that have received a forbearance, as well as the serious delinquency rate of such loans. As of September 30, 2020, nearly all of our multifamily loans in forbearance were associated with a COVID-19-related financial hardship. Seniors housing loans, which constituted 4.7% of our multifamily guaranty book of business as of September 30, 2020, comprised approximately 40% of the total unpaid principal balance of multifamily loans that received a forbearance and remained in our multifamily guaranty book as of September 30, 2020.

Status and SDQ Rate of Multifamily Forbearance Loans
	As of September 30, 2020
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Serious Delinquency Rate
	(Dollars in millions)
Loans that received a forbearance, by status:(1)
Active forbearance(2)	105	$1,710	0.5%	35%	94.17%
Repayment plan	159	2,433	0.6	50	86.52
Reinstated(3)	58	479	0.1	10	—
Defaulted(4)	24	275	0.1	5	90.78
Total loans that received a forbearance	346	4,897	1.3	100%	80.96
Loans that have not received a forbearance	27,582	361,873	98.7	—	0.04
Total multifamily guaranty book of business	27,928	$366,770	100%	1.3%	1.12%
(1)Does not include $84 million in Multifamily loans that received a forbearance, but liquidated prior to period end.
(2)Includes loans that are in the process of extending their forbearance.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan.
(4)Includes loans that are no longer in forbearance and are not on a repayment plan. Loans in this population may proceed to other loss mitigation activities, such as foreclosure or modification.
The following table displays interest income recognized on multifamily loans that received a forbearance and were held as of period end. As discussed in “Note 1, Summary of Significant Accounting Policies,” we have updated our application of our accounting policy for nonaccrual for loans negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months according to the updated policy. If those loans are in a forbearance plan, where we have provided relief beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured. Additionally, we record a provision for loan losses on the associated accrued interest income as a component of “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income. The amount of interest income we recognized on loans in forbearance was not material for the three and nine months ended September 30, 2019, which was prior to the update to our application of our nonaccrual policy.

Interest Income Recognized on Multifamily Loans in Forbearance
	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
	(Dollars in millions)
Interest income recognized on loans that received a forbearance and were held as of period end(1)	$26	$120

Fannie Mae Third Quarter 2020 Form 10-Q	58

MD&A | Multifamily Business
(1) Represents interest income recognized on loans that received a forbearance, including amounts recognized on the loan prior to and subsequently to the forbearance arrangement.
REO Management
The number of multifamily foreclosed properties held for sale was 17 properties with a carrying value of $115 million as of September 30, 2020, compared with 12 properties with a carrying value of $72 million as of December 31, 2019.
As COVID-19-related forbearance arrangements end, we expect increases in our multifamily foreclosed properties to the extent that the borrowers are unable to reinstate, or enter into a repayment plan.
Other Multifamily Credit Information
Multifamily Credit Loss Performance Metrics
The amount of multifamily credit loss or income we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity and write-offs, net of recoveries. Our multifamily credit loss performance metrics are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our multifamily credit losses and our multifamily credit losses, net of freestanding loss-sharing benefit, may be useful to stakeholders because they display our credit losses in the context of our guaranty book of business, including the benefit we receive from loss-sharing arrangements. Management views multifamily credit losses, net of freestanding loss-sharing benefit as a key metric related to our multifamily business model and our strategy to share multifamily credit risk.
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Write-offs(1)	$(86)	$(3)	$(104)	$(7)
Recoveries	—	1	1	3
Foreclosed property expense	(7)	(3)	(16)	(2)
Credit losses	(93)	(5)	(119)	(6)
Freestanding loss-sharing benefit(2)	26	N/A	29	N/A
Credit losses, net of freestanding loss-sharing benefit	$(67)	$(5)	$(90)	$(6)

Credit loss ratio (in bps)(3)	10.3	0.6	4.5	0.3
Credit loss ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	7.4	N/A	3.4	N/A
Initial write-off severity rate(4)	30.2%	18.4%	21.5%	24.2%
Loan write-off count	4	2	10	5
(1)Includes loan write-offs pursuant to the Advisory Bulletin. Write-offs associated with non-REO sales are net of loss sharing.
(2)Represents expected benefits that we receive upon foreclosure as a result of certain freestanding credit enhancements, primarily multifamily DUS lender risk-sharing transactions, as well as the expected loss-sharing benefit from write-offs pursuant to the Advisory Bulletin. These benefits are recorded in “Change in expected credit enhancement recoveries” in our condensed consolidated statements of operations and comprehensive income. Prior to the adoption of the CECL standard on January 1, 2020, benefits from lender risk-sharing transactions were included in “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income.
(3)Calculated based on the annualized amount of “credit losses” and “credit losses, net of freestanding loss-sharing benefit,” divided by the average multifamily guaranty book of business during the period.
(4)Rate is calculated as the initial write-off amount divided by the average defaulted unpaid principal balance. The rate excludes write-offs pursuant to the provisions of the Advisory Bulletin and any costs, gains or losses associated with REO after initial acquisition through final disposition. Write-offs are net of lender loss-sharing agreements. Recoveries primarily include amounts accrued while the loans were performing and cash payments received on nonaccrual loans.
Our multifamily credit losses increased in the third quarter and first nine months of 2020 compared with the third quarter and first nine months of 2019 driven by a write down in the value of a seniors housing portfolio during the third quarter of 2020 following its default on its forbearance agreement.

Fannie Mae Third Quarter 2020 Form 10-Q	59

MD&A | Multifamily Business

We expect our multifamily credit losses will be higher over the long term as a result of the COVID-19 pandemic as reflected in our increased allowance for loan losses since the inception of the pandemic. See “Risk Factors” for additional information on the potential credit risk impact of the COVID-19 pandemic.
Multifamily Loss Reserves
Our multifamily loss reserves, which include our allowance for loan losses and the related accrued interest receivable, and our reserve for guaranty losses, provide for an estimate of credit losses in our multifamily guaranty book of business. For periods beginning January 1, 2020, our measurement of loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard and requires consideration of a broader range of reasonable and supportable forecast information to develop credit loss estimates. For prior periods, multifamily loss reserves were measured using an incurred loss methodology. For further details on our previous multifamily loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies” in our 2019 Form 10-K.
The table below summarizes the changes in our multifamily loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our multifamily provision for credit losses, see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Multifamily Loss Reserves
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(1,382)	$(281)	$(268)	$(245)
Transition impact of the adoption of the CECL standard(1)	—	—	(490)	—
Benefit (provision) for credit losses	(42)	17	(683)	(21)
Write-offs	86	3	104	7
Recoveries	—	(1)	(1)	(3)
Ending balance	$(1,338)	$(262)	$(1,338)	$(262)

Expected benefit of freestanding credit enhancements on multifamily loans not netted against loss reserves as of the end of the period(2)			$408	N/A

			As of
			September 30, 2020	December 31, 2019
Loss reserves as a percentage of multifamily guaranty book of business			0.36%	0.08%
(1)Includes the transition impact of $221 million for the reclassification of freestanding credit enhancements, such as DUS lender risk-sharing, to “Other assets” from “Allowance for loan losses” on our condensed consolidated balance sheets.
(2)Prior to our adoption of the CECL standard on January 1, 2020, benefits for freestanding credit enhancements were netted against our multifamily loss reserves, which was $90 million as of September 30, 2019. As of January 1, 2020 these credit enhancements are recorded in “Other assets” in our condensed consolidated balance sheets.
Troubled Debt Restructurings and Nonaccrual Loans
The table below displays the multifamily loans classified as TDRs that were on accrual status and multifamily loans on nonaccrual status. The table includes our amortized cost in HFI multifamily mortgage loans, as well as interest income forgone and recognized for on-balance sheet TDRs on accrual status and nonaccrual loans. For more information on TDRs and nonaccrual loans see “Note 3, Mortgage Loans.”
We have elected to account for eligible COVID-19-related loss mitigation activities as permitted under the CARES Act, which provides relief from TDR accounting and disclosure requirements for our forbearance plans and loan modifications. As of January 1, 2020, we updated our nonaccrual accounting policy for multifamily loans. We place a multifamily loan on nonaccrual status when the loan becomes two months or more past due according to its contractual terms unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured. As a result, the population of loans classified as nonaccrual declined as of January 1, 2020, as a substantial amount of these loans were current and had been previously individually impaired, but were not two months or more past due, contributing to the decrease in loans on nonaccrual status. In the second quarter of 2020, we updated our application of our nonaccrual accounting policy for those loans negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently

Fannie Mae Third Quarter 2020 Form 10-Q	60

MD&A | Multifamily Business

become delinquent, we continue to accrue interest income for up to six months according to the updated policy, which contributed to the increase in loans accruing on-balance sheet that were past due 90 days or more as of September 30, 2020. If those loans are in a forbearance plan, where we have provided relief beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured. These loans are not classified as nonaccrual. See “Note 1, Summary of Significant Accounting Policies” for more information on our accounting for TDRs and nonaccrual loans.

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
TDRs on accrual status	$56	$66
Nonaccrual loans	351	439
Total TDRs on accrual status and nonaccrual loans	$407	$505
Accruing on-balance sheet loans past due 90 days or more	$3,729	$—

	For the Nine Months Ended September 30,

	2020	2019
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$10	$18
Interest income recognized(2)	5	5
(1)Represents the amount of interest income we did not recognize, but would have recognized during the period for nonaccrual loans and TDRs on accrual status held as of the end of each period had the loans performed according to their original contractual terms.
(2)Represents interest income recognized during the period, including the amortization of any deferred cost basis adjustments, for loans classified as TDRs on accrual status or nonaccrual loans held as of the end of each period. Primarily includes amounts accrued while the loans were performing.
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
In June 2020, FHFA instructed that we and Freddie Mac comply with updated prescriptive liquidity requirements. We expect the effective date for these new requirements to be December 1, 2020. FHFA’s requirements require us to hold more liquid assets than are required under our current metrics. While we estimate that our liquidity position as of September 30, 2020 meets these new requirements, we will in the future be required to hold more liquidity than we would have under our current framework, which we expect will negatively impact our net interest income.

Fannie Mae Third Quarter 2020 Form 10-Q	61

MD&A | Liquidity and Capital Management

The new requirements have four components we must meet:
•a 30-day cash flow stress test that assumes we continue to provide liquidity to the market while holding a $10 billion buffer above outflows;
•a 365-day metric that requires us to hold liquidity to meet our expected cash outflows over 365 days and to continue to provide liquidity to the market under certain stress conditions. This metric is also more prescriptive than our current metrics regarding the types of liquid assets we hold;
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. The increase in long-term debt from December 31, 2019 to September 30, 2020 was primarily to support elevated refinancing and purchase activity, in preparation for the implementation in December 2020 of the new liquidity risk management requirements issued by FHFA and in anticipation of potential future liquidity needs due to the COVID-19 pandemic, as discussed below.
Debt of Fannie Mae(1)
(Dollars in billions)
(1)Includes the effects of discounts, premiums, other cost basis and fair value adjustments associated with debt that we elected to carry at fair value. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $494 million and $28 million as of September 30, 2020 and December 31, 2019, respectively.

Fannie Mae Third Quarter 2020 Form 10-Q	62

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	September 30, 2020	December 31, 2019
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.23%	1.56%
Interest rate on long-term debt, including portion maturing within one year	1.48%	2.86%
Interest rate on callable long-term debt	1.69%	3.39%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	172	137
Weighted-average maturity of debt maturing in more than one year (in months)	47	66
Other Data
Outstanding callable long-term debt	$45.0	$38.5
Connecticut Avenue Securities debt(2)	$15.3	$21.4
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
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
Debt Funding Activity
The COVID-19 pandemic and the relief we are offering impacted borrowers has affected both our debt funding needs and related debt funding activity. We significantly increased our long-term debt issuances in the first nine months of 2020 due to:
•increased volume in the whole loan conduit driven by a significant increase in refinance and purchase activity;
•to pay off callable debt;
•in preparation for the implementation in December 2020 of the new liquidity risk management requirements issued by FHFA; and
•in anticipation of potential future liquidity needs, including loss mitigation activities and loan buyouts from trusts.
Due to our increased funding needs, the unpaid principal balance of our aggregate indebtedness increased to $289.9 billion as of September 30, 2020, which is close to our $300 billion debt limit under our senior preferred stock purchase agreement with Treasury. We expect the amount of our outstanding debt to remain near our debt limit in 2021 due to the impact of the COVID-19 pandemic and the relief we are offering borrowers. The pandemic has resulted in significantly higher rates of loan delinquencies, as well as forbearances and other loss mitigation activity, which required us to increase our funding to its current level in anticipation of higher amounts of reimbursements to servicers and advances to MBS trusts for missed borrower payments and in anticipation of a larger volume of purchases of delinquent loans from MBS trusts. We also expect continued high levels of whole loan conduit activity due to low mortgage interest rates driving refinancings. Depending on the extent of our future funding needs, we may seek to obtain FHFA’s and Treasury’s prior written consent to increase our current debt limit. Depending on the extent of our future funding needs and the amount, if any, by which Treasury and FHFA agree to any request we make for an increase in our debt limit, our business activities may be constrained. See “Risk Factors” in this report for additional information on risks associated with our debt limit. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2019 Form 10-K for additional information on our current debt limit.
See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Principal and Interest Payments while Loans are in Forbearance” for information on advances of scheduled principal and interest payments to MBS trusts while loans are in forbearance.
Adverse market conditions in March 2020 limited our ability to issue debt with a maturity greater than two years. As a result, most of the debt we issued in the first quarter of 2020 had terms from three to twenty-four months. Market conditions have improved since the first quarter of 2020 and we were able to issue notes with maturities greater than two years in the second and third quarters of 2020. If market conditions deteriorate again such that our ability to issue longer-term debt is limited, we may need to fund longer-term assets with short-term debt, which would increase the roll-over risk on our outstanding debt. See “Risk Factors” for additional information on the impact of the COVID-19 pandemic on our liquidity risk.

Fannie Mae Third Quarter 2020 Form 10-Q	63

MD&A | Liquidity and Capital Management

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
The decrease in short-term debt issued and paid off during the third quarter and first nine months of 2020 compared with the third quarter and first nine months of 2019 was primarily driven by a reduction in the utilization of short-term notes. The increase in long-term debt issued during the third quarter and first nine months of 2020 compared with the third quarter and first nine months of 2019 was due to increased volume in the whole loan conduit driven by a significant increase in refinance and purchase activity, in preparation for the implementation in December 2020 of the new liquidity risk management requirements issued by FHFA, and in anticipation of potential future liquidity needs resulting from the COVID-19 pandemic.

Activity in Debt of Fannie Mae
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$15,112	$161,434	$183,073	$418,202
Weighted-average interest rate	0.10%	2.13%	1.10%	2.27%
Long-term:(1)
Amount	$45,868	$6,940	$168,099	$18,335
Weighted-average interest rate	0.50%	1.95%	0.50%	2.32%
Total issued:
Amount	$60,980	$168,374	$351,172	$436,537
Weighted-average interest rate	0.40%	2.12%	0.81%	2.27%
Paid off during the period:(2)
Short-term:
Amount	$33,848	$147,507	$186,709	$406,135
Weighted-average interest rate	0.22%	1.99%	1.21%	2.11%
Long-term:(1)
Amount	$13,313	$23,246	$57,276	$48,156
Weighted-average interest rate	1.94%	1.55%	1.85%	1.67%
Total paid off:
Amount	$47,161	$170,753	$243,985	$454,291
Weighted-average interest rate	0.71%	1.93%	1.36%	2.06%
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

Fannie Mae Third Quarter 2020 Form 10-Q	64

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio increased significantly during the nine months ended September 30, 2020 due primarily to an increase in our investment in U.S. Treasury securities and in cash and cash equivalents driven by proceeds from increased debt issuances as well as proceeds from loan payoffs.

Cash and cash equivalents(1)

Federal funds sold and securities purchased under agreements to resell or similar arrangements

U.S. Treasury securities
(1) Cash equivalents are comprised of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
Cash Flows
Nine Months Ended September 30, 2020. Cash, cash equivalents and restricted cash increased from $61.4 billion as of December 31, 2019 to $111.0 billion as of September 30, 2020. The increase was primarily driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the issuance of funding debt, which outpaced redemptions, primarily for the reasons described above.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts and (2) purchases of loans held for investment.
Nine Months Ended September 30, 2019. Cash, cash equivalents and restricted cash increased from $49.4 billion as of December 31, 2018 to $64.5 billion as of September 30, 2019. The increase was primarily driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties and (3) the net decrease in federal funds sold and securities purchased under agreements to resell or similar agreements.
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

Fannie Mae Third Quarter 2020 Form 10-Q	65

MD&A | Liquidity and Capital Management

Liquidity and Funding Risk” in our 2019 Form 10-K for a discussion of the risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts.
The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
September 30, 2020
	S&P	Moody's	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
Outlook	Stable	Stable	Negative
	(for Long-Term Senior Debt)		(for AAA rated Long-Term Issuer Default Ratings)
In August 2020, Fitch affirmed our “AAA” long-term issuer default rating, but lowered our rating outlook from stable to negative, following its affirmation of the United States’ “AAA” issuer default rating and revision of the United States’ rating outlook from stable to negative. Fitch noted that Fannie Mae’s long-term issuer default rating is directly linked to the United States’ long-term issuer default rating, based on Fitch’s view of the U.S. government’s direct financial support of Fannie Mae. We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded.
Capital Management
Regulatory Capital
The deficit of our core capital over statutory minimum capital was $128.1 billion as of September 30, 2020 and $128.8 billion as of December 31, 2019. For information on our current capital requirements, see “Note 12, Regulatory Capital Requirements” in our 2019 Form 10-K. For information on our proposed capital requirements, see “MD&A—Legislation and Regulation” in our Second Quarter 2020 Form 10-Q.
Capital Activity
Under the terms governing the senior preferred stock, we will not owe dividends to Treasury until we have accumulated over $25 billion in net worth. Accordingly, no dividends were payable to Treasury for the second quarter of 2020 and none are payable for the third quarter of 2020. The aggregate liquidation preference of the senior preferred stock increases at the end of each quarter by the increase, if any, in our net worth during the immediately prior fiscal quarter, until the liquidation preference has increased by $22 billion pursuant to this provision. The aggregate liquidation preference of the senior preferred stock increased from $135.4 billion as of June 30, 2020 to $138.0 billion as of September 30, 2020 due to the $2.5 billion increase in our net worth during the second quarter of 2020. The aggregate liquidation preference of the senior preferred stock will increase to $142.2 billion as of December 31, 2020 due to the $4.2 billion increase in our net worth during the third quarter of 2020.
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

Fannie Mae Third Quarter 2020 Form 10-Q	66

MD&A | Off-Balance Sheet Arrangements

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $134.6 billion as of September 30, 2020. Approximately $93.3 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers. Additionally, off-balance sheet exposure includes approximately $24.4 billion of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS and other financial guarantees was $68.6 billion as of December 31, 2019. Approximately $37.8 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and $12.3 billion of this amount consisted of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. Our total exposure to Freddie Mac securities backing Fannie Mae-issued REMICs disclosed as of December 31, 2019 may have been lower because a portion of the Freddie Mac securities backing these Fannie Mae-issued REMICs may have been backed by Fannie Mae MBS. See “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.
•Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $6.7 billion as of September 30, 2020 and $7.2 billion as of December 31, 2019. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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
Change in Non-Depository Seller and Servicer Liquidity Requirement as a Result of COVID-19 Forbearances
We have previously established minimum liquidity requirements for single-family non-depository servicers to maintain eligibility with Fannie Mae. With the increase in delinquent loans in forbearance plans as a result of the unprecedented circumstances of the COVID-19 pandemic and the CARES Act, we temporarily modified our minimum liquidity requirements for single-family non-depository servicers to maintain eligibility with Fannie Mae. Beginning with the second quarter of 2020, when calculating the minimum liquidity requirement for seriously delinquent mortgage loans for non-depository servicers, an adjustment is included for mortgage loans in a COVID-19-related forbearance plan that are 90 days or more delinquent and were current at the inception of the plan. The adjustment provides partial relief of the minimum liquidity requirements for the servicers of these impacted loans.

Fannie Mae Third Quarter 2020 Form 10-Q	67

MD&A | Risk Management

Change in Private Mortgage Insurer Eligibility Requirements
Mortgage insurers must meet and maintain compliance with private mortgage insurer eligibility requirements (“PMIERs”) to be eligible to write mortgage insurance on loans acquired by Fannie Mae. The PMIERs are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. At FHFA’s instruction, in the second quarter of 2020, we and Freddie Mac published revisions to the PMIERs, which became effective June 30, 2020. The revisions include (1) a temporary adjustment when calculating risk-based required assets for nonperforming mortgage loans that became newly delinquent after the onset of the COVID-19 crisis or that are subject to a forbearance plan granted in response to a financial hardship related to COVID-19, and (2) through March 31, 2021, a requirement for private mortgage insurers to secure prior approval from Fannie Mae to enable payment of dividends or certain new transfers of cash. The adjustment provides partial relief to mortgage insurers’ capital requirements under the PMIERs for the impacted loans.
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
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended September 30, 2020 and 2019. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see our 2019 Form 10-K in “MD&A—Risk Management—Market Risk Management, Including Interest-Rate Risk Management.”

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of (1)(2)
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Rate level shock:
-100 basis points	$477	$57
-50 basis points	147	11
+50 basis points	(50)	51
+100 basis points	17	160
Rate slope shock:
-25 basis points (flattening)	(36)	(20)
+25 basis points (steepening)	34	22

	For the Three Months Ended September 30, (1)(3)
	2020			2019
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	—	$(22)	$(18)	0.01	$(8)	$(24)
Minimum	(0.04)	(36)	(75)	(0.09)	(21)	(100)
Maximum	0.08	(12)	42	0.09	(2)	26
Standard deviation	0.03	6	27	0.04	6	28
(1)Computed based on changes in U.S. LIBOR interest-rates swap curve. Changes in the level of interest-rates assume a parallel shift in all maturities of the U.S. LIBOR interest-rate swap curve. Changes in the slope of the yield curve assume a constant 7-year rate, a shift of

Fannie Mae Third Quarter 2020 Form 10-Q	68

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of (1)
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Before derivatives	$(394)	$(197)
After derivatives	147	51
Effect of derivatives	541	248
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

Fannie Mae Third Quarter 2020 Form 10-Q	69

MD&A | Critical Accounting Policies and Estimates

is determined to be uncollectible and upon the redesignation of a nonperforming loan from HFI to HFS. We include expected recoveries of amounts previously written off and expected to be written off in determining our allowance for loan losses.
Our process for determining the impact of the adoption as well as the measurement of expected credit losses for the period under the new standard is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. For example, uncertainty regarding the expected impacts of the COVID-19 pandemic required significant management judgment in assessing our allowance for loan losses as of September 30, 2020.
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
•the impact of the COVID-19 pandemic on our business, financial results, financial condition, debt funding needs, business plans and strategies, and on mortgage market and economic conditions, and the factors that will affect the pandemic’s impact;
•our expectations for, and the impact of fluctuations in, our acquisition volumes, market share, guaranty fees, or acquisition credit characteristics;
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
•the volume of our whole loan conduit activity;
•the impact of legislation and regulation on our business or financial results;
•our payments to HUD and Treasury funds under the GSE Act;
•our plans relating to and the effects of our credit risk transfer transactions;
•mortgage market and economic conditions (including U.S. GDP, unemployment rates, mortgage rates, home price growth, housing demand, housing activity, housing starts, home sales, rent growth, multifamily vacancy rates, and the future volume of and characteristics of mortgage originations) and the impact of mortgage market and economic conditions on our business and financial results;
•our future off-balance sheet exposure to Freddie Mac-issued securities;
•the risks to our business;
•future delinquency rates, default rates, forbearances and other loss mitigation activity, foreclosures, and credit losses relating to the loans in our guaranty book of business and the factors that will affect them, including the impact of the COVID-19 pandemic;
•our expectations relating to our TDRs;
•the performance of loans in our book of business and the factors that will affect such performance;

Fannie Mae Third Quarter 2020 Form 10-Q	70

MD&A | Forward-Looking Statements

•our loan acquisitions, the credit risk profile of such acquisitions, and the factors that will affect them;
•our expectations regarding our employees’ remote work arrangements;
•our future liquidity, liquidity requirements, the amount of our outstanding debt, and expectations for how we will meet our debt obligations; and
•our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:
•uncertainty regarding our future, our exit from conservatorship and our ability to raise the capital resources required to meet our regulatory capital requirements;
•uncertainty surrounding the duration, spread and severity of COVID-19 outbreaks; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and the widespread availability and public acceptance of a COVID-19 vaccine; the extent to which consumers, workers and families feel safe resuming pre-pandemic activities; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks or increases in the daily number of new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the pandemic;
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
•actions by FHFA, Treasury, HUD, the CFPB or other regulators, Congress, or state or local governments that affect our business, including new capital requirements that become applicable to us or changes in the ability-to-repay rule to replace the qualified mortgage patch for GSE-eligible loans;
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
•our and our competitors’ future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;
•the volume of mortgage originations;
•the size, composition, quality and performance of our guaranty book of business and retained mortgage portfolio;

Fannie Mae Third Quarter 2020 Form 10-Q	71

MD&A | Forward-Looking Statements

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
•our reliance on CSS and the common securitization platform for a majority of our single-family securitization activities, our reduced influence over CSS as a result of recent changes to the CSS limited liability company agreement, and any additional changes FHFA may require in our relationship with or in our support of CSS;
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
•domestic and global political risks and uncertainties;
•natural disasters, environmental disasters, terrorist attacks, widespread health emergencies or pandemics, or other major disruptive events;
•severe weather events or other climate change risks for which we may be uninsured or under-insured or that may affect our counterparties;

Fannie Mae Third Quarter 2020 Form 10-Q	72

MD&A | Forward-Looking Statements

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

Fannie Mae Third Quarter 2020 Form 10-Q	73

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	September 30, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$37,472	$21,184
Restricted cash (includes $65,431 and $33,294, respectively, related to consolidated trusts)	73,516	40,223
Federal funds sold and securities purchased under agreements to resell or similar arrangements	12,700	13,578
Investments in securities:
Trading, at fair value (includes $6,237 and $3,037, respectively, pledged as collateral)	142,472	48,123
Available-for-sale, at fair value (with an amortized cost of $1,780, net of allowance for credit losses of $3 as of September 30, 2020)	1,895	2,404
Total investments in securities	144,367	50,527
Mortgage loans:
Loans held for sale, at lower of cost or fair value	8,312	6,773
Loans held for investment, at amortized cost:
Of Fannie Mae	111,056	94,911
Of consolidated trusts	3,439,678	3,241,494
Total loans held for investment (includes $6,968 and $7,825, respectively, at fair value)	3,550,734	3,336,405
Allowance for loan losses	(11,703)	(9,016)
Total loans held for investment, net of allowance	3,539,031	3,327,389
Total mortgage loans	3,547,343	3,334,162
Advances to lenders	10,228	6,453
Deferred tax assets, net	12,808	11,910
Accrued interest receivable, net (includes $9,867 and $8,172, respectively, related to consolidated trusts and net of an allowance of $569 as of September 30, 2020)	9,748	8,604
Acquired property, net	1,462	2,366
Other assets	14,959	14,312
Total assets	$3,864,603	$3,503,319
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,133 and $9,361, respectively, related to consolidated trusts)	$9,982	$10,228
Debt:
Of Fannie Mae (includes $3,986 and $5,687, respectively, at fair value)	289,423	182,247
Of consolidated trusts (includes $24,741 and $21,880, respectively, at fair value)	3,530,381	3,285,139
Other liabilities (includes $1,813 and $376, respectively, related to consolidated trusts)	14,124	11,097
Total liabilities	3,843,910	3,488,711
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $137,976 and $131,178, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(112,680)	(118,776)
Accumulated other comprehensive income	120	131
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	20,693	14,608
Total liabilities and equity	$3,864,603	$3,503,319
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	74

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
Interest income:
Trading securities	$177	$418	$712	$1,277
Available-for-sale securities	19	40	76	138
Mortgage loans	25,810	29,072	81,755	88,445
Federal funds sold and securities purchased under agreements to resell or similar arrangements	14	178	135	698
Other	33	47	92	120
Total interest income	26,053	29,755	82,770	90,678
Interest expense:
Short-term debt	(19)	(125)	(175)	(369)
Long-term debt	(19,378)	(24,282)	(64,815)	(74,938)
Total interest expense	(19,397)	(24,407)	(64,990)	(75,307)
Net interest income	6,656	5,348	17,780	15,371
Benefit (provision) for credit losses	501	1,857	(2,094)	3,732
Net interest income after benefit (provision) for credit losses	7,157	7,205	15,686	19,103
Investment gains, net	653	253	644	847
Fair value losses, net	(327)	(713)	(1,621)	(2,298)
Fee and other income	93	188	303	435
Non-interest income (loss)	419	(272)	(674)	(1,016)
Administrative expenses:
Salaries and employee benefits	(386)	(361)	(1,161)	(1,123)
Professional services	(230)	(241)	(673)	(699)
Other administrative expenses	(146)	(147)	(431)	(415)
Total administrative expenses	(762)	(749)	(2,265)	(2,237)
Foreclosed property expense	(71)	(96)	(161)	(364)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(679)	(613)	(1,976)	(1,806)
Credit enhancement expense	(325)	(290)	(1,061)	(782)
Change in expected credit enhancement recoveries	(48)	—	413	—
Other expenses, net	(313)	(186)	(792)	(551)
Total expenses	(2,198)	(1,934)	(5,842)	(5,740)
Income before federal income taxes	5,378	4,999	9,170	12,347
Provision for federal income taxes	(1,149)	(1,036)	(1,935)	(2,552)
Net income	4,229	3,963	7,235	9,795
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes	(11)	16	(4)	(85)
Other, net of taxes	(2)	(2)	(7)	(7)
Total other comprehensive income (loss)	(13)	14	(11)	(92)
Total comprehensive income	$4,216	$3,977	$7,224	$9,703
Net income	$4,229	$3,963	$7,235	$9,795
Dividends distributed or amounts attributable to senior preferred stock	(4,216)	(3,977)	(7,224)	(9,703)
Net income (loss) attributable to common stockholders	$13	$(14)	$11	$92
Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.02
Diluted	0.00	0.00	0.00	0.02
Weighted-average common shares outstanding:
Basic	5,867	5,762	5,867	5,762
Diluted	5,893	5,762	5,893	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	75

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(76,994)	$3,176
Cash flows provided by (used in) investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	35	46
Proceeds from sales of trading securities held for investment	44	49
Proceeds from maturities and paydowns of available-for-sale securities	275	364
Proceeds from sales of available-for-sale securities	258	376
Purchases of loans held for investment	(519,133)	(181,898)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	7,711	9,338
Proceeds from sales of loans acquired as held for investment of Fannie Mae	4,422	8,987
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	770,982	377,789
Advances to lenders	(223,007)	(95,636)
Proceeds from disposition of acquired property and preforeclosure sales	4,694	5,644
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	878	9,762
Other, net	(576)	(74)
Net cash provided by investing activities	46,583	134,747
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	501,627	587,659
Payments to redeem debt of Fannie Mae	(394,187)	(606,665)
Proceeds from issuance of debt of consolidated trusts	716,591	286,126
Payments to redeem debt of consolidated trusts	(743,578)	(385,496)
Payments of cash dividends on senior preferred stock to Treasury	—	(5,601)
Other, net	(461)	1,129
Net cash provided by (used in) financing activities	79,992	(122,848)
Net increase in cash, cash equivalents and restricted cash	49,581	15,075
Cash, cash equivalents and restricted cash at beginning of period	61,407	49,423
Cash, cash equivalents and restricted cash at end of period	$110,988	$64,498
Cash paid during the period for:
Interest	$86,035	$86,699
Income taxes	2,750	1,250

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	76

Financial Statements | Condensed Consolidated Statements of Changes in Equity (Deficit)
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity (Deficit) — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(116,909)	$133	$(7,400)	$16,477
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	4,229	—	—	4,229
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Reclassification adjustment for gains included in net income (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,216
Balance as of September 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(112,680)	$120	$(7,400)	$20,693

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(118,776)	$131	$(7,400)	$14,608
Transition impact, net of tax, from the adoption of the current expected credit loss standard	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance as of January 1, 2020, adjusted	1	556	1,158	120,836	19,130	687	(119,915)	131	(7,400)	13,469
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	7,235	—	—	7,235
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	2	—	2
Reclassification adjustment for gains included in net income (net of taxes of $2)	—	—	—	—	—	—	—	(6)	—	(6)
Other (net of taxes of $2)	—	—	—	—	—	—	—	(7)	—	(7)
Total comprehensive income										7,224
Balance as of September 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(112,680)	$120	$(7,400)	$20,693

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	77

Financial Statements | Condensed Consolidated Statements of Changes in Equity (Deficit)
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity (Deficit) — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(127,104)	$216	$(7,400)	$6,365
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	3,963	—	—	3,963
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	10	—	10
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	6	—	6
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,977
Balance as of September 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(123,141)	$230	$(7,400)	$10,342

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(127,335)	$322	$(7,400)	$6,240
Senior preferred stock dividends paid	—	—	—	—	—	—	(5,601)	—	—	(5,601)
Comprehensive income:
Net income	—	—	—	—	—	—	9,795	—	—	9,795
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $7)	—	—	—	—	—	—	—	27	—	27
Reclassification adjustment for gains included in net income (net of taxes of $30)	—	—	—	—	—	—	—	(112)	—	(112)
Other (net of taxes of $2)	—	—	—	—	—	—	—	(7)	—	(7)
Total comprehensive income										9,703
Balance as of September 30, 2019	1	556	1,158	$120,836	$19,130	$687	$(123,141)	$230	$(7,400)	$10,342

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	78

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
The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 and related notes, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2019 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior period condensed consolidated financial statements. Results for the three and nine months ended September 30, 2020 may not necessarily be indicative of the results for the year ending December 31, 2020.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	79

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
Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, the allowance for loan losses. For example, significant uncertainty regarding the expected impacts of the COVID-19 pandemic required substantial management judgment in assessing our allowance for loan losses as of September 30, 2020. Actual results could differ from these estimates.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	80

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
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of September 30, 2020, and the amount of remaining funding available to us under the agreement was $113.9 billion.
Pursuant to the senior preferred stock purchase agreement, we issued shares of senior preferred stock in 2008. The current dividend provisions of the senior preferred stock provide for quarterly dividends consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds a $25 billion capital reserve amount. We refer to this as a “net worth sweep” dividend. Because we had a net worth of $16.5 billion as of June 30, 2020, no dividends were payable for the third quarter of 2020. And because we had a net worth of $20.7 billion as of September 30, 2020, no dividends are payable for the fourth quarter of 2020.
The aggregate liquidation preference of the senior preferred stock increased from $135.4 billion as of June 30, 2020 to $138.0 billion as of September 30, 2020 due to the $2.5 billion increase in our net worth during the second quarter of 2020. The aggregate liquidation preference of the senior preferred stock will increase to $142.2 billion as of December 31, 2020 due to the $4.2 billion increase in our net worth during the third quarter of 2020.
See “Note 11, Equity” in our 2019 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Regulatory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $128.1 billion as of September 30, 2020 and $128.8 billion as of December 31, 2019.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2020, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $138.0 billion. See “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above for additional information on transactions under this agreement.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Transactions with Treasury
Our administrative expenses were reduced by $5 million for the three months ended September 30, 2020 and 2019, and $14 million and $15 million for the nine months ended September 30, 2020 and 2019, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. In 2020, FHFA provided guidance that we are not required to accrue or remit TCCA fees to Treasury with respect to loans backing MBS trusts that have been delinquent for four months or longer. Once payments on such loans resume, we will resume accrual and remittance to Treasury of the associated TCCA fees on the loans. We recognized $679 million and $613 million in TCCA fees during the three months ended September 30, 2020 and 2019, respectively, and $2.0 billion and $1.8 billion for the nine months ended September 30, 2020 and 2019, respectively, of which $679 million had not been remitted to Treasury as of September 30, 2020.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, and 35% of this amount is payable to Treasury’s Capital Magnet Fund. We recognized a total of $59 million and $32 million in “Other expenses, net” for the three months ended September 30, 2020 and 2019, respectively, and $144 million and $68 million for the nine months ended September 30, 2020 and 2019, respectively, in connection with Treasury’s Capital Magnet Fund, of which $144 million has not been remitted as of September 30, 2020.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $35 million and $30 million for the three months ended September 30, 2020 and 2019, respectively, and $102 million and $89 million for the nine months ended September 30, 2020 and 2019, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $19 million and $22 million for the three months ended September 30, 2020 and 2019, respectively, and $67 million and $84 million for the nine months ended September 30, 2020 and 2019, respectively.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Mortgage Loans
Loans Held for Sale
When we acquire mortgage loans that we intend to sell or securitize via trusts that will not be consolidated, we classify the loans as held for sale (“HFS”). We report the carrying value of HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income. We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Purchased premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans at an individual loan level.
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
In the event that we reclassify a performing loan from HFI to HFS, based upon a change in our intent, the allowance for loan losses previously recorded on the HFI mortgage loan is reversed through earnings at the time of reclassification. The mortgage loan is reclassified into HFS at its amortized cost basis and a valuation allowance is established to the extent that the amortized cost basis of the loan exceeds its fair value. The initial recognition of the valuation allowance and any subsequent changes are recorded as a gain or loss in “Investment gains, net.”
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
Nonaccrual Loans
For loans that were current as of March 1, 2020 and subsequently became delinquent or entered into forbearance during the COVID-19 pandemic, see the changes to our application of our nonaccrual guidance in the section on New Accounting Guidance below.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
multifamily nonaccrual policy have been immaterial historically. Single-family and multifamily loans are reported past due if a full payment of principal and interest is not received within one month of its due date.
Allowance for Loan Losses
Our allowance for loan losses is a valuation account that is deducted from the amortized cost basis of HFI loans to present the net amount expected to be collected on the loans. The allowance for loan losses reflects an estimate of expected credit losses on single-family and multifamily HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. Estimates of credit losses are based on expected cash flows derived from internal models that estimate loan performance under simulated ranges of economic environments. Our modeled loan performance is based on our historical experience of loans with similar risk characteristics adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our credit loss estimates capture the possibility of remote events that could result in credit losses on loans that are considered low risk. The allowance for loan losses does not consider benefits from freestanding credit enhancements, such as our CAS and CIRT programs and multifamily DUS lender risk-sharing arrangements, which are recorded in “Other assets” in our condensed consolidated balance sheets. For loans that were current as of March 1, 2020 and subsequently became delinquent or entered into forbearance during the COVID-19 pandemic, see changes to our allowance for loan losses in the section on New Accounting Guidance below. For loans not subject to the COVID-19 related guidance, we have elected not to measure an allowance for credit losses on accrued interest receivable balances as we have a nonaccrual policy to ensure the timely reversal of unpaid accrued interest. See “Note 4, Allowance for Loan Losses” for additional information about our current period provision for loan losses, including a discussion of the estimates used in measuring the impact of the COVID-19 pandemic on our allowance.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	84

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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income (loss) attributable to common stockholders excludes amounts attributable to the senior preferred stock. Weighted average common shares include 4.7 billion and 4.6 billion shares for the periods ended September 30, 2020 and 2019, respectively, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2020 and 2019, respectively.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted-average shares outstanding includes 26 million and 131 million shares issuable upon the conversion of convertible preferred stock as of September 30, 2020 and 2019, respectively. For the three months ended September 30, 2019, convertible preferred stock is not included in the calculation because a net loss attributable to common shareholders was incurred and it would have an anti-dilutive effect.
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
We have elected to account for eligible loan modifications under Section 4013 of the CARES Act. Therefore, the initial relief (i.e., the forbearance arrangement) and the subsequent agreements (i.e., repayment plans, payment deferrals and loan modifications) that are necessary to allow the borrower to repay the past due amounts (collectively, the “COVID-19 Relief”), will not be subject to the specialized accounting or disclosures that are required for TDRs if the initial relief related to COVID-19 is granted during the Applicable Period and the borrower was no more than 30 days past due as of December 31, 2019.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Pursuant to the Interagency Statement, we continue to recognize interest income at the current contractual yield for up to six months on loans that were current at March 1, 2020 and have been negatively impacted by COVID-19. For loans that are in a forbearance plan beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured.
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
As a result of this update to the application of our nonaccrual policy for loans negatively impacted by COVID-19, we recognized $763 million and $2.2 billion in interest income for the three and nine months ended September 30, 2020, respectively. We also recognized $569 million of provision for loan losses on the related accrued interest receivable for the nine months ended September 30, 2020.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Impacts on Key Balance Sheet Line Items upon Implementation of the CECL Standard
The following table discloses the impact of adopting the CECL standard on key balance sheet line items.

	Balance as of December 31, 2019	Transition Impact of Adoption of the CECL Standard	Balance as of January 1, 2020
	(Dollars in millions)
Mortgage loans held for sale	$6,773	$50	$6,823
Allowance for loan losses	(9,016)	(1,722)	(10,738)
Other assets(1)	14,312	230	14,542
Deferred tax assets, net	11,910	303	12,213
Accumulated deficit (beginning retained earnings)	(118,776)	(1,139)	(119,915)
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
In May 2020, we modified trust agreements governing our Fannie Mae REMIC and other multi-class transactions issued prior to July 2013 that are backed by floating rate or reverse floating rate securities to include fallback provisions in order to ease the potential burden of transitioning away from LIBOR. The update to the fallback language in the Omnibus Trust Supplement qualified for the accounting relief provided by ASU 2020-04, and we accounted for the update as a modification to the existing agreements. The impact of the May 2020 agreement modifications governing Fannie Mae REMIC and multi-class transactions issued prior to July 2013 was not material to Fannie Mae. We had no hedge accounting relationships between March 12, 2020 and September 30, 2020. We will continue to evaluate ASU 2020-04 to determine the timing and extent to which we will apply the provided accounting relief.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	87

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

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$1,900	$2,543
Non-Fannie Mae	3,676	5,100
Total trading securities	5,576	7,643
Available-for-sale securities:
Fannie Mae	1,284	1,524
Non-Fannie Mae	361	574
Total available-for-sale securities	1,645	2,098
Other assets	42	56
Other liabilities	(68)	(78)
Net carrying amount	$7,195	$9,719
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
Fannie Mae commingled resecuritization trusts are backed in whole or in part by Freddie Mac securities. The guaranty that we provide to these commingled resecuritization trusts may increase our exposure to loss to the extent that we are providing a guaranty for the timely payment and interest on the underlying Freddie Mac securities that we have not previously guaranteed. Our maximum exposure to loss for these unconsolidated trusts is measured by the amount of Freddie Mac securities that are held in these resecuritization trusts. Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts was approximately $127 billion and $62 billion as of September 30, 2020 and December 31, 2019, respectively. Our total exposure to Freddie Mac securities backing Fannie Mae-issued REMICs disclosed as of December 31, 2019 may have been lower because a portion of the Freddie Mac securities backing these Fannie Mae-issued REMICS may have been backed by Fannie Mae MBS. To the extent that these Freddie Mac securities are backed by Fannie Mae MBS, our guarantee to the resecuritization trust does not subject us to any additional exposure to credit risk. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $190 billion and $130 billion as of September 30, 2020 and December 31, 2019, respectively.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments (“LIHTC”), community investments and other entities, was $107 million and the related net carrying value was $99 million as of September 30, 2020. As of December 31, 2019, the maximum exposure to loss was $98 million and the related net carrying value was $79 million. The total assets of these limited partnership investments were $2.3 billion as of September 30, 2020 and $2.0 billion as of December 31, 2019.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the CAS and Multifamily Connecticut Avenue Securities (“MCAS”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $10.1 billion and $9.5 billion as of September 30, 2020 and December 31, 2019, respectively. The total assets related to these unconsolidated SPVs were $10.1 billion and $9.5 billion as of September 30, 2020 and December 31, 2019, respectively.
The unpaid principal balance of our multifamily loan portfolio was $356.0 billion as of September 30, 2020. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2020 and 2019, the unpaid principal balance of portfolio securitizations was $213.0 billion and $89.0 billion, respectively. For the nine months ended September 30, 2020 and 2019, the unpaid principal balance of portfolio securitizations was $504.9 billion and $187.7 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2020, the unpaid principal balance of retained interests was $2.0 billion and its related fair value was $3.3 billion. As of December 31, 2019, the unpaid principal balance of retained interests was $2.9 billion and its related fair value was $4.0 billion. For the three months ended September 30, 2020 and 2019, the principal, interest and other fees received on retained interests was $166 million and $187 million, respectively. For the nine months ended September 30, 2020 and 2019, the principal, interest and other fees received on retained interests was $517 million and $425 million, respectively.
Qualifying Sales of Portfolio Securitizations
We consolidate the substantial majority of our single-class MBS trusts; therefore, these portfolio securitization transactions do not qualify for sale treatment. The assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales are reported in our consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $416 million and $538 million for three and nine months ended September 30, 2020, respectively. There were no proceeds from the initial sale of securities from portfolio securitizations for three and nine months ended September 30, 2019. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our consolidated financial statements.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	89

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
The following table displays the carrying value of mortgage loans and our allowance for loan losses.

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Single-family	$3,137,726	$2,972,361
Multifamily	355,950	327,593
Total unpaid principal balance of mortgage loans	3,493,676	3,299,954
Cost basis and fair value adjustments, net	65,370	43,224
Allowance for loan losses	(11,703)	(9,016)
Total mortgage loans(1)	$3,547,343	$3,334,162
(1)Excludes $9.6 billion and $8.4 billion of accrued interest receivable, net of allowance on mortgage loans as of September 30, 2020 and December 31, 2019, respectively.
The following tables display information about our redesignation of loans from HFI to HFS and the sales of mortgage loans during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
	(Dollars in millions)
Single family loans redesignated from HFI to HFS:
Amortized cost	$5,305	$5,154	$6,942	$15,287
Lower of cost or fair value adjustment at time of redesignation(1)	(227)	(227)	(236)	(946)
Allowance reversed at time of redesignation	737	780	921	2,149

Single-family loans sold:
Unpaid principal balance	$4,593	$3,941	$5,088	$10,497
Realized gains, net	424	184	464	504
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $6.0 billion and $7.6 billion as of September 30, 2020 and December 31, 2019, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose. In addition, in response to the COVID-19 pandemic, we have prohibited our servicers from completing foreclosures on our single-family loans through at least December 31, 2020, except in the case of vacant or abandoned properties.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.
Pursuant to the CARES Act, for purposes of reporting to the credit bureaus, servicers must report a borrower receiving a COVID-19-related payment accommodation during the covered period, such as a forbearance plan or loan modification, as current if the borrower was current prior to receiving the accommodation and the borrower makes all required payments in accordance with the accommodation. For purposes of our disclosures regarding delinquency status, we report loans receiving COVID-19-related payment forbearance as delinquent according to the contractual terms of the loan. The increase in loans classified as delinquent as of September 30, 2020 compared with December 31, 2019 was primarily attributable to the economic dislocation caused by the COVID-19 pandemic.

	As of September 30, 2020
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$27,339	$13,584	$99,491	$140,414	$2,529,879	$2,670,293	$81,405	$7,156
15-year or less, amortizing fixed-rate	2,084	965	6,170	9,219	420,848	430,067	5,533	393
Adjustable-rate	309	172	1,363	1,844	33,461	35,305	1,160	135
Other(2)	1,267	606	5,355	7,228	51,276	58,504	3,271	785
Total single-family	30,999	15,327	112,379	158,705	3,035,464	3,194,169	91,369	8,469
Multifamily(3)	512	N/A	4,074	4,586	355,131	359,717	3,729	44
Total	$31,511	$15,327	$116,453	$163,291	$3,390,595	$3,553,886	$95,098	$8,513

	As of December 31, 2019
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$26,882	$7,126	$13,082	$47,090	$2,470,457	$2,517,547	$28
15-year or less, amortizing fixed-rate	1,616	286	445	2,347	371,740	374,087	—
Adjustable-rate	412	85	167	664	44,244	44,908	—
Other(2)	2,323	829	1,891	5,043	64,726	69,769	136
Total single-family	31,233	8,326	15,585	55,144	2,951,167	3,006,311	164
Multifamily(3)	7	N/A	115	122	330,496	330,618	—
Total	$31,240	$8,326	$15,700	$55,266	$3,281,663	$3,336,929	$164

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	91

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

	As of September 30, 2020, by Year of Origination(1)
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$533,538	$261,595	$148,609	$210,619	$255,376	$868,596	$2,278,333
Greater than 80% and less than or equal to 90%	105,147	105,917	40,296	11,281	2,789	7,711	273,141
Greater than 90% and less than or equal to 100%	94,975	16,605	1,542	432	171	2,603	116,328
Greater than 100%	17	21	41	101	103	2,208	2,491
Total 20 and 30-year or more, amortizing fixed-rate	733,677	384,138	190,488	222,433	258,439	881,118	2,670,293
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	124,783	46,988	18,095	35,192	50,610	146,127	421,795
Greater than 80% and less than or equal to 90%	5,020	1,627	100	18	11	25	6,801
Greater than 90% and less than or equal to 100%	1,379	38	4	5	3	12	1,441
Greater than 100%	—	—	4	6	4	16	30
Total 15-year or less, amortizing fixed-rate	131,182	48,653	18,203	35,221	50,628	146,180	430,067
Adjustable-rate:
Less than or equal to 80%	2,542	2,102	2,853	5,696	3,169	18,138	34,500
Greater than 80% and less than or equal to 90%	233	233	179	42	4	18	709
Greater than 90% and less than or equal to 100%	72	16	2	2	—	3	95
Greater than 100%	—	—	—	—	—	1	1
Total adjustable-rate	2,847	2,351	3,034	5,740	3,173	18,160	35,305
Other:
Less than or equal to 80%	—	42	341	839	1,076	37,973	40,271
Greater than 80% and less than or equal to 90%	—	3	25	54	37	1,590	1,709
Greater than 90% and less than or equal to 100%	—	1	11	22	16	736	786
Greater than 100%	—	1	5	11	11	782	810
Total other	—	47	382	926	1,140	41,081	43,576
Total	$867,706	$435,189	$212,107	$264,320	$313,380	$1,086,539	$3,179,241

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$660,863	$310,727	$169,898	$252,346	$310,231	$1,070,834	$2,774,899
Greater than 80% and less than or equal to 90%	110,400	107,780	40,600	11,395	2,841	9,344	282,360
Greater than 90% and less than or equal to 100%	96,426	16,660	1,559	461	190	3,354	118,650
Greater than 100%	17	22	50	118	118	3,007	3,332
Total	$867,706	$435,189	$212,107	$264,320	$313,380	$1,086,539	$3,179,241

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2019(1)
	20- and 30-Year or More, Amortizing Fixed-Rate	15-Year or Less, Amortizing Fixed-Rate	Adjustable-Rate	Other	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,145,018	$368,181	$43,415	$47,005	$2,603,619
Greater than 80% and less than or equal to 90%	237,623	4,556	1,275	2,872	246,326
Greater than 90% and less than or equal to 100%	130,152	1,284	215	1,398	133,049
Greater than 100%	4,754	66	3	1,365	6,188
Total	$2,517,547	$374,087	$44,908	$52,640	$2,989,182
(1)Excludes $14.9 billion and $17.1 billion as of September 30, 2020 and December 31, 2019, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
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

	As of September 30, 2020, by Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$45,240	$68,698	$62,601	$51,824	$44,804	$76,825	$349,992
Classified(2)	8	848	1,448	2,559	1,489	3,373	9,725
Total	$45,248	$69,546	$64,049	$54,383	$46,293	$80,198	$359,717

As of December 31, 2019
(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$323,773
Classified(2)	6,845
Total	$330,618
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. We had no loans classified as doubtful as of September 30, 2020 and loans with an amortized cost of $5 million classified as doubtful as of December 31, 2019.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify loans to certain borrowers who have received bankruptcy relief as TDRs. However, our current TDR accounting described herein is temporarily impacted by our election to account for certain eligible loss mitigation activities under the COVID-19 Relief granted pursuant to the CARES Act. See “Note 1, Summary of Significant Accounting Policies” for more information on the impact of the CARES Act.
The substantial majority of the loan modifications accounted for as a TDR result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 159 months and 164 months for the three months ended September 30, 2020 and 2019, respectively. The average interest rate reduction was 0.42 and 0.15 percentage points, for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the average term extension of a single-family modified loan was 166 months and 160 months, respectively, and the average interest rate reduction was 0.35 and 0.11 percentage points, respectively.
The following tables display the number of loans and amortized cost in loans classified as a TDR.

	For the Three Months Ended September 30,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	5,993	$1,006	10,113	$1,694
15-year or less, amortizing fixed-rate	579	50	1,078	97
Adjustable-rate	109	16	182	28
Other	371	47	648	87
Total single-family	7,052	1,119	12,021	1,906
Multifamily	—	—	3	4
Total TDRs	7,052	$1,119	12,024	$1,910

	For the Nine Months Ended September 30,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	25,360	$4,412	31,960	$5,226
15-year or less, amortizing fixed-rate	2,448	216	3,554	317
Adjustable-rate	395	62	612	91
Other	1,464	185	2,383	323
Total single-family	29,667	4,875	38,509	5,957
Multifamily	—	—	9	37
Total TDRs	29,667	$4,875	38,518	$5,994

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	94

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

	For the Three Months Ended September 30,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	2,956	$532	3,582	$567
15-year or less, amortizing fixed-rate	21	1	164	12
Adjustable-rate	3	—	34	5
Other	219	35	422	62
Total single-family	3,199	568	4,202	646
Multifamily	—	—	1	13
Total TDRs that subsequently defaulted	3,199	$568	4,203	$659

	For the Nine Months Ended September 30,
	2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	11,529	$2,119	11,871	$1,825
15-year or less, amortizing fixed-rate	106	7	415	30
Adjustable-rate	15	2	57	8
Other	1,094	180	1,564	247
Total single-family	12,744	2,308	13,907	2,110
Multifamily	4	16	2	19
Total TDRs that subsequently defaulted	12,748	$2,324	13,909	$2,129

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Nonaccrual Loans
The table below displays the forgone interest and the accrued interest receivable written off through the reversal of interest income for nonaccrual loans. For updates to our application of our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic, see “Note 1, Summary of Significant Accounting Policies.”

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
	(Dollars in millions)
Single-family:
Interest income forgone(1)	$219	$573
Accrued interest receivable written off through the reversal of interest income	33	165

Multifamily:
Interest income forgone(1)	$8	$9
Accrued interest receivable written off through the reversal of interest income	5	7
(1)For loans on nonaccrual status held as of period end, represents the amount of interest income we did not recognize but would have recognized if the loans had performed in accordance with their original contractual terms.
The table below includes the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of			For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
	September 30, 2020	June 30, 2020	December 31, 2019
	Amortized Cost			Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$21,902	$23,783	$23,427	$68	$309
15-year or less, amortizing fixed-rate	780	844	858	2	9
Adjustable-rate	247	275	288	1	3
Other	2,438	2,851	2,973	5	31
Total single-family	25,367	27,753	27,546	76	352
Multifamily	347	316	435	—	3
Total nonaccrual loans	$25,714	$28,069	$27,981	$76	$355
(1)Single-family interest income recognized includes amounts accrued while the loans were performing, including the amortization of any deferred cost basis adjustments, as well as payments received on nonaccrual loans, for nonaccrual loans held as of period end. Multifamily interest income recognized includes amounts accrued while the loans were performing and the amortization of any deferred cost basis adjustments, for nonaccrual loans held as of period end.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Individually Impaired Loans
Prior to the adoption of the CECL standard, we recorded a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans. Individually impaired loans include TDRs, acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest, excluding loans classified as HFS and loans for which we have elected the fair value option. The following tables display the unpaid principal balance, total amortized cost and related allowance for loan losses as of December 31, 2019 and average amortized cost, total interest income recognized and interest income recognized on a cash basis for individually impaired loans for the three and nine months ended September 30, 2019.

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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30, 2019
	Average Amortized Cost	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
20- and 30-year or more, amortizing fixed-rate	$67,788	$702	$61
15-year or less, amortizing fixed-rate	1,141	10	1
Adjustable-rate	155	1	1
Other	16,011	164	11
Total single-family	85,095	877	74
Multifamily	313	2	—
Total individually impaired loans with related allowance recorded	85,408	879	74
With no related allowance recorded:(1)
Single-family:
20- and 30-year or more, amortizing fixed-rate	15,787	255	37
15-year or less, amortizing fixed-rate	329	4	1
Adjustable-rate	300	3	1
Other	2,767	55	5
Total single-family	19,183	317	44
Multifamily	401	8	—
Total individually impaired loans with no related allowance recorded	19,584	325	44
Total individually impaired loans	$104,992	$1,204	$118

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30, 2019
	Average Amortized Cost	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
20- and 30-year or more, amortizing fixed-rate	$72,229	$2,268	$210
15-year or less, amortizing fixed-rate	1,237	32	3
Adjustable-rate	135	4	1
Other	17,995	557	41
Total single-family	91,596	2,861	255
Multifamily	280	7	—
Total individually impaired loans with related allowance recorded	91,876	2,868	255
With no related allowance recorded:(1)
Single-family:
20- and 30-year or more, amortizing fixed-rate	15,041	708	98
15-year or less, amortizing fixed-rate	320	11	3
Adjustable-rate	352	12	2
Other	2,875	158	14
Total single-family	18,588	889	117
Multifamily	377	16	—
Total individually impaired loans with no related allowance recorded	18,965	905	117
Total individually impaired loans	$110,841	$3,773	$372
(1) The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
4.  Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts, excluding loans for which we have elected the fair value option. When calculating our allowance for loan losses, we consider the unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments of HFI loans at the balance sheet date. We record write-offs as a reduction to our allowance for loan losses at the point of foreclosure, completion of a short sale, upon the redesignation of nonperforming and reperforming loans from HFI to HFS or when a loan is determined to be uncollectible. See “Note 1, Summary of Significant Accounting Policies” for additional information and accounting policies on loans held for sale and changes resulting from our adoption of the CECL standard.
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses, including the transition impact of adopting the CECL standard.

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(11,598)	$(8,759)
Transition impact of the adoption of the CECL standard	—	(1,229)
Benefit (provision) for loan losses	931	(857)
Write-offs	261	377
Recoveries	(4)	(10)
Other	23	91
Ending Balance	$(10,387)	$(10,387)
Multifamily allowance for loan losses:
Beginning balance	$(1,368)	$(257)
Transition impact of the adoption of the CECL standard	—	(493)
Provision for loan losses	(34)	(669)
Write-offs	86	104
Recoveries	—	(1)
Ending Balance	$(1,316)	$(1,316)
Total allowance for loan losses:
Beginning balance	$(12,966)	$(9,016)
Transition impact of the adoption of the CECL standard	—	(1,722)
Benefit (provision) for loan losses	897	(1,526)
Write-offs	347	481
Recoveries	(4)	(11)
Other	23	91
Ending Balance	$(11,703)	$(11,703)
Our benefit or provision for loan losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearance and loan modifications, the volume of foreclosures completed, and the redesignation of loans from HFI to HFS. Our benefit or provision can also be impacted by updates to the models, assumptions, and data used in determining our allowance for loan losses. As described below, during 2020, our benefit or provision for loan losses and our loss reserves have been significantly affected by our estimates of the impact of the COVID-19 pandemic, which require significant management judgment. Changes in our estimates of borrowers that will ultimately receive forbearance and even more significantly, the loss mitigation outcomes of affected borrowers after the forbearance period ends, remain uncertain and can affect the amount of benefit or provision for loan losses we recognize.
The primary factors that contributed to our single-family provision for loan losses for the nine months ended September 30, 2020 were:
•Provision from change in actual and expected loan delinquencies and change in assumptions regarding COVID-19 forbearance, which includes adjustments to modeled results. Our single-family provision for loan losses for the nine

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
months ended September 30, 2020 was driven by the economic dislocation caused by the COVID-19 pandemic, with the majority of the provision recognized in the first quarter of 2020. Estimating expected loan losses as a result of the COVID-19 pandemic continues to require significant management judgment regarding a number of matters, including our expectations surrounding borrower participation in a COVID-19-related forbearance, the type and extent of loss mitigation that may be needed when the loan exits forbearance, the high degree of uncertainty regarding the future course of the pandemic and its effect on the economy, and expectations regarding the impact of fiscal stimulus to support borrowers. As a result, the model used to estimate single-family loan losses does not capture the entirety of losses we expect to incur relating to COVID-19. The model has consumed data from the initial months of the pandemic, including loan delinquencies, and updated credit profile data for loans in forbearance. As more of this data was consumed by our credit loss model, we reduced the non-modeled adjustment initially recorded in the first quarter.
In the third quarter of 2020, management continued to apply its judgment and supplement model results as of September 30, 2020, taking into account the continued high degree of uncertainty regarding the future impact of the pandemic and its effect on the economy, future economic and housing policy, and extended foreclosure moratoriums. These factors, combined with higher loan delinquencies, led to an increase in provision attributable to these COVD-19-related factors, which was partially offset by a decrease in our estimated single-family cumulative forbearance take-up, based on recent economic data and actual forbearance activity observed through the third quarter of 2020.
The factors discussed above were offset by the factors below, which contributed to a single-family benefit for loan losses for the three months ended September 30, 2020 and reduced the amount of single-family provision for loan losses recognized for the nine months ended September 30, 2020:
•Benefit from lower actual and projected interest rates. For much of 2020, we continued to be in a historically low interest rate environment. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for loan losses. Most of this benefit from lower actual and projected mortgage interest rates was recognized in the first half of 2020.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. In the third quarter of 2020, we resumed sales of reperforming loans after our suspension of new loan sales in the second quarter of 2020. As a result, we redesignated certain reperforming single-family loans from HFI to HFS in the third quarter of 2020, as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, which contributed to a net benefit for loan losses for the three and nine months ended September 30, 2020.
•Benefit from actual and expected home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020. However, the negative impact from the first quarter of 2020 was more than offset by an increase in actual home price growth in the second and third quarters due to better-than-expected housing demand and continued low levels of supply. Higher home prices decrease the likelihood that loans will default and decrease the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately decreases our loss reserves and provision for loan losses.
The primary factor that contributed to a decrease in single-family write-offs for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 was a reduction in the volume of reperforming loans redesignated from HFI to HFS.
Our multifamily provision for loan losses for the nine months ended September 30, 2020 was driven by higher expected losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty, driven by elevated unemployment which we expect will result in a decrease of multifamily property income and property values. In addition, the multifamily provision for loan losses includes increased expected loan losses on seniors housing loans as these properties have been disproportionately impacted by the pandemic. The vast majority of these expenses were recognized in the first half of 2020. Consistent with the single-family discussion above, the model we use to estimate multifamily loan losses does not capture the entirety of losses we expect to incur relating to COVID-19. The model has consumed data from the initial months of the pandemic, but we continue to apply management judgment and supplement model results as of September 30, 2020, taking into account the continued high degree of uncertainty that remains relating to the impact of the pandemic.
In the third quarter of 2020, our provision for expected multifamily loan losses as a result of the COVID-19 pandemic was relatively flat. In September 2020, we decreased our estimate for loan losses due to a downward revision of our estimated multifamily cumulative forbearance take-up rate, as well as an improved forecasted unemployment rate. These benefits were offset by continued economic uncertainty, forbearance arrangements that were extended beyond the initial term, and overall increased delinquencies. These factors, inclusive of the other components of the multifamily provision for loan losses, resulted in a modest expense for the third quarter of 2020.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
The primary factor that contributed to multifamily write-offs for the three and nine months ended September 30, 2020 was a write down in the value of a seniors housing portfolio during the third quarter of 2020 following its default on its forbearance agreement.
Allowance for Accrued Interest Receivable
As a result of our update to the application of our nonaccrual policy in the second quarter of 2020, we continue to accrue interest for single-family and multifamily loans that were negatively impacted by the COVID-19 pandemic. This update resulted in a significant portion of delinquent loans, that were current as of March 1, 2020 and subsequently became delinquent, remaining on accrual status. Accordingly, we established a valuation allowance for expected credit losses on the accrued interest receivable balance based on our evaluation of collectability. This contributed to the provision for credit losses for the three and nine months ended September 30, 2020. We recorded a valuation allowance of $569 million, as a component of “Accrued interest receivable, net” in our condensed consolidated balance sheet as of September 30, 2020. We recognized the related provision as a component of “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income. See “Note 1, Summary of Significant Accounting Policies” for more information about our nonaccrual policy.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	102

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

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(11,210)	$(13,969)
Benefit for loan losses	1,826	3,712
Write-offs	270	1,209
Recoveries	(8)	(68)
Other	—	(6)
Ending Balance	$(9,122)	$(9,122)
Multifamily allowance for loan losses:
Beginning balance	$(272)	$(234)
Benefit (provision) for loan losses	17	(23)
Write-offs	2	6
Recoveries	(1)	(3)
Ending Balance	$(254)	$(254)
Total allowance for loan losses:
Beginning balance	$(11,482)	$(14,203)
Benefit for loan losses	1,843	3,689
Write-offs	272	1,215
Recoveries	(9)	(71)
Other	—	(6)
Ending Balance	$(9,376)	$(9,376)

	As of December 31, 2019
	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans	$(8,175)	$(45)	$(8,220)
Collectively reserved loans	(584)	(212)	(796)
Total allowance for loan losses	$(8,759)	$(257)	$(9,016)
Amortized cost in loans by segment:
Individually impaired loans	$97,196	$680	$97,876
Collectively reserved loans	2,909,115	329,938	3,239,053
Total amortized cost in loans	$3,006,311	$330,618	$3,336,929

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	103

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

	As of
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$2,750	$3,424
Other agency(1)	3,518	4,490
Private-label and other mortgage securities	158	629
Total mortgage-related securities (includes $850 million and $896 million, respectively, related to consolidated trusts)	6,426	8,543
Non-mortgage-related securities:
U.S. Treasury securities	135,972	39,501
Other securities	74	79
Total non-mortgage-related securities	136,046	39,580
Total trading securities	$142,472	$48,123
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
	(Dollars in millions)
Net trading gains (losses)	$(91)	$95	$691	$370
Net trading gains (losses) recognized in the period related to securities still held at period end	(71)	82	448	298
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of September 30, 2020
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,195	$—	$102	$(14)	$1,283
Other agency(2)	85	—	11	—	96
Alt-A and subprime private-label securities	4	—	2	—	6
Mortgage revenue bonds	249	(3)	9	—	255
Other mortgage-related securities	247	—	8	—	255
Total	$1,780	$(3)	$132	$(14)	$1,895

	As of December 31, 2019
	Total Amortized Cost(1)(3)	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,445	$85	$(10)	$1,520
Other agency(2)	183	15	—	198
Alt-A and subprime private-label securities	34	23	—	57
Mortgage revenue bonds	309	9	(3)	315
Other mortgage-related securities	310	5	(1)	314
Total	$2,281	$137	$(14)	$2,404
(1)We exclude from amortized cost and fair value accrued interest of $7 million and $10 million as of September 30, 2020 and December 31, 2019, respectively, which we record in “Other assets” in our condensed consolidated balance sheets.
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
Fannie Mae and Other Agency Securities
Our Fannie Mae and other agency AFS securities consist of securities issued by us, Freddie Mac, or Ginnie Mae. The principal and interest on these securities are guaranteed by the issuing agency. We believe that the guaranty provided by the issuing agency, the support provided to the agencies by the U.S. government, the importance of the agencies to the liquidity and stability in the secondary mortgage market, and the long history of zero credit losses on agency mortgage-related securities are all indicators that there are currently no credit losses on these securities, even if the security is in an unrealized loss position. In addition, we generally hold these securities that are in an unrealized loss position to recovery. As a result, unless we intend to sell the security, we do not recognize an allowance for credit losses on agency mortgage-related securities.
Non-Agency Mortgage-Related Securities
As of September 30, 2020, substantially all of our non-agency mortgage-related securities were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of September 30, 2020
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$72	$(12)	$90
Mortgage revenue bonds	—	—	—	—
Other mortgage-related securities	—	—	—	—
Total	$(2)	$72	$(12)	$90

	As of December 31, 2019
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(10)	$337
Mortgage revenue bonds	—	—	(3)	3
Other mortgage-related securities	(1)	130	—	—
Total	$(1)	$130	$(13)	$340
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
	(Dollars in millions)
Gross realized gains	$15	$—	$45	$171
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	137	—	258	376
The following tables display net unrealized gains on AFS securities and other amounts accumulated within our accumulated other comprehensive income, net of tax.

As of
September 30, 2020
(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$93
Other	27
Accumulated other comprehensive income	$120

As of
December 31, 2019
(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI	$97
Other	34
Accumulated other comprehensive income	$131
Prior to our adoption of the CECL standard on January 1, 2020, we evaluated AFS securities for other-than-temporary impairment. The balance of the unrealized credit-loss component of AFS securities held by us and recognized in our consolidated statements of operations and comprehensive income was $36 million as of December 31, 2019.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	106

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

	As of September 30, 2020
	Total Carrying Amount (1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value
	(Dollars in millions)
Fannie Mae	$1,195	$1,283	$—	$—	$6	$6	$88	$100	$1,101	$1,177
Other agency	85	96	—	—	—	—	10	11	75	85
Alt-A and subprime private-label securities	4	6	—	—	—	—	2	3	2	3
Mortgage revenue bonds	246	255	1	1	28	30	24	24	193	200
Other mortgage-related securities	247	255	—	—	—	—	20	21	227	234
Total	$1,777	$1,895	$1	$1	$34	$36	$144	$159	$1,598	$1,699
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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. When we began issuing UMBS in June 2019, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. As such, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $117.7 billion and $50.1 billion as of September 30, 2020 and December 31, 2019, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	September 30, 2020			December 31, 2019
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$4,880	$18	$4,666	$5,801	$26	$5,545
Other guaranty arrangements(2)	11,950	110	2,424	12,670	128	2,553
Total	$16,830	$128	$7,090	$18,471	$154	$8,098
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 10, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	September 30, 2020		December 31, 2019
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$—	—%	$478	1.67%
Short-term debt of Fannie Mae	23,526	0.23	26,662	1.56
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day, reported as “Other liabilities” in our condensed consolidated balance sheets.
Intraday Lines of Credit
We use secured and unsecured intraday funding lines of credit provided by large financial institutions. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. The lines of credit under these facilities was up to $15.0 billion as of September 30, 2020 and December 31, 2019.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2020			December 31, 2019
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2020 - 2030	$104,323	2.26%	2020 - 2030	$86,114	2.66%
Medium-term notes(2)	2020 - 2030	37,983	0.73	2020 - 2026	32,590	1.57
Other(3)	2020 - 2038	5,214	4.63	2020 - 2038	5,254	5.01
Total senior fixed		147,520	1.95		123,958	2.47
Senior floating:
Medium-term notes(2)	2020 - 2022	102,585	0.35	2020 - 2021	9,774	1.66
Connecticut Avenue Securities(4)	2023 - 2031	15,336	4.34	2023 - 2031	21,424	5.61
Other(5)	2037	435	5.14	2020 - 2037	398	6.27
Total senior floating		118,356	0.89		31,596	4.40
Secured borrowings(6)	2021 - 2022	21	3.00	2021 - 2022	31	2.31
Total long-term debt of Fannie Mae(7)		265,897	1.48		155,585	2.86
Debt of consolidated trusts	2020 - 2059	3,530,381	2.09	2020 - 2059	3,285,139	2.78
Total long-term debt		$3,796,278	2.04%		$3,440,724	2.78%
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	108

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

and Transfers of Financial Assets” in our 2019 Form 10-K for more information about our CAS structures issued beginning November 2018.
(5)Consists of structured debt instruments that are reported at fair value.
(6)Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.
(7)Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments in a net discount position of $491 million and $2 million as of September 30, 2020 and December 31, 2019, respectively.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of September 30, 2020				As of December 31, 2019
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$110,215	$—	$25,728	$(1,297)	$41,052	$—	$29,178	$(970)
Receive-fixed	109,774	1,082	19,213	(54)	73,579	816	26,382	(62)
Basis	250	218	—	—	273	149	—	—
Foreign currency	224	41	226	(78)	229	39	232	(65)
Swaptions:
Pay-fixed	5,400	10	5,525	(341)	4,600	18	6,375	(219)
Receive-fixed	6,625	591	800	(138)	2,875	106	4,600	(232)
Futures(1)	55,004	—	—	—	20,507	—	—	—
Total gross risk management derivatives	287,492	1,942	51,492	(1,908)	143,115	1,128	66,767	(1,548)
Accrued interest receivable (payable)	—	111	—	(230)	—	226	—	(250)
Netting adjustment(2)	—	(2,037)	—	2,053	—	(1,288)	—	1,694
Total net risk management derivatives	$287,492	$16	$51,492	$(85)	$143,115	$66	$66,767	$(104)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$36,756	$93	$9,180	$(13)	$7,115	$15	$1,787	$(1)
Forward contracts to purchase mortgage-related securities	122,096	402	37,607	(70)	55,531	137	9,560	(28)
Forward contracts to sell mortgage-related securities	45,165	68	232,148	(759)	9,282	13	109,066	(277)
Total mortgage commitment derivatives	204,017	563	278,935	(842)	71,928	165	120,413	(306)
Credit enhancement derivatives	20,804	459	10,060	(38)	28,432	40	9,486	(25)
Derivatives at fair value	$512,313	$1,038	$340,487	$(965)	$243,475	$271	$196,666	$(435)
(1)Futures have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $991 million and $1.0 billion as of September 30, 2020 and December 31, 2019, respectively. Cash collateral received was $975 million and $635 million as of September 30, 2020 and December 31, 2019, respectively.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$634	$(1,414)	$(3,489)	$(4,913)
Receive-fixed	(550)	966	2,984	4,131
Basis	(5)	24	68	75
Foreign currency	23	(11)	(11)	(9)
Swaptions:
Pay-fixed	2	(110)	(159)	(430)
Receive-fixed	(60)	209	597	309
Futures	—	42	(75)	296
Net contractual interest expense on interest-rate swaps	(46)	(190)	(216)	(698)
Total risk management derivatives fair value losses, net	(2)	(484)	(301)	(1,239)
Mortgage commitment derivatives fair value losses, net	(672)	(177)	(2,327)	(946)
Credit enhancement derivatives fair value gains (losses), net	380	(7)	400	(31)
Total derivatives fair value losses, net	$(294)	$(668)	$(2,228)	$(2,216)
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of September 30, 2020 and December 31, 2019.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	111

Notes to Condensed Consolidated Financial Statements | Segment Reporting

9.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations. For additional information related to our business segments, including basis of organization and other segment activities, see “Note 10, Segment Reporting” in our 2019 Form 10-K.
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
The following tables display our segment results.

	For the Three Months Ended September 30,
	2020			2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,870	$786	$6,656	$4,484	$864	$5,348
Fee and other income(2)	73	20	93	156	32	188
Net revenues	5,943	806	6,749	4,640	896	5,536
Investment gains, net(3)	583	70	653	198	55	253
Fair value gains (losses), net(4)	(244)	(83)	(327)	(719)	6	(713)
Administrative expenses	(634)	(128)	(762)	(634)	(115)	(749)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	542	(41)	501	1,840	17	1,857
Foreclosed property expense	(64)	(7)	(71)	(93)	(3)	(96)
Total credit-related income (expense)	478	(48)	430	1,747	14	1,761
TCCA fees(6)	(679)	—	(679)	(613)	—	(613)
Credit enhancement expense(7)	(274)	(51)	(325)	(240)	(50)	(290)
Change in expected credit enhancement recoveries(8)	(48)	—	(48)	—	—	—
Other expenses, net	(307)	(6)	(313)	(184)	(2)	(186)
Income before federal income taxes	4,818	560	5,378	4,195	804	4,999
Provision for federal income taxes	(1,049)	(100)	(1,149)	(872)	(164)	(1,036)
Net income	$3,769	$460	$4,229	$3,323	$640	$3,963

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	112

Notes to Condensed Consolidated Financial Statements | Segment Reporting

	For the Nine Months Ended September 30,
	2020			2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$15,350	$2,430	$17,780	$12,942	$2,429	$15,371
Fee and other income(2)	238	65	303	350	85	435
Net revenues	15,588	2,495	18,083	13,292	2,514	15,806
Investment gains, net(3)	527	117	644	709	138	847
Fair value gains (losses), net(4)	(1,734)	113	(1,621)	(2,364)	66	(2,298)
Administrative expenses	(1,888)	(377)	(2,265)	(1,899)	(338)	(2,237)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	(1,411)	(683)	(2,094)	3,753	(21)	3,732
Foreclosed property expense	(145)	(16)	(161)	(362)	(2)	(364)
Total credit-related income (expense)	(1,556)	(699)	(2,255)	3,391	(23)	3,368
TCCA fees(6)	(1,976)	—	(1,976)	(1,806)	—	(1,806)
Credit enhancement expense(7)	(897)	(164)	(1,061)	(639)	(143)	(782)
Change in expected credit enhancement recoveries(8)	218	195	413	—	—	—
Other expenses, net	(722)	(70)	(792)	(540)	(11)	(551)
Income before federal income taxes	7,560	1,610	9,170	10,144	2,203	12,347
Provision for federal income taxes	(1,623)	(312)	(1,935)	(2,125)	(427)	(2,552)
Net income	$5,937	$1,298	$7,235	$8,019	$1,776	$9,795
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
(5)Credit-related income or expense is based on the guaranty book of business of the respective business segment and consists of the applicable segment’s benefit or provision for credit losses and foreclosed property income or expense on loans underlying the segment’s guaranty book of business. The presentation of our credit-related income or expense for the three and nine months ended September 30, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

10.  Concentrations of Credit Risk
Risk Characteristics of our Guaranty Book of Business
One of the measures by which we gauge our credit risk is the delinquency status of the mortgage loans in our guaranty book of business.
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

	As of
	September 30, 2020			December 31, 2019
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	1.00%	0.49%	3.61%	1.07%	0.29%	0.59%
Percentage of single-family conventional loans based on loan count	1.11	0.50	3.20	1.27	0.35	0.66

	As of
	September 30, 2020		December 31, 2019
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	21.74%	*	10.14%
Geographical distribution:
California	19%	3.04	19%	0.32
Florida	6	4.76	6	0.84
Illinois	3	3.46	4	0.91
New Jersey	3	5.31	3	1.13
New York	5	5.39	5	1.18
All other states	64	2.85	63	0.64
Product distribution:
Alt-A	1	9.46	2	2.95
Vintages:
2004 and prior	2	5.81	2	2.48
2005-2008	3	9.84	4	4.11
2009-2020	95	2.74	94	0.35
*    Represents less than 0.5% of single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	114

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2020 or December 31, 2019.
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

	As of
	September 30, 2020(1)		December 31, 2019(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.14%	1.12%	0.02%	0.04%

	As of
	September 30, 2020		December 31, 2019
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	1.24%	1%	—%
Less than or equal to 80%	99	1.12	99	0.04
Current DSCR below 1.0(4)	2	22.07	2	0.48
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
(4)Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer. As a result, the financial information we have received from borrowers to date may only reflect the initial impact of COVID-19. For certain properties, we do not receive updated financial information.
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

	As of
	September 30, 2020		December 31, 2019
	Risk in Force	Percentage of Single-Family Guaranty Book of Business	Risk in Force	Percentage of Single-Family Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$169,011		$162,855
Pool mortgage insurance	296		339
Total mortgage insurance risk in force	$169,307	5%	$163,194	6%

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	115

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

Mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover property damage that is not covered by the hazard insurance we require, and such damage may result in a reduction to, or a denial of, mortgage insurance benefits. Specifically, a property damaged by a flood that was outside a Federal Emergency Management Agency (“FEMA”)-identified Special Flood Hazard Area, where we require coverage, or a property damaged by an earthquake are the most likely scenarios where property damage may result in a default not covered by hazard insurance.
The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	September 30, 2020	December 31, 2019

Counterparty:(1)
Arch Capital Group Ltd.	21%	23%
Radian Guaranty, Inc.	19	20
Mortgage Guaranty Insurance Corp.	18	18
Genworth Mortgage Insurance Corp.(2)	17	15
Essent Guaranty, Inc.	15	14
Others	10	10
Total	100%	100%
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
Three of our mortgage insurer counterparties that are currently not approved to write new business are in run-off: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (”RMIC”). Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $2.7 billion, or 2%, of the risk-in-force mortgage insurance coverage of our single-family conventional guaranty book of business as of September 30, 2020.
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
We have counterparty credit risk relating to the potential insolvency of, or non-performance by, monoline mortgage insurers that insure single-family loans we purchase or guarantee. There is risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. On at least a quarterly basis, we assess our mortgage insurer counterparties’ respective abilities to fulfill their obligations to us. Our assessment includes financial reviews and analyses of the insurers’ portfolios and capital adequacy. If we determine that it is probable that we will not collect all of our claims from one or more of our mortgage insurer counterparties, it could increase our loss reserves, which could adversely affect our results of operations, liquidity, financial condition and net worth.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of September 30, 2020 and December 31, 2019, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.7 billion and $410 million, respectively.
As of September 30, 2020 and December 31, 2019, we had outstanding receivables of $569 million and $654 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of September 30, 2020 and December 31, 2019, we assessed these

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	116

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

outstanding receivables for collectability, and established a valuation allowance of $499 million and $541 million, respectively, which reduced our claim receivable to the amount considered probable of collection.
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

	Percentage of Single-Family Guaranty Book of Business
	As of
	September 30, 2020	December 31, 2019
Wells Fargo Bank, N.A. (together with its affiliates)	15%	17%
Remaining top five depository servicers	12	15
Top five non-depository servicers	25	27
Total	52%	59%
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

	Percentage of Multifamily Guaranty Book of Business
	As of
	September 30, 2020	December 31, 2019
Wells Fargo Bank, N.A. (together with its affiliates)	13%	13%
Walker & Dunlop, Inc.	12	12
Remaining top five servicers	23	23
Total	48%	48%
If a significant mortgage servicer or seller counterparty, or a number of mortgage servicers or sellers, fails to meet their obligations to us, it could adversely affect our results of operations and financial condition. We mitigate these risks in several ways, including:
•establishing minimum standards and financial requirements for our servicers;
•monitoring financial and portfolio performance as compared with peers and internal benchmarks; and
•for our largest mortgage servicers, conducting periodic financial reviews to confirm compliance with servicing guidelines and servicing performance expectations.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	117

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

	As of September 30, 2020
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$2,053	$(2,052)	$1		$—	$—	$1
Cleared risk management derivatives	—	15	15		—	—	15
Mortgage commitment derivatives	563	—	563		(289)	(23)	251
Total derivative assets	2,616	(2,037)	579	(4)	(289)	(23)	267
Securities purchased under agreements to resell or similar arrangements(5)	27,100	—	27,100		—	(27,100)	—
Total assets	$29,716	$(2,037)	$27,679		$(289)	$(27,123)	$267
Liabilities:
OTC risk management derivatives	$(2,138)	$2,056	$(82)		$—	$—	$(82)
Cleared risk management derivatives	—	(3)	(3)		—	3	—
Mortgage commitment derivatives	(842)	—	(842)		289	529	(24)
Total derivative liabilities	(2,980)	2,053	(927)	(4)	289	532	(106)
Total liabilities	$(2,980)	$2,053	$(927)		$289	$532	$(106)

	As of December 31, 2019
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$1,354	$(1,334)	$20		$—	$—	$20
Cleared risk management derivatives	—	46	46		—	—	46
Mortgage commitment derivatives	165	—	165		(101)	(1)	63
Total derivative assets	1,519	(1,288)	231	(4)	(101)	(1)	129
Securities purchased under agreements to resell or similar arrangements(5)	24,928	—	24,928		—	(24,928)	—
Total assets	$26,447	$(1,288)	$25,159		$(101)	$(24,929)	$129
Liabilities:
OTC risk management derivatives	$(1,798)	$1,695	$(103)		$—	$—	$(103)
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(306)	—	(306)		101	181	(24)
Total derivative liabilities	(2,104)	1,694	(410)	(4)	101	182	(127)
Securities sold under agreements to repurchase or similar arrangements	(478)	—	(478)		—	475	(3)
Total liabilities	$(2,582)	$1,694	$(888)		$101	$657	$(130)

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	118

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
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $4.8 billion and $2.3 billion as of September 30, 2020 and December 31, 2019, respectively. The fair value of non-cash collateral received was $27.0 billion and $24.7 billion, of which $25.8 billion and $23.8 billion could be sold or repledged as of September 30, 2020 and December 31, 2019, respectively. None of the underlying collateral was sold or repledged as of September 30, 2020 or December 31, 2019.
(4)Excludes derivative assets of $459 million and $40 million as of September 30, 2020 and December 31, 2019, respectively, and derivative liabilities of $38 million and $25 million recognized in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, that are not subject to enforceable master netting arrangements.
(5)Includes $14.4 billion and $11.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	119

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$3,443	$—	$—	$—	$3,443
Trading securities:
Mortgage-related securities:
Fannie Mae	—	2,690	60	—	2,750
Other agency	—	3,517	1	—	3,518
Private-label and other mortgage securities	—	158	—	—	158
Non-mortgage-related securities:
U.S. Treasury securities	135,972	—	—	—	135,972
Other securities	—	74	—	—	74
Total trading securities	135,972	6,439	61	—	142,472
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,061	222	—	1,283
Other agency	—	96	—	—	96
Alt-A and subprime private-label securities	—	4	2	—	6
Mortgage revenue bonds	—	—	255	—	255
Other	—	7	248	—	255
Total available-for-sale securities	—	1,168	727	—	1,895
Mortgage loans	—	6,090	878	—	6,968
Other assets:
Risk management derivatives:
Swaps	—	1,231	221	—	1,452
Swaptions	—	601	—	—	601
Netting adjustment	—	—	—	(2,037)	(2,037)
Mortgage commitment derivatives	—	563	—	—	563
Credit enhancement derivatives	—	—	459	—	459
Total other assets	—	2,395	680	(2,037)	1,038
Total assets at fair value	$139,415	$16,092	$2,346	$(2,037)	$155,816

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$3,551	$435	$—	$3,986
Total of Fannie Mae	—	3,551	435	—	3,986
Of consolidated trusts	—	24,656	85	—	24,741
Total long-term debt	—	28,207	520	—	28,727
Other liabilities:
Risk management derivatives:
Swaps	—	1,659	—	—	1,659
Swaptions	—	479	—	—	479
Netting adjustment	—	—	—	(2,053)	(2,053)
Mortgage commitment derivatives	—	842	—	—	842
Credit enhancement derivatives	—	—	38	—	38
Total other liabilities	—	2,980	38	(2,053)	965
Total liabilities at fair value	$—	$31,187	$558	$(2,053)	$29,692

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	120

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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
(2)Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	121

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020(1)
	Balance, June 30, 2020	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$38	$—		$—	$—	$(1)	$—	$—	$(3)	$26	$60	$—	$—
Other agency	—	—		—	—	—	—	—	—	1	1	—	—
Private-label and other mortgage securities	98	(4)		—	—	(94)	—	—	—	—	—	—	—
Total trading securities	$136	$(4)	(5)(6)	$—	$—	$(95)	$—	$—	$(3)	$27	$61	$—	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$446	$1		$2	$—	$—	$—	$(9)	$(218)	$—	$222	$—	$—
Alt-A and subprime private-label securities	2	—		—	—	—	—	—	—	—	2	—	—
Mortgage revenue bonds	278	—		—	—	—	—	(23)	—	—	255	—	—
Other	254	5		5	—	—	—	(16)	—	—	248	—	4
Total available-for-sale securities	$980	$6	(5)(6)	$7	$—	$—	$—	$(48)	$(218)	$—	$727	$—	$4

Mortgage loans	$797	$41	(5)(6)	$—	$—	$(11)	$—	$(39)	$(31)	$121	$878	$36	$—
Net derivatives	269	380	(5)	—	—	—	—	(7)	—	—	642	372	—
Long-term debt:
Of Fannie Mae:
Senior floating	(433)	(3)	(5)	—	—	—	—	1	—	—	(435)	(3)	—
Of consolidated trusts	(89)	(1)	(5)(6)	—	—	—	—	5	1	(1)	(85)	(1)	—
Total long-term debt	$(522)	$(4)		$—	$—	$—	$—	$6	$1	$(1)	$(520)	$(4)	$—

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	122

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020(1)
	Balance, December 31, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$45	$(9)		$—	$—	$(1)	$—	$—	$(48)	$73	$60	$(8)	$—
Other agency	1	—		—	—	—	—	—	(1)	1	1	—	—
Private-label and other mortgage securities	—	3		—	—	(94)	—	(3)	—	94	—	—	—
Total trading securities	$46	$(6)	(5)(6)	$—	$—	$(95)	$—	$(3)	$(49)	$168	$61	$(8)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$171	$1		$2	$—	$—	$—	$(12)	$(218)	$278	$222	$—	$—
Alt-A and subprime private-label securities	—	—		—	—	—	—	—	—	2	2	—	—
Mortgage revenue bonds	315	(3)		3	74	(74)	—	(60)	—	—	255	—	5
Other	306	(9)		4	268	(268)	—	(53)	—	—	248	—	3
Total available-for-sale securities	$792	$(11)	(6)(7)	$9	$342	$(342)	$—	$(125)	$(218)	$280	$727	$—	$8

Mortgage loans	$688	$32	(5)(6)	$—	$—	$(11)	$—	$(93)	$(75)	$337	$878	$5	$—
Net derivatives	162	470	(5)	—	—	—	—	(8)	18	—	642	468	—
Long-term debt:
Of Fannie Mae:
Senior floating	(398)	(61)	(5)	—	—	—	—	24	—	—	(435)	(61)	—
Of consolidated trusts	(75)	—	(5)(6)	—	—	—	—	12	2	(24)	(85)	1	—
Total long-term debt	$(473)	$(61)		$—	$—	$—	$—	$36	$2	$(24)	$(520)	$(60)	$—

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	123

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2019(1)
	Balance, June 30, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$74	$2		$—	$77	$—	$—	$—	$(31)	$—	$122	$1	$—
Other agency	—	—		—	—	—	—	—	—	2	2	—	—
Total trading securities	$74	$2	(5)(6)	$—	$77	$—	$—	$—	$(31)	$2	$124	$1	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$132	$—		$3	$—	$—	$—	$(1)	$—	$40	$174	$—	$3
Mortgage revenue bonds	364	1		(1)	—	—	—	(18)	—	—	346	—	—
Other	326	(1)		(1)	—	—	—	(9)	—	—	315	—	(2)
Total available-for-sale securities	$822	$—	(6)(7)	$1	$—	$—	$—	$(28)	$—	$40	$835	$—	$1

Mortgage loans	$770	$14	(5)(6)	$—	$—	$(27)	$—	$(35)	$(41)	$45	$726	$10	$—
Net derivatives	183	21	(5)	—	—	—	—	(6)	—	—	198	15	—
Long-term debt:
Of Fannie Mae:
Senior floating	(398)	(24)	(5)	—	—	—	—	—	—	—	(422)	(24)	—
Of consolidated trusts	(102)	(3)	(5)(6)	—	—	—	(2)	6	20	(7)	(88)	(1)	—
Total long-term debt	$(500)	$(27)		$—	$—	$—	$(2)	$6	$20	$(7)	$(510)	$(25)	$—

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	124

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2019(1)
	Balance, December 31, 2018	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$32	$5		$—	$77	$(14)	$—	$(16)	$(31)	$69	$122	$4	$—
Other agency	—	—		—	—	—	—	—	—	2	2	—	—
Private-label and other mortgage securities	1	—		—	—	—	—	(1)	—	—	—	—	—
Total trading securities	$33	$5	(5)(6)	$—	$77	$(14)	$—	$(17)	$(31)	$71	$124	$4	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$152	$—		$9	$—	$—	$—	$(8)	$(103)	$124	$174	$—	$8
Alt-A and subprime private-label securities	24	5		(5)	—	(23)	—	(1)	—	—	—	—	—
Mortgage revenue bonds	434	1		(2)	—	(4)	—	(83)	—	—	346	—	(1)
Other	342	11		(11)	—	—	—	(26)	(2)	1	315	—	(9)
Total available-for-sale securities	$952	$17	(6)(7)	$(9)	$—	$(27)	$—	$(118)	$(105)	$125	$835	$—	$(2)

Mortgage loans	$937	$45	(5)(6)	$—	$—	$(40)	$—	$(105)	$(228)	$117	$726	$28	$—
Net derivatives	194	139	(5)	—	—	—	—	(126)	(9)	—	198	39	—
Long-term debt:
Of Fannie Mae:
Senior floating	(351)	(71)	(5)	—	—	—	—	—	—	—	(422)	(71)	—
Of consolidated trusts	(201)	(7)	(5)(6)	—	—	—	(2)	16	189	(83)	(88)	(3)	—
Total long-term debt	$(552)	$(78)		$—	$—	$—	$(2)	$16	$189	$(83)	$(510)	$(74)	$—
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
(5)Gains (losses) are included in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.
(6)Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.
(7)Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	125

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

	Fair Value Measurements as of September 30, 2020
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$61	Various
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	124	Consensus
	98	Various
Total agency	222
Alt-A and subprime private-label securities	2	Various
Mortgage revenue bonds	177	Single Vendor	Spreads (bps)	35.5	—	318.8	100.0
	78	Various
Total mortgage revenue bonds	255
Other	216	Discounted Cash Flow	Spreads (bps)	406.0	—	431.0	418.8
	32	Various
Total other	248
Total available-for-sale securities	$727
Net derivatives	$221	Dealer Mark
	421	Discounted Cash Flow
Total net derivatives	$642

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	126

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2019
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
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
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	127

Notes to Condensed Consolidated Financial Statements | Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of September 30, 2020 or December 31, 2019 that were measured at fair value on a nonrecurring basis. We held $127 million and $274 million in Level 2 assets as of September 30, 2020 and December 31, 2019, respectively, comprised of mortgage loans held for sale and mortgage loans held for investment that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2020 or December 31, 2019.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2020	December 31, 2019
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,113	$471
	Single Vendor	767	605
Total mortgage loans held for sale, at lower of cost or fair value		1,880	1,076

Single-family mortgage loans held for investment, at amortized cost	Internal Model	855	555
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	—	24
	Various	232	16
Total multifamily mortgage loans held for investment, at amortized cost		232	40
Acquired property, net:
Single-family	Accepted Offers	60	101
	Appraisals	115	362
	Walk Forwards	111	240
	Internal Model	55	164
	Various	15	51
Total single-family		356	918
Multifamily	Various	27	9
Total nonrecurring assets at fair value		$3,350	$2,598
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2019 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the nine months ended September 30, 2020.

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	128

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

	As of September 30, 2020
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$110,988	$96,588	$14,400	$—	$—	$110,988
Federal funds sold and securities purchased under agreements to resell or similar arrangements	12,700	—	12,700	—	—	12,700
Trading securities	142,472	135,972	6,439	61	—	142,472
Available-for-sale securities	1,895	—	1,168	727	—	1,895
Mortgage loans held for sale	8,312	—	679	8,297	—	8,976
Mortgage loans held for investment, net of allowance for loan losses	3,539,031	—	3,414,104	257,448	—	3,671,552
Advances to lenders	10,228	—	10,227	1	—	10,228
Derivative assets at fair value	1,038	—	2,395	680	(2,037)	1,038
Guaranty assets and buy-ups	115	—	—	270	—	270
Total financial assets	$3,826,779	$232,560	$3,462,112	$267,484	$(2,037)	$3,960,119

Financial liabilities:
Short-term debt:
Of Fannie Mae	$23,526	$—	$23,536	$—	$—	$23,536
Long-term debt:
Of Fannie Mae	265,897	—	277,190	878	—	278,068
Of consolidated trusts	3,530,381	—	3,648,508	31,618	—	3,680,126
Derivative liabilities at fair value	965	—	2,980	38	(2,053)	965
Guaranty obligations	128	—	—	78	—	78
Total financial liabilities	$3,820,897	$—	$3,952,214	$32,612	$(2,053)	$3,982,773

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	129

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2019
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$61,407	$50,057	$11,350	$—	$—	$61,407
Federal funds sold and securities purchased under agreements to resell or similar arrangements	13,578	—	13,578	—	—	13,578
Trading securities	48,123	39,501	8,576	46	—	48,123
Available-for-sale securities	2,404	—	1,612	792	—	2,404
Mortgage loans held for sale	6,773	—	229	7,054	—	7,283
Mortgage loans held for investment, net of allowance for loan losses	3,327,389	—	3,270,535	127,650	—	3,398,185
Advances to lenders	6,453	—	6,451	2	—	6,453
Derivative liabilities at fair value	271	—	1,360	199	(1,288)	271
Guaranty assets and buy-ups	142	—	—	305	—	305
Total financial assets	$3,466,540	$89,558	$3,313,691	$136,048	$(1,288)	$3,538,009

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$478	$—	$478	$—	$—	$478
Short-term debt:
Of Fannie Mae	26,662	—	26,667	—	—	26,667
Long-term debt:
Of Fannie Mae	155,585	—	164,144	401	—	164,545
Of consolidated trusts	3,285,139	—	3,312,763	31,827	—	3,344,590
Derivative liabilities at fair value	435	—	2,092	37	(1,694)	435
Guaranty obligations	154	—	—	97	—	97
Total financial liabilities	$3,468,453	$—	$3,506,144	$32,362	$(1,694)	$3,536,812
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	130

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	September 30, 2020			December 31, 2019
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$6,968	$3,986	$24,741	$7,825	$5,687	$21,880
Unpaid principal balance	6,501	3,895	21,521	7,514	5,200	19,653
(1)Includes nonaccrual loans with a fair value of $140 million and $129 million as of September 30, 2020 and December 31, 2019, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2020 and December 31, 2019 was $9 million and $11 million, respectively. Includes loans that are 90 days or more past due with a fair value of $297 million and $80 million as of September 30, 2020 and December 31, 2019, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2020 and December 31, 2019 was $16 million and $10 million, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $107 million and $248 million for the three and nine months ended September 30, 2020, respectively, and gains of $95 million and $334 million for the three and nine months ended September 30, 2019, respectively, from changes in the fair value of loans recorded at fair value in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $32 million and $344 million for the three and nine months ended September 30, 2020 respectively, and losses of $245 million and $797 million for the three and nine months ended September 30, 2019, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	131

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

Fannie Mae (In conservatorship) Third Quarter 2020 Form 10-Q	132

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2020, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2020 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2020 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2020 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2020 and as of the date of filing this report:
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

Fannie Mae Third Quarter 2020 Form 10-Q	133

Controls and Procedures

Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2020 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2020 (“Third Quarter 2020 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2020 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Third Quarter 2020 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2020 Form 10-Q and had no objection to our filing the Third Quarter 2020 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting from June 30, 2020 through September 30, 2020 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
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
•Implementation of new multifamily loan accounting system. In July 2020, we implemented a new multifamily loan accounting system, which resulted in changes to our existing business processes and controls. We will continue to monitor and test these controls for adequate design and operating effectiveness. This new and enhanced system and related business processes and controls were used to prepare our third quarter 2020 condensed consolidated financial statements included in this report.

Fannie Mae Third Quarter 2020 Form 10-Q	134

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2019 Form 10-K, our First Quarter 2020 Form 10-Q and our Second Quarter 2020 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. Some of the lawsuits also challenge the constitutionality of FHFA’s structure. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending after June 30, 2020 are as follows:
District of Columbia. Fannie Mae is a defendant in three cases pending in the U.S. District Court for the District of Columbia—a consolidated putative class action and two additional cases. In all three cases, Fannie Mae and Freddie Mac stockholders filed amended complaints on November 1, 2017 against us, FHFA as our conservator and Freddie Mac. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in these cases, except for their claims for breach of an implied covenant of good faith and fair dealing. All three cases are described in “Note 13, Commitments and Contingencies.”
Southern District of Texas (Collins v. Mnuchin). On October 20, 2016, preferred and common stockholders filed a complaint against FHFA and Treasury in the U.S. District Court for the Southern District of Texas. On May 22, 2017, the court dismissed the case. On September 6, 2019, the U.S. Court of Appeals for the Fifth Circuit, sitting en banc, affirmed the district court’s dismissal of claims against Treasury, but reversed the dismissal of claims against FHFA. The court held that plaintiffs could pursue their claim that FHFA exceeded its statutory powers as conservator when it implemented the net worth sweep dividend provisions of the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act that insulates the FHFA Director from removal without cause violates constitutional separation of powers principles and, thus, that the FHFA Director may be removed by the president for any reason. The court held that the appropriate remedy for this violation is to declare the provision severed from the statute. Both the plaintiffs and the government filed petitions with the Supreme Court seeking review of the Fifth Circuit’s decision. The Supreme Court granted those petitions on July 9, 2020 and will review the case.
Western District of Michigan. On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss.
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

Fannie Mae Third Quarter 2020 Form 10-Q	135

Other Information

U.S. Court of Federal Claims. Numerous cases are pending against the United States in the U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in four of these cases: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; Perry Capital LLC v. United States of America, filed on August 15, 2018; and Fairholme Funds Inc. v. United States, which was originally filed on July 9, 2013, and amended publicly to include Fannie Mae as a nominal defendant on October 2, 2018. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter, Perry Capital and Fairholme Funds plaintiffs are pursuing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. The Perry Capital and Fairholme Funds plaintiffs allege similar breach of contract claims, as well as direct and derivative breach of fiduciary duty claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter, Perry Capital and Fairholme Funds seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher, Rafter and Fairholme Funds cases on August 1, 2018. On December 6, 2019, the court entered an order in the Fairholme Funds case that granted the government’s motion to dismiss all the direct claims but denied the motion as to all of the derivative claims brought on behalf of Fannie Mae. On June 18, 2020, the U.S. Court of Appeals for the Federal Circuit agreed to hear the appeal of the court’s December 6, 2019 order. In the Fisher case, the court denied the government’s motion to dismiss on May 8, 2020 and, on August 21, 2020, the Federal Circuit denied the Fisher plaintiffs’ request for interlocutory appeal.
LIBOR Lawsuit
As described further in our 2019 Form 10-K, in October 2013, Fannie Mae filed a lawsuit in the U.S. District Court for the Southern District of New York against a number of banks and other defendants alleging they manipulated LIBOR. On October 19, 2020, we entered into agreements resolving our claims against Deutsche Bank AG and against JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. The financial impact of these settlements was not material to our financial statements.
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
The COVID-19 pandemic caused substantial financial market volatility and has significantly adversely affected both the U.S. and global economies. While state and local governments throughout the country have re-opened their economies to varying degrees, the U.S. economy continues to be affected by the COVID-19 pandemic. Although the economy has improved significantly since the second quarter of 2020, business activity remains well below the level before the onset of the pandemic, with unemployment remaining substantially higher than pre-pandemic levels. Moreover, new daily cases of COVID-19 in the U.S. have been trending upward in October, exceeding their previous peak in July and increasing the risk of new shut-downs and reductions in business activity.
The disruption caused by the pandemic differs from previous economic downturns because of the high level of uncertainty related to the health and safety of consumers and workers. We expect the path and timing of economic recovery will be impacted by the rate of new COVID-19 cases and the associated mortality rates. We believe that sustaining the current economic recovery depends on continued growth in consumer spending, increased business activity, and an associated reduction in unemployment, all of which impact the ability of borrowers and renters to make their monthly payments. The federal government has taken many actions to reduce the negative economic impact of the pandemic, including providing direct funding to affected households and businesses, as described in “Executive Summary—COVID-19 Impact—Economic Impact.” Some of these programs have ended, including the $600 federal supplement to state unemployment benefits, which expired at the end of July. The ultimate impact of the expiration of these programs and the extent to which any future government actions will mitigate the negative impacts of COVID-19 on the U.S. economy and our business is highly unclear. The pandemic resulted in a contraction in U.S. GDP in the second quarter of 2020 that we expect will not be entirely offset by growth in the second half of the year. We expect the impact of the COVID-19 pandemic to continue to negatively affect our

Fannie Mae Third Quarter 2020 Form 10-Q	136

Other Information

financial results and our returns on capital under FHFA’s conservatorship capital requirements. We expect the pandemic to contribute to lower net income in 2020 than in 2019. We could also have a net loss in one or more future periods.
Our current forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of COVID-19 outbreaks; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and the widespread availability and public acceptance of a COVID-19 vaccine; the extent to which consumers, workers and families feel safe resuming pre-pandemic activities; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks or increases in the daily number of new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the pandemic. While we are unable to predict the future course of these events or their longer-term effects on our business, key areas we have identified where the COVID-19 pandemic is negatively affecting or may negatively affect our business, financial results and financial condition are described below:
•Increased borrower credit risk. Among other factors, income growth and unemployment levels affect borrowers’ ability to repay their mortgage loans. We expect the economic dislocation caused by the COVID-19 pandemic and resulting higher unemployment rates than prior to the pandemic to result in continued higher serious delinquency rates and possibly in significantly higher defaults on the mortgage loans in our guaranty book of business. Because of this expectation, we had substantial credit-related expenses in the first nine months of 2020. As there is significant uncertainty associated with the impact of the COVID-19 pandemic, we may ultimately experience greater losses than we currently expect and also may have high credit-related expenses in future periods. Moreover, we are taking a number of actions to help borrowers affected by the COVID-19 pandemic that we expect will continue to adversely affect our financial results and financial condition, including:
◦providing up to 12 months of forbearance to single-family borrowers impacted by COVID-19-related financial hardships who request forbearance;
◦providing up to six months of forbearance to eligible multifamily borrowers impacted by COVID-19-related financial hardships on the condition that such borrowers suspend evictions and other penalties relating to late rent payments during the forbearance period; and
◦suspending foreclosures and foreclosure-related activities for single-family properties (other than for vacant or abandoned properties) through at least December 31, 2020.
The CARES Act also instituted a temporary moratorium through July 25, 2020 on tenant evictions for nonpayment of rent that applied to single-family or multifamily properties that secure a mortgage loan we own or guarantee. While the CARES Act eviction moratorium has expired, a number of federal, state and local authorities have implemented limitations on evictions, including the new CDC eviction moratorium described in “MD&A—Legislation and Regulation.” We believe that applicable eviction restrictions could have adversely affected, and could continue to adversely affect, the ability of some of our borrowers to make payments on their loans. We discuss the actions we have taken and their impact in more detail in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Our loans currently in forbearance generally have a somewhat weaker credit profile than our overall guaranty book of business. If a large number of borrowers cannot repay the amounts owed at the end of their forbearance plans or over time, or fail to qualify for repayment plans, payment deferrals or modifications, this could result in significantly higher defaults on the mortgage loans in our guaranty book of business. Certain states and localities have implemented COVID-19-related borrower and renter protections that are more extensive than the CARES Act requirements or our requirements. States and localities may continue to consider such proposals in the future or extend the time period of existing protections. These additional protections, depending on their scope and whether and to what extent they apply to our business, could contribute to a higher number of single-family and multifamily borrowers becoming delinquent on their loans or could limit our ability to take enforcement actions with respect to our loans.
In addition, while the pace of home sales now exceeds that at the start of the year and home price appreciation has been positive in the first nine months of 2020, economic dislocation resulting from the COVID-19 pandemic could result in declines in home prices in the future. Similarly, economic dislocation resulting from the COVID-19 pandemic could result in declines in multifamily property valuations. Declines in home prices or multifamily property valuations would increase the amount of our loss in the event a borrower defaults on their loan. Lower home prices and multifamily property valuations would likely also lead to deterioration in loan performance and changes in borrower behavior, and potentially preclude some borrowers from being able to refinance their loans. The magnitude of the impact would likely vary significantly across geographic regions and based on the credit characteristics of the loans.

Fannie Mae Third Quarter 2020 Form 10-Q	137

Other Information

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
•Increased human capital and business resiliency risk. COVID-19 continues to spread in the U.S. and the rate of new daily cases may increase from current levels. If a significant number of our executives or other employees, or their family members for whom they provide care, contract COVID-19 during the same time period, it could materially adversely affect our ability to manage our business, which could have a material adverse effect on our results of operations and financial condition. The risk of executives, other employees or their family members contracting COVID-19 may increase with the resumption of business activity and the reopening of workplaces and schools. Beginning in early October, we are now allowing employees, on a voluntary basis, to request approval to return to work at some of our office locations. Although we have established COVID-19 safety protocols, the return of some employees to the office may increase the risk of our employees contracting COVID-19.
While we are now allowing employees the option to return to work at some of our office locations, we expect a significant majority of our employees will continue to work remotely for the foreseeable future, driven by safety concerns, childcare obligations and other factors. The strain on our workforce and our business operations caused by this shift to a remote work environment and the uncertainty and stressors associated with the COVID-19 pandemic may result in business interruptions, reduced productivity and other adverse impacts on our operations. While our technological systems to date have continued to function with our workforce working remotely, this telework arrangement increases the risk of technological or cybersecurity incidents that negatively affect our business operations. This telework arrangement, as well as the risk that employees or their family members could contract COVID-19 and our reliance on third parties for some functions, also could adversely affect our ability to maintain effective controls and procedures, which could result in material errors in our reported results or disclosures that are not complete or accurate.
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
For the majority of the loans in our single-family guaranty book of business and nearly all of the loans in our multifamily guaranty book of business, we require servicers to advance missed borrower principal and interest payments for up to four months. Single-family servicers are also required to advance property tax and insurance payments to taxing authorities, hazard insurers and mortgage insurers. If a large number of single-family or multifamily borrowers do not pay their mortgages as a result of the economic dislocation caused by the COVID-19 pandemic, our servicers may not have sufficient liquidity to advance these missed payments. In such case, we would be required to make the payments, which could require us to obtain substantial additional funding. See below for a description of our increased liquidity risk.
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

Fannie Mae Third Quarter 2020 Form 10-Q	138

Other Information

•Increased liquidity risk. As described in “MD&A—Liquidity and Capital Management,” while market conditions have improved since the first quarter of 2020, adverse market conditions in March limited our ability to issue debt with a maturity greater than two years. If the financial markets experience substantial volatility in the future similar to or more intensely than earlier this year, it could significantly adversely affect the amount, mix and cost of funds we obtain, as well as our liquidity position. If we are unable to issue both short- and long-term debt securities at attractive rates and in amounts sufficient to operate our business and meet our obligations, it likely would interfere with the operation of our business and have a material adverse effect on our liquidity, results of operations, financial condition and net worth. If the COVID-19 pandemic results in a sustained market liquidity crisis, our liquidity contingency plans may be difficult or impossible to execute. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired. In this event, our alternative source of liquidity, our other investments portfolio, may not be sufficient to meet our liquidity needs.
In addition, as described in “MD&A—Liquidity and Capital Management,” our debt funding needs increased in the first nine months of 2020 driven in part by the impact of the COVID-19 pandemic. Due to our increased funding needs, the unpaid principal balance of our aggregate indebtedness increased to $289.9 billion as of September 30, 2020, which is close to our $300 billion debt limit under our senior preferred stock purchase agreement with Treasury. We expect the amount of our outstanding debt to remain near our debt limit in 2021 due to the impact of the COVID-19 pandemic and the relief we are offering borrowers. Depending on the extent of our future funding needs and the amount, if any, by which Treasury and FHFA agree to any request we make for an increase in our debt limit, our business activities may be constrained.
•Increased market risk. Market dislocations relating to the COVID-19 pandemic have made it more challenging to manage our interest-rate risk. In addition, the overall decline in rates during the first nine months of 2020 resulted in declines in the fair value of some of the financial instruments that we mark to market through our earnings, which contributed to our fair value losses for the period. While we have not generally experienced negative interest rates in the United States, some central banks in Europe and Asia have in the past cut interest rates below zero. If the financial markets experience substantial volatility in the future similar to or more intensely than earlier this year or if U.S. interest rates decline further or fall below zero, it could further negatively affect our ability to manage our interest-rate risk and result in additional fair value losses, and negative interest rates could increase our operational risk. Furthermore, with the decline in borrower performance due to impact of the COVID-19 pandemic and increased uncertainty regarding the value of mortgage-related assets in the current environment, we may have higher investment losses in future periods relating to decreases in the fair value of our loans that are held for sale. The lower interest rates during the pandemic have also contributed to an increase in the size of our retained mortgage portfolio due to an increase in our acquisitions of loans through our whole loan conduit. We expect the size of our retained mortgage portfolio will continue to increase, driven by whole loan conduit activity and increases in the amount of loans we purchase from MBS trusts as a result of loan delinquencies and loss mitigation strategies. Due to our expectation that the size of our retained mortgage portfolio will continue to increase, we have increased our outstanding debt. Our increased derivative issuance activity associated with the increase in our outstanding debt has increased the risk that movements in interest rates will affect our financial results.
•Constraints on new credit risk transfer transactions. For the last several years we have used credit risk transfer transactions as an important tool to manage the credit risk of our loan acquisitions. We have also used them to reduce our overall conservatorship capital requirements. We did not enter into new credit risk transfer transactions in the second quarter of 2020 due to adverse market conditions resulting from the COVID-19 pandemic. Although market conditions improved in the third quarter of 2020, we did not enter into any new credit risk transfer transactions in the third quarter and currently do not have plans to engage in additional new credit risk transfer transactions in the near future, as we evaluate FHFA’s recently proposed capital rule, FHFA’s conservatorship scorecard requirements and other factors. FHFA’s proposed capital rule would reduce the amount of capital relief we obtain from these transactions. We will continue to review our plans, which may be affected by our evaluation of the proposed capital rule and changes in the rule as it is finalized, our progress in meeting FHFA’s conservatorship scorecard, the strength of future market conditions, and our review of our overall business and capital plan to enable us to exit conservatorship. As a result, we may incur increased credit losses in connection with our loan acquisitions that are not covered by a credit risk transfer transaction and we expect our capital requirements to increase. See “MD&A—Legislation and Regulation” in our Second Quarter 2020 Form 10-Q for more information on FHFA’s proposed capital rule.
•Increased model and accounting estimate risk. Given the unprecedented nature and timing of the COVID-19 pandemic and its uncertain impact, we believe our model results relating to our allowance for loan losses currently cannot accurately capture the entirety of loan losses we will ultimately incur relating to COVID-19. For the first, second and third quarters of 2020, management used its judgment to adjust loss projections developed by our credit loss model to reflect our expectations relating to COVID-19’s impact on our loan losses, but these judgments may be inaccurate and we may ultimately experience greater losses, perhaps substantially, than we currently expect. The unprecedented nature of the COVID-19 pandemic may also negatively affect our ability to rely on models to effectively manage the risks to our business. The CARES Act provisions prohibiting lenders from reporting some

Fannie Mae Third Quarter 2020 Form 10-Q	139

Other Information

borrowers receiving COVID-19-related payment accommodations as delinquent may also impact the stability of the interpretation and predictiveness of borrower credit data and therefore the reliability of our models in the future.
•Potential reduced demand for mortgages. While demand for single-family mortgages has remained high during the COVID-19 pandemic through the third quarter, the pandemic and its impact on the economy may reduce future demand for single-family mortgage loans, which could reduce our future loan acquisitions and guaranty fee income.
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
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended September 30, 2020, we did not sell any equity securities.
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

Fannie Mae Third Quarter 2020 Form 10-Q	140

Other Information

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2020.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae Third Quarter 2020 Form 10-Q	141

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Third Quarter 2020 Form 10-Q	142

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer
Date: October 29, 2020

By:	/s/ Celeste M. Brown
Celeste M. Brown Executive Vice President and Chief Financial Officer
Date: October 29, 2020

Fannie Mae Third Quarter 2020 Form 10-Q	143