Form 10-K
period 2020-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2021-02-12
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTCQB, operated by OTC Markets Group, Inc., on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.5 billion.
As of February 1, 2021, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae 2020 Form 10-K	i

Fannie Mae 2020 Form 10-K	ii

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

We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. FHFA established 2020 performance objectives for us that included preparing for our eventual exit from conservatorship. Congress and the Administration continue to consider options for reform of the housing finance system, including Fannie Mae.

We are not permitted to pay dividends or other distributions to stockholders other than the U.S. Department of the Treasury (“Treasury”) and, if we attain and maintain sufficient capital to meet the capital requirements and buffers recently established by FHFA for two consecutive quarters, we will not be able to retain any additional capital reserves. Our agreements with Treasury include a commitment from Treasury to provide us with funds to maintain a positive net worth under specified conditions; however, the U.S. government does not guarantee our securities or other obligations. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent developments relating to housing finance reform, see “Conservatorship, Treasury Agreements and Housing Finance Reform,” “Legislation and Regulation” and “Risk Factors.”

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
Item 1.  Business
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States, with $4.0 trillion in assets as of December 31, 2020. Organized as a government-sponsored entity, Fannie Mae is a shareholder-owned corporation. Our charter is an act of Congress, and we have a mission under that charter to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. We were initially established in 1938.
Our revenues are primarily driven by guaranty fees we receive for assuming the credit risk on loans underlying the mortgage-backed securities we issue. We do not originate loans or lend money directly to borrowers. Rather, we primarily work with lenders who originate loans to borrowers. We securitize those loans into Fannie Mae mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS or our MBS).
Effectively managing credit risk is key to our business. In exchange for assuming credit risk on the loans we acquire, we receive guaranty fees. These fees take into account the credit risk characteristics of the loans we acquire and consist of two primary components:
•Loan-level pricing adjustments, which are upfront fees received when we acquire single-family loans.
•Base guaranty fees, which we receive monthly over the life of the loan.
Guaranty fees are set at the time we acquire loans and do not change over the life of the loan. How long a loan remains in our guaranty book is heavily dependent on interest rates. When interest rates decrease, a larger portion of our book of business turns over as more loans refinance. On the other hand, as interest rates increase, fewer loans refinance and our book turns over more slowly. Since guaranty fees are set at the time a loan is originated, the impact of any change in guaranty fees on future revenues is dependent on the rate at which loans in our book of business turn over and new loans are originated.

Fannie Mae 2020 Form 10-K	1

Business | Executive Summary
Executive Summary

Please read this summary together with our MD&A, our consolidated financial statements as of December 31, 2020 and the accompanying notes.
Summary of Our Financial Performance

2020 vs. 2019
•Net revenues increased $3.4 billion compared to 2019, primarily driven by an increase in net amortization income as a result of record levels of refinancing activity in 2020. Interest rates declined to historically low levels in 2020 and remained low throughout the majority of the year. Due to this trend, refinance activity grew, resulting in approximately 38% of the loans in our single-family conventional guaranty book of business as of December 31, 2020 being originated during the year. We expect loans originated in the current environment will be less likely to refinance in the future, slowing the pace at which loans in our book of business turn over in future years. A slower turnover rate would limit the impact that changes in our guaranty fees have on our future revenues as any changes would take longer to meaningfully impact the average charged guaranty fee on our total book of business.
•Net income decreased $2.4 billion compared to 2019, primarily driven by a shift from credit-related income to credit-related expense, driven by the economic dislocation caused by the COVID-19 pandemic and lower redesignation activity, as well as a reduction in investment gains driven by a decrease in the volume of reperforming loan sales. This was partially offset by the increase in net revenues from higher net amortization income discussed above.
•Net worth increased by $10.7 billion to $25.3 billion in 2020. The increase is attributed to $11.8 billion of comprehensive income for the twelve months ended December 31, 2020 offset by a charge of $1.1 billion to retained earnings due to our implementation of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments and related amendments (the “CECL standard”) on January 1, 2020. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance—The Current Expected Credit Loss Standard” for further details on our implementation of the CECL standard. Our future net worth will be impacted by recent changes in our obligation to pay dividends to Treasury, which are described in “Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.”

Fannie Mae 2020 Form 10-K	2

Business | Executive Summary
2019 vs. 2018
•Net revenues remained flat from 2018 to 2019. There was an increase in guaranty fee income due to an increase in the size of our guaranty book of business, as well as an increase in our average guaranty fee charged, offset by a reduction in net interest income from our portfolio as we continued to reduce the size of our legacy assets.
•Net income decreased $1.8 billion compared to 2018, primarily driven by a shift from fair value gains in 2018 to fair value losses in 2019 as a result of decreasing interest rates throughout most of 2019. Additionally, credit enhancement expenses grew as we increased the percentage of our guaranty book of business covered by credit risk transfer transactions. The decrease in net income was partially offset by an increase in investment gains due to an increase in gains on sales of single-family HFS loans and by an increase in credit-related income primarily driven by a decrease in actual and projected interest rates in 2019.
•Net worth increased $8.4 billion in 2019. The increase is attributed to $14.0 billion of comprehensive income offset by $5.6 billion of dividends paid to the Treasury.
Long-term financial performance. Our long-term financial performance will depend on many factors, including:
•the size of and our share of the U.S. mortgage market, which in turn will depend upon population growth, household formation and housing supply;
•borrower performance, the guaranty fees we charge, and changes in macroeconomic factors, including home prices and interest rates; and
•actions by FHFA, the Administration and Congress relating to our business and housing finance reform, including the capital requirements that will be applicable to us, our ongoing financial obligations to Treasury, restrictions on our activities and our business footprint, our competitive environment, and actions we are required to take to support borrowers or the mortgage market.
As described further in “COVID-19 Impact” and “Risk Factors,” the COVID-19 pandemic has significantly affected our financial performance and we expect that it will continue to do so. Given the unprecedented nature of the COVID-19 pandemic, it is difficult to assess or predict the long-term effects of the pandemic on our financial performance.
COVID-19 Impact
In March 2020, the COVID-19 outbreak in the United States was declared a national emergency. The COVID-19 pandemic resulted in stay-at-home orders, school closures and widespread business shutdowns across the country. Although business activity and community life have resumed to varying degrees, the future path of economic activity remains highly uncertain.
The pandemic continues to have a significant impact on our business and on our financial results. We provide a brief overview below of the economic impact of the pandemic, our response to it, and the pandemic’s impact on our business and financial results.
Economic Impact
The COVID-19 pandemic caused substantial financial market volatility and has significantly adversely affected both the U.S. and global economies. Although the economy has improved significantly since the second quarter of 2020, business activity remains below the level before the onset of the pandemic, and unemployment remains substantially higher than pre-pandemic levels. Continued high levels of new daily cases of COVID-19 in the U.S., combined with concerns about the emergence of new, more infectious variants of the coronavirus, have led to new shut-downs in various locales and reductions in business activity, with increased risk of additional public-health measures. The federal government has taken and continues to take many actions to reduce the negative economic impact of the COVID-19 pandemic. For example, the Federal Reserve lowered the federal funds rate and increased its purchases of Treasury and mortgage-backed securities, purchased corporate debt securities, and established and expanded liquidity facilities to support the flow of credit to consumers and businesses. In addition, the federal government passed legislation increasing and expanding unemployment benefits, providing direct cash payments to eligible taxpayers, allocating funds to assist businesses, states, and municipalities, and providing rental assistance, as well as mandating forbearance programs and eviction moratoriums.
The disruption caused by the pandemic differs from previous economic downturns because of the high level of uncertainty related to the health and safety of consumers and workers. We expect the path and timing of economic recovery will be impacted by the success of vaccination efforts and fiscal stimulus. We believe that sustained economic recovery depends on continued growth in consumer spending, increased business activity, and an associated reduction in unemployment, all of which impact the ability of borrowers and renters to make their monthly payments. The

Fannie Mae 2020 Form 10-K	3

Business | Executive Summary | COVID-19 Impact
pandemic resulted in a contraction in U.S. gross domestic product (“GDP”) in the first half of 2020 that was not entirely offset by growth in the second half of the year. See “MD&A—Key Market Economic Indicators” for information on macroeconomic conditions during 2020 and our current forecasts regarding future macroeconomic conditions.
Fannie Mae Response
We are taking a number of actions to help borrowers, renters, lenders and servicers manage the negative impact of the COVID-19 pandemic, including:
•providing payment forbearance (that is, a temporary suspension or reduction of the borrower’s monthly mortgage payments) to single-family and multifamily borrowers with COVID-19-related financial hardships;
•suspending most single-family foreclosures and evictions;
•conducting outreach efforts to provide borrowers and renters with information on the relief options available to them, including our #HeretoHelp media campaign and updating our KnowYourOptions.com website;
•providing lenders and servicers temporary flexibilities for some of our Selling Guide and Servicing Guide requirements; and
•providing liquidity to lenders by purchasing a higher-than-usual volume of single-family loans through our whole loan conduit.
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
•Adverse Market Refinance Fee. We implemented a new adverse market refinance fee for single-family loans in light of the increased costs and risk we expect to incur due to the COVID-19 pandemic. This fee, which became effective in December 2020, is a one-time charge of 0.5% of the loan amount that the lender is required to pay at the time we acquire the loan. For every $1 billion in eligible refinance loans we acquire, we will collect $5 million in adverse market refinance fees. To help ensure that the fee does not negatively impact our affordable housing mission, the fee only applies to eligible single-family loan refinances and does not apply to loans for home purchases, refinance loans with an original principal amount of less than or equal to $125,000, or certain HomeReady® refinance loans. The lender may choose whether to pass on all, some or none of the fee to the borrower. The new fee is intended to help us offset some of the higher projected expenses and risk due to COVID-19, including costs associated with the actions we are taking to help borrowers, lenders and servicers impacted by the pandemic, such as providing forbearances, suspending foreclosures and evictions, and offering repayment plans, payment deferrals and loan modifications.
•Additional Reserve Requirements. To address possible fluctuations in multifamily borrower income and expenses resulting from the COVID-19 pandemic, we instituted additional reserve requirements for certain new multifamily loan acquisitions.
See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” for more information on the actions we are taking in response to the COVID-19 pandemic.
We have also taken steps to help protect the safety and resiliency of our workforce. From mid-March through early October 2020, we required nearly all of our workforce to work remotely. In early October we began allowing employees, on a voluntary basis, to request approval to return to work at some of our office locations and have established mandatory COVID-19 safety protocols for these locations. We expect a significant majority of our employees will continue to work remotely for the foreseeable future. To date, our business resiliency plans and technology systems have effectively supported this telework arrangement.
Impact on our Business and Financial Results
The economic dislocation caused by the COVID-19 pandemic was the primary driver of the decline in our net income in 2020, as compared with 2019. We increased our allowance for loan losses to reflect our expected loan losses as a result of the pandemic, which resulted in increased credit-related expenses. We are also incurring other costs associated with the pandemic, such as paying higher fees to servicers to support providing loss mitigation to borrowers and advancing principal and interest payments to MBS investors for loans in forbearance. As a result, we expect the COVID-19 pandemic to continue to negatively affect our financial results and our returns on capital.
We did not enter into new credit risk transfer transactions in the second quarter of 2020 due to adverse market conditions resulting from the COVID-19 pandemic. Market conditions improved in the second half of 2020, but we have

Fannie Mae 2020 Form 10-K	4

Business | Executive Summary | COVID-19 Impact
not entered into any new transactions as we evaluate their costs and benefits, including a reduction in the capital relief these transactions provide under FHFA’s enterprise regulatory capital framework. We may engage in credit risk transfer transactions in the future, which could help us manage capital and manage within our risk appetite, particularly given the growth and turnover in our book in 2020. The structure of and extent to which we engage in any additional credit risk transfer transactions will be affected by the enterprise regulatory capital framework, our risk appetite, the strength of future market conditions, including the cost of these transactions, and the review of our overall business and capital plan. For information on these transactions and their benefits and costs, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Credit Enhancement and Transfer of Mortgage Credit Risk” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.” See “Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital” for information on the enterprise regulatory capital framework.
Also see “MD&A—Retained Mortgage Portfolio,” “MD&A—Liquidity and Capital Management” and “MD&A—Risk Management” for discussions of the impact of the COVID-19 pandemic on our business.
Our Mission and Charter

Our Mission
Our mission is to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit.
This mission is derived from our corporate charter, which is the Federal National Mortgage Association Charter Act, or the Charter Act. The Charter Act establishes the parameters under which we operate and our purposes, which are to:
•provide stability in the secondary market for residential mortgages;
•respond appropriately to the private capital market;
•provide ongoing assistance to the secondary market for residential mortgages (including activities relating to mortgages on housing for low- and moderate-income families involving a reasonable economic return that may be less than the return earned on other activities) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing; and
•promote access to mortgage credit throughout the nation (including central cities, rural areas and underserved areas) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing.
Our Charter
The Charter Act specifies that our operations are to be financed by private capital to the maximum extent feasible. We are expected to earn reasonable economic returns on all our activities. However, we may accept lower returns on certain activities relating to mortgages on housing for low- and moderate-income families in order to support those segments of the market. We expect the lower returns to be offset by activities that yield higher returns.
Principal balance limitations. To meet our purposes, the Charter Act authorizes us to purchase and securitize mortgage loans secured by single-family and multifamily properties. Our acquisitions of single-family conventional mortgage loans are subject to maximum original principal balance limits, known as “conforming loan limits.” The conforming loan limits are adjusted each year based on FHFA’s housing price index. For 2020, the conforming loan limit for mortgages secured by one-family residences was set at $510,400, with higher limits for mortgages secured by two- to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). For 2021, FHFA increased the national conforming loan limit for one-family residences to $548,250. In addition, higher loan limits of up to 150% of the otherwise applicable loan limit apply in certain high-cost areas. The Charter Act does not impose maximum original principal balance limits on loans we purchase or securitize that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”).
The Charter Act also includes the following provisions:
•Credit enhancement requirements. The Charter Act generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize that has a loan-to-value (“LTV”) ratio over 80% at the time of purchase. The credit enhancement may take the form of one or more of the following: (1) insurance or a guaranty by a qualified insurer on the portion of the unpaid principal balance of a mortgage loan that exceeds 80% of the property value; (2) a seller’s agreement to repurchase or replace the loan in the event of default; or (3) retention by the seller of at least a 10% participation interest in the loan. Regardless of LTV ratio, the Charter

Fannie Mae 2020 Form 10-K	5

Business | Our Mission and Charter
Act does not require us to obtain credit enhancement to purchase or securitize loans insured by FHA or guaranteed by the VA.
•Issuances of our securities. We are authorized, upon the approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. Neither the U.S. government nor any of its agencies guarantees, directly or indirectly, our debt or mortgage-related securities.
•Authority of Treasury to purchase our debt obligations. At the discretion of the Secretary of the Treasury, Treasury may purchase our debt obligations up to a maximum of $2.25 billion outstanding at any one time.
•Exemption for our securities offerings. Our securities offerings are exempt from registration requirements under the federal securities laws. As a result, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. However, our equity securities are not treated as exempt securities for purposes of Sections 12, 13, 14 or 16 of the Securities Exchange Act of 1934 (the “Exchange Act”). Consequently, we are required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Our non-equity securities are exempt securities under the Exchange Act.
•Exemption from specified taxes. Fannie Mae is exempt from taxation by states, territories, counties, municipalities and local taxing authorities, except for taxation by those authorities on our real property. We are not exempt from the payment of federal corporate income taxes.
•Limitations. We may not originate mortgage loans or advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market. We may purchase or securitize mortgage loans only on properties located in the United States and its territories.
Liquidity Provided in 2020
We provided over $1.4 trillion in liquidity to the mortgage market in 2020, which enabled the financing of approximately 6 million home purchases, refinancings or rental units. This represents our highest volume of single-family and multifamily acquisitions on record.
Fannie Mae Provided over $1.4 trillion in Liquidity in 2020

Unpaid Principal Balance	Units

$411B	1.5M Single-Family Home Purchases

$948B	3.4M Single-Family Refinancings

$76B	792K Multifamily Rental Units

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
Below we discuss the three broad categories of our securitization transactions and UMBS.
Securitization Transactions
We currently securitize a substantial majority of the single-family and multifamily mortgage loans we acquire. Our securitization transactions primarily fall within three broad categories: lender swap transactions, portfolio securitizations, and structured securitizations.

Fannie Mae 2020 Form 10-K	6

Business | Mortgage Securitizations
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

Fannie Mae 2020 Form 10-K	7

Business | Mortgage Securitizations
Portfolio Securitization Transactions
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
Uniform Mortgage-Backed Securities, or UMBS
Overview
In May 2019, we began using the common securitization platform operated by Common Securitization Solutions, LLC (“CSS”), a limited liability company we own jointly with Freddie Mac, to perform certain aspects of the securitization process for our single-family Fannie Mae MBS issuances. In June 2019, we and Freddie Mac began issuing UMBS®. The uniform mortgage-backed security is intended to maximize liquidity for both Fannie Mae and Freddie Mac mortgage-backed securities in the to-be-announced (“TBA”) market.
UMBS and Structured Securities
Each of Fannie Mae and Freddie Mac issues and guarantees UMBS and structured securities backed by UMBS and other securities, as described below.
•UMBS. Each of Fannie Mae and Freddie Mac issues and guarantees UMBS that are directly backed by the mortgage loans it has acquired, referred to as “first-level securities.” UMBS issued by Fannie Mae are backed only by mortgage loans that Fannie Mae has acquired, and similarly UMBS issued by Freddie Mac are backed only by mortgage loans that Freddie Mac has acquired. There is no commingling of Fannie Mae- and Freddie Mac-acquired loans within UMBS.
Mortgage loans backing UMBS are limited to fixed-rate mortgage loans eligible for financing through the TBA market. We continue to issue some types of Fannie Mae MBS that are not TBA-eligible and therefore are not

Fannie Mae 2020 Form 10-K	8

Business | Mortgage Securitizations
issued as UMBS, such as single-family Fannie Mae MBS backed by adjustable-rate mortgages and all multifamily Fannie Mae MBS.
•Structured Securities. Each of Fannie Mae and Freddie Mac also issues and guarantees structured mortgage-backed securities, referred to as “second-level securities,” that are resecuritizations of UMBS or previously-issued structured securities. In contrast to UMBS, second-level securities can be commingled—that is, they can include both Fannie Mae securities and Freddie Mac securities as the underlying collateral for the security. These structured securities include Supers®, which are single-class resecuritizations, and REMICs, which are multi-class resecuritizations. While Supers are backed only by TBA-eligible securities, REMICs can be backed by TBA-eligible or non-TBA-eligible securities.
The key features of UMBS are the same as those of legacy single-family Fannie Mae MBS. Accordingly, all single-family Fannie Mae MBS that are directly backed by fixed-rate loans and generally eligible for trading in the TBA market are UMBS, whether issued before or after June 3, 2019, when we began issuing UMBS. In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the TBA market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS, Supers, REMICs and other types of single-family or multifamily mortgage-backed securities. References to our single-family guaranty book of business in this report exclude Freddie Mac-acquired mortgage loans underlying Freddie Mac mortgage-related securities that we have resecuritized.
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
Managing Mortgage Credit Risk

Effectively pricing and managing credit risk is key to our business. Below we discuss key elements of how we are compensated for and manage the risk of credit losses through the life cycle of our loans and how we measure our credit risk.
Loan Acquisition Policies
Loans we acquire must be underwritten in accordance with our guidelines and standards.
•In Single-family, the vast majority of loans we acquire are assessed by Desktop Underwriter® (DU®), our proprietary single-family automated underwriting system. DU performs a comprehensive evaluation of the primary risk factors of a mortgage. We regularly review DU’s underlying models to determine whether its risk analysis and eligibility assessment appropriately reflect current market conditions and loan performance data to ensure the loans we acquire are consistent with our risk appetite and FHFA guidance. New business restrictions recently added to our senior preferred stock purchase agreement with Treasury impose additional risk criteria on the loans we acquire and will also be considered in future reviews of DU’s underlying models.
•In Multifamily, we acquire the vast majority of our loans through our Delegated Underwriting and Servicing (DUS®) Program. DUS lenders, who must be pre-approved by us, are delegated the authority to underwrite and service loans for delivery to us in accordance with our standards and requirements. Based on a given loan’s unique characteristics and our established delegation criteria, lenders assess whether a loan must be reviewed by us. If review is required, our internal credit team will assess the loan’s risk profile to determine if it meets our risk tolerances. DUS lenders also share with us the risk of loss on our multifamily loans, thereby aligning our

Fannie Mae 2020 Form 10-K	9

Business | Managing Mortgage Credit Risk
interests throughout the life of the loan. FHFA has instructed us to limit the volume and nature of multifamily loans we acquire, and the recent amendments to our senior preferred stock purchase agreement with Treasury include new covenants with respect to our multifamily loan acquisition volume. We will continue to closely monitor our multifamily loan acquisitions and market conditions and, as appropriate, make changes to our standards and requirements to ensure the multifamily loans we acquire are consistent with our risk appetite, the senior preferred stock purchase agreement, and FHFA guidance.
For more information about our mortgage acquisition policies and underwriting standards, see “MD&A—Single-family Business—Single-family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For information on the restrictions on our single-family and multifamily loan acquisitions, see “Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” and “MD&A—Multifamily Business—Multifamily Business Metrics.”
In exchange for managing credit risk on the loans we acquire, we receive guaranty fees that take into account, among other factors, the credit risk characteristics of the loans we acquire. We provide information about our guaranty fees in MD&A—Single-family Business—Single-family Business Metrics” and in “MD&A—Multifamily Business—Multifamily Business Metrics.”
Loan Performance Management
We closely monitor the performance of loans in our guaranty book of business and we work to reduce defaults and mitigate the severity of credit losses through our servicing policies and practices.
Single-family Loans
•For single-family loans, the most important loan performance criteria we monitor are (1) serious delinquency rates, which are typically strong indicators of loans that are at a heightened risk of default, and (2) mark-to-market LTV ratios, which affect both the likelihood of losses and the potential severity of any losses we may ultimately realize. While mark-to-market LTV ratios are significantly impacted by changes in home prices, which are outside our control, we have an array of loss mitigation tools to try to reduce defaults on delinquent loans and to minimize the severity of the losses we do incur.
•We consider single-family loans to be seriously delinquent when they are 90 days or more past due or in the foreclosure process. Once a single-family loan becomes 36 days past due, the servicer is required to make weekly attempts, for the next six months, to contact the borrower to try to engage in steps to prevent default. Our loss mitigation tools include payment forbearance, repayment plans, payment deferrals and loan modification options. We describe these tools and discuss them further in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Loan Workout Metrics.” Successful loan reperformance is heavily influenced by the effective use of these tools and the amount of equity the borrower has in their home.
•Some loans that become seriously delinquent subsequently become current or repay in full without a modification or other loan workout. However, we modify a substantial portion of our seriously delinquent loans. For example, of the single-family loans that became seriously delinquent from 2017 to 2019, through December 31, 2020, 33% became current or fully repaid without a loan workout, while we performed loan workouts, including modifications, on 38% of them. Of these loans that received a workout, 70% became current or fully repaid as of December 31, 2020, including loans that became current and were subsequently sold in a reperforming loan sale, and 1% defaulted through foreclosure, a short sale or a deed-in-lieu of foreclosure. The reperformance of these previously worked-out loans has been negatively impacted in 2020 by the COVID-19 pandemic, with approximately 13% of the population in a forbearance plan as of December 31, 2020 and past due. When a loan does not cure on its own and we are not able to provide a workout for it, the likelihood of default increases. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” for performance statistics on our single-family completed loan modifications during 2019 and 2018.
•In 2020 our loss mitigation pivoted to payment forbearance, providing up to a year to borrowers affected by the COVID-19 pandemic. For loans already in a COVID-19-related forbearance as of February 28, 2021, forbearance can be extended to a total of up to 15 months, provided that the forbearance does not result in the loan becoming greater than 15 months delinquent. Forbearance is typically used in instances where the duration and impact of a borrower’s hardship are uncertain, such as disasters like hurricanes and flooding, to give the borrower time to understand whether, and to what extent, a loss mitigation solution will be needed to return to paying status. We estimate that, through December 31, 2020, our single-family cumulative forbearance take-up rate was approximately 8%. We discuss this rate in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family

Fannie Mae 2020 Form 10-K	10

Business | Managing Mortgage Credit Risk
Loans in Forbearance.” As of December 31, 2020, 3.4% of our single-family conventional book of business, based on unpaid principal balance, and 3.0% based on loan count, remained in active forbearance, the vast majority of which were related to COVID-19, and 12% of these loans in forbearance, based on loan count, were still current. The majority of our single-family loans that exited forbearance during the year either repaid all missed payments or received a payment deferral solution. We expect the ultimate performance of these loans will be influenced by the success of these payment deferrals as well as our other loss mitigation options. Because payments are not required during forbearance, our serious delinquency rate has increased.
•For delinquent loans that are unable to reperform, we use alternatives to foreclosure where possible, such as short sales, which reduce our credit losses while helping borrowers avoid foreclosure. We provide more information on short sales and our other foreclosure alternatives in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Loan Workout Metrics—Foreclosure Alternatives.” We work to obtain the highest price possible for the properties sold in short sales. When we acquire properties, including through foreclosure, our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and to stabilize neighborhoods by preventing empty homes from depressing home values. The value of the underlying property relative to the loan’s unpaid principal balance has a significant impact on the severity of loss we incur as a result of loan default. As of December 31, 2020, the estimated weighted average mark-to-market LTV ratio of loans in our single-family conventional book of business was 58%, and less than 0.5% of these loans had an estimated mark-to-market LTV ratio above 100%.
•In recent years, our credit loss mitigation strategy has also involved selling nonperforming and reperforming loans thereby removing them from our guaranty book of business. We suspended new sales of nonperforming and reperforming loans in the second quarter of 2020, as investor interest in purchasing these loans was severely impacted by the COVID-19 pandemic. However, market conditions for the sale of these loans, particularly reperforming loans, improved following the second quarter, and we resumed sales of reperforming loans in the third quarter. FHFA is currently examining issues relating to sales of nonperforming and reperforming loans during the COVID-19 national emergency and has instructed us to refrain from engaging in such sales until at least February 28, 2021, or later if directed by FHFA, while FHFA evaluates what additional loss mitigation requirements will apply to any future sales. For instance, although we already require purchasers to perform workout solutions like modifications to try to avoid foreclosure, we may attach additional terms to these sales that would require purchasers to offer borrowers protections included in existing legislation.
We present information on the credit characteristics and performance of our single-family loans in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” and “Single-Family Problem Loan Management” and “Note 13, Concentrations of Credit Risk—Risk Characteristics of our Guaranty Book of Business.”
Multifamily Loans
•For multifamily loans, key indicators of heightened risk of default are debt service coverage ratios (“DSCRs”), particularly loans with an estimated current DSCR below 1.0, and serious delinquency rates. We consider a multifamily loan seriously delinquent when it is 60 days or more past due.
•For loans with indicators of heightened default risk, our DUS lenders, through their delegated authority, work with us to maintain the credit quality of the multifamily book of business and prevent foreclosures through loss mitigation strategies such as payment forbearance or loan modification.
•For loans that ultimately default, we work to minimize the severity of loss in several ways, including pursuing contractual remedies through our DUS loss-sharing arrangements and with providers of additional credit enhancements where available.
•Similar to single-family, we have relied heavily on payment forbearance, up to six months of which may be provided by lenders under delegated authority. For any forbearance request extending beyond six months, Fannie Mae does not delegate the decision and will determine whether to extend relief. As of December 31, 2020, 0.4% of our Multifamily guaranty book of business based on unpaid principal balance was in an active forbearance, the vast majority of which were related to COVID-19.
•We present information on the credit characteristics and performance of our multifamily loans in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Portfolio Diversification and Monitoring” and “Note 13, Concentrations of Credit Risk—Risk Characteristics of our Guaranty Book of Business.”

Fannie Mae 2020 Form 10-K	11

Business | Managing Mortgage Credit Risk
Sharing and Selling Credit Risk
In addition to managing credit risk through our selling and servicing practices, we also share and transfer credit risk to third parties through a variety of credit enhancement products and programs.
•For single-family loans we acquire with an LTV ratio over 80% our charter requires credit enhancement, which we typically meet through third-party primary mortgage insurance.
•Our Multifamily business uses a shared-risk business model that distributes credit risk to the private markets, primarily through our DUS program. Under DUS, our lenders typically share with us approximately one-third of the credit risk on these loans, aligning the interests of lenders and Fannie Mae. DUS lenders receive credit risk-related compensation in exchange for sharing risk. The lender risk-sharing we obtain through our DUS program accompanies our multifamily loans at the time we acquire them.
•We use other types of credit enhancements, including pool mortgage insurance and credit risk transfer transactions. In our credit risk transfer transactions, we use risk-sharing capabilities we have developed to obtain credit enhancement by transferring portions of our single-family and multifamily mortgage credit risk on reference pools of mortgage loans to the private market. In most of our credit risk transfer transactions, investors receive payments, which effectively reduce the guaranty fee income we retain on the loans. In exchange for these payments, our credit risk transfer transactions are designed to transfer to the investors a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. We did not enter into new credit risk transfer transactions in the second quarter of 2020 due to adverse market conditions resulting from the COVID-19 pandemic. Market conditions improved in the second half of 2020, but we have not entered into any new transactions as we evaluate their costs and benefits. We may engage in credit risk transfer transactions in the future.
For more information about our loans with credit enhancement, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
Measuring Credit Risk and the Impact of Changes on Our Quarterly Results
Our best estimate of future credit losses is reflected in our single-family and multifamily loss reserves, which for periods on or after January 1, 2020 is calculated using a lifetime credit loss methodology under the CECL standard. We update our estimate of credit losses quarterly based on the credit profile of our loans as well as certain actual and forecasted economic data. Changes in our estimate affect our benefit or provision for credit losses, which, combined with foreclosed property expense, comprises our credit-related income or expense each quarter.
We provide information on our loss reserves in “Selected Financial Data” and in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Other Single-Family Credit information” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention—Other Multifamily Credit information.” We provide information on our credit related income or expense in “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense).”
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

Fannie Mae 2020 Form 10-K	12

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
Regulation—GSE Act and Other Legislative and Regulatory Matters—Receivership and Resolution Planning” and “Risk Factors—GSE and Conservatorship Risk.”
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
The senior preferred stock purchase agreement and the dividend and liquidation provisions of the senior preferred stock were amended in January 2021 pursuant to a letter agreement between us, through FHFA in its capacity as conservator, and Treasury. The terms of the agreement, including Treasury’s funding commitment, and the dividend and liquidation provisions of the senior preferred stock are described more fully below.
The January 2021 letter agreement made a number of significant changes to the covenants in the senior preferred stock purchase agreement, as well as to the terms of the senior preferred stock, including the following:
•The dividend provisions of the senior preferred stock were amended to permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital.” We estimate that, had the enterprise regulatory capital framework been applicable to us as of December 31, 2020, we would have been required to hold approximately $185 billion in adjusted total capital, of which approximately $135 billion must be in the form of common equity tier 1 capital. After the “capital reserve end date,” which is defined as the last day of the second consecutive fiscal quarter during which we have maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. As a result of these changes, our ability to retain earnings in excess of the capital requirements and buffers set forth in the enterprise regulatory capital framework will be limited.

Fannie Mae 2020 Form 10-K	13

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
•At the end of each fiscal quarter, through and including the capital reserve end date, the liquidation preference of the senior preferred stock will be increased by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
•We may issue and retain up to $70 billion in proceeds from the sale of common stock without Treasury’s prior consent, provided that (1) Treasury has already exercised its warrant in full, and (2) all currently pending significant litigation relating to the conservatorship and to an amendment to the senior preferred stock purchase agreement made in August 2012 has been resolved, which may require Treasury’s assent.
•FHFA may release us from conservatorship without Treasury’s consent after (1) all currently pending significant litigation relating to our conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement has been resolved, and (2) our common equity tier 1 capital, together with any other common stock that we may issue in a public offering, equals or exceeds 3% of our “adjusted total assets” under our enterprise regulatory capital framework. We estimate that, had the new framework been applicable to us as of December 31, 2020, 3% of our adjusted total assets would have been approximately $124 billion.
•New restrictive covenants were added that will impact both our single-family and multifamily business activities.
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
The senior preferred stock purchase agreement provides for the payment of an unspecified quarterly commitment fee to Treasury to compensate Treasury for its ongoing support under the senior preferred stock purchase agreement. As amended by the January 2021 letter agreement, the agreement provides that (1) through and continuing until the capital reserve end date, the periodic commitment fee will not be set, accrue, or be payable, and (2) not later than the capital reserve end date, we and Treasury, in consultation with the Chair of the Federal Reserve, will agree to set the periodic commitment fee. Treasury’s funding commitment under the senior preferred stock purchase agreement has no expiration date. The agreement provides that Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations); or (3) the funding by Treasury of the maximum amount that may be funded under the agreement. In addition, Treasury may terminate its funding commitment and declare the agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers.
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

Fannie Mae 2020 Form 10-K	14

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
Senior Preferred Stock
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1 billion. As a result of the January 2021 letter agreement, the dividend rate and liquidation preference of the senior preferred stock depend on whether we have reached the capital reserve end date.
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
Dividend amount prior to capital reserve end date. The terms of the senior preferred stock provide for dividends each quarter in the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The January 2021 letter agreement increased the applicable capital reserve amount, starting with the quarterly dividend period ending on December 31, 2020, from $25 billion to the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in enterprise regulatory capital framework. If our net worth does not exceed this amount as of the end of the immediately preceding fiscal quarter, then dividends will neither accumulate nor be payable for such period. Our net worth is defined as the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation with respect to capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP.
Dividend amount following capital reserve end date. Beginning on the first dividend period following the capital reserve end date, the applicable quarterly dividend amount on the senior preferred stock will be the lesser of:
(1)     a 10% annual rate on the then-current liquidation preference of the senior preferred stock; and
(2)     an amount equal to the incremental increase in our net worth during the immediately prior fiscal quarter.
However, the applicable quarterly dividend amount will immediately increase to a 12% annual rate on the then-current liquidation preference of the senior preferred stock if we fail to timely pay dividends in cash to Treasury. This increased dividend amount will continue until the dividend period following the date we have paid, in cash, full cumulative dividends to Treasury (including any unpaid dividends), at which point the applicable quarterly dividend amount will revert to the prior calculation method.
Liquidation preference. Under the terms governing the senior preferred stock, the aggregate liquidation preference is increased by the following:
•any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement (a total of $119.8 billion as of the date of this filing),
•any quarterly commitment fees that are payable but not paid in cash (no such fees have become payable, nor will they under the current terms of the senior preferred stock purchase agreement and the senior preferred stock); and
•any dividends that are payable but not paid in cash to Treasury, regardless of whether or not they are declared.
In addition:
•amendments to the terms of the senior preferred stock made in December 2017 increased the aggregate liquidation preference of the senior preferred stock by $3 billion as of December 31, 2017;
•amendments to the terms of the senior preferred stock made in September 2019 letter agreement provides that, beginning on September 30, 2019, and at the end of each fiscal quarter thereafter, the liquidation preference shall be increased by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter, until such time as the liquidation preference has increased by $22 billion pursuant to this provision; and
•the January 2021 letter agreement revised these terms to provide that, at the end of each fiscal quarter through and including the capital reserve end date, the liquidation preference shall be increased by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
The senior preferred stock ranks ahead of our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. As a result, if we are liquidated, the holder of the senior preferred stock is entitled to its then current liquidation preference before any distribution is made to the holders of our common stock or other preferred stock. The aggregate liquidation preference

Fannie Mae 2020 Form 10-K	15

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
of the senior preferred stock was $142.2 billion as of December 31, 2020. It will increase to $146.8 billion as of March 31, 2021 due to the increase in our net worth during the fourth quarter of 2020.
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
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition to these exceptions, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance, with the exception of up to $70 billion in aggregate gross cash proceeds from the issuance of common stock, must be used to pay down the liquidation preference of the senior preferred stock. The liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part.
Net Worth, Treasury Funding and Senior Preferred Stock Dividends
The charts below show information about our net worth, the remaining amount of Treasury’s funding commitment to us, senior preferred stock dividends we have paid Treasury and funds we have drawn from Treasury pursuant to its funding commitment.
(1)Aggregate amount of dividends we have paid to Treasury on the senior preferred stock from 2008 through December 31, 2020. Under the terms of the senior preferred stock purchase agreement, dividend payments we make to Treasury do not offset our draws of funds from Treasury.
(2)Aggregate amount of funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement from 2008 through December 31, 2020.
Common Stock Warrant
Pursuant to the senior preferred stock purchase agreement, on September 7, 2008, we, through FHFA in its capacity as conservator, issued to Treasury a warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date the warrant is exercised, for an exercise

Fannie Mae 2020 Form 10-K	16

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
price of $0.00001 per share. The warrant may be exercised in whole or in part at any time on or before September 7, 2028.
Covenants under Treasury Agreements
The senior preferred stock purchase agreement contains covenants that prohibit us from taking a number of actions without the prior written consent of Treasury, including:
•paying dividends or other distributions on or repurchasing our equity securities (other than the senior preferred stock or warrant);
•issuing equity securities, except for stock issuances made (1) to Treasury, (2) pursuant to obligations that existed at the time we entered conservatorship, and (3) as amended by the January 2021 letter agreement, for common stock ranking pari passu or junior to the common stock issued to Treasury in connection with the exercise of its warrant, provided that (i) Treasury has already exercised its warrant in full, and (ii) all currently pending significant litigation relating to the conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement has been resolved, which may require Treasury’s assent. Net proceeds of the issuance of any shares of capital stock for cash while the senior preferred stock is outstanding, except for up to $70 billion in aggregate gross cash proceeds from the issuance of common stock, must be used to pay down the liquidation preference of the senior preferred stock;
•terminating or seeking to terminate our conservatorship, other than through a receivership, except that, as revised by the January 2021 letter agreement, FHFA can terminate our conservatorship without the prior consent of Treasury if several conditions are met, including (1) all currently pending significant litigation relating to the conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement has been resolved, and (2) for two or more consecutive quarters, our common equity tier 1 capital (as defined in the enterprise regulatory capital framework), together with any stockholder equity that would result from a firm commitment public underwritten offering of common stock which is fully consummated concurrent with the termination of conservatorship, equals or exceeds at least 3% of our adjusted total assets (as defined in the enterprise regulatory capital framework);
•selling, transferring, leasing or otherwise disposing of any assets, except for dispositions for fair market value in limited circumstances including if (a) the transaction is in the ordinary course of business and consistent with past practice or (b) the assets have a fair market value individually or in the aggregate of less than $250 million; and
•issuing subordinated debt.
Covenants in the senior preferred stock purchase agreement also subject us to limits on the amount of mortgage assets that we may own and the total amount of our indebtedness.
•Mortgage Asset Limit. The amount of mortgage assets we are permitted to own is $250 billion and, as a result of the January 2021 letter agreement, will decrease to $225 billion on December 31, 2022. We are currently managing our business to a $225 billion cap pursuant to instructions from FHFA. Our mortgage assets as of December 31, 2020 were $165.0 billion. Our mortgage asset calculation also includes 10% of the notional value of interest-only securities we hold. We disclose the amount of our mortgage assets each month in the “Endnotes” to our Monthly Summaries, which are available on our website and announced in a press release.
•Debt Limit. Our debt limit under the senior preferred stock purchase agreement is set at 120% of the amount of mortgage assets we were allowed to own under the agreement on December 31 of the immediately preceding calendar year. This debt limit is currently $300 billion, and it will decrease to $270 billion as of December 31, 2022. As calculated for this purpose, our indebtedness as of December 31, 2020 was $290.0 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our website and announced in a press release.
Another covenant prohibits us from entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements with any of our executive officers (as defined by Securities and Exchange Commission (“SEC”) rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.
In addition to the changes described above to covenants already in the senior preferred stock purchase agreement, the January 2021 letter agreement added additional covenants:
•We are required to comply with the terms of the enterprise regulatory capital framework as published by FHFA in the Federal Register on December 17, 2020, disregarding any subsequent amendments or modifications.

Fannie Mae 2020 Form 10-K	17

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
•New Business Restrictions. New restrictive covenants impact both our single-family and multifamily business activities:
◦Limit on Multifamily Volume. We may not acquire more than $80 billion in multifamily mortgage assets in any 52-week period. FHFA will adjust the dollar amount of this limitation on multifamily mortgage purchase activity up or down at the end of each calendar year based on changes to the consumer price index. Additionally, at least 50% of our multifamily acquisitions in any calendar year must, at the time of acquisition, be classified as mission-driven, consistent with FHFA guidelines. In the fourth quarter of 2020, FHFA established a 2021 multifamily volume cap of $70 billion in new business volume over the four-quarter period from January 1, 2021 through December 31, 2021. FHFA also announced the requirement that at least 50% of our 2021 multifamily business volume must be mission-driven, focused on certain affordable and underserved market segments. For more information about our multifamily new business volume, see “MD&A—Multifamily Business—Multifamily Business Metrics.” We understand that the $70 billion multifamily volume cap and related requirements established by FHFA in the fourth quarter of 2020 remain in effect for calendar year 2021, and that the $80 billion limit on multifamily mortgage purchase activity established under the January 2021 letter agreement operates as an independent limit on our prospective multifamily loan acquisitions.
◦Requirement to Provide Equitable Access for Single-Family Acquisitions. We:
▪may not vary our pricing or acquisition terms for single-family loans based on the business characteristics of the seller, including the seller’s size, charter type, or volume of business with us; and
▪must offer to purchase at all times, for equivalent cash consideration and on substantially the same terms, any single-family mortgage loan that (1) is of a class of loans that we then offer to acquire for inclusion in our mortgage-backed securities or for other non-cash consideration, (2) is offered by a seller that has been approved to do business with us, and (3) has been originated and sold in compliance with our underwriting standards.
◦Single Counterparty Volume Cap on Single-Family Acquisitions for Cash. Beginning on January 1, 2022, and thereafter, we may not acquire more than $1.5 billion in single-family loans for cash consideration from any single seller (including its affiliates) during any period comprising four calendar quarters.
◦Limit on Specified Higher-Risk Single-Family Acquisitions. We may not acquire a single-family mortgage loan if, following the acquisition, more than 3% of our single-family loans that result from a refinancing, or 6% of our single family loans that do not result from a refinancing, in each case, that we have acquired during the preceding 52-week period, would have two or more of the following higher-risk characteristics at origination:
▪a combined loan-to-value ratio greater than 90%;
▪a debt-to-income ratio greater than 45%; and
▪a FICO credit score (or equivalent credit score) less than 680.
◦Limit on Acquisitions of Single-Family Mortgage Loans Backed by Second Homes and Investment Properties. We must limit our acquisitions of single-family mortgage loans secured by either second homes or investment properties to not more than 7% of the single-family mortgage loans we have acquired during the preceding 52-week period.
◦Single-Family Loan Eligibility Requirements Program. Beginning on or prior to July 1, 2021, we must implement a program reasonably designed to ensure that the single-family loans we acquire are limited to:
▪qualified mortgages, except government-backed loans;
▪loans exempt from the Consumer Financial Protection Bureau’s (the “CFPB’s”) ability-to-repay and qualified mortgage rule, except timeshares and home equity lines of credit;
▪loans secured by an investment property;
▪refinancing loans with streamlined underwriting originated in accordance with our eligibility criteria for high loan-to-value refinancings;
▪loans originated with temporary underwriting flexibilities during times of exigent circumstances, as determined in consultation with FHFA;

Fannie Mae 2020 Form 10-K	18

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
▪loans secured by manufactured housing; and
▪such other loans that FHFA may designate that were eligible for purchase by us as of the date of the January 2021 letter agreement.
We are assessing the operational and business impacts of these new covenants and our compliance with them, including how these new limitations will impact, and may require changes to, our underwriting standards and requirements for acquisitions of single-family and multifamily loans. These changes may impact the overall volume and types of loans we acquire in 2021. As of the date of this filing, based on interpretive guidance we have received from FHFA to date and an initial assessment of our acquisition activities, we are not currently in compliance with the new covenants that restrict our acquisitions of purchase money single-family loans with higher-risk characteristics and our acquisitions of single-family loans backed by investment properties and second homes, measured during the preceding 52-week period. We are working with FHFA on resolving any remaining interpretive issues and discussing a timetable to be fully compliant with these covenants.
Annual Risk Management Plan Covenant. Each year we remain in conservatorship we are required to provide Treasury a risk management plan that sets out our strategy for reducing our risk profile, describes the actions we will take to reduce the financial and operational risk associated with each of our business segments, and includes an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2020.
Although the senior preferred stock purchase agreement does not specify penalties for failure to comply with the covenants in the agreement, FHFA, as our conservator and regulator, has the authority to direct compliance and to impose consequences for noncompliance.
Housing Finance Reform
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, Fannie Mae and Freddie Mac should play in that system. Congress may consider proposed housing finance reform legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. The January 2021 letter agreement includes a commitment for us and Treasury to work toward developing a proposal to restructure Treasury’s interests in us in a manner that meets three goals: (1) facilitating an orderly exit from conservatorship, (2) ensuring that Treasury is appropriately compensated, and (3) permitting us to raise third-party capital and make distributions as appropriate. The January 2021 letter agreement states that Treasury, in consultation with FHFA, should endeavor to transmit this proposal to both Houses of Congress by September 30, 2021. At the same time the January 2021 letter agreement was announced, Treasury issued a Blueprint on Next Steps for GSE Reform. Indicating that “Congress is best positioned to adopt comprehensive housing finance reform,” Treasury addressed five key considerations in the blueprint that should inform Treasury’s continued work with FHFA to meet the goals described above: build GSE equity capital, determine GSE capital structure, set commitment fee for ongoing government support, establish appropriate pricing oversight, and assess appropriate market concentration. In the blueprint, Treasury indicated that, among other things, consideration should be given to whether consolidating our and Freddie Mac’s operations into a single entity would more efficiently fulfill our mission and promote the interests of stakeholders, including taxpayers. It is unclear how or whether Treasury in the current Administration will prioritize or act on the commitments set forth in the letter agreement or the considerations set forth in the Blueprint. There continues to be significant uncertainty regarding the timing, content and impact of future legislative and regulatory actions affecting us, including the enactment of housing finance reform legislation. See “Risk Factors—GSE and Conservatorship Risk” for a description of risks associated with our future and potential housing finance reform.
Legislation and Regulation

U.S. Government Response to COVID-19
Congress has passed several pieces of legislation to address the economic dislocation and other burdens resulting from the COVID-19 pandemic:
•The Coronavirus Aid, Relief, and Economic Security Act, referred to as the CARES Act, was enacted in March 2020.
•The Consolidated Appropriations Act of 2021 was enacted in December 2020.

Fannie Mae 2020 Form 10-K	19

Business | Legislation and Regulation
Relief for Individuals and Businesses; Federal Eviction Moratoriums
The CARES Act included a number of provisions aimed at providing relief for individuals and businesses that applied to the loans we guarantee, including provisions requiring that our servicers:
•provide forbearance (that is, a temporary suspension of the borrower’s monthly mortgage payments) for up to 360 days upon the request of any single-family borrower experiencing a financial hardship caused by the COVID-19 pandemic, regardless of the borrower’s delinquency status and with no additional documentation required other than the borrower’s attestation to a financial hardship caused by the COVID-19 pandemic;
•through December 31, 2020, provide forbearance for up to 90 days upon the request of any multifamily borrower experiencing a documented financial hardship due to the COVID-19 pandemic that was current on its payments as of February 1, 2020; during the forbearance period, multifamily borrowers may not evict tenants for nonpayment, issue notices to vacate, or charge fees for late payment of rent; and
•suspend foreclosures and foreclosure-related evictions for single-family properties through May 17, 2020, other than for vacant or abandoned properties.
The CARES Act instituted a temporary moratorium, through July 25, 2020, on tenant evictions for nonpayment of rent that applied to any single-family or multifamily property that secures a mortgage loan we own or guarantee. To prevent the further spread of COVID-19 the Centers for Disease Control and Prevention (the “CDC”) issued an order in September 2020 prohibiting the eviction of any tenant, lessee or resident of a residential property for nonpayment of rent, if such person provides a specified declaration attesting that they meet the requirements to obtain the protection of the order. The CDC’s moratorium’s initially expired on December 31, 2020, but it was subsequently extended by the Consolidated Appropriations Act of 2021 through January 31, 2021. In January 2021, the CDC extended the eviction moratorium through March 31, 2021. The requirements to obtain the protection of the order include a specified income cap and an inability to pay full rent. The CDC order does not apply in any jurisdiction with a moratorium on residential evictions that provides the same or greater level of public-health protection. While the CDC order does not impose any obligations on Fannie Mae or its servicers to ensure compliance by borrowers, a borrower’s income may be impacted by tenants who do not pay their rent while under the protection of the CDC order. As a result and as described in “Risk Factors,” these eviction moratoriums could adversely affect the ability of some of our borrowers to make payments on their loans.
See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” for more information on the actions we have taken and are taking to provide forbearance and suspend foreclosures and evictions, including beyond the requirements under the CARES Act.
Accounting for Troubled Debt Restructurings
The CARES Act also allows financial institutions to elect temporary relief relating to the accounting for troubled debt restructurings (“TDRs”). The CARES Act provides that a financial institution may elect to suspend the TDR requirements under U.S. generally accepted accounting principles (“GAAP”) for certain loss mitigation activities, including forbearance and loan modifications, related to the COVID-19 pandemic that occur between March 1, 2020 through the earlier of December 31, 2020 or 60 days after the date on which the COVID-19 outbreak national emergency terminates, as long as the loan was not more than 30 days delinquent as of December 31, 2019. The Consolidated Appropriations Act of 2021 extended the period of the TDR relief until the earlier of January 1, 2022 or 60 days after the date on which the COVID-19 outbreak national emergency terminates. As described in “Note 1, Summary of Significant Accounting Policies,” we have elected this option for temporary TDR relief for COVID-19-related loss mitigation activities.
Economic Stimulus
The Consolidated Appropriations Act of 2021 and the CARES Act also contain many provisions designed to mitigate the negative economic impact of the COVID-19 pandemic, including direct cash payments to eligible taxpayers below specified income limits, expanded unemployment insurance benefits and eligibility, and relief designed to prevent layoffs and business closures at small businesses. While these provisions mostly expired by December 2020, the Consolidated Appropriations Act of 2021, which was signed into law in December 2020, replaced many of these with similar provisions. The Consolidated Appropriations Act of 2021 also included $25 billion in rental assistance funds for eligible households living in single-family or multifamily properties. We believe these payments, expanded benefits, and other relief have increased the ability of impacted borrowers to pay their mortgage loans and renters to pay their rent.
State and Local Government Responses to COVID-19
In 2020, many states and localities issued executive orders or enacted legislation requiring mortgage forbearance, foreclosure and eviction moratoriums, and rent flexibilities. As the pandemic continues into 2021, some states have

Fannie Mae 2020 Form 10-K	20

Business | Legislation and Regulation
taken action or are considering actions to extend foreclosure and eviction protections further into 2021. The terms of these new and proposed requirements vary significantly in duration and scope. Actions taken by federal, state or local lawmakers to provide additional relief to borrowers and renters during the COVID-19 pandemic, depending on their scope and whether and to what extent they apply to our business, could have a material adverse effect on our business and financial results.
GSE Act and Other Legislative and Regulatory Matters
As a federally chartered corporation, we are subject to government regulation and oversight. FHFA, our primary regulator, regulates our safety and soundness and our mission. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks (“FHLBs”). The U.S. Department of Housing and Urban Development (“HUD”) is our regulator with respect to fair lending matters. Our regulators also include the SEC and Treasury.
We describe below regulations applicable to us pursuant to the GSE Act, other legislation and related regulatory matters. We also describe some regulations applicable to the mortgage industry and the securities markets that may indirectly affect us.
Capital
The GSE Act sets forth minimum and critical capital requirements for Fannie Mae and Freddie Mac and provides that the Director of FHFA shall establish risk-based capital requirements and may establish higher minimum capital requirements. FHFA has suspended the statute’s capital classifications during conservatorship. Although existing statutory and regulatory capital requirements are not binding during conservatorship, we continue to submit capital reports to FHFA and FHFA monitors our capital levels. See “Note 12, Regulatory Capital Requirements” for information on the amount of regulatory capital we held as of December 31, 2020.
Conservatorship Capital Framework
In 2017, FHFA directed Fannie Mae and Freddie Mac to implement an aligned risk measurement framework for evaluating business decisions and performance during conservatorship. The conservatorship capital framework includes specific requirements relating to risk on our book of business and modeled returns on our new acquisitions. We are required to submit quarterly reports to FHFA relating to the framework’s requirements. We discuss below our transition from the conservatorship capital framework to our new enterprise regulatory capital framework.
Enterprise Regulatory Capital Framework
In November 2020, FHFA adopted a final rule establishing a new regulatory capital framework for the GSEs, which was published in the Federal Register on December 17, 2020. The new regulatory capital framework implements the statutory capital requirements and establishes supplemental risk-based and leverage-based capital requirements beyond what is expressly required in the GSE Act. The framework provides a granular assessment of credit risk specific to different mortgage loan categories, as well as components for market risk and operational risk. The regulatory capital framework set forth in the final rule includes the following:
•Supplemental capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators’ regulatory capital framework. The final rule specifies complementary leverage-based and risk-based requirements, which together determine the requirements for each tier of capital;
•A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored;
•A requirement to file quarterly public capital reports starting in 2022, regardless of our status in conservatorship;
•Specific minimum percentages, or “floors,” on the risk-weights applicable to single-family and multifamily exposures, which has the effect of increasing the capital required to be held for loans otherwise subject to lower risk weights;
•Specific floors on the risk-weights applicable to retained portions of credit risk transfer transactions, which has the effect of decreasing the capital relief obtained from these transactions; and
•Additional elements based on U.S. banking regulators’ regulatory capital framework, including the planned eventual introduction of an advanced approach to complement the standardized approach for measuring risk-weighted assets.

Fannie Mae 2020 Form 10-K	21

Business | Legislation and Regulation
FHFA’s adoption of the enterprise regulatory capital framework followed an announcement by the Financial Stability Oversight Council (the “FSOC”) in September 2020 that it had completed an activities-based review of the secondary mortgage market. The FSOC’s review focused in particular on the activities of Fannie Mae and Freddie Mac (the “GSEs”), including an analysis of the extent to which FHFA’s regulatory framework would adequately mitigate potential stability risks. The FSOC indicated that much of its analysis centered on FHFA’s then recently proposed capital rule. The FSOC also referenced FHFA’s implementation of other significant enhancements to the GSEs’ regulatory framework that would help mitigate the potential risk to financial stability, including efforts to strengthen GSE liquidity regulation, stress testing, supervision and resolution planning. The FSOC’s announcement stated, “Should these reforms be implemented appropriately, they will lead to a more durable secondary mortgage market that helps provide sustainable access to mortgage credit across the economic cycle and is more resistant to shocks that could impair financial intermediation or financial market functioning to a degree that would be sufficient to inflict significant damage on the broader economy.” The FSOC indicated that it will continue to monitor the secondary mortgage market activities of the GSEs and FHFA’s implementation of the GSEs’ regulatory framework to ensure potential risks to financial stability are adequately addressed. If the FSOC determines that such risks to financial stability are not adequately addressed by FHFA’s capital and other regulatory requirements or other risk mitigants, the FSOC may consider more formal recommendations or other actions.
The enterprise regulatory capital framework goes into effect in February 2021, but the dates on which we must comply with the requirements of the capital framework are staggered and largely dependent on whether we remain in conservatorship. Under the final rule, our compliance with the capital buffers will be required upon exit from conservatorship, and our compliance with the base regulatory requirements will be required by the later of our exit from conservatorship or such later date as may be specified by FHFA. Further, the compliance date for advanced approaches of the final rule will be January 1, 2025, or such later date as may be specified by FHFA. Reporting requirements under the enterprise regulatory capital framework take effect on January 1, 2022, including public reporting of our calculations of regulatory capital levels, buffers, adjusted total assets, and total risk-weighted assets. See “Note 12, Regulatory Capital Requirements” for information on existing reporting requirements relating to our regulatory capital as of December 31, 2020.
As amended by the January 2021 letter agreement, our senior preferred stock purchase agreement includes a covenant requiring us to comply with the terms of the enterprise regulatory capital framework as published by FHFA in the Federal Register on December 17, 2020, disregarding any subsequent amendments or modifications. In addition, the dividend provisions as amended by the January 2021 letter agreement provide that, after the capital reserve end date, the amount of quarterly dividends on the senior preferred stock will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. As a result of this change, our ability to retain earnings in excess of the capital requirements and buffers set forth in the enterprise regulatory capital framework, including to build management buffers, will be limited.
When it is fully applicable to Fannie Mae, this framework will require us to hold significantly more capital than the statutory requirement and prior FHFA proposed capital rules. See “MD&A—Liquidity and Capital Management—Regulatory Capital” for information on the amount of regulatory capital we held as of December 31, 2020.
Currently, we review our business decisions continuously as they relate to the new capital requirements and the conservatorship capital framework, because we measure our risk and returns on our current business against the conservatorship capital framework, but the loans we acquire now and any credit-risk sharing transactions we enter into will also impact our future capital requirements. We expect to cease using the conservatorship capital framework to make business and risk decisions sometime in 2021 and to use instead the new enterprise capital regulatory framework and certain risk measures. Managing our business to take into account our new capital requirements and measures of risk requires balancing potentially competing business objectives, including furthering our mission objectives, prudently managing risk, and earning a competitive return. We expect that the enterprise regulatory capital framework will have a significant impact on our business, but we cannot measure the impact at this time because we do not know when many of the provisions of the new framework will become applicable. We are developing our ongoing business strategy to align our business activities with our new capital requirements and measures of risk.
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

Fannie Mae 2020 Form 10-K	22

Business | Legislation and Regulation
New Products and Activities
The GSE Act requires us to obtain prior approval from FHFA before initially offering new products and to provide advance notice to FHFA of new activities, subject to certain exceptions. FHFA adopted an interim final rule implementing these provisions in July 2009, but subsequently concluded that permitting us to engage in new products was inconsistent with the goals of the conservatorship and instructed us not to submit new product requests under the rule. In October 2020, FHFA issued a proposed rule that, if adopted as final, would replace the interim final rule. The proposed rule establishes a process for the review of new products and activities by FHFA, including providing for a public notice and comment period with respect to new products. The proposed rule also establishes revised criteria for determining what constitutes a new activity that requires notice to FHFA and describes the activities that are excluded from the requirements of the proposed rule. The proposed rule, if adopted as a final rule, would apply to Fannie Mae, and any affiliates of Fannie Mae, both during and after a transition from conservatorship. In January 2021, we submitted a comment letter recommending various modifications to the proposed rule to streamline FHFA’s review of new products and activities.
Receivership and Resolution Planning
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
In December 2020, FHFA issued a directive and a proposed rule requiring us to develop a plan to facilitate a rapid and orderly resolution in the event FHFA is appointed as our receiver. The stated goals of our resolution planning are to minimize disruption in the national housing finance markets, preserve the value of our franchise and assets, facilitate the division of assets and liabilities between the limited-life regulated entity and the receivership estate, ensure that creditors bear losses in the order of their priority under the GSE Act, and foster market discipline by making clear that no extraordinary government support will be available to indemnify investors against losses or fund the resolution.
The appointment of FHFA as receiver would immediately terminate the conservatorship. In the event of receivership, the GSE Act requires FHFA, as the receiver, to organize a limited-life regulated entity with respect to Fannie Mae. Among other requirements, the GSE Act provides that this limited-life regulated entity:
•would succeed to Fannie Mae’s charter and thereafter operate in accordance with and subject to such charter;
•would assume, acquire or succeed to our assets and liabilities to the extent that such assets and liabilities are transferred by FHFA to the entity; and
•would not be permitted to assume, acquire or succeed to any of our obligations to shareholders.
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

Fannie Mae 2020 Form 10-K	23

Business | Legislation and Regulation
during the period pursuant to lender swaps, which we describe in “Mortgage Securitizations.” We are prohibited from passing through the cost of these allocations to the originators of the mortgage loans that we purchase or securitize. For each year’s new business purchases since 2015, we have set aside amounts for these contributions and transferred the funds when directed by FHFA to do so. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Treasury Interest in Affordable Housing Allocations” for information on our contribution for 2020 new business purchases.
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
FHFA regulation requires that the scenarios provided by FHFA be generally consistent with and comparable to those established by the Federal Reserve Board. Following the onset of the COVID-19 pandemic, the Federal Reserve Board considered alternative scenarios that were not included among the scenarios initially issued by FHFA. Accordingly, on August 13, 2020, FHFA issued a waiver to delay publication of our stress test results for 2020 so that we may include the alternative scenarios considered by the Federal Reserve Board in the summary of our results, with such other supporting analysis that the Director of FHFA may deem necessary. In September 2020, in light of the continued uncertainty posed by the COVID-19 pandemic, the Federal Reserve Board published alternative hypothetical scenarios featuring severe recessions. We will publish our 2020 stress test results after FHFA provides us with a revised publication timeframe.
FHFA Proposed Liquidity Requirements
In June 2020, FHFA instructed us to meet prescriptive liquidity requirements. In December 2020, those requirements became effective and FHFA issued a proposed rule in line with the updated requirements. The proposed rule, if adopted as a final rule, will be effective as of September 2021. Under the requirements, we must hold more liquid assets than under our previous framework, which negatively impacts our net interest income.
The proposed rule and our current liquidity requirements have four components we must meet:
•a short-term cash flow metric that requires us to meet our expected cash outflows and continue to provide liquidity to the market over a 30-day period of stress, plus an additional $10 billion buffer;
•an intermediate cash flow metric that requires us to meet our expected cash outflows and continue to provide liquidity to the market over a 365-day period of stress;
•a specified minimum long-term debt to less-liquid asset ratio. Less-liquid assets are those that are not eligible to be pledged as collateral to the Fixed Income Clearing Corporation; and
•a requirement that we fund our assets with liabilities that have a specified minimum term relative to the term of the assets.
As of December 31, 2020, we were in compliance with these requirements.
Guaranty Fees and Pricing
Our guaranty fees and pricing are subject to regulatory, legislative and conservatorship requirements:
•FHFA, in its capacity as conservator, has provided guidance relating to our guaranty fee pricing for new single-family acquisitions. FHFA’s guidance requires that we meet a specified minimum return on equity target based on the conservatorship capital framework.

Fannie Mae 2020 Form 10-K	24

Business | Legislation and Regulation
•In 2016, FHFA in its regulatory capacity, established minimum base guaranty fees that generally apply to our acquisitions of 30-year and 15-year single-family fixed-rate loans in lender swap transactions.
•In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) under which, at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. The revenue generated by this fee increase is paid to Treasury and helps offset the cost of a two-month extension of the payroll tax cut in early 2012. In 2012, FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
FHFA Rule on Uniform Mortgage-Backed Securities
We and Freddie Mac are required to align our programs, policies and practices that affect the prepayment rates of TBA-eligible MBS pursuant to an FHFA rule. The rule is intended to ensure that Fannie Mae and Freddie Mac programs, policies and practices that individually have a material effect on cash flows (including policies that affect prepayment speeds) are and will remain aligned regardless of whether we and Freddie Mac are in conservatorship. The rule provides a non-exhaustive list of covered programs, policies and practices, including management decisions or actions about: single-family guaranty fees; the spread between the note rate on the mortgage and the pass-through coupon on the MBS; eligibility standards for sellers, servicers, and private mortgage insurers; distressed loan servicing requirements; removal of mortgage loans from securities; servicer compensation; and proposals that could materially change the credit risk profile of the single-family mortgages securitized by a GSE.
Prior to this FHFA rule, we, Freddie Mac and FHFA undertook alignment efforts with the goal of ensuring consistency of prepayment speeds between Fannie Mae-issued and Freddie Mac-issued securities. In response to this rule, we also created a process aimed at ensuring any changes to our programs, policies and practices do not have a material effect on cash flows. Accordingly, we believe that our policies and practices are generally aligned with the requirements specified by FHFA pursuant to the rule. FHFA may mandate further alignment efforts in the future, and the impact of any such efforts on our business or our MBS is uncertain.
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
In October 2020, FHFA determined that we met all of our 2019 single-family and multifamily housing goals. We will report our 2020 housing goals performance to FHFA in March 2021, and FHFA will make a final determination regarding our 2020 performance later in the year, after data regarding the share of goals-qualifying originations in the primary mortgage market, reported under the Home Mortgage Disclosure Act, becomes available. The tables below display information about our housing goals and performance against our goals.

Single-Family Housing Goals(1)
	2019			2020
	FHFA Benchmark	Single-Family Market Level	Result	FHFA Benchmark
Low-income (≤80% of area median income) families home purchases	24%	26.6%	27.8%	24%
Very low-income (≤50% of area median income) families home purchases	6	6.6	6.5	6
Low-income areas home purchases(2)	19	22.9	24.5	19
Low-income and high-minority areas home purchases(3)	14	18.1	19.5	14
Low-income families refinances	21	24.0	23.8	21
(1)    The FHFA benchmarks and our results are expressed as a percentage of the total number of eligible single-family mortgages acquired during the period. The Single-Family Market level is the percentage of eligible single-family mortgages originated in the primary mortgage market.

Fannie Mae 2020 Form 10-K	25

Business | Legislation and Regulation
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

Multifamily Housing Goals
	2019		2020
	Goal	Result	Goal
	(in units)
Low-income families	315,000	385,763	315,000
Very low-income families	60,000	79,649	60,000
Small affordable multifamily properties(1)	10,000	17,832	10,000
(1) Small affordable multifamily properties are those with 5 to 50 units that are affordable to low-income families.
In December 2020, FHFA established single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2021. In the past, FHFA has established housing goals for a three-year period, but due to the COVID-19 pandemic and associated economic uncertainty, FHFA established benchmark levels for only the 2021 calendar year. The benchmark levels for our single-family and multifamily housing goals remain the same as those applicable for 2020. As described in “Risk Factors—GSE and Conservatorship Risk,” actions we may take to meet our housing goals and duty to serve requirements described below may increase our credit losses and credit-related expense.
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
The types of activities that are eligible for duty to serve credit in each underserved market are summarized below:
•Manufactured housing market. For the manufactured housing market, duty to serve credit is available for eligible activities relating to manufactured homes (whether titled as real property or personal property (known as chattel)) and loans for specified categories of manufactured housing communities.
•Affordable housing preservation market. For the affordable housing preservation market, duty to serve credit is available for eligible activities relating to preserving the affordability of housing for renters and buyers under specified programs enumerated in the GSE Act and other comparable affordable housing programs administered by state and local governments, subject to FHFA approval. Duty to serve credit also is available for activities related to small multifamily rental properties, energy efficiency improvements on existing multifamily rental and single-family first lien properties, certain shared equity homeownership programs, the purchase or rehabilitation of certain distressed properties, and activities under HUD’s Choice Neighborhoods Initiative and Rental Assistance Demonstration programs.
•Rural housing market. For the rural housing market, duty to serve credit is available for eligible activities related to housing in rural areas, including activities related to housing in high-needs rural regions and for high-needs rural populations.
FHFA’s evaluation guidance communicates FHFA’s expectations regarding the development of the underserved markets plans and describes the annual process by which FHFA will evaluate our achievements under the plans, with performance results to be reported to Congress annually. If FHFA determines that we failed to meet the requirements of an underserved markets plan, it may result in the imposition of a housing plan that could require us to take additional steps. In October 2020, FHFA reported its determination that we complied with our 2019 duty to serve requirements and its finding that we performed a satisfactory job of increasing the liquidity and distribution of available capital in each of the three underserved markets. FHFA will determine in 2021 our performance with respect to our 2020 duty to serve obligations.
In December 2020, FHFA advised us that it has no objection to our 2021 duty-to-serve plan.

Fannie Mae 2020 Form 10-K	26

Business | Legislation and Regulation
Swap Transactions; Minimum Capital and Margin Requirements
As a result of the Dodd-Frank Act, we are required to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, in October 2015, an inter-agency body of regulators issued a final rule under the act governing margin and capital requirements applicable to entities that are subject to their oversight. The rule is effective in two phases and each phase requires that we implement operational changes and changes relating to the collateral we collect and provide for swap transactions. The first phase of the rule became effective in 2017. Effectiveness of the second phase of the rule was scheduled for September 2020, but was delayed to September 2021 in light of exigent circumstances caused by the COVID-19 pandemic. This phase will require additional operational changes and changes to collateral requirements, which may increase the costs associated with hedging our retained mortgage portfolio.
Risk Retention
In 2014, an inter-agency body of regulators issued a final rule implementing the Dodd-Frank Act’s credit risk retention requirement. The final rule generally requires sponsors of securitization transactions to retain a 5% economic interest in the credit risk of the securitized assets. The rule offers several compliance options, one of which is to have either Fannie Mae or Freddie Mac (so long as they remain in conservatorship or receivership with capital support from the United States) securitize and fully guarantee the assets, in which case no further retention of credit risk is required. A potential exit from conservatorship, or changes we make in our business upon any potential exit from conservatorship to comply with the rule, could reduce our market share or adversely impact our business. Securities backed solely by mortgage loans meeting the definition of a “qualified residential mortgage” are exempt from the risk retention requirements of the rule. The rule currently defines “qualified residential mortgage” to have the same meaning as the term “qualified mortgage” as defined by the CFPB in connection with its ability-to-repay rule discussed below.
Ability-to-Repay Rule and the Qualified Mortgage Patch
The Dodd-Frank Act amended the Truth in Lending Act (“TILA”) to require creditors to determine that borrowers have a “reasonable ability to repay” most mortgage loans prior to making such loans. If a creditor fails to comply, a borrower may be able to offset a portion of the amount owed in a foreclosure proceeding or recoup monetary damages. The rule offers several options for complying with the ability-to-repay requirement, including making loans that meet certain terms and characteristics (referred to as “qualified mortgages”), which may provide creditors and their assignees with special protection from liability. A loan will be a standard qualified mortgage under the rule if, among other things, (1) the points and fees paid in connection with the loan do not exceed 3% of the total loan amount, (2) the loan term does not exceed 30 years, (3) the loan is fully amortizing with no negative amortization, interest-only or balloon features and (4) the debt-to-income (“DTI”) ratio on the loan does not exceed 43% at origination and is underwritten according to Appendix Q in the rule. The CFPB also created the qualified mortgage “patch,” pursuant to which a special class of conventional mortgage loans are considered qualified mortgages if they (1) meet the points and fees, term and amortization requirements of qualified mortgages generally and (2) are eligible for sale to Fannie Mae or Freddie Mac. In 2013, FHFA directed Fannie Mae and Freddie Mac to limit our acquisition of single-family loans to those loans that meet the points and fees, term and amortization requirements for qualified mortgages, or to loans that are exempt from the ability-to-repay rule, such as loans made to investors.
In December 2020, the CFPB published a final rule that eliminates the qualified mortgage patch and replaces the current 43% DTI ratio limit and Appendix Q requirements for a standard qualified mortgage with a pricing and underwriting framework. The pricing framework hinges on the difference between a loan’s annual percentage rate (“APR”) and the average prime offer rate (“APOR”) for comparable transactions. A loan will receive a conclusive presumption—a safe harbor for lenders—that the consumer had the ability to repay if the APR does not exceed the APOR by 1.50 percentage points. A loan will receive a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the APOR by 1.50 percentage points but by less than 2.25 percentage points. Higher pricing thresholds exist for smaller loan amounts and manufactured housing loans. The underwriting framework requires lenders to consider and verify the borrower’s current or reasonably expected income, assets, debt obligations, alimony, child support, and monthly DTI ratio or residual income before originating a loan.
The final rule is scheduled to go into effect in March 2021, with lenders required to comply beginning in July 2021. Between March and July 1, 2021 lenders can choose to comply with either the qualified mortgage patch or the new qualified mortgage rule. On February 4, 2021, the Acting Director of the CFPB indicated that he may seek to delay implementation of the new rule to preserve flexibility for President Biden’s nominee for CFPB Director, once confirmed. If the rule’s implementation is delayed, the qualified mortgage patch will continue in place until the mandatory compliance date of the final rule or a replacement rule. We do not expect the final rule, as published, to impact our business significantly, but it may increase competition. We cannot predict the impact of any replacement rule that may be adopted in its stead. See “Risk Factors—GSE and Conservatorship Risk” and “—Legal, Regulatory and Other Risks” for more information on risks presented by regulatory changes in the financial services industry.

Fannie Mae 2020 Form 10-K	27

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
FHFA Rule on Credit Score Models
Under an FHFA rule that became effective in October 2019, we are required to validate and approve third-party credit score models and obtain FHFA’s approval of our determination. We must evaluate the models for factors such as accuracy, reliability and integrity, as well as impacts on fair lending and the mortgage industry. In November 2020, we announced our determination that the “classic FICO® Score” from Fair Isaac Corporation should be approved for our continued use as a credit score model and FHFA’s approval of this determination. This validation was an incremental step while we continue to assess additional credit score model applications in accordance with the rule. Fannie Mae uses credit scores to establish a minimum credit threshold for mortgage lending, provide a foundation for risk-based pricing, and support disclosures to investors
Single-Counterparty Credit Limit
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
The Future of LIBOR and Alternative Reference Rates
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, stated its intention to cease publication of one-week and two-month U.S. dollar LIBOR after 2021, and to cease publication of overnight, one-month, three-month, six-month and one-year U.S. dollar LIBOR tenors after June 2023. We have exposure to one-month, three-month, six-month and one-year LIBOR, including in financial instruments that mature after June 2023. Our exposure arises from our acquisitions of loans and securities, our sales of securities, and our entry into derivative transactions that reference LIBOR. The markets for alternative reference rates are developing and, as they develop, we expect to transition to these alternative reference rates. The transition from LIBOR will require action by many market participants and leadership from organizations such as Alternative Reference Rates Committee (the “ARRC”) member firms, FHFA, our advisors and regulators, and may involve action by one or more legislatures in the U.S and abroad. We are actively seeking to facilitate an orderly transition from LIBOR.
We have established an internal office focused on LIBOR transition issues that is overseen by our LIBOR Enterprise Steering Council, which includes members of senior management. We also coordinate with FHFA on our LIBOR transition efforts. As part of these efforts, we have sought to identify the risks inherent in this transition and engaged

Fannie Mae 2020 Form 10-K	28

Business | Legislation and Regulation
external business and legal consultants focused on LIBOR and alternative indices. We continue to analyze potential risks associated with the LIBOR transition, including financial, operational, legal, reputational and compliance risks.
In addition to the work we are doing on an enterprise level to facilitate an orderly transition from LIBOR, we also are a voting member of the ARRC and participate in its working groups. The ARRC is a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to identify a set of alternative U.S. dollar reference interest rates and an adoption plan for those alternative rates. Banking and financial regulators, including FHFA, also participate in the ARRC as ex-officio members. In 2017, the ARRC recommended an alternative reference rate, referred to as the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in 2018. In support of the ARRC’s efforts to develop SOFR as a key market index, we issued the market’s first SOFR securities in 2018, and through December 31, 2020 we have issued a total of $136.1 billion in SOFR-indexed floating-rate corporate debt. We created SOFR-indexed adjustable rate mortgage products for new originations for our single-family business and our multifamily business during 2020. We ceased purchasing any LIBOR adjustable-rate mortgage loans at the end of 2020. We also started issuing SOFR-indexed REMIC securities and ceased issuing new LIBOR REMIC securities in 2020. In addition, we have entered into SOFR-indexed interest rate swaps and futures transactions to further support the development of this emerging index.
Currently, our LIBOR-indexed derivative contracts represent a substantial portion of our LIBOR exposure. In fall 2020, we announced that we agreed to industry-adopted amendments aimed at an orderly transition to SOFR upon any LIBOR cessation for our derivatives contracts. Another principal source of our exposure to LIBOR arises from (1) single-family and multifamily LIBOR-based adjustable-rate mortgage loans that we have securitized or own and (2) LIBOR-indexed REMIC structured securities that we have issued. Each of those products allow us to select a replacement index if LIBOR ceases to be published. In addition, we implemented fallback language based on the recommendations of the ARRC for new issuances of these products during 2020.
See “Risk Factors—Market and Industry Risk” for a discussion of the risks to our results of operations, financial condition, liquidity and net worth posed by the potential discontinuance of LIBOR.
Human Capital

Our employees are key to ensuring our long-term success. They are essential to our goals of being a return-oriented company able to attract private capital while managing risk, increasing our operational agility and undertaking a digital transformation. As of December 31, 2020, we had approximately 7,700 employees. Because we design, build and maintain complex systems to support our specialized role in the secondary mortgage market, approximately 38% of our employees work in technology-related jobs. Competition is high for employees with technology skills in the Washington, DC and Dallas metropolitan areas, where most of our employees work. Despite conservatorship, an uncertain future, and limitations on the compensation we are able to offer, we believe many employees and potential recruits are attracted by our mission and the compelling nature of our work. As of December 31, 2020, approximately 4% of positions across the company were vacant, and approximately 6% of our technology-related positions were vacant.
Employee Engagement
We are committed to maintaining an engaged workforce as we believe engagement is critical to the ongoing achievement of the company’s and the conservator’s goals. We monitor employee engagement through regular surveys. In 2020 the vast majority of our employees agreed with statements such as whether they would recommend Fannie Mae as a great place to work, which we consider to be strong indicators of their engagement. We believe our ability to recruit and retain employees and keep them engaged is influenced by the opportunity to do interesting work that supports our mission. We also offer employee benefits to encourage involvement in socially positive efforts, including those that echo our mission. Specifically, we offer employees up to $5,000 per year in matching charitable gifts (subject to overall available funding) and 10 hours of paid leave each month to engage in volunteer activities. We have also established a relief fund to which our employees can make charitable donations to assist employees who have suffered losses as a result of a natural disaster or other catastrophic event.
Employee Development
We invest in our employees’ development, because we believe doing so supports the success of the company as well as our employees. We seek to provide training and opportunities that enable employees to develop digital, leadership and other critical skills we need to achieve our strategy and fulfill our mission. In recent years, we have worked on instilling lean management techniques, practices and behaviors throughout our workforce and Agile development principles for employees engaged in product development. We also emphasize to our employees their responsibility for and role in managing risk through our risk-assessment and monitoring activities, training and corporate messaging. In

Fannie Mae 2020 Form 10-K	29

Business | Human Capital
2020, these efforts enabled us to respond to demands created by the COVID-19 pandemic and record-high volumes resulting from historically low interest rates with commercial speed and agility.
Safety and Resiliency
We took a number of steps in 2020 to protect the safety and resiliency of our workforce. From the onset of the COVID-19 pandemic in mid-March through early October 2020, we required nearly all of our workforce to work remotely. Recognizing that our employees were balancing a number of competing obligations, we focused on employee wellness and, with the help of a campaign to spotlight flexible work options, we created an environment that supports our business needs while helping employees better meet their personal obligations. We also increased the amount of family sick leave available to employees and made other adjustments to support employees. In early October 2020, we began allowing employees, on a voluntary basis, to request approval to return to work at some of our office locations and established mandatory COVID-19 safety protocols at those locations. We expect a significant majority of our employees will continue to work remotely for the foreseeable future. To date, our business resiliency plans and technology systems have effectively supported this remote work arrangement.
Diversity and Inclusion
We seek to foster an environment in which all employees are treated with dignity and respect, have the opportunity to contribute to meaningful work, and perform that work in an inclusive environment free from discrimination, harassment, and retaliation. We believe this commitment helps us attract and retain a skilled, diverse workforce. As of December 31, 2020, racial or ethnic minorities constituted 55% of our overall workforce and 24% of our officer-level employees, and women constituted 44% of our overall workforce and 37% of our officer-level employees. Supporting our role in the secondary mortgage market requires employees with specialized technology skills. As a result, we consider our workforce diversity in the context of fintech companies, whose operations are based on a blend of financial services products and technology platforms, rather than financial services firms or other companies that have significant retail operations or a large number of administrative roles. We sponsor programs and activities to cultivate a diverse and inclusive work environment by focusing on inclusive leadership principles, talent development, enterprise accessibility, team and group dynamics, and a consistent communications strategy that reinforces the practice of driving inclusion to achieve innovative solutions. We also support voluntary, grassroots employee resource groups that are open to all employees, support diversity and inclusion, and provide a forum for members to come together for professional growth and development, cultural awareness, education, community service, and networking across the organization. In 2020, our senior management also sponsored a series of “Courageous Conversations” to facilitate safe-space discussions for employees to gain an understanding of and share differing viewpoints on issues related to social justice.
See “Corporate Governance—Human Capital Management Oversight” for information on oversight of human capital management by our Board of Directors’ Compensation and Human Capital Committee. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of how restrictions on our compensation and uncertainty with respect to our future negatively affects our ability to retain and recruit executives and other employees.
Where You Can Find Additional Information

We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website address is www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s website, www.sec.gov. You may also request copies of any filing from us, at no cost, by calling the Fannie Mae Investor Relations & Marketing Helpline at 1-800-2FANNIE (1-800-232-6643), or by writing to Fannie Mae, Attention: Investor Relations & Marketing, 1100 15th Street, NW, Washington, DC 20005.
References in this report to our website or to the SEC’s website do not incorporate information appearing on those websites unless we explicitly state that we are incorporating the information.
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

Fannie Mae 2020 Form 10-K	30

Business | Forward-Looking Statements
•our future financial performance, financial condition and net worth, and the factors that will affect them;
•the impact of the COVID-19 pandemic, and the actions that we and federal, state, and local governments are taking in response to it, on our business, financial results, financial condition, returns on capital, debt funding needs, business plans, and on mortgage market and economic conditions, and the factors that will affect the pandemic’s impact;
•our expectations for, and the impact of fluctuations in, our acquisition volumes, market share, guaranty fees, acquisition credit characteristics, or the pace at which loans in our book of business turn over;
•our plans relating to and the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future transactions;
•our loss mitigation activity and its impact;
•our business plans and strategies, their development, and their impact;
•our work and plans to build capital to meet the requirements of the enterprise regulatory capital framework as well as to build management buffers;
•the impact of the enterprise regulatory capital framework and the January 2021 letter agreement with Treasury on our business and our financial performance and condition;
•future increases in our net worth and in the liquidation preference of the senior preferred stock, and attainment of the capital reserve end date;
•the impact of the CFPB’s final rule eliminating the qualified mortgage patch on our business;
•volatility in our future financial results and efforts we may make to address volatility, including our expectations relating to our hedge accounting program and its impact;
•the size and composition of our retained mortgage portfolio;
•the amount and timing of our purchases of loans from MBS trusts;
•the impact on our business or financial results and the timing of legislation and regulation;
•our payments to HUD and Treasury funds under the GSE Act;
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

Fannie Mae 2020 Form 10-K	31

Business | Forward-Looking Statements
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:
•uncertainty regarding our future, our exit from conservatorship and our ability to raise or earn the capital needed to meet our capital requirements;
•uncertainty surrounding the duration, spread and severity of COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and the widespread availability and public acceptance of a COVID-19 vaccine; the extent to which consumers, workers and families feel safe resuming pre-pandemic activities; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks or increases in the daily number of new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the pandemic;
•the market and regulatory changes we anticipate and our readiness for them, including changes relating to an eventual exit from conservatorship, the competitive landscape, and the need to attract private investment;
•the impact of the senior preferred stock purchase agreement and the enterprise regulatory capital framework, as well as future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation, including changes that limit our business activities or our footprint;
•actions by FHFA, Treasury, HUD, the CFPB or other regulators, Congress, or state or local governments that affect our business, including our new capital requirements and recent changes or potential further changes in the ability-to-repay rule that eliminates the qualified mortgage patch for GSE-eligible loans;
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
•how long loans in our guaranty book of business remain outstanding;
•challenges we face in retaining and hiring qualified executives and other employees;
•the effectiveness of our business resiliency plans and systems;

Fannie Mae 2020 Form 10-K	32

Business | Forward-Looking Statements
•changes in the demand for Fannie Mae MBS, in general or from one or more major groups of investors;
•our conservatorship, including any changes to or termination (by receivership or otherwise) of the conservatorship and its effect on our business;
•the investment by Treasury, including the impact of recent changes or potential future changes to the terms of the senior preferred stock purchase agreement, and its effect on our business, including restrictions imposed on us by the terms of the senior preferred stock purchase agreement, the senior preferred stock, and Treasury’s warrant, as well as the extent that these or other restrictions on our business and activities are applied to us through other mechanisms even if we cease to be subject to these agreements and instruments;
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
•the possibility that changes in leadership at FHFA or the Administration may result in changes in FHFA’s or Treasury’s willingness to pursue our exit from conservatorship;
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
•our resumption of and the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;
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
•operational control weaknesses;
•our reliance on models and future updates we make to our models, including the assumptions used by these models;
•domestic and global political risks and uncertainties;
•natural disasters, environmental disasters, terrorist attacks, widespread health emergencies or pandemics, or other major disruptive events;

Fannie Mae 2020 Form 10-K	33

Business | Forward-Looking Statements
•severe weather events, fires, floods or other events for which we may be uninsured or under-insured or that may affect our counterparties, and other risks resulting from climate change and efforts to address climate change;
•cyber attacks or other information security breaches or threats; and
•the other factors described in “Risk Factors.”
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
Item 1A.  Risk Factors
Risk Factors Summary:
The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities. This summary does not contain all of the information that may be important to you, and you should read the more detailed discussion of risks that follows this summary.
GSE and Conservatorship Risk
•The future of our company is uncertain.
•Our business activities are significantly affected by the conservatorship and the senior preferred stock purchase agreement and could be significantly impacted by the enterprise regulatory capital framework.
•Our regulator is authorized or required to place us into receivership under specified conditions, which would result in our liquidation, and FHFA, acting as receiver, proceeding to realize on our assets. Amounts recovered by our receiver from these actions may not be sufficient to repay the liquidation preference of any series of our preferred stock or to provide any proceeds to common shareholders.
•Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies with which we compete for talent.
•Pursuing our housing goals and duty to serve obligations may adversely affect our business, results of operations and financial condition.
•The conservatorship and agreements with Treasury adversely affect our common and preferred shareholders.
•The liquidity and market value of our MBS could be adversely affected by developments in the UMBS market, including those connected with our or Freddie Mac’s exit from conservatorship.
•Our issuance of UMBS and structured securities backed by Freddie Mac-issued securities has increased our operational and counterparty credit risk.
•Our reliance on CSS and the common securitization platform has increased our counterparty and third-party risk.
•We are limited in our ability to diversify our business and may be prohibited from undertaking activities that management believes would benefit our business.
•An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common and preferred stock.
COVID-19 Pandemic Risk
•We expect the COVID-19 pandemic to continue to adversely affect our business and financial results.
Credit Risk
•We may incur significant credit losses and credit-related expenses on the loans in our book of business.
•One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.

Fannie Mae 2020 Form 10-K	34

Risk Factors
•Our financial condition or results of operations may be adversely affected if mortgage servicers fail to perform their obligations to us.
•We may incur losses as a result of claims under our mortgage insurance policies not being paid in full or at all.
•Mortgage fraud could result in significant financial losses and harm to our reputation.
•We may suffer losses if borrowers are unable to obtain property or flood insurance, if their claims under insurance policies are not paid, or if they suffer property damage as a result of a hazard for which we do not require insurance, such as flooding outside of certain areas.
•The occurrence of major natural or other disasters in the United States or its territories and the impact of climate change could negatively impact our credit losses and credit-related expenses.
Operational Risk
•A failure in our operational systems or infrastructure, or those of third parties, could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation.
•A breach of the security of our systems or facilities, or those of third parties with which we do business, including as a result of cyber attacks, could damage or disrupt our business or result in the disclosure or misuse of confidential information, which could damage our reputation, result in regulatory sanctions and/or increase our costs and cause losses.
•Our concurrent implementation of multiple new initiatives may increase our operational risk and result in one or more material weaknesses in our internal control over financial reporting.
•Material weaknesses in our internal control over financial reporting could result in errors in our reported results or disclosures that are not complete or accurate.
•Failure of our models to produce reliable results may adversely affect our ability to manage risk and make effective business decisions.
Liquidity and Funding Risk
•Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations, and our liquidity contingency plans may be difficult or impossible to execute during a sustained liquidity crisis.
•A decrease in the credit ratings on our senior unsecured debt could have an adverse effect on our ability to issue debt on reasonable terms, particularly if such a decrease were not based on a similar action on the credit ratings of the U.S. government. A decrease in our credit ratings also could require that we post additional collateral for our derivatives contracts.
Market and Industry Risk
•Changes in interest rates or our loss of the ability to manage interest-rate risk successfully could adversely affect our financial results and condition, and increase interest-rate risk.
•Changes in spreads could materially impact our results of operations, net worth and the fair value of our net assets.
•Uncertainty relating to the potential discontinuance of LIBOR may adversely affect our results of operations, financial condition, liquidity and net worth.
•A deterioration in general economic conditions, particularly home prices and employment trends or the financial markets may materially adversely affect our business and financial condition.
•A decline in activity in the U.S. housing market or increasing interest rates could lower our business volumes or otherwise adversely affect our results of operations, net worth and financial condition.
Legal and Regulatory Risk
•Regulatory changes in the financial services industry may negatively impact our business.
•Legislative, regulatory or judicial actions could negatively impact our business, results of operations, financial condition or net worth.

Fannie Mae 2020 Form 10-K	35

Risk Factors
General Risk
•Our business and financial results could be materially adversely affected by legal or regulatory proceedings.
•Changes in accounting standards and policies can be difficult to predict and can materially impact how we record and report our financial results.
•In many cases, our accounting policies and methods, which are fundamental to how we report our financial condition and results of operations, require management to make judgments and estimates about matters that are inherently uncertain. Management also relies on models in making these estimates.
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
GSE and Conservatorship Risk
The future of our company is uncertain.
The company faces an uncertain future, including how long we will continue to exist in our current form, the extent of our role in the market, the level of government support of our business, how long we will be in conservatorship, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship. The conservatorship is indefinite in duration and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Our conservatorship could terminate through a receivership. Termination of the conservatorship, other than in connection with a receivership, requires Treasury’s consent under the senior preferred stock purchase agreement; unless (i) the pending significant lawsuits relating to the amendment of the senior preferred stock purchase agreement and/or the conservatorship have been resolved, and (ii) for two or more consecutive quarters, our common equity tier 1 capital, together with any other common stock that we may issue in a public offering, equals or exceeds 3% of our “adjusted total assets” under our enterprise regulatory capital framework. We estimate that, had the new framework been applicable to us as of December 31, 2020, we would have been required to hold approximately $185 billion in adjusted total capital, of which approximately $135 billion must be in the form of common equity tier 1 capital.
The current Administration has not articulated a formal position on housing finance reform or the future of Fannie Mae and Freddie Mac, although FHFA’s strategic plan for conservatorship, issued in 2019, includes as an objective preparing Fannie Mae and Freddie Mac for their eventual exits from conservatorship. Actions taken to reform the housing finance system could have a significant impact on our structure, our role in the secondary mortgage market, our capitalization, our business and our competitive environment.
Congress may consider legislation, or federal agencies such as FHFA may consider regulations or administrative actions, to increase the competition we face, reduce our market share, expand our obligations to provide funds to Treasury, constrain our business operations, or subject us to other obligations that may adversely affect our business. We cannot predict the timing or final content of housing finance reform legislation or other legislation, regulations or administrative actions that will impact our activities, nor can we predict the extent of such impact.
Our business activities are significantly affected by the conservatorship and the senior preferred stock purchase agreement and could be significantly impacted by the enterprise regulatory capital framework.
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
As conservator, FHFA can prevent us from engaging in business activities or transactions that we believe would benefit our business and financial results. For example, because FHFA must approve changes to the national loan-level price

Fannie Mae 2020 Form 10-K	36

Risk Factors
adjustments we charge and can direct us to make other changes to our guaranty fee pricing, our ability to address changing market conditions, pursue certain strategic objectives, or manage the mix of loans we acquire is constrained.
Additionally, FHFA may require us to undertake activities that are costly or difficult to implement.
In November 2020, FHFA adopted a final rule establishing a new regulatory capital framework for the GSEs. The new regulatory capital framework implements statutory capital requirements and establishes supplemental risk-based and leverage-based capital requirements. Our capital requirements under the enterprise regulatory capital framework may require us to change or limit certain business activities. We may be required to take actions to maintain appropriate risk-adjusted returns, which could adversely affect our competitive position. Additionally, these requirements depend upon the timing of exiting conservatorship.
Even if we are released from conservatorship, we remain subject to the terms of the senior preferred stock purchase agreement with Treasury, under which we issued the senior preferred stock and warrant. The senior preferred stock purchase agreement can only be canceled or modified with the consent of Treasury. The agreement includes a number of covenants that significantly restrict our business activities, and new restrictive covenants were added in the January 2021 letter agreement with Treasury that impact both our single-family and multifamily business activities. For example, one covenant provides that we may not acquire a single-family loan if, following its acquisition, in the prior 52-week period, we have acquired single-family loans with specified higher-risk characteristics in excess of the covenant’s thresholds. In addition, we are currently subject to a $300 billion debt limit under our senior preferred stock purchase agreement, which will decrease to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $290.0 billion as of December 31, 2020. Because of our debt limit, our business activities may be constrained. For more information about the covenants in the senior preferred stock purchase agreement and their potential impact on our business, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements.”
Our regulator is authorized or required to place us into receivership under specified conditions, which would result in our liquidation, and FHFA, acting as receiver, proceeding to realize on our assets. Amounts recovered by our receiver from these actions may not be sufficient to repay the liquidation preference of any series of our preferred stock or to provide any proceeds to common shareholders.
FHFA is required to place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts as they become due, in either case, for a period of 60 days after the SEC filing deadline for any of our Form 10-Ks or Form 10-Qs. Although Treasury committed to providing us funds in accordance with the terms of the senior preferred stock purchase agreement, if we need funding from Treasury to avoid triggering FHFA’s obligation, Treasury may not be able to provide sufficient funds to us within the required 60 days if it has exhausted its borrowing authority, if there is a government shutdown, or if the funding we need exceeds the amount available to us under the agreement. In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for the reasons set forth in the GSE Act, including if our Board or shareholders consent to the appointment of a receiver or, if under the definitions in the GSE Act, we are undercapitalized with no reasonable prospect of becoming adequately capitalized or critically undercapitalized. Under the GSE Act, FHFA succeeded to all of the rights, titles, powers and privileges of our board of directors and shareholders. In addition, we have not held sufficient core or total capital to meet the critical capital requirements in the GSE Act since 2008.
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
In the event of a liquidation of our assets, only after payment of the administrative expenses of the receiver and the immediately preceding conservator, the secured and unsecured claims against the company (including repaying all outstanding debt obligations), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. In the event of such a liquidation, we can make no assurances that there would be sufficient proceeds to make any distribution to holders of our preferred stock or common stock, other than to Treasury as the holder of our senior preferred stock.

Fannie Mae 2020 Form 10-K	37

Risk Factors
Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies with which we compete for talent.
Our business is highly dependent on the talents and efforts of our executives and other employees. The conservatorship, the uncertainty of our future and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit talent. Attrition in key management positions and challenges in hiring new management could harm our ability to manage our business effectively, to successfully implement strategic initiatives, and ultimately could adversely affect our financial performance.
Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, have had, and may continue to have, an adverse effect on our retention and recruitment of executives and other employees. We are subject to significant restrictions on the amount and type of compensation we may pay while under conservatorship. For example:
•The Equity in Government Compensation Act of 2015 limits the compensation and benefits for our Chief Executive Officer to the same level in effect as of January 1, 2015 while we are in conservatorship or receivership. Accordingly, annual direct compensation for our Chief Executive Officer is limited to base salary at an annual rate of $600,000.
•The Stop Trading on Congressional Knowledge Act of 2012, known as the STOCK Act, and related FHFA regulations prohibit our senior executives from receiving bonuses during conservatorship.
•As our conservator, FHFA has the authority to approve the terms and amount of our executive compensation and may require changes to our executive compensation program. For example:
◦In 2019, FHFA directed us, for so long as we are in conservatorship, to:
▪increase the mandatory deferral period for at-risk deferred salary received by senior vice presidents and above from one year to two years, effective January 1, 2022 for executives hired before January 1, 2020 and effective January 1, 2020 for executives hired or promoted to senior vice president on or after January 1, 2020; and
▪limit base salaries for all employees to no more than $600,000.
◦In 2019, FHFA directed us to submit for conservator decision any compensation arrangement for a newly hired employee where the proposed total target direct compensation is $600,000 or above, or any increase in total target direct compensation for an existing employee where the proposed total target direct compensation is $600,000 or above. This directive continues for so long as we are in conservatorship.
◦For new executive hires and compensation increase requests for executives, FHFA has requested that we target annual direct compensation to the 25th percentile of the market to the extent practicable and subject to appropriate exceptions.
•The terms of our senior preferred stock purchase agreement with Treasury contain specified restrictions relating to compensation, including a prohibition on selling or issuing equity securities without Treasury’s prior written consent except under limited circumstances, which effectively eliminates our ability to offer equity-based compensation to our employees.
As a result of the restrictions on our compensation, we have not been able to incent and reward excellent performance with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives. In addition, the restrictions on our compensation and the uncertainty of potential action by Congress or the Administration with respect to our future— including whether we will exit conservatorship, how long it may take before we exit conservatorship, or whether housing finance reform will result in a significant restructuring of the company or the company no longer continuing to exist—also negatively affects our ability to retain and recruit executives and other employees.
The cap on our Chief Executive Officer compensation continues to make retention and succession planning for this position difficult, and it may make it difficult to attract qualified candidates for this critical role in the future.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for qualified executives and other employees. If we are unable to retain, promote and attract executives and other employees with the necessary skills and talent, we would face increased risks for operational failures. If there were several high-level departures at approximately the same time, our ability to conduct our business could be

Fannie Mae 2020 Form 10-K	38

Risk Factors
materially adversely affected, which could have a material adverse effect on our results of operations and financial condition.
Pursuing our housing goals and duty to serve obligations may adversely affect our business, results of operations and financial condition
We are required by the GSE Act to support the housing market in ways that could adversely affect our financial results and condition. For example, we are subject to housing goals that require a portion of the mortgage loans we acquire to be for low- and very low-income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. We also have a duty to serve very low-, low- and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation and rural areas. We may take actions to meet our housing goals and duty to serve obligations that could adversely affect our profitability. For example, we may acquire loans that offer lower expected returns or increase our credit losses and credit-related expenses. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan with additional requirements that could have an adverse effect on our results of operations and financial condition. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters” for more information on our housing goals and duty to serve underserved markets.
The conservatorship and agreements with Treasury adversely affect our common and preferred shareholders.
The material adverse effects of the conservatorship on our shareholders under our agreements with Treasury include the following:
No voting rights during conservatorship. During conservatorship, our common shareholders do not have the ability to elect directors or to vote on other matters unless the conservator delegates this authority to them.
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
Our profits directly increase the liquidation preference of Treasury’s senior preferred stock and, once they exceed our capital reserve amount, will be payable to Treasury as dividends. The senior preferred stock ranks senior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, before any distribution is made to the holders of our common stock or other preferred stock. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Senior Preferred Stock” for more information on the aggregate liquidation preference of the senior preferred stock.
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

Fannie Mae 2020 Form 10-K	39

Risk Factors
The liquidity and market value of our MBS could be adversely affected by developments in the UMBS market, including those connected with our or Freddie Mac’s exit from conservatorship.
In 2019, we began issuing UMBS. The issuance of UMBS represented a significant change for the mortgage market and for our securitization operations and business. The success of UMBS is largely predicated on the fungibility of UMBS issued by Fannie Mae and Freddie Mac. If investors stop viewing Fannie Mae-issued UMBS and Freddie Mac-issued UMBS as fungible, or if investors prefer Freddie Mac-issued UMBS over Fannie Mae-issued UMBS, it could adversely affect the liquidity and market value of Fannie Mae MBS, the volume of our UMBS issuances and our guaranty fee revenues. FHFA adopted a rule to align Fannie Mae and Freddie Mac programs, policies and practices that affect the prepayment rates of TBA-eligible mortgage-backed securities to support the fungibility of Fannie Mae-issued UMBS and Freddie Mac-issued UMBS. However, these alignment efforts may not be successful over the long term and the prepayment rates on Fannie Mae-issued UMBS and Freddie Mac-issued UMBS could diverge in a manner that is disadvantageous for us.
The continued support of FHFA, Treasury, the Securities Industry and Financial Markets Association, and certain other regulatory bodies is critical to the success of UMBS. If any of these entities were to cease its support, the liquidity and market value of Fannie Mae-issued UMBS could be adversely affected. Furthermore, if either we or Freddie Mac exits conservatorship, it is unclear whether our and Freddie Mac’s programs, policies and practices in support of UMBS and resecuritizations of each other’s securities would be sustained.
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
UMBS have created significant interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac. Accordingly, the market value of single-family Fannie Mae MBS could be affected by financial and operational incidents relating to Freddie Mac, even if those incidents do not directly relate to Fannie Mae or Fannie Mae MBS. Similarly, any disruption in Freddie Mac’s securitization activities or any adverse events affecting Freddie Mac’s significant mortgage sellers and servicers also could adversely affect the market value of single-family Fannie Mae MBS.
Our reliance on CSS and the common securitization platform has increased our counterparty and third-party risk.
We are reliant on CSS and its common securitization platform for the operation of a majority of our single-family securitization activities. In January 2020, at FHFA’s direction we entered into an amended limited liability company agreement for CSS. The amendment reduced our and Freddie Mac’s ability to control CSS Board decisions, even after conservatorship, including decisions about strategy, business operations and funding. The amendment expanded the CSS Board of Managers from two members designated by each GSE to include the Board Chair, CSS CEO and up to three additional FHFA-designated Board members. In January 2021, FHFA designated two additional Board members, as a result the four members designated by Fannie Mae and Freddie Mac constitute a minority of the Board and could be outvoted by non-GSE designated Board members on any matter during conservatorship and on a number of significant matters following either our or Freddie Mac’s exit from conservatorship. Although the amended agreement would require our approval for certain “material decisions” if either we or Freddie Mac have exited conservatorship, the Board may approve a number of actions even after conservatorship over the objection of the members we and Freddie Mac designate, including: approval of the annual budget and strategic plan for CSS (so long as it does not involve a material business change); withdrawal of capital by a member; and requiring capital contributions necessary to support CSS’s ordinary business operations. It is possible that FHFA may require us to make additional changes to the CSS limited liability company agreement, or may otherwise impose restrictions or provisions relating to CSS or UMBS, that may adversely affect us.

Fannie Mae 2020 Form 10-K	40

Risk Factors
We do not currently pay service fees to CSS under our customer services agreement; its operations are funded entirely through capital contributions from Fannie Mae and Freddie Mac pursuant to the limited liability company agreement. We expect this arrangement may change, but we do not know how the eventual arrangement will be structured, or what control we will have in establishing those fees. During conservatorship, FHFA can direct us to enter into an amendment of the customer services agreement or enter such an amendment on our behalf, that could provide for a fee structure that would survive an exit from conservatorship absent a further amendment to the customer services agreement, which a majority of the Board would have to approve. Although implementation of any fee changes could require a further amendment to the customer services agreement, we might not have significant leverage to negotiate that amendment and the associated fee changes given our dependence on CSS.
Our securitization activities are complex and present significant operational and technological challenges and risks. Any measures we take to mitigate these challenges and risks might not be sufficient to prevent a disruption to our securitization activities. Our business activities could be adversely affected and the market for single-family Fannie Mae MBS could be disrupted if the common securitization platform were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. Any such failure or unavailability could have a significant adverse impact on our business and could adversely affect the liquidity or market value of our single-family MBS. In addition, a failure by CSS to maintain effective controls and procedures could result in material errors in our reported results or disclosures that are not complete or accurate.
We are limited in our ability to diversify our business and may be prohibited from undertaking activities that management believes would benefit our business.
As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by FHFA and regulation by other federal agencies, including Treasury, HUD and the SEC. The Charter Act defines our permissible business activities. For example, we may not originate mortgage loans or purchase single-family loans in excess of the conforming loan limits, and our business is limited to the U.S. housing finance sector. FHFA, as our regulator, may impose additional limitations on our business. For example, the GSE Act requires us to obtain prior approval from FHFA for new products and to provide prior notice to FHFA of new activities that we consider not to be products. FHFA recently proposed a rule to implement these requirements that, if adopted, would permit FHFA to establish terms, conditions, or limitations with respect to any new product or new activity. In addition, as described in a previous risk factor, our business activities are subject to significant restrictions as a result of the conservatorship and the senior preferred stock purchase agreement. These limitations and requirements may cause us to delay or prevent us from undertaking new business activities management believes would benefit our business. Further, as a result of these limitations and requirements on our ability to diversify our operations, our financial condition and results of operations depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Weak or unstable conditions in the U.S. housing market can therefore have a significant adverse effect on our business that we cannot mitigate through diversification.
An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common and preferred stock.
Our common stock and preferred stock are now traded exclusively in the over-the-counter market, and are not currently listed on any securities exchanges. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected. In addition, the market price of our common stock and preferred stock is subject to significant volatility, which may be due to other factors described in these “Risk Factors,” as well as speculation regarding our future, economic and political conditions generally, liquidity in the over-the-counter market in which our stock trades, and other factors, many of which are beyond our control. Such factors could cause the market price of our common stock and preferred stock to decline significantly, which may result in significant losses to holders of our common stock and preferred stock.
COVID-19 Pandemic Risk
We expect the COVID-19 pandemic to continue to adversely affect our business and financial results.
The COVID-19 pandemic caused substantial financial market volatility and has significantly adversely affected both the U.S. and global economies. As described in “Business—Executive Summary—COVID-19 Impact—Economic Impact,” although the economy has improved significantly since the second quarter of 2020, business activity remains below the level before the onset of the pandemic, and unemployment remains substantially higher than pre-pandemic levels. Continued high levels of new daily cases of COVID-19 in the U.S., combined with concerns about the emergence of new, more infectious variants of the coronavirus, have led to new shut-downs in various locales and reductions in business activity, with increased risk of additional public-health measures.

Fannie Mae 2020 Form 10-K	41

Risk Factors
The disruption caused by the pandemic differs from previous economic downturns because of the high level of uncertainty related to the health and safety of consumers and workers. We expect the path and timing of economic recovery will be impacted by the success of vaccination efforts and fiscal stimulus. We believe that sustained economic recovery depends on continued growth in consumer spending, increased business activity, and an associated reduction in unemployment, all of which impact the ability of borrowers and renters to make their monthly payments. We expect the impact of the COVID-19 pandemic to continue to negatively affect our financial results and our returns on capital.
Our current forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and the widespread availability and public acceptance of the COVID-19 vaccines; the extent to which consumers, workers and families feel safe resuming pre-pandemic activities; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks or increases in the daily number of new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the pandemic. While we are unable to predict the future course of these events or their longer-term effects on our business, key areas we have identified where the COVID-19 pandemic is negatively affecting or may negatively affect our business, financial results and financial condition are described below:
•Increased borrower credit risk. Among other factors, income growth and unemployment levels affect borrowers’ ability to repay their mortgage loans. We expect the economic dislocation caused by the COVID-19 pandemic and elevated unemployment rates to result in continued higher serious delinquency rates and possibly in significantly higher defaults on the mortgage loans in our guaranty book of business. Because of this expectation, we had substantial credit-related expenses in 2020. As there is significant uncertainty associated with the impact of the COVID-19 pandemic, we may ultimately experience greater losses than we currently expect and also may have high credit-related expenses in future periods. Moreover, we are taking a number of actions to help borrowers affected by the COVID-19 pandemic that we expect will continue to adversely affect our financial results and financial condition, including:
◦providing forbearance to single-family borrowers impacted by COVID-19-related financial hardships who request forbearance;
◦providing forbearance to eligible multifamily borrowers impacted by COVID-19-related financial hardships on the condition that such borrowers suspend evictions and other penalties relating to late rent payments during the forbearance period; and
◦temporarily suspending foreclosures and certain foreclosure-related activities for single-family properties (other than for vacant or abandoned properties).
A number of federal, state and local authorities have implemented limitations on evictions, including the CDC eviction moratorium described in “Business—Legislation and Regulation—U.S. Government Response to COVID-19—Relief for Individuals and Businesses; Federal Eviction Moratoriums.” We believe that applicable eviction restrictions could have adversely affected, and could continue to adversely affect, the ability of some of our borrowers to make payments on their loans. We discuss the actions we have taken and their impact in more detail in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Certain states and localities have implemented COVID-19-related borrower and renter protections that are more extensive than federal or our requirements. States and localities may continue to consider such proposals in the future or extend the time period of existing protections. These additional protections, depending on their scope and whether and to what extent they apply to our business, could contribute to a higher number of single-family and multifamily borrowers becoming delinquent on their loans or could limit our ability to take enforcement actions with respect to our loans.
In addition, while home price appreciation was positive in 2020, the economic dislocation resulting from the COVID-19 pandemic could result in declines in home prices in the future. Similarly, economic dislocation resulting from the COVID-19 pandemic could result in declines in multifamily property valuations. Declines in multifamily property valuations would increase the amount of our loss in the event a borrower defaults on their

Fannie Mae 2020 Form 10-K	42

Risk Factors
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
We expect a significant majority of our employees will continue to work remotely for the foreseeable future, driven by safety concerns, childcare obligations and other factors. The strain on our workforce caused by this shift to a remote work environment and the uncertainty and stressors associated with the COVID-19 pandemic may result in business interruptions, reduced productivity and other adverse impacts on our operations. While our technological systems to date have continued to function with our workforce working remotely, this telework arrangement increases the risk of technological or cybersecurity incidents that negatively affect our business operations. This telework arrangement, as well as the risk that employees or their family members could contract COVID-19 and our reliance on third parties for some functions, also could adversely affect our ability to maintain effective controls and procedures, which could result in material errors in our reported results or disclosures that are not complete or accurate.
•Increased counterparty credit and operational risk. The economic dislocation caused by the COVID-19 pandemic could lead to default by one or more of our institutional counterparties on their obligations to us, which could result in significant financial losses.
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
In addition, as described in “MD&A—Liquidity and Capital Management,” our debt funding needs increased in 2020 driven in part by the impact of the COVID-19 pandemic.
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
•Increased model and accounting estimate risk. Given the unprecedented nature and timing of the COVID-19 pandemic and its uncertain impact, we believe our model results relating to our allowance for loan losses currently cannot accurately capture the entirety of loan losses we will ultimately incur relating to COVID-19. The unprecedented nature of the COVID-19 pandemic may also negatively affect our ability to rely on models to effectively manage the risks to our business. Moreover, the CARES Act provisions prohibiting lenders from reporting some borrowers receiving COVID-19-related payment accommodations as delinquent may also impact the stability of the interpretation and predictiveness of borrower credit data and therefore the reliability of our models in the future.

Fannie Mae 2020 Form 10-K	43

Risk Factors
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
The impacts of COVID-19 to our business have generally amplified, or reduced our ability to mitigate, these and the other risks discussed herein.
Credit Risk
We may incur significant credit losses and credit-related expenses on the loans in our book of business.
We are exposed to a significant amount of mortgage credit risk on our $3.7 trillion guaranty book of business. Borrowers may fail to make required payments on mortgage loans we own or guaranty. This exposes us to the risk of credit losses and credit-related expenses.
As we describe earlier in this section under “COVID-19 Pandemic Risk,” the COVID-19 pandemic has exposed us to substantial credit-related expenses and risk of credit losses. Our serious delinquency rate increased in 2020 compared with 2019 with increased borrower participation in forbearance plans. Our loans currently in forbearance generally have a somewhat weaker credit profile than our overall guaranty book of business. If a large number of borrowers cannot repay the amounts owed at the end of their forbearance plans or over time, or fail to qualify for repayment plans, payment deferrals or modifications, this could result in significantly higher defaults on the mortgage loans in our guaranty book of business. We expect the COVID-19 pandemic to result in a continued higher serious delinquency rate over the next several quarters compared to pre-pandemic levels in recent periods exposing us to greater credit risk.
The credit performance of loans in our book of business could deteriorate further, particularly if we experience home price declines, continued economic dislocation and elevated unemployment, resulting in significantly higher credit losses and credit-related expenses. Although we strengthened our underwriting and eligibility standards over the last decade, we continue to have loans in our book of business that were originated prior to the financial market crisis of 2008, and these loans continue to generate a disproportionate percentage of our credit losses. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Single-Family Business” and our multifamily guaranty book of business in “MD&A—Multifamily Business.”
While we use certain credit enhancements to mitigate some of our potential future credit losses, we may not be able to obtain as much protection from our credit enhancements as we would like, for a number of reasons:
•Some of the credit enhancements we use, such as mortgage insurance, credit insurance risk transfer transactions and DUS lender loss-sharing arrangements, are subject to the risk that the counterparties may not meet their obligations to us.
•Our credit risk transfer transactions have limited terms, after which they provide limited or no further credit protection on the covered loans.
•Generally, our credit risk transfer transactions do not cover losses from principal forgiveness.
•Our credit risk transfer transactions are not designed to shield us from all losses because we retain a portion of the risk of future losses on loans covered by these transactions, including all or a portion of the first loss risk in most transactions.
•In the event of a sufficiently severe economic downturn, we may not be able to enter into new back-end credit risk transfer transactions for our recent acquisitions on economically advantageous terms.
•Mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover property damage that is not already covered by the hazard or flood insurance we require, and such damage may result in a reduction to, or a denial of mortgage insurance benefits. A property damaged by a flood that was outside a Federal Emergency Management Agency (“FEMA”)-designated Special Flood Hazard

Fannie Mae 2020 Form 10-K	44

Risk Factors
Area, where we require coverage, or a property damaged by an earthquake are the most likely scenarios where property damage may result in a default not covered by hazard insurance.
For the last several years we have used credit risk transfer transactions as an important tool to manage the credit risk of our loan acquisitions. We did not enter into new credit risk transfer transactions in the second quarter of 2020 due to adverse market conditions resulting from the COVID-19 pandemic. Market conditions improved in the second half of 2020, but we have not entered into any new transactions. As a result, the portion of our single-family book covered by credit enhancement decreased from 53% in 2019 to 42% as of December 31, 2020. We continue to evaluate the costs and benefits of credit risk transfer transactions, including a reduction in capital relief these transactions provide under FHFA’s enterprise regulatory capital framework. We may engage in credit risk transfer transactions in the future, which could help us manage capital and manage within our risk appetite, particularly given the growth and turnover in our book in 2020. The structure of and extent to which we engage in any additional credit risk transfer transactions will be affected by the enterprise regulatory capital framework, our risk appetite, the strength of future market conditions, including the cost of these transactions, and the review of our overall business and capital plan.
One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.
We rely on our institutional counterparties to provide services and credit enhancements that are critical to our business. We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. If an institutional counterparty defaults on its obligations to us, it could also negatively impact our ability to operate our business, as we outsource some of our critical functions to third parties, such as mortgage servicing, single-family Fannie Mae MBS issuance and administration, and certain technology functions.
Our primary exposures to institutional counterparty risk are with credit guarantors that provide credit enhancements on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including;
•mortgage insurers and reinsurers, including those that participate in our Credit Insurance Risk TransferTM (“CIRTTM”) transactions, and multifamily lenders with risk sharing arrangements;
•mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS;
•mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances;
•the financial institutions that issue the investments, including overnight bank deposits, held in our other investments portfolio; and
•derivatives counterparties.
We also have counterparty exposure to custodial depository institutions; mortgage originators, investors and dealers; debt security dealers; central counterparty clearing institutions; and document custodians.
The concentration of our counterparties in similar or related businesses heightens our counterparty risk exposure. We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, and mortgage insurers, resulting in a significant credit concentration with respect to this industry. We may also have multiple exposures to particular counterparties, as many of our counterparties perform several types of services for us. For example, our lender customers or their affiliates may also act as derivatives counterparties, mortgage servicers, custodial depository institutions or document custodians. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways.
An institutional counterparty may default on its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, changes in its servicer rating, a reduction in liquidity, operational failures or insolvency. The economic dislocation from the COVID-19 pandemic increases the risk that these conditions may arise. In the event of a bankruptcy or receivership of one of our counterparties, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets causing a decline in their value. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business or manage the risks to our business. In addition, if we are unable to replace a defaulting counterparty that performs services critical to our business, it could adversely affect our ability to conduct our operations and manage risk.
We have significant exposure to institutions in the financial services industry relating to derivatives, funding, short-term lending, securities, and other transactions. We depend on our ability to enter into derivatives transactions with our derivatives counterparties in order to manage the duration and prepayment risk of our retained mortgage portfolio. If we lose access to our derivatives counterparties, it could adversely affect our ability to manage these risks.

Fannie Mae 2020 Form 10-K	45

Risk Factors
We use clearinghouses to facilitate many of our derivative trades. If the clearinghouse or the clearing member we use to access the clearinghouse defaults, we could lose margin that we have posted with the clearing member or clearinghouse. We are also a clearing member of two divisions of the Fixed Income Clearing Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a clearing member of FICC, we could be exposed to the losses if the CCP or one or more of the CCP’s clearing members fails to perform its obligations, because each FICC clearing member is required to absorb a portion of the losses incurred by other clearing members if they fail to meet their obligations to the clearinghouse. For more information, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management—Other Counterparties—Central Counterparty Clearing Institutions.”
Our financial condition or results of operations may be adversely affected if mortgage servicers fail to perform their obligations to us.
We delegate the servicing of the mortgage loans in our guaranty book of business to mortgage servicers; we do not have our own servicing function. Functions performed by mortgage servicers on our behalf include collecting and delivering principal and interest payments, administering escrow accounts, monitoring and reporting delinquencies, performing default prevention activities and other functions. The inability of a mortgage servicer to perform these functions could negatively impact our ability to, among other things:
•manage our book of business;
•collect amounts due to us;
•actively manage troubled loans; and
•implement our homeownership assistance, foreclosure prevention and other loss mitigation efforts.
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

Fannie Mae 2020 Form 10-K	46

Risk Factors
Three of our mortgage insurer counterparties that are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently in run-off. Mortgage insurers that are in run-off continue to collect renewal premiums and process claims on their existing insurance business, but are no longer approved to write new insurance with us, which increases the risk that the mortgage insurer will fail to pay claims fully. Entering run-off may limit sources of profits and liquidity for the mortgage insurer and could also cause the quality and speed of its claims processing to deteriorate. PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion and it is uncertain whether they will be permitted in the future to pay their deferred policyholder claims or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims, but remains in run-off. For more information on mortgage insurers in run-off and our risk in force mortgage insurance coverage see “Notes to Consolidated Financial Statements—Concentrations of Credit Risk—Other Concentrations.”
On at least a quarterly basis, we assess our mortgage insurer counterparties’ respective abilities to fulfill their obligations to us, and our loss reserves take into account this assessment. If our assessment indicates their ability to pay claims has deteriorated significantly or if our projected claim amounts have increased, we could experience an increase credit-related expenses and credit losses.
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
We may suffer losses if borrowers are unable to obtain property or flood insurance, if their claims under insurance policies are not paid, or if they suffer property damage as a result of a hazard for which we do not require insurance, such as flooding outside of certain areas.
In general, we require borrowers to obtain property insurance to cover the risk of damage to their homes resulting from hazards such as fire, wind and, for properties in a Special Flood Hazard Area as designated by FEMA, flooding. As of December 31, 2020, 3.4% of loans in our single-family guaranty book of business and 6.9% of loans in our multifamily guaranty book of business are located in a Special Flood Hazard Area. For flood insurance, single-family borrowers generally rely on the National Flood Insurance Program (“NFIP”), which was recently extended through September 2021. If Congress fails to extend or re-authorize the program upon future expirations, FEMA may not have sufficient funds to pay claims for flood damage, and borrowers may not be able to renew their flood insurance coverage or obtain new policies through the NFIP. In addition, NFIP insurance does not cover temporary living expenses, and the maximum limit of coverage available under NFIP for a single-family residential property is $250,000, which may not be sufficient to cover all losses.
The risk of significant flooding in places outside of a Special Flood Hazard Area (that is, in places where we do not require flood insurance) is expected to increase in the coming years as a result of climate change. Increases in the intensity or frequency of floods or other weather-related disasters as a result of climate change will intensify the foregoing risks. To the extent that borrowers are unable to obtain property or flood insurance and suffer property damage, their claims under insurance policies are not paid, or they suffer property damage as a result of a hazard for which we do not generally require insurance, such as earthquake damage or flood damage on a property located outside a Special Flood Hazard Area, they may not pay their mortgage loans, which negatively impacts our credit losses and credit-related expenses.
In addition, insurers may become less willing to continue writing coverage in certain areas for certain perils, which may depress home prices in those areas and may limit the loans that Fannie Mae is able to acquire in those areas. Ultimately, the desirability of areas that frequently experience hurricanes, wildfires or other natural disasters may diminish over time, which can depress home prices or adversely affect the region’s economy, which may negatively impact our financial results.
The occurrence of major natural or other disasters in the United States or its territories and the impact of climate change could negatively impact our credit losses and credit-related expenses.
We conduct our business in the single-family and multifamily residential mortgage markets and own or guarantee the performance of mortgage loans throughout the United States and its territories. The occurrence of a major natural or environmental disaster, terrorist attack, cyber attack, pandemic, or similar event (a “major disruptive event”) in the

Fannie Mae 2020 Form 10-K	47

Risk Factors
United States or its territories could negatively impact our credit losses and credit-related expenses in the affected geographic area or, depending on the magnitude, scope and nature of the event, nationally, in a number of ways. As we describe earlier in this section under “COVID-19 Pandemic Risk,” the COVID-19 pandemic has exposed us to substantial credit-related expenses and risk of credit losses. A major disruptive event that either damages or destroys residential or multifamily real estate securing mortgage loans in our book of business or negatively impacts the ability of borrowers to make principal and interest payments on mortgage loans in our book of business could increase our delinquency rates, default rates and average loan loss severity of our book of business in the affected region or regions. Further, a major disruptive event or a long-lasting increase in the vulnerability of an area to disasters that affects borrowers’ ability make payments on their mortgages, discourages housing activity, including homebuilding or home buying, or causes a deterioration in housing conditions in the affected region could lower the volume of originations in the mortgage market, influence home prices and property values in the affected region or in adjacent regions and increase delinquency rates and default rates. Any of these outcomes could generate significant credit losses and credit-related expenses.
Recent years have seen frequent and severe natural disasters in the U.S., including hurricanes, wildfires and floods. The frequency and intensity of major weather-related events is indicative of the impact of climate change and this change is expected to persist for the foreseeable future. Population growth and an increase in people living in high-risk areas, such as coastal areas vulnerable to severe storms and flooding, have also increased the impact of these events. Although our financial exposure from these events is mitigated to the extent our book of business is geographically diverse, we remain exposed to risk, particularly in connection with the risk of geographically widespread weather events and changes in weather patterns. In addition, the increasing unpredictability of major natural disasters negatively affects our ability to forecast losses from such events, which may negatively impact our ability to accurately address the likelihood of such losses in the guaranty fees that we charge. As a result, any continuation or increase in recent weather trends or their unpredictability, or any single natural disaster of significant scope or intensity, could have a material impact on our results of operations and financial condition.
Further, legal or regulatory responses to concerns about global climate change may impact the housing markets and, as a result, our business. Steps to address the risk of more frequent or severe weather events resulting from climate change could result in a potentially disruptive transition away from carbon-intense industries. Such a transition could negatively impact certain industries and regional economies, affecting the ability of borrowers in those industries or regions to pay their mortgage loans. President Biden has indicated that addressing climate change will be a priority for his administration.
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

Fannie Mae 2020 Form 10-K	48

Risk Factors
manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.
We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, paying agents, exchanges, clearinghouses or other financial intermediaries, including CSS and Freddie Mac, we use to facilitate our securities and derivatives transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both an individual basis and an industry-wide basis, as disparate complex systems need to be integrated, often on an accelerated basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions or manage our exposure to risk.
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
We have been, and likely will continue to be, the target of cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things:
•the evolving nature of these threats;
•the current global economic and political environment;
•our prominent size and scale and our role in the financial services industry;
•the outsourcing of some of our business operations;
•the ongoing shortage of qualified cybersecurity professionals;
•our migration to cloud-based systems;
•our increased use of employee-owned devices for business communication;
•the large number of our employees working remotely; and
•the interconnectivity and interdependence of third parties to our systems.
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

Fannie Mae 2020 Form 10-K	49

Risk Factors
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
The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant financial losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations.
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
We are currently implementing a number of initiatives in furtherance of both our and our conservator’s strategic objectives. The magnitude of the many new initiatives we are undertaking may increase our operational risk. Many of these initiatives involve significant changes to our business processes, systems and infrastructure, and present significant operational challenges for us. Some business initiatives that we are currently developing or executing against include a new hedge accounting program, our environmental, social and governance initiatives, enhancements and efficiencies to our operational processes, and enhancements to our existing and development of new information technology and other systems. For example, for the past several years we have been transitioning our core information technology systems to third-party cloud-based platforms. If completing this initiative is delayed or we fail to complete it in a well-managed, secure and effective manner, we may experience unplanned service disruption or unforeseen costs, which could result in material harm to our business and results of operations. While implementation of each individual initiative creates operational challenges, implementing multiple initiatives during the same time period significantly increases these challenges. Due to the operational complexity associated with these changes and the limited time

Fannie Mae 2020 Form 10-K	50

Risk Factors
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
We make significant use of quantitative models to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and market risks, and to forecast credit losses. We use this information in making business decisions relating to strategies, initiatives, transactions, pricing and products.
Models are inherently imperfect predictors of actual results because they are based on historical data and assumptions regarding factors such as future loan demand, borrower behavior, creditworthiness and home price trends. Other potential sources of inaccurate or inappropriate model results include errors in computer code, bad data, misuse of data, or use of a model for a purpose outside the scope of the model’s design. Modeling often assumes that historical data or experience can be relied upon as a basis for forecasting future events, an assumption that may be especially tenuous in the face of unprecedented events, such as the COVID-19 pandemic.
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
When market conditions change quickly and in unforeseen ways, there is an increased risk that the model assumptions and data inputs for our models are not representative of the most recent market conditions, which requires management judgment to make adjustments or overrides to our models. In a rapidly changing environment, it may not be possible to update existing models quickly enough to properly account for the most recently available data and events. For example, the unprecedented nature of the COVID-19 pandemic has negatively affected our ability to rely on models and may continue to do so.
If our models fail to produce reliable results on an ongoing basis we may not make appropriate risk management decisions, including decisions affecting loan purchases, management of credit losses, guaranty fee pricing, and asset and liability management. Moreover, strategies we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable.

Fannie Mae 2020 Form 10-K	51

Risk Factors
Liquidity and Funding Risk
Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations, and our liquidity contingency plans may be difficult or impossible to execute during a sustained liquidity crisis.
Our ability to fund our business depends on our ongoing access to the debt capital markets. Market concerns about matters such as the extent of government support for our business and debt securities, the future of our business (including future profitability, future structure, regulatory actions and our status as a government-sponsored enterprise) and the creditworthiness of the U.S. government could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in recent years to issue debt of varying maturities at attractive pricing resulted from federal government support of our business. As a result, we believe that our status as a government-sponsored enterprise and continued federal government support is essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business, our debt securities or our status as a government-sponsored enterprise, including changes arising in connection with efforts to end our conservatorship, could materially and adversely affect our ability to fund our business. There can be no assurance that the government will continue to support our business or our debt securities, or that our current level of access to debt funding will continue. If our senior preferred stock purchase agreement with Treasury is amended in the future to reduce its support for our debt securities issued after such amendment, it could materially increase our borrowing costs or materially adversely affect our access to the debt capital markets.
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
Our liquidity contingency plans may be difficult or impossible to execute during a sustained market liquidity crisis. If the financial markets experience substantial volatility in the future similar to or more intensely than in 2020, it could significantly adversely affect the amount, mix and cost of funds we obtain, as well as our liquidity position. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired. In this event, our alternative source of liquidity, our other investments portfolio, may not be sufficient to meet our liquidity needs.
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

Fannie Mae 2020 Form 10-K	52

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
We mark to market changes in the estimated fair value of our derivatives through our earnings on a quarterly basis, but we do not similarly mark to market changes in some of the financial instruments that generate our interest-rate risk exposures. As a result, changes in interest rates, particularly significant changes, can have a significant adverse effect on our earnings and net worth for the quarter in which the changes occur, depending on the nature of the changes and the derivatives and short-term investments we hold at that time. For example, we invest the cash held in MBS trusts in short-term investments, such as reverse repo arrangements and U.S. Treasury bills, or hold it in our Federal Reserve account. In a positive interest-rate environment we are entitled to the interest income earned on these short-term investments. If interest rates on short-term investments become negative we would plan to keep all trust cash in our Federal Reserve account. The Federal Reserve has previously indicated that it is not considering adopting a negative interest rate policy and negative interest rates on short-term products have been limited; however, if negative interest rates become more prevalent in the market and the Federal Reserve adopts a negative interest rate policy, then the cash we hold in MBS trusts may not be sufficient to make required payments of principal and interest. If this were to occur, we would be required to replace any shortfall with our own funds to make payments that are due to Fannie Mae MBS certificateholders.
The overall decline in interest rates in 2020 resulted in declines in the fair value of some of the financial instruments that we mark to market through our earnings, which contributed to our fair value losses in 2020. While we have not generally experienced negative interest rates in the United States, some central banks in Europe and Asia have in the past cut interest rates below zero. If U.S. interest rates decline further or fall below zero, it could also further negatively affect our ability to manage our interest-rate risk and result in additional fair value losses, and negative interest rates could increase our operational risk. Additionally a low or negative interest rate environment could reduce the amounts that we earn on our other investment portfolio to the extent interest rates on our investments are lower than the interest expense associated with the debt that funds those assets and we are unable to reinvest contemporaneously in higher-yielding instruments. The lower interest rates in 2020 also contributed to an increase in the size of our retained mortgage portfolio due to an increase in our acquisitions of loans through our whole loan conduit. We expect the size of our retained mortgage portfolio will continue to increase, driven by increases in the amount of loans we purchase from MBS trusts as a result of loan delinquencies and loss mitigation strategies. Because we expect our retained mortgage portfolio to grow, we have increased our outstanding debt and derivative issuance activity. This has increased the risk that movements in interest rates will affect our financial results.
While we implemented hedge accounting in 2021 to reduce the impact of interest-rate volatility on our financial results, we have experienced significant fair value losses in some periods due to changes in interest rates, and we expect to continue to experience volatility from period to period in our financial results as a result of fair value losses or gains on our derivatives.
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

Fannie Mae 2020 Form 10-K	53

Risk Factors
Changes in spreads could materially impact our results of operations, net worth and the fair value of our net assets.
Spread risk can result from changes in the spread between our mortgage assets and the debt and derivatives we use to hedge our position, as well as the current market spreads of our Connecticut Avenue Securities® (“CAS”) deals issued prior to 2016 that are subject to fair value accounting. Changes in market conditions, including changes in interest rates, liquidity, prepayment and default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in spreads. Changes in mortgage spreads have contributed to significant volatility in our financial results in certain periods, due to fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings, and this could occur again in a future period. Changes in mortgage spreads could cause significant fair value losses, and could adversely affect our near-term financial results and net worth. We do not actively manage or hedge our spread risk after we purchase mortgage assets, other than through asset monitoring and disposition.
Uncertainty relating to the potential discontinuance of LIBOR may adversely affect our results of operations, financial condition, liquidity and net worth.
We routinely engage in transactions involving financial instruments that reference LIBOR, including loans, securities, and derivative transactions. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustain LIBOR to submit rate quotations after 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, stated its intention to cease publication of one-week and two-month U.S. dollar LIBOR after 2021, and to cease publication of overnight, one-month, three-month, six-month and one-year U.S. dollar LIBOR tenors after June 2023. We have exposure to one-month, three-month, six-month and one-year LIBOR, including in financial instruments that mature after June 2023.
Efforts are underway to identify and transition to a set of alternative reference rates. As described in “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—The Future of LIBOR and Alternative Reference Rates,” the ARRC has recommended an alternative reference rate referred to as SOFR. However, SOFR is calculated based on different criteria than LIBOR. Accordingly, SOFR and LIBOR may diverge, particularly in times of macroeconomic stress. Since the initial publication of SOFR in 2018, daily changes in SOFR have at times been more volatile than daily changes in comparable benchmark or market rates, and SOFR may be subject to direct influence by activities of the Federal Reserve and the Federal Reserve Bank of New York in ways that other rates may not be. For example, at the direction of the Federal Reserve, the Federal Reserve Bank of New York conducted overnight and term repurchase agreement (“repo”) operations to help maintain the federal funds rate within a target range starting in September 2019. Those activities lasted for an extended period of months and directly impacted prevailing SOFR rates.
While many of our LIBOR-indexed financial instruments allow us to take discretionary action to select an alternative reference rate if LIBOR is discontinued, our use of an alternative reference rate may be subject to legal challenges. There is considerable uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments. This uncertainty could result in disputes and litigation with counterparties and borrowers surrounding the implementation of alternative reference rates in our financial instruments that reference LIBOR. If LIBOR ceases or changes in a manner that causes regulators or market participants to question its viability, financial instruments indexed to LIBOR could experience disparate outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and other factors. There can be no assurance that legislative or regulatory actions will dictate what happens if LIBOR ceases or is no longer representative or viable, or what those actions might be. In addition, while the ARRC was created to ensure a successful transition from LIBOR, there can be no assurance that the ARRC will endorse practices that create a smooth transition and minimize value transfers between market participants, or that its endorsed practices will be broadly adopted by market participants. Divergent industry or market participant actions could result after LIBOR is no longer available, representative, or viable. It is uncertain what effect any divergent industry practices will have on the performance of financial instruments, including those that we own or have issued. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments. The LIBOR transition could result in our paying higher interest rates on our current LIBOR-indexed obligations, adversely affect the yield on and fair value of the loans and securities we hold or guarantee that reference LIBOR, and increase the costs of or affect our ability to effectively use derivative instruments to manage interest-rate risk.
These developments could have a material impact on us, adjustable-rate mortgage borrowers, investors, and our customers and counterparties. This could result in losses, reputational damage, litigation or costs, or otherwise adversely affect our business.

Fannie Mae 2020 Form 10-K	54

Risk Factors
A deterioration in general economic conditions, particularly home prices and employment trends, or the financial markets may materially adversely affect our business and financial condition.
Our business is significantly affected by the status of the U.S. economy, particularly home prices and employment trends. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or the financial markets could materially adversely affect our results of operations, net worth and financial condition. In general, if home prices decrease, or the unemployment rate increases, it could result in significantly higher levels of credit losses and credit-related expense. For example, as we describe earlier in this section under “COVID-19 Pandemic Risk,” the economic dislocation cause by the COVID-19 pandemic has exposed us to substantial credit-related expenses and risk of credit losses.
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
Volatility or uncertainty in global or domestic political conditions also can significantly affect economic conditions and the financial markets. Global or domestic political unrest also could affect growth and financial markets. We describe above the risks to our business posed by changes in interest rates and changes in spreads. In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
A decline in activity in the U.S. housing market or increasing interest rates could lower our business volumes or otherwise adversely affect our results of operations, net worth and financial condition.
Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. A decline in mortgage debt outstanding reduces the unpaid principal balance of mortgage loans available for us to acquire, which in turn could reduce our net interest income and adversely affect our financial results. Various factors may impact our business volume, including:
•Rising interest rates, which generally result in fewer mortgage originations, particularly for refinances.
•Lower home prices and multifamily property valuations, which could preclude some borrowers from being able to refinance their loans.
Legal and Regulatory Risk
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
Our business and results also may be adversely affected by changes in the CFPB’s “ability-to-repay” rule to replace the “qualified mortgage patch,” including changes to the rule discussed in “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters.” Although the ability-to-repay rule does not apply directly to us, the rule applies to the lenders from which we acquire single-family mortgage loans. And because FHFA has instructed and the senior preferred stock purchase agreement requires that, with respect to loans that are subject to TILA ability-to-repay standards, Fannie Mae and Freddie Mac shall only acquire loans that are qualified mortgages under the ability-to-repay rule with minor exceptions, provisions in the new rule may reduce the volume of loans that are eligible for delivery to us, and may increase the competition we face for the acquisition and guaranty of such loans.
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

Fannie Mae 2020 Form 10-K	55

Risk Factors
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
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition, liquidity or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources. For example, we were affected by loan forbearance requirements of the CARES act and, among other things, we could also be affected by:
•Designation as a systemically important financial institution. In September 2020, the FSOC announced that it had completed an activities based review of the secondary mortgage market. It noted that any distress at the GSEs that affected their secondary mortgage market activities could pose a risk to financial stability if the risks are not properly mitigated and concluded that it will continue to monitor the secondary mortgage market activities of the GSEs and FHFA’s implementation of the regulatory framework to ensure potential risks to financial stability are adequately addressed. If the FSOC determines that such risks to financial stability are not adequately addressed by FHFA’s capital and other regulatory requirements or other risk mitigants, the FSOC may consider more formal recommendations or other actions.
•Legislative or regulatory changes that expand our, or our servicers’, responsibility and liability for securing, maintaining or otherwise overseeing properties prior to foreclosure, which could increase our costs.
•Court decisions concluding that we or our affiliates are governmental actors, which could impose additional burdens and requirements on us.
•State laws and court decisions granting new or expanded priority rights over our mortgages to homeowners associations or through initiatives that provide a lien priority to loans used to finance energy efficiency or similar improvements, which could adversely affect our ability to recover our losses on affected loans.
•Other agencies of the U.S. government or Congress asking us to take actions to support the housing and mortgage markets or in support of other goals. For example, in December 2011 Congress enacted the TCCA under which we increased our guaranty fee on all single-family mortgages delivered to us by 10 basis points. The revenue generated by this fee increase is paid to Treasury.
General Risk
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

Fannie Mae 2020 Form 10-K	56

Risk Factors
which may result in the revision of prior-period financial statements by material amounts. The implementation of new or revised accounting guidance, could have a material adverse effect on our financial results or net worth.
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
Because our financial statements involve estimates for amounts that are very large, even a small change in the estimate can have a significant impact for the reporting period. For example, because our allowance for loan losses is so large, even a change that has a small impact relative to the size of this allowance can have a meaningful impact on our results for the quarter in which we make the change. Because loans are evaluated for impairment under the CECL standard, our credit-related income or expense now reflects expected lifetime losses, rather than just incurred losses, as were recognized under the pre-CECL model. As a result, the CECL standard has introduced additional volatility to our results.
Many of our accounting methods involve substantial use of models, which are inherently imperfect predictors of actual results because they are based on assumptions, including about future events. For example, we will determine expected lifetime losses on loans and other financial instruments subject to the CECL standard using models. Our actual results could differ significantly from those generated by our models. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, perhaps significantly.
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

Fannie Mae 2020 Form 10-K	57

Legal Proceedings
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
Amendments to our senior preferred stock purchase agreement made pursuant to the January 2021 letter agreement provide that we may take certain actions without Treasury’s prior written consent only when all currently pending significant litigation relating to the conservatorship and to the August 2012 amendments to the agreement has been resolved. For more information, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.” The cases that remain pending or were terminated after September 30, 2020 are as follows:
District of Columbia. Fannie Mae is a defendant in three cases pending in the U.S. District Court for the District of Columbia—a consolidated putative class action and two additional cases. In all three cases, Fannie Mae and Freddie Mac stockholders filed amended complaints on November 1, 2017 against us, FHFA as our conservator and Freddie Mac. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in these cases, except for their claims for breach of an implied covenant of good faith and fair dealing. All three cases are described in “Note 16, Commitments and Contingencies.”
Southern District of Texas (Collins v. Mnuchin). On October 20, 2016, preferred and common stockholders filed a complaint against FHFA and Treasury in the U.S. District Court for the Southern District of Texas. On May 22, 2017, the court dismissed the case. On September 6, 2019, the U.S. Court of Appeals for the Fifth Circuit, sitting en banc, affirmed the district court’s dismissal of claims against Treasury, but reversed the dismissal of claims against FHFA. The court held that plaintiffs could pursue their claim that FHFA exceeded its statutory powers as conservator when it implemented the net worth sweep dividend provisions of the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act that insulates the FHFA Director from removal without cause violates constitutional separation of powers principles and, thus, that the FHFA Director may be removed by the president for any reason. The court held that the appropriate remedy for this violation is to declare the provision severed from the statute. Both the plaintiffs and the government filed petitions with the Supreme Court seeking review of the Fifth Circuit’s decision. The Supreme Court granted those petitions on July 9, 2020 and heard oral argument on December 9, 2020.
Western District of Michigan. On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss. The plaintiffs filed a notice of appeal with the U.S. Court for the Sixth Circuit on October 27, 2020.
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

Fannie Mae 2020 Form 10-K	58

Legal Proceedings
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
Item 4.  Mine Safety Disclosures
None.

Fannie Mae 2020 Form 10-K	59

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.” Over-the-counter market quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., and its address is P.O. Box 505005, Louisville, KY 40233-5005 or, for overnight correspondence, 462 South 4th Street, Suite 1600, Louisville, KY 40202.
Holders
As of February 1, 2021, we had approximately 8,000 registered holders of record of our common stock. In addition, as of February 1, 2021, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Equity Compensation Plan Information
As of December 31, 2020, we had no outstanding options, warrants or rights under any equity compensation plan. Although we have a legacy equity compensation plan that was previously approved by shareholders, our 1985 Employee Stock Purchase Plan, we do not anticipate issuing additional shares under that plan. Moreover, we are prohibited from issuing any stock or other equity securities as compensation without the approval of FHFA and the prior written consent of Treasury under the senior preferred stock purchase agreement, except under limited circumstances.
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, without the prior written consent of Treasury except under limited circumstances described in “Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements.”
During the quarter ended December 31, 2020, we did not sell any equity securities.
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

Fannie Mae 2020 Form 10-K	60

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2020.
Item 6.  Selected Financial Data
The selected consolidated financial data displayed below are summarized from our results of operations for the five-year period ended December 31, 2020, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. Our results of operations for any one period are not necessarily indicative of the results to be expected in any other period. This section should be read together with our consolidated financial statements and the accompanying notes.

	For the Year Ended December 31,
	2020		2019		2018		2017		2016
	(Dollars in millions)
Statement of operations data:
Net revenues(1)	$25,328		$21,859		$21,828		$22,562		$21,764
Net income attributable to Fannie Mae	11,805		14,160		15,959		2,463		12,313

New business purchase data:
New business purchases(2)	$1,435,305		$666,878		$512,023		$569,616		$637,425

Performance ratios:
Net interest yield(3)	0.68%		0.62%		0.64%		0.65%		0.68%
Efficiency ratio(4)	31.17		33.22		31.22		26.85		25.03
Credit (income) loss ratio (in basis points):(5)
Single-family	(0.6)	bps	1.5	bps	6.8	bps	7.6	bps	12.8	bps
Multifamily	4.3		(0.1)		0.6		(0.7)		(0.2)
Return on assets(6)	0.32%		0.41%		0.47%		0.07%		0.38%
Net worth ratio(7)	0.63		0.42		*		*		*

	As of December 31,
	2020		2019		2018		2017		2016
Credit quality data:	(Dollars in millions)
Total troubled debt restructurings on accrual status	$69,532		$81,700		$98,375		$110,130		$127,494
Total nonaccrual loans(8)	29,716		29,147		32,150		47,369		44,450
Loss reserves(9)	(10,798)		(9,047)		(14,252)		(19,400)		(23,835)
Loss reserves as a percentage of guaranty book of business:
Single-family(10)	0.30%		0.30%		0.49%		0.65%		0.83%
Multifamily(11)	0.32		0.08		0.08		0.09		0.08

Balance sheet data:
Investments in securities	$138,239	$50,527	$45,296	$39,522	$48,925
Mortgage loans, net of allowance	3,653,892	3,334,162	3,249,395	3,178,525	3,079,753
Total assets	3,985,749	3,503,319	3,418,318	3,345,529	3,287,968
Short-term debt	12,173	26,662	24,896	33,756	35,579
Long-term debt	3,923,563	3,440,724	3,367,024	3,296,298	3,226,737
Total liabilities	3,960,490	3,488,711	3,412,078	3,349,215	3,281,897
Senior preferred stock	120,836	120,836	120,836	117,149	117,149
Preferred stock	19,130	19,130	19,130	19,130	19,130
Total Fannie Mae stockholders’ equity (deficit)	25,259	14,608	6,240	(3,686)	6,071
Net worth surplus (deficit)	25,259	14,608	6,240	(3,686)	6,071

Fannie Mae 2020 Form 10-K	61

Selected Financial Data

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions)
Book of business data:
Guaranty book of business(12)	$3,714,454	$3,367,498	$3,269,152	$3,211,858	$3,134,005
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
(4) Calculated based on non-interest expense for the period divided by the sum of net interest income and non-interest income, excluding fair value gains (losses), net, for the period, expressed as a percentage.
(5)    Consists of write-offs, recoveries, foreclosed property income (expense), write-offs on the redesignation of mortgage loans and gains on sales and other valuation adjustments for the reporting period divided by the average guaranty book of business during the period, expressed in basis points.
(6) Calculated based on net income for the reporting period divided by average total assets during the period, expressed as a percentage. Average balances for purposes of ratio calculations are based on balances at the beginning of the year and at the end of each quarter for each year shown.
(7) Calculated based upon net worth divided by total assets outstanding at the end of the period. For periods prior to the second quarter of 2019, we were unable to retain our earnings to build net worth beyond $3 billion in agreement with the terms of our Senior Preferred Stock Agreement. As such, this ratio is not presented prior to 2019.
(8)    Total amounts based on amortized cost of nonaccrual loans. See “Note 1, Summary of Significant Accounting Policies” for information about our policies for placing single-family and multifamily loans on nonaccrual status.
(9)    Consists of our allowance for loan losses and reserve for guaranty losses. The measurement of our loss reserves was impacted upon the adoption of the CECL standard on January 1, 2020. See “Note 1, Summary of Significant Accounting Policies” for more information about our adoption of the CECL standard.
(10)    Calculated based on single-family conventional guaranty book of business.
(11) Prior to our adoption of the CECL standard on January 1, 2020, benefits for freestanding credit enhancements were netted against our multifamily loss reserves. As of January 1, 2020, these credit enhancements are recorded in “Other assets” in our consolidated balance sheets.
(12)    Refers to the sum of the unpaid principal balance of: (a) Fannie Mae MBS outstanding (excluding the portions of any structured securities Fannie Mae issues that are backed by Freddie Mac securities); (b) mortgage loans of Fannie Mae held in our retained mortgage portfolio; and (c) other credit enhancements that we provide on mortgage assets. It also excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Fannie Mae 2020 Form 10-K	62

MD&A | Key Market Economic Indicators
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A together with our consolidated financial statements as of December 31, 2020 and the accompanying notes. This MD&A does not discuss 2018 performance or a comparison of 2018 versus 2019 performance for select areas where we have determined the omitted information is not necessary to understand our current-period financial condition, changes in our financial condition, or our results. The omitted information may be found in our 2019 Form 10-K, filed with the SEC on February 13, 2020, in MD&A sections titled “Consolidated Results of Operations,” “Single-Family Business,” “Multifamily Business,” and “Liquidity and Capital Management.”
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
Selected Benchmark Interest Rates

4.32%
3.99%
4.55%
3.74%
2.67%
3.13%
3.00%
3.50%
2.71%
1.34%
3.00%
2.81%
2.44%
2.41%
2.71%
2.68%
1.92%
2.40%
2.34%
1.90%
1.91%
1.69%
1.55%
0.93%
1.00%
0.91%
0.24%
0.07%
—%
—%
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
3-month LIBOR¹
10-year swap rate¹
30-year Fannie Mae MBS par coupon rate¹
Secured Overnight Financing Rate (SOFR)²
10-year Treasury rate¹
30-year FRM rate³

(1)According to Bloomberg.
(2)SOFR began April 2018.
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

Fannie Mae 2020 Form 10-K	63

MD&A | Key Market Economic Indicators
typically resulting in higher net amortization income from cost basis adjustments on mortgage loans and related debt.
•Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our mortgage commitment derivatives and risk management derivatives, which we mark to market through earnings. Fair value gains and losses on our mortgage commitment derivatives fluctuate depending on how interest rates and prices move between the time the commitment is opened and settled. The net position and composition across the yield curve of our risk management derivatives changes over time. As a result, interest rate changes (increases or decreases) and yield curve changes (parallel, steepening or flattening shifts) will generate varying amounts of fair value gains or losses in a given period. In January 2021, we implemented fair value hedge accounting to reduce the impact of interest-rate volatility on our financial results. For additional information on the expected impact of hedge accounting, see “Consolidated Results of Operations—Fair Value Losses, Net.”
•Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our loans, which generally increases the expected impairment and provision for credit losses on such loans. Decreases in mortgage interest rates tend to shorten the expected lives of our loans, which reduces the impairment and provision for credit losses on such loans.
Single-Family Annual Home Price Growth Rate(1)
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
•As home prices increase, the severity of losses we incur on defaulted loans that we hold or guarantee decreases because the amount we can recover from the properties securing the loans increases. Declines in home prices increase the losses we incur on defaulted loans.
•Home price growth in 2020 was very robust at 10.5% despite the COVID-19 pandemic, benefiting from continued low interest rates, low levels of supply and high levels of demand, particularly from first-time homebuyers.
•We currently expect home price growth on a national basis to slow to 4.5% in 2021, which is an improvement from our prior forecast but lower than the exceptionally strong home price growth we saw in 2020. However, higher-than-expected increases in supply or decreases in demand could lead to decreases or slower growth in home prices. We also expect significant regional variation in the timing and rate of home price growth.
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

Fannie Mae 2020 Form 10-K	64

MD&A | Key Market Economic Indicators
expect. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
New Housing Starts(1)

9.4%
8.6%
5.7%
7.5%
11.7%
3.2%
1.4%
(1.3)%
(9.7)%
(3.3)%
1,174
1,203
1,250
1,290
1,380
392
354
374
402
389
782
849
876
888
991
2016
2017
2018
2019
2020
Single-family starts (in thousands)
Multifamily starts (in thousands)
% change in single-family housing starts
% change in multifamily housing starts

(1)According to U.S. Census Bureau and subject to revision.
How housing activity can affect our financial results
•Two key aspects of economic activity that can impact supply and demand for housing and thus mortgage lending are the rates of household formation and housing construction.
•Household formation is a key driver of demand for both single-family and multifamily housing. A newly formed household will either rent or purchase a home. Thus, changes in the pace of household formation can affect prices and credit performance as well as the degree of loss on defaulted loans.
•Growth of household formation stimulates homebuilding. Homebuilding has typically been a cyclical leading indicator, weakening prior to a slowdown in U.S. economic activity and accelerating prior to a recovery, which contributes to the growth of GDP and employment. However, the housing sector’s performance may vary from its historical precedent due to the many uncertainties related to the impact of the COVID-19 pandemic on the economy and the housing market, as well as uncertainty surrounding future economic or housing policy.
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
•After falling sharply in the second quarter, home sales rebounded significantly in the second half of 2020 as purchase demand strengthened due to the low mortgage-rate environment and pent-up demand from the earlier pandemic-related declines, among other factors.
•Given both the current strength in demand and low supply of existing and new homes available for sale at the end of the year, we expect single-family housing starts in 2021 to exceed 2020 levels by 18.6%, with overall housing activity also remaining strong throughout 2021.

Fannie Mae 2020 Form 10-K	65

MD&A | Key Market Economic Indicators
•We expect multifamily starts to remain mostly flat in 2021 compared with the levels seen at the end of 2020; however, due primarily to the high level of multifamily starts at the beginning of 2020, multifamily starts are projected to fall by 13.0% on an annual basis in 2021.
GDP, Unemployment Rate and Personal Consumption

4.0%
4.0%
3.7%
3.9%
3.8%
3.6%
3.5%
3.6%
4.4%
11.1%
7.8%
6.7%
41.0%
33.4%
2.0%
3.8%
3.2%
2.7%
2.7%
2.1%
1.6%
1.3%
1.8%
2.9%
3.7%
1.5%
2.7%
2.6%
1.6%
2.4%
(6.9)%
(5.0)%
(33.2)%
(31.4)%
2.5%
4.0%
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19
3Q19
4Q19
1Q20
2Q20
3Q20
4Q20
U.S. personal consumption, annualized percentage change¹
Growth in GDP, annualized percentage change¹
U.S. unemployment rate, as of period end²

(1)GDP growth (decline) and personal consumption growth (decline) for periods prior to the fourth quarter of 2020 are based on the quarterly series calculated by the Bureau of Economic Analysis and are subject to revision.
(2)According to the U.S. Bureau of Labor Statistics and subject to revision.
How GDP, the unemployment rate and personal consumption can affect our financial results
•Changes in GDP, the unemployment rate and personal consumption can affect several mortgage market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies, which in turn can lead to credit losses.
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

Fannie Mae 2020 Form 10-K	66

MD&A | Key Market Economic Indicators
•The impact of COVID-19 resulted in a significant decline in GDP and a significant rise in the unemployment rate in the first half of 2020, with partial recovery in the second half of 2020 resulting in estimated negative GDP of 3.5% for the full year compared to the 2019 annual level. We expect economic recovery to continue into 2021, as we expect the positive impacts of further stimulus, increased vaccinations and reduction of lockdown measures should help spur economic growth, particularly beginning in the spring. We expect positive GDP growth of 6.1% for 2021.
See “Risk Factors—Market and Industry Risk” for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.
Consolidated Results of Operations

This section discusses our consolidated results of operations and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Results of Operations
	For the Year Ended December 31,			Variance
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(Dollars in millions)
Net interest income(1)	$24,866	$21,293	$21,273	$3,573	$20
Fee and other income	462	566	555	(104)	11
Net revenues	25,328	21,859	21,828	3,469	31
Investment gains, net	907	1,770	952	(863)	818
Fair value gains (losses), net	(2,501)	(2,214)	1,121	(287)	(3,335)
Administrative expenses	(3,068)	(3,023)	(3,059)	(45)	36
Credit-related income:
Benefit (provision) for credit losses	(678)	4,011	3,309	(4,689)	702
Foreclosed property expense	(177)	(515)	(617)	338	102
Total credit-related income (expense)	(855)	3,496	2,692	(4,351)	804
TCCA fees	(2,673)	(2,432)	(2,284)	(241)	(148)
Credit enhancement expense(2)	(1,361)	(1,134)	(679)	(227)	(455)
Change in expected credit enhancement recoveries(3)	233	—	—	233	—
Other expenses, net(4)	(1,131)	(745)	(472)	(386)	(273)
Income before federal income taxes	14,879	17,577	20,099	(2,698)	(2,522)
Provision for federal income taxes	(3,074)	(3,417)	(4,140)	343	723
Net income	$11,805	$14,160	$15,959	$(2,355)	$(1,799)
Total comprehensive income	$11,790	$13,969	$15,611	$(2,179)	$(1,642)
(1)Prior-period amounts have been adjusted to reflect the current-year change in presentation related to our yield maintenance fees. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(2)Previously included in Other expenses, net. Consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and CIRT programs, enterprise-paid mortgage insurance (“EPMI”) and certain lender risk-sharing programs. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(3)Includes estimated changes in benefits from our freestanding credit enhancements as well as any realized amounts. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(4)Consists of debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs, servicer fees paid in connection with certain loss mitigation activities and gains and losses from partnership investments.

Fannie Mae 2020 Form 10-K	67

MD&A | Consolidated Results of Operations
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
We recognize almost all of our guaranty fee revenue in net interest income because we consolidate the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts in our consolidated balance sheets. Guaranty fees from these loans account for the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.
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

Components of Net Interest Income
	For the Year Ended December 31,			Variance
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$11,157	$9,711	$8,908	$1,446	$803
Base guaranty fee income related to TCCA(2)	2,673	2,432	2,284	241	148
Net amortization income	9,121	5,866	5,655	3,255	211
Total net interest income from guaranty book of business	22,951	18,009	16,847	4,942	1,162
Net interest income from portfolios(3)	1,915	3,284	4,426	(1,369)	(1,142)
Total net interest income	$24,866	$21,293	$21,273	$3,573	$20
(1)Excludes revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA which is remitted to Treasury and not retained by us.
(2)Represents revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us. See “Note 1, Summary of Significant Accounting Policies” for more information on guidance we received from FHFA regarding TCCA fee amounts that we are not required to accrue or remit to Treasury with respect to delinquent loans backing MBS trusts.
(3)Includes interest income from assets held in our retained mortgage portfolio and our other investments portfolio, as well as other assets used to generate lender liquidity. Also includes interest expense on our outstanding Connecticut Avenue Securities of $857 million in 2020 and $1.4 billion in both 2019 and 2018.
Net interest income increased in 2020 compared with 2019 and in 2019 compared with 2018, driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
•Higher net amortization income. A declining interest-rate environment in 2020 and 2019 led to increased prepayment volumes as loans refinanced, which accelerated the amortization of cost basis adjustments on mortgage loans of consolidated trusts and the related debt.
When refinance activity slows, we expect the amortization rate of our loans to also slow, which will likely result in less amortization income.

Fannie Mae 2020 Form 10-K	68

MD&A | Consolidated Results of Operations
•Higher base guaranty fee income. An increase in the size of our guaranty book of business combined with loans with higher average base guaranty fees comprising a greater portion of our book contributed to the increase in base guaranty fee income in 2020 and 2019.
•Lower income from portfolios. Lower yields in 2020 on mortgage loans and assets in our other investments portfolio, partially offset by a decrease in interest expense on our funding debt as key benchmark rates declined as a result of the COVID-19 pandemic, contributed to a decline in income from portfolios in 2020. We discuss the impact of COVID-19 on our funding needs and funding activity in “Liquidity and Capital Management—Liquidity Management—Debt Funding.”
Sales of reperforming loans as well as liquidations in 2019 reduced the average balance of our retained mortgage portfolio, which contributed to lower income from portfolios in 2019. This was partially offset by increased interest income in our other investment portfolio due to higher short-term interest rates on our federal funds sold and securities purchased under agreements to resell or similar arrangements, and a higher average balance of non-mortgage related securities.
Given the historically low interest-rate environment throughout 2020, we acquired a higher-than-usual portion of our outstanding book of business over the last 12 months, with 38% of the loans in our single-family conventional guaranty book of business as of December 31, 2020 being originated during 2020. We expect mortgage rates to remain low through 2021, contributing to continued mortgage refinance activity and high levels of amortization income. Because a large portion of our book of business has been and is expected to be originated in a historically low interest rate environment, we anticipate that refinancing activity will decrease at some point in the future as fewer borrowers can benefit from a refinancing or as interest rates rise. Lower levels of refinancing in the future will likely slow the rate at which we amortize cost basis adjustments and therefore will likely result in lower amortization income in any one period as the average life of our outstanding book of business may extend. In addition, a slower turnover rate would limit the impact that changes in our guaranty fees have on our future revenues as any changes would take longer to meaningfully impact the average charged guaranty fee on our total book of business.
Net Interest Income for Loans Negatively Impacted by COVID-19
We have updated the application of our accounting policy for nonaccrual loans as it relates to loans negatively impacted by COVID-19. As a result, for loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months pursuant to an April 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Statement”). For single-family, if those loans are in a forbearance plan beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured. Multifamily loans that are in a forbearance plan are placed on nonaccrual status when the borrower is six months past due unless the loan is both well secured and in the process of collection.
As a result of this update, in 2020 we recognized $2.8 billion in interest income related to these loans that we would not have recognized prior to the application of our updated policy, and we recognized $216 million of provision for loan losses on the related accrued interest receivable in 2020. For those single-family loans that remain on accrual status as of period end, and where we continue to accrue interest after six or more contractual payments were past due, we recognized in total $1.6 billion of interest income for the year ended December 31, 2020, and $151 million of provision for loan losses on the related accrued interest receivable for the year ended December 31, 2020. This update also resulted in a significant portion of delinquent loans staying on accrual status. See “Note 1, Summary of Significant Accounting Policies” for more information about our accounting policy update and “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for details about loans in forbearance, as well as on-balance sheet loans past due 90 days or more and continuing to accrue interest.

Fannie Mae 2020 Form 10-K	69

MD&A | Consolidated Results of Operations
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of unpaid principal balance net of unamortized cost basis adjustments. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Prior-period amounts have been adjusted to reflect the current-year change in presentation related to our yield maintenance fees.

Analysis of Net Interest Income and Yield(1)
	For the Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$114,132	$3,917	3.43%	$116,350	$4,959	4.26%	$149,878	$6,641	4.43%
Mortgage loans of consolidated trusts	3,369,573	102,399	3.04	3,181,505	112,415	3.53	3,083,060	108,388	3.52
Total mortgage loans(2)	3,483,705	106,316	3.05	3,297,855	117,374	3.56	3,232,938	115,029	3.56
Mortgage-related securities	9,793	327	3.34	10,115	421	4.16	10,744	440	4.10
Non-mortgage-related securities(3)	123,218	645	0.51	61,332	1,381	2.22	55,809	1,126	1.99
Federal funds sold and securities purchased under agreements to resell or similar arrangements	41,807	146	0.34	35,891	843	2.32	37,338	742	1.96
Advances to lenders	8,551	135	1.55	5,410	163	2.97	4,102	136	3.27
Total interest-earning assets	$3,667,074	107,569	2.93%	$3,410,603	120,182	3.52%	$3,340,931	117,473	3.52%
Interest-bearing liabilities:
Short-term funding debt	$33,068	(182)	0.54	$23,426	(501)	2.11	$25,835	(464)	1.77
Long-term funding debt	204,832	(3,181)	1.55	164,752	(4,115)	2.50	200,478	(4,557)	2.27
CAS debt	17,915	(857)	4.78	23,630	(1,433)	6.06	24,247	(1,391)	5.74
Total debt of Fannie Mae	255,815	(4,220)	1.65	211,808	(6,049)	2.86	250,560	(6,412)	2.56
Debt securities of consolidated trusts held by third parties	3,403,052	(78,483)	2.31	3,190,070	(92,840)	2.91	3,084,846	(89,788)	2.91
Total interest-bearing liabilities	$3,658,867	(82,703)	2.26%	$3,401,878	(98,889)	2.91%	$3,335,406	(96,200)	2.88%
Net interest income/net interest yield		$24,866	0.68%		$21,293	0.62%		$21,273	0.64%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Average balance includes mortgage loans on nonaccrual status. For nonaccrual mortgage loans not subject to the COVID-19-related nonaccrual guidance, interest income is recognized when cash is received. Interest income from the amortization of loan fees, primarily consisting of upfront cash fees and yield maintenance fees, was $9.3 billion, $5.4 billion and $4.2 billion for the years ended 2020, 2019, and 2018, respectively.
(3)Consists of cash, cash equivalents and U.S. Treasury securities.

Fannie Mae 2020 Form 10-K	70

MD&A | Consolidated Results of Operations
The table below displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Rate/Volume Analysis of Changes in Net Interest Income
	2020 vs. 2019			2019 vs. 2018
	Total Variance	Variance Due to:(1)		Total Variance	Variance Due to:(1)
		Volume	Rate		Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(1,042)	$(93)	$(949)	$(1,682)	$(1,437)	$(245)
Mortgage loans of consolidated trusts	(10,016)	6,369	(16,385)	4,027	3,475	552
Total mortgage loans	(11,058)	6,276	(17,334)	2,345	2,038	307
Mortgage-related securities	(94)	(19)	(75)	(19)	(26)	7
Non-mortgage-related securities(2)	(736)	786	(1,522)	255	118	137
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(697)	120	(817)	101	(30)	131
Advances to lenders	(28)	70	(98)	27	40	(13)
Total interest income	(12,613)	7,233	(19,846)	2,709	2,140	569
Interest expense:
Short-term funding debt	319	(152)	471	(37)	46	(83)
Long-term funding debt	934	(852)	1,786	442	864	(422)
CAS debt	576	307	269	(42)	36	(78)
Total debt of Fannie Mae	1,829	(697)	2,526	363	946	(583)
Debt securities of consolidated trusts held by third parties	14,357	(5,989)	20,346	(3,052)	(3,115)	63
Total interest expense	16,186	(6,686)	22,872	(2,689)	(2,169)	(520)
Net interest income	$3,573	$547	$3,026	$20	$(29)	$49
(1)Combined rate/volume variances are allocated between rate and volume based on the relative size of each variance.
(2)Consists of cash, cash equivalents and U.S. Treasury securities.
Analysis of Deferred Amortization Income
We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. The difference between the initial fair value and the carrying value of these instruments is recorded as a cost basis adjustment, either as a premium or a discount, in our consolidated balance sheets. We amortize these cost basis adjustments over the contractual lives of the loans or debt. On a net basis, for mortgage loans and debt of consolidated trusts, we are in a premium position with respect to debt of consolidated trusts, which represents deferred income we will recognize in our consolidated statements of operations and comprehensive income as amortization income in future periods. The amount of our deferred amortization income decreased in 2020 primarily as a result of high refinance volumes.

Fannie Mae 2020 Form 10-K	71

MD&A | Consolidated Results of Operations
Deferred Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale (“AFS”) securities, sale of loans, gains and losses recognized on the consolidation and deconsolidation of securities, and lower of cost or fair value adjustments on held for sale (“HFS”) loans. Investment gains, net decreased during 2020 compared with 2019 primarily driven by a significant decrease in the volume of sales of single-family HFS loans. Investment gains, net increased during 2019 compared with 2018 primarily driven by an increase in gains on sales of single-family HFS loans.
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
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense on interest-rate swaps	$(261)	$(833)	$(1,061)
Net change in fair value during the period	(99)	(199)	1,133
Total risk management derivatives fair value gains (losses), net	(360)	(1,032)	72
Mortgage commitment derivatives fair value gains (losses), net	(2,654)	(1,043)	324
Credit enhancement derivatives fair value gains (losses), net	182	(35)	26
Total derivatives fair value gains (losses), net	(2,832)	(2,110)	422
Trading securities gains, net	513	322	126
CAS debt fair value gains, net	327	145	208
Other, net(1)	(509)	(571)	365
Fair value gains (losses), net	$(2,501)	$(2,214)	$1,121
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

Fannie Mae 2020 Form 10-K	72

MD&A | Consolidated Results of Operations
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
The primary factors that may affect the fair value of our risk management derivatives include the following:
•Changes in interest rates. Our primary derivative instruments are interest-rate swaps, including pay-fixed and receive-fixed interest-rate swaps. Pay-fixed swaps decrease in value and receive-fixed swaps increase in value as swap rates decrease (with the opposite being true when swap rates increase). Because the composition of our pay-fixed and receive-fixed derivatives varies across the yield curve, different yield curve changes (that is, parallel, steepening or flattening) will generate different gains and losses.
•Changes in our derivative activity. The mix and balance of our derivative portfolio changes from period to period as we enter into or terminate derivative instruments to respond to changes in interest rates and changes in the balances and modeled characteristics of our assets and liabilities. Changes in the composition of our derivative portfolio affect the derivative fair value gains and losses we recognize in a given period.
Additional factors that affect the fair value of our risk management derivatives include implied interest-rate volatility and the time value of purchased or sold options, among other factors.
We recognized total risk management derivatives fair value losses in 2020 and 2019, primarily as a result of net interest expense on interest-rate swaps combined with a decrease in the fair value of our interest-rate swaps due to the declines in swap rates during 2020 and 2019.
For additional information on our use of derivatives to manage interest-rate risk, see “Risk Management—Market Risk Management, Including Interest-Rate Risk Management—Interest-Rate Risk Management.”
Expected Impact of Hedge Accounting
We implemented fair value hedge accounting in January 2021 to reduce the impact of interest-rate volatility on our financial results. Under this hedge program, fair value gains and losses attributable to changes in certain benchmark interest rates, such as LIBOR or SOFR, for derivatives that are in a designated hedge relationship may be reduced by offsetting gains and losses in the fair value of designated hedged mortgage loans or debt. Therefore, we expect the volatility of our financial results associated with changes in fair value due to interest rates will be reduced substantially going forward. We expect fair value gains and losses driven by other factors, such as credit spreads, will continue. During the hedge period, the changes in the fair value of the derivative and the hedged item will be recognized in net interest income.
Mortgage Commitment Derivatives Fair Value Gains (Losses), Net
We account for certain commitments to purchase or sell mortgage-related securities and to purchase single-family mortgage loans as derivatives. For open mortgage commitment derivatives, we include changes in their fair value in our consolidated statements of operations and comprehensive income. When derivative purchase commitments settle, we include the fair value of the commitment on the settlement date in the cost basis of the loan or security we purchase. When derivative commitments to sell securities settle, we include the fair value of the commitment on the settlement date in the cost basis of the security we sell. Purchases of securities issued by our consolidated MBS trusts are treated as extinguishments of debt; we recognize the fair value of the commitment on the settlement date as a component of debt extinguishment gains and losses in “Other expenses, net.” Sales of securities issued by our consolidated MBS trusts are treated as issuances of consolidated debt; we recognize the fair value of the commitment on the settlement date as a component of debt in the cost basis of the debt issued.
We recognized fair value losses on our mortgage commitments in 2020 and 2019 primarily due to losses on commitments to sell mortgage-related securities driven by increases in prices during the commitment periods as interest rates declined during 2020 and 2019.
Trading Securities Gains, Net
Gains on trading securities in 2020 and 2019 were primarily driven by declines in interest rates, which resulted in gains on fixed-rate securities held in portfolio.

Fannie Mae 2020 Form 10-K	73

MD&A | Consolidated Results of Operations
CAS Debt Fair Value Gains, Net
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
We recognized fair value gains on CAS debt reported at fair value in 2020 and 2019 primarily due to widened spreads between CAS debt yields and LIBOR.
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
We recognized fair value losses on our long-term debt of consolidated trusts held at fair value in 2020 and 2019 due to declines in interest rates.
Credit-Related Income (Expense)
Our credit-related income or expense can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed and the redesignation of loans from held for investment (“HFI”) to HFS. In recent periods, the redesignation of certain reperforming and nonperforming single-family loans has been a significant driver of credit-related income. We suspended new sales of reperforming and nonperforming loans in the second quarter of 2020, as investor interest in purchasing these loans was severely impacted by the COVID-19 pandemic and its effects. Market conditions for the sale of these loans, particularly reperforming loans, improved following the second quarter of 2020. As a result, we resumed sales of reperforming loans in the third quarter of 2020. However, our volume of nonperforming and reperforming loans sales in 2020 was still much less than 2019.
Our credit-related income or expense and our loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. The January 1, 2020 CECL standard implementation introduced additional volatility in our financial results as credit-related income or expense now includes expected lifetime losses on our loans and thus is sensitive to fluctuations in the factors detailed above. Although CECL impacts the timing and amount of estimated credit-related income or expense recognized in any given period, it does not impact the amount of credit losses we ultimately realize at the time a loan is written-off.
As described below, since the onset of the COVID-19 pandemic in early 2020, our credit-related income or expense and our loss reserves have been significantly affected by our estimates of the impact of the COVID-19 pandemic, which require significant management judgment. Changes in our estimates of borrowers that will ultimately receive forbearance (referred to as our “cumulative forbearance take-up rate”) and even more significantly, the loss mitigation outcomes of affected borrowers after the forbearance period ends, remain uncertain and can affect the amount of credit-related income or expense we recognize. Although we believe the estimates underlying our allowance are reasonable, we may observe future volatility in these estimates as we continue to observe actual loan performance data and update our models and assumptions relating to this unprecedented event.

Fannie Mae 2020 Form 10-K	74

MD&A | Consolidated Results of Operations
Provision for Credit Losses
The table below provides a quantitative analysis of the drivers in 2020 of our single-family and multifamily benefit or provision for credit losses and the decrease or increase in expected benefit from freestanding credit enhancements. The provision for credit losses includes our provision for loan losses, accrued interest receivable losses and our guaranty loss reserves, and excludes credit losses on our AFS securities. It also excludes the transition impact of adopting the CECL standard, which was recorded as an adjustment to retained earnings as of January 1, 2020. Many of the drivers that contribute to our provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates.

Components of Provision for Credit Losses and Change in Expected Credit Enhancement Recoveries
For the Year Ended December 31, 2020
(Dollars in millions)
Single-family provision for credit losses:
Changes in loan activity(1)	$(31)
Redesignation of loans from HFI to HFS	672
Actual and forecasted home prices	1,536
Actual and projected interest rates	1,085
Change in actual and expected loan delinquencies and change in assumptions regarding COVID-19 forbearance(2)	(3,021)
Other(3)	(314)
Single-family provision for credit losses	(73)
Multifamily provision for credit losses:
Changes in loan activity(1)	(234)
Actual and projected interest rates	210
Actual and projected economic data and estimated impact of the COVID-19 pandemic	(648)
Other(3)	70
Multifamily provision for credit losses	(602)
Total provision for credit losses	$(675)

Change in expected credit enhancement recoveries:(4)
Single-family	$89
Multifamily	137
Total change in expected credit enhancement recoveries	$226
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
(2)Includes changes in the allowance due to assumptions regarding loss mitigation when loans exit forbearance as well as adjustments to modeled results.
(3)Includes provision for allowance for accrued interest receivable. For single-family, also includes changes in the reserve for guaranty losses that are not separately included in the other components.
(4)Includes changes in expected credit enhancement recoveries only for active loans. Recoveries received after foreclosure, which are included in “Change in expected credit enhancement recoveries” in “Summary of Consolidated Results of Operations,” are not included.
The primary factors that contributed to our single-family provision for credit losses in 2020 were:
•Provision from changes in actual and expected loan delinquencies and change in assumptions regarding COVID-19 forbearance, which includes adjustments to modeled results. The economic dislocation caused by the COVID-19 pandemic was a significant driver of credit-related expenses during 2020, with the majority of the impact recognized in the first quarter of 2020. Estimating expected credit losses as a result of the COVID-19 pandemic continues to require significant management judgment regarding a number of matters, including our

Fannie Mae 2020 Form 10-K	75

MD&A | Consolidated Results of Operations
expectations surrounding the length of time that loans remain in forbearance and the type and extent of loss mitigation that may be needed when loans exit a COVID-19-related forbearance, political uncertainty and the high degree of uncertainty regarding the future course of the pandemic, including new strains of the virus and its effect on the economy. As a result, we believe the model used to estimate single-family credit losses does not capture the entirety of losses we expect to incur relating to COVID-19. Accordingly, management used its judgment to significantly increase the loss projections developed by our credit loss model in the first quarter of 2020. The model has consumed data from the initial quarters of the pandemic, including loan delinquencies, and updated credit profile data for loans in forbearance. As more of this data was consumed by our credit loss model throughout the year, we have reduced the non-modeled adjustment initially recorded in the first quarter of 2020.
Management continued to apply its judgment and supplement model results as of December 31, 2020, taking into account the continued high degree of uncertainty regarding the future impact of the pandemic and its effect on the economy. In determining our allowance for loan losses as of December 31, 2020, we estimated that 8.5% our single-family borrowers, calculated by loan count, would ultimately receive forbearance due to a COVID-19-related financial hardship. This represents a downward revision from the 15% take-up rate estimated as of March 31, 2020, which was revised based on recent economic data and actual forbearance activity observed during the last nine months of 2020. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” for information on our single-family loans in forbearance.
The impact of these factors was partially offset by the impact of the following factors, which reduced our single-family provision for credit losses recognized in 2020:
•Benefit from actual and expected home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020. However, the negative impact from the first quarter of 2020 was more than offset by a robust increase in actual home price growth through the remainder of 2020 despite the COVID-19 pandemic. In addition, we also expect more moderate home price growth for 2021. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of our home price forecast.
•Benefit from lower actual and projected interest rates. For much of 2020, we continued to be in a historically low interest rate environment, which we expect to continue in 2021. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for credit losses.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. In the third quarter of 2020, we resumed sales of reperforming loans after our suspension of new loan sales in the second quarter of 2020. As a result, we redesignated certain reperforming single-family loans from HFI to HFS in the second half of 2020, as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a benefit as shown in the table above.
Our multifamily provision for credit losses in 2020 was primarily driven by:
•Provision from actual and projected economic data and estimated impact of the COVID-19 pandemic, which includes adjustments to modeled results. Our multifamily provision for credit losses in 2020 was driven by higher expected losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty, driven by elevated unemployment, which we expect will result in a decrease in multifamily property income and property values. In addition, the multifamily provision for credit losses includes increased expected credit losses on seniors housing loans, as these properties have been disproportionately impacted by the pandemic. Consistent with the single-family discussion above, we believe the model we use to estimate multifamily credit losses does not capture the entirety of losses we expect to incur relating to COVID-19. Accordingly, management used its judgment to increase the loss projections developed by our credit loss model. The model has consumed data from the initial quarters of the pandemic, but we continue to apply management judgment and supplement model results as of December 31, 2020, taking into account the continued high degree of uncertainty that remains relating to the impact of the pandemic.

Fannie Mae 2020 Form 10-K	76

MD&A | Consolidated Results of Operations
The table below provides quantitative analysis of the drivers in 2019 and 2018 of our single-family benefit for credit losses. The presentation of our components represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard. Many of the drivers that contribute to our benefit for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table does not include our multifamily provision for credit losses as the amounts in 2019 and 2018 were less than $50 million.

Components of Benefit for Credit Losses
	For the Year Ended December 31,
	2019	2018
	(Dollars in millions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$458	$797
Redesignation of loans from HFI to HFS	1,489	1,907
Actual and forecasted home prices	859	1,200
Actual and projected interest rates	291	(803)
Other(2)	941	212
Total single-family benefit for credit losses	$4,038	$3,313
(1)    Primarily consists of changes in the allowance due to loan delinquency, loan liquidations, new TDRs, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin.
(2)    Primarily consists of the impact of model and assumption changes and changes in the reserve for guaranty losses that are not separately included in the other components.
The primary factors that contributed to our single-family benefit for credit losses in 2019 were:
•The redesignation of certain reperforming single-family loans from HFI to HFS as we no longer intend to hold them for the foreseeable future or to maturity.
•During 2019, we enhanced the model used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses. This enhancement was performed as a part of management’s routine model performance review process. In addition to incorporating recent loan performance data, this model enhancement better captures recent prepayment activity, default rates, and loss severity in the event of default. The enhancement resulted in a decrease in our allowance for loan losses and an incremental benefit for credit losses of approximately $850 million and is included in “Other” in the table above.
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
The primary factors that impacted our single-family benefit for credit losses in 2018 were:
•We recognized a benefit from the redesignation of certain reperforming and nonperforming single-family loans from HFI to HFS during the year.
•We recognized a benefit for credit losses due to higher actual and forecasted home prices in the year.
•The benefit for credit losses was partially offset by the impact of higher actual and projected mortgage interest rates. As mortgage interest rates rise, we expect a decrease in future prepayments on single-family loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment relating to term and interest rate concessions provided on these loans and results in an increase in the provision for credit losses.

Fannie Mae 2020 Form 10-K	77

MD&A | Consolidated Results of Operations
TCCA Fees
Pursuant to the TCCA, in 2012 FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees” in our consolidated financial statements.
TCCA fees increased in 2020 compared with 2019 as our book of business subject to the TCCA continued to grow during the year. FHFA has provided guidance that we are not required to accrue or remit TCCA fees to Treasury with respect to loans backing MBS trusts that have been delinquent for four months or longer. Once payments on such loans resume, we will resume accrual and remittance to Treasury of the associated TCCA fees on the loans. See “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Guaranty Fees and Pricing” for further discussion of the TCCA.
Credit Enhancement Expense
Credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRT programs, EPMI, and amortization expense for certain lender risk-sharing programs. For our CAS and CIRT programs, this expense is generally based on the average balance of the covered reference pool. Therefore, the periodic expense at the transaction or security level generally increases or decreases as the covered balance increases or decreases, respectively. We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments. Credit enhancement expense has been presented as a separate line item for all periods presented. In prior periods, credit enhancement expenses were recorded in “Other expenses, net.” We discuss the transfer of mortgage credit risk in “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
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
Other Expenses, Net
Other expenses primarily consists of debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs, servicer fees paid in connection with certain loss mitigation activities, and gains and losses from partnership investments. Other expenses increased in 2020 compared with 2019 primarily due to an increase in housing trust fund expenses due to increases in acquisitions during the year. We expect our fees paid to servicers for loss mitigation work to increase into 2021 as single-family borrowers who received a COVID-19-related forbearance enter into various loss mitigation solutions once the forbearance period ends, such as repayment plans, payment deferrals or loan modifications. For additional information about our loans in forbearance, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Loans in Forbearance.”
Federal Income Taxes
We recognized provisions for federal income taxes of $3.1 billion in 2020, $3.4 billion in 2019 and $4.1 billion in 2018. Our provision for federal income taxes declined in 2020 compared with 2019 and in 2019 compared with 2018 primarily because of decreases in our pre-tax income. In addition, we recognized a benefit for federal income taxes in 2019 of $205 million as a result of a favorable resolution with the Internal Revenue Service (“IRS”) of an uncertain tax position.
Our effective tax rates were 20.7% in 2020, 19.4% in 2019 and 20.6% in 2018. Our effective tax rates for each of these periods was also impacted by the benefits of our investments in housing projects eligible for low-income housing tax credits. See “Note 9, Income Taxes” for additional information on our income taxes.

Fannie Mae 2020 Form 10-K	78

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Balance Sheets
	As of December 31,
	2020	2019	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$66,537	$34,762	$31,775
Restricted cash	77,286	40,223	37,063
Investments in securities	138,239	50,527	87,712
Mortgage loans:
Of Fannie Mae	117,911	101,668	16,243
Of consolidated trusts	3,546,533	3,241,510	305,023
Allowance for loan losses	(10,552)	(9,016)	(1,536)
Mortgage loans, net of allowance for loan losses	3,653,892	3,334,162	319,730
Deferred tax assets, net	12,947	11,910	1,037
Other assets	36,848	31,735	5,113
Total assets	$3,985,749	$3,503,319	$482,430
Liabilities and equity
Debt:
Of Fannie Mae	$289,572	$182,247	$107,325
Of consolidated trusts	3,646,164	3,285,139	361,025
Other liabilities	24,754	21,325	3,429
Total liabilities	3,960,490	3,488,711	471,779
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock	120,836	120,836	—
Other net deficit	(95,577)	(106,228)	10,651
Total equity	25,259	14,608	10,651
Total liabilities and equity	$3,985,749	$3,503,319	$482,430

Cash and Cash Equivalents and Federal Funds Sold and Securities Purchased under Agreements to Resell or Similar Arrangements and Investments in Securities
The increase in both (1) cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements and (2) investments in securities from December 31, 2019 to December 31, 2020 was primarily driven by the investment of proceeds from new debt issuances, which we discuss in “Liquidity and Capital Management—Liquidity Management—Cash Flows” as well as proceeds from loan payoffs. These funds were mostly invested in U.S. Treasury securities at period end.
Restricted Cash
The increase in restricted cash from December 31, 2019 to December 31, 2020 was primarily driven by an increase in prepayments due to high refinance volumes for loans of consolidated trusts. The cash from these prepayments has been received from the borrower but not yet been remitted to MBS certificateholders. For information on our accounting policy for restricted cash, see “Note 1, Summary of Significant Accounting Policies.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.

Fannie Mae 2020 Form 10-K	79

MD&A | Consolidated Balance Sheet Analysis
Mortgage loans, net of allowance for loan losses increased as of 2020 compared with 2019 primarily driven by:
•an increase in mortgage loans due to acquisitions, primarily from record levels of refinancing activity, outpacing liquidations and sales;
•partially offset by an increase in our allowance for loan losses we expect to incur as a result of the COVID-19 pandemic and the impact of our adoption of the CECL standard on January 1, 2020.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Other Assets
The increase in other assets from December 31, 2019 to December 31, 2020 was primarily driven by an increase in advances to lenders. As interest rates declined during 2020, mortgage activity increased, resulting in higher funding needs by lenders. For information on our accounting policy for advances to lenders, see “Note 1, Summary of Significant Accounting Policies.”
Debt
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. Debt of Fannie Mae is the primary means of funding our mortgage purchases. Debt of Fannie Mae also includes CAS debt, which we issued in connection with our transfer of mortgage credit risk. We provide a comparison of the mix between our outstanding short-term and long-term debt and a summary of activity in debt of Fannie Mae in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our outstanding debt.
The increase in debt of Fannie Mae from December 31, 2019 to December 31, 2020 was primarily driven by long-term debt issuances to support elevated refinancing and purchase activity in preparation for the implementation in December 2020 of new liquidity risk management requirements issued by FHFA, and in support of current and potential future liquidity needs due to the COVID-19 pandemic. The increase in debt of consolidated trusts from December 31, 2019 to December 31, 2020 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our net equity increased as of December 31, 2020 compared with December 31, 2019 by the amount of our comprehensive income recognized during 2020, partially offset by a charge of $1.1 billion to retained earnings due to our implementation of the CECL standard on January 1, 2020. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance—The Current Expected Credit Loss Standard” for further details.
The aggregate liquidation preference of the senior preferred stock increased from $138.0 billion as of September 30, 2020 to $142.2 billion as of December 31, 2020. For more information about how this liquidation preference is determined see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Senior Preferred Stock.”
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

Fannie Mae 2020 Form 10-K	80

MD&A | Retained Mortgage Portfolio
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
•Other represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” as of December 31, 2020 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The increase in our retained mortgage portfolio as of December 31, 2020 compared with December 31, 2019 was primarily due to an increase in our acquisitions of loans through our whole loan conduit, which primarily supports liquidity for small- to medium-sized lenders, during 2020 driven by higher mortgage refinance activity. This increase was partially offset by a decrease in our legacy investment portfolio due to continued liquidations of loans and a decrease in our loss mitigation portfolio due to the sale of reperforming loans. See “Executive Summary—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” for information on new volume limitations related to single-family loan acquisitions through the our whole loan conduit under the terms of our senior preferred stock purchase agreement with Treasury.
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities” or “Mortgage loans of Fannie Mae” in our Summary of Consolidated Balance Sheets shown above.

Fannie Mae 2020 Form 10-K	81

MD&A | Retained Mortgage Portfolio

Retained Mortgage Portfolio
	As of December 31,
	2020	2019
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$34,810	$38,375
Mortgage loans	45,895	21,152
Total lender liquidity	80,705	59,527
Loss mitigation mortgage loans(2)	56,315	60,731
Other:
Reverse mortgage loans	12,388	17,129
Mortgage loans	4,881	6,546
Reverse mortgage securities(3)	7,185	7,575
Private-label and other securities	473	1,250
Fannie Mae-wrapped private-label securities	521	581
Mortgage revenue bonds	182	272
Total other	25,630	33,353
Total retained mortgage portfolio	$162,650	$153,611

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$154,943	$145,179
Multifamily mortgage loans and mortgage-related securities	$7,707	$8,432
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans classified as troubled debt restructurings (“TDRs”) that were on accrual status of $29.4 billion and $38.2 billion as of December 31, 2020 and 2019, respectively, and single-family loans on nonaccrual status of $19.6 billion as of December 31, 2020 and 2019, respectively. Includes multifamily loans classified as TDRs that were on accrual status of $20 million and $51 million as of December 31, 2020 and 2019, respectively, and multifamily loans on nonaccrual status of $536 million and $132 million as of December 31, 2020 and 2019, respectively.
(3)Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.
The amount of mortgage assets that we may own is capped at $250 billion and will decrease to $225 billion on December 31, 2022 under the terms of our senior preferred stock purchase agreement with Treasury. We are currently managing our business to a $225 billion cap pursuant to instructions from FHFA.
We include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of December 31, 2020, 10% of the notional value of our interest-only securities was $2.3 billion, which is not included in the table above.
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. The purchase price for these loans is the unpaid principal balance of the loan plus accrued interest. If a delinquent loan remains in a single-family MBS trust, the servicer is responsible for advancing the borrower’s missed scheduled principal and interest payments to the MBS holders for up to four months, after which time we must make these missed payments. In addition, we must reimburse servicers for advanced principal and interest payments. The cost of purchasing most delinquent loans from a single-family Fannie Mae MBS trust and holding them in our retained mortgage portfolio is currently less than the cost of advancing delinquent payments to security holders.
In September 2020, FHFA instructed both us and Freddie Mac to extend the timeframe for our single-family delinquent loan buyout policy to 24 consecutively missed monthly payments (that is, loans that are 24 months past due) effective January 1, 2021. Despite this change in policy, we currently anticipate that in most cases we will purchase delinquent loans from single-family MBS trusts prior to the 24-month deadline under one of the exceptions to the general policy, which includes loans that are permanently modified, loans subject to a short-sale or deed-in-lieu of foreclosure, loans that are paid in full and loans referred to foreclosure.

Fannie Mae 2020 Form 10-K	82

MD&A | Retained Mortgage Portfolio
In support of our loss mitigation strategies, we purchased $13.5 billion of loans from our single-family MBS trusts during 2020, the substantial majority of which were delinquent, compared with $10.5 billion of loans purchased from single-family MBS trusts during 2019. We expect the amount of loans we buy out of trusts to increase in 2021 as a result of COVID-19-related loan delinquencies and loss mitigation strategies, which will increase the size of our retained mortgage portfolio, perhaps substantially. However, the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio remain highly uncertain and depend on a number of factors, including the success of our loss mitigation activities, particularly payment deferrals and repayment plans, which do not require us to purchase loans out of trust. Because of our mortgage asset limit, our business activities may be constrained. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for information on our loans in forbearance.
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
We and Freddie Mac began issuing single-family uniform mortgage-backed securities, or “UMBS®,” in June 2019. In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the to-be-announced (“TBA”) market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS, Supers, Real Estate Mortgage Investment Conduit securities (“REMICs”) and other types of single-family or multifamily mortgage-backed securities.
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
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 90% of our guaranty book of business as of December 31, 2020 and 2019.

Composition of Fannie Mae Guaranty Book of Business
	As of December 31,
	2020			2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,305,030	$386,379	$3,691,409	$2,997,475	$341,522	$3,338,997
Government guaranty book of business(2)	20,777	2,268	23,045	27,422	1,079	28,501
Guaranty book of business	3,325,807	388,647	3,714,454	3,024,897	342,601	3,367,498
Freddie Mac securities guaranteed by Fannie Mae(3)	137,316	—	137,316	50,100	—	50,100
Total Fannie Mae guarantees	$3,463,123	$388,647	$3,851,770	$3,074,997	$342,601	$3,417,598
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.

Fannie Mae 2020 Form 10-K	83

MD&A | Guaranty Book of Business
(3)Consists of approximately (i) $110.7 billion and $37.8 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of December 31, 2020 and 2019, respectively; and (ii) $26.6 billion and $12.3 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of December 31, 2020 and 2019, respectively. Our total exposure as of December 31, 2019 to Freddie Mac securities backing Fannie Mae-issued REMICs may have been lower than the amount disclosed because a portion of the Freddie Mac securities backing these Fannie Mae-issued REMICs may have been backed by Fannie Mae MBS.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In February 2020, we paid $280 million to the funds based on our new business purchases in 2019. For 2020, we recognized an expense of $603 million related to this obligation based on $1.4 trillion in new business purchases during the period. We expect to pay this amount to the funds in 2021. See “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Affordable Housing Allocations” for more information regarding this obligation.
Business Segments

We conduct business in the U.S. residential mortgage markets and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding was estimated to be approximately $13.2 trillion as of September 30, 2020 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 26% of total U.S. residential mortgage debt outstanding as of September 30, 2020.
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
Business Segment Net Revenues and Net Income
(Dollars in billions)

$21.8
$3.2
$18.6
$16.0
$2.2
$13.8
$21.9
$3.4
$18.5
$14.2
$2.3
$11.9
$25.3
$3.4
$21.9
$11.8
$1.9
$9.9
2018
2019
2020
Single-Family net revenues
Single-Family net income
Multifamily net revenues
Multifamily net income

Fannie Mae 2020 Form 10-K	84

MD&A | Business Segments
Segment Allocation Methodology
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
Single-Family Mortgage Servicing
Our single-family mortgage loans are serviced by mortgage servicers on our behalf. Some loans are serviced by the lenders that initially sold the loans to us. In other cases, loans are serviced by third-party servicers that did not originate or sell the loans to us. For loans we own or guarantee, the lender or servicer must obtain our approval before selling servicing rights to another servicer.
Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report on loan performance, perform default prevention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our servicing policies, negotiation of workouts for delinquent and troubled loans, and other loss mitigation activities. If necessary, mortgage servicers inspect and preserve properties and process foreclosures and bankruptcies. For information on the risks of our reliance on servicers, refer to “Risk Factors—Credit Risk.”
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
Performance management staff measure, monitor and manage overall servicer performance by providing loss mitigation workout projections to targeted servicers, discussing performance against projections and tracking action items to improve, and following up on remediation of findings identified from compliance reviews. Additionally, we employ a servicer performance management program, called the STARTM Program, which provides our largest servicers a

Fannie Mae 2020 Form 10-K	85

MD&A | Single-Family Business
transparent framework of key metrics and operational assessments to recognize strong performance and identify areas of weakness.
Repercussions for poor performance by a servicer may include performance improvement plans, lost incentive income, compensatory fees, monetary and non-monetary remedies, and reduced opportunity for STAR Program recognition. If poor performance persists, servicing may ultimately be transferred to a different servicer.
Single-Family Credit Risk and Credit Loss Management
Our Single-Family business:
•Prices and manages the credit risk on loans in our single-family guaranty book of business through our loan acquisition policies.
•Works to reduce costs of defaulted single-family loans through home retention solutions and foreclosure alternatives, management of foreclosures and our REO inventory, selling nonperforming loans, and pursuing contractual remedies from lenders, servicers and providers of credit enhancement.
•Enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business through our credit risk transfer programs.
See “Single-Family Mortgage Credit Risk Management” below for discussion of our strategies for managing credit risk and credit losses on single-family loans.
Single-Family Customers
Our principal single-family customers are lenders that operate within the primary mortgage market where mortgage loans are originated and funds are loaned to borrowers. Our customers include mortgage banking companies, savings and loan associations, savings banks, commercial banks, credit unions, community banks, private mortgage originators, insurance companies, and state and local housing finance agencies. Lenders originating mortgages in the primary mortgage market often sell them in the secondary mortgage market in the form of whole loans or in the form of mortgage-related securities.
During 2020, approximately 1,200 lenders delivered single-family mortgage loans to us. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2020, our top five lender customers, in the aggregate, accounted for approximately 31% of our single-family business volume, compared with approximately 44% in 2019. Rocket Companies, Inc., including its subsidiary Quicken Loans, LLC, was the only customer that accounted for 10% or more of our single-family business volume in 2020, representing approximately 12%.
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
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing and eligibility standards, as well as investor demand for UMBS and for our and our competitors’ other mortgage-related securities. Our competitive environment also may be affected by many other factors, including our risk appetite and capital requirements; new or existing legislation or regulations applicable to us, our customers or our investors; and digital innovation and disruption in our markets. The Director of FHFA has indicated that, during conservatorship, Fannie Mae and Freddie Mac should reduce competition with each other and FHA. As a result, in order to successfully acquire loans in the secondary market, we focus on understanding what drives our customers’ execution decisions and identifying how to best deliver value. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform,” “Business—Legislation and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.

Fannie Mae 2020 Form 10-K	86

MD&A | Single-Family Business
Our competitors for the acquisition of single-family mortgage assets are financial institutions and government agencies that manage residential mortgage credit risk or invest in residential mortgage loans, including Freddie Mac, FHA, the VA, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-guaranteed loans), the FHLBs, U.S. banks and thrifts, securities dealers, insurance companies, pension funds, investment funds and other mortgage investors. In 2020, our primary competitors for the issuance of single-family mortgage-related securities were Freddie Mac and Ginnie Mae, as many private market competitors dramatically reduced or ceased their activities in the single-family secondary mortgage market in early 2020 as the COVID-19 pandemic started to impact market confidence. Competition for investors and counterparties in our credit risk transfer transactions comes primarily from other issuers of mortgage credit risk transactions, such as Freddie Mac and private mortgage insurers. We also compete for investor funds against other credit-related securitized products, such as private-label residential mortgage-backed securities (“RMBS”), commercial RMBS, and collateralized loan obligations. As noted above, the nature of our primary competitors and the overall levels of competition we face could change as a result of a variety of factors, many of which are outside our control.
Single-Family Mortgage Market
In the charts below we present macroeconomic factors that affect the single-family mortgage market in which our Single-Family business operates. Home sales and the supply of unsold homes are indicators of the underlying demand for mortgage loans, which impacts our acquisition volumes.

Total Single-Family Home Sales and Months’ Supply of Unsold Homes(1)	Single-Family Mortgage Originations and Mortgage Debt Outstanding(2) (3)
(Home sales units in thousands)	(Dollars in trillions)

Months’ supply of new single-family unsold homes, as of year end	Single-family mortgage loan originations

Months’ supply of existing single-family unsold homes, as of year end	Single-family U.S. mortgage debt outstanding, as of period end

Existing home sales

New home sales

(1)    Total existing home sales data according to National Association of REALTORS®. New single-family home sales data according to the U.S. Census Bureau. Certain previously reported data has been updated to reflect revised historical data from one or both of these organizations.

Fannie Mae 2020 Form 10-K	87

MD&A | Single-Family Business | Single-Family Mortgage Market

(2)    2020 information is as of September 30, 2020 and is based on the Federal Reserve’s December 2020 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior-period amounts have been changed to reflect revised historical data from the Federal Reserve.
(3)    We estimate that Fannie Mae’s share of total U.S. single-family mortgage debt outstanding was 28% as of the end of 2020, and 27% as of the end of 2019 and 2018.
Additional Information
•The 30-year fixed mortgage rate averaged 3.11% in 2020 compared with 3.94% in 2019 according to Freddie Mac’s Primary Mortgage Market Survey®.
•We forecast that total originations in the U.S. single-family mortgage market in 2021 will decrease from 2020 levels by approximately 9.5%, from an estimated $4.48 trillion in 2020 to $4.06 trillion in 2021, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $2.87 trillion in 2020 (the highest on record) to $2.24 trillion in 2021.
Single-Family Market Activity
Single-Family Mortgage Acquisition Share
The chart below displays our estimated share of single-family mortgage acquisitions in 2020 as compared with that of our primary competitors. Our acquisition share estimate is based on publicly available data regarding the amount of single-family first-lien mortgage loans originated and our competitors’ acquisitions. We exclude our purchase of delinquent loans from our MBS trusts in the calculation of our estimated share.
2020 Single-Family Mortgage Acquisition Share

Fannie Mae 2020 Form 10-K	88

MD&A | Single-Family Business | Single-Family Market Activity

The table below shows our estimated share of mortgage acquisitions from 2000 through 2020. Our share of total mortgage acquisitions has fluctuated and is often impacted by economic cycles. For example, during periods of recession, our acquisition share has historically increased as some other market competitors reduced their acquisitions.
Fannie Mae Single-Family Acquisition Share of Total Market Originations(1)
(1) Acquisition share is calculated as the ratio of Fannie Mae single-family acquisitions over our estimate of total market originations. We exclude our purchase of delinquent loans from our MBS trusts in the calculation of our acquisition share. Acquisition share is subject to change as additional data become available. Prior-period amounts have been updated to reflect revised acquisition data.
(2) Recession periods include any year in which any month in that year is determined to be recessionary by the National Bureau of Economic Research.
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $1.34 trillion in 2020, compared with $591.1 billion in 2019 and $470.5 billion in 2018. The significant increase in 2020 compared with 2019 was driven by a very high volume of refinance activity due to historically low mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in 2020 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
We estimate our share of single-family mortgage-related securities issuances was 37% in 2019 and 39% 2018.

Fannie Mae 2020 Form 10-K	89

MD&A | Single-Family Business | Single-Family Business Metrics
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,200.9 billion as of December 31, 2020, $2,951.9 billion as of December 31, 2019 and $2,903.3 billion as of December 31, 2018.
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
We implemented a new adverse market refinance fee effective December 1, 2020. The new fee is intended to help us offset some of the higher projected expenses and risk due to COVID-19. For every $1 billion in eligible refinance loans we acquire, we will collect $5 million in adverse market refinance fees, which will be amortized into net interest income over the contractual life of the loans as a cost basis adjustment. See “Executive Summary—COVID-19 Impact” for additional information on the new adverse market refinance fee.
The charts below display our average charged guaranty fees, net of TCCA fees, on our single-family conventional guaranty book of business and on new single-family conventional loan acquisitions, along with our average single-family conventional guaranty book of business and our single-family conventional loan acquisitions for the periods presented.
Select Single-Family Business Metrics
(Dollars in billions)

Average charged guaranty fee on single-family conventional guaranty book of business, net of TCCA fees(1)	Average single-family conventional guaranty book of business(2)

Average charged guaranty fee on new single-family conventional acquisitions, net of TCCA fees(1)	Single-family conventional acquisitions

Fannie Mae 2020 Form 10-K	90

MD&A | Single-Family Business | Single-Family Business Metrics

(1)    Excludes the impact of a 10 basis-point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
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
Average charged guaranty fee represents the sum of the average base guaranty fees during the period for our single-family conventional guaranty arrangements, which we receive over the life of the loan, plus the recognition of any upfront cash payments, including loan-level pricing adjustments and the recently implemented adverse market fee, based on an estimated average life at the time of acquisition. We use loan-level price adjustments, including various upfront risk-based fees, to price for the credit risk we assume in providing our guaranty. FHFA must approve changes to the national loan-level price adjustments we charge and can direct us to make other changes to our single-family guaranty fee pricing. Management uses average charged guaranty fee on new acquisitions as a metric to assess the reasonableness of our compensation for the credit risk we manage on newly acquired single-family loans.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, decreased to 46.4 basis points in 2020 compared with 47.0 basis points in 2019 due to the improved credit risk profile of our 2020 acquisitions. See “Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” for further information on the credit risk profile of our acquisitions in 2020 compared with 2019 and 2018.
If eligible refinances continue to be a large proportion of our acquisitions in 2021, we expect our average charged guaranty fee on new single-family conventional acquisitions to increase in 2021 as a result of the new adverse market refinance fee implemented on December 1, 2020.

Single-Family Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(Dollars in millions)
Net interest income(2)	$21,502	$18,013	$18,162	$3,489	$(149)
Fee and other income	368	453	450	(85)	3
Net revenues	21,870	18,466	18,612	3,404	(146)
Investment gains, net	728	1,589	850	(861)	739
Fair value gains (losses), net	(2,539)	(2,216)	1,210	(323)	(3,426)
Administrative expenses	(2,559)	(2,565)	(2,631)	6	66
Credit-related income (expense)(3)	(232)	3,515	2,709	(3,747)	806
TCCA fees(2)	(2,673)	(2,432)	(2,284)	(241)	(148)
Credit enhancement expense	(1,141)	(927)	(514)	(214)	(413)
Change in expected credit enhancement recoveries(4)	89	—	—	89	—
Other expenses, net(5)	(1,055)	(734)	(498)	(321)	(236)
Income before federal income taxes	12,488	14,696	17,454	(2,208)	(2,758)
Provision for federal income taxes	(2,607)	(2,859)	(3,708)	252	849
Net income	$9,881	$11,837	$13,746	$(1,956)	$(1,909)
(1)See “Note 10, Segment Reporting” for information about our segment allocation methodology.
(2)Reflects the impact of the 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.” Net interest income includes the interest expense on CAS debt issued prior to November 2018.
(3)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related income as of December 31, 2019 and 2018 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(4)Consists of change in benefits recognized from our single-family freestanding credit enhancements, which primarily relate to our CAS and CIRT programs. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.

Fannie Mae 2020 Form 10-K	91

MD&A | Single-Family Business | Single-Family Financial Results
(5)Consists primarily of debt extinguishment gains and losses, housing trust fund expenses, servicer fees paid in connection with certain loss mitigation activities, and loan subservicing costs.

Net interest income

Single-family net interest income increased in 2020 compared with 2019, driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
Single-family net interest income decreased slightly in 2019 compared with 2018, primarily due to a decline in net interest income from portfolios partially offset by an increase in single-family base guaranty fee income.

The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”

_____________________________________________________________________________
Investment gains, net

Single-family investment gains, net decreased during 2020 compared with 2019 primarily driven by a significant decrease in the volume of sales of single-family HFS loans.
Investment gains, net increased during 2019 compared with 2018 primarily driven by an increase in gains on sales of single-family HFS loans.

The drivers of investment gains, net for the Single-Family segment are consistent with the drivers of investment gains, net in our consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains, Net.”

Fannie Mae 2020 Form 10-K	92

MD&A | Single-Family Business | Single-Family Financial Results
Fair value gains (losses), net

As we discuss more fully in “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” fair value losses in 2020 were primarily driven by fair value losses on our commitments to sell mortgage-related securities and our long-term debt of consolidated trusts held at fair value, partially offset by fair value gains on trading securities and CAS debt.

Fair value losses in 2019 were primarily driven by losses on our risk management derivatives and our commitments to sell mortgage-related securities.

The drivers of fair value losses, net for the Single-Family segment are consistent with the drivers of fair value losses, net in our consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

We expect our implementation of fair value hedge accounting in January 2021 will affect the fair value gains and losses we report in the future, as we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net,”

_____________________________________________________________________________
Credit-related income (expense)

Credit-related expense in 2020 consists of an increase in our allowance for loan losses due to losses we expect to incur as a result of the COVID-19 pandemic. This was mostly offset by higher actual and forecasted home prices, lower actual and projected mortgage interest rates and the redesignation of certain reperforming single-family loans from HFI to HFS.

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

Fannie Mae 2020 Form 10-K	93

MD&A | Single-Family Business | Single-Family Financial Results
Other expenses, net

Other expenses, net increased in 2020 compared with 2019 primarily due to an increase in housing trust fund expenses driven by significantly higher acquisitions volumes throughout 2020.
The drivers of other expenses, net for the Single-Family segment are consistent with the drivers of other expenses, net in our consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Other Expenses, Net.”

Single-Family Mortgage Credit Risk Management
Our strategy for managing single-family mortgage credit risk consists of four primary components:
•our acquisition and servicing policies along with our underwriting and servicing standards;
•portfolio diversification and monitoring;
•the transfer of credit risk through risk transfer transactions and the use of credit enhancements; and
•management of problem loans.
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
Underwriting and Servicing Standards
Our Selling Guide sets forth our underwriting and eligibility guidelines, as well as our policies and procedures related to selling single-family mortgages to us. Our Servicing Guide sets forth our policies for servicing the loans in our single-family guaranty book.
Desktop Underwriter
Our proprietary automated underwriting system, Desktop Underwriter® (“DU®”), is used by mortgage lenders to evaluate the substantial majority of our single-family loan acquisitions. DU measures credit risk by assessing the primary risk factors of a mortgage and provides a comprehensive risk assessment of a borrower’s loan application and eligibility of the loan for sale to us. Risk factors evaluated by DU include the key loan attributes described under “Single-Family

Fannie Mae 2020 Form 10-K	94

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Portfolio Diversification and Monitoring” below. DU does not use a FICO credit score to evaluate the borrower’s credit history, but applies our own assessment of the borrower’s credit data, including using trended credit data when available. DU analyzes the results of this risk and eligibility evaluation to arrive at the underwriting recommendation for the loan case file. As part of our comprehensive risk management approach, we regularly review DU’s underlying risk assessment models and recalibrate these models to improve DU’s ability to effectively analyze risk and avoid excessive risk layering. Factors we take into account in these evaluations include the profile of loans delivered to us, loan performance and current market conditions. We periodically update DU to reflect changes to our underwriting and eligibility guidelines based on these evaluations.
DU eligibility assessment. As part of our comprehensive risk management approach, we periodically update DU to reflect changes to our underwriting and eligibility guidelines. As part of normal business operations, we regularly review DU to determine whether its risk analysis and eligibility assessment are appropriate based on the current market environment and loan performance information. We expect to enhance DU to ensure our future loan acquisitions comply with risk criteria imposed on our loan acquisitions as a result of recent changes to our senior preferred stock purchase agreement with Treasury.
We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, make changes to DU, including its eligibility criteria, to ensure the loans we acquire are consistent with our risk appetite and FHFA guidance.
Other Underwriting Standards
DU was used to evaluate over 90% of the single-family loans we acquired in 2020. However, we also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or meet agreed-upon standards that differ from our standard underwriting and eligibility criteria. The majority of loans we acquired in 2020 that were not underwritten with DU were underwritten through a third-party automated underwriting system, such as Freddie Mac’s Loan Product Advisor®.
COVID-19 Selling Policies
We are working closely with Freddie Mac, under the guidance of FHFA, to offer temporary measures during the COVID-19 national emergency that provide lenders with the clarity and flexibility to continue lending in a prudent and responsible manner.
Temporary policy flexibilities and updates to our Selling Guide requirements have been designed to mitigate the operational impact of COVID-19 on loan underwriting and originations. These flexibilities have included:
•purchasing certain loans that originated in 2020 and are subject to a COVID-19-related payment forbearance at the time of sale, subject to payment of a loan-level price adjustment;
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
Servicing Policies
Our servicing policies establish the requirements our servicers must follow in:
•processing and remitting loan payments;
•working with delinquent borrowers on loss mitigation activities;
•managing and protecting Fannie Mae’s interest in the pledged property; and
•processing bankruptcies and foreclosures.
Our goal is to ensure that our policies support management of risk over the life of the mortgage loan by enabling default prevention activities, promoting loss mitigation in the event of default and providing for the preservation and protection

Fannie Mae 2020 Form 10-K	95

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
of the collateral supporting the mortgage loan. See “Single-Family Primary Business Activities—Single-Family Mortgage Servicing” above for more information on the servicing of our single-family mortgage loans.
COVID-19 Servicing Policies
We also continue to work with Freddie Mac as instructed by FHFA to implement temporary policies in response to the COVID-19 pandemic, to enable our single-family loan servicers to better assist borrowers impacted by COVID-19. We issued initial requirements to servicers on temporary policies to assist borrowers impacted by COVID-19 in March 2020, and have subsequently amended the requirements. We will continue monitoring the market to determine whether further adjustments to or extensions of our temporary policies are appropriate.
These temporary policies include:
•authorizing servicers to offer up to 12 months of forbearance, upon the request of any single-family borrower experiencing a financial hardship due to the COVID-19 pandemic, regardless of the borrower’s delinquency status; for loans already in a COVID-19-related forbearance as of February 28, 2021, servicers may grant an extension of forbearance for up to an additional three months, to a total of up to 15 months, provided that the forbearance does not result in the loan becoming greater than 15 months delinquent;
•beginning July 1, 2020, offering a payment deferral workout option to eligible borrowers who have resolved a COVID-19-related financial hardship but cannot afford to bring the loan current by reinstating the loan (that is, repaying all the missed payments at one time) or through a repayment plan (that is, repaying the missed payments over time). The payment deferral workout option allows the borrower to defer up to 15 months of past-due payments, without interest, to the end of the loan term (or when the loan is refinanced, the property is sold or the loan is otherwise paid off before the end of the loan term). All other terms of the loan remain unchanged;
•suspending foreclosures and certain foreclosure-related activities for single-family properties through at least March 31, 2021, other than for vacant or abandoned properties; and
•reporting as current to the credit bureaus the obligation of a borrower who receives a forbearance plan or other form of relief as a result of the COVID-19 pandemic during the CARES Act covered period if the borrower was current before the accommodation and makes payments as agreed under the accommodation in accordance with the Fair Credit Reporting Act, as amended by the CARES Act.
Certain states and localities have implemented COVID-19-related borrower and renter protections that are more extensive than the CARES Act requirements or our Servicing Guide requirements. States and localities may continue to consider such proposals in the future or extend the time period of existing protections. Our servicers must comply with all applicable laws.
In February 2021, we announced that a COVID-19-related forbearance can be extended for up to an additional three months, to a total of up to 15 months, to support borrowers who are already in a forbearance as of February 28, 2021 and continue to be impacted by the economic dislocation caused by the pandemic. Extending our forbearance timelines may impact the type of loss mitigation offered and their outcomes, which could impact our credit-related expense. In addition, this may impact our assessment of collectability used in determining when we place a loan on nonaccrual status.
Quality Control Process
Our quality control process includes using automated tools to help us determine whether a loan meets our underwriting and eligibility guidelines, performing in-depth reviews, and selecting random samples of performing loans for quality control review shortly after delivery.
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

Fannie Mae 2020 Form 10-K	96

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of December 31, 2020, approximately 45% of the outstanding loans in our single-family conventional guaranty book of business that were acquired and are subject to this framework have obtained relief based solely on payment history or the satisfactory conclusion of a full-file quality control review, and an additional 51% remain eligible for relief in the future.
In addition, lenders may obtain relief from liability for violations of a more narrow set of representations and warranties through the use of specified underwriting tools. This primarily includes relief for:
•borrower income, asset and employment data that has been validated through DU; and
•appraised property value for appraisals that have received a qualifying risk score in Collateral Underwriter®, our appraisal review tool.
Single-Family Portfolio Diversification and Monitoring
Overview
The composition of our single-family conventional guaranty book of business is diversified by product type, loan characteristics and geography, all of which influence credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire. In some cases, we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies.
The profile of our single-family conventional guaranty book of business includes the following key risk characteristics:
•LTV ratio. LTV ratio is a strong predictor of credit performance. The likelihood of default and the severity of a loss in the event of default are typically lower as LTV ratio decreases. This also applies to estimated mark-to-market LTV ratios, particularly those over 100%, as this indicates that the borrower’s mortgage balance exceeds the property value.
•Product type. Certain loan product types have features that may result in increased risk. Generally, intermediate-term, fixed-rate mortgages exhibit the lowest default rates, followed by long-term, fixed-rate mortgages. Historically, adjustable-rate mortgages (“ARMs”), including negative-amortizing and interest-only loans, and balloon/reset mortgages have exhibited higher default rates than fixed-rate mortgages, partly because the borrower’s payments rose, within limits, as interest rates changed.
•Number of units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on two-, three- or four-unit properties.
•Property type. Certain property types have a higher risk of default. For example, condominiums generally are considered to have higher credit risk than single-family detached properties.
•Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.
•Credit score. Credit score is a measure often used by the financial services industry, including us, to assess borrower credit quality and the likelihood that a borrower will repay future obligations as expected. A higher credit score typically indicates lower credit risk.
•Debt-to-income ratio. Debt-to-income (“DTI”) ratio refers to the ratio of a borrower’s outstanding debt obligations (including both mortgage debt and certain other long-term and significant short-term debts) to that borrower’s reported or calculated monthly income, to the extent the income is used to qualify for the mortgage. As a borrower’s DTI ratio increases, the associated risk of default on the loan generally increases, especially if other higher-risk factors are present. From time to time, we revise our guidelines for determining a borrower’s DTI ratio. The amount of income reported by a borrower and used to qualify for a mortgage may not represent the borrower’s total income; therefore, the DTI ratios we report may be higher than borrowers’ actual DTI ratios.
•Loan purpose. Loan purpose refers to how the borrower intends to use the funds from a mortgage loan—either for a home purchase or refinancing of an existing mortgage. Cash-out refinancings have a higher risk of default than either mortgage loans used for the purchase of a property or other refinancings that restrict the amount of cash returned to the borrower.
•Geographic concentration. Local economic conditions affect borrowers’ ability to repay loans and the value of collateral underlying loans. Geographic diversification reduces mortgage credit risk.
•Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. Credit losses on mortgage loans typically do not peak until the third through fifth year following

Fannie Mae 2020 Form 10-K	97

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.
The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2020	2019	2018	2020	2019	2018
Original LTV ratio:(4)
<= 60%	27%	17%	16%	23%	19%	19%
60.01% to 70%	16	13	12	14	13	13
70.01% to 80%	34	37	37	35	37	38
80.01% to 90%	11	13	13	11	12	12
90.01% to 95%	10	13	15	11	12	11
95.01% to 100%	2	7	7	4	5	4
Greater than 100%	*	*	*	2	2	3
Total	100%	100%	100%	100%	100%	100%
Weighted average	71%	76%	77%	74%	76%	75%
Average loan amount	$279,800	$259,897	$232,651	$185,047	$173,804	$170,076
Estimated mark-to-market LTV ratio:(5)
<= 60%				52%	54%	54%
60.01% to 70%				17	17	18
70.01% to 80%				18	16	16
80.01% to 90%				9	8	8
90.01% to 100%				4	5	4
Greater than 100%				*	*	*
Total				100%	100%	100%
Weighted average				58%	57%	57%
FICO credit score at origination:
< 620	* %	* %	* %	1%	1%	2%
620 to < 660	2	3	6	4	5	5
660 to < 680	2	4	5	4	5	5
680 to < 700	5	7	9	7	7	7
700 to < 740	18	23	23	20	21	20
>= 740	73	63	57	64	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	760	749	743	750	746	746
DTI ratio at origination:(6)
<= 43%	79%	72%	66%	77%	76%	77%
43.01% to 45%	8	9	9	9	9	9
Greater than 45%	13	19	25	14	15	14
Total	100%	100%	100%	100%	100%	100%
Weighted average	34%	36%	37%	35%	35%	35%

Fannie Mae 2020 Form 10-K	98

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2020	2019	2018	2020	2019	2018
Product type:
Fixed-rate:(7)
Long-term	85%	89%	90%	85%	85%	84%
Intermediate-term	15	10	8	14	13	14
Total fixed-rate	100	99	98	99	98	98
Adjustable-rate	*	1	2	1	2	2
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	97%	97%	97%
2-4 units	2	2	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	92%	91%	90%	91%	91%	91%
Condo/Co-op	8	9	10	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	92%	92%	89%	90%	89%	89%
Second/vacation home	4	4	5	4	4	4
Investor	4	4	6	6	7	7
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	30%	52%	65%	38%	45%	43%
Cash-out refinance	19	20	22	20	19	20
Other refinance	51	28	13	42	36	37
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	14%	14%	14%	14%	15%	15%
Northeast	12	13	14	17	17	17
Southeast	21	22	23	22	22	22
Southwest	20	21	21	19	18	18
West	33	30	28	28	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2014 and prior				25%	38%	46%
2015				5	8	10
2016				8	14	16
2017				7	12	15
2018				6	11	13
2019				11	17	—
2020				38	—	—
Total				100%	100%	100%
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

Fannie Mae 2020 Form 10-K	99

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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
(6)Excludes loans for which this information is not readily available.
(7)Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate loans have maturities equal to or less than 15 years.
(8)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Characteristics of our New Single-Family Loan Acquisitions
Our share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans increased sharply in 2020 compared with 2019, primarily due to a historically low interest-rate environment throughout 2020, which encouraged refinance activity. Typically, refinance loans have lower LTV ratios than home purchase loans. This trend contributed to a decrease in the percentage of our single-family loan acquisitions with LTV ratios over 90%, from 20% in 2019 to 12% in 2020. The historically low interest-rate environment, combined with the high level of refinancing activity, also led to an increase in the percentage of loans we acquired with a FICO credit score over 740, from 63% in 2019 to 73% in 2020. In addition, our acquisitions of loans from first-time home buyers decreased from 23% of our single-family loan acquisitions in 2019 to 13% in 2020.
Our share of acquisitions of loans with DTI ratios above 45% decreased in 2020 compared with 2019. This decrease was driven in part by changes in our eligibility guidelines implemented in 2019 to further limit risk layering, particularly with respect to loans with DTI ratios above 45%, as well as by a higher volume of refinance loan acquisitions, which tend to have lower DTI ratios than home purchase loans.
The credit profile of our future acquisitions will depend on many factors, including:
•our future guaranty fee pricing and our competitors’ pricing, and any impact of that pricing on the volume and mix of loans we acquire;
•our internal risk limits;
•our future eligibility standards and those of mortgage insurers, FHA and VA;
•the percentage of loan originations representing refinancings;
•changes in interest rates;
•our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers;
•government and regulatory policy;
•market and competitive conditions;
•the volume and characteristics of high LTV refinance loans we acquire in the future; and
•our future capital requirements.
We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions.
High-Balance Loans
The standard conforming loan limit for a one-unit property was $484,350 for 2019, $510,400 for 2020 and increased to $548,250 for 2021. As we discuss in “Business—Our Mission and Charter—Charter Act,” we are permitted to acquire loans with higher balances in certain areas, which we refer to as high-balance loans.

Fannie Mae 2020 Form 10-K	100

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays the amount of high-balance loans in our single-family conventional guaranty book of business.

Single-Family High-Balance Loans
	As of December 31,
	2020	2019
Unpaid principal balance (in billions)	$210.9	$212.0
Percentage of single-family conventional guaranty book of business	7%	7%
Reverse Mortgages
In 2010, we stopped acquiring newly originated reverse mortgages. The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $16.4 billion as of December 31, 2020 and $21.9 billion as of December 31, 2019.
Mortgage Products with Rate Resets
ARMs are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. Rate-reset modifications are mortgage loans we have modified with terms that include a reduction in the borrowers’ interest rate that is fixed for an initial period and is followed by one or more annual interest rate increases. The majority of these loans have fixed interest rates for an initial five-year period followed by annual interest rate increases, of up to 1 percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification.
The outstanding unpaid principal balance of rate-reset modifications in our guaranty book of business was $5.4 billion as of December 31, 2020. During 2020, approximately 72% of these modified loans experienced an interest rate reset to a weighted-average interest rate of 3.85%. Approximately 19% of our modified loans that are performing included a reduction in the borrower’s interest rate that was fixed for an initial period and subject to one or more annual interest rate increases thereafter.
The table below displays the unpaid principal balance for ARMs and rate-reset modifications in our single-family conventional guaranty book of business by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Single-Family Adjustable-Rate Mortgage and Rate-Reset Modifications(1)
	Reset Year
	2021	2022	2023	2024	2025	Thereafter	Total
	(Dollars in millions)
ARMs(2)	$20,740	$3,390	$2,689	$3,215	$2,308	$6,551	$38,893
Rate-Reset Modifications and Other(3)	3,457	637	11	1	—	1	4,107
(1)Excludes loans for which there is not an additional reset for the remaining life of the loan.
(2)Includes $6.6 billion of Interest-Only and Negative-Amortizing loans.
(3)Includes Fixed-Rate Interest Only.
We have not observed a materially different performance trend for rate-reset modifications, interest-only loans or negative-amortizing loans that have recently reset as compared to those that are still in the initial period. We believe the current performance trend for these loans is the result of the historically low interest-rate environment. If interest rates rise significantly, it is uncertain that this trend will continue.

Fannie Mae 2020 Form 10-K	101

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
One of the key components of our credit risk management strategy is the transfer of mortgage credit risk to third parties. The table below displays information about the loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. For a discussion of our exposure to and management of the counterparty credit risk associated with the providers of these credit enhancements, see “Risk Management—Mortgage Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Note 13, Concentrations of Credit Risk.”

Single-Family Loans with Credit Enhancement
	As of December 31,
	2020		2019
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$681	21%	$653	22%
Connecticut Avenue Securities	608	19	919	31
Credit Insurance Risk Transfer	216	7	275	10
Lender risk-sharing	131	4	147	5
Less: Loans covered by multiple credit enhancements	(304)	(9)	(438)	(15)
Total single-family loans with credit enhancement	$1,332	42%	$1,556	53%
Mortgage Insurance
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of acquisition. We generally achieve this through primary mortgage insurance. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. For us to receive a payment in settlement of a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the property securing the loan must have been extinguished, generally in a foreclosure action. Claims are generally paid three to six months after title to the property has been transferred. For a discussion of our policies that govern mortgage insurers’ claim-paying obligations to us, see “Risk Management—Mortgage Credit Risk Management—Institutional Counterparty Credit Risk Management.”
Credit Risk Transfer Transactions
Our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. We continually evaluate our credit risk transfer transactions which, in addition to managing our credit risk, also affect our returns on capital under FHFA’s conservatorship capital requirements and recently finalized enterprise regulatory capital framework.
In previous years, we have targeted over 90% of acquisitions in the following loan categories for credit risk transfer transactions:
•fixed-rate single-family conventional loans with terms greater than 20 years that meet certain additional, minimum criteria;
•loans that are non-Refi Plus; and
•loans with LTV ratios between 60% and 97%.
This criteria covered over 55% of our 2020 single-family acquisitions. Loans are generally included in reference pools for CAS and CIRT transactions on a lagged basis. In the years leading up to 2020, we shortened this lag for a majority of target loans to typically less than six months after we initially acquire the loans. The portion of our single-family loan acquisitions we include in credit risk transfer transactions can vary from period to period based on market conditions and other factors.
We did not enter into new credit risk transfer transactions in the second quarter of 2020 due to adverse market conditions resulting from the COVID-19 pandemic. Market conditions improved in the second half of 2020, but we have not entered into any new transactions as we evaluate their costs and benefits, including a reduction in the capital relief these transactions provide under FHFA’s enterprise regulatory capital framework. We may engage in credit risk transfer

Fannie Mae 2020 Form 10-K	102

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
transactions in the future, which could help us manage capital and manage within our risk appetite, particularly given the growth and turnover in our book in 2020. The structure of and extent to which we engage in any additional credit risk transfer transactions will be affected by the enterprise regulatory capital framework, our risk appetite, the strength of future market conditions, including the cost of these transactions, and the review of our overall business and capital plan.
See “Risk Factors” in this report for additional information on the risks associated with the constraints on credit risk transfer transactions and “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters” in this report for more information on FHFA’s enterprise regulatory capital framework.
In 2020, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $182 billion at the time of the transactions. Below is a table that describes our various risk-transfer products. Because we did not enter into new credit risk transfer transactions in the last three quarters of 2020, the percentage of loans in our single-family conventional guaranty book of business with credit enhancement declined from 53% as of December 31, 2019 to 42% as of December 31, 2020.

Fannie Mae 2020 Form 10-K	103

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Categories of Our Credit Risk Transfer Transactions

	Transaction Description	Other Key Characteristics
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
• CAS debt is issued related to the first loss, mezzanine and senior loss risk positions.
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
• Presents minimal counterparty risk as we receive the proceeds that would reimburse us for certain credit events on the related loans upon the issuance of CAS.

CAS REMIC
CAS REMIC® transactions are similar to CAS transactions, with some key differences:
• CAS REMIC offerings are structured as notes that qualify as interests in a REMIC issued by a non-consolidated trust, not as corporate debt, but we obtain credit protection through arrangements that we execute with the trust.
• We recognize the cost of credit protection in “Credit enhancement expense” in our consolidated statements of operations and comprehensive income.
• We recognize the expected benefits from the credit protection in “Change in expected credit enhancement recoveries” in our consolidated statements of operations and comprehensive income.

CAS REMICs have characteristics similar to CAS, with some key differences:
• Enables expanded participation by real estate investment trusts and certain international investors.
• Aligns the timing of our recognition of credit losses with the related recovery from CAS REMIC transactions. We record the expected benefit and the loss in the same period with our adoption of the CECL standard in January 2020.
• Beginning with our July 2019 issuances: extended the stated final maturity date from 12.5 to 20 years from issuance, shortened the call option from 10 years to 7 years; and retained a smaller first loss position. These updates were primarily designed to further reduce the capital requirements associated with loans in the reference pool under FHFA’s conservatorship capital framework.
• Presents minimal counterparty risk as the CAS trust receives the proceeds that would reimburse us for certain credit events on the related loans upon the issuance of the CAS REMIC.

Fannie Mae 2020 Form 10-K	104

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Transaction Description	Other Key Characteristics
CAS Credit-linked notes (“CLN”)
CAS CLN transactions are similar to CAS REMIC transactions, with some key differences:
• In December 2019 we began offering CAS CLNs in addition to CAS REMICs. CAS CLNs allow us to obtain credit protection on reference pools containing seasoned loans such as Refi PlusTM loans.
• Since the loans used in our CAS CLNs were not tagged for use in a REMIC transaction at the time of acquisition, CAS CLNs do not qualify as interests in a REMIC. Since May 2018, we have taken a REMIC election on the majority of single-family loans we acquire.
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
• We make premium payments on CIRT deals that we recognize in “Credit enhancement expense” in our consolidated statements of operations and comprehensive income.

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
• Generally written for 10 or 12-1/2 year terms.

Lender risk-sharing	• Customized lender risk-sharing transactions. • In most transactions, lenders invest directly in a portion of the credit risk on mortgage loans they originate and/or service.
• Transactions are generally structured so that a portion of the credit risk on the underlying mortgage loans is shared without increasing our counterparty exposure.
• In March 2020, FHFA instructed us to wind down our single-family lender risk-sharing transactions by the end of 2020.

The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Outstanding as of December 31, 2020
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(5)(7)
	$971

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)(4)
	$1	$10	$17	$4	$1,021

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$6	$3
(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.

Fannie Mae 2020 Form 10-K	105

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $2.2 billion outstanding as of December 31, 2020.
(4)For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.
(5)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(6)For CAS transactions, “First Loss” represents all B tranche balances.
(7)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, $955 billion as of December 31, 2020.
While these deals are expected to mitigate some of our potential future credit losses, they are not designed to shield us from all losses. We retain a portion of the risk of future credit losses on loans covered by CAS and CIRT transactions, including a portion of the first loss positions and all of the senior loss positions. In addition, on our CAS transactions, we retain a pro rata share of risk equal to approximately 5% of all notes sold in mezzanine tranches. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $40 billion as of December 31, 2020.
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

Credit Risk Transfer Transactions
	For the Year Ended December 31,
	2020	2019
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$1,003	$981
CIRT transactions	382	360
Lender risk-sharing transactions	415	285
(1)Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS CLN transactions.
The following table displays the primary characteristics of the loans in our single-family conventional guaranty book of business without credit enhancement.

Single-Family Loans Currently without Credit Enhancement
	As of
	December 31, 2020		December 31, 2019
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$938	29%	$736	25%
Pre-credit risk transfer program inception(2)	462	14	608	20
Recently acquired(3)	934	29	287	10
Other(4)	286	9	246	8
Less: Loans in multiple categories	(751)	(23)	(481)	(16)
Total single-family loans currently without credit enhancement	$1,869	58%	$1,396	47%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi Plus loans.

Fannie Mae 2020 Form 10-K	106

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of December 31, 2020 or December 31, 2019.
Single-Family Problem Loan Management
Overview
Our problem loan management strategies are focused primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the loan servicer to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. When appropriate, we seek to move to foreclosure expeditiously.
Below we describe the following:
•delinquency statistics on our problem loans;
•efforts undertaken to manage our problem loans, including the role of servicers in loss mitigation, forbearances, loan workouts, and sales of nonperforming loans;
•metrics regarding our loan workout activities;
•REO management; and
•other single-family credit-related information, including our credit loss performance and credit loss concentration metrics, loss reserves and TDRs resulting from loan modifications.
We also provide ongoing credit performance information on loans underlying single-family Fannie Mae MBS and loans covered by single-family credit risk transfer transactions. For loans backing Fannie Mae MBS, see the “Forbearance and Delinquency Dashboard” available in the MBS section of our Data Dynamics® tool, which is available at www.fanniemae.com/datadynamics. For loans covered by credit risk transfer transactions, see the “Deal Performance Data” report available in the CAS and CIRT sections of the tool. Information on our website is not incorporated into this report. Information in Data Dynamics may differ from similar measures presented in our financial statements and other public disclosures for a variety of reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.

Fannie Mae 2020 Form 10-K	107

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Delinquency
The tables below display the delinquency status of loans and changes in the volume of seriously delinquent loans in our single-family conventional guaranty book of business. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process, expressed as a percentage of our single-family conventional guaranty book of business based on loan count. Management monitors the single-family serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with single-family loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of December 31,
	2020	2019	2018
Delinquency status:
30 to 59 days delinquent	1.02%	1.27%	1.37%
60 to 89 days delinquent	0.36	0.35	0.38
Seriously delinquent (“SDQ”)	2.87	0.66	0.76
Percentage of SDQ loans that have been delinquent for more than 180 days	67	49	49
Percentage of SDQ loans that have been delinquent for more than two years	3	11	12

	For the Year Ended December 31,
	2020	2019	2018
Single-family SDQ loans (number of loans):
Beginning balance	112,434	130,440	212,183
Additions	833,719	199,995	227,199
Removals:
Modifications and other loan workouts	(246,524)	(44,853)	(99,140)
Liquidations and sales	(58,019)	(55,472)	(79,105)
Cured or less than 90 days delinquent	(145,804)	(117,676)	(130,697)
Total removals	(450,347)	(218,001)	(308,942)
Ending balance	495,806	112,434	130,440
Our single-family serious delinquency rate increased in 2020 compared with 2019 and 2018 due to the economic dislocation caused by the COVID-19 pandemic, which sharply increased borrower participation in forbearance plans. A significant majority of our single-family seriously delinquent loan additions in 2020 have been in a COVID-19-related forbearance. As of December 31, 2020, single-family loans in forbearance comprised 78% of our single-family seriously delinquent loans.
Our single-family serious delinquency rate excluding loans in forbearance was 0.66% as of December 31, 2020. We monitor the single-family serious delinquency rate excluding loans that received a forbearance to better understand the impact that forbearance activity has had on the rate and to monitor loans that are seriously delinquent not as a result of COVID-19. We expect the COVID-19 pandemic to result in a continued higher single-family serious delinquency rate over the next several quarters compared to pre-pandemic levels.
Factors that affect our single-family serious delinquency rate include:
•the percentage of our loans that receive forbearance and the length of time they remain in forbearance;
•the pace and effectiveness of loan modifications and other workouts, including those related to the COVID-19 pandemic;
•the timing and volume of nonperforming loan sales we execute;
•pandemics and natural disasters;

Fannie Mae 2020 Form 10-K	108

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
•servicer performance; and
•changes in home prices, unemployment levels and other macroeconomic conditions.
Certain higher-risk loan categories, such as Alt-A loans and our 2005 through 2008 loan vintages, continue to exhibit higher-than-average delinquency rates. Single-family loans originated in 2005 through 2008 constituted 2% of our conventional single-family book of business as of December 31, 2020, but constituted 15% of our seriously delinquent single-family loans as of December 31, 2020 and drove 54% of our 2020 single-family credit losses.
The table below displays the serious delinquency rates for, and the percentage of our seriously delinquent single-family conventional loans represented by, the specified loan categories. Percentage of book amounts present the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of December 31,
	2020			2019			2018
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	12%	2.62%	19%	6%	0.32%	19%	6%	0.34%
Florida	6	9	4.17	6	8	0.84	6	10	1.16
Illinois	3	5	3.10	4	6	0.91	4	5	0.98
New Jersey	3	5	4.57	3	5	1.13	4	5	1.38
New York	5	7	4.79	5	8	1.18	5	8	1.40
All other states	64	62	2.59	63	67	0.64	62	66	0.73
Product type:
Alt-A(2)	1	5	9.32	2	9	2.95	2	11	3.35
Vintages:
2004 and prior	2	9	5.88	2	20	2.48	3	23	2.69
2005-2008	2	15	9.98	4	33	4.11	5	39	4.61
2009-2020	96	76	2.39	94	47	0.35	92	38	0.34
Estimated mark-to-market LTV ratio:
<= 60%	52	56	2.52	54	52	0.53	54	48	0.58
60.01% to 70%	17	18	3.73	17	17	0.80	18	17	0.87
70.01% to 80%	18	14	3.05	16	14	0.75	16	14	0.90
80.01% to 90%	9	9	4.17	8	9	1.00	8	10	1.24
90.01% to 100%	4	2	1.85	5	4	0.86	4	5	1.33
Greater than 100%	*	1	22.43	*	4	10.14	*	6	9.85
Credit enhanced:(3)
Primary MI & other(4)	21	27	4.36	22	26	0.96	21	26	1.11
Credit risk transfer(5)	30	37	3.69	45	16	0.27	39	10	0.24
Non-credit enhanced	58	51	2.36	47	66	0.79	53	69	0.85
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)For a description of our Alt-A loan classification criteria, see “MD&A—Glossary of Terms Used in This Report.”

Fannie Mae 2020 Form 10-K	109

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of December 31, 2020 was 42%.
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
Single-Family Loans in Forbearance
As a part of our relief programs, we are providing payment forbearance to borrowers experiencing a COVID-19-related financial hardship for up to 12 months or, for borrowers already in forbearance as of February 28, 2021, for a total of up to 15 months, provided that the forbearance does not result in the loan becoming greater than 15 months delinquent. We estimate that, through December 31, 2020, approximately 8% of the single-family loans, based on loan count of our conventional guaranty book of business as of March 31, 2020, have been in a COVID-19-related forbearance at some point between then and the end of the year (referred to as our “single-family cumulative forbearance take-up rate”). As shown in the tables below, many of these loans have since exited forbearance; therefore, the percentage of loans in our single-family conventional guaranty book of business in forbearance as of December 31, 2020 has declined to 3.0%. Some borrowers whose loans are in forbearance continue to make payments according to the original contractual terms of the loan notwithstanding the forbearance arrangement; we expect some of these borrowers will continue to do so and therefore remain current. The table below provides information on the delinquency and accrual status of our single-family loans in forbearance. We expect many of the loans in forbearance will resolve their delinquency through a payment deferral or other form of loan workout. As discussed below, servicers are required to contact borrowers prior to the end of forbearance to evaluate them for loan workout options that can support their successful transition out of forbearance.
We continue to accrue interest income on the vast majority of our single-family loans in forbearance because we have determined that collection of principal and interest on these loans is reasonably assured. For information on our updated application of our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic, see “Note 1, Summary of Significant Accounting Policies.”

Fannie Mae 2020 Form 10-K	110

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Delinquency and Accrual Status of Single-Family Loans in Forbearance
	As of December 31, 2020
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status
	(Dollars in millions)
Delinquency status:
Current	64,159	$12,110	12%	100%
30 to 59 days delinquent	40,653	7,672	8	97
60 to 89 days delinquent	35,107	6,658	7	85
Seriously delinquent:
90 to 180 days delinquent	126,611	24,961	24	85
180+ days delinquent	258,025	56,379	49	82
Total seriously delinquent	384,636	81,340	73	83
Total loans in forbearance(3)	524,555	$107,780	100%	86
Percentage of single-family conventional guaranty book of business	3.0%	3.4%

	As of December 31, 2019
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status
Delinquency status:	(Dollars in millions)
Current	454	$76	8%	100%
30 to 59 days delinquent	592	103	11	86
60 to 89 days delinquent	710	126	13	1
Seriously delinquent:
90 to 180 days delinquent	2,555	482	47	1
180+ days delinquent	1,104	204	21	*
Total seriously delinquent	3,659	686	68	*
Total loans in forbearance(3)	5,415	$991	100%	18
Percentage of single-family conventional guaranty book of business	*	*
*    Represents less than 0.5% of single-family conventional business guaranty book of business.
(1)Does not reflect a valuation allowance recorded on the unpaid principal balance of loans in forbearance of $1.8 billion and $33 million as of December 31, 2020 and 2019, respectively.
(2)Based on loan count.
(3)Amortized cost of these loans was $110.4 billion and $989 million as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, the vast majority of our single-family conventional loans in forbearance was due to borrowers experiencing a COVID-19-related financial hardship. As a result of the ongoing economic dislocation caused by the pandemic, we expect the number of single-family loans in forbearance to remain elevated through 2021 compared with pre-pandemic levels.

Fannie Mae 2020 Form 10-K	111

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below provides information on the credit profile of our single-family loans in forbearance with select high-risk characteristics. While the credit profile of our single-family loans in forbearance is somewhat weaker than the overall credit profile of our single-family conventional guaranty book of business, only 2% of our single-family loans in forbearance with a mark-to-market LTV ratio over 80% are not covered by mortgage insurance.

Select Higher-Risk Characteristics of Single-Family Loans in Forbearance
	As of December 31, 2020		As of December 31, 2019
	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance
Loans in forbearance with certain higher-risk characteristics:(1)
Estimated mark-to-market LTV ratio > 80%	62,144	15%	1,073	24%
Estimated mark-to-market LTV ratio > 80% without mortgage insurance	6,811	2	54	1
DTI > 43%	201,354	41	1,956	39
FICO credit score at origination < 680	159,017	26	2,395	42
(1) The higher-risk categories are not mutually exclusive.
As a part of our loss mitigation efforts, servicers must attempt to contact the borrower no later than 30 days before the end of the forbearance period to evaluate them for a workout option after the forbearance period. Those options include:
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
The table below displays the status as of the current period end of the single-family loans in our guaranty book of business that have received a forbearance, many of which have successfully transitioned out of forbearance. As shown in the forbearance status table below, a majority of loans that received forbearance during 2020 have resolved their delinquency through reinstatement, payment deferral, or a liquidation. We expect the percentage of loans that receive a modification upon transitioning out of forbearance to increase in 2021. See “MD&A— Single-Family Business—Single-Family Mortgage Credit Risk Management—Loan Workout Metrics” for additional information about actions taken by us to help reinstate a loan to current status.

Status of Single-Family Forbearance Loans
	As of December 31, 2020
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:
Active forbearance	524,555	40%
Payment deferral(1)	220,414	17
Modification(2)	13,277	1
Reinstated(3)	337,086	26
Other(4)	45,655	3
Total loans that received a forbearance in our single-family guaranty book of business	1,140,987	87
Loans that have received a forbearance, but liquidated	167,388	13
Total loans that have received a forbearance(5)	1,308,375	100%

Fannie Mae 2020 Form 10-K	112

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(1)As of December 31, 2020, 96% of loans that received a forbearance and subsequently received a payment deferral were current.
(2)Includes loans that are in trial modifications. As of December 31, 2020, 83% of loans that received a forbearance and subsequently received a completed modification were current.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(4)Includes loans that were delinquent upon the expiration of the forbearance arrangement as well as loans that exited forbearance through a repayment plan.
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.
Accrued Interest Receivable, Net on Single-Family Loans in Forbearance
As discussed in “Note 1, Summary of Significant Accounting Policies,” we have updated our application of our nonaccrual accounting policy for loans negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months. For those loans that are in a forbearance plan where we have provided relief beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured according to the updated policy. Our evaluation of whether the collection of principal and interest is reasonably assured considers the probability of default, the current value of the collateral, and any proceeds that are expected from contractually attached mortgage insurance. Once the forbearance period has ended, we will also consider the extent to which the borrower and the servicer have agreed to any of the loss mitigation options that are available. We then measure an allowance for expected credit losses on the unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. This update resulted in a significant portion of delinquent loans, including those in forbearance, remaining on accrual status.
Under the updated nonaccrual accounting policy, our allowance for accrued interest receivable considers both the loan’s principal and accrued interest receivable balances when assessing collectability, which requires significant management judgment. As such, our allowance for accrued interest receivable is subject to the same review processes, as well as other established governance and controls, used for our allowance for loan losses. The table below displays an aging analysis of our accrued interest receivable, net of allowance on single-family loans that are in a forbearance plan as of December 31, 2020. Accrued interest receivable on loans in forbearance as of December 31, 2019 was not material.

Aging of Accrued Interest Receivable, Net of Allowance on Single-Family Loans in Forbearance
As of December 31, 2020
(Dollars in millions)
Aging analysis of accrued interest receivable:
Current	$32
30 to 59 days delinquent	46
60 to 89 days delinquent	55
Seriously delinquent:
90 to 180 days delinquent	377
180+ days delinquent	1,427
Total accrued interest receivable	1,937
Allowance for accrued interest receivable	(173)
Total accrued interest receivable, net	$1,764
Principal and Interest Payments while Loans are in Forbearance
While a loan is in forbearance and backs an MBS trust, investors in the MBS are entitled to continue to receive principal and interest payments on the MBS even though the borrower is not required to make principal and interest payments. For the majority of loans in our single-family guaranty book of business, our Single-Family Servicing Guide has, until recently, required servicers to advance missed scheduled principal and interest payments to the MBS trusts until the loans were purchased from the MBS trusts. Because we typically do not purchase loans from MBS trusts while they are in forbearance, this servicer payment obligation could have continued for the entirety of the forbearance plan. Beginning August 2020, at FHFA’s instruction, we reduced our single-family servicers’ obligations to advance these missed borrower payments and only require servicers to advance missed scheduled principal and interest payments on a loan for the first four months of missed borrower payments. After four months, we make the missed scheduled principal and interest payments to the MBS trust for payment to MBS holders so long as the loan remains in the MBS trust. For the

Fannie Mae 2020 Form 10-K	113

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
year ended December 31, 2020, we advanced $1.2 billion in missed borrower principal and interest payments to MBS trusts for payment to MBS holders. See “Retained Mortgage Portfolio” for a description of when we purchase loans from single-family MBS trusts. Also, see “Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity” for information on the COVID-19 pandemic’s impact on our liquidity and debt funding needs.
Loan Workout Metrics
As a part of our credit risk management efforts, loan workouts represent actions taken by us to help reinstate a loan to current status and help homeowners stay in their home or to otherwise avoid foreclosure. Our loan workouts reflect various types of home retention solutions, including repayment plans, payment deferrals, and loan modifications. Our loan workouts also include foreclosure alternatives, such as short sales and deeds-in-lieu of foreclosure.
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
Home Retention Solutions
When a borrower cannot bring the loan current by reinstating the loan or through a repayment plan, we use our payment deferral and loan modification workout options to help resolve the loan’s delinquency. We developed a payment deferral workout option for borrowers impacted by COVID-19 that allows the borrower to defer up to 15 months of past-due payments, without interest, to the end of the loan term (or when the loan is refinanced, the property is sold or the loan is otherwise paid off before the end of the loan term). All other terms of the loan remain unchanged. We have also developed a payment deferral option for borrowers impacted by natural disasters. The total amount of principal and interest deferred to the end of the loan term for single-family loans was $1.5 billion for the year ended December 31, 2020.
Characteristics of our loan modifications may include:
•changes to the original mortgage terms such as product type, interest rate, amortization term, maturity date and/or unpaid principal balance;
•collection of less than the contractual amount due under the original loan; or
•receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan.
Our primary loan modification program is currently the Flex Modification program, which offers payment relief for eligible borrowers, targeting a 20% payment reduction.
Foreclosure Alternatives
We continue to focus on foreclosure alternatives for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as long-term unemployment or reduced income, divorce, or unexpected issues like medical bills, and is therefore no longer able to make the required mortgage payments. To avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to:
•accept a deed-in-lieu of foreclosure, whereby the borrower voluntarily signs over the title to their property to the servicer, or
•sell the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan.
These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales.

Fannie Mae 2020 Form 10-K	114

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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

Completed Loan Workout Activity
(Dollars in billions)

299.2
$62.9
$56.0
118.1
$19.0
$2.4
$16.6
56.3
$9.3
$1.6
$7.7
$1.6
$5.3
2018
2019
2020
Modifications¹
Other²
Payment deferrals
Number of loan workouts (in thousands)

(1)There were approximately 14,400 loans in a trial modification period that was not yet complete as of December 31, 2020.
(2)Includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Beginning with the year ended December 31, 2020, we exclude completed forbearance arrangements from the table. For year ended December 31, 2019, includes $105 million of completed forbearance arrangements that involve loans that were 90 days or more delinquent. For year ended December 31, 2018, includes $271 million of completed forbearance arrangements that involve loans that were 90 days or more delinquent.
The increase in home retention solutions in 2020 compared with 2019 was primarily driven by completed COVID-19-related payment deferrals, which has been the primary loan workout solution for borrowers exiting forbearance. Given the continuing impact of the pandemic, we expect higher loan workout activity to continue into 2021.
The decrease in home retention solutions in 2019 compared with 2018 was primarily driven by improved loan performance and a decrease in the volume of modifications and forbearances granted, which was elevated in 2018 due to the number of borrowers affected by major hurricanes in the second half of 2017.
The table below displays the percentage of our single-family loan modifications completed during 2019 and 2018 that were current or paid off one year after modification and, for modifications completed during 2018, two years after modification. The performance of these modified loans was impacted in 2020 by the economic dislocation caused by the COVID-19 pandemic.

Percentage of Single-Family Completed Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification
	2019 Modifications				2018 Modifications
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

One Year Post-Modification	60%	58%	60%	68%	72%	79%	78%	64%

Two Years Post-Modification					69	73	71	72

Fannie Mae 2020 Form 10-K	115

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Nonperforming and Reperforming Loan Sales
We also undertake efforts to mitigate credit losses and manage our problem loans by selling our reperforming and nonperforming loans, thereby removing them from our guaranty book of business. This problem loan management strategy is intended to reduce: the number of seriously-delinquent loans, the severity of losses incurred on these loans, and the capital we would be required to hold for such loans.
In recent years, this has been an integral component of our credit loss mitigation strategy. In 2020, we suspended new sales of nonperforming and reperforming loans in the second quarter, as investor interest in purchasing these loans was severely impacted by the COVID-19 pandemic. However, market conditions for the sale of these loans, particularly reperforming loans, improved following the second quarter, and we resumed sales of reperforming loans in the third quarter. During 2020, we sold approximately 50,500 reperforming loans with an aggregate unpaid principal balance of $7.5 billion.
FHFA is currently examining potential issues relating to sales of nonperforming and reperforming loans during the COVID-19 national emergency and has instructed us to refrain from engaging in such sales until at least February 28, 2021, or later if instructed by FHFA, while FHFA evaluates what additional loss mitigation requirements will apply to any future sales. For instance, although we already require purchasers to perform workout solutions like modifications to avoid foreclosure, we may attach additional terms to these sales that would require purchasers to offer borrowers protections included in existing legislation.
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Year Ended December 31,
	2020	2019	2018
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	17,501	20,156	26,311
Acquisitions by geographic area:(2)
Midwest	1,507	4,881	6,107
Northeast	1,237	4,867	6,460
Southeast	1,859	6,360	7,814
Southwest	1,021	2,892	3,713
West	433	1,667	2,001
Total REO acquisitions (1)	6,057	20,667	26,095
Dispositions of REO	(15,585)	(23,322)	(32,250)
End of period inventory of single-family REO properties(1)	7,973	17,501	20,156
Carrying value of single-family REO properties (dollars in millions)	$1,149	$2,290	$2,503
Single-family foreclosure rate(3)	0.04%	0.12%	0.15%
REO net sales price to unpaid principal balance(4)	88%	78%	77%
Short sales net sales price to unpaid principal balance(5)	81%	78%	77%
(1)Includes held-for-use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”
(2)See footnote 8 to the “Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” table for states included in each geographic region.
(3)Reflects the total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family conventional guaranty book of business as of the end of each period.
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

Fannie Mae 2020 Form 10-K	116

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The decline in single-family REO properties in 2020 compared with 2019 was primarily due to the suspension of foreclosures. In response to the pandemic and with instruction from FHFA, we have prohibited our servicers from completing foreclosures on our single-family loans through at least March 31, 2021, except in the case of vacant or abandoned properties.
We market and sell the majority of our foreclosed properties through local real estate professionals. Our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and to stabilize neighborhoods by preventing empty homes from depressing home values. In some cases, we use alternative methods of disposition, including selling homes to municipalities, other public entities or non-profit organizations, and selling properties through public auctions. We also engage in third-party sales at foreclosure, which allow us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.
As shown in the chart below, the majority of our REO properties are unable to be marketed at any given time because the properties are occupied, under repair, or are subject to state or local redemption or confirmation periods, or eviction moratoriums, which delays the marketing and disposition of these properties.
Although the total number of our REO properties decreased in 2020 compared with 2019, the COVID-19-related eviction moratorium on single-family REOs led to a larger portion of properties being classified as "unable to market,” as the majority of these properties were occupied.
Other Single-Family Credit Information
Single-Family Credit Loss Metrics and Loan Sale Performance
The single-family credit loss and loan sale performance measures below present information about gains or losses we realized on our single-family loans during the periods presented. The amount of these gains or losses in a given period is driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in conjunction with leading indicators such as serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit performance and the factors that impact our credit performance.
We revised the presentation of our single-family credit loss metrics in connection with our implementation of the CECL standard in January 2020, principally by separating the “Charge-offs, net of recoveries” line item into three line items: “Write-offs,” “Recoveries,” and “Write-offs on the redesignation of mortgage loans from HFI to HFS.” Because sales of nonperforming and reperforming loans have been an important part of our credit loss mitigation strategy in recent periods, we also provide information in the table below on our loan sale performance through the “Gains on sales and other valuation adjustments” line item.

Fannie Mae 2020 Form 10-K	117

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the components of our single-family credit loss metrics and loan sale performance.

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Year Ended December 31,
	2020			2019			2018
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Write-offs	$(177)			$(318)			$(698)
Recoveries	111			117			323
Foreclosed property expense	(157)			(523)			(604)
Credit losses and credit loss ratio	(223)	0.7	bps	(724)	2.5	bps	(979)	3.4	bps
Write-offs on the redesignation of mortgage loans from HFI to HFS(2)	(291)			(995)			(1,478)
Gains on sales and other valuation adjustments(3)	704			1,270			492
Net gains (losses) from credit losses, write-offs on redesignation, and gains on sales and other valuation adjustments, and related ratios	$190	(0.6)	bps	$(449)	1.5	bps	$(1,965)	6.8	bps
(1)Basis points are calculated based on the amount of each line item divided by the average single-family conventional guaranty book of business during the period.
(2)Consists of the lower of cost or fair value adjustment at time of redesignation.
(3)Consists of gains or losses realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower-of-cost-or-market adjustments on HFS loans, which are recognized in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
Our single-family credit losses and credit loss ratios decreased in 2020 compared with 2019 primarily due to reduced foreclosures driven mostly by the COVID-19-related foreclosure moratorium.
Our single-family write-offs on redesignation decreased in 2020 compared with 2019 primarily as a result of a reduction in the volume of reperforming loans redesignated from HFI to HFS in 2020.
Gains on sales and other valuation adjustments decreased in 2020 compared with 2019 primarily driven by a significant decrease in the volume of sales of single-family HFS loans.
We do not expect a substantial increase in our single-family credit losses in the near term as a result of COVID-19, as we are currently offering up to 15 months of forbearance to eligible single-family borrowers suffering financial hardship relating to the pandemic and because we have suspended foreclosures and certain foreclosure-related activities for single-family properties through at least March 31, 2021. Over the longer term, we expect the COVID-19 pandemic will result in higher single-family credit losses, as reflected in our increased allowance for loan losses since the inception of the pandemic. See “Risk Factors” for additional information on the potential credit risk impact of the COVID-19 pandemic.
For information on our credit-related income or expense, which includes changes in our allowance, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Single-Family Business Financial Results.”

Fannie Mae 2020 Form 10-K	118

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.

Single-Family Credit Loss Concentration Analysis
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)		Percentage of Single-Family Credit Losses(2)
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Geographical distribution:
California	19%	19%	7%	9%
Florida	6	6	9	12
Illinois	3	4	14	10
New Jersey	3	3	8	10
New York	5	5	9	9
All other states	64	63	53	50
Select higher-risk products:
Alt-A loans	1	2	14	17
Vintages:(3)
2004 and prior	2	2	13	12
2005 - 2008	2	4	54	61
2009 - 2020	96	94	33	27
(1)Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.
(2)Excludes the impact of recoveries resulting from resolution agreements related to representation and warranty matters and compensatory fee income related to servicing matters that have not been allocated to specific loans.
(3)Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.
The majority of our single-family credit losses in 2020 continued to be driven by loans originated in 2005 through 2008. However, these loans accounted for the majority of the decrease in our credit losses in 2019 compared with 2020. As a result, the percentage of overall credit losses driven by loans originated in more recent years increased, to 33% in 2020 from 27% in 2019, even as the amount of credit losses from these loans decreased.
Single-Family Loss Reserves
Our single-family loss reserves, which include our allowance for loan losses and the related accrued interest receivable, and our reserve for guaranty losses, provide for an estimate of credit losses in our single-family guaranty book of business. For periods beginning January 1, 2020, our measurement of loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard and requires consideration of a broader range of reasonable and supportable forecast information to develop credit loss estimates. For prior periods, single-family loss reserves were measured using an incurred loss impairment methodology for loans that were collectively evaluated for impairment. For further details on our previous single-family loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies.”

Fannie Mae 2020 Form 10-K	119

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below summarizes the changes in our single-family loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our single-family benefit or provision for credit losses see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Single-Family Loss Reserves
	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(8,779)	$(14,007)	$(19,155)	$(23,639)	$(28,325)
Transition impact of the adoption of the CECL standard	(1,231)	—	—	—	—
Benefit (provision) for credit losses	(73)	4,038	3,313	2,090	2,092
Write-offs	468	1,313	2,176	2,868	3,323
Recoveries	(111)	(117)	(323)	(445)	(638)
Other	153	(6)	(18)	(29)	(91)
Ending balance	$(9,573)	$(8,779)	$(14,007)	$(19,155)	$(23,639)

Write-offs, net of recoveries, as a percentage of the average single-family conventional guaranty book of business (in bps)	1.2	4.1	6.4	8.3	9.3

Loss reserves as a percentage of single-family:
Conventional guaranty book of business	0.30%	0.30%	0.49%	0.65%	0.83%
Nonaccrual loans at amortized cost	34.63	30.58	44.24	40.80	53.67
Certain higher risk loan categories as a percentage of single-family loss reserves:
2005-2008 loan vintages	46%	72%	76%	78%	81%
Alt-A loans	13	21	20	22	23

Troubled Debt Restructurings and Nonaccrual Loans
As discussed above, we modify loans as part of our home retention solutions. The majority of these loans, including those with trial modifications and loans to certain borrowers who received bankruptcy relief, are classified as TDRs.
The table below displays the unpaid principal balance of single-family HFI loans classified as TDRs.

Single-Family TDR Activity on HFI Loans
	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Beginning balance	$101,938	$123,951	$143,843
New TDRs	5,860	8,319	14,867
Foreclosures(1)	(689)	(1,794)	(2,446)
Payoffs and other reductions	(19,944)	(28,538)	(32,313)
Ending balance	$87,165	$101,938	$123,951
(1)    Consists of foreclosures, deeds-in-lieu of foreclosure, short sales and third-party sales.
In addition, we had single-family HFS loans classified as TDRs with an unpaid principal balance of $2.2 billion as of December 31, 2020, $2.0 billion as of December 31, 2019 and $2.1 billion as of December 31, 2018.
The decline in new TDRs in 2020 compared with 2019 and 2018 was a result of our election to account for certain eligible loss mitigation activities under the COVID-19 relief granted pursuant to the CARES Act and extended by the Consolidated Appropriations Act of 2021. To be eligible for this treatment, a loan must not have been more than 30 days

Fannie Mae 2020 Form 10-K	120

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
delinquent as of December 31, 2019, and the activity must occur between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the date on which the COVID-19 pandemic national emergency terminates. Accordingly, we do not expect to a see a significant increase in our single-family TDRs in 2021.
The decline in single-family foreclosures in 2020 compared with 2019 and 2018 was primarily due to the temporary suspension of foreclosures. In response to the pandemic and with instruction from FHFA, we have prohibited our servicers from completing foreclosures on our single-family loans through at least March 31, 2021, except in the case of vacant or abandoned properties.
The table below displays the single-family loans classified as TDRs that were on accrual status and single-family loans on nonaccrual status. The table includes our amortized cost in HFI and HFS single-family mortgage loans, as well as interest income forgone and recognized for on-balance sheet TDRs on accrual status and nonaccrual loans. For more information on TDRs and nonaccrual loans, see “Note 3, Mortgage Loans.”

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions)
TDRs on accrual status	$69,503	$81,634	$98,320	$110,043	$127,353
Nonaccrual loans	27,643	28,708	31,658	46,945	44,047
Total TDRs on accrual status and nonaccrual loans	$97,146	$110,342	$129,978	$156,988	$171,400
Accruing on-balance sheet loans past due 90 days or more(1)	$77,181	$191	$228	$353	$402

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$1,462	$1,524	$2,000	$3,009	$4,102
Interest income recognized(3)	3,691	4,513	5,292	5,705	5,996
(1)Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. As of December 31, 2020, the substantial majority of these loans had a COVID-19-related forbearance.
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
Our updated nonaccrual policy, combined with the elevated number of borrowers in forbearance, contributed to a significant increase in loans accruing on-balance sheet that were past due 90 days or more as of December 31, 2020. As discussed in “Note 1, Summary of Significant Accounting Policies,” we have updated the application of our accounting policy for nonaccrual loans that were negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months. If those loans are in a forbearance plan, where we have provided relief beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured according to the updated policy. We then measure an allowance for expected credit losses on the unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect.
This nonaccrual policy update resulted in an increase in our accrued interest receivable balance, as a significant portion of delinquent loans negatively impacted by the COVID-19 pandemic remained on accrual status. We have established a valuation allowance of $209 million as of December 31, 2020 on the total single-family accrued interest receivable balance based on our assessment of collectability. For those single-family loans that are six or more months delinquent as of December 31, 2020, we have recorded a total accrued interest receivable balance of $1.7 billion, for which we have established a valuation allowance of $167 million.

Fannie Mae 2020 Form 10-K	121

MD&A | Multifamily Business
Multifamily Business

Multifamily Primary Business Activities
Providing Liquidity for Multifamily Mortgage Loans
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities. Our Multifamily business works with our lender customers to provide funds to the mortgage market primarily by securitizing multifamily mortgage loans acquired from these lenders into Fannie Mae MBS, which are sold to investors or dealers. We also purchase multifamily mortgage loans and provide credit enhancement for bonds issued by state and local housing finance authorities to finance multifamily housing. Our Multifamily business also supports liquidity in the mortgage market through other activities, such as issuing structured MBS backed by Fannie Mae multifamily MBS and buying and selling multifamily agency mortgage-backed securities. We also continue to invest in low-income housing tax credit (“LIHTC”) multifamily projects to help support and preserve the supply of affordable housing.
Key Characteristics of the Multifamily Business
The Multifamily business has a number of key characteristics that distinguish it from our Single-Family business.
•Collateral: Multifamily loans are collateralized by properties that generate cash flows and effectively operate as businesses, such as garden and high-rise apartment complexes, seniors housing communities, cooperatives, dedicated student housing and manufactured housing communities.
•Borrowers and sponsors: Multifamily borrowers are entities that are typically owned, directly or indirectly, by for-profit corporations, limited liability companies, partnerships, real estate investment trusts and individuals who invest in real estate for cash flow and expected returns in excess of their original contribution of equity. Borrowers are typically single-asset entities, with the property as their only asset. The ultimate owner of a multifamily borrower is referred to as the borrower’s “sponsor.” We evaluate both the borrowing entity and its sponsor when considering a new transaction or managing our business. In this report, we refer to both the borrowing entities and their sponsors as “borrowers.” When considering a multifamily borrower, creditworthiness is evaluated through a combination of quantitative and qualitative data including liquid assets, net worth, number of units owned, experience in a market and/or property type, multifamily portfolio performance, access to additional liquidity, debt maturities, asset/property management platform, senior management experience, reputation, and exposures to lenders and Fannie Mae.
•Recourse: Multifamily loans are generally non-recourse to the borrowers.
•Lenders: During 2020, we executed multifamily transactions with 28 lenders. Of these, 23 lenders delivered loans to us under our DUS program described below. In determining whether to partner with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.
•Loan size: The average size of a loan in our multifamily guaranty book of business is $13 million.
•Underwriting process: Multifamily loans require detailed underwriting of the property’s operating cash flow. Our underwriting includes an evaluation of the property’s ability to support the loan, property quality, market and submarket factors, and ability to exit at maturity.
•Term and lifecycle: In contrast to the standard 30-year single-family residential loan, multifamily loans typically have terms of 5, 7 or 10 years, with balloon payments due at maturity.
•Prepayment terms: To protect against prepayments, most multifamily Fannie Mae loans and MBS impose prepayment premiums, primarily yield maintenance, consistent with standard commercial investment terms. This is in contrast to single-family loans, which typically do not have prepayment protection.
Delegated Underwriting and Servicing
Fannie Mae’s DUS program, which was initiated in 1988, is a unique business model in the commercial mortgage industry. Our DUS model aligns the interests of the lender and Fannie Mae. Our current 23-member DUS lender network, which is comprised of large financial institutions and independent mortgage lenders, continues to be our principal source of multifamily loan deliveries. DUS lenders are pre-approved and delegated the authority to underwrite and service loans on behalf of Fannie Mae in accordance with our standards and requirements. Delegation permits lenders to respond to customers more rapidly, as the lender generally has the authority to approve a loan within

Fannie Mae 2020 Form 10-K	122

MD&A | Multifamily Business
prescribed parameters. Based on a given loan’s unique characteristics and Fannie Mae’s established delegation criteria, lenders assess whether a loan must be reviewed by Fannie Mae. If review is required, Fannie Mae’s internal credit team will assess the loan’s risk profile to determine if it meets our risk tolerances. DUS lenders are required to share with us the risk of loss over the life of the loan, as discussed in more detail in “Multifamily Mortgage Credit Risk Management.” Since DUS lenders share in the credit risk, the servicing fee to the lenders includes compensation for credit risk.
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
Multifamily Credit Risk and Credit Loss Management
Our Multifamily business:
•Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in most multifamily transactions.
•Has entered into transactions that transfer an additional portion of Fannie Mae’s credit risk on some of the loans in our multifamily guaranty book of business through back-end credit risk transfer transactions.
•Works to maintain the credit quality of the multifamily book of business, prevent foreclosures through certain loss mitigation strategies such as forbearance or modification, reduce costs of defaulted multifamily loans, manage our REO inventory, and pursue contractual remedies from lenders, servicers, borrowers, and providers of credit enhancement.
See “Multifamily Mortgage Credit Risk Management” for discussion of our strategies for managing credit risk and credit losses on multifamily loans.
The Multifamily Markets in Which We Operate
In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population in all markets across the country, with the substantial majority of our focus on supporting rental housing that is affordable to families earning at or below the median income in their area. We serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Over 90% of the multifamily units we financed in 2020 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Our Multifamily business is organized and operated as an integrated commercial real estate finance business, addressing the spectrum of multifamily housing finance needs, including the need for smaller multifamily property financing and financing that serves low- and very low-income households.
•To meet the growing need for smaller multifamily property financing, we focus on the acquisition of small multifamily loans, which includes loans of up to $6 million in original unpaid principal balance. As of December 31, 2020, small loans represented 45% of our multifamily guaranty book of business by loan count and 7% based on unpaid principal balance.
•To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to provide housing to families earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low- and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2020, affordable loans represented approximately 10% of our multifamily guaranty book of business, based on unpaid principal balance, including $9.4 billion in bond credit enhancements.

Fannie Mae 2020 Form 10-K	123

MD&A | Multifamily Business
Multifamily Customers
Our multifamily lenders are primarily mortgage banking companies, large diversified financial institutions, and banks. During 2020, we executed multifamily transactions with 28 lenders. During 2020, our top five multifamily lender customers, in the aggregate, accounted for approximately 47% of our multifamily business volume, compared with approximately 48% in 2019. One of our customers, Walker & Dunlop, accounted for 15% of our 2020 multifamily business volume. No other customers accounted for more than 10% of our multifamily business volume in 2020.
We have a diversified funding base of domestic and international investors. Purchasers of multifamily Fannie Mae MBS include fund managers, commercial banks, pension funds, insurance companies, corporations, state and local governments, and other municipal authorities. Our Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) investors include fund managers, hedge funds and insurance companies, while our Multifamily CIRTTM (“MCIRTTM”) transactions are executed with insurers and reinsurers.
Multifamily Competition
Our primary competitors for the acquisition of multifamily mortgage assets and issuance of multifamily mortgage-related securities are Freddie Mac, life insurers, U.S. banks and thrifts, other institutional investors, Ginnie Mae and private-label issuers of commercial mortgage-backed securities.
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing, credit standards and loan structures, as well as investor demand for our and our competitors’ mortgage-related securities. Our competitive environment also may be affected by many other factors, including changes in our obligations under our senior preferred stock purchase agreement with Treasury or in our capital requirements; new legislation or regulations applicable to us, our customers or investors; and digital innovation and disruption in our markets. The Director of FHFA has indicated that, during conservatorship, Fannie Mae and Freddie Mac should reduce competition with each other and FHA. As a result, our ability to compete depends on our pricing and on our ability to address and adapt to changing lender and borrower preferences and changes made in pursuit of housing finance reform. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform,” “Business—Legislation and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, were negatively impacted in many parts of the country throughout 2020 by the economic dislocation stemming from the COVID-19 pandemic.
•Vacancy rates. Based on preliminary third-party data, the estimated national multifamily vacancy rate for institutional investment-type apartment properties as of December 31, 2020 increased to 6.0% compared with 5.8% as of September 30, 2020 and 5.5% as of December 31, 2019. The estimated vacancy rate is consistent with its estimated average rate of about 6.0% over the last 10 years. We believe that elevated levels of new supply delivered during the fourth quarter, especially in higher cost metros and submarkets that have been experiencing a decline in multifamily demand, pushed the national vacancy level higher at year-end 2020.
•Rents. Effective rents are estimated to have declined by 0.8% in 2020 and by 0.5% during the fourth quarter of 2020 compared with a decline of 0.3% in the third quarter of 2020. Assuming full-year 2020 has negative national rent growth, this would mark the first time that annualized rent growth was negative since 2009.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas. Based on current multifamily property sales data, transaction volumes in 2020 were lower than in previous years yet capitalization rates appear to have remained low. This may be due to property owners choosing to retain their multifamily properties despite declining rent levels rather than accepting a discounted offer, as well as commercial real estate investors remaining interested in multifamily rather than other hard-hit sectors such as hospitality and retail, thus keeping overall property values relatively stable.
Despite construction delays earlier in the year, the most recent third-party estimates indicate that approximately 396,000 new multifamily units were completed in 2020. We believe this additional supply resulted in rising concession rates overall in many places across the country.
We expect the multifamily sector to be impacted in the first half of 2021 from a rising national vacancy rate and declining rents, but overall we still expect the multifamily residential sector to perform well relative to other commercial real estate property types for the year.

Fannie Mae 2020 Form 10-K	124

MD&A | Multifamily Business | Multifamily Market Activity

Multifamily Market Activity
We remained a continuous source of liquidity in the multifamily market in 2020. We owned or guaranteed approximately 21% of the outstanding debt on multifamily properties as of September 30, 2020 (the latest date for which information is available).
Multifamily Mortgage Debt Outstanding(1)
(Dollars in trillions)
(1)The mortgage debt outstanding as of September 30, 2020 is based on the Federal Reserve’s December 2020 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior-period amounts have been updated to reflect revised historical data from the Federal Reserve.
Multifamily Business Metrics
The multifamily loans we acquired in 2020 had a strong overall credit risk profile, consistent with our acquisition policy and standards, which we describe in "Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards."
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.

Fannie Mae 2020 Form 10-K	125

MD&A | Multifamily Business | Multifamily Business Metrics

Our multifamily new business volume increased in 2020 compared with 2019 driven by the economic dislocation resulting from the COVID-19 pandemic as some other market participants were less active in the market.
FHFA’s 2020 conservatorship scorecard included an objective to maintain the dollar volume of new multifamily business at or below $100 billion for the five-quarter period from October 1, 2019 through December 31, 2020. Pursuant to FHFA’s guidelines, at least 37.5% of our multifamily business during that time period had to be mission-driven, affordable housing, which includes loans on targeted affordable properties and loans on other properties with affordable units that meet certain income criteria. Our multifamily new business volume remained under the cap by $5.9 billion. Acquisition volume was $18.1 billion for the fourth quarter of 2019 and $76.0 billion for 2020 to total $94.1 billion over the five-quarter period, including over 37.5% in mission-driven, affordable housing activity.
In the fourth quarter of 2020, FHFA established a 2021 multifamily volume cap of $70 billion in new business volume over the four-quarter period from January 1, 2021 through December 31, 2021. FHFA also announced the requirement that at least 50% of our 2021 multifamily business volume must be mission-driven, focused on certain affordable and underserved market segments, which consists of loans on properties affordable for residents who earn 80% of area median income or below, with special provisions for rural housing and for manufactured housing communities. Furthermore, FHFA’s 2021 multifamily volume cap requires that a minimum of 20% of our multifamily loan purchases in 2021 must be affordable to residents at 60% of area median income or below. Loan purchases that meet the minimum 20% requirement may also count as loan purchases that meet the minimum 50% requirement.
Included in the January 2021 amendment to the senior preferred stock purchase agreement are certain restrictions on Fannie Mae’s business activities, including our Multifamily business volume. We may not acquire more than $80 billion in multifamily mortgage assets calculated in any 52-week period. FHFA will adjust the dollar amount of this limitation on multifamily mortgage purchase activity up or down at the end of each calendar year based on changes to the consumer price index. Additionally, at least 50% of our multifamily acquisitions in any calendar year must, at the time of acquisition, be classified as mission-driven, consistent with FHFA guidelines. We understand that the $70 billion multifamily volume cap and related requirements established by FHFA in the fourth quarter of 2020 remain in effect for calendar year 2021, and that the $80 billion limit on multifamily mortgage purchase activity established under the senior preferred stock purchase agreement operates as an independent limit on our prospective multifamily loan acquisitions. We are assessing the operational and business impacts of the new covenants in the senior preferred stock purchase agreement and our compliance with them, including how these new limitations will impact, and may require changes to our underwriting standards and requirements for acquisitions of multifamily loans. These changes may impact the overall volume and types of multifamily loans we acquire in 2021. We also continue to discuss certain interpretive questions about the new covenants with FHFA. For information on how conservatorship may affect our business activities see, “Risk Factors.”
Our multifamily business securitizes the vast majority of mortgage loans we acquire through lender swap transactions. We also support liquidity in the market through issuing structured MBS backed by Fannie Mae MBS.
Multifamily Fannie Mae MBS Issuances
(Dollars in billions)
(1)A portion of structured securities issuances may be backed by Fannie Mae MBS issued during the same period and held by Fannie Mae. Structured securities backed by Fannie Mae MBS held by a third party are not included in the multifamily Fannie Mae MBS structured security issuance amounts.

Fannie Mae 2020 Form 10-K	126

MD&A | Multifamily Business | Multifamily Business Metrics

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

Fannie Mae 2020 Form 10-K	127

MD&A | Multifamily Business | Multifamily Financial Results

Multifamily Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(Dollars in millions)
Net interest income	$3,364	$3,280	3,111	$84	$169
Fee and other income	94	113	105	(19)	8
Net revenues	3,458	3,393	3,216	65	177
Fair value gains (losses), net	38	2	(89)	36	91
Administrative expenses	(509)	(458)	(428)	(51)	(30)
Credit-related expense(2)	(623)	(19)	(17)	(604)	(2)
Credit enhancement expense	(220)	(207)	(165)	(13)	(42)
Change in expected credit enhancement recoveries(3)	144	—	—	144	—
Other income, net(4)	103	170	128	(67)	42
Income before federal income taxes	2,391	2,881	2,645	(490)	236
Provision for federal income taxes	(467)	(558)	(432)	91	(126)
Net income	$1,924	$2,323	2,213	$(399)	$110
(1)See “Note 1, Summary of Significant Accounting Policies” for more information about the change in presentation of our yield maintenance fees. Prior-period amounts have been adjusted to reflect the current year change in presentation. Also see “Note 10, Segment Reporting” for information about our segment allocation methodology.
(2)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related expense for the year ended December 31, 2019 and 2018 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
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

Net interest income

Multifamily net interest income increased in 2020 compared with 2019 primarily due to higher guaranty fee income due to an increase in our multifamily guaranty book of business and an increase in average charged guaranty fees, partially offset by lower yield maintenance fees and lower net interest income on other portfolios as a result of declining interest rates.

Multifamily net interest income increased in 2019 compared with 2018 primarily due to an increase in guaranty fee income as a result of growth in the size of our multifamily guaranty book of business, partially offset by a decrease in average charged guaranty fees on the multifamily guaranty book.

Fannie Mae 2020 Form 10-K	128

MD&A | Multifamily Business | Multifamily Financial Results
Credit-related expense

Credit-related expense in 2020 was primarily driven by an increase in our allowance due to losses we expect to incur as a result of the COVID-19 pandemic.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for more information on our multifamily provision for credit losses.

_____________________________________________________________________________

Other income, net

Other income, net decreased in 2020 compared with 2019 primarily due to higher debt extinguishment losses in 2020, driven by the interest rate environment in the first quarter of 2020.

Multifamily Mortgage Credit Risk Management
The credit risk profile of a loan in our multifamily book of business is influenced by:
•the current and anticipated cash flows from the property;
•the type and location of the property;
•the condition and value of the property;
•the financial strength of the borrower;
•market trends; and
•the structure of the financing.
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

Fannie Mae 2020 Form 10-K	129

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
conservative estimate of the debt service payments (for example, loans with an interest-only period). This approach is used for all loans, including those with full and partial interest-only terms.
To address possible fluctuations in borrower income and expenses resulting from the COVID-19 pandemic, we instituted additional reserve requirements in 2020 for certain new multifamily loan acquisitions depending on the product type, LTV ratio and DSCR.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of December 31,
	2020	2019	2018
Weighted-average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	10	11	12
Full interest-only loans	30	27	24
Partial interest-only loans(1)	51	51	49
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
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans. Lenders in the DUS program may also share in loan-level credit losses up to the first 5% of the unpaid principal balance of the loan and then share with us any remaining losses up to a prescribed limit.
Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of December 31, 2020, 2019 and 2018. In certain situations, to effectively manage our counterparty risk, we do not allow the lender to fully share in one-third of the credit risk, but have them share in a smaller portion.
While not a large portion of our multifamily guaranty book of business, our non-DUS lenders typically also have lender risk-sharing, where the lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance. These risk-sharing agreements not only transfer credit risk, but also better align our interests with those of the lenders.
Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2020 and as of December 31, 2019.
To complement our front-end lender-risk sharing program through our DUS model, we engage in back-end credit risk transfer transactions through our multifamily CIRT and MCAS transactions. In our multifamily CIRT transactions we transfer a portion of Fannie Mae’s mortgage credit risk on multifamily loans in our multifamily guaranty book of business to insurers or reinsurers. We retain an initial portion of losses on the loans in the pool and reinsurers cover losses above this retention amount up to a detachment point. We retain all losses above this detachment point. The insurance layer typically provides coverage for losses on the pool that are likely to occur only in a stressed economic environment.
We did not enter into new credit risk transfer transactions in the second quarter of 2020 due to adverse market conditions resulting from the COVID-19 pandemic. Market conditions improved in the second half of 2020, but we have not entered into any new transactions as we evaluate their costs and benefits, including a reduction in the capital relief these transactions provide under FHFA’s enterprise regulatory capital framework. We may engage in credit risk transfer transactions in the future, which could help us manage capital and manage within our risk appetite, particularly given the growth and turnover in our book in 2020. The structure of and extent to which we engage in any additional credit risk transfer transactions will be affected by the enterprise regulatory capital framework, our risk appetite, the strength of future market conditions, including the cost of these transactions, and the review of our overall business and capital plan.

Fannie Mae 2020 Form 10-K	130

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the number of transactions and unpaid principal balance of multifamily mortgage loans covered by a back-end credit risk transfer transaction at the time of issuance. The table also includes the total unpaid principal balance and percentage of loans in our multifamily guaranty book of business that are covered by a back-end credit risk transfer transaction. The table does not reflect front-end lender risk-sharing arrangements, as only a small portion of our multifamily guaranty book of business does not include these arrangements.

Multifamily Back-End Credit Risk Transfer Activity
	For the Year Ended December 31, 2020		Inception to December 31, 2020
	Number of Back-End Credit Risk Transfer Transactions	Unpaid Principal Balance Covered at Issuance	Number of Back-End Credit Risk Transfer Transactions	Unpaid Principal Balance Covered at issuance
	(Dollars in millions)
MCIRT	1	$8,720	8	$80,617
MCAS	1	12,212	2	29,293
Total	2	$20,932	10	$109,910

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of December 31,
	2020		2019
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$72,166	19%	$66,851	20%
MCAS	28,968	7	17,077	5
Total	$101,134	26%	$83,928	25%
Our back-end multifamily credit-risk sharing transactions were primarily designed to further reduce the capital requirements associated with loans in the reference pool under FHFA’s conservatorship capital framework with the associated benefit of additional credit risk protection in the event of a stress environment. We transfer multifamily credit risk through lender risk sharing at the time of acquisition, but our multifamily back-end credit risk transfer activity occurs later, typically up to a year or more after acquisition.
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size, and credit enhancement coverage are important factors that influence credit performance and may help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of December 31, 2020 and 2019. Our estimates of current DSCRs are based on the latest available income information for these properties and exclude co-op loans. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer. Accordingly, the financial information we have received from borrowers may not reflect the most recent impacts of the COVID-19 pandemic.
In addition to the factors described above, we track credit risk characteristics to determine the loan credit quality indicators, which are the internal risk categories we use and are further discussed in “Note 3, Mortgage Loans”:
•the physical condition of the property;
•delinquency status;

Fannie Mae 2020 Form 10-K	131

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
•the relevant local market and economic conditions that may signal changing risk or return profiles; and
•other risk factors.
For example, we closely monitor rental payment trends and vacancy levels in local markets, as well as capitalization rates, to identify loans that merit closer attention or loss mitigation actions. We manage our exposure to refinancing risk for multifamily loans maturing in the next several years. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to these loans. The primary asset management responsibilities for our multifamily loans are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ performance for compliance with our asset management criteria.
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
Delinquency Statistics on our Problem Loans
The percentage of our multifamily loans classified as substandard increased as of December 31, 2020 compared with December 31, 2019, due to loans in a COVID-19-related forbearance. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments or are in forbearance, we continue to monitor the performance of the full substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate increased to 0.98% as of December 31, 2020, compared with 0.04% as of December 31, 2019, due to the economic dislocation caused by the COVID-19 pandemic, which increased borrower participation in forbearance plans. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Our multifamily serious delinquency rate, excluding loans that received a forbearance, was 0.03% as of December 31, 2020. We monitor the multifamily serious delinquency rate excluding loans that received a forbearance to better understand the impact that forbearance activity has had on the rate and to monitor loans that are seriously delinquent not as a result of COVID-19.
COVID-19 Forbearance and Multifamily Eviction Moratorium
We initially offered forbearance relief to multifamily borrowers by delegating to our lenders the authority to execute a forbearance agreement with a multifamily borrower experiencing a documented financial hardship due to the COVID-19 pandemic for up to three monthly payments, beginning with the first missed monthly payment occurring after February 1, 2020. Effective July 1, 2020, we delegated to our lenders the ability to extend forbearance for up to three additional monthly payments for most loan types. For certain types of loans, such as seniors housing loans and loans with unpaid principal balances above $50 million, Fannie Mae determines whether to extend forbearance relief. For any forbearance request extending beyond six months, Fannie Mae does not delegate the decision and will determine itself whether to extend relief. For forbearance of any duration after July 1, 2020, the borrower is required to bring the loan current within a time period determined by multiplying the number of months of forbearance by four. For example, if a borrower receives a six-month forbearance period, the borrower would be required to make all missed payments over a period of 24 months. The borrower may also repay the missed payments in a lump sum at any time. In exchange for receiving forbearance, borrowers must agree to suspend tenant evictions for nonpayment of rent, provide monthly operating statements and remit any excess cash flow to our servicers on a monthly basis, to be held until the end of the forbearance period and then applied to missed mortgage payments. In addition, effective August 20, 2020, borrowers with new, extended or amended forbearance agreements must also provide each residential tenant with specified written notices regarding the protections available to them and certify their compliance with these notification requirements.

Fannie Mae 2020 Form 10-K	132

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
In January 2021, the CDC extended the moratorium on evictions through March 31, 2021, as described in “Business—Legislation and Regulation—U.S. Government Response to COVID-19—Relief for Individuals and Businesses; Federal Eviction Moratoriums.”
Multifamily Loan Forbearance
Since the COVID-19 pandemic was declared a national emergency in March 2020, we have broadly offered forbearance to affected multifamily borrowers. We estimate that, through December 2020, approximately 1.5% of our multifamily book of business as of March 31, 2020, based on unpaid principal balance, had been in a COVID-19-related forbearance at some point in time. As shown in the table below, some of these loans have exited forbearance into a repayment plan, have reinstated, have defaulted, or have since liquidated.
The table below displays the status as of December 31, 2020 of the multifamily loans in our guaranty book of business that have received a forbearance, as well as the serious delinquency rate of such loans. As of December 31, 2020, nearly all of our multifamily loans in forbearance were associated with a COVID-19-related financial hardship. Seniors housing loans, which constituted 4.5% of our multifamily guaranty book of business as of December 31, 2020, comprised approximately 40% of the total unpaid principal balance of multifamily loans that received a forbearance and remained in our multifamily guaranty book as of December 31, 2020.

Status and SDQ Rate of Multifamily Forbearance Loans
	As of December 31, 2020
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Percentage of Loans on Accrual Status	Serious Delinquency Rate
	(Dollars in millions)
Loans that received a forbearance, by status:(1)
Active forbearance(2)	88	$1,689	0.4%	32%	32%	100%
Repayment plan	183	2,707	0.8	52	82	61
Reinstated(3)	56	491	0.1	10	100	—
Defaulted(4)	33	325	0.1	6	—	100
Total loans that received a forbearance	360	5,212	1.4	100%	63	71
Loans that have not received a forbearance	28,285	379,335	98.6	—	100	0.03
Total multifamily guaranty book of business	28,645	$384,547	100%	1.4%	99%	0.98%
(1)Does not include $123 million in Multifamily loans that received a forbearance, but liquidated prior to period end.
(2)Includes loans that are in the process of extending their forbearance.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan.
(4)Includes loans that are no longer in forbearance and are not on a repayment plan. Loans in this population may proceed to other loss mitigation activities, such as foreclosure or modification.
As discussed in “Note 1, Summary of Significant Accounting Policies,” we have updated our application of our nonaccrual accounting policy for those loans negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months. Multifamily loans that are in a forbearance plan beyond six months past due are placed on nonaccrual status unless the loan is both well secured and in the process of collection.
For multifamily loans that received forbearance and were in our book of business as of December 31, 2020, we have recorded a total accrued interest receivable balance of $84 million, for which we have established a valuation allowance of $7 million.

Fannie Mae 2020 Form 10-K	133

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
REO Management
The number of multifamily foreclosed properties held for sale was 14 properties with a carrying value of $114 million as of December 31, 2020, compared with 12 properties with a carrying value of $72 million as of December 31, 2019. We expect an increase in our multifamily foreclosed properties due to loans that receive a COVID-19 forbearance but do not enter a repayment plan or other modification.
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

Multifamily Credit Loss Performance Metrics
	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Write-offs(1)	$(136)	$(8)	$(4)
Recoveries(2)	1	4	—
Foreclosed property income (expense)	(20)	8	(13)
Credit income (losses)	(155)	4	(17)
Freestanding loss-sharing benefit(3)	21	—	—
Credit income (losses), net of freestanding loss-sharing benefit	$(134)	$4	$(17)

Credit (income) loss ratio (in bps)(4)	4.3	(0.1)	0.6
Credit (income) loss ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	3.7	N/A	N/A
Multifamily initial write-off severity rate(5)	22.8%	21.6%	17.1%
Multifamily loan write-off count	11	5	11
(1)Includes loan write-offs pursuant to the Advisory Bulletin. Write-offs associated with non-REO sales are net of loss sharing.
(2)For 2020, excludes estimated recoveries of $61 million relating to amounts previously written off pursuant to the Advisory Bulletin. Under the CECL standard we adopted on January 1, 2020, estimated recoveries of amounts previously written off due to improved valuations are recorded as a component of “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income and are adjusted over time as expectations change. The changes in expected loss-sharing benefit associated with these recoveries are included in the Freestanding loss-sharing benefit.
(3)Represents expected benefits that we receive upon foreclosure as a result of certain freestanding credit enhancements, primarily multifamily DUS lender risk-sharing transactions, as well as the expected loss-sharing benefit from write-offs pursuant to the Advisory Bulletin. These benefits are recorded in “Change in expected credit enhancement recoveries” in our consolidated statements of operations and comprehensive income. Prior to the adoption of the CECL standard, benefits from lender risk-sharing transactions were included in “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income.
(4)Calculated based on the amount of “credit income (losses)” and “credit income (losses), net of freestanding loss-sharing benefit,” divided by the average multifamily guaranty book of business during the period.
(5)Rate is calculated as the initial write-off amount divided by the average defaulted unpaid principal balance. The rate excludes write-offs pursuant to the provisions of the Advisory Bulletin and any costs, gains or losses associated with REO after initial acquisition through final disposition. Write-offs are net of lender loss-sharing agreements.
Our multifamily credit losses increased in 2020 compared with 2019 driven by a write down in the value of a seniors housing portfolio during 2020 following its default on its forbearance agreement.

Fannie Mae 2020 Form 10-K	134

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
We expect our multifamily credit losses will be higher over the long term as a result of the COVID-19 pandemic as reflected in our increased allowance for loan losses since the inception of the pandemic. See “Risk Factors” for additional information on the potential credit risk impact of the COVID-19 pandemic.
Multifamily Loss Reserves
Our multifamily loss reserves, which include our allowance for loan losses and the related accrued interest receivable, and our reserve for guaranty losses, provide for an estimate of credit losses in our multifamily guaranty book of business. For periods beginning January 1, 2020, our measurement of loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard and requires consideration of a broader range of reasonable and supportable forecast information to develop credit loss estimates. For prior periods, multifamily loss reserves were measured using an incurred loss methodology. For further details on our previous multifamily loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies.”
The table below summarizes the changes in our multifamily loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our multifamily provision for credit losses, see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Multifamily Loss Reserves
	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(268)	$(245)	$(245)	$(196)	$(265)
Transition impact of the adoption of the CECL standard(1)	(490)	—	—	—	—
Benefit (provision) for credit losses	(602)	(27)	(4)	(49)	63
Write-offs	136	8	4	3	11
Recoveries	(1)	(4)	—	(3)	(6)
Other	—	—	—	—	1
Ending balance	$(1,225)	$(268)	$(245)	$(245)	$(196)

Expected benefit of freestanding credit enhancements on multifamily loans not netted against loss reserves as of the end of the period(2)	$358	N/A	N/A	N/A	N/A
Loss reserves as a percentage of multifamily guaranty book of business	0.32%	0.08%	0.08%	0.09%	0.08%
(1)Includes the transition impact of $221 million for the reclassification of freestanding credit enhancements, such as DUS lender risk-sharing, to “Other assets” from “Allowance for loan losses” on our consolidated balance sheets.
(2)Prior to our adoption of the CECL standard on January 1, 2020, benefits for freestanding credit enhancements of $92 million as of December 31, 2019, $82 million as of December 31, 2018, $83 million as of December 31, 2017 and $85 million as of December 31, 2016 were netted against our multifamily loss reserves. As of January 1, 2020, these credit enhancements are recorded in “Other assets” in our consolidated balance sheets.

Fannie Mae 2020 Form 10-K	135

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions)
TDRs on accrual status	$29	$66	$55	$87	$141
Nonaccrual loans	2,073	439	492	424	403
Total TDRs on accrual status and nonaccrual loans	$2,102	$505	$547	$511	$544
Accruing on-balance sheet loans past due 90 days or more	$610	$—	$—	$—	$—

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$19	$16	$22	$17	$21
Interest income recognized(2)	60	3	3	7	9
(1)Represents the amount of interest income we did not recognize, but would have recognized during the period, for nonaccrual loans and TDRs on accrual status as of the end of each period had the loans performed according to their original contractual terms.
(2)Represents interest income recognized during the period, including the amortization of any deferred cost basis adjustments, for loans classified as TDRs on accrual status or nonaccrual loans held as of the end of each period. Primarily includes amounts accrued while the loans were performing. For 2020, as a result of the update to our application of our nonaccrual policy, cash received on nonaccrual loans in a forbearance plan are applied as a reduction of accrued interest receivable until the receivable has been reduced to zero, and then recognized as interest income.
The decrease in TDRs on accrual status in 2020 compared with prior years was a result of our election to account for eligible COVID-19-related loss mitigation activities as permitted under the CARES Act and extended by the Consolidated Appropriations Act of 2021, which provide relief from TDR accounting and disclosure requirements for our forbearance plans and loan modifications.
In the second quarter of 2020, we updated our application of our nonaccrual accounting policy for those loans negatively impacted by the COVID-19 pandemic. For loans that were current as of March 1, 2020 and subsequently become delinquent, we continue to accrue interest income for up to six months according to the updated policy. Multifamily loans in a forbearance plan beyond six months past due are placed on nonaccrual status unless the loan is both well secured and in the process of collection. See “Note 1, Summary of Significant Accounting Policies” for more information on our accounting for TDRs and nonaccrual loans.
The update to the nonaccrual policy, combined with elevated levels of multifamily loans that received a COVID-19 related forbearance during 2020, contributed to an increase in loans accruing on-balance sheet that were past due 90 days or more as of December 31, 2020, to the extent that the loans were not beyond six months past due or both in the process of collection and well secured. Loans that received a COVID-19 forbearance that became more than six months delinquent and were placed on nonaccrual status contributed to the increase in nonaccrual loans as of December 31, 2020.
Liquidity and Capital Management

Liquidity Management
Our business activities require that we maintain adequate liquidity to fund our operations. Our liquidity risk management requirements are designed to address our liquidity and funding risk, which is the risk that we will not be able to meet our obligations when they come due, including the risk associated with the inability to access funding sources or manage fluctuations in funding levels. Liquidity and funding risk management involves forecasting funding requirements,

Fannie Mae 2020 Form 10-K	136

MD&A | Liquidity and Capital Management
maintaining sufficient capacity to meet our needs based on our ongoing assessment of financial market liquidity and adhering to our regulatory requirements.
Primary Sources and Uses of Funds
Our liquidity depends largely on our ability to issue debt in the capital markets, including both corporate debt and sales of our MBS securities. Our status as a government-sponsored enterprise and federal government support of our business continue to be essential to maintaining our access to the debt markets.
Our primary sources of cash include:
•issuance of long-term and short-term corporate debt;
•proceeds from the sale of mortgage-related securities, mortgage loans and other investments portfolio, including proceeds from sales of foreclosed real estate assets;
•principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;
•guaranty fees received on Fannie Mae MBS, including the TCCA fees collected by us on behalf of Treasury;
•payments received from mortgage insurance counterparties and other providers of credit enhancement; and
•borrowings we may make under a secured intraday funding line of credit or against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements.
Our primary uses of funds include:
•the repayment of matured, redeemed and repurchased debt;
•the purchase of mortgage loans (including delinquent loans from MBS trusts), mortgage-related securities and other investments;
•interest payments on outstanding debt;
•administrative expenses;
•losses, including advances for past due principal and interest, incurred in connection with our Fannie Mae MBS guaranty obligations;
•payments of federal income taxes;
•payments of TCCA fees to Treasury; and
•payments associated with our credit risk transfer programs.
Liquidity and Funding Risk Management Practices and Contingency Planning
Our liquidity position could be adversely affected by many factors, both internal and external to our business, including:
•actions taken by FHFA, the Federal Reserve, Treasury or other government agencies;
•legislation relating to us or our business;
•a U.S. government payment default on its debt obligations;
•a downgrade in the credit ratings of our senior unsecured debt or the U.S. government’s debt from the major ratings organizations;
•a systemic event leading to the withdrawal of liquidity from the market;
•an extreme market-wide widening of credit spreads;
•public statements by key policy makers;
•a significant decline in our net worth;
•potential investor concerns about the adequacy of funding available to us under or changes to the senior preferred stock purchase agreement;
•loss of demand for our debt, or certain types of our debt from a significant number of investors;
•a significant credit event involving one of our major institutional counterparties;
•a sudden catastrophic operational failure in the financial sector; or
•elimination of our status as a government-sponsored enterprise.
See “Risk Factors” for a discussion of factors that could adversely affect our liquidity.

Fannie Mae 2020 Form 10-K	137

MD&A | Liquidity and Capital Management
We maintain a liquidity management framework and conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. In June 2020, FHFA instructed that we update our liquidity management framework to meet prescriptive liquidity requirements. In December 2020, those requirements became effective and FHFA issued a proposed rule in line with the updated requirements. Under the requirements, we must hold more liquid assets than under our previous framework, which we expect will negatively impact our net interest income.
Our liquidity requirements, as revised, have four components we must meet:
•a short-term cash flow metric that requires us to meet our expected cash outflows and continue to provide liquidity to the market over a 30-day period of stress, plus an additional $10 billion buffer;
•an intermediate cash flow metric that requires us to meet our expected cash outflows and continue to provide liquidity to the market over a 365-day period of stress;
•a specified minimum long-term debt to less-liquid asset ratio. Less-liquid assets are those that are not eligible to be pledged as collateral to the Fixed Income Clearing Corporation; and
•a requirement that we fund our assets with liabilities that have a specified minimum term relative to the term of the assets.
As of December 31, 2020, we were in compliance with these requirements.
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
Our debt funding needs and debt funding activity may vary from period to period depending on market conditions, including refinance volumes, the continued impact of the COVID-19 pandemic, our capital and liquidity management, the size of our retained mortgage portfolio, and the impact of business restrictions recently imposed under the terms of our senior preferred stock purchase agreement with Treasury, particularly new volume limits on single-family loans acquired through the whole loan conduit. See “Retained Mortgage Portfolio” for information about our retained mortgage portfolio and limits on its size.
We are currently subject to a $300 billion debt limit under our senior preferred stock purchase agreement with Treasury, which will decrease to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $290.0 billion as of December 31, 2020. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, our business activities may be constrained.

Fannie Mae 2020 Form 10-K	138

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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. The drivers for the increase in long-term debt from December 31, 2019 to December 31, 2020 are discussed below.
Debt of Fannie Mae(1)
(Dollars in billions)

$289.6
$182.2
$210.8
$108.1
$47.4
$66.6
$26.7
$12.2
12/31/2019
12/31/2020
Short-term debt
Long-term debt maturing within one year
Long-term debt, excluding portion maturing within one year

(1)Includes the effects of discounts, premiums, other cost basis and fair value adjustments associated with debt that we elected to carry at fair value. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $393 million and $28 million as of December 31, 2020 and 2019, respectively.

Fannie Mae 2020 Form 10-K	139

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	December 31, 2020	December 31, 2019
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.18%	1.56%
Interest rate on long-term debt, including portion maturing within one year	1.34%	2.86%
Interest rate on callable long-term debt	1.40%	3.39%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	196	137
Weighted-average maturity of debt maturing in more than one year (in months)	52	66
Other Data
Outstanding callable long-term debt	57.5	38.5
Connecticut Avenue Securities debt(2)	15.0	21.4
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
For information on the maturity profile of our outstanding long-term debt for each of the years 2021 through 2025 and thereafter, see “Note 7, Short-Term and Long-Term Debt.”
Debt Funding Activity
The COVID-19 pandemic has resulted in significantly higher rates of loan delinquencies, which has increased the relief we are offering impacted borrowers as well as support to our servicers. These factors, combined with low mortgage interest rates, have affected both our debt funding needs and related debt funding activity. We significantly increased our long-term debt issuances in 2020 due to:
•increased volume in the whole loan conduit driven by a significant increase in refinance and purchase activity;
•paying off callable debt;
•preparation for the implementation in December 2020 of the new liquidity risk management requirements issued by FHFA;
•increased payments of, and reimbursements for servicer advances of, principal and interest payments to MBS trusts due to missed borrower payments; and
•anticipated potential future liquidity needs due to the pandemic, including loss mitigation activities and loan buyouts from trusts.
See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Principal and Interest Payments while Loans are in Forbearance” for information on advances of scheduled principal and interest payments to MBS trusts while loans are in forbearance.
Adverse market conditions in early 2020 limited our ability to issue debt with a maturity greater than two years. As a result, most of the debt we issued in the first quarter of 2020 had terms from three to twenty-four months. Market conditions improved after the first quarter of 2020 and we were able to issue notes with maturities greater than two years during the remainder of the year. If market conditions deteriorate again such that our ability to issue longer-term debt is limited, we may need to fund longer-term assets with short-term debt, which would increase the roll-over risk on our outstanding debt.

Fannie Mae 2020 Form 10-K	140

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
The decrease in short-term debt issued and paid off during 2020 compared with 2019 was primarily driven by a significant reduction in the utilization of short-term notes with overnight maturities throughout 2020 as well as a shift to long-term debt to meet our revised liquidity requirements. The increase in long-term debt issued during 2020 compared with the 2019 was primarily driven by the funding needs discussed above.

Activity in Debt of Fannie Mae
	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$194,604	$562,189	$540,686
Weighted-average interest rate	1.04%	2.13%	1.63%
Long-term:(1)
Amount	$198,528	$21,545	$22,014
Weighted-average interest rate	0.52%	2.20%	3.07%
Total issued:
Amount	$393,132	$583,734	$562,700
Weighted-average interest rate	0.77%	2.13%	1.68%

Paid off during the period:(2)
Short-term:
Amount	$209,595	$559,938	$549,184
Weighted-average interest rate	1.09%	1.99%	1.51%
Long-term:(1)
Amount	$76,308	$73,547	$58,497
Weighted-average interest rate	1.77%	2.38%	1.48%
Total paid off:
Amount	$285,903	$633,485	$607,681
Weighted-average interest rate	1.27%	2.04%	1.51%
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
Many factors could influence our debt activity, affect the amount, mix and cost of our debt funding, reduce demand for our debt securities, increase our liquidity or roll over risk, or otherwise have a material adverse impact on our liquidity, including:
•changes or perceived changes in federal government support of our business or our debt securities;
•changes in our status as a government-sponsored enterprise;
•future changes or disruptions in the financial markets;
•changes in requirements by FHFA, Treasury or other regulators;
•a change or perceived change in the creditworthiness of the U.S. government, due to our reliance on the U.S. government’s support; or
•a downgrade in our credit ratings.
We believe that continued federal government support of our business, as well as our status as a government-sponsored enterprise, are essential to maintaining our access to debt funding. See “Risk Factors” for a discussion of the risks we face relating to:

Fannie Mae 2020 Form 10-K	141

MD&A | Liquidity and Capital Management
•the uncertain future of our company;
•our reliance on the issuance of debt securities to obtain funds for our operations and the relative cost to obtain these funds;
•our liquidity contingency plans;
•our credit ratings; and
•other factors that could adversely affect our ability to obtain adequate debt funding or otherwise negatively impact our liquidity, including the factors listed above.
Also see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.”
The table below displays additional information for each category of our short-term debt based on original contractual terms.

Outstanding Short-Term Debt(1)
	2020	2019	2018
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase:
Amount outstanding, as of December 31	$—	$478	$—
Weighted-average interest rate	—%	1.67%	—%
Average outstanding, during the year(2)	$419	$234	$83
Weighted-average interest rate	0.14%	1.95%	1.08%
Maximum outstanding, during the year(3)	$9,000	$1,726	$1,500

Total short-term debt of Fannie Mae:
Amount outstanding, as of December 31	$12,173	$26,662	$24,896
Weighted-average interest rate	0.18%	1.56%	2.29%
Average outstanding, during the year(2)	$20,952	$18,547	$23,237
Weighted-average interest rate	0.70%	2.08%	1.73%
Maximum outstanding, during the year(3)	$40,800	$33,461	$37,446
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Average amount outstanding has been calculated using daily balances.
(3)Maximum outstanding represents the highest daily outstanding balance during the year.
Contractual Obligations
The table below displays, by remaining maturity, our future cash obligations related to our long-term debt, including announced calls, operating leases, purchase obligations and other material non-cancelable contractual obligations. This table excludes certain contractual obligation transactions that could significantly affect our short- and long-term liquidity and capital resource needs. These transactions, which are listed below, are excluded because they involve future cash payments that are considered uncertain and may vary based upon future conditions.
•Future payments of principal and interest related to debt securities of consolidated trusts;
•Future payments associated with our CIRT, CAS REMIC, MCAS, and CAS CLN transactions, because the amount and timing of such payments are contingent upon the occurrence of future credit and prepayment events on the related reference pool of mortgage loans and are therefore uncertain;
•Future payments related to our interest-rate risk management derivatives that may require cash settlement in future periods, because the amount and timing of such payments are dependent upon items such as changes in interest rates; and
•Future payments on our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, including Fannie Mae commingled structured securities, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2020, see “Guaranty Book of Business” and “Off-Balance Sheet Arrangements.”

Fannie Mae 2020 Form 10-K	142

MD&A | Liquidity and Capital Management

Contractual Obligations
	Payment Due by Period as of December 31, 2020
	Total	Less than 1 Year	1 to < 3 Years	3 to 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations(1)	$277,399	$66,631	$96,539	$59,355	$54,874
Contractual interest on long-term obligations	23,456	3,592	5,872	4,876	9,116
Operating lease obligations(2)	1,239	55	145	163	876
Purchase obligations:
Mortgage commitments(3)	189,259	189,259	—	—	—
Other purchase obligations(4)	303	130	168	5	—
Other liabilities reflected in our consolidated balance sheets(5)	1,806	1,248	495	27	36
Total contractual obligations	$493,462	$260,915	$103,219	$64,426	$64,902
(1)Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Includes amounts related to office buildings and equipment leases.
(3)Includes on- and off-balance sheet commitments to purchase mortgage loans and mortgage-related securities.
(4)Includes unconditional purchase obligations that are subject to a cancellation penalty for certain telecommunications services, software and computer services, and other agreements.
(5)Includes cash received as collateral and future cash payments due under our contractual obligations to fund low-income housing tax credit partnership investments and other partnerships that are unconditional and legally binding, which are included in our consolidated balance sheets under “Other liabilities.”
Equity Funding
At this time, as a result of the covenants under the senior preferred stock purchase agreement, Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding and the uncertainty regarding our future, we do not have access to equity funding except through draws under the senior preferred stock purchase agreement. For a description of the funding available and the covenants under the senior preferred stock purchase agreement, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.”

Fannie Mae 2020 Form 10-K	143

MD&A | Liquidity and Capital Management
Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio increased significantly during 2020 primarily due to an increase in our investment in U.S. Treasury securities and in cash and cash equivalents driven by proceeds from significantly increased debt issuances as well as proceeds from loan payoffs.
Other Investments Portfolio
(Dollars in billions)
(1)Cash equivalents are comprised of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
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
The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
December 31, 2020
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
Outlook	Stable	Stable	Negative
	(for Long-Term Senior Debt)		(for AAA rated Long-Term Issuer Default Ratings)

Fannie Mae 2020 Form 10-K	144

MD&A | Liquidity and Capital Management
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
Cash Flows
Year Ended December 31, 2020. Cash, cash equivalents and restricted cash increased from $61.4 billion as of December 31, 2019 to $115.6 billion as of December 31, 2020. The increase was primarily driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the issuance of funding debt, which outpaced redemptions, primarily for the reasons described above.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) an increase in our investment in U.S. Treasury securities.
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
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We report GAAP net worth and the deficit of our core capital over statutory minimum capital in our periodic reports on Form 10-Q and Form 10-K. As we discuss in “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital,” FHFA, in its capacity as our regulator, has issued a new rule finalizing the enterprise regulatory capital framework. We estimate that, had the new framework been applicable to us as of December 31, 2020, we would have been required to hold approximately $185 billion in adjusted total capital, of which approximately $135 billion must be in the form of common equity tier 1 capital. Prescribed buffers drive approximately $75 billion of the total requirements.
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the fourth quarter of 2020 and none are payable for the first quarter of 2021. Also, the aggregate liquidation preference of the senior preferred stock increased to $142.2 billion as of December 31, 2020 and will further increase to $146.8 billion as of March 31, 2021. As of December 31, 2020, our net worth was $25.3 billion.
See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” for more information on the terms of our senior preferred stock.
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
Our off-balance sheet arrangements result primarily from the following:
•our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments, over which we do not have control;

Fannie Mae 2020 Form 10-K	145

MD&A | Off-Balance Sheet Arrangements
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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $153.6 billion as of December 31, 2020. Approximately $110.7 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers. Additionally, off-balance sheet exposure includes approximately $26.6 billion of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS and other financial guarantees was $68.6 billion as of December 31, 2019. Approximately $37.8 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and $12.3 billion of this amount consisted of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. Our total exposure as of December 31, 2019 to Freddie Mac securities backing Fannie Mae-issued REMICs may have been lower than the amount disclosed because a portion of the Freddie Mac securities backing these Fannie Mae-issued REMICs may have been backed by Fannie Mae MBS. See “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.
•Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $6.4 billion as of December 31, 2020 and $7.2 billion as of December 31, 2019. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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

Fannie Mae 2020 Form 10-K	146

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
We are exposed to the following major risk categories:
•Credit Risk. Credit risk is the risk of loss arising from another party’s failure to meet its contractual obligations. For financial securities or instruments, credit risk is the risk of not receiving principal, interest or other financial obligation on a timely basis. Our credit risk exposure exists primarily in connection with our guaranty book of business and our institutional counterparties.
•Market Risk. Market risk is the risk of loss resulting from changes in the economic environment. Market risk arises from fluctuations in interest rates, exchange rates and other market rates and prices. Market risk includes interest-rate risk, which is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings. Market risk also includes spread risk, which can result in losses from changes in the spreads between our mortgage assets and our debt and derivatives we use to hedge our position.
•Liquidity and Funding Risk. Liquidity and funding risk is the risk to our financial condition and resilience arising from an inability to meet obligations when they come due, including the risk associated with the inability to access funding sources or manage fluctuations in funding levels.
•Operational Risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or disruptions from external events. Operational risk includes cyber/information security risk, third-party risk and model risk.
We are also exposed to these additional risk categories:
•Strategic Risk. Strategic risk is the risk of loss resulting from poor business decisions, poor implementation of business decisions or the failure to respond appropriately to changes in the industry or external environment.
•Compliance Risk. Compliance risk is the risk of legal or regulatory sanctions, damage to current or projected financial condition, damage to business resilience or damage to reputation resulting from nonconformance with compliance obligations. These obligations include laws or regulations, prescribed practices, MBS trust agreements, supervisory guidance, conservator instruction, internal policies and procedures or ethical standards governing how we operate. Compliance risk exposes us to adverse actions by regulators, law enforcement or other government agencies, or private civil action, and financial losses incurred through fines, legal judgments, voiding of contracts or civil penalties. Compliance risk can result in damaged or diminished reputation, limited business opportunities and lessened expansion potential.
•Reputational Risk. Reputational risk is the risk that substantial negative publicity may cause a decline in public perception of us, a decline in our customer base, costly litigation, revenue reductions or losses.
For a more detailed discussion of these and other risks that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, see “Risk Factors.”

Fannie Mae 2020 Form 10-K	147

MD&A | Risk Management
Components of Risk Management
Our risk management program is comprised of five inter-related components that are designed to work together as a comprehensive risk management system aimed at enhancing our performance.

Fannie Mae 2020 Form 10-K	148

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

Lines of Defense

Business Units & Operations

First Line: *Generate, own and manage risks*

- Responsible for identifying, assessing, responding to, monitoring and reporting on risks arising from group operations, activities and systems
- Conform to the risk appetite, policies, standards, and limits or thresholds approved by FHFA, the Board and the relevant management-level risk committees

ERM, Compliance & Ethics, Support Functions

Second Line: *Independent monitoring and oversight of risk*

- Consists of groups responsible for independent risk management oversight and monitoring, such as Enterprise Risk Management and Compliance & Ethics
- Also includes independent support functions such as Finance (including SOX) and Human Resources

Internal Audit

Third Line: *Independent assurance*

- An independent, objective assurance and advisory function
- Provides an independent evaluation of the effectiveness of internal controls employed by management

Mortgage Credit Risk Management
Overview
Mortgage credit risk arises from the risk of loss resulting from the failure of a borrower to make required mortgage payments. We are exposed to credit risk on our book of business because we either hold mortgage assets, have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets or have provided other credit enhancements on mortgage assets. For more information on how we manage mortgage credit risk, see “Business—Managing Mortgage Credit Risk,” “Single-Family Business—Single-Family Mortgage Credit Risk Management,” and “Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Natural Disaster and Climate Risk Management
Major weather events or other natural disasters expose us to credit risk in a variety of ways, including by damaging properties that secure mortgage loans in our book of business and by negatively impacting the ability of borrowers to make payments on their mortgage loans. The amount of losses we incur as a result of a major weather event or natural disaster depends significantly on the extent to which the resulting property damage is covered by hazard or flood insurance and whether borrowers are able and willing to continue making payments on their mortgages. The amount of losses we incur can also be affected by the extent that a disaster impacts the region, especially if it depresses the local economy, and by the availability of federal, state, or local assistance to borrowers affected by a disaster. To date, our losses from natural disasters have been limited by geographic diversity in our book of business, the availability of insurance coverage for damages sustained and borrowers with equity in their homes continuing to pay their mortgages.

Fannie Mae 2020 Form 10-K	149

MD&A | Risk Management | Mortgage Credit Risk Management
For our multifamily loans, our multifamily lenders typically share with us approximately one-third of the credit risk through our DUS program. For single-family and multifamily loans covered in back-end credit risk transfer transactions, we retain a portion of the risk of future losses, including all or a portion of the first loss risk in most transactions. To the extent weather and disaster-related losses on loans covered by these transactions were to exceed the amount of first loss we retain, a portion of those losses would be covered by the transactions. Mortgage insurance does not protect us from default risk for properties that suffer damages not covered by the hazard or flood insurance we require. For more information on our single-family credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and for more information on our multifamily credit risk transfer transactions and our DUS program, see “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
In general, we require borrowers to obtain property insurance to cover the risk of damage to their property resulting from hazards such as fire, wind and, for properties in areas identified by FEMA as Special Flood Hazard Areas, flooding. At the time of origination, a borrower is required to provide proof of such insurance, and our servicers have the right and the obligation to obtain such insurance, at the borrower’s cost, if the borrower allows the policy to lapse. We do not generally require property insurance to cover damages from flooding in areas outside a Special Flood Hazard Area, or to cover earthquake damage to single-family properties and to multifamily properties unless required by a seismic-risk assessment.
In the event of a natural or other disaster, our servicers work with affected borrowers to develop a plan that addresses the borrower’s specific situation. Depending on the circumstances, the plan may include one or more of the following: a payment forbearance plan; a repayment or reinstatement plan; a payment deferral; loan modification; coordination with insurance companies and administration of insurance proceeds; and, if necessary, foreclosure alternatives such as short sales and deeds-in-lieu of foreclosure, or foreclosure. We have also established Fannie Mae’s Disaster Response NetworkTM to offer our eligible single-family borrowers free support from HUD-approved housing advisors, including help in developing a recovery assessment and action plan, filing claims, working with mortgage servicers, and identifying and navigating sources of federal, state and local assistance. These activities are designed to assist borrowers affected by disasters and thereby help reduce our losses, and we continue to evaluate their impact and seek new options and resources to deploy in response to disasters.
Recent years have seen frequent and severe natural disasters in the U.S., including hurricanes, wildfires and floods. There are concerns that the frequency and intensity of major weather-related events is indicative of the impact of climate change and that this change will persist and intensify in the future. Population growth and an increase in people living in high-risk areas, such as coastal areas vulnerable to severe storms and flooding, has also increased the impact of these events. Low- and moderate-income and minority households are disproportionately exposed to risks from severe weather events and low- and moderate-income households have limited financial resources to withstand the economic impact.
We recognize that the increased frequency, intensity and unpredictability of major natural disasters poses risks for all stakeholders in the housing system, including borrowers, renters, lenders, investors, insurers and us. In the first half of 2020, we established a dedicated team within Fannie Mae to work on climate risk. Our Climate Impact team is focused on the physical and transition risks associated with climate change, as defined by the Taskforce on Climate-Related Financial Disclosures, to better understand our future exposure and to develop strategies to help manage and mitigate our climate risk.
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

Fannie Mae 2020 Form 10-K	150

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
Institutional Counterparty Credit Risk Management
Overview
Institutional counterparty credit risk is the risk of loss resulting from the failure of an institutional counterparty to fulfill its contractual obligations to us. Our primary exposure to institutional counterparty credit risk exists with our:
•credit guarantors, including mortgage insurers, reinsurers and multifamily lenders with risk sharing arrangements;
•mortgage sellers and servicers;
•financial institutions that issue investments included in our other investments portfolio; and
•derivatives counterparties.
We routinely enter into a high volume of transactions with counterparties in the financial services industry resulting in a significant credit concentration with respect to this industry. We also may have multiple exposures to particular counterparties, as many of our institutional counterparties perform several types of services for us. Accordingly, if one of these counterparties were to default on its obligations to us, it could harm our business and financial results in a variety of ways. Our overall objective in managing institutional counterparty credit risk is to maintain individual and portfolio-level counterparty exposures within acceptable ranges based on our risk-based rating system. We achieve this objective through the following:
•establishment and observance of counterparty eligibility standards appropriate to each exposure type and level;
•establishment of risk limits;
•requiring collateralization of exposures where appropriate; and
•exposure monitoring and management.
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
Exposure Monitoring and Management
The risk management functions of the individual business units are responsible for managing the counterparty exposures associated with their activities within risk limits. An oversight team that reports to our Chief Risk Officer is responsible for establishing and enforcing corporate policies and procedures regarding counterparties, establishing corporate limits and aggregating and reporting institutional counterparty exposure. We regularly update exposure limits for individual institutions and communicate changes to the relevant business units. We regularly report exposures against the risk limits to the Risk Policy and Capital Committee of the Board of Directors.

Fannie Mae 2020 Form 10-K	151

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
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
Actions we take to manage this risk include:
•maintaining financial and operational eligibility requirements that an insurer must meet to become and remain a qualified mortgage insurer;
•regularly monitoring our exposure to individual mortgage insurers and mortgage insurer credit ratings, including in-depth financial reviews and analyses of the insurers’ portfolios and capital adequacy under hypothetical stress scenarios;
•requiring certification and supporting documentation annually from each mortgage insurer; and
•performing periodic reviews of mortgage insurers to confirm compliance with eligibility requirements and to evaluate their management, control and underwriting practices.
The master policies issued by our primary mortgage insurers govern their claim-paying obligations to us, including circumstances in which significant underwriting or servicing defects might permit the mortgage insurer to rescind coverage or deny a claim. Where a claim has not been properly paid as a result of lender non-compliance with their obligation to maintain coverage, the lender is required to make us whole for losses not covered by the insurer. In recent years, the risk of coverage rescission has been mitigated both by the quality control standards required by private mortgage insurer eligibility requirements (“PMIERs”), which have helped reduce the number of significant underwriting defects, and also by rescission relief principles we require in mortgage insurer master policies. Generally, the rescission relief principles align with our representations and warranties framework and require our primary mortgage insurers to waive their rescission rights after a mortgage has performed for at least 36 months or if they have completed a full review of the loan and found no significant defects. See below for a discussion of the PMIERs.
In describing our mortgage insurance coverage, “insurance in force” refers to the unpaid principal balance of single-family loans in our conventional guaranty book of business covered under the applicable mortgage insurance policies. Our total mortgage insurance in force was $675.0 billion, or 21% of our single-family conventional guaranty book of business, as of December 31, 2020, compared with $638.8 billion, or 22% of our single-family conventional guaranty book of business, as of December 31, 2019.
“Risk in force” refers to the maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan-level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy. As of December 31, 2020, our total mortgage insurance risk in force was $171.2 billion, or 5% of our single-family conventional guaranty book of business, compared with $163.2 billion, or 6% of our single-family conventional guaranty book of business, as of December 31, 2019.
Our total mortgage insurance in force and risk in force excludes insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals.

Fannie Mae 2020 Form 10-K	152

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
The charts below display our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on the single-family loans in our conventional guaranty book of business.
Mortgage Insurer Concentration(1)

Arch Capital Group Ltd.	Radian Guaranty, Inc.	Mortgage Guaranty Insurance Corp.

Genworth Mortgage Insurance Corp.	Essent Guaranty, Inc.	Others

(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
Of our total risk-in-force coverage, 1% as of December 31, 2020, compared with 2% as of December 31, 2019, was held with three mortgage insurers that are in run-off, and therefore are no longer approved to write new insurance with us. See “Risk Factors—Credit Risk” for a discussion of the risks to our business of claims under our mortgage insurance policies not being paid in full or at all, including the risks associated with our three mortgage insurance counterparties that are in run-off.
Mortgage insurers must meet and maintain compliance with the PMIERs to be eligible to write mortgage insurance on loans acquired by Fannie Mae. The PMIERs are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. Under FHFA guidance, we and Freddie Mac published several revisions to the PMIERs in 2020, which initially became effective June 30, 2020. The revisions include (1) a temporary adjustment when calculating risk-based required assets for nonperforming mortgage loans that became newly delinquent after the onset of the COVID-19 crisis or that are subject to a forbearance plan granted in response to a financial hardship related to COVID-19, and (2) through June 30, 2021, a requirement for private mortgage insurers to secure prior approval from Fannie Mae to enable payment of dividends or certain new transfers of cash. The adjustment provides partial relief to mortgage insurers’ capital requirements under the PMIERs for the impacted loans.
Reinsurers
We use CIRT deals to transfer credit risk on a pool of loans to an insurance provider that retains the risk, or to an insurance provider that simultaneously cedes all of its risk to one or more reinsurers. In CIRT transactions, we select the insurance providers and approve the allocation of coverage that may be simultaneously transferred to reinsurers by a direct provider of our CIRT insurance coverage. We take certain steps to increase the likelihood that we will recover on the claims we file with the insurers, including the following:
•In our approval and selection of CIRT insurers and reinsurers, we take into account the financial strength of those companies and the concentration risk that we have with those counterparties.
•We monitor the financial strength of CIRT insurers and reinsurers to confirm compliance with our requirements and to minimize potential exposure. Changes in the financial strength of an insurer or reinsurer may impact our future allocation of new CIRT insurance coverage to those providers. In addition, a material deterioration of the financial strength of a CIRT insurer or reinsurer may permit us to terminate existing CIRT coverage pursuant to terms of the CIRT insurance policy.

Fannie Mae 2020 Form 10-K	153

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
•We require a portion of the insurers’ or reinsurers’ obligations in a CIRT transaction to be collateralized with highly-rated liquid assets held in a trust account. The required amount of collateral is initially determined according to the ratings of the insurer or reinsurer. Contractual provisions require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade.
The charts below display the concentration of our credit risk exposure to our top five CIRT counterparties, measured by maximum liability to us, excluding the benefit of collateral we hold to secure the counterparties’ obligations.
CIRT Counterparty Concentration

Top 5	Others

•As of December 31, 2020, our CIRT counterparties had a maximum liability to us of $11.5 billion.
•As of December 31, 2020, $3.3 billion in liquid assets securing CIRT counterparties’ obligations were held in trust accounts.
•Our top five CIRT counterparties had a maximum liability to us of $4.9 billion as of December 31, 2020, compared with $4.1 billion as of December 31, 2019.
For information on our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with multifamily lenders, primarily through the DUS program, pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on multifamily loans was $92.9 billion as of December 31, 2020, compared with $81.4 billion as of December 31, 2019. As of both December 31, 2020 and December 31, 2019, 51% of our maximum potential loss recovery on multifamily loans was from five DUS lenders.
As noted above in “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2020, approximately 35% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 37% as of December 31, 2019. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.

Fannie Mae 2020 Form 10-K	154

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
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
In June 2020, FHFA announced that it would re-propose the minimum financial eligibility requirements for Fannie Mae and Freddie Mac sellers and servicers due to market volatility driven by the COVID-19 pandemic. In January 2021, FHFA issued its re-proposal which, if adopted as proposed, may increase capital and liquidity requirements for our single family non-depository sellers and servicers. FHFA has indicated the new requirements are expected to become effective December 31, 2021.

Fannie Mae 2020 Form 10-K	155

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
The charts below display the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers.
Single-Family Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

•As of December 31, 2020, Wells Fargo Bank, N.A., together with its affiliates, serviced approximately 13% of our single-family guaranty book of business, compared with 17% as of December 31, 2019.
•The decrease in concentration of our top five single-family depository and non-depository servicers from December 31, 2019 to December 31, 2020 was primarily due to higher refinance activity which increased the volume of mortgage loans serviced by smaller non-depository servicers.
The charts below display the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers.
Multifamily Mortgage Servicer Concentration

Top 5	Others

•As of December 31, 2020 and 2019, Wells Fargo Bank, N.A., together with its affiliates, and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business.

Fannie Mae 2020 Form 10-K	156

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
Counterparty Credit Exposure of Investments Held in our Other Investments Portfolio
The primary credit exposure associated with investments held in our other investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. If one of these counterparties fails to meet its obligations to us under the terms of the investments, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth. We believe the risk of default is low because our other investments portfolio consists of instruments broadly traded in the financial markets, including cash and cash equivalents, securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities.
As of December 31, 2020, our other investments portfolio totaled $197.0 billion and included $130.5 billion of U.S. Treasury securities. As of December 31, 2019, our other investments portfolio totaled $74.3 billion and included $39.5 billion of U.S. Treasury securities. We mitigate our risk by monitoring the credit risk position of our other investments portfolio. As of December 31, 2020, we held $8.1 billion in overnight unsecured deposits with four financial institutions, compared with $8.7 billion held with seven financial institutions as of December 31, 2019. The short-term credit ratings for each of these financial institutions by S&P, Moody’s and Fitch were at least A-1 or the Moody’s or Fitch equivalent of A-1.
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
Actions we take to manage our derivative counterparty credit exposure relating to our OTC derivative transactions include:
•entering into enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty; and
•requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
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
As of December 31, 2020 and 2019, we had thirteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these OTC counterparties, and the highest concentration by total outstanding notional amount was approximately 4% as of December 31, 2020 compared with 7% as of December 31, 2019, measured based on all derivatives outstanding.
Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure to

Fannie Mae 2020 Form 10-K	157

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
credit loss on derivative instruments was $179 million as of December 31, 2020 and $40 million as of December 31, 2019.
See “Note 8, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2020 and 2019.
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
As of December 31, 2020, approximately $137.3 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities. As of December 31, 2019, approximately $50.1 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities. See “Business—Mortgage Securitizations—Uniform Mortgage-Backed Securities, or UMBS” and “Risk Factors—GSE and Conservatorship Risk” for more information on risks associated with our issuance of UMBS.
Central Counterparty Clearing Institutions
Fannie Mae is a clearing member of two divisions of the Fixed Income Clearing Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a result of these trades , we are required to post initial and variation margin payments and are exposed to the risk that FICC fails to perform. As a clearing member of FICC, we are exposed to the risk that the CCP or one or more of the CCP’s clearing members fails to perform its obligations as described below.
•A default by or the financial or operational failure of FICC would require us to replace contracts cleared through FICC, thereby increasing operational costs and potentially resulting in losses.
•We may also be exposed to losses if a clearing member of FICC defaults on its obligations as each clearing member is required to absorb a portion of those fellow-clearing member losses. As a result, we could lose the margin that we have posted to FICC. Moreover, our exposure could exceed the amount of margin that we previously posted to FICC, since FICC’s rules require non-defaulting clearing members to cover, on a pro rata basis, losses caused by a clearing member’s default.
We are unable to develop an estimate of the maximum potential amount of future payments that we could be required to make to FICC under these arrangements as our exposure is dependent on the volume of trades FICC clearing members execute now and in the future, which varies daily. Although we are unable to develop an estimate of our maximum exposure, we expect that losses caused by any clearing member would be partially offset by the fair value of margin posted by the defaulting clearing member and any other available assets of the CCP for those purposes. We believe that the risk of loss is remote due to the FICC's initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
We actively monitor the risks associated FICC in order to effectively manage this counterparty risk and our associated liquidity exposure
Custodial Depository Institutions
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

Fannie Mae 2020 Form 10-K	158

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
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
The MERS System
The MERS® System is an electronic registry owned by Intercontinental Exchange that is widely used by participants in the mortgage finance industry to track servicing rights and ownership of loans in the United States. A large portion of the loans we own or guarantee are registered and tracked in the MERS System. Though we believe it is unlikely, if we are unable to use the MERS System, or if our use of the MERS System adversely affects our ability to enforce our rights with respect to our loans registered and tracked in the MERS System, it could create operational and legal risks for us and increase the costs and time it takes to record loans or foreclose on loans.
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
We have actively managed the interest-rate risk of our “net portfolio”, which is defined below, through the following techniques:
•asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics);
•issuing a broad range of both callable and non-callable debt instruments; and

Fannie Mae 2020 Form 10-K	159

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
•using interest-rate derivatives.
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
Our mortgage assets consist mainly of single-family and multifamily mortgage loans. For single-family loans, borrowers have the option to prepay at any time before the scheduled maturity date or continue paying until the stated maturity. Given this prepayment option held by the borrower, we are exposed to uncertainty as to when or at what rate prepayments will occur, which affects the length of time our mortgage assets will remain outstanding and the timing of the cash flows related to these assets. This prepayment uncertainty results in a potential mismatch between the timing of receipt of cash flows related to our assets and the timing of payment of cash flows related to our liabilities.
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
Interest-Rate Risk Management Strategy
Our goal for managing the interest-rate risk of our net portfolio is to be neutral to movements in interest rates and volatility. This involves asset selection and structuring of our liabilities to match and offset the interest-rate characteristics of our retained mortgage portfolio and our investments in non-mortgage securities. Our strategy consists of the following principal elements:
•Debt Instruments. We issue a broad range of both callable and non-callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own.
•Derivative Instruments. We supplement our issuance of debt with derivative instruments to further reduce duration and prepayment risks.
•Monitoring and Active Portfolio Rebalancing. We continually monitor our risk positions and actively rebalance our portfolio of interest rate-sensitive financial instruments to maintain a close match between the duration of our assets and liabilities.

Fannie Mae 2020 Form 10-K	160

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
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
The derivatives we use for interest-rate risk management purposes fall into these broad categories:
•Interest-rate swap contracts. An interest-rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments. The interest payment amounts are tied to different interest rates or indices for a specified period of time and are generally based on a notional amount of principal. The types of interest-rate swaps we use include pay-fixed swaps, receive-fixed swaps and basis swaps.
•Interest-rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancellable swaps and interest-rate caps. A swaption is an option contract that allows us or a counterparty to enter into a pay-fixed or receive-fixed swap at some point in the future.
•Foreign currency swaps. These swaps convert debt that we issue in foreign denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we hold foreign currency debt.
•Futures. These are standardized exchange-traded contracts that either obligate a buyer to buy an asset or a seller to sell an asset, in each case at a predetermined date and price. The types of futures contracts we enter into include SOFR and U.S. Treasuries.
We use interest-rate swaps, interest-rate options and futures, in combination with our issuance of debt securities, to better match the duration of our assets with the duration of our liabilities. We are generally an end-user of derivatives; our principal purpose in using derivatives is to manage our aggregate interest-rate risk profile within prescribed risk parameters. We generally only use derivatives that are relatively liquid and straightforward to value. We use derivatives for four primary purposes:
•as a substitute for notes and bonds that we issue in the debt markets;
•to achieve risk management objectives not obtainable with debt market securities;
•to quickly and efficiently rebalance our portfolio; and
•to hedge foreign currency exposure.
Decisions regarding the repositioning of our derivatives portfolio are based upon current assessments of our interest-rate risk profile and economic conditions, including the composition of our retained mortgage portfolio, our investments in non-mortgage securities and relative mix of our debt and derivative positions, the interest-rate environment and expected trends.
Expected Impact of Hedge Accounting
We implemented fair value hedge accounting in January 2021 to reduce the impact of interest-rate volatility on our financial results. Under this hedge program, fair value gains and losses attributable to changes in certain benchmark interest rates, such as LIBOR or SOFR, for derivatives that are in a designated hedge relationship may be reduced by offsetting gains and losses in the fair value of designated hedged mortgage loans or debt. Therefore, we expect the volatility of our financial results associated with changes in fair value due to interest rates will be reduced substantially going forward.
Measurement of Interest-Rate Risk
Below we present two quantitative metrics that provide estimates of our interest-rate risk exposure: (1) fair value sensitivity of our net portfolio to changes in interest-rate levels and slope of yield curve; and (2) duration gap. The metrics presented are calculated using internal models that require standard assumptions regarding interest rates and

Fannie Mae 2020 Form 10-K	161

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
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

Fannie Mae 2020 Form 10-K	162

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended December 31, 2020 and 2019.
The sensitivity measures displayed in the table below, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below:
•the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of positive or negative 100 basis points;
•the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and
•the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest-rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest-rate shocks.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of December 31,(1)(2)
	2020	2019
	(Dollars in millions)
Rate level shock:
-100 basis points	$(179)	$57
-50 basis points	8	11
+50 basis points	(111)	51
+100 basis points	(154)	160
Rate slope shock:
-25 basis points (flattening)	(9)	(20)
+25 basis points (steepening)	4	22

	For the Three Months Ended December 31,(1)(3)
	2020			2019
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.02	$(32)	$(46)	(0.02)	$(19)	$5
Minimum	(0.03)	(51)	(129)	(0.05)	(27)	(20)
Maximum	0.08	(9)	27	0.04	(12)	34
Standard deviation	0.03	14	49	0.02	4	13
(1)Computed based on changes in U.S. LIBOR interest-rate swap curves.
(2)Measured on the last business day of each period presented.
(3)Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest-rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero years in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of December 31, 2020. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest-rate shocks of the same magnitude.

Fannie Mae 2020 Form 10-K	163

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
We use derivatives to help manage the residual interest-rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of December 31,(1)
	2020	2019
	(Dollars in millions)
Before derivatives	$(613)	$(197)
After derivatives	8	51
Effect of derivatives	621	248
(1)Measured on the last business day of each period presented.
Liquidity and Funding Risk Management
See “Liquidity and Capital Management” for a discussion of how we manage liquidity and funding risk.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Our corporate operational risk framework aligns with our Enterprise Risk policy, as well as the COSO Enterprise Risk Management framework, and has evolved based on the changing needs of our businesses and FHFA regulatory guidance. The Operational Risk Management group is responsible for overseeing and monitoring compliance with our operational risk program’s requirements. Operational Risk Management works in conjunction with other second line of defense teams, such as Compliance and Ethics, to oversee and aggregate the full range of operational risks, including fraud, resiliency, business interruptions, processing errors, damage to physical assets, workplace safety and employment practices. To quantify our operational risk exposure, we rely on the Basel Standardized Approach, which is based on a percentage of gross income. In addition, where appropriate, we purchase insurance policies to mitigate the impact of operational losses.
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
We have developed and continue to enhance our cybersecurity risk management program to protect the security of our computer systems, software, networks and other technology assets against unauthorized attempts to access confidential information or to disrupt or degrade business operations. Our cybersecurity risk management program aligns to the COSO Enterprise Risk Management framework and the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity, and has evolved based on the changing needs of our business, the evolving threat environment and FHFA regulatory guidance. Our cybersecurity risk management program extends to oversight of third parties that could be a source of cybersecurity risk, including customers that use our systems and third-party service providers. We examine the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing, incident response exercises, maturity assessments and industry benchmarking. We continue to strengthen our partnerships with the appropriate government and law enforcement agencies and with other businesses and cybersecurity services in order to understand the full spectrum of cybersecurity risks in the environment, enhance our defenses and improve our resiliency against cybersecurity threats. We also have obtained insurance coverage relating to cybersecurity risks. To date, we have not experienced any material losses relating to cyber attacks. For a discussion of our Board of Directors’ role in overseeing the company’s cybersecurity risk management, see “Directors, Executive Officers and Corporate Governance—Corporate Governance—Risk Management Oversight—Board's Role in Cybersecurity Risk Oversight.”
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against

Fannie Mae 2020 Form 10-K	164

MD&A | Risk Management | Operational Risk Management
all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex and are often not recognized until launched. In addition, we have discussed and worked with customers, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties, and we may not be able to ensure that these third parties have appropriate controls in place to prevent cyber attacks. See “Risk Factors—Operational Risk” for additional discussion of cybersecurity risks to our business.
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
Changes to our estimate of expected credit losses, including changes due to the passage of time, are recorded through the benefit (provision) for credit losses. When calculating our allowance for loan losses, we consider only our amortized cost in the loans at the balance sheet date. We record write-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record write-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible and upon the redesignation of a nonperforming and reperforming loan from HFI to HFS. We include expected recoveries of amounts previously written off and expected to be written off in determining our allowance for loan losses.
Our process for determining the measurement of expected credit losses for the period under the expected credit loss model is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. For example,

Fannie Mae 2020 Form 10-K	165

MD&A | Critical Accounting Policies and Estimates
uncertainty regarding the expected impacts of the COVID-19 pandemic required significant management judgment in assessing our allowance for loan losses as of December 31, 2020.
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies.” See “Note 4, Allowance for Loan Losses” for additional information about our current-period provision for loan losses, including a discussion of the estimates used in measuring the impact of the COVID-19 pandemic on our allowance. See “Risk Factors” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.
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

Fannie Mae 2020 Form 10-K	166

MD&A | Glossary of Terms Used in This Report
“Connecticut Avenue Securities Credit-Linked Notes” or “CAS CLNs” refers to Connecticut Avenue Securities that are structured as securities issued by trusts that do not qualify as REMICs.
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
“FHFA” refers to the Federal Housing Finance Agency. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks. FHFA is our safety and soundness regulator and our mission regulator. FHFA also has been acting as our conservator since September 6, 2008. For more information on FHFA’s authority as our conservator and as our regulator, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters.”
“GSE Act” refers to the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008. We are subject to regulation applicable to us pursuant to the GSE Act, as described in “Business—Legislation and Regulation.”
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
“Loss reserves” consists of our allowance for loan losses and our reserve for guaranty losses. Through December 31, 2019, loss reserves reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans. Since our adoption of the CECL standard on January 1, 2020, our loss reserves reflect our estimate of lifetime expected credit losses rather than solely incurred losses.
“Mortgage assets,” when referring to our assets, refers to both mortgage loans and mortgage-related securities we hold in our retained mortgage portfolio. For purposes of the senior preferred stock purchase agreement, the definition of mortgage assets is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Our mortgage asset calculation also includes 10% of the notional value of interest-only securities we hold. We disclose the amount of our mortgage assets for purposes of the senior preferred stock purchase agreement on a monthly basis in the “Endnotes” to our Monthly Summaries, which are available on our website and announced in a press release.
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

Fannie Mae 2020 Form 10-K	167

MD&A | Glossary of Terms Used in This Report
“Notional amount” refers to the hypothetical dollar amount in an interest rate swap transaction on which exchanged payments are based. The notional amount in an interest rate swap transaction generally is not paid or received by either party to the transaction, or generally perceived as being at risk. The notional amount is typically significantly greater than the potential market or credit loss that could result from such transaction.
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
“Subprime private-label securities” generally refers to private-label mortgage-related securities held in our retained mortgage portfolio that were labeled as subprime when issued.
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
“Write-off” refers to loan amounts written off as uncollectible bad debts. These loan amounts are removed from our consolidated balance sheet and charged against our loss reserves when the balance is deemed uncollectible, which is generally at foreclosure or other liquidation events (such as a deed-in-lieu of foreclosure or a short-sale). Also includes write-offs related to the redesignation of loans from held for investment (“HFI”) to held for sale (“HFS”) and write-offs related to the Advisory Bulletin.

Fannie Mae 2020 Form 10-K	168

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of December 31, 2020, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2020 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2020 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2020 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Management’s Report on Internal Control Over Financial Reporting
Overview
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed

Fannie Mae 2020 Form 10-K	169

Controls and Procedures
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
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s assessment of our internal control over financial reporting as of December 31, 2020 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020. This report is included below under the heading “Report of Independent Registered Public Accounting Firm.”
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
Management has determined that we continued to have the following material weakness as of December 31, 2020 and as of the date of filing this report:
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

Fannie Mae 2020 Form 10-K	170

Controls and Procedures
designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2020 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•    FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2020 Form 10-K, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the 2020 Form 10-K, and it was not aware of any material misstatements or omissions in the 2020 Form 10-K and had no objection to our filing the 2020 Form 10-K.
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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2020 have been prepared in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from October 1, 2020 through December 31, 2020 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae 2020 Form 10-K	171

Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 12, 2021, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of a new accounting standard and the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.
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

Fannie Mae 2020 Form 10-K	172

Controls and Procedures
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
•Disclosure Controls and Procedures - The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency (as conservator) that is needed to meet their disclosure obligations under the federal securities laws as they relate to financial reporting.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 12, 2021

Fannie Mae 2020 Form 10-K	173

Other Information
Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Amy E. Alving

Age 58 Independent director since October 2013 Board committees: • Nominating and Corporate Governance (Vice Chair) • Risk Policy and Capital • Strategic Initiatives and Technology (Chair)
Dr. Alving served as Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), now known as Leidos Holdings, Inc., a scientific, engineering and technology applications company, from 2007 to 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota. Dr. Alving is currently a member of the Board of Directors of DXC Technology Company, where she serves as Chair of the Risk Committee and a member of the Nominating/Governance Committee. Dr. Alving is also a current member of the Board of Directors of Howmet Aerospace Inc. (formerly Arconic Inc.), where she serves as Chair of both the Governance and Nominating Committee and the Cybersecurity Advisory Subcommittee. Dr. Alving previously served on the Board of Directors of Howmet Aerospace from November 2016 to May 2017 and rejoined the Board of Directors of Howmet Aerospace in May 2018. From 2010 to 2015, Dr. Alving was a member of the Board of Directors of Pall Corporation, where she served as a member of the Audit Committee and the Nominating/Governance Committee. In addition, she is a member of the Defense Science Board and a Trustee of Princeton University.

Sheila C. Bair

Age 66 Independent director since August 2019; Board Chairwoman since November 2020 Board committees: • Community Responsibility and Sustainability
Ms. Bair was President of Washington College from 2015 to June 2017. Prior to that, she was Senior Advisor to the Pew Charitable Trusts from 2011 to 2015. Ms. Bair was also Senior Advisor to DLA Piper, an international law firm, from 2014 to 2015. Ms. Bair was the Chair of the Federal Deposit Insurance Corporation from 2006 to 2011. From 2002 to 2006, she was the Dean’s Professor of Financial Regulatory Policy for the Isenberg School of Management at the University of Massachusetts—Amherst. She also served as Assistant Secretary for Financial Institutions at the U.S. Department of the Treasury from 2001 to 2002, Senior Vice President for Government Relations of the New York Stock Exchange from 1995 to 2000, Commissioner of the Commodity Futures Trading Commission from 1991 to 1995, counsel to the New York Stock Exchange from 1988 to 1990, and counsel to Senator Bob Dole from 1981 to 1988. Ms. Bair is currently a member of the Board of Directors of Host Hotels & Resorts, Inc., where she serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Ms. Bair is also currently a member of the Board of

Fannie Mae 2020 Form 10-K	174

Directors, Executives Officers and Corporate Governance | Directors
Directors of Bunge Limited, where she serves as a member of the Audit Committee, the Corporate Governance and Nominations Committee, and the Enterprise Risk Management Committee. From 2014 to June 2020, Ms. Bair served as a member of the Board of Directors of the Thomson Reuters Corporation, where she served on the Risk Committee and Audit Committee. From March 2017 to March 2020, Ms. Bair served as a member of the Board of Directors of the Industrial and Commercial Bank of China Ltd. (“ICBC”), where she served on the Compensation Committee, the Nomination Committee, the Risk Management Committee, the Strategy Committee and the US Risk Committee. Ms. Bair also serves as Chair Emerita of the Systemic Risk Council, a public interest group that monitors progress on the implementation of financial reforms, and on the boards of Paxos Trust Company, LLC and its parent Kabompo Holdings, Ltd., and the Volcker Alliance.

Hugh R. Frater

Age 65 Director since January 2016 Chief Executive Officer since March 2019 Board committees: • Community Responsibility and Sustainability
Mr. Frater was appointed Chief Executive Officer of Fannie Mae in March 2019, and prior to that time, he served as Fannie Mae’s Interim Chief Executive Officer beginning in October 2018. Prior to becoming Fannie Mae’s Interim Chief Executive Officer, Mr. Frater had been an independent director of Fannie Mae beginning in January 2016. Mr. Frater also serves as Non-Executive Chairman of the Board of VEREIT, Inc. Mr. Frater previously worked at Berkadia Commercial Mortgage LLC (“Berkadia”), a commercial real estate company providing comprehensive capital solutions and investment sales advisory and research services for multifamily and commercial properties. He served as Chairman of Berkadia from 2014 to 2015 and he served as Chief Executive Officer of Berkadia from 2010 to 2014. From 2007 to 2010, Mr. Frater was the Chief Operating Officer of Good Energies, Inc., and from 2004 to 2007, Mr. Frater was an Executive Vice President at The PNC Financial Services Group, Inc., where he led the real estate division. Mr. Frater was a Founding Partner and Managing Director of BlackRock, Inc. from 1988 to 2004, where he led the real estate practice. Mr. Frater serves on the MBA Real Estate Program Advisory Board at the Columbia University Graduate School of Business and is also a member of its Board of Overseers.

Renee Lewis Glover

Age 71 Independent director since January 2016 Board committees: • Community Responsibility and Sustainability • Nominating and Corporate Governance (Chair) • Strategic Initiatives and Technology
Ms. Glover is the Founder and Managing Member of The Catalyst Group, LLC, a national consulting firm focused on urban revitalization, real estate development and community building, urban policy, and business transformation. Ms. Glover is currently a member of the Board of Trustees of Enterprise Community Partners, Inc., where she serves on the Executive Committee and as Chair of the Compensation and Human Resources Committee. Ms. Glover served on the Board of Directors of Habitat for Humanity International from 2006 to 2015, including serving as Chair of the Board of Directors from 2013 to 2015. Committees on which she served during her time as a member of the Board of Directors of Habitat for Humanity International included the Audit Committee, Finance Committee, Operations Committee and Executive Committee. Ms. Glover served as a member of the Board of Directors of the Federal Reserve Bank of Atlanta from 2009 to 2014, where she served on the Audit and Operational Risk Committee. She also served as a Commissioner of the Bipartisan Policy Center Housing Commission from 2011 to 2014. The Commission was responsible for developing a set of bipartisan recommendations concerning federal housing policy and housing finance. Ms. Glover served as president and chief executive officer of the Atlanta Housing Authority and its affiliates from 1994 to 2013. Prior to joining the Atlanta Housing Authority, Ms. Glover was a corporate finance attorney in Atlanta and New York. Ms. Glover served on the Board of Trustees of Starwood Waypoint Homes from February 2017 to November 2017, where she served on the Nominating and Corporate Governance Committee and the Audit Committee. Ms. Glover serves on the Advisory Board of the Penn Institute for Urban Research.

Fannie Mae 2020 Form 10-K	175

Directors, Executives Officers and Corporate Governance | Directors

Michael J. Heid

Age 63 Independent director since May 2016 Board committees: • Audit (Vice Chair) • Community Responsibility and Sustainability (Chair) • Compensation and Human Capital
Mr. Heid served as Executive Vice President (Home Lending) of Wells Fargo & Company from 1997 to his retirement in January 2016. He served in a number of positions at Wells Fargo Home Mortgage, the mortgage banking division of Wells Fargo, including as president from 2011 to 2015, as co-president from 2004 to 2011, and earlier as chief financial officer and head of Loan Servicing. Mr. Heid was employed by Wells Fargo or its predecessors since 1988. Mr. Heid is currently a member of the Board of Directors of Roosevelt Management Company LLC, where he also serves as Chair of the Risk Committee and a member of the Strategy Committee. Mr. Heid is also on the Advisory Board for Home Partners of America and Promontory Mortgage Path.

Robert H. Herz

Age 67 Independent director since June 2011 Board committees: • Audit (Chair) • Compensation and Human Capital (Vice Chair) • Nominating and Corporate Governance
Mr. Herz serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He previously served as a senior advisor to and as a member of the Advisory Board of Workiva Inc. (formerly WebFilings LLC), a provider of financial reporting software, from 2011 to 2014. From 2002 to 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from 2001 to 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. He serves on the Board of Directors of the Sustainability Accounting Standards Board Foundation, on the Advisory Board of AccountAbility, on the Advisory Board of Lukka, Inc., on the Independent Investment Committee of the United Nations Office for Project Services (“UNOPS”), and as an executive in residence at the Columbia Business School. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee and as a member of the Nominating and Governance Committee. Mr. Herz is also a current member of the Board of Directors of Workiva Inc., where he serves as a member of the Audit Committee and Nominating and Governance Committee, and a member of the Board of Directors of Paxos Trust Company, LLC and its parent Kabompo Holdings, Ltd.

Antony Jenkins

Age 59 Independent director since July 2018 Board committees: • Audit • Risk Policy and Capital (Vice Chair) • Strategic Initiatives and Technology (Vice Chair)
Mr. Jenkins is the Founder and Executive Chair of 10x Future Technologies Limited, a company that is building a digital banking platform designed to redefine how banks operate and engage with customers. Mr. Jenkins was the Group Chief Executive Officer and a member of the Board of Directors of Barclays PLC from 2012 to 2015. He served as a member of the Group Executive Committee from 2009 to 2015. Prior to becoming Group Chief Executive Officer, Mr. Jenkins served in various other roles at Barclays, including as Chief Executive Officer for the Retail and Business Banking Division from 2009 to 2012, and Chief Executive Officer for Barclaycard Global Operations from 2006 to 2009. Mr. Jenkins served in various roles at Citigroup Inc. from 1989 to 2005, including as Executive Vice President for Citibrands,

Fannie Mae 2020 Form 10-K	176

Directors, Executives Officers and Corporate Governance | Directors
Executive Vice President for U.S. Hispanic, Global and Strategic Delivery SBU, Chief Executive Officer for eConsumer, and Chief Executive Officer for c2it, Citigroup’s Internet payment initiative. Mr. Jenkins currently serves as Group Chairman of the Board of Directors of Currencies Direct Ltd. and as a member of the Board of Directors of Blockchain Luxembourg SA. Mr. Jenkins also serves as Chair for the Institute for Apprenticeships and Technical Education. Mr. Jenkins served as a member of Fannie Mae’s Digital Advisory Council from February 2017 to June 2018.

Karin J. Kimbrough

Age 52 Independent director since March 2019 Board committees: • Community Responsibility and Sustainability (Vice Chair) • Compensation and Human Capital • Nominating and Corporate Governance
Ms. Kimbrough has served as Chief Economist for LinkedIn Corporation since January 2020. Ms. Kimbrough previously served as Assistant Treasurer for Google from October 2017 to December 2019. Prior to that time, Ms. Kimbrough served as a Managing Director and Head of Macroeconomic Policy at Bank of America Merrill Lynch from 2014 to October 2017. Ms. Kimbrough worked at the Federal Reserve Bank of New York from 2005 to 2014, serving as Vice President and a director for the Financial Stability Monitoring Function in the Markets Group from 2010 to 2014 and as a manager for Analytical Development from 2005 to 2010. Ms. Kimbrough previously worked as an economist and strategist at Morgan Stanley from 2000 to 2005.

Diane C. Nordin

Age 62 Independent director since November 2013; Board Vice Chair since April 2019 Board committees: • Audit • Compensation and Human Capital (Chair) • Risk Policy and Capital
Ms. Nordin served as a partner of Wellington Management Company, LLP, a private asset management company, from 1995 to 2011, and originally joined Wellington in 1991. She served in many global leadership roles at Wellington, most notably as head of Fixed Income, Vice Chair of the Compensation Committee and Audit Chair of the Wellington Management Trust Company. Ms. Nordin spent over three decades in the investment business, having previously been employed by Fidelity Investments and Putnam Investments. Ms. Nordin is a Chartered Financial Analyst. Following her retirement from the asset management industry, Ms. Nordin served as an Advanced Leadership Initiative Fellow at Harvard University from 2011 to 2012. Ms. Nordin currently serves as a member of the Board of Directors of Principal Financial Group, where she serves as a member of the Audit Committee and the Finance Committee. She also serves as a member of the Board of Directors of Antares Midco, Inc., where she serves as Chair of the Compensation Committee. Ms. Nordin also serves as a member of the Board of Governors of the CFA Institute, where she serves as Board Past Chair and Nominating Committee Chair.

Jonathan Plutzik

Age 66 Independent director since November 2009 Board committees: • Community Responsibility and Sustainability • Strategic Initiatives and Technology
Mr. Plutzik has served as Chairman of Betsy Ross Investors, LLC since 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. since 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from 2002 to 2005. Before that, he served from 1978 to 2002 in

Fannie Mae 2020 Form 10-K	177

Directors, Executives Officers and Corporate Governance | Directors
various positions with Credit Suisse First Boston, retiring in 2002 from his role as Vice Chairman. Mr. Plutzik currently serves as a member of the Board of Directors of the Planet Word Museum, Zara’s Center and Zara’s Center Trust, the O, Miami Poetry Festival and the Jewish American and Holocaust Literature Association.

Manuel “Manolo” Sánchez Rodríguez

Age 55 Independent director since September 2018 Board committees: • Nominating and Corporate Governance • Risk Policy and Capital (Chair) • Strategic Initiatives and Technology
Mr. Sánchez was the President and Chief Executive Officer of Compass Bank, Inc. (“Compass Bank”), a U.S. subsidiary of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), from 2008 to January 2017. Mr. Sánchez also served as a member of BBVA’s worldwide Executive Committee and was BBVA’s Country Manager for U.S. operations from 2010 to January 2017. In addition, Mr. Sánchez became Chairman of the Board of Directors of Compass Bank and its holding company, BBVA Compass Bancshares, Inc., in 2010 and served in these roles until November 2017. Mr. Sánchez joined BBVA in 1990 and served in a number of other roles at BBVA prior to becoming President and Chief Executive Officer of Compass Bank in 2008. Mr. Sánchez currently serves as a member of the Board of Directors of Stewart Information Services Corporation, where he serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Sánchez also currently serves on the Board of Directors of BanCoppel S.A. Instutición de Banca Múltiple in Mexico City, where he is a member of the Risk Committee. From November 2018 to October 2020, Mr. Sánchez served as a member of the Board of Directors of On Deck Capital, Inc., where he was a member of the Audit Committee and the Compensation Committee. Mr. Sánchez is Founder of Adelante Ventures LLC and an advisor to several fintech companies, including Spring Labs and Topl. He is an Adjunct Professor at Rice University’s Jones Graduate School of Business, where he teaches disruption in financial services with a focus on crypto currencies and blockchain. Mr. Sánchez also currently serves as a trustee or member of the Board of Directors of a number of civic, cultural and educational institutions, including the Houston Symphony, KIPP Texas Public Schools, and the Center for Houston’s Future.
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
FHFA’s instructions require that we obtain the conservator’s decision before taking action on matters that require the consent of or consultation with Treasury under the senior preferred stock purchase agreement. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” and “Note 11, Equity” for matters that require the approval of Treasury under the senior preferred stock purchase agreement.

Fannie Mae 2020 Form 10-K	178

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
Composition of Board of Directors
FHFA has directed that our Board of Directors should have a minimum of nine and not more than thirteen directors. There is a non-executive Chair of the Board, and our Chief Executive Officer is the only corporate officer serving as a director. Our Corporate Governance Guidelines, in accordance with FHFA corporate governance regulations, require a majority of Fannie Mae’s directors to be independent. The Board currently has eleven members, ten of whom are independent. See “Certain Relationships and Related Transactions, and Director Independence—Director Independence” for a description of our director independence requirements and a discussion of the Board’s review of the independence of all current Board members.
Our conservator appointed directors in 2008. Subsequent vacancies have been and may continue to be filled by the Board, subject to review by the conservator. FHFA’s 2008 order appointing directors provided that each director serves on the Board until the earlier of (1) resignation or removal by the conservator or (2) the election of a successor director

Fannie Mae 2020 Form 10-K	179

Directors, Executive Officers and Corporate Governance | Corporate Governance
at an annual meeting of shareholders. Because FHFA as our conservator has all powers of our shareholders, we have not held shareholders’ meetings since entering into conservatorship.
Under the Charter Act, each director is elected for a term ending on the date of our next annual shareholders’ meeting. Fannie Mae’s bylaws provide that each director holds office for the term for which he or she was elected or appointed and until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office in accordance with applicable law or regulation, whichever occurs first. As noted above, however, the conservator appointed an initial group of directors to our Board following our entry into conservatorship, provided the Board with the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. In early 2021, we revised our Corporate Governance Guidelines to provide that, absent death, resignation or retirement, each director first appointed in 2021 or thereafter will serve until the earliest of: (1) the third anniversary of the effective date of such director’s appointment while the company is in conservatorship; (2) the date on which the director is removed by the conservator while the company is in conservatorship; or (3) the date on which the director’s successor is elected at an annual meeting of shareholders. The three-year Board service limitation while the company is in conservatorship is not applicable to any of the company’s current directors, all of whom were appointed prior to 2021. In addition, absent a waiver from FHFA, FHFA corporate governance regulations limit service on our Board to ten years or age 72, whichever comes first. In 2019, FHFA approved a waiver of the ten-year Board term limit applicable to Mr. Plutzik, allowing him to serve on the Board through December 31, 2022.
Under the Charter Act, our Board shall at all times have as members at least one person from each of the homebuilding, mortgage lending and real estate industries, and at least one person from an organization that has represented consumer or community interests for not less than two years or one person who has demonstrated a career commitment to the provision of housing for low-income households. In addition, our Corporate Governance Guidelines provide that the Board, as a group, must be knowledgeable in business, finance, capital markets, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, technology, environmental, social and governance (“ESG”), and any other areas as may be relevant to the safe and sound operation of Fannie Mae. In addition to expertise in the areas noted above, our Corporate Governance Guidelines specify that the Nominating and Corporate Governance Committee also seeks Board members who possess the highest personal values, judgment and integrity, and who understand the regulatory and policy environment in which Fannie Mae does business. The Nominating and Corporate Governance Committee also considers whether a prospective Board candidate has the ability to attend meetings and fully participate in the activities of the Board.
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

Fannie Mae 2020 Form 10-K	180

Directors, Executive Officers and Corporate Governance | Corporate Governance
Our directors have a variety of backgrounds and overall experience. Over half of Fannie Mae’s Board are women and/or racial or ethnic minorities. Our Board also has a balance of longer-serving directors with institutional knowledge and newer directors with fresh perspectives. The charts below provide information on the composition of our Board by demographic background and Board tenure.

Board Diversity

Black/African American
Women		50’s	< 2 Years

Men	White	60’s	2-4 Years

	Hispanic/Latino	70’s	5+ Years

Fannie Mae 2020 Form 10-K	181

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

Director Experience, Qualifications, Attributes and Skills

Alving	Bair	Frater	Glover	Heid	Herz	Jenkins	Kimbrough	Nordin	Plutzik	Sánchez
Business	•	•	•	•	•	•	•	•	•	•	•
Finance	•	•	•	•	•	•	•	•	•	•	•
Capital Markets		•	•		•	•	•	•	•	•	•
Accounting	•	•	•	•	•	•	•	•	•	•	•
Risk Management	•	•	•	•	•	•	•	•	•	•	•
Public Policy	•	•		•	•		•	•			
Mortgage Lending		•	•		•	•	•		•	•	•
Real Estate		•	•	•	•					•	
Low-Income Housing			•	•							
Home Building				•							
Regulation of Financial Institutions		•	•	•	•	•	•		•	•	•
Technology	•	•					•	•			•
ESG	•		•	•	•	•	•	•

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
Our Board has six standing committees: the Audit Committee, the Community Responsibility and Sustainability Committee, the Compensation and Human Capital Committee, the Nominating and Corporate Governance Committee, the Risk Policy and Capital Committee, and the Strategic Initiatives and Technology Committee. Pursuant to FHFA direction, with such exceptions as the conservator may direct, the Board and the standing Board committees function in accordance with:
•their designated duties and authorities as set forth in the Charter Act, other applicable federal law, FHFA’s corporate governance rules, FHFA’s prudential management and operations standards, FHFA written supervisory guidance and direction, and, to the extent not inconsistent with the foregoing, Delaware law (insofar as Fannie Mae has adopted its provisions for corporate governance purposes);

Fannie Mae 2020 Form 10-K	182

Directors, Executive Officers and Corporate Governance | Corporate Governance
•Fannie Mae’s bylaws and the applicable charters of Fannie Mae’s Board committees; and
•such other duties or authorities as the conservator may provide.
Such duties or authorities may be modified by the conservator at any time.
Committee Charters and Corporate Governance
Our Corporate Governance Guidelines and charters for each of the Board’s standing committees are posted on our website, www.fanniemae.com, in the “About Us—Corporate Governance” section. Although our equity securities are no longer listed on the New York Stock Exchange (“NYSE”), we are required by FHFA corporate governance regulations to follow specified NYSE corporate governance requirements relating to, among other things, the independence of our directors and the charter, independence, composition, expertise, duties, responsibilities and other requirements of our Board committees.
Risk Management Oversight
Our Board of Directors oversees risk management primarily through the Risk Policy and Capital Committee of the Board. FHFA corporate governance regulations set forth risk management requirements for our Board and our Risk Policy and Capital Committee, as described below. These regulations require that our Board approve, have in effect at all times, and periodically review an enterprise-wide risk management program that establishes our risk appetite, aligns the risk appetite with our strategies and objectives, and addresses our exposure to credit risk, market risk, liquidity risk, business risk and operational risk. Our risk management program must align with our risk appetite and include risk limitations appropriate to each line of business, appropriate policies and procedures relating to risk management governance, risk oversight infrastructure, and processes and systems for identifying and reporting risks, including emerging risks. Our program must also include provisions for monitoring compliance with our risk limit structure and policies relating to risk management governance, risk oversight, and effective and timely implementation of corrective actions. Additional provisions must specify management’s authority and independence to carry out risk management responsibilities and the integration of risk management with management’s goals and compensation structure. FHFA corporate governance regulations require our Risk Policy and Capital Committee to assist the Board in carrying out its oversight of our risk management program. These regulations also require that our Risk Policy and Capital Committee must:
•be chaired by a director not serving Fannie Mae in a management capacity;
•have at least one member with risk management experience that is commensurate with our capital structure, risk appetite, complexity, activities, size and other appropriate risk-related factors;
•have committee members with a practical understanding of risk management principles and practices relevant to Fannie Mae;
•fully document and maintain records of its meetings; and
•report directly to the Board and not as part of, or combined with, another committee.
FHFA corporate governance regulations set forth specific responsibilities for our Risk Policy and Capital Committee, including that it must:
•periodically review and recommend for Board approval an appropriate enterprise-wide risk management program that is commensurate with our capital structure, risk appetite, complexity, activities, size and other appropriate risk-related factors;
•receive and review regular reports from our Chief Risk Officer; and
•periodically review the capabilities for, and adequacy of resources allocated to, enterprise-wide risk management.
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
Board’s Role in Cybersecurity Risk Oversight
Cybersecurity risk is overseen by the Board as well as the Risk Policy and Capital Committee and the Strategic Initiatives and Technology Committee of the Board. The Risk Policy and Capital Committee had responsibility for oversight of cybersecurity risk matters in 2020. Beginning in 2021, the Strategic Initiatives and Technology Committee also has oversight responsibility relating to cybersecurity risk matters. The Board has also delegated oversight authority for specified cybersecurity risk matters to certain management-level committees. The Board and the Risk Policy and Capital Committee engaged in discussions throughout the year with senior management on cybersecurity risk matters

Fannie Mae 2020 Form 10-K	183

Directors, Executive Officers and Corporate Governance | Corporate Governance
and received periodic reports from the company’s chief information security officer and other senior officers, including updates on our cybersecurity program, the external threat environment, and the steps the company is taking to address and mitigate the risks associated with the evolving cybersecurity threat environment. Senior management, including the senior officers mentioned above, also discussed cybersecurity developments with the Chair of the Risk Policy and Capital Committee and other Board members between Board and committee meetings, as appropriate. In addition, the Board and the Risk Policy and Capital Committee received updates regarding assessments by external parties about the company's cybersecurity program. The company has procedures to escalate information regarding certain cybersecurity incidents to the appropriate members of the Board in a timely fashion. The Board reviews and approves the company’s Cyber Risk Policy and Operational Risk Policy at least annually. The Board and its committees also have authority, as they deem appropriate to fulfill Board or committee responsibilities, to engage outside consultants or advisors, including technology consultants and cybersecurity experts.
Human Capital Management Oversight
In early 2021, our Board approved amendments to the Compensation Committee Charter to, among other things, change the name of the Compensation Committee to the Compensation and Human Capital Committee, and better reflect the Committee’s role in overseeing the company’s human capital management. The Compensation and Human Capital Committee of the Board has oversight of the company’s human capital management and its diversity and inclusion program and related policies and practices. As part of its oversight role, the Committee reviews the company’s primary compensation programs and benefits, succession planning for executives, as well as corporate culture and employee engagement.
Codes of Conduct
We have a Code of Conduct that is applicable to all officers and employees (our “Employee Code of Conduct”) and a Code of Conduct for the Board of Directors (our “Director Code of Conduct”). Our Employee Code of Conduct also serves as the code of ethics for our Chief Executive Officer and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. We have posted these codes on our website, www.fanniemae.com, under “Code of Conduct” in the “About Us—Corporate Governance” section. We intend to disclose any changes to or waivers from these codes that apply to any of our executive officers, our controller or our directors by posting this information on our website.
Audit Committee Membership
Our Board of Directors has a standing Audit Committee consisting of Mr. Herz, who is the Chair, Mr. Heid, who is the Vice Chair, Mr. Jenkins and Ms. Nordin, all of whom are financially literate and all of whom are independent under the requirements of independence set forth in FHFA corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines, and other SEC rules and regulations applicable to audit committees. The Board has determined that each member of the Audit Committee has the requisite experience, as discussed in “Directors,” to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
Executive Sessions
Our non-management directors meet in executive session on a regularly scheduled basis. Our Board of Directors reserves time for an executive session at every regularly scheduled Board meeting. The non-executive Chair of the Board presides over these sessions.
Communications with Directors or Audit Committee
Interested parties wishing to communicate any concerns or questions about Fannie Mae to the non-executive Chair of the Board or to our non-management directors individually or as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Board of Directors, c/o Office of the Corporate Secretary, Fannie Mae, 1100 15th Street, NW, Washington, DC 20005. Communications may be addressed to a specific director or directors, including Ms. Bair, the Chairwoman of the Board, or to groups of directors, such as the independent or non-management directors.
Interested parties wishing to communicate with the Audit Committee regarding accounting, internal accounting controls or auditing matters may do so by electronic mail addressed to “auditcommittee@fanniemae.com,” or by U.S. mail addressed to Audit Committee, c/o Office of the Corporate Secretary, Fannie Mae, 1100 15th Street, NW, Washington, DC 20005.

Fannie Mae 2020 Form 10-K	184

Directors, Executive Officers and Corporate Governance | Corporate Governance
The Office of the Corporate Secretary is responsible for processing all communications to a director or directors. Communications that are deemed by the Office of the Corporate Secretary to be commercial solicitations, ordinary course customer inquiries or complaints, incoherent or obscene are not forwarded to directors.
Director Nominations; Shareholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the shareholders and Board of Directors of Fannie Mae. As a result, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2021. For more information on the conservatorship, refer to “Business—Conservatorship, Treasury Agreements and Housing Finance Reform.”
ESG Matters

Overview
Initiated in 2019, our ESG strategy builds on our mission to provide liquidity and stability to the U.S. residential mortgage market and to promote access to mortgage credit. Our ESG strategy evaluates how we can create greater positive environmental and social impact through our corporate debt, Single-Family and Multifamily MBS products, and other corporate activities. Our strategy is informed by the issues most relevant to our business, such as energy-efficient and affordable housing, market conditions and global ESG standards. In early 2020, we demonstrated our commitment to the ESG strategy by setting it as one of the three strategic objectives in our new strategic plan. We describe below key components of our ESG strategy.
Our ESG strategy is underpinned by regular, transparent reporting. We plan to expand our reporting efforts beyond our Green Bond Impact Report to other efforts, including reporting based on the Sustainability Accounting Standards Board (“SASB”) framework.
To underscore the importance of ESG to our business, many of the company’s performance objectives for 2020 executive and employee compensation were related to ESG matters, as described in “Executive Compensation—Compensation Discussion and Analysis.”
More information about ESG is available on our website, www.fanniemae.com, under “ESG” in the “About Us” section.
Environmental
We are committed to improving environmental sustainability in the homes we finance, the communities we serve, and the places we work.
Green Bonds to Finance Energy- and Water-Efficient Housing
Our green bonds are securities backed by mortgage loans that finance energy- and/or water-efficient homes. Since issuing our first green bond in 2012, through 2019, we have issued $75 billion in green MBS and $9 billion in green resecuritizations. Fannie Mae was recognized as the largest issuer of green bonds in the world for the third consecutive year in 2019. We continued our commitment to green financing in 2020, issuing a total of $13.0 billion in multifamily green MBS and $1.9 billion in green resecuritizations. We also expanded our green bond offerings in 2020 to include single-family MBS, issuing a total of $94 million in single-family green MBS.
Our green financing business from 2012 to 2019 is projected to prevent approximately 528,000 metric tons of greenhouse gas emissions and save 7.7 billion gallons of water and 7.8 billion kilo British thermal units of source energy. More information about the positive environmental and social impacts of Fannie Mae’s multifamily green bonds can be found in our 2019 Multifamily Green Bond Impact Report, which is available on our website.
Climate Risk Mitigation
The increasing frequency and intensity of natural disasters continue to affect communities nationwide. We understand the importance of evaluating the risk to our guaranty book of business from potential loss attributable to weather-related natural catastrophes due to climate change. As a result, we established a Climate Impact team to assess that risk and identify best practices and strategies to mitigate the impacts such events can have on our guaranty book, sellers, servicers and borrowers. See “Risk Factors—Credit Risk” for a discussion of climate-related risks to our business and “MD&A—Risk Management—Mortgage Credit Risk Management—Natural Disaster and Climate Risk Management” for a discussion of our climate-related risk management.

Fannie Mae 2020 Form 10-K	185

Directors, Executive Officers and Corporate Governance | ESG Matters
Green Operations
We continue to seek to reduce the environmental footprint of our operations. In 2018, we relocated our Washington, DC headquarters to a LEED Gold building. The new headquarters reduced our environmental footprint by consolidating our DC-based employee population to a single building. This move followed the consolidation of our Dallas offices to a single, LEED Silver building in Plano, Texas. In 2020, our Washington, DC headquarters derived 45% of its energy from renewable sources and our Reston Crescent location in Virginia derived 100% of its energy from renewable sources.
Social
We help drive social and economic progress through valuable partnerships, innovative solutions and programs, and sustainable business practices.
Housing Affordability
Prudently enabling access to affordable housing for households of modest means and for underserved communities is a key priority for us. In November 2020, we published a Sustainable Bond Framework to guide our issuances of sustainable debt bonds and sustainable MBS that support housing affordability and green financing.
We offer a number of affordable loan products, including HomeReady®, a low down payment mortgage product that is designed for creditworthy low-income borrowers. In 2019, we financed approximately 299,000 home purchase mortgages to low- and very low-income borrowers (28% of single-family mortgages acquired) and approximately 385,000 rental units affordable to low- and very low-income families (65% of multifamily units financed). We provide more information on our affordable housing activities in our Annual Housing Activities Report and Annual Mortgage Report, which is available on our website. Also see “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Housing Goals” for information on our performance against our housing goals.
In addition to providing financing, we also engage in other activities to support housing affordability. For example, we estimate that we provided homeownership education through our primary homeownership education partner to more than 225,000 people in 2020. We also launched the Sustainable Communities Innovation Challenge in 2017. This nationwide competition provided $7 million to support solutions to help address the nation’s affordable housing issues by advancing sustainable communities that provide residents integrated opportunities for employment, health and wellness, and education.
COVID-19 Response
The relief measures Fannie Mae has implemented to help borrowers, renters, lenders and servicers affected by the COVID-19 pandemic have helped keep the housing finance market functioning and many homeowners and renters in their homes during this crisis. For information about our actions in response to the COVID-19 pandemic, see “Business—Executive Summary—COVID-19 Impact—Fannie Mae Response,” “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Attracting and Retaining Top, Diverse Talent
We recognize that fulfilling our mission requires us to foster a workplace that promotes diversity and inclusion. Our Office of Minority and Women Inclusion is responsible for creating our diversity and inclusion strategic plan, partnering with leaders across the company to ensure its effectiveness, and reporting on our progress against the plan. To further our commitment, our CEO, Hugh Frater, signed the CEO Action Pledge, which aims to advance diversity and inclusion within the workplace.
Our commitment to diversity and inclusion is demonstrated by our workforce and our leadership:
•Workforce. Our overall workforce consists of 44% women and 55% racial or ethnic minorities. (As of December 31, 2020.)
•Officers. Our officer-level employees consist of 37% women and 24% racial or ethnic minorities. (As of December 31, 2020.)
•Board of Directors. Over half of Fannie Mae’s Board members are women and/or racial or ethnic minorities. In November 2020, Sheila Bair became Chairwoman of the Board of Directors. See “Corporate Governance—Composition of the Board of Directors” for more information on the diversity of our Board.
Fannie Mae has been recognized with several national awards or other recognition relating to its diversity and inclusion efforts, including Disability Equality Index’s 2020 DEI Best Places to Work for Disability Inclusion and a 100% score on the Human Rights Campaign’s 2020 Corporate Equality Index. Additional information on the awards and recognition we

Fannie Mae 2020 Form 10-K	186

Directors, Executive Officers and Corporate Governance | ESG Matters
have received is available on our website, www.fanniemae.com, under “Awards and Recognition” in the “About Us—Who We Are” section.
For a discussion of the company’s human capital, including employee engagement, employee development, safety and resiliency, and diversity and inclusion, see “Business—Human Capital.”
Promoting Diversity in the Housing Industry
Programs. We are committed to advancing diversity in the housing industry. Below are some of the programs and partnerships we have established to advance this commitment.
•ACCESS: Established in 1992, Fannie Mae’s ACCESS® program provides opportunities for diverse-owned broker dealer firms to distribute our fixed-income securities to the capital markets. We included ACCESS dealers in every Benchmark Notes® issuance, Fannie Mae GeMSTM deal, Connecticut Avenue Securities® transaction and Multifamily Connecticut Avenue SecuritiesTM transaction in 2020.
•Appraiser Diversity Initiative: We created the Appraiser Diversity Initiative in 2018 to help increase diversity in the real estate appraisal field. We have partnered with the National Urban League and the Appraisal Institute on this initiative to attract new entrants to the residential appraisal field and foster increased diversity through outreach, scholarships and mentoring.
•Future Housing Leaders: In 2018, we created Future Housing Leaders® to help create a pipeline of diverse talent for the housing industry. Future Housing Leaders connects college students from historically underrepresented groups to paid summer internship and early career opportunities in the housing industry.
Suppliers. We are also committed to ensuring the inclusion and utilization of diverse suppliers, vendors and business partners, as outlined in our Equal Opportunity in Employment and Contracting Statement, which is available on our website, www.fanniemae.com, under “Diversity and Inclusion” in the “About Us—Who We Are” section.
Community Engagement
In 2020, communities across the country faced evolving challenges exacerbated by the COVID-19 pandemic. Working within social distancing requirements, our company continued to encourage employees to contribute their time, talent and resources to participate in volunteer opportunities with organizations that align with their interests. At company-sponsored virtual events in 2020, over 2,500 employees volunteered nearly 8,000 hours. Additionally, through the company’s matching gifts program, employees, Board members and Fannie Mae collectively donated approximately $4 million to eligible non-profits in 2020.
Governance
We uphold our commitment to responsible business practices and ethical behavior in everything we do. For a discussion of our Board composition and other corporate governance matters, see “Corporate Governance.”
Oversight and Management of ESG Strategy and Activities
We established the Community Responsibility and Sustainability Committee of the Board in 2019 to steward our mission-oriented efforts and our commitment to becoming a leading ESG company. The Audit Committee, Compensation and Human Capital Committee, Nominating and Corporate Governance Committee, and Risk Policy and Capital Committee also oversee certain ESG activities.
We have a dedicated ESG team focused on further developing and implementing the company’s ESG strategy, including identifying opportunities to increase the company’s positive environmental and social impact and to report externally on this impact.
Employee and Board Ethical Conduct
Fannie Mae’s Employee Code of Conduct outlines employees' responsibilities for ethical and lawful conduct. Every year, employees must complete training on the Employee Code of Conduct and recommit to compliance with the Code. The Employee Code of Conduct references a number of ESG principles and covers topics such as workplace safety, conflicts of interest and reporting misconduct.
Fannie Mae also has a Director Code of Conduct that outlines duties and responsibilities of members of the Board, provides guidance to Board members to help them recognize and deal with ethical issues, provides mechanisms to report unethical conduct and helps foster a culture of honesty and accountability. Each member of the Board must annually certify his or her compliance with the Director Code of Conduct.

Fannie Mae 2020 Form 10-K	187

Directors, Executive Officers and Corporate Governance | Report of the Audit Committee of the Board of Directors
Report of the Audit Committee of the Board of Directors

The Audit Committee’s charter sets forth the Audit Committee’s duties and responsibilities, and provides that the Audit Committee’s purpose is to:
•oversee (a) the accounting, reporting, and financial practices of the company and its subsidiaries, including the integrity of the company’s financial statements and internal control over financial reporting, (b) the company’s compliance with legal and regulatory requirements, (c) the external auditor’s qualifications, independence, and performance, and (d) the qualifications, independence, and performance of the company’s internal audit function and chief audit executive;
•approve, or recommend for Board approval, as appropriate, certain of the company’s policies relating to the Audit Committee’s oversight of the external auditor relationship, internal audit function, and the compliance department; and
•prepare the report required by the rules of the SEC to be included in the company’s annual proxy statement in years in which Fannie Mae holds an Annual Meeting of Stockholders and files a proxy statement.
In accordance with this purpose, the Audit Committee has the authority to appoint, compensate, retain, oversee, evaluate and terminate the company’s independent external auditor (referred to as the “independent auditor”); however, the Audit Committee is required to consult and obtain the decision of the conservator before exercising some of these authorities. The independent auditor reports directly to the Audit Committee. The Audit Committee is responsible for fee negotiations with the independent auditor and pre-approves the fees for and the terms of all audit and non-audit services to be provided by the independent auditor. Subject to the conservator’s decision, the Audit Committee has the authority to retain counsel, accountants, experts and other advisors to assist the Audit Committee members in carrying out their duties.
As described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Audit Committee Membership,” the Board has determined that all members of Fannie Mae’s Audit Committee are financially literate and all are independent under the independence requirements set forth in FHFA corporate governance regulations (which require compliance with the independence standards adopted by the NYSE) and that all members of the Audit Committee are “audit committee financial experts” under the rules and regulations of the SEC.
The Audit Committee serves in an oversight capacity. Management is responsible for the financial reporting process, including the system of internal controls, for the preparation of consolidated financial statements in accordance with GAAP and for the report on the company’s internal control over financial reporting. The company’s independent auditor, Deloitte & Touche LLP (“Deloitte”), is responsible for planning and conducting an independent audit of those financial statements and expressing an opinion as to their conformity with GAAP and expressing an opinion on the effectiveness of the company’s internal control over financial reporting. The Audit Committee’s responsibility is to oversee the financial reporting process and to review and discuss management’s report on the company’s internal control over financial reporting. The Audit Committee relies, without independent verification, on the information provided to it and on the representations made by management, the internal audit function and the independent auditor, who generally attends each Audit Committee meeting.
For the year ended December 31, 2020, the Audit Committee, among other things:
•reviewed and discussed the company’s quarterly earnings releases, quarterly reports on Form 10-Q and this Annual Report on Form 10-K, including the consolidated financial statements;
•together with the Board and the other Board Committees, including the Risk Policy and Capital Committee, reviewed the company’s major legal and compliance risk exposures and the guidelines and policies that govern the process for risk assessment and risk management;
•reviewed and discussed reports from management on the company’s policies regarding applicable legal and regulatory requirements;
•reviewed and discussed the plan and scope of the 2020 audit work for the independent auditor;
•reviewed, discussed and approved the 2020 internal audit plan and budget, and reviewed and discussed summaries of the significant reports by the internal audit function;
•reviewed the performance and compensation of the Chief Audit Executive and Chief Compliance Officer;
•reviewed the engagement, independence and quality control procedures of the independent auditor, as described in further detail below;

Fannie Mae 2020 Form 10-K	188

Directors, Executive Officers and Corporate Governance | Report of the Audit Committee of the Board of Directors
•met with and/or received reports from senior representatives of the following divisions or departments of the company: Finance, Legal, Compliance, Internal Audit, Chief Operating Officer and Enterprise Risk Management; and
•met regularly in executive sessions with each of Deloitte, the internal audit function and company management, including the Chief Financial Officer, the Chief Compliance Officer and the Chief Audit Executive, which provided an additional opportunity for Deloitte and the others noted to provide candid feedback to the Committee.
The Audit Committee also reviewed and discussed with management, the Chief Audit Executive and Deloitte:
•the audited consolidated financial statements for 2020;
•the critical accounting policies that are set forth in this Annual Report on Form 10-K;
•management’s annual report on the company’s internal control over financial reporting; and
•Deloitte’s opinion on the consolidated financial statements, including the critical audit matters addressed during the audit, and the effectiveness of the company’s internal control over financial reporting.
The Audit Committee has discussed with Deloitte the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has received from Deloitte the written disclosures and the letter required by applicable requirements of the PCAOB regarding Deloitte’s communications with the Audit Committee concerning independence, and also has discussed with Deloitte its independence from the company.
In evaluating Deloitte’s independence, the Audit Committee considered whether services it provided to the company beyond those rendered in connection with its audit of the company’s consolidated financial statements, reviews of the company’s interim condensed consolidated financial statements included in its quarterly reports on Form 10-Q and its opinion on the effectiveness of the company’s internal control over financial reporting would impair its independence. The Committee also reviewed and pre-approved, among other things, the audit, audit-related and non-audit-related services performed by Deloitte. The Committee received regular updates on the amount of fees and scope of audit, audit-related and non-audit-related services provided. The Committee concluded that the provision of services by Deloitte did not impair its independence.
Deloitte has served as the company’s independent auditor since 2005. Deloitte’s lead audit partner and concurring partner rotate every five years, and the Audit Committee participates in the selection of the lead audit partner. The Audit Committee evaluates the independent auditor’s qualifications, performance and independence on at least an annual basis. The factors the Audit Committee considered in evaluating and approving Deloitte’s appointment as the company’s independent auditor included:
•Deloitte’s technical expertise and industry experience;
•its institutional knowledge of the company’s business, significant accounting practices and system of internal control over financial reporting;
•audit effectiveness, including the quality of Deloitte’s audit work, its quality control procedures, the expertise and performance of the lead audit partner, and the professionalism and demonstrated objectivity and skepticism of Deloitte’s team;
•the frequency and quality of Deloitte’s communication with the Committee, and the level of support provided to the Committee;
•external data on audit quality and performance and legal and regulatory matters involving Deloitte, including the results of PCAOB inspection reports and Deloitte’s peer review reports, and actions by Deloitte to continue to enhance the quality of its audit practice; and
•Deloitte’s independence and its policies and procedures regarding independence.
Based on the reviews, reports, meetings and discussions referred to above, and subject to the limitations on the Audit Committee’s role and responsibilities described above and in the Audit Committee Charter, the Audit Committee recommended to the Board of Directors that the company’s audited consolidated financial statements for 2020 be included in this Annual Report on Form 10-K for filing with the SEC. In addition, the Audit Committee approved the appointment of Fannie Mae’s independent auditor, Deloitte & Touche LLP, for 2021. FHFA, as the company’s

Fannie Mae 2020 Form 10-K	189

Directors, Executive Officers and Corporate Governance | Report of the Audit Committee of the Board of Directors
conservator, approved Deloitte’s appointment as Fannie Mae’s independent auditor for 2021.
Audit Committee:
Robert H. Herz, Chair
Michael J. Heid, Vice Chair
Antony Jenkins
Diane C. Nordin
Executive Officers

Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.
Mr. Frater, our Chief Executive Officer, has served as a member of our Board of Directors since January 2016. Information about his business experience and other matters is provided in “Directors.” As of February 12, 2021, we have seven other executive officers:

David C. Benson

Age 61	President Joined Fannie Mae in 2002
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

Celeste M. Brown

Age 44	Executive Vice President and Chief Financial Officer Joined Fannie Mae in 2017
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

Fannie Mae 2020 Form 10-K	190

Directors, Executive Officers and Corporate Governance | Executive Officers

Michele M. Evans

Age 57	Executive Vice President—Multifamily Joined Fannie Mae in 1992
Ms. Evans has served as Executive Vice President—Multifamily since August 2020. Prior to that time, Ms. Evans served as Multifamily Chief Operating Officer from 2009 to August 2020, first as Vice President from 2009 to 2012, and then as Senior Vice President from 2012 to August 2020. Ms. Evans served as Vice President for Corporate Affairs from 2006 to 2009. Prior to that time, Ms. Evans served in various director-level positions in the Multifamily business area from 1998 to 2006, and in various manager-level positions at the company from 1994 to 1998. Ms. Evans joined Fannie Mae in 1992 as an analyst.

Jeffery R. Hayward

Age 64	Executive Vice President and Chief Administrative Officer Joined Fannie Mae in 1987
Mr. Hayward has served as Fannie Mae’s Chief Administrative Officer since August 2020. Mr. Hayward has served in various roles at Fannie Mae for over 30 years. Mr. Hayward served as Head of Multifamily from 2012 to August 2020, first as Senior Vice President from 2012 to 2014 and then as Executive Vice President from 2014 to August 2020. He was Fannie Mae’s Senior Vice President—National Servicing Organization from 2010 to 2012. He also served as Senior Vice President of Community Lending in Fannie Mae’s Multifamily division from 2004 to 2010. Prior to that time, Mr. Hayward served as both a Senior Vice President and a Vice President in Fannie Mae’s Single-Family division, including as Senior Vice President in the National Business Center from 2001 to 2004, as Vice President for Single-Family Business Strategy from 1999 to 2001, as Vice President for Asset Management Services from 1998 to 1999 and as Vice President for Quality Control and Operations from 1996 to 1998. Mr. Hayward also served as Vice President for Risk Management from 1993 to 1996. Before that, he served as Director, Loan Acquisition from 1992 to 1993, as Director, Marketing from 1989 to 1992, and as Senior Negotiator from 1988 to 1989. Mr. Hayward joined the company in 1987 as a senior MBS representative.

Kimberly H. Johnson

Age 48	Executive Vice President and Chief Operating Officer Joined Fannie Mae in 2006
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

Fannie Mae 2020 Form 10-K	191

Directors, Executive Officers and Corporate Governance | Executive Officers

Stergios “Terry” Theologides

Age 54	Executive Vice President, General Counsel and Corporate Secretary Joined Fannie Mae in 2019
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

Ryan A. Zanin

Age 58	Executive Vice President and Chief Risk Officer Joined Fannie Mae as an executive officer in 2021
Mr. Zanin has served as Fannie Mae’s Executive Vice President and Chief Risk Officer since February 2021. Mr. Zanin has over 30 years of experience in financial services and over 20 years of experience in risk management. Mr. Zanin previously served as President and CEO of the Restructuring & Strategic Ventures Group at GE Capital from 2015 until his retirement from General Electric in July 2018. Previously, Mr. Zanin served as Chief Risk Officer of GE Capital from 2010 to 2015 and again served in that role from November 2016 until his retirement. Before joining GE Capital, Mr. Zanin served as Managing Director and Chief Risk Officer, International Capital Markets, at Wells Fargo & Company, from 2008 to 2010, and as Chief Risk Officer, Corporate and Investment Bank at Wachovia Corporation, from 2006 to 2008. Before that, he spent 14 years in leadership roles across Deutsche Bank AG and Bankers Trust Company. Mr. Zanin was a member of Fannie Mae’s Board of Directors from September 2016 to January 2021, where he most recently served on the Risk Policy and Capital Committee and as Vice Chair of the Community Responsibility and Sustainability Committee.
Item 11.  Executive Compensation
Compensation Discussion and Analysis

Named Executives for 2020
This Compensation Discussion and Analysis focuses on our compensation decisions and arrangements for 2020 relating to the following executives, whom we refer to as our “named executives”:
•Hugh R. Frater    Chief Executive Officer
•Celeste M. Brown    Executive Vice President and Chief Financial Officer
•David C. Benson    President
•Andrew J. Bon Salle    Former Executive Vice President—Single-Family Mortgage Business
(through December 2020)
•Jeffery R. Hayward    Executive Vice President and Chief Administrative Officer (beginning August 2020)
Former Executive Vice President and Head of Multifamily (until August 2020)
•Kimberly H. Johnson    Executive Vice President and Chief Operating Officer

Fannie Mae 2020 Form 10-K	192

Executive Compensation | Compensation Discussion and Analysis
These officers are our principal executive officer, our principal financial officer, and our next four most highly compensated executive officers during 2020. Andrew Bon Salle served as the company’s Executive Vice President—Single-Family Mortgage Business through December 31, 2020, on which date he retired from the company. We refer to our 2020 compensation arrangements with our named executives, other than our Chief Executive Officer, as the “2020 executive compensation program.”
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
Total annual direct compensation for our Chief Executive Officer is limited by statute to base salary at an annual rate of $600,000 while we are in conservatorship or receivership. The 2020 executive compensation program applicable to our other named executives was developed by FHFA in consultation with Treasury. These named executives receive two principal elements of compensation: base salary, which is paid in regular installments throughout the year, and deferred salary, which is currently paid after a one-year deferral period. There are two components to deferred salary: (1) a fixed portion that is generally subject to reduction if an executive leaves the company within one year following the end of the performance year, unless he or she has met specified age and years of service requirements; and (2) an at-risk portion that is subject to reduction based on corporate and individual performance. Named executives do not receive bonuses or any form of equity compensation.
Despite the challenges posed by the COVID-19 pandemic, we had a successful year in 2020. Under the leadership of our executives, including our named executives, we had net income of $11.8 billion in 2020. As discussed in “Determination of 2020 Compensation,” we achieved many milestones and accomplishments as we strived to be America’s most valued housing partner. We completed all of the corporate performance goals for 2020 set by FHFA as our conservator, which we refer to as the 2020 scorecard. In addition, our Board of Directors determined that we substantially achieved all of the goals it established for 2020. We also continued to lay the groundwork for a potential exit from conservatorship while successfully pivoting and continuing operations in light of the COVID-19 pandemic.
While conserving taxpayer resources is an important objective of FHFA’s design of our executive compensation program, we and FHFA understand that this objective must be balanced with our need to attract and retain qualified and experienced executives to prudently manage our $3.9 trillion guaranty book of business and enable the company to be an effective steward of taxpayer resources.
2020 Executive Compensation Program; Chief Executive Officer Compensation
Overview of 2020 Executive Compensation Program
FHFA has advised us that the design of our executive compensation program, which applies to our named executives other than our Chief Executive Officer, was intended to fulfill, and to balance, three primary objectives:
•Maintain Lower Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, our executive compensation program is designed generally to provide for lower pay levels relative to large financial services firms that are not in conservatorship. For new executive hires and compensation increase requests for executives, FHFA has requested that we target annual direct compensation to the 25th percentile of the market to the extent practicable and subject to appropriate exceptions.
•Attract and Retain Executive Talent. Our executive compensation program is intended to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage its $3.9 trillion guaranty book of business and enable the company to be an effective steward of taxpayer resources. We face competition for qualified executives from other companies. The Compensation and Human Capital Committee regularly considers the level of our executives’ compensation and whether changes are needed to attract and retain executives. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.
•Reduce Pay if Goals Are Not Achieved. To support FHFA’s goals for our conservatorship and encourage performance in furtherance of these goals, 30% of each named executive’s total target direct compensation (other than the Chief Executive Officer’s compensation) consists of at-risk deferred salary subject to reduction based on corporate and individual performance.

Fannie Mae 2020 Form 10-K	193

Executive Compensation | Compensation Discussion and Analysis
FHFA’s objectives for our executive compensation program limit our ability to make changes to the program.
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
Requirements Applicable During Conservatorship
While we are in conservatorship, we are subject to additional legal and regulatory requirements relating to our executive compensation, including the following:
•Equity in Government Compensation Act. The Equity in Government Compensation Act of 2015 limits the compensation and benefits for our Chief Executive Officer to the same level in effect as of January 1, 2015 while we are in conservatorship or receivership. This law also provides that compensation and benefits for our Chief Executive Officer may not be increased while we are in conservatorship or receivership. Accordingly, annual direct compensation for our Chief Executive Officer is limited to base salary at an annual rate of $600,000.
•STOCK Act. Pursuant to the STOCK Act and related FHFA regulations, our senior executives, including the named executives, are prohibited from receiving bonuses during conservatorship.
•FHFA Instructions—Executive Compensation. As our conservator, FHFA has retained the authority to approve the terms and amounts of our executive compensation. In its instructions to us, FHFA directed that management obtain FHFA’s decision before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of named executives or other executive officers as defined in SEC rules.
•FHFA Instructions—Other Compensation. Pursuant to FHFA instructions, FHFA’s decision as conservator is required with regard to any changes in employee compensation that could significantly impact our employees, including but not limited to retention awards, special incentive plans and merit increase pool funding.
•FHFA Directives. As our conservator, FHFA has directed us to:
◦limit base salaries for all employees to no more than $600,000;
◦obtain FHFA’s decision before entering into any compensation arrangement for a new hire where the proposed total target direct compensation is $600,000 or above;
◦obtain FHFA’s decision before increasing the total target direct compensation of any employee where the proposed total target direct compensation is $600,000 or above; and
◦increase the mandatory deferral period for at-risk deferred salary as described under “Change to At-Risk Deferred Salary Deferral Period.”
•Shareholder Powers. As our conservator, FHFA has all powers of our shareholders. Accordingly, we have not held shareholders’ meetings since entering into conservatorship, nor have we held any shareholder advisory votes on executive compensation.
•Golden Parachute Regulation. A golden parachute payment generally refers to a compensatory payment that is contingent on or provided in connection with termination of employment. FHFA regulation pursuant to the GSE Act generally prohibits us from making golden parachute payments to any current or former director, officer, or employee of the company during any period in which we are in conservatorship, receivership or other troubled condition, unless either a specific exemption applies or the Director of FHFA approves the payments. Specific exemptions include qualified pension or retirement plans, nondiscriminatory employee plans or programs that meet specified requirements, and bona fide deferred compensation plans or arrangements that meet specified requirements.
Other Applicable Requirements
We are also subject to legal and regulatory requirements relating to our executive compensation that apply whether or not we are in conservatorship, including the following:
•Senior Preferred Stock Purchase Agreement. Under the terms of our senior preferred stock purchase agreement with Treasury, until the senior preferred stock is repaid or redeemed in full:

Fannie Mae 2020 Form 10-K	194

Executive Compensation | Compensation Discussion and Analysis
◦We may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executives or other executive officers as defined in SEC rules without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.
◦We may not sell or issue any equity securities without the prior written consent of Treasury except under limited circumstances, which effectively eliminates our ability to offer stock-based compensation.
•Charter Act. Under the Charter Act and related FHFA regulations, FHFA as our regulator must approve any termination benefits we offer to our named executives and certain other officers identified by FHFA.
•GSE Act. Pursuant to the GSE Act and related FHFA regulations, FHFA as our regulator has specified oversight authority over our executive compensation. The GSE Act directs FHFA to prohibit us from providing compensation to our named executives and certain other officers identified by FHFA that is not reasonable or comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review. The GSE Act also provides that, if we are classified as significantly undercapitalized, FHFA’s prior written approval is required to pay any bonus to an executive officer or to provide certain increases in compensation to an executive officer.
Chief Executive Officer Compensation
Direct compensation for our Chief Executive Officer consists solely of a base salary at an annual rate of $600,000 and has been limited to this amount by statute since the enactment of the Equity in Government Compensation Act of 2015. For purposes of this disclosure, “direct compensation” includes salary and other cash compensation, but excludes certain health and welfare, retirement, relocation and other similar benefits. See “Compensation Tables and Other Information—Summary Compensation Table” for information about our Chief Executive Officer’s total 2020 compensation.
Our current level of Chief Executive Officer compensation puts pressure on our ability to attract and retain executive talent. Total direct compensation for our Chief Executive Officer in 2020 was more than 90% below the market median for 2019 chief executive officer compensation at comparable firms. Our inability to offer market-based compensation to our Chief Executive Officer hinders our succession planning for our chief executive officer role. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.

Fannie Mae 2020 Form 10-K	195

Executive Compensation | Compensation Discussion and Analysis
Elements of 2020 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2020 executive compensation program for our named executives. Our Chief Executive Officer received only base salary and no deferred salary. All elements of our named executives’ direct compensation are paid in cash.

Compensation Element	Form	Primary Compensation Objectives	Key Features
Base Salary	Fixed cash payments, which are paid during the year on a biweekly basis.	Attract and retain named executives by providing a fixed level of current cash compensation.	Base salary reflects each named executive’s level of responsibility and experience, as well as individual performance over time.

Base salary rate may not exceed $600,000 for any employee, including the named executives, while we are in conservatorship.
Deferred Salary (Not applicable to our Chief Executive Officer)
Deferred salary is earned in biweekly increments over the course of the performance year, and is paid in quarterly installments in March, June, September and December of the following year.(1)

There are two elements of deferred salary:
• a fixed portion that is generally subject to reduction if an executive leaves the company within one year following the end of the performance year, unless he or she has met specified age and years of service requirements; and
• an at-risk portion that is subject to reduction based on assessments of corporate and individual performance following the end of the performance year.

Interest accrues on deferred salary at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned.
Fixed Deferred Salary
Retain named executives.
Earned but unpaid fixed deferred salary is generally subject to reduction if a named executive leaves the company within one year following the end of the performance year, unless he or she has met the age and years of service requirements specified below. The amount of earned but unpaid fixed deferred salary received by the named executive will be reduced by 2% for each full or partial month by which the executive’s separation date precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earned deferred salary).
The reduction provisions applicable to payments of earned but unpaid fixed deferred salary do not apply if an officer’s employment terminates other than for cause at or after age 62, or age 55 with 10 years of service with Fannie Mae, or as a result of death or long-term disability.

At-Risk Deferred Salary
Retain named executives and encourage them to achieve corporate and individual performance objectives.	Equal to 30% of each named executive’s total target direct compensation. Half of at-risk deferred salary was subject to reduction based on corporate performance against the 2020 scorecard as determined by FHFA in its discretion. The remaining half of at-risk deferred salary was subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2020 Board of Directors’ goals.

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
(1)    As described in “Change to At-Risk Deferred Salary Deferral Period” below, for our current named executives, at-risk deferred salary earned beginning January 1, 2022 will be paid in March, June, September and December of the second year following the performance year.

Fannie Mae 2020 Form 10-K	196

Executive Compensation | Compensation Discussion and Analysis
Employee Benefits
Our employee benefits serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2020 to our named executives in the table below. We provide more detail on our retirement plans in “Compensation Tables and Other Information.”

Benefit	Form	Primary Objective
401(k) Plan (“Retirement Savings Plan”)	A tax-qualified defined contribution plan (“401(k) plan”) available to our employee population as a whole.	Attract and retain named executives by providing retirement savings in a tax-efficient manner.
Non-qualified Deferred Compensation (“Supplemental Retirement Savings Plan”)	The Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The plan supplements our Retirement Savings Plan by providing benefits to participants whose annual eligible earnings exceed the IRS limit on eligible compensation for 401(k) plans.
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
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits. Under the 2020 executive compensation program, a named executive is entitled to receive a specified portion of his or her earned but unpaid deferred salary if his or her employment is terminated for any reason other than for cause. See “Compensation Tables and Other Information—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.
Change to At-Risk Deferred Salary Deferral Period
In 2019, FHFA directed us to increase the mandatory deferral period for at-risk deferred salary received by senior vice presidents and above from one year to two years. For executives hired before January 1, 2020, this change will be effective for at-risk deferred salary earned beginning January 1, 2022. For executives hired or promoted to senior vice president on or after January 1, 2020, this change was effective for at-risk deferred salary earned beginning January 1, 2020. Accordingly, for our current named executives, at-risk deferred salary earned beginning January 1, 2022 will be paid in quarterly installments in the second year following the performance year. For example, at-risk deferred salary earned in 2022 will be paid in quarterly installments in 2024. Because our Chief Executive Officer does not receive deferred salary, his compensation is not affected by this change. This change to our executive compensation program applies for so long as we are in conservatorship.

Fannie Mae 2020 Form 10-K	197

Executive Compensation | Compensation Discussion and Analysis
Determination of 2020 Compensation
2020 Compensation Actions
The table below displays the 2020 direct compensation targets for each of our named executives compared to the actual amounts that will be paid to the named executives based on the assessments and determinations by FHFA, the Compensation and Human Capital Committee, and the Board of Directors. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included in “Compensation Tables and Other Information—Summary Compensation Table” and includes additional forms of compensation not included in the table below.

Summary of 2020 Compensation Actions
			2020 Corporate Performance-Based At-Risk Deferred Salary		2020 Individual Performance-Based At-Risk Deferred Salary		Total
Name and Principal Position	2020 Base Salary Rate(1)	2020 Fixed Deferred Salary	Target	Actual % of Target	Target	Actual % of Target	Target	Actual(2)
Hugh Frater	$600,000	$—	$—	—%	$—	—%	$600,000	600,000
Chief Executive Officer
Celeste Brown	600,000	1,500,000	450,000	85	450,000	95	3,000,000	2,933,077
Executive Vice President and Chief Financial Officer
David Benson	600,000	1,920,000	540,000	85	540,000	95	3,600,000	3,515,077
President
Andrew Bon Salle	500,000	1,775,000	487,500	85	487,500	95	3,250,000	3,190,962
Former Executive Vice President—Single-Family Mortgage Business
Jeffery Hayward	500,000	1,460,000	420,000	85	420,000	95	2,800,000	2,735,231
Executive Vice President and Chief Administrative Officer
Kimberly Johnson(3)	500,000	1,460,000	420,000	85	420,000	95	2,800,000	2,735,231
Executive Vice President and Chief Operating Officer
(1)    Amounts shown in this column consist of the executive’s annual base salary rate, not the actual amount of base salary the executive received during 2020. Calendar year 2020 contained 27 biweekly pay periods, rather than the usual 26 biweekly pay periods. This additional pay period occurs approximately once every 11 years because we pay on a biweekly basis. As a result, except for Mr. Frater, salary amounts actually paid in 2020 are slightly higher than the named executive’s annual base salary rate to reflect the additional biweekly pay period and, in the case of Mr. Bon Salle, unused vacation paid upon his retirement. These additional amounts are reflected in the “Total—Actual” sub-column in this table and in the “Salary—Base Salary” sub-column in the “Summary Compensation Table for 2020, 2019 and 2018” in “Compensation Tables and Other Information—Summary Compensation Table.” In February 2021, FHFA requested that Mr. Frater repay the $23,077 payment he received for the 27th pay period net of applicable taxes. Mr. Frater voluntarily agreed to FHFA’s request and will repay this amount to the company.
(2)    Includes the following amounts of base salary paid to the executives in the 27th pay period in 2020: Ms. Brown: $23,077; Mr. Benson: $23,077; Mr. Hayward: $19,231; Ms. Johnson: $19,231. For Mr. Bon Salle, base salary includes $38,462 consisting of base salary paid for the 27th pay period and unused vacation paid upon his retirement. Excludes the $23,077 payment Mr. Frater received for the 27th pay period, as he will make the repayment noted above.
(3)    Effective January 17, 2021, Ms. Johnson’s annual target direct compensation increased to $3,000,000, consisting of $500,000 in base salary, $1,600,000 in fixed deferred salary and $900,000 in at-risk deferred salary.
Assessment of Corporate Performance against 2020 Scorecard
Overview
In October 2019, FHFA issued the 2020 scorecard, a set of corporate performance objectives and related targets for 2020. The elements of the 2020 scorecard are shown below under “FHFA Assessment.” FHFA developed these objectives and related targets with input from management. Half of 2020 at-risk deferred salary, or 15% of overall 2020

Fannie Mae 2020 Form 10-K	198

Executive Compensation | Compensation Discussion and Analysis
total target direct compensation for each named executive other than Mr. Frater, was subject to reduction based on FHFA’s assessment in its discretion of our performance against the 2020 scorecard and related objectives, including the assessment criteria identified below.
As part of the 2020 scorecard, FHFA established that, for all scorecard items, our performance would be assessed based on the extent to which:
•Our activities foster competitive, liquid, efficient, and resilient (“CLEAR”) national housing finance markets that support homeowners and renters with responsible and sustainable products and programs;
•We conduct business in a safe and sound manner, anticipate and mitigate emerging risk issues and remediate identified risk concerns on a timely basis;
•We meet expectations under all of FHFA’s requirements, including the conservatorship capital framework;
•We conduct initiatives with consideration for diversity and inclusion under statutory requirements consistent with FHFA’s expectations;
•We cooperate and collaborate with Freddie Mac, CSS, the industry, and other stakeholders, in consultation with FHFA; and
•We deliver work products that are high quality, thorough, creative, effective, and timely.
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2020 on our performance against the 2020 scorecard, including our performance against FHFA’s expectations for diversity and inclusion. In January 2021, FHFA reviewed and assessed our performance against the 2020 scorecard, with input from management and the Compensation and Human Capital Committee. FHFA determined that our overall performance against the 2020 scorecard was strong and that the portion of 2020 at-risk deferred salary for senior executives that is based on corporate performance would be paid at 85% of target. In assessing our performance against the 2020 scorecard, the factors considered by FHFA included our completion of all of the 2020 scorecard objectives and our performance against the qualitative assessment criteria referenced above. FHFA also noted our collaborative work in response to the COVID-19 national emergency.
The table below sets forth the 2020 scorecard and a summary of FHFA’s assessment of our achievement against the scorecard objectives and targets. For purposes of the 2020 scorecard, “Enterprise” refers to each of Fannie Mae and Freddie Mac.

Objectives	Performance Assessment
Foster Competitive, Liquid, Efficient, And Resilient (CLEAR) National Housing Finance Markets

The Enterprises should conduct business and undertake initiatives that support statutory mandates and ensure competitive national housing finance markets that protect taxpayers, promote liquidity through the cycle, and support sustainable homeownership and affordable rental housing.

Housing Goals/Duty-to-Serve: Fulfill the Enterprises’ Housing Goals and Duty-to-Serve plans by offering sustainable mortgage programs and conducting effective outreach.	The objective was completed.

Uniform Mortgage-Backed Security (UMBS): Carefully monitor and maintain UMBS cash flow alignment and take such further steps as necessary to ensure a well-functioning To-Be-Announced (TBA) securitization market.
The objective was completed.

Credit Score Final Rule Implementation: Implement the final Credit Score Rule with adherence to the regulation’s requirements in a timely and effective manner.	The objective was completed.

Fannie Mae 2020 Form 10-K	199

Executive Compensation | Compensation Discussion and Analysis

Objectives	Performance Assessment

Key On-going Initiatives: Successfully continue to implement key on-going initiatives.
•Multifamily Caps – manage to new multifamily cap requirements announced September 13, 2019.
•LIBOR Transition – prepare for an effective transition from LIBOR to approved alternative reference rates.
•Limited English Proficiency (LEP) – continue to support the needs of lenders and other market participants serving borrowers with limited English proficiency through continued progress on multi-year language access plans.
•Uniform Residential Loan Application (URLA) – fully implement new URLA.

The objective was completed.
FHFA acknowledged the quality, thoroughness, creativity, effectiveness and timeliness of our work on the single-family LIBOR transition and limited English proficiency initiatives, as well as our cooperation, collaboration and engagement on the URLA initiative.

Level Playing Field Standards and Increased Transparency:
•Support strategies that enhance a level playing field for a wide range of mortgage market participants.
◦Provide any requested assistance toward the development of a new Qualified Mortgage (QM) standard by the Consumer Financial Protection Bureau.
•Assess additional data that could be made publicly available to enhance risk transfer markets and foster a competitive mortgage market that does not crowd out private capital.
The objective was completed.

Efficient Operation of State and Local Housing Markets: Assess opportunities to support and encourage state and local policies that enable the housing market to function more efficiently by (1) reducing the cost of housing production and/or (2) lowering the cost or risk of providing mortgage financing.
The objective was completed.
Ensure Safety and Soundness

In order to provide mortgage liquidity through the cycle, the Enterprises should focus on operating all aspects of the business in a safe and sound manner given limited capital cushions, with a prudent risk profile and heightened risk management appropriate for conservatorship. These efforts include:

Risk Profile: Review Enterprise risk profiles across all business activities and reduce risk and complexity to levels more appropriate for conservatorship status and limited capital cushions.	The objective was completed. FHFA acknowledged our cooperation, collaboration and engagement in support of FHFA’s liquidity directive.

Risk Transfer: Continue to transfer a significant amount of credit risk to private markets in a commercially reasonable and safe and sound manner.
•Undertake actions to meet single-family and multifamily credit risk transfer objectives established by FHFA.
•Actively pursue legacy asset risk transfer activities, including sales of non-performing loans (NPL) and re-performing loans (RPL).
•Under FHFA direction, undertake a comprehensive review of the credit risk transfer (CRT) program, including a cost-benefit analysis.
The objective was completed.

Conservatorship Capital Framework (CCF): Develop and implement business management and capital planning capabilities to fully operationalize the CCF requirements.	The objective was completed.

Fannie Mae 2020 Form 10-K	200

Executive Compensation | Compensation Discussion and Analysis

Objectives	Performance Assessment

Mortgage Servicing: Continue mortgage servicing and asset management efforts that promote stability and readiness for more challenging market conditions.
•Implement Servicer Eligibility Requirements 2.0.
•Assess readiness of servicers and servicing policies and processes for an economically-stressed environment.
The objective was completed. FHFA acknowledged the quality, thoroughness, creativity, effectiveness and timeliness of our work on this objective.

Core Operations and Technology: Increase focus on core Enterprise operational and technology management to ensure stability, resiliency, efficiency, and risk reduction.
•Continue efforts to enhance business resiliency and recovery management capabilities to minimize the impact of disruptions and maintain business operations at pre-defined levels.
•Continue efforts to protect the availability, integrity, and confidentiality of information.
•Continue efforts to improve the efficiency and effectiveness of operations, including legacy system modernization where necessary.
•Prudently oversee CSS and the Common Securitization Platform (CSP) to ensure that they support the securitization needs of the Enterprises and operate in an efficient and safe and sound manner.

The objective was completed.
FHFA acknowledged the quality, thoroughness, creativity, effectiveness and timeliness of our work on business resiliency, protecting information, and legacy system modernization.

Prepare for a Transition Out of Conservatorship

The Enterprises should support the development and implementation of a responsible transition plan to exit conservatorship, with appropriate readiness by the Enterprises

Roadmap Toward End of Conservatorships: Provide support to FHFA as needed to develop a roadmap with milestones for exiting conservatorship.	The objective was completed.

Treasury and HUD Reform Plan Coordination and Alignment: Conduct such activities as directed by FHFA arising from recommendations in the Treasury and HUD Reform Plans.	The objective was completed.

Efficient Utilization of Capital: Develop and implement FHFA-approved strategies that ensure the efficient utilization of capital targeted to support the core guaranty business with adequate returns to attract the private capital necessary to enable an exit from the conservatorships.
The objective was completed.

Common Securitization Platform Strategy: Develop a post-conservatorship strategy and governance framework for CSS/CSP, including an assessment of any additional capabilities beneficial for the CSS/CSP to perform, to support a competitive mortgage market.
The objective was completed.

Address Identified Areas in Need of Improvement: Maintain an effective process to ensure that internal audit and supervisory findings are remediated by management in a timely fashion with appropriate board oversight.
The objective was completed.

Fair Lending: Maintain a sustainable, effective process for fair lending risk assessment, monitoring, and mitigation, and work with the FHFA’s Office of Fair Lending Oversight to prepare for transition to post-conservatorship fair lending supervision and oversight.
The objective was completed.

Fannie Mae 2020 Form 10-K	201

Executive Compensation | Compensation Discussion and Analysis
Assessment of Corporate Performance against 2020 Board of Directors’ Goals
In January 2020, the Board of Directors established the 2020 Board of Directors’ goals, which are presented in the table below. Performance against these goals was a factor the Board of Directors considered in determining the individual performance of the named executives, other than our Chief Executive Officer, for purposes of the individual performance-based component of the named executives’ 2020 at-risk deferred salary.
In December 2020 and January 2021, the Compensation and Human Capital Committee reviewed our performance against the 2020 Board of Directors’ goals. In connection with the Compensation and Human Capital Committee’s review, management provided the Compensation and Human Capital Committee with a report assessing management’s performance against the goals, which was reviewed for accuracy by our Internal Audit group. The Compensation and Human Capital Committee also discussed performance against the goals with the Chair of the Audit Committee and the Chair of the Risk Policy and Capital Committee. The Compensation and Human Capital Committee considered management’s assessment of its performance against the goals and also discussed the company’s performance with our Chief Executive Officer and President. The Compensation and Human Capital Committee also discussed the performance of each named executive (other than the Chief Executive Officer) with our Chief Executive Officer.
The Compensation and Human Capital Committee concluded that management performed well against both the 2020 Board of Directors’ goals and the 2020 scorecard. Despite the unprecedented challenges in 2020, Fannie Mae substantially met or exceeded all of the objectives that comprise the Board of Directors’ goals and all of the objectives that comprise the 2020 scorecard. In assessing management’s performance, the Compensation and Human Capital Committee recognized that the company demonstrated a commendable level of resilience in 2020, responding decisively to the challenges posed by the COVID-19 pandemic while remaining steadfast to the company’s mission. Management’s accomplishments during 2020 included:
•prioritizing the safety of our employees by transitioning nearly 100% of our workforce to remote operations within 48 hours;
•working with FHFA to design and implement a range of mortgage forbearance, modification and repayment plan options to help borrowers affected by the COVID-19 pandemic;
•helping servicers initiate approximately 1.3 million single-family forbearances in 2020;
•providing a record $1.4 trillion in liquidity in 2020; and
•achieving $11.8 billion in net income in 2020 in the face of volatile market and economic conditions.
The Compensation and Human Capital Committee acknowledged that, while the company faced many external challenges in 2020, historically low interest rates during the year facilitated the company’s ability to meet or exceed a number of objectives. The Committee also acknowledged opportunities for improvement in management’s performance in 2020, including with respect to corporate culture. Taking into account the challenges and accomplishments of 2020, the Compensation and Human Capital Committee concluded that management should be meaningfully credited for its achievements in 2020.
The Board of Directors did not assign any relative weight to the Board of Directors’ goals and the Compensation and Human Capital Committee used its judgment in determining the overall level of performance. In January 2021, following its review of management’s and the company’s performance in 2020, and after discussions among the independent members of the Board of Directors, the Compensation and Human Capital Committee recommended and the Board of Directors determined that corporate performance against the 2020 Board of Directors’ goals was 95% overall.
The Compensation and Human Capital Committee and the Board of Directors also assessed the 2020 individual performance of each named executive in January 2021. Based on their assessment that each individual named executive’s 2020 performance was strong (as described in “Assessment of 2020 Individual Performance”) and taking into account their assessment of corporate performance against the 2020 Board of Directors’ goals, the Compensation and Human Capital Committee recommended and the Board of Directors determined that each eligible named executive would receive 95% of his or her individual performance-based at-risk deferred salary target for 2020.
The Compensation and Human Capital Committee provided FHFA with its assessments of corporate performance against the 2020 Board of Directors’ goals and management’s performance against the 2020 scorecard objectives. In January 2021, FHFA approved the performance-based at-risk deferred salary payments for the eligible named executives.

Fannie Mae 2020 Form 10-K	202

Executive Compensation | Compensation Discussion and Analysis
The table below sets forth our 2020 Board of Directors’ goals and a summary of the Compensation and Human Capital Committee’s assessment of our achievement against these goals.

Board of Directors’ Goals	Assessment of Performance
Goals Relating to Strategic Objectives

Ensure that Fannie Mae is a return-oriented company that is able to attract private capital while managing risk to the firm and housing finance system.
The goal was achieved. We met or exceeded all of our objectives relating to this strategic goal, including our objectives for return on conservator capital for single-family and multifamily acquisitions, single-family and multifamily credit risk transfers, managing our business within Board-approved risk limits, limiting administrative expenses, improving our capital and resource management capabilities, improving our cost transparency, and other planning activities designed to establish greater commercial discipline as we work toward exiting conservatorship.

Increase operational agility and accelerate the digital transformation of the firm to solidify our existing market standing while positioning us to deliver more value to our customers and the broader housing finance system.

The goal was achieved. We met or exceeded all of our objectives relating to this strategic goal, including our objectives for cloud adoption, competitive intelligence, and increasing our digital, technological and innovation competencies.

Build on our mission-oriented activities to become a globally-recognized, top-performing environmental, social and governance (ESG) financial services company by delivering positive mission and community outcomes with our stakeholders.

The goal was achieved. We believe we met all of our objectives relating to this strategic goal, including our single-family and multifamily housing goals, our duty to serve obligations, our diversity and inclusion objectives, and our objectives relating to constructing and integrating the ESG framework into our processes and business operations to align existing activities and identify new ESG activities.
FHFA will make the final determination on whether we have met our 2020 housing goals and duty to serve obligations.

Goal Relating to Regulatory Requirements

Regulatory exam engagement and responsiveness.
The goal was substantially achieved. We submitted requested documents to FHFA for all new FHFA examinations within mutually agreed timeframes and submitted remediation plans to FHFA for all FHFA-identified risk and control matters within established timeframes or mutually acceptable extensions. While we met the requirements of the goal, the Compensation and Human Capital Committee determined that we should continue to improve our processes for meeting FHFA’s expectations with respect to risk and control matters.

Assessment of 2020 Individual Performance
Half of each of eligible named executive’s 2020 at-risk deferred salary was subject to reduction based on individual performance in 2020, as determined by the Board of Directors with FHFA’s approval. The Board of Directors assessed the performance of our Chief Executive Officer, who does not receive at-risk deferred salary, against goals prepared for the Chief Executive Officer, with input from the Compensation and Human Capital Committee. The Board of Directors assessed the performance and approved compensation for our other named executives with input from both the Compensation and Human Capital Committee and the Chief Executive Officer.
The Board’s determinations regarding each eligible named executive’s individual performance-based at-risk deferred salary for 2020 and highlights of each named executive’s performance in 2020 are discussed below. As noted in “Assessment of Corporate Performance against 2020 Board of Directors’ Goals” above, FHFA approved the performance-based at-risk deferred salary payments for the eligible named executives in January 2021.

Fannie Mae 2020 Form 10-K	203

Executive Compensation | Compensation Discussion and Analysis

Hugh Frater Chief Executive Officer
Mr. Frater provided outstanding leadership to the company in an extraordinarily challenging year. His 2020 accomplishments included:
•provided leadership and direction to the company in a time of extraordinary challenges, including the economic and market dislocations caused by the COVID-19 pandemic and remote work for substantially all of the company. Under his leadership, the company continued to operate profitably and delivered record liquidity to the housing market, despite these challenges;
•oversaw management’s work to achieve all of the objectives set forth in the 2020 scorecard and substantially all of the objectives set forth in the 2020 Board of Directors’ goals;
•worked with and provided direction to the Management Committee to make significant progress on implementing the company’s strategic plan for 2020-2022, including initiatives relating to ESG matters and preparing the company for a potential exit from conservatorship;
•improved the organization’s culture and employee morale through continuous, ongoing engagement with key functional and business leaders and the broader employee base;
•made operational changes to increase the company’s commitment to diversity and inclusion and ESG, including creating a new Executive Vice President and Chief Administrative Officer position with responsibility for those matters;
•increased the company’s focus on identifying and developing human capital, including through talent assessments, increasing and improving the training available to employees, and enhancing our succession planning process; and
•developed a strong working relationship with the FHFA Director and his senior team, and oversaw a significant improvement in management’s responsiveness to risk and control matters raised by FHFA.

David Benson President
The Board determined that Mr. Benson’s individual performance-based at-risk deferred salary for 2020 would be paid at 95% of his target. Mr. Benson’s continued strong leadership in 2020 was critical to the company’s success in achieving the 2020 scorecard and Board of Directors’ goals during a period of unprecedented challenges. His 2020 accomplishments included:
•helped the company provide record levels of liquidity to the housing market, providing stability to the market during this critical time;
•under his leadership, the company implemented relief measures to help borrowers and renters affected by the COVID-19 pandemic, including new forbearance, modification and repayment plan options, foreclosure and eviction moratoria, and the company’s Here-to-Help marketing campaign;
•assisted the Single-Family and Multifamily businesses to meet or exceed the company’s 2020 scorecard and Board of Directors’ goals, including the objectives relating to return on conservatorship capital for acquisitions, managing within Board risk limits, administrative expenses, housing goals and duty-to-serve obligations;
•successfully transitioned nearly all of our workforce to remote operations within 48 hours;
•played a key role in the company’s initiatives to prepare for a potential exit from conservatorship, including hiring financial advisors, actively engaging with FHFA and working on underlying business changes; and
•oversaw successful organizational realignment and succession activities, including the creation of the Chief Administrative Office, the transition to a new head of the Multifamily business and working with the departing head of the Single-Family business to transition his responsibilities. Mr. Benson took on the role of interim head of the Single-Family business in January 2021 following Mr. Bon Salle’s retirement.

Fannie Mae 2020 Form 10-K	204

Executive Compensation | Compensation Discussion and Analysis

Celeste Brown Executive Vice President and Chief Financial Officer
The Board determined that Ms. Brown’s individual performance-based at-risk deferred salary for 2020 would be paid at 95% of her target. Ms. Brown’s many accomplishments in 2020 provided critical support to Fannie Mae’s achievement of the company’s 2020 goals. Her 2020 accomplishments included:
•led the company’s initiatives to prepare for a potential exit from conservatorship;
•continued focus on reducing expenses, improving our capital and resource management capabilities, improving our cost transparency and other planning activities designed to establish greater commercial discipline as we work toward exiting conservatorship;
•successfully positioned the company to respond to the COVID-19 pandemic by providing housing and economic forecasting and analysis, funding, accounting policy changes and investor engagement;
•implemented interest rate risk management frameworks, including finalizing the company’s hedge accounting program launched in January 2021;
•worked with the business to analyze and respond to FHFA’s new capital rule, and effectively engaged with FHFA on capital, liquidity and strategic topics; and
•met or exceeded all 2020 Board goal and 2020 scorecard objectives assigned to the Finance division, including those related to return on conservatorship capital for acquisitions, managing within Board risk limits, administrative expenses, competitive intelligence, LIBOR transition, capital markets risk profile, credit risk transfer, the conservatorship capital framework and efficient utilization of capital.

Andrew Bon Salle Former Executive Vice President—Single-Family Mortgage Business
The Board determined that Mr. Bon Salle’s individual performance-based at-risk deferred salary for 2020 would be paid at 95% of his target. Mr. Bon Salle’s strong leadership of the Single-Family business in 2020 contributed to the company’s achievement of its 2020 goals in a number of significant ways. His 2020 accomplishments included:
•successfully led the Single-Family business during the COVID-19 pandemic. Key role in helping the company provide stability to the single-family housing market in a time of market disruption and uncertainty, including by providing flexibilities to allow the market to function, working with FHFA to design and implement a range of mortgage forbearance, modification and repayment plan options to help borrowers affected by the pandemic, and providing forbearance to approximately 1.3 million single-family borrowers;
•met or exceeded all 2020 Board goal objectives assigned to the Single-Family business, including those relating to return on conservatorship capital for single-family acquisitions, single-family credit risk transfers, managing within Board risk limits, administrative expenses, single-family housing goals and duty-to-serve obligations;
•met or exceeded all 2020 scorecard objectives assigned to the Single-Family business, including those relating to limited English proficiency support, the uniform residential loan application, single-family risk profile, single-family credit risk transfer and mortgage servicing;
•helped the Single-Family organization quickly and effectively adapt to working remotely;
•continued to work on the company’s initiatives to improve operations and enhance technology in the Single-Family business, which enabled the organization to successfully transition to remote work and assisted in our response to the COVID-19 pandemic; and
•after announcing his retirement, worked with the President to ensure a successful transition of responsibilities.

Fannie Mae 2020 Form 10-K	205

Executive Compensation | Compensation Discussion and Analysis

Jeffery Hayward Executive Vice President and Chief Administrative Officer Former Executive Vice President and Head of Multifamily
Mr. Hayward was promoted to Executive Vice President and Chief Administrative Officer in August 2020, and prior to that time served as Executive Vice President and Head of Multifamily. The Board determined that Mr. Hayward’s individual performance-based at-risk deferred salary for 2020 would be paid at 95% of his target. Mr. Hayward’s strong leadership in 2020 contributed to the company’s achievement of its 2020 goals in a number of significant ways. His 2020 accomplishments included:
•led the company’s ESG, affordable housing, and diversity and inclusion initiatives in 2020, including meeting or exceeding all related Board goals;
•in his new Chief Administrative Officer role, took actions to understand the impact of the COVID-19 pandemic on employees and enhanced resources available to employees;
•assisted with a number of the company’s activities relating to establishing greater commercial discipline, including closing two regional offices, building enterprise-wide metrics to track progress, and reducing costs associated with benefits offerings;
•during his time as head of the Multifamily business in the first eight months of the year, led the company’s efforts to meet the objectives relating to the 2020 Board goals assigned to the Multifamily business, including those relating to return on conservatorship capital for multifamily acquisitions, multifamily credit risk transfers, managing within Board risk limits, administrative expenses, multifamily housing goals and duty-to-serve obligations;
•during his time as head of the Multifamily business in the first eight months of the year, led the company’s efforts to meet the objectives relating to the 2020 scorecard objectives assigned to the Multifamily business, including those relating to managing to FHFA’s multifamily cap requirement, multifamily risk profile, multifamily credit risk transfer and mortgage servicing; and
•continued to work on initiatives to improve operations and enhance technology in the Multifamily business, which enabled the organization to successfully transition to remote work and assisted in our response to the COVID-19 pandemic.

Kimberly Johnson Executive Vice President and Chief Operating Officer
The Board determined that Ms. Johnson’s individual performance-based at-risk deferred salary for 2020 would be paid at 95% of her target. Ms. Johnson’s successful leadership of the Chief Operating Office (“COO”) organization provided critical support to Fannie Mae’s achievement of the company’s 2020 goals. Her 2020 accomplishments included:
•created a fully digital environment for our technology infrastructure, including establishing a new cloud environment, a new microservices engine, a new Application Programming Interface (“API”) platform and streaming data capabilities;
•modernized the company’s underwriting technology infrastructure;
•enabled the company to successfully and quickly transition to remote work through established resiliency practices and new technologies, which enabled the company to support the housing market and provide a record level of liquidity during the COVID-19 pandemic; also led the company’s initiative to partially re-open its offices;
•met or exceeded all 2020 Board goal objectives assigned to the COO organization, including those relating to cloud adoption, reducing expenses, and increasing our digital, technological and innovation competencies;
•met or exceeded all 2020 scorecard objectives assigned to the COO organization, including those relating to business resiliency, recovery management capabilities, protecting the availability, integrity and confidentiality of information, improving the efficiency and effectiveness of our operations, and developing a post-conservatorship strategy and governance framework for CSS/CSP; and
•developing and recruiting key talent in the COO organization.

Fannie Mae 2020 Form 10-K	206

Executive Compensation | Compensation Discussion and Analysis
Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation and Human Capital Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
For 2020, consultants from FW Cook attended meetings and advised the Compensation and Human Capital Committee and the Board of Directors on various executive compensation matters, including:
•preparing an analysis of compensation for our Chief Executive Officer and our Chief Financial Officer in comparison to comparable positions at companies in our primary comparator group, based on information in proxy statements and other reports filed by those companies with the SEC;
•reviewing McLagan’s analysis of market compensation data for select senior management positions;
•reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;
•reviewing our risk assessment of our 2020 compensation program;
•assisting the Compensation and Human Capital Committee in its evaluation of our performance against the 2020 scorecard and communicating its views to FHFA;
•assisting the Compensation and Human Capital Committee in its evaluation of our performance against the 2020 Board of Directors’ goals;
•facilitating the Compensation and Human Capital Committee’s evaluation of our Chief Executive Officer’s performance;
•informing the Compensation and Human Capital Committee of regulatory updates and market trends in compensation and benefits;
•assessing potential post-conservatorship compensation structures on behalf of the Compensation and Human Capital Committee; and
•assisting with the preparation of executive compensation disclosure in our Annual Report on Form 10-K.
For 2020, consultants from McLagan attended meetings as needed and advised management and the Compensation and Human Capital Committee on various compensation and human resources matters, including:
•providing guidance and feedback on our 2020 executive compensation program;
•defining the protocol regarding benchmarking for executives;
•advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions;
•providing market compensation data for senior management positions, including the named executives’ positions (other than the Chief Executive Officer and Chief Financial Officer);
•advising management on potential post-conservatorship compensation structures; and
•reviewing market data and trends, and providing Compensation and Human Capital Committee members with an opportunity to ask questions and discuss implications of trends on Fannie Mae.
Compensation Consultant Independence Assessment
Pursuant to SEC and NYSE rules, the Compensation and Human Capital Committee assessed the independence of FW Cook and McLagan most recently in December 2020. Based on its assessments, the Compensation and Human Capital Committee determined that FW Cook is independent from Fannie Mae management and has no conflicts of interest.
Because McLagan was retained by and provides services to management, it is not an independent advisor. McLagan’s work raises no material conflicts of interest, and we believe any conflict of interest raised by McLagan’s retention and provision of services to management as well as to the Compensation and Human Capital Committee is addressed by the Compensation and Human Capital Committee’s receipt of advice from and access to FW Cook as its independent compensation consultant.
Comparator Group and Role of Benchmark Data
Our Compensation and Human Capital Committee typically requests benchmark compensation data for our senior executives on an annual basis to assess the compensation of the company’s senior executives relative to our

Fannie Mae 2020 Form 10-K	207

Executive Compensation | Compensation Discussion and Analysis
comparator group or other appropriate benchmarks described below. In 2020, the Compensation and Human Capital Committee used benchmark compensation data as one of a number of factors that informed its compensation decisions.
Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. We believe the only directly comparable firm to us is Freddie Mac. At FHFA’s request, we and Freddie Mac use the same comparator group of companies for benchmarking executive compensation to provide consistency in the market data used for compensation decisions. Factors relevant to the selection of companies for our comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, insurance company, finance lessor, government-sponsored enterprise or financial technology firm) and their size (in terms of assets and number of employees) relative to the size of Fannie Mae. Our primary comparator group for 2020 compensation benchmarking consisted of the following 24 companies:

•	The Allstate Corporation	•	Mastercard Incorporated
•	Ally Financial Inc.	•	MetLife, Inc.
•	American International Group, Inc.	•	Northern Trust Corporation
•	American Express Company	•	The PNC Financial Services Group, Inc.
•	The Bank of New York Mellon Corporation	•	Prudential Financial, Inc.
•	Capital One Financial Corporation	•	Regions Financial Corporation
•	Citizens Financial Group, Inc.	•	State Street Corporation
•	Discover Financial Services	•	Synchrony Financial
•	Fifth Third Bancorp	•	Truist Financial Corporation
•	Freddie Mac	•	U.S. Bancorp
•	The Hartford Financial Services Group, Inc.	•	Visa Inc.
•	KeyCorp	•	Voya Financial, Inc.
This primary comparator group was developed and approved by FHFA and the Compensation and Human Capital Committee in 2017, except for Truist Financial Corporation, a new company that was created by the December 2019 merger of two companies in the comparator group—BB&T Corporation and SunTrust Banks, Inc.
The Compensation and Human Capital Committee follows a bifurcated approach to benchmarking the compensation of senior executive positions. Under this approach, while the comparator group noted above is the primary group of companies used for benchmarking senior management pay levels, for certain senior management roles that are more comparable in function and/or scope to roles at firms outside this comparator group, the Compensation and Human Capital Committee considers pay levels against a broader or different group of companies. The company believes this more comprehensive approach results in more reliable market data.
As described in “Role of Compensation Consultants” above, in 2020, FW Cook and McLagan prepared compensation benchmarking data for the named executives and other senior management positions. The named executives’ 2020 total target direct compensation was compared with 2019 compensation for the comparable position at other companies as follows:
•The compensation of our Chief Executive Officer (Mr. Frater) and Chief Financial Officer (Ms. Brown) was benchmarked against our primary comparator group identified above;
•The compensation of our President (Mr. Benson) was benchmarked against our primary comparator group to the extent those companies had a President position (12 of the 24 companies);
•The compensation of our Executive Vice President and Chief Administrative Officer (Mr. Hayward) and our Executive Vice President and Chief Operating Officer (Ms. Johnson) was benchmarked against our primary comparator group and a group of large banks (Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co. and Wells Fargo & Company), to the extent those firms have executives in comparable positions; and
•The compensation of our former Executive Vice President—Single-Family Mortgage Business (Mr. Bon Salle) was benchmarked against five of the companies in our primary comparator group (Ally Financial Inc., Freddie Mac, The PNC Financial Services Group, Inc., Truist Financial Corporation and U.S. Bancorp), the group of large banks identified above, and certain other U.S.-based financial services firms and specialty mortgage lending organizations, to the extent those firms have an executive in a comparable position.
Members of the Compensation and Human Capital Committee reviewed and discussed this data in late 2020.

Fannie Mae 2020 Form 10-K	208

Executive Compensation | Compensation Discussion and Analysis
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
Willful Misconduct
The executive officer’s employment:
•is terminated for cause (or the Board of Directors later determines that cause for termination existed within a specified period of time) due to willful misconduct in connection with the performance of his or her duties for the company; and
•the Board of Directors determines this has materially harmed the business or reputation of the company.

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
Tax Deductibility of our Compensation Expenses
Subject to a limited exception for binding contracts in effect on November 2, 2017 that remain unchanged, Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount of total compensation a company may annually deduct for the chief executive officer, chief financial officer and the three most highly compensated employees who were acting as executive officers at any time during the year, as well as any other person who was covered under Section 162(m) as an employee of the company for a taxable year beginning after December 31, 2016. We have not adopted a policy requiring all compensation to be deductible under Section 162(m).

Fannie Mae 2020 Form 10-K	209

Executive Compensation | Compensation Committee Report
Compensation Committee Report

The Compensation and Human Capital Committee of the Board of Directors of Fannie Mae has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management. Based on such review and discussions, the Compensation and Human Capital Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation and Human Capital Committee:

Diane C. Nordin, Chair Robert H. Herz, Vice Chair Michael J. Heid Karin J. Kimbrough

Compensation Risk Assessment

Our Enterprise Risk Management division conducted a risk assessment of our 2020 employee compensation policies and practices. In conducting this risk assessment, the division reviewed the following, among other things:
•our performance goals and performance appraisal process;
•our compensation structure (including incentives and pay mix);
•our severance arrangements and compensation clawback provisions;
•the restrictions on compensation applicable during conservatorship, particularly the limit on annual direct compensation for our Chief Executive Officer; and
•the oversight of aspects of our compensation by the Compensation and Human Capital Committee, the Board of Directors and FHFA.
The division also assessed whether mitigating factors existed that would reduce the opportunity for inappropriate risk-taking within our compensation policies and practices. Our Chief Risk Officer shared the risk assessment of the company’s 2020 compensation policies and practices with the Compensation and Human Capital Committee.
Based on the risk assessment, management concluded that our 2020 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. A number of factors contributed to this conclusion, including:
•the 2020 scorecard objectives and Board of Directors’ goals are not designed or intended to incentivize employees to engage in activities outside our Employee Code of Conduct, risk appetite or any other activity that would involve taking inappropriate risks or result in a material adverse effect on the company;
•our Board risk limits inhibit excessive risk taking; the Board limits define the maximum amount of risk the company is willing to take in pursuit of its objectives, and the company regularly monitors and reports on these limits;
•the overall design of our compensation structure does not create material risks;
•deferred salary for our executive officers is subject to clawback provisions; and
•our control environment for compensation includes: a defined and consistently applied annual performance appraisal process; compensation adjustment guidelines and criteria; succession planning; and retention planning and monitoring.
Management stated in its risk assessment that the cap on our Chief Executive Officer’s compensation under the Equity in Government Compensation Act of 2015 continues to be a risk factor for the company. As discussed in “Risk Factors,” the cap on our Chief Executive Officer compensation continues to make retention and succession planning for this position difficult, and it may make it difficult to attract qualified candidates for this critical role in the future.

Fannie Mae 2020 Form 10-K	210

Executive Compensation | Compensation Tables and Other Information
Compensation Tables and Other Information

Summary Compensation Table
The following table shows summary compensation information for the named executives.

Summary Compensation Table for 2020, 2019 and 2018
		Salary
Name and Principal Position(1)	Year	Base Salary(2)	Fixed Deferred Salary (Service- Based)(3)	Bonus(4)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6)	Total
Hugh Frater	2020	$600,000	$—	$—	$—	$48,000	$648,000
Chief Executive	2019	600,000	—	—	—	71,104	671,104
Officer	2018	113,077	—	—	—	139,615	252,692

Celeste Brown	2020	623,077	1,500,000	—	816,440	112,310	3,051,827
Executive Vice President	2019	569,231	1,229,231	700,000	722,336	107,164	3,327,962
and Chief Financial Officer	2018	505,769	794,615	700,000	562,212	549,475	3,112,071

David Benson	2020	623,077	1,920,000	—	979,727	113,710	3,636,514
President	2019	600,000	1,920,000	—	984,782	121,948	3,626,730
	2018	600,000	1,669,615	—	981,252	135,535	3,386,402

Andrew Bon Salle	2020	538,462	1,775,000	—	884,476	100,342	3,298,280
Former Executive Vice	2019	500,000	1,775,000	—	889,039	108,341	3,272,380
President—Single-Family	2018	500,000	1,741,346	—	969,030	97,824	3,308,200
Mortgage Business
Jeffery Hayward	2020	519,231	1,460,000	—	762,010	93,145	2,834,386
Executive Vice President	2019	500,000	1,460,000	—	765,941	99,291	2,825,232
and Chief Administrative	2018	500,000	1,209,615	—	739,140	112,991	2,561,746
Officer
Kimberly Johnson	2020	519,231	1,460,000	—	762,010	93,145	2,834,386
Executive Vice President	2019	500,000	1,373,846	—	752,614	93,369	2,719,829
and Chief Operating	2018	500,000	1,093,846	—	689,088	90,318	2,373,252
Officer
(1)    The principal position for each named executive is the position he or she held on December 31, 2020. Mr. Bon Salle retired on December 31, 2020.
(2)    Amounts shown in this sub-column consist of base salary paid during the year on a biweekly basis. Calendar year 2020 contained 27 biweekly pay periods, rather than the usual 26 biweekly pay periods. This additional pay period occurs approximately once every 11 years because we pay on a biweekly basis. As a result, except for Mr. Frater, salary amounts for 2020 are slightly higher than the named executive’s annual base salary rate to reflect the additional biweekly pay period. In February 2021, FHFA requested that Mr. Frater repay the $23,077 payment he received for the 27th pay period net of applicable taxes. Mr. Frater voluntarily agreed to FHFA’s request and will repay this amount to the company; therefore, the $23,077 payment has been excluded from Mr. Frater’s base salary

Fannie Mae 2020 Form 10-K	211

Executive Compensation | Compensation Tables and Other Information
amount shown in this sub-column and from the “Total” column. The 2020 base salary rates for each executive were as follows: Frater: $600,000; Brown: $600,000; Benson: $600,000; Bon Salle: $500,000; Hayward: $500,000; Johnson: $500,000. The amount shown in this sub-column for Mr. Bon Salle also includes unused vacation paid upon his retirement.
(3)    Amounts shown in this sub-column consist of the fixed, service-based portion of deferred salary. Deferred salary shown for 2020 generally will be paid in four equal installments in March, June, September and December 2021. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned. For deferred salary earned in 2020, this rate is 0.795% per year. For deferred salary earned in 2019 and 2018, this rate was 1.315% and 0.88% per year, respectively. Interest on the named executives’ fixed deferred salary is shown in the “All Other Compensation” column. Deferred salary shown for 2019 was paid to our named executives during 2020, and deferred salary shown for 2018 was paid to our named executives during 2019.
(4)    The amounts shown in this column consist of the second and third installments of a sign-on award Ms. Brown received when she joined the company. See “Executive Compensation—Compensation Discussion and Analysis—Determination of 2019 Compensation—Certain Named Executive Compensation Arrangements—Chief Financial Officer” in our annual report on Form 10-K for the year ended December 31, 2019 for information regarding Ms. Brown’s sign-on award.
(5)    Amounts shown in this column consist of the performance-based at-risk portion of deferred salary earned during the year and interest payable on that deferred salary. The table below provides more detail on the 2020 at-risk deferred salary awarded to our named executives.

Performance-Based At-Risk Deferred Salary
Name	2020 Corporate Performance-Based At-Risk Deferred Salary	2020 Individual Performance-Based At-Risk Deferred Salary	Interest Payable on 2020 At-Risk Deferred Salary	Total
Hugh Frater	$—	$—	$—	$—
Celeste Brown	382,500	427,500	6,440	816,440
David Benson	459,000	513,000	7,727	979,727
Andrew Bon Salle	414,375	463,125	6,976	884,476
Jeffery Hayward	357,000	399,000	6,010	762,010
Kimberly Johnson	357,000	399,000	6,010	762,010
(6)    The table below provides more detail on the amounts reported for 2020 in the “All Other Compensation” column.

All Other Compensation
Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Matching Charitable Award Program	Interest Payable on 2020 Fixed Deferred Salary	Total
Hugh Frater	$22,800	$25,200	$—	$—	$48,000
Celeste Brown	22,800	72,585	5,000	11,925	112,310
David Benson	22,800	75,046	600	15,264	113,710
Andrew Bon Salle	22,800	58,431	5,000	14,111	100,342
Jeffery Hayward	22,800	58,738	—	11,607	93,145
Kimberly Johnson	22,800	58,738	—	11,607	93,145
All 2020 company contributions to the Retirement Savings Plan and Supplemental Retirement Savings Plan are fully vested.
Amounts shown in the “Matching Charitable Award Program” column consist of gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $5,000 for the 2020 calendar year.

Fannie Mae 2020 Form 10-K	212

Executive Compensation | Compensation Tables and Other Information
Plan-Based Awards
The following table shows the at-risk deferred salary for each of the named executives during 2020. The terms of 2020 at-risk deferred salary are described in “Compensation Discussion and Analysis—2020 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2020 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the performance-based at-risk portion of the named executives’ 2020 deferred salary.

Grants of Plan-Based Awards in 2020
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Threshold	Target	Maximum
Hugh Frater	At-risk deferred salary—Corporate	$—	$—	$—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
Celeste Brown	At-risk deferred salary—Corporate	—	450,000	450,000
	At-risk deferred salary—Individual	—	450,000	450,000
	Total at-risk deferred salary	—	900,000	900,000
David Benson	At-risk deferred salary—Corporate	—	540,000	540,000
	At-risk deferred salary—Individual	—	540,000	540,000
	Total at-risk deferred salary	—	1,080,000	1,080,000
Andrew Bon Salle	At-risk deferred salary—Corporate	—	487,500	487,500
	At-risk deferred salary—Individual	—	487,500	487,500
	Total at-risk deferred salary	—	975,000	975,000
Jeffery Hayward	At-risk deferred salary—Corporate	—	420,000	420,000
	At-risk deferred salary—Individual	—	420,000	420,000
	Total at-risk deferred salary	—	840,000	840,000
Kimberly Johnson	At-risk deferred salary—Corporate	—	420,000	420,000
	At-risk deferred salary—Individual	—	420,000	420,000
	Total at-risk deferred salary	—	840,000	840,000
(1)    Amounts shown are the target amounts of the performance-based at-risk portion of the named executives’ 2020 deferred salary. Half of 2020 at-risk deferred salary was subject to reduction based on corporate performance against the 2020 scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2020, taking into account corporate performance against the 2020 Board of Directors’ goals, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a minimum amount payable. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2020 at-risk deferred salary was only subject to reduction; amounts higher than the target amount could not be awarded. The actual amounts of the at-risk portion of 2020 deferred salary that will be paid to the named executives for 2020 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2020, 2019 and 2018.”
Pension Benefits
Retirement Savings Plan
The Retirement Savings Plan is a tax-qualified defined contribution plan for which all of our employees are generally eligible that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. We match in cash employee contributions up to 6% of base salary and eligible incentive compensation. Employees are 100% vested in our matching contributions. In addition, for 2020, subject to IRS limits for 401(k) plans, we made contributions to the Retirement

Fannie Mae 2020 Form 10-K	213

Executive Compensation | Compensation Tables and Other Information
Savings Plan for our employees equal to 2% of salary and eligible incentive compensation, which includes the deferred salary element of our executive compensation program. In November 2020, we amended the Retirement Savings Plan to eliminate the 2% contribution effective January 1, 2021. In addition, effective December 31, 2020, current employees were fully vested in any unvested 2% contributions in the Retirement Savings Plan. Previously, participants were not fully vested in this 2% contribution until after three years of service.
Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2020, the annual limit was $285,000).
For 2020, we credited 8% of the eligible compensation for our named executives that exceeded the applicable IRS annual limit. Eligible compensation in any year consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. The 8% credit consisted of two parts: (1) a 6% credit that was immediately vested; and (2) a 2% credit that would vest after the participant had completed three years of service with us. In November 2020, we amended the Supplemental Retirement Savings Plan to eliminate the 2% credit beginning with compensation earned for the 2021 plan year. In addition, effective December 31, 2020, current employees were fully vested in any unvested 2% credits in the Supplemental Retirement Savings Plan.
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
The table below provides information on the nonqualified deferred compensation of the named executives in 2020, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Non-Qualified Deferred Compensation for 2020
Name	Company Contributions in 2020(1)	Aggregate Earnings in 2020(2)	Aggregate Balance at December 31, 2020(3)
Hugh Frater	$25,200	$4,943	$56,802
Celeste Brown	72,585	38,041	228,309
David Benson	75,046	59,711	874,895
Andrew Bon Salle	58,431	80,804	600,257
Jeffery Hayward	58,738	78,299	686,637
Kimberly Johnson	58,738	113,563	780,637
(1)    All amounts reported in this column are also reported as 2020 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2020, 2019 and 2018.”
(2)    None of the earnings reported in this column are reported as 2020 compensation in the “Summary Compensation Table for 2020, 2019 and 2018” because the earnings are neither above-market nor preferential.
(3)    Amounts reported in this column reflect company contributions to the Supplemental Retirement Savings Plan that are also reported in the “All Other Compensation” column of the “Summary Compensation Table for 2020, 2019 and 2018” as follows:

Fannie Mae 2020 Form 10-K	214

Executive Compensation | Compensation Tables and Other Information

Balance Amounts Reported in “All Other Compensation” in the Summary Compensation Table
Name	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2019 in the Summary Compensation Table	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2018 in the Summary Compensation Table
Hugh Frater	$25,600	$—
Celeste Brown	63,600	41,385
David Benson	73,600	92,500
Andrew Bon Salle	57,600	58,000
Jeffery Hayward	57,600	72,346
Kimberly Johnson	57,600	57,692

Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2020 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. Under the 2020 executive compensation program, a named executive would be entitled to receive a specified portion of his or her earned but unpaid 2020 deferred salary if his or her employment was terminated for any reason, other than for cause.
Below we discuss various elements of the named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, terminates employment due to long-term disability, or the company terminates his or her employment. We then quantify the amounts that would be paid to our named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2020.
•Deferred salary. If a named executive is separated from employment with the company for any reason other than termination for cause, he or she would receive the following:
◦Fixed deferred salary. The earned but unpaid portion of his or her fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earned deferred salary), except that the reduction will not apply if: (1) at the time of separation the named executive has reached age 62, or age 55 with 10 years of service with Fannie Mae, or (2) the named executive’s employment terminates as a result of death or long-term disability.
◦At-risk deferred salary. The earned but unpaid portion of his or her at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year, except that the reduction will not apply if an officer’s employment terminates as a result of death or long-term disability prior to the Board of Directors’ and FHFA’s determinations of performance for at-risk deferred salary.
◦Interest on deferred salary. Interest on deferred salary payments. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned.
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

Fannie Mae 2020 Form 10-K	215

Executive Compensation | Compensation Tables and Other Information
with the performance of his or her duties for the company, engaging in gross misconduct or performing his or her duties in a grossly negligent manner; or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.
•Retiree medical benefits. We currently make certain retiree medical benefits available to our full-time employees who meet certain age and service requirements at the time of retirement.
The table below shows the amounts that would have become payable to each of our named executives if his or her employment had terminated on December 31, 2020 for the reasons specified. Mr. Bon Salle retired from the company on December 31, 2020. No amounts are shown for Mr. Frater, as he does not receive deferred salary.

Potential Payments Upon Termination as of December 31, 2020
Name	2020 Fixed Deferred Salary(1)	2020 At-Risk Deferred Salary(2)	Interest on 2020 Deferred Salary(3)	Total
Hugh Frater
Resignation, retirement, or termination without cause	$—	$—	$—	$—
Long-term disability	—	—	—	—
Death	—	—	—	—
Termination for cause	—	—	—	—
Celeste Brown
Resignation, retirement, or termination without cause	1,110,000	810,000	15,264	1,935,264
Long-term disability	1,500,000	900,000	19,080	2,419,080
Death	1,500,000	900,000	12,109	2,412,109
Termination for cause	—	—	—	—
David Benson
Resignation, retirement, or termination without cause	1,920,000	972,000	22,991	2,914,991
Long-term disability	1,920,000	1,080,000	23,850	3,023,850
Death	1,920,000	1,080,000	15,136	3,015,136
Termination for cause	—	—	—	—
Andrew Bon Salle
Resignation, retirement, or termination without cause	1,775,000	877,500	21,087	2,673,587
Long-term disability	1,775,000	975,000	21,863	2,771,863
Death	1,775,000	975,000	13,874	2,763,874
Termination for cause	—	—	—	—
Jeffery Hayward
Resignation, retirement, or termination without cause	1,460,000	756,000	17,617	2,233,617
Long-term disability	1,460,000	840,000	18,285	2,318,285
Death	1,460,000	840,000	11,604	2,311,604
Termination for cause	—	—	—	—
Kimberly Johnson
Resignation, retirement, or termination without cause	1,080,400	756,000	14,599	1,850,999
Long-term disability	1,460,000	840,000	18,285	2,318,285
Death	1,460,000	840,000	11,604	2,311,604
Termination for cause	—	—	—	—
(1)    In the case of resignation, retirement or termination without cause, Ms. Brown and Ms. Johnson each would have received 74% of her 2020 fixed deferred salary, which is the earned but unpaid portion of her 2020 fixed deferred salary as of December 31, 2020, reduced by 2% for each full or partial month by which her separation from employment preceded January 31, 2022. Mr. Benson, Mr. Bon Salle and Mr. Hayward each would have received

Fannie Mae 2020 Form 10-K	216

Executive Compensation | Compensation Tables and Other Information
100% of his 2020 fixed deferred salary, with no reduction, because Mr. Benson and Mr. Bon Salle had reached age 55 with 10 years of service with Fannie Mae and Mr. Hayward had reached age 62.
(2)    The amounts in this column in the event of resignation, retirement, or termination without cause reflect FHFA’s and the Board’s determinations of 2020 corporate performance-based at-risk deferred salary and 2020 individual performance-based at-risk deferred salary, as described in “Compensation Discussion and Analysis—Determination of 2020 Compensation.” The amounts in this column in the event of a termination due to death or long-term disability do not reflect any performance-based reduction, because the hypothetical December 31, 2020 termination date occurred prior to FHFA’s and the Board’s performance determinations for at-risk deferred salary in January 2021.
(3)    Interest payable on the deferred salary payments, which reflects that: (a) in the event of resignation, retirement, termination without cause, or long-term disability, installment payments of deferred salary would be paid on the original payment schedule; and (b) in the event of death, payments of deferred salary would be made within 90 days of the executive’s death. The amount of interest payable in the event of death in this table assumes the payment of deferred salary would occur on the 90th day following the hypothetical December 31, 2020 date of death. Interest on 2020 deferred salary payments accrues at an annual rate of 0.795%.
Chief Executive Officer to Median Employee Pay Ratio
The following table shows the compensation paid to our Chief Executive Officer for 2020, the total 2020 compensation of our median employee (which was calculated based on the methodology described below the table), and the estimated ratio of the Chief Executive Officer’s pay to the median employee’s pay for 2020.

2020 Chief Executive Officer to Median Employee Pay Ratio
Individual	Compensation	Ratio

Chief Executive Officer	$648,000	4.1 to 1
Median Employee	158,209
We took the following steps to identify our median employee and determine this employee’s compensation:
•We identified our employee population as of December 31, 2020, which consisted of approximately 7,700 full-time and part-time employees. We did not include independent contractors in this population.
•For each employee (other than our Chief Executive Officer), we determined the sum of his or her base salary for 2020, performance awards for 2020 and the value of company contributions made in 2020 on his or her behalf to retirement plans. We did not annualize the compensation of employees who were employed for less than the full year, nor did we make any full-time equivalent adjustments to part-time employees.
•Comparing the sums, we identified an employee whose compensation best reflected Fannie Mae employees’ median 2020 compensation (that is, the midpoint of employees ranked in order of compensation amount).
•We then determined that median employee’s total 2020 compensation using the approach required by the SEC when calculating our named executives’ compensation, as reported in the Summary Compensation Table.
In general, we offer employees base salary, the opportunity to receive awards for performance, company retirement plan contributions and other benefits. In accordance with SEC rules, the median employee compensation amount for 2020 provided in the table above consists of base salary, an award for 2020 performance, company retirement plan contributions and a matching gift the company made on behalf of the employee under our matching charitable gifts program, but does not reflect benefits relating to group life or health plans generally available to all salaried employees, parking or transit benefits that are generally available to all salaried employees, or personal benefits with an aggregate value of less than $10,000. The Chief Executive Officer compensation amount for 2020 provided in the table above consists of base salary and company retirement plan contributions, and is the same amount reported in the “Summary Compensation Table for 2020, 2019 and 2018.”
Given the different methodologies that companies may use to determine their CEO pay ratios, the estimated ratio we report above may not be comparable to that reported by other companies.
Director Compensation
Overview
Our Corporate Governance Guidelines provide that compensation for members of the Board of Directors will be reasonable, appropriate, and commensurate with the duties and responsibilities of their Board service. Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in 2008. The compensation we provide to directors has not increased since this program was implemented in 2008.

Fannie Mae 2020 Form 10-K	217

Executive Compensation | Compensation Tables and Other Information
Mr. Frater, our Chief Executive Officer and a member of the Board of Directors, did not receive any additional compensation for his service as a director in 2020.
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
2020 Non-Management Director Compensation
The total 2020 compensation for our non-management directors is shown in the table below.

2020 Non-Management Director Compensation Table
Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Amy Alving	$170,000	$—	$170,000
Sheila Bair(2)	174,806	—	174,806
Renee Glover	170,000	—	170,000
Michael Heid	180,000	5,000	185,000
Robert Herz	185,000	3,000	188,000
Antony Jenkins	170,000	—	170,000
Karin Kimbrough	170,000	—	170,000
Diane Nordin	180,000	—	180,000
Jonathan Plutzik(3)	275,194	—	275,194
Manolo Sánchez	161,708	5,000	166,708

Directors who resigned from the Board during 2020 or 2021
Brian Brooks(4)	40,000	—	40,000
Ryan Zanin(5)	173,292	—	173,292
(1)    Amounts shown in the “All Other Compensation” column consist of gifts we made on behalf of the directors under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $5,000 for the 2020 calendar year.
(2)    Ms. Bair became Chairwoman of the Board in November 2020.
(3)    Mr. Plutzik was Board Chair until November 2020.

Fannie Mae 2020 Form 10-K	218

Executive Compensation | Compensation Tables and Other Information
(4)    Mr. Brooks resigned effective March 2020.
(5)    Mr. Zanin resigned effective January 2021.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership

Stock Ownership of Directors and Executive Officers
The following table shows the beneficial ownership of our stock by each of our directors, each of our named executives, and all directors and executive officers as a group, as of February 1, 2021. As of that date, no director or named executive, nor all directors and executive officers as a group, owned as much as 1% of our outstanding common stock or any series of our preferred stock.

Beneficial Ownership of Stock by Directors and Executive Officers
		Number of Shares Beneficially Owned(1)
Directors and Named Executives	Position	8.25% Non-Cumulative Series T Preferred Stock	Common Stock
Amy Alving	Director	0	0
Sheila Bair	Director (Chairwoman of the Board)	0	0
Renee Glover	Director	0	0
Michael Heid	Director	0	0
Robert Herz	Director	0	0
Antony Jenkins	Director	0	0
Karin Kimbrough	Director	0	0
Diane Nordin	Director	0	0
Jonathan Plutzik	Director	0	0
Manolo Sánchez	Director	0	0
Hugh Frater	Chief Executive Officer and Director	0	0
Celeste Brown	EVP—Chief Financial Officer	0	0
David Benson	President	0	0
Andrew Bon Salle	Former EVP—Single-Family Mortgage Business	1,000	0
Jeffery Hayward	EVP and Chief Administrative Officer	0	14,868
Kimberly Johnson	EVP and Chief Operating Officer	0	6,669

All directors and executive officers as a group (19 persons)(2)		1,000	50,683

(1)    Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table, except for 9,146 shares for which one executive officer shares investment and voting power with her spouse.
(2)     Group includes Mr. Bon Salle, who retired from the company on December 31, 2020.

Fannie Mae 2020 Form 10-K	219

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership
Stock Ownership of Greater-Than 5% Holders
The following table shows the beneficial ownership of our common stock by the only persons or entities we know of that hold more than 5% of our common stock as of February 1, 2021.

Beneficial Ownership of Stock by 5%+ Holders
5% Holders	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW, Washington, DC 20220
Pershing Square Capital Management, L.P. PS Management GP, LLC William A. Ackman	115,569,796(2)	9.98%
787 Eleventh Avenue, 9th Floor, New York, New York 10019
(1)    In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 12, 2021, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.
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

Overview. We review transactions in which Fannie Mae is a participant and in which any of our directors or executive officers or their immediate family members may have a material interest to determine whether any of those persons has a material interest in the transaction. Our current written policies and procedures for the review, approval or ratification of transactions with related persons that are required to be reported under Item 404(a) of Regulation S-K are set forth in our:
•Director Code of Conduct;
•Corporate Governance Guidelines;
•Nominating and Corporate Governance Committee Charter;
•Board of Directors’ delegation of authorities and reservation of powers;

Fannie Mae 2020 Form 10-K	220

Certain Relationships and Related Transactions, and Director Independence | Policies and Procedures Relating to Transactions with Related Persons
•Employee Code of Conduct; and
•Conflict of Interest Policy, Conflict of Interest Standard and Conflict of Interest Procedure for employees.
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
Nominating and Corporate Governance Committee Charter; Board Delegation of Authorities and Reservation of Powers. The Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities and reservation of powers require the Nominating and Corporate Governance Committee to approve transactions with any director, nominee for director or executive officer, or any immediate family member of a director, nominee for director or executive officer, that are required to be disclosed pursuant to Item 404 of Regulation S-K.
Employee Code of Conduct. Our Employee Code of Conduct requires that our employees seek to avoid any actual or apparent conflicts between our business interests and the personal interests, activities and relationships of our employees, or that could expose the company to reputational risk. Our Employee Code of Conduct requires our employees to raise compliance or ethics concerns, including concerns relating to suspected or known violations of our Employee Code of Conduct, with the employee’s manager, another appropriate member of management, a member of our Human Resources division or our Compliance and Ethics division.
Conflict of Interest Policy, Standard and Procedure. Our Conflict of Interest Policy, Conflict of Interest Standard and Conflict of Interest Procedure for employees require that our executive officers report to the Compliance and Ethics division any existing or currently proposed transaction with us, whether or not in the ordinary course of business, in which the executive officer or any immediate family member of the executive officer has a direct or indirect interest. If the Compliance and Ethics division determines the reported transaction presents a conflict concern, our Conflict of Interest Procedure for employees provides that the division will submit its assessment and recommended mitigation activities regarding such transaction to the Nominating and Corporate Governance Committee for approval. Our Conflict of Interest Procedure for employees also provides that the Compliance and Ethics division will refer any such report to the Legal department for review so that they might evaluate it for reporting purposes.
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

Fannie Mae 2020 Form 10-K	221

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
FHFA, as conservator, approved the senior preferred stock purchase agreement, the amendments to the agreement and the letter agreements modifying the terms of the agreement and the senior preferred stock. FHFA, as conservator, also approved our role as program administrator for the Home Affordable Modification Program and other initiatives under the Making Home Affordable Program.
Treasury Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement was subsequently amended on September 26, 2008, May 6, 2009, December 24, 2009 and August 17, 2012. In addition, we, through FHFA, in its capacity as conservator, and Treasury entered into letter agreements modifying the terms of the senior preferred stock purchase agreement and the senior preferred stock on December 21, 2017, September 27, 2019 and January 14, 2021. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” for a description of the terms of the senior preferred stock purchase agreement, the senior preferred stock and the warrant.
As of December 31, 2020, we had received an aggregate of $119.8 billion from Treasury under the senior preferred stock purchase agreement, none of which was received in 2020, and the remaining amount of funding available to us under the agreement was $113.9 billion. Through December 31, 2020, we had paid an aggregate of $181.4 billion to Treasury in dividends on the senior preferred stock, none of which was paid in 2020.
Treasury Making Home Affordable Program
In 2009, Treasury launched the Making Home Affordable Program to help struggling homeowners avoid foreclosure and engaged us as program administrator for loans modified under the Home Affordable Modification Program, or HAMP, and other initiatives under the Making Home Affordable Program. HAMP was aimed at helping borrowers by modifying their mortgage loan to make their payments more affordable. In 2020, our principal activities as program administrator included:
•supporting servicers and managing the process for servicers to report modification activity and program performance;
•calculating incentive compensation consistent with program guidelines;
•acting as record-keeper for executed loan modifications and program administration; and
•performing other tasks as directed by Treasury from time to time.

Fannie Mae 2020 Form 10-K	222

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons

Although borrowers could apply for modifications under HAMP only through 2016, our role as program administrator continues in order to administer remaining incentives payable under the program and to continue record-keeping for completed modification activity and performance.
Under our arrangement, Treasury has compensated us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect we will have received an aggregate of approximately $536 million from Treasury for our work as program administrator from 2009 through 2020, as well as an additional amount of approximately $149 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to continue to receive reimbursements from Treasury for our work through the completion of our role as program administrator.
Temporary Payroll Tax Cut Continuation Act of 2011
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. In 2012, FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. In 2020, FHFA provided guidance that we are not required to accrue or remit TCCA fees to Treasury with respect to loans backing MBS trusts that have been delinquent for four months or longer. Once payments on such loans resume, we will resume accrual and remittance to Treasury of the associated TCCA fees on the loans. In 2020, we recognized $2.7 billion for our obligations to Treasury under the TCCA.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement, or in which such allocation or transfer would cause such a draw. We paid $280 million to the funds in 2020 based on our new business purchases in 2019. Pursuant to the GSE Act and directions from FHFA, we paid $98 million of this amount to Treasury’s Capital Magnet Fund and $182 million of this amount to HUD’s Housing Trust Fund.
Our new business purchases were $1.4 trillion for the year ended December 31, 2020. Accordingly, we recognized an expense of $603 million related to this obligation for the year ended December 31, 2020. Of this amount, $211 million is payable to Treasury’s Capital Magnet Fund and $392 million is payable to HUD’s Housing Trust Fund. See “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Affordable Housing Allocations” for more information regarding the GSE Act’s affordable housing allocation requirements.
Director Independence

Independence Requirements
Our Corporate Governance Guidelines, in accordance with FHFA corporate governance regulations, require a majority of Fannie Mae’s directors to be independent as defined under the rules set forth by the NYSE, as amended from time to time. Where the NYSE rules do not address a particular relationship, the Board, based upon the recommendation of the Nominating and Corporate Governance Committee, determines whether a relationship is material, and whether a Board member is independent. Our Corporate Governance Guidelines also provide that an “independent board member” must be determined to have no material relationship with us, either directly or through an organization that has a material relationship with us. A relationship is “material” if, in the judgment of the Board, it would interfere with the Board member’s independent judgment. Our Corporate Governance Guidelines are posted on our website, www.fanniemae.com, under “Corporate Governance Guidelines” in the “About Us—Corporate Governance” section.
In addition, under FHFA corporate governance regulations, Board committees are required to comply with the independence requirements set forth under NYSE rules. The NYSE’s listing standards include additional independence criteria for members of the Audit Committee and Compensation and Human Capital Committee.

Fannie Mae 2020 Form 10-K	223

Certain Relationships and Related Transactions, and Director Independence | Director Independence

Our Board of Directors
Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee of the Board, has reviewed the independence of all current Board members pursuant to the requirements described in “Independence Requirements” above. Based on its review, the Board has determined that all of our current directors are independent under these director independence requirements other than Mr. Frater (who is our Chief Executive Officer).
In determining the independence of our current Board members other than Mr. Frater, the Board of Directors considered the following relationships, transactions or arrangements and determined they were not material to the independence of these Board members and would not interfere with the director’s independent judgment:
•Board Memberships with Business Partners. Ms. Alving, Ms. Bair, Ms. Glover, Mr. Heid, Mr. Herz, Mr. Jenkins and Mr. Sánchez are or will be directors, advisory Board members or equivalent positions of companies that engage in business with Fannie Mae or that have an interest in one or more entities that engage in business with Fannie Mae. The Board considered that each of these directors was solely a director, advisory board member or the equivalent of such company, and none of these directors served in a management role or had ownership interests other than as incidental to their board service. The Board also considered other relevant information, including to the extent available information regarding payments between these companies and Fannie Mae during the past three years.
•Board Memberships with Non-Profits to Which We Have Made Payments. Mr. Herz and Ms. Nordin serve as Board members of non-profit organizations that have received payments from Fannie Mae. The amount of these payments fell substantially below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
•Board Memberships with Companies that Invest in Our Securities. Ms. Bair, Mr. Herz and Ms. Nordin serve as directors or advisory Board members of companies that invest in Fannie Mae fixed-income securities. It is generally not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed-income securities as payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. We understand that the investments by these companies in Fannie Mae fixed-income securities are entered into at arm’s length in the ordinary course of business, upon market terms and conditions, and are not entered into at the direction of, or upon approval by, the director in his or her capacity as a director or advisory Board member of these companies.
•Prior Recent Employment with Business Partners. Mr. Heid and Ms. Kimbrough were each recently employed at companies that engage in business with Fannie Mae.
◦Mr. Heid is a former employee of Wells Fargo. He retired from Wells Fargo in January 2016. We regularly enter into a variety of transactions with Wells Fargo in the ordinary course of business. For example, Wells Fargo Bank, N.A., together with its affiliates, was our largest single-family servicer in 2020. Mr. Heid owns substantially less than 1% of the outstanding equity interests in Wells Fargo.
◦Ms. Kimbrough is a former employee of Google. She was employed by Google until December 2019. We engage in business transactions with Google. The payments we made to Google during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments. Ms. Kimbrough owns substantially less than 1% of the outstanding equity interests in Alphabet Inc., Google’s parent company.
•Current Employment with Business Partner. Ms. Kimbrough is currently an employee of LinkedIn Corporation, a subsidiary of Microsoft Corporation. Fannie Mae engages in business transactions with LinkedIn and Microsoft. The payments made by Fannie Mae to Microsoft during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
•Prior Relationship with Company Engaged in Litigation with Fannie Mae. Mr. Jenkins is a former Group Chief Executive Officer of Barclays PLC. Barclays Bank PLC is a defendant in a lawsuit the company filed in 2013 alleging that several banking institutions, including Barclays, manipulated LIBOR. Mr. Jenkins is not a defendant in the lawsuit and the alleged wrongdoing at Barclays precedes Mr. Jenkins’s appointment as Group Chief Executive Officer.
•Prior Service on Fannie Mae’s Digital Advisory Council. Mr. Jenkins served as a member of Fannie Mae’s Digital Advisory Council from February 2017 to June 2018 and received the standard advisory fee for this service of $60,000 per year. The amount of payments to Mr. Jenkins for his service on the Digital Advisory Council was below the $120,000 annual compensation threshold set forth in the NYSE’s independence standards.
The Board also determined that each member of the Audit Committee, Compensation and Human Capital Committee, and Nominating and Corporate Governance Committee met the NYSE’s independence criteria for members of such committees.

Fannie Mae 2020 Form 10-K	224

Certain Relationships and Related Transactions, and Director Independence | Director Independence

The Board did not consider the Board’s duties to the conservator, together with the federal government’s controlling beneficial ownership of Fannie Mae, in determining independence of the Board members.
Mr. Frater is not considered an independent director under NYSE independence standards because of his position as Chief Executive Officer.
Brian P. Brooks, a former director who served as a member of our Board during 2020, was not considered an independent director under NYSE independence standards because he was an employee of the company within the last three years.
The Board of Directors determined that Ryan A. Zanin, a former director who served as a member of our Board until January 2021, met our director independence standards when it assessed his independence in January 2020. Mr. Zanin was no longer considered an independent director following the Board’s approval to appoint him as the company’s Chief Risk Officer in November 2020, which was subject to FHFA decision in consultation with Treasury and his acceptance of the appointment. Mr. Zanin accepted the appointment as the company’s Chief Risk Officer and resigned from the Board in January 2021.
Item 14.  Principal Accounting Fees and Services
The Audit Committee of our Board of Directors is directly responsible for the appointment, oversight and evaluation of our independent registered public accounting firm, subject to conservator approval of matters relating to retention and termination. Deloitte & Touche LLP was our independent registered public accounting firm for the years ended 2020 and 2019. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP, including audit fees.

	For the Year Ended December 31,
	2020	2019
Description of fees:
Audit fees	$39,546,300	$37,630,000
Audit-related fees(1)	315,000	315,000
All other fees(2)	105,000	1,000
Total fees	$39,966,300	$37,946,000
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
In connection with its approval of Deloitte & Touche LLP as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2020 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chair, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche LLP outside of the scope of the integrated audit must be approved by the conservator.
In 2020, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

Fannie Mae 2020 Form 10-K	225

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

4.1	Description of Securities of the Registrant (Incorporated by reference to Exhibit 4.1 to Fannie Mae's Annual Report on Form 10-K for the year ended December 31, 2019, filed February 13, 2020)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008)
4.10	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008)
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

4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008)

Fannie Mae 2020 Form 10-K	226

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
4.20
Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008)

4.21
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 8, 2009)

4.22
Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009)

4.23
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed August 17, 2012)

4.24
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated December 21, 2017 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed December 21, 2017)

4.25
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed October 1, 2019)

4.26
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated January 14, 2021 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed January 20, 2021)

10.1
Repayment Provisions for SEC Executive Officers, amended and restated as of March 8, 2012† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 9, 2012)

10.2
Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

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

10.11	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective December 31, 2020†
10.12
Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008)

Fannie Mae 2020 Form 10-K	227

Exhibits, Financial Statement Schedules

10.13
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009)

10.14
Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009)

10.15
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed August 17, 2012)

10.16
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated December 21, 2017 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed December 21, 2017)

10.17
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed October 1, 2019)

10.18
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated January 14, 2021 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed January 20, 2021)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1
Third Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC, dated as of January 9, 2020 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2019, dated February 13, 2020)

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
*    The financial information contained in these XBRL documents is unaudited.
Item 16.  Form 10-K Summary
None.

Fannie Mae 2020 Form 10-K	228

Signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer
Date: February 12, 2021

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

Signature	Title	Date

/s/ Sheila C. Bair	Chair of the Board of Directors	February 12, 2021
Sheila C. Bair

/s/ Hugh R. Frater	Chief Executive Officer and Director	February 12, 2021
Hugh R. Frater

/s/ Celeste M. Brown	Executive Vice President and Chief Financial Officer	February 12, 2021
Celeste M. Brown

/s/ Chryssa C. Halley	Senior Vice President and Controller	February 12, 2021
Chryssa C. Halley

/s/ Amy E. Alving	Director	February 12, 2021
Amy E. Alving

Fannie Mae 2020 Form 10-K	229

Signatures

Signature	Title	Date

/s/ Renee L. Glover	Director	February 12, 2021
Renee L. Glover

/s/ Michael J. Heid	Director	February 12, 2021
Michael J. Heid

/s/ Robert H. Herz	Director	February 12, 2021
Robert H. Herz

/s/ Antony Jenkins	Director	February 12, 2021
Antony Jenkins

/s/ Karin Kimbrough	Director	February 12, 2021
Karin Kimbrough

/s/ Diane C. Nordin	Director	February 12, 2021
Diane C. Nordin

/s/ Jonathan Plutzik	Director	February 12, 2021
Jonathan Plutzik

/s/ Manuel Sánchez Rodríguez	Director	February 12, 2021
Manuel Sánchez Rodríguez

Fannie Mae 2020 Form 10-K	230

Fannie Mae 2020 Form 10-K	F-1

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity (deficit) for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2021, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in the year ended December 31, 2020 due to the adoption of the Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which was later amended by ASU 2019-04, ASU 2019-05 and ASU 2019-11.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fannie Mae 2020 Form 10-K	F-2

Report of Independent Registered Public Accounting Firm

Allowance for Loan Losses — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s allowance for loan losses is a valuation allowance that reflects an estimate of expected credit losses related to its recorded investment in held for investment loans. The allowance for loan losses requires consideration of a broad range of information about current conditions and reasonable and supportable forecast information to develop loan loss estimates. The Company used a discounted cash flow method to measure expected credit losses on its single-family mortgage loans and an undiscounted loss method to measure expected credit losses on its multifamily mortgage loans. The internal models used to estimate credit losses incorporate historical credit loss experience, adjusted for current economic forecasts and the current credit profile of the Company’s loan book of business. The models use reasonable and supportable forecasts for key economic drivers, such as home prices (single-family), interest rates (single-family), rental income (multifamily) and capitalization rates (multifamily). The cash flow analysis incorporates estimates produced by the Company’s internal models, which include the probability of prepayment, default rates, and loss severity in the event of default. The modeled estimates are adjusted when management believes the model does not capture the entirety of losses it expects to incur. Accordingly, the estimate of lifetime expected credit losses requires significant management judgments and assumptions about highly complex and inherently uncertain matters.
Estimating expected credit losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty required significant management judgment. Management’s estimate of the quantitative impact of COVID-19 on the allowance for loan losses relied on various assumptions to determine the expected credit losses for both single-family and multifamily loans. These assumptions included expectations surrounding the length of time that loans remain in forbearance and the type and extent of loss mitigation that may be needed when loans exit a COVID-19-related forbearance, political uncertainty and the high degree of uncertainty regarding the future course of the pandemic, including new strains of the virus and its effect on the economy.
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
•We tested the effectiveness of internal controls, including those related to the internal models and significant management assumptions.
•With the assistance of our credit specialists, we evaluated the internal models and management’s assumptions, including inputs into and the resulting estimates of the expected cash flows, including the probability of prepayment, default rates and loss severity in the event of default.
•With the assistance of our credit specialists, we evaluated management’s assumptions, including those assumptions related to the COVID-19 pandemic. For single-family loans, we evaluated the assumptions for home price growth, projected interest rates, the rate of borrower participation in a COVID-19 forbearance program and the type and extent of loss mitigation that may be needed when the loan exits forbearance. For multifamily loans, we evaluated management’s assumptions related to forecasts of property rental income and capitalization rates. Additionally, we evaluated the assumptions regarding the effect on the economy and expected credit losses from political uncertainty and the uncertainty regarding the future course of the pandemic for both single-family and multifamily loans.
•We tested the accuracy of historical loan performance data and current economic data consumed by the internal models used to calculate expected credit losses.
•We evaluated the appropriateness of economic and other forecasts used in internal models, including the reversion period applied for periods beyond the reasonable and supportable forecast period.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 12, 2021
We have served as the Company's auditor since 2005.

Fannie Mae 2020 Form 10-K	F-3

Financial Statements | Consolidated Balance Sheets
FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions)

	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$38,337	$21,184
Restricted cash (includes $68,308 and $33,294, respectively, related to consolidated trusts)	77,286	40,223
Federal funds sold and securities purchased under agreements to resell or similar arrangements	28,200	13,578
Investments in securities:
Trading, at fair value (includes $6,544 and $3,037, respectively, pledged as collateral)	136,542	48,123
Available-for-sale, at fair value (with an amortized cost of $1,606, net of allowance for credit losses of $3 as of December 31, 2020)	1,697	2,404
Total investments in securities	138,239	50,527
Mortgage loans:
Loans held for sale, at lower of cost or fair value	5,197	6,773
Loans held for investment, at amortized cost:
Of Fannie Mae	112,726	94,911
Of consolidated trusts	3,546,521	3,241,494
Total loans held for investment (includes $6,490 and $7,825, respectively, at fair value)	3,659,247	3,336,405
Allowance for loan losses	(10,552)	(9,016)
Total loans held for investment, net of allowance	3,648,695	3,327,389
Total mortgage loans	3,653,892	3,334,162
Advances to lenders	10,449	6,453
Deferred tax assets, net	12,947	11,910
Accrued interest receivable, net (includes $9,635 and $8,172, respectively, related to consolidated trusts and net of an allowance of $216 as of December 31, 2020)	9,937	8,604
Acquired property, net	1,261	2,366
Other assets	15,201	14,312
Total assets	$3,985,749	$3,503,319
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,955 and $9,361, respectively, related to consolidated trusts)	$9,719	$10,228
Debt:
Of Fannie Mae (includes $3,728 and $5,687, respectively, at fair value)	289,572	182,247
Of consolidated trusts (includes $24,586 and $21,880, respectively, at fair value)	3,646,164	3,285,139
Other liabilities (includes $1,523 and $376, respectively, related to consolidated trusts)	15,035	11,097
Total liabilities	3,960,490	3,488,711
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $142,192 and $131,178, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(108,110)	(118,776)
Accumulated other comprehensive income	116	131
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant for information on the related dividend obligation and liquidation preference)	25,259	14,608
Total liabilities and equity	$3,985,749	$3,503,319

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2020 Form 10-K	F-4

Financial Statements | Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Interest income:
Trading securities	$874	$1,627	$1,336
Available-for-sale securities	98	175	230
Mortgage loans	106,316	117,374	115,029
Federal funds sold and securities purchased under agreements to resell or similar arrangements	146	843	742
Other	135	163	136
Total interest income	107,569	120,182	117,473
Interest expense:
Short-term debt	(182)	(501)	(468)
Long-term debt	(82,521)	(98,388)	(95,732)
Total interest expense	(82,703)	(98,889)	(96,200)
Net interest income	24,866	21,293	21,273
Benefit (provision) for credit losses	(678)	4,011	3,309
Net interest income after benefit (provision) for credit losses	24,188	25,304	24,582
Investment gains, net	907	1,770	952
Fair value gains (losses), net	(2,501)	(2,214)	1,121
Fee and other income	462	566	555
Non-interest income (loss)	(1,132)	122	2,628
Administrative expenses:
Salaries and employee benefits	(1,554)	(1,486)	(1,451)
Professional services	(921)	(967)	(1,032)
Other administrative expenses	(593)	(570)	(576)
Total administrative expenses	(3,068)	(3,023)	(3,059)
Foreclosed property expense	(177)	(515)	(617)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(2,673)	(2,432)	(2,284)
Credit enhancement expense	(1,361)	(1,134)	(679)
Change in expected credit enhancement recoveries	233	—	—
Other expenses, net	(1,131)	(745)	(472)
Total expenses	(8,177)	(7,849)	(7,111)
Income before federal income taxes	14,879	17,577	20,099
Provision for federal income taxes	(3,074)	(3,417)	(4,140)
Net income	11,805	14,160	15,959
Other comprehensive loss:
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	(23)	(179)	(344)
Other, net of taxes	8	(12)	(4)
Total other comprehensive loss	(15)	(191)	(348)
Total comprehensive income	$11,790	$13,969	$15,611
Net income	$11,805	$14,160	$15,959
Dividends distributed or amounts attributable to senior preferred stock	(11,790)	(13,969)	(12,613)
Net income attributable to common stockholders	$15	$191	$3,346
Earnings per share:
Basic	$0.00	$0.03	$0.58
Diluted	0.00	0.03	0.57
Weighted-average common shares outstanding:
Basic	5,867	5,762	5,762
Diluted	5,893	5,893	5,893
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2020 Form 10-K	F-5

Financial Statements | Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$11,805	$14,160	$15,959
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(9,190)	(6,002)	(5,949)
Provision (benefit) for credit losses	678	(4,011)	(3,309)
Valuation gains	(2,618)	(1,809)	(911)
Current and deferred federal income taxes	3,152	1,517	3,680
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(924)	(917)	(1,785)
Net change in accrued interest receivable	(2,749)	332	204
Net change in servicer advances	932	(67)	(206)
Other, net	(225)	(363)	442
Net change in trading securities	(73,659)	(1,630)	(5,454)
Interest payment on discounted debt	(136)	(5,964)	(423)
Net cash provided by (used in) operating activities	(72,934)	(4,754)	2,248
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	47	58	182
Proceeds from sales of trading securities held for investment	110	49	96
Proceeds from maturities and paydowns of available-for-sale securities	364	469	695
Proceeds from sales of available-for-sale securities	361	537	760
Purchases of loans held for investment	(766,699)	(261,808)	(172,155)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	10,672	12,508	15,082
Proceeds from sales of loans acquired as held for investment of Fannie Mae	8,744	17,794	17,511
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	1,120,473	552,135	401,045
Advances to lenders	(339,043)	(141,395)	(108,294)
Proceeds from disposition of acquired property and preforeclosure sales	5,991	7,425	9,321
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(14,622)	19,360	(13,468)
Other, net	287	(80)	78
Net cash provided by investing activities	26,685	207,052	150,853
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	580,220	789,572	789,355
Payments to redeem debt of Fannie Mae	(472,795)	(834,294)	(834,366)
Proceeds from issuance of debt of consolidated trusts	1,091,242	435,235	357,846
Payments to redeem debt of consolidated trusts	(1,097,692)	(575,706)	(471,151)
Payments of cash dividends on senior preferred stock to Treasury	—	(5,601)	(9,372)
Proceeds from senior preferred stock purchase agreement with Treasury	—	—	3,687
Other, net	(510)	480	63
Net cash provided by (used in) financing activities	100,465	(190,314)	(163,938)
Net increase (decrease) in cash, cash equivalents and restricted cash	54,216	11,984	(10,837)
Cash, cash equivalents and restricted cash at beginning of period	61,407	49,423	60,260
Cash, cash equivalents and restricted cash at end of period	$115,623	$61,407	$49,423
Cash paid during the period for:
Interest	$113,878	$121,542	$110,415
Income taxes	3,950	1,900	460
Non-cash activities:
Net mortgage loans acquired by assuming debt	$369,733	$273,174	$231,478
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	709,451	248,463	185,310
Transfers from advances to lenders to loans held for investment of consolidated trusts	318,426	128,272	102,865
Net transfers from mortgage loans to acquired property	3,940	6,681	8,131

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2020 Form 10-K	F-6

Financial Statements | Consolidated Statements of Changes in Equity (Deficit)

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2017	1	556	1,158	$117,149	$19,130	$687	$(133,805)	$553	$(7,400)	$(3,686)
Senior preferred stock dividends paid	—	—	—	—	—	—	(9,372)	—	—	(9,372)
Increase to senior preferred stock	—	—	—	3,687	—	—	—	—	—	3,687
Comprehensive income:
Net income	—	—	—	—	—	—	15,959	—	—	15,959
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $21)	—	—	—	—	—	—	—	(79)	—	(79)
Reclassification adjustment for gains included in net income (net of taxes of $70)	—	—	—	—	—	—	—	(265)	—	(265)
Other (net of taxes of $0)	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										15,611
Reclassification related to Tax Cuts and Jobs Act	—	—	—	—	—	—	(117)	117	—	—
Balance as of December 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(127,335)	$322	$(7,400)	$6,240
Senior preferred stock dividends paid	—	—	—	—	—	—	(5,601)	—	—	(5,601)
Comprehensive income:
Net income	—	—	—	—	—	—	14,160	—	—	14,160
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Reclassification adjustment for gains included in net income (net of taxes of $48)	—	—	—	—	—	—	—	(180)	—	(180)
Other (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Total comprehensive income										13,969
Balance as of December 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(118,776)	$131	$(7,400)	$14,608
Transition impact, net of tax, from the adoption of the current expected credit loss standard	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance as of January 1, 2020, adjusted	1	556	1,158	120,836	19,130	687	(119,915)	131	(7,400)	13,469
Comprehensive income:
Net income	—	—	—	—	—	—	11,805	—	—	11,805
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Reclassification adjustment for gains included in net income (net of taxes of $3)	—	—	—	—	—	—	—	(11)	—	(11)
Other (net of taxes of $2)	—	—	—	—	—	—	—	8	—	8
Total comprehensive income										11,790
Balance as of December 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(108,110)	$116	$(7,400)	$25,259

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2020 Form 10-K	F-7

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
FANNIE MAE
(In conservatorship)
Notes to Consolidated Financial Statements
1.  Summary of Significant Accounting Policies
Organization
Fannie Mae is a leading source of financing for mortgages in the United States. We are a shareholder-owned corporation organized as a government-sponsored entity (“GSE”) and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). Our charter is an act of Congress, and we have a mission under that charter to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. As such, we are subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“Treasury”). The U.S. government does not guarantee our securities or other obligations.
We operate in the secondary mortgage market, primarily working with lenders who originate loans to borrowers. We do not originate loans or lend money directly to consumers in the primary mortgage market. Instead, we securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities (“MBS”) that we guarantee; purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; manage mortgage credit risk; and engage in other activities that increase the supply of affordable housing.
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
Conservatorship
On September 7, 2008, the Secretary of the Treasury and the Director of FHFA announced several actions taken by Treasury and FHFA regarding Fannie Mae, which included: (1) placing us in conservatorship, with FHFA acting as our conservator, and (2) the execution of a senior preferred stock purchase agreement by our conservator, on our behalf, and Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-8

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us into receivership at his discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. We are not aware of any plans of FHFA (1) to fundamentally change our business model, or (2) to reduce the aggregate amount available to or held by the company under our capital structure, which includes the senior preferred stock purchase agreement.
Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant
Senior Preferred Stock Purchase Agreement
Under our senior preferred stock purchase agreement with Treasury, in September 2008 we issued Treasury one million shares of senior preferred stock and a warrant to purchase shares of our common stock. The senior preferred stock purchase agreement and the dividend and liquidation provisions of the senior preferred stock were amended in January 2021 pursuant to a letter agreement between us, through FHFA in its capacity as conservator, and Treasury. The terms of the agreement, including Treasury’s funding commitment, and the dividend and liquidation provisions of the senior preferred stock are described more fully in “Note 11, Equity.”
The January 2021 letter agreement made a number of changes to the covenants in the senior preferred stock purchase agreement, as well as to the terms of the senior preferred stock. Because these changes were made subsequent to December 31, 2020, there was no impact to our 2020 financial statements as a result of the changes in the January 2021 letter agreement. These changes include the following:
•The dividend provisions of the senior preferred stock were amended to permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Note 12, Regulatory Capital Requirements.” After the “capital reserve end date,” which is defined as the last day of the second consecutive fiscal quarter during which we have maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock.
•At the end of each fiscal quarter, through and including the capital reserve end date, the liquidation preference of the senior preferred stock will be increased by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
•We may issue and retain up to $70 billion in proceeds from the sale of common stock without Treasury’s prior consent, provided that (1) Treasury has already exercised its warrant in full, and (2) all currently pending significant litigation relating to the conservatorship and to an amendment to the senior preferred stock purchase agreement made in August 2012 has been resolved, which may require Treasury’s assent.
•FHFA may release us from conservatorship without Treasury’s consent after (1) all currently pending significant litigation relating to the conservatorship and to the August 2012 amendment to the senior preferred stock purchase agreement has been resolved, and (2) our common equity tier 1 capital, together with any other common stock that we may issue in a public offering, equals or exceeds 3% of our “adjusted total assets” under our enterprise regulatory capital framework.
•New restrictive covenants were added that will impact both our single-family and multifamily business activities.
We are still evaluating the appropriate accounting for this amendment to the senior preferred stock purchase agreement. The amendment will be accounted for as either a modification or an extinguishment of the existing instrument. To the extent that the amendment is required to be accounted for as a modification, there will be no change in the carrying value of the senior preferred stock, as it will be accounted for as an extension of the existing arrangement. However, to the extent that the amendment qualifies as an extinguishment, we will record the amended senior preferred stock at fair value with the difference between the current carrying value and the amended stock’s fair value recorded in accumulated deficit.
Senior Preferred Stock
For information about the senior preferred stock, see “Note 11, Equity.”

Fannie Mae (In conservatorship) 2020 Form 10-K	F-9

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Warrant
On September 7, 2008, we issued to Treasury a warrant to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date the warrant is exercised. The warrant may be exercised, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted earnings (loss) per share. The weighted-average shares of common stock outstanding for 2020, 2019 and 2018 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2020, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $142.2 billion. See “Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant” above for additional information on transactions under this agreement.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-10

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
parties. Since June 2019, some of the structured securities we issue are backed in whole or in part by Freddie Mac securities. Fannie Mae and Freddie Mac each have agreed to indemnify the other party for losses caused by: its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued; its failure to meet its obligations under the customer services agreement; its violations of laws; or with respect to material misstatements or omissions in offering documents, ongoing disclosures and related materials relating to the underlying resecuritized securities. Additionally, we make regular income tax payments to and receive tax refunds from the Internal Revenue Service (“IRS”), a bureau of Treasury. We received a refund of $4.0 billion, including $340 million of interest, from the IRS during the year ended December 31, 2020 for income tax adjustments related to tax years 2010 through 2016.
Transactions with Treasury
Our administrative expenses were reduced by $19 million, $20 million and $24 million for the years ended December 31, 2020, 2019 and 2018, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. In 2012, FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. The resulting fee revenue and expense are recorded in “Interest income: Mortgage loans” and “TCCA fees,” respectively, in our consolidated statements of operations and comprehensive income.
In 2020, FHFA provided guidance that we are not required to accrue or remit TCCA fees to Treasury with respect to loans backing MBS trusts that have been delinquent for four months or longer. Once payments on such loans resume, we will resume accrual and remittance to Treasury of the associated TCCA fees on the loans.
We recognized $2.7 billion, $2.4 billion and $2.3 billion in TCCA fees during the years ended December 31, 2020, 2019 and 2018, respectively, of which $697 million and $626 million had not been remitted as of December 31, 2020 and 2019, respectively.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement or in which such allocation or transfer would cause such a draw. These funding obligations, recognized in “Other expenses, net” in our consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital Magnet Fund. We recognized $211 million, $98 million and $75 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the years ended December 31, 2020, 2019 and 2018, respectively. We paid $98 million and $75 million to Treasury’s Capital Magnet Fund in 2020 and 2019, respectively. In 2021, we expect to pay $211 million to Treasury’s Capital Magnet Fund based on our new business purchases in 2020.
On January 14, 2021, we, through FHFA acting on our behalf in its capacity as our conservator, and Treasury, entered into a letter agreement modifying the terms of the senior preferred stock purchase agreement and senior preferred stock held by Treasury. These modifications and other specified provisions of the letter agreement are described under “Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant” above.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our consolidated statements of operations and comprehensive income, of $139 million, $121 million and $110 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $88 million, $105 million and $135 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-11

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To conform to our current-period presentation, we have reclassified certain amounts reported in our prior periods’ consolidated financial statements.
Presentation of Advances to Lenders
Advances to lenders represent our payments of cash in exchange for the receipt of mortgage loans from lenders in a transfer that is accounted for as a secured lending arrangement. These transfers primarily occur when we provide early funding to lenders for loans that they will subsequently either sell to us or securitize into a Fannie Mae MBS that they will deliver to us. Early lender funding advances have terms up to 60 days and earn a short-term market rate of interest. Advances to lenders has been presented as a separate line item for all periods presented, as increased mortgage refinance activity resulted in a higher balance at period end. In prior periods, advances to lenders were recorded in “Other assets.”
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
Credit Enhancement Expense
Credit enhancement expense consists of costs associated with our freestanding credit enhancements. We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments. Credit enhancement expense has been presented as a separate line item for all periods presented, as these expenses have become a more significant driver of our results of operations. In prior periods, credit enhancement expenses were recorded in “Other expenses, net.”
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries consists of the change in benefits recognized from our freestanding credit enhancements, including any realized amounts. Benefits, if any, from our CAS, CIRT and EPMI programs previously recorded in “Fee and other income” have been reclassified to “Change in expected credit enhancement recoveries” for all periods presented. Benefits from other lender risk-sharing programs, including our multifamily DUS program, were recorded as a reduction of credit-related expense in periods prior to 2020. However, with our adoption of the Current Expected Credit Loss standard on January 1, 2020, benefits from freestanding credit enhancements are no longer recorded as a reduction of credit-related expenses. These benefits from lender risk-sharing have been reclassified into “Change in expected credit enhancement recoveries” on a prospective basis beginning January 1, 2020.
Presentation of Yield Maintenance Fees
Prior period multifamily yield maintenance fees have been reclassified to conform to the current-period presentation. Multifamily yield maintenance fees, or prepayment premiums, are fees that a borrower pays when they prepay their loan. For multifamily loans held in a consolidated trust, a portion of the yield maintenance fee is typically passed through to the holders of the trust certificate. As of January 1, 2020, we classify all yield maintenance fees as interest income. For consolidated loans, the portion of the fee passed through to the certificate holders of the trust is classified as interest expense. Previously, we classified multifamily yield maintenance fees as interest income only when the fee was associated with a loan refinancing, otherwise the fee was classified as fee and other income. The portion of the fees passed through to the certificate holders of the trust were previously classified as interest expense only when the fee was associated with a loan refinancing, otherwise the fee was classified as other expense. The changes in presentation have been applied retrospectively to all periods presented and were immaterial for prior periods.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-12

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
We determine whether an entity is a VIE by performing a qualitative analysis, which requires certain subjective decisions including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-13

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Purchase/Sale of Fannie Mae Securities
We actively purchase and sell guaranteed MBS that have been issued through lender swap and portfolio securitization transactions. The accounting for the purchase and sale of our guaranteed MBS issued by the trusts differs based on the characteristics of the securitization trusts and whether the trusts are consolidated.
Uniform Mortgage-Backed Securities (“UMBS”)
Uniform Mortgage-Backed Securities (“UMBS”) are common mortgage-backed securities issued by both Fannie Mae and Freddie Mac to finance fixed-rate mortgage loans backed by one- to four-unit single-family properties. We and Freddie Mac began issuing UMBS in June 2019. We and Freddie Mac also began resecuritizing UMBS certificates into structured securities in June 2019. The structured securities backed by UMBS that we issue include Supers, which are single-class resecuritization transactions, Real Estate Mortgage Investment Conduit securities (“REMICs”) and interest-only and principal-only strip securities (“SMBS”), which are multi-class resecuritization transactions.
Since June 2019, we have resecuritized UMBS, Supers and other structured securities issued by Freddie Mac. The mortgage loans that serve as collateral for Freddie Mac-issued UMBS are not held in trusts that are consolidated by Fannie Mae. When we include Freddie Mac securities in our structured securities, we are subject to additional credit risk because we guarantee securities that were not previously guaranteed by Fannie Mae. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We have concluded that this additional credit risk is negligible because of the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury. Prior to June 2019, the vast majority of underlying assets of our resecuritization trusts were limited to Fannie Mae securities that were collateralized by mortgage loans held in consolidated trusts.
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
Single-Class Resecuritization Trusts
Fannie Mae single-class resecuritization trusts are created by depositing MBS into a new securitization trust for the purpose of aggregating multiple mortgage-related securities into one combined security. Single-class resecuritization securities pass through directly to the holders of the securities all of the cash flows of the underlying MBS held in the trust. Since June 2019, these securities can be collateralized directly or indirectly by cash flows from underlying

Fannie Mae (In conservatorship) 2020 Form 10-K	F-14

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
Securities issued by our commingled single-class resecuritization trusts are backed in whole or in part by Freddie Mac securities. As discussed in “Note 6, Financial Guarantees,” the guaranty we provide to the commingled single-class resecuritization trust subjects us to additional credit risk to the extent that we are providing a guaranty for the timely payment of principal and interest on the underlying Freddie Mac securities that we have not previously guaranteed. Accordingly, securities issued by our commingled resecuritization trusts are not deemed to be substantially the same as the underlying collateral. We do not have any incremental rights or powers related to commingled single-class resecuritization trusts that would enable us to direct any activities of the underlying trust. As a result, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, our commingled single-class resecuritization trusts unless we have the unilateral right to dissolve the trust. We have this right when we hold 100% of the beneficial interests issued by the resecuritization trust. Therefore, we account for purchases and sales of these securities as the transfer of an investment security.
Multi-Class Resecuritization Trusts
Multi-class resecuritization trusts are trusts we create to issue multi-class Fannie Mae structured securities, including REMICs and SMBS, in which the cash flows of the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. We guarantee to each multi-class resecuritization trust that we will supplement amounts received by the trusts as required to permit timely guaranty payments on the related Fannie Mae structured securities. Since June 2019, these multi-class structured securities can be collateralized, directly or indirectly, by securities issued by Fannie Mae, Freddie Mac or a combination of both.
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
Since June 2019, we may include UMBS, Supers and other structured securities that are either issued or backed by securities issued by Freddie Mac in our resecuritization trusts.
As a result, we adopted a consolidation threshold for multi-class resecuritization trusts that is based on our ability to unilaterally dissolve the resecuritization trust. This ability exists only when we hold 100% of the outstanding beneficial interests issued by the resecuritization trust. This change in the consolidation threshold was applied prospectively upon the introduction of UMBS in the second quarter of 2019 and prior-period amounts were not recast. Prior to the introduction of UMBS, we consolidated multi-class resecuritization trusts when we held a substantial portion of the

Fannie Mae (In conservatorship) 2020 Form 10-K	F-15

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
outstanding beneficial interests issued by the trust. Our adoption of the updated consolidation threshold did not have a material impact on our consolidated financial statements.
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
Investments in Securities
Securities Classified as Trading or Available-for-Sale (“AFS”)
We classify and account for our securities as either trading or available-for-sale (“AFS”). We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. We include interest and dividends on securities in our consolidated statements of operations and comprehensive income. Interest

Fannie Mae (In conservatorship) 2020 Form 10-K	F-16

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in accumulated other comprehensive income, net of income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains, net” in our consolidated statements of operations and comprehensive income. As of December 31, 2020, we did not have any securities classified as held-to-maturity.
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
Impairment of Available-for-Sale Debt Securities
An AFS debt security is impaired if the fair value of the investment is less than its amortized cost basis. In these circumstances, we separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize as an allowance in “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income, and the amount related to all other factors, which we recognize in “Total other comprehensive loss,” net of taxes, in our consolidated statements of operations and comprehensive income. Credit losses are evaluated on an individual security basis and are limited to the difference between the fair value of the debt security and its amortized cost basis. If we intend to sell a debt security or it is more likely than not that we will be required to sell the debt security before recovery, any allowance for credit losses on the debt security is reversed and the amortized cost basis of the debt security is written down to its fair value through “Investment gains, net.”
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
In the event that we reclassify a performing loan from HFI to HFS, based upon a change in our intent, the allowance for loan losses previously recorded on the HFI mortgage loan is reversed through “Benefit (provision) for credit losses” at the time of reclassification. The mortgage loan is reclassified into HFS at its amortized cost basis and a valuation allowance is established to the extent that the amortized cost basis of the loan exceeds its fair value. The initial recognition of the valuation allowance and any subsequent changes are recorded as a gain or loss in “Investment gains, net.”

Fannie Mae (In conservatorship) 2020 Form 10-K	F-17

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Loans Held for Investment
When we acquire mortgage loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as HFI. When we consolidate a securitization trust, we recognize the loans underlying the trust in our consolidated balance sheets. The trusts do not have the ability to sell mortgage loans and the use of such loans is limited exclusively to the settlement of obligations of the trusts. Therefore, mortgage loans acquired when we have the intent to securitize via consolidated trusts are generally classified as HFI in our consolidated balance sheets both prior to and subsequent to their securitization.
We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and allowance for loan losses. We define the amortized cost of HFI loans as unpaid principal balance and accrued interest receivable, net, including any unamortized premiums, discounts, and other cost basis adjustments. For purposes of our consolidated balance sheets, we present accrued interest receivable separately from the amortized cost of our loans held for investment. We recognize interest income on HFI loans on an accrual basis using the effective yield method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.
Nonaccrual Loans
For loans that were current as of March 1, 2020 and subsequently became delinquent or entered into forbearance during the COVID-19 pandemic, see the changes to our application of our nonaccrual guidance in the section on “New Accounting Guidance” below.
For loans not subject to the COVID-19-related nonaccrual guidance, we discontinue accruing interest on loans when we believe collectability of principal and interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected on loans is reversed through interest income at the date a loan is placed on nonaccrual status. For single-family loans on nonaccrual status, we recognize income when cash payments are received. We return a non-modified single-family loan to accrual status at the point that the borrower brings the loan current. We return a modified single-family loan to accrual status at the point that the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. As of January 1, 2020, we place a multifamily loan on nonaccrual status when the loan becomes two months or more past due according to its contractual terms unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured. For multifamily loans on nonaccrual status, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan. Activity related to the multifamily nonaccrual policy has been immaterial historically. Single-family and multifamily loans are reported past due if a full payment of principal and interest is not received within one month of its due date.
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
We also engage in other loss mitigation activities with troubled borrowers, which include repayment plans, forbearance arrangements, and modifications that are limited to the capitalization only of past due amounts (i.e., payment deferrals). For all of these activities, we consider the deferral or capitalization of three or fewer missed payments to represent only

Fannie Mae (In conservatorship) 2020 Form 10-K	F-18

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
an insignificant delay, and thus not a TDR. If we defer or capitalize more than three missed payments either through a legal or informal modification, the delay is no longer considered insignificant, and the restructuring is accounted for as a TDR. Our current TDR accounting described herein is temporarily impacted by our election to account for certain eligible loss mitigation activities under the relief granted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). See the section below on “New Accounting Guidance” for more information on the impact of the CARES Act.
We measure impairment of a loan restructured in a TDR based on the excess of the amortized cost in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Costs incurred to complete a TDR are expensed as incurred. However, when foreclosure is probable, we measure impairment based on the difference between our amortized cost in the loan and the fair value of the underlying property, adjusted for the estimated costs to sell the property and estimated insurance or other proceeds we expect to receive.
Allowance for Loan Losses
The Current Expected Credit Loss Standard
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” in June 2016, which was later amended by ASU 2019-04, ASU 2019-05 and ASU 2019-11. These ASUs (the “CECL standard”) replaced the incurred loss impairment methodology for loans that are collectively evaluated for impairment with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable forecast information to develop a lifetime credit loss estimate. The CECL standard also requires credit losses related to AFS debt securities to be recorded through an allowance for credit losses. Our adoption of this standard on January 1, 2020 did not have a material impact on our portfolio of AFS debt securities.
The CECL standard became effective for our fiscal year beginning January 1, 2020. We have changed our accounting policies as described below and implemented system, model and process changes to adopt the standard. Upon adoption, we used a discounted cash flow method to measure expected credit losses on our single-family mortgage loans and an undiscounted loss method to measure expected credit losses on our multifamily mortgage loans. The models used to estimate credit losses incorporated our historical credit loss experience, adjusted for current economic forecasts and the current credit profile of our loan book of business. The models used reasonable and supportable forecasts for key economic drivers, such as home prices (single-family), rental income (multifamily) and capitalization rates (multifamily).
Allowance for Loan Losses
Our allowance for loan losses is a valuation account that is deducted from the amortized cost basis of HFI loans to present the net amount expected to be collected on the loans. The allowance for loan losses reflects an estimate of expected credit losses on single-family and multifamily HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. Estimates of credit losses are based on expected cash flows derived from internal models that estimate loan performance under simulated ranges of economic environments. Our modeled loan performance is based on our historical experience of loans with similar risk characteristics, adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our credit loss estimates capture the possibility of remote events that could result in credit losses on loans that are considered low risk. The allowance for loan losses does not consider benefits from freestanding credit enhancements, such as our CAS and CIRT programs and multifamily DUS lender risk-sharing arrangements, which are recorded in “Other assets” in our consolidated balance sheets. For loans that were current as of March 1, 2020 and subsequently became delinquent or entered into forbearance during the COVID-19 pandemic, see changes to our allowance for loan losses in the section on “New Accounting Guidance” below. For loans not subject to the COVID-19 related guidance, we have elected not to measure an allowance for credit losses on accrued interest receivable balances as we have a nonaccrual policy to ensure the timely reversal of unpaid accrued interest. See “Note 4, Allowance for Loan Losses” for additional information about our current-period provision for loan losses, including a discussion of the estimates used in measuring the impact of the COVID-19 pandemic on our allowance.
Changes to our estimate of expected credit losses, including changes due to the passage of time, are recorded through the benefit (provision) for credit losses. When calculating our allowance for loan losses, we consider only our amortized cost in the loans at the balance sheet date. We record write-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record write-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible, upon the transfer of a nonperforming loan from HFI to HFS and pursuant to the write-off provisions of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”).

Fannie Mae (In conservatorship) 2020 Form 10-K	F-19

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
The excess of a loan’s unpaid principal balance, accrued interest and any applicable cost basis adjustments (“our total exposure”) over the fair value of the assets is treated as a write-off loss that is deducted from the allowance for loan losses. We include expected recoveries of amounts previously written off and expected to be written off in determining our allowance for loan losses.
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
Expected cash flows are developed using internal models that capture market and loan characteristic inputs. Market inputs include information such as actual and forecasted home prices, interest rates, volatility and spreads, while loan characteristic inputs include information such as mark-to-market loan-to-value (“LTV”) ratios, delinquency status, geography and borrower FICO credit scores. The model assigns a probability to borrower events including contractual payment, loan payoff and default under various economic environments based on historical data, current conditions and reasonable and supportable forecasts.
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
Expected cash flows on the loan are discounted at the effective interest rate on the loan, adjusted for expected prepayments. For single-family loans that have not been modified in a TDR, the discount rate is updated each reporting period to reflect changes in expected prepayments. Expected cash flows do not include expected extensions of the contractual term unless such extension is the result of a reasonably expected TDR.
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
Multifamily Loans
Our allowance for loan losses on multifamily loans is calculated based on estimated probabilities of default and loss severities to derive expected loss ratios, which are then applied to the amortized cost basis of the loans. Our probabilities of default and severity are estimated using internal models based on historical loss experience of loans with similar risk characteristics that affect credit performance, such as debt service coverage ratio (“DSCR”), mark-to-market LTV ratio, collateral type, age, loan size, geography, prepayment penalty term and note type. Our models simulate a range of possible future economic scenarios, which are used to estimate probabilities of default and loss severities. Key inputs to our models include rental income, which drives expected DSCRs for our loans, and capitalization rates, which project future property values. Our reasonable and supportable forecasts for multifamily rental income and capitalization rates, which are projected based on Metropolitan Statistical Area data, extend through the contractual maturity of the loans. For TDRs, we use a discounted cash flow approach to estimate expected credit losses.
When foreclosure of a multifamily loan is probable, the allowance for loan losses is calculated as the difference between the amortized cost basis of the loan and the fair value of the collateral as of the reporting date, adjusted for the estimated costs to sell the property.
Allowance for Loan Losses Prior to the Adoption of the CECL Standard
For periods prior to the adoption of the CECL standard, we maintained an allowance for loan losses for loans classified as held for investment, including both loans held in our portfolio and loans held in consolidated Fannie Mae MBS trusts.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-20

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
This amount was calculated to represent probable losses incurred related to loans in our consolidated balance sheets, including concessions granted to borrowers upon modifications of their loans, as of the balance sheet date. The allowance for loan losses was a valuation allowance that reflected an estimate of incurred credit losses related to our loans held for investment. Our allowance for loan losses consisted of a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans.
We established a specific single-family loss reserve for individually impaired loans, which included loans we restructured as TDRs. The single-family loss reserve for individually impaired loans represented the majority of our single-family loss reserves due to the high volume of restructured loans. We typically measured impairment based on the difference between our amortized cost (previously referred to as recorded investment) in the loan and the present value of the estimated cash flows we expected to receive, which we calculated using the effective interest rate of the original loan or the effective interest rate at acquisition for an acquired credit-impaired loan. However, when foreclosure was probable on an individually impaired loan, we measured impairment based on the difference between our amortized costs in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expected to receive. When a loan was restructured or modified, we measured impairment using a cash flow analysis discounted at the loan’s original effective interest rate.
We established a collective single-family loss reserve for all other single-family loans in our single-family guaranty book of business using a model that estimated the probability of default on these loans to derive a loss reserve estimate given multiple factors, such as origination year, mark-to-market LTV ratio, delinquency status and loan product type. The loss severity estimates we used in determining our loss reserves reflected current available information on actual events and conditions as of each balance sheet date, including current home prices. Our loss severity estimates did not incorporate assumptions about future changes in home prices. We did, however, use recent regional historical sales and appraisal information, including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories.
We established a collective multifamily loss reserve for all loans in our multifamily guaranty book of business that were not individually impaired using an internal model that applied loss factors to loans in similar risk categories. Our loss factors were developed based on our historical default and loss severity experience. Management could also apply judgment to adjust the loss factors derived from our models, taking into consideration model imprecision and specific known events, such as current credit conditions, that could affect the credit quality of our multifamily loan portfolio but were not yet reflected in our model-generated loss factors.
We established a specific multifamily loss reserve for multifamily loans that we determined were individually impaired. We identified multifamily loans for evaluation for impairment through a credit risk assessment process. As part of this assessment process, we stratified multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan and management judgment. We categorized loan credit risk, taking into consideration available operating statements and expected cash flows from the underlying property, the estimated value of the property, the historical loan payment experience and current relevant market conditions that could impact credit quality. If we concluded that a multifamily loan was impaired, we measured the impairment based on the difference between our amortized cost in the loan and the fair value of the underlying property less the estimated discounted costs to sell the property and any lender loss sharing or other proceeds we expected to receive. When a multifamily loan was deemed individually impaired because we had modified it, we measured the impairment based on the difference between our amortized cost in the loan and the present value of expected cash flows discounted at the loan’s original interest rate unless foreclosure was probable, in which case we measured impairment the same way we measured it for other individually impaired multifamily loans.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-21

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Acquired Property, Net
We recognize foreclosed property (i.e., “Acquired property, net”) upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our amortized cost in the loan over the fair value less estimated costs to sell the property as a write-off to the “Allowance for loan losses” in our consolidated balance sheets. Any excess of the fair value less estimated costs to sell the property over our amortized cost in the loan is recognized first to recover any previously written-off amounts, then to recover any forgone, contractually due interest, and lastly to “Foreclosed property expense” in our consolidated statements of operations and comprehensive income.
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
Commitments to Purchase and Sell Mortgage Loans and Securities
We enter into commitments to purchase and sell mortgage-backed securities and to purchase single-family and multifamily mortgage loans. Certain commitments to purchase or sell mortgage-backed securities and to purchase single-family mortgage loans are accounted for as derivatives. Our commitments to purchase multifamily loans are not accounted for as derivatives because they do not meet the criteria for net settlement.
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
Additionally, contracts for the forward purchase or sale of when-issued and to-be-announced (“TBA”) securities are exempt from the derivative accounting requirements if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Since our commitments for the purchase of when-issued and TBA securities can be net settled and we do not document that physical settlement is probable, we account for all such commitments as derivatives.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-22

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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-23

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
Income Taxes
We recognize deferred tax assets and liabilities based on the differences in the book and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates that are applicable to the period(s) that the differences are expected to reverse. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates in the period of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. We invest in LIHTC projects and elect the proportional amortization method for the associated tax credits. We amortize the cost of a LIHTC investment each reporting period in proportion to the tax credits and other tax benefits received. We recognize the resulting amortization as a component of the “provision for federal income taxes” in our consolidated statements of operations and comprehensive income.
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
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income (loss) attributable to common stockholders excludes amounts attributable to the senior preferred stock, which increase the liquidation preference as described above in “Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant.” Weighted average common shares includes 4.7 billion shares for the year ended December 31, 2020, and 4.6 billion shares for the years ended December 31, 2019 and 2018, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2020, 2019 and 2018, respectively.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted-average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted-average shares outstanding includes 26 million shares of convertible preferred stock for the year ended December 31, 2020 and 131 million shares of convertible preferred stock for the years ended December 31, 2019 and 2018, respectively. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an anti-dilutive effect.
New Accounting Guidance
The CARES Act and Interagency Regulatory Guidance
The Coronavirus Aid, Relief, and Economic Security Act, referred to as the CARES Act, which was enacted in March 2020, provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. In December of 2020, the temporary relief provided by the CARES Act was extended pursuant to the Consolidated Appropriations Act of 2021. The CARES Act as extended provides that a financial institution may elect to suspend the TDR requirements under GAAP for loan modifications related to the COVID-19 pandemic that occur between March 1, 2020 through the earlier of January 1, 2022 or 60 days after the date on which the COVID-19 national emergency terminates (the “Applicable Period”), as long as the loan was not more than 30 days delinquent as of December 31, 2019. Loan modifications as defined by the CARES Act include forbearance

Fannie Mae (In conservatorship) 2020 Form 10-K	F-24

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
arrangements, repayment plans, interest rate modifications and any similar arrangements that defer or delay the payment of principal or interest.
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
In addition to the CARES Act, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, National Credit Union Administration, Office of the Comptroller of the Currency, Consumer Financial Protection Bureau and the State Banking Regulators (collectively, the “Banking Agencies”) issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) in April 2020. The Interagency Statement primarily provides incremental guidance related to the nonaccrual of interest income. It indicates that financial institutions may continue to accrue interest income on loans that are granted short-term payment delays, such as forbearance, if the delay is in response to COVID-19 and the loan was less than 30 days past due at the time the delay was granted.
Pursuant to the Interagency Statement, we continue to recognize interest income at the current contractual yield for up to six months of delinquency on loans that were current at March 1, 2020 and have been negatively impacted by COVID-19. For loans that are in a forbearance arrangement beyond six months of delinquency, we continue to accrue interest income provided collection of principal and interest continues to be reasonably assured.
Our evaluation of whether the collection of principal and interest is reasonably assured considers the probability of default, the current value of the collateral and any proceeds that are expected from contractually attached mortgage insurance. Once the forbearance period has ended, we will also consider the extent to which the borrower and the servicer have agreed to any of the loss mitigation options that are available. Multifamily loans that are in a forbearance arrangement are placed on nonaccrual status when the borrower is six months past due unless the loan is both well secured and in the process of collection.
Loans that have been placed on nonaccrual status are returned to accrual status when the loan is brought current through borrower reperformance. A single-family loan may also be returned to accrual status when the loan is brought current through a modification of the loan or a payment deferral. Multifamily loans that have been placed in a repayment plan or that have been brought current through a modification are returned to accrual status once the borrower has made six consecutive contractual payments under the terms of the repayment plan or the modified loan.
For loans in a forbearance arrangement that are placed on nonaccrual status, cash payments for interest are applied as a reduction of accrued interest receivable until the receivable has been reduced to zero, and then recognized as interest income.
If a loan is modified, any capitalized interest that has not been previously recognized as interest income is recorded as a discount to the loan and amortized over the life of the loan.
For loans that have been negatively impacted by COVID-19, we establish a valuation allowance for expected credit losses on the accrued interest receivable balance applying the process that we have established for both single-family and multifamily loans. The credit expense related to this valuation allowance is classified as a component of the provision for credit losses. Accrued interest receivable is written off when the amount is deemed to be uncollectible, in accordance with our write-off policy for mortgage loans. Loans that are in active forbearance plans are not evaluated for write-off.
As a result of this update to our application of our nonaccrual policy for loans negatively impacted by COVID-19, we recognized $2.8 billion in interest income in 2020. We also recognized $216 million of provision for loan losses on the related accrued interest receivable in 2020.
Adoption of the CECL Standard
As described above, the CECL standard became effective for our fiscal year beginning January 1, 2020. The adoption of the standard on January 1, 2020 reduced our retained earnings by $1.1 billion on an after-tax basis. The adoption of this guidance increased our overall credit loss reserves primarily as the result of an increase in our single-family loan loss reserves that were previously evaluated on a collective basis for impairment. This increase was partially offset by a decrease in estimated credit losses on loans that were previously considered individually impaired (our TDRs).
The increase in our single-family and multifamily loan loss reserves that were previously evaluated on a collective basis was primarily driven by the migration from an incurred-loss approach, which allowed us to consider only default events and economic conditions that already existed as of each financial reporting date, to an estimate that incorporates both

Fannie Mae (In conservatorship) 2020 Form 10-K	F-25

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
expected default events over the expected life of each mortgage loan and a forecast of key inputs, such as home price (single-family) or rental income (multifamily), in different economic environments over a reasonable and supportable period. The increase in loss reserves for the single-family portion of our book was low relative to its size due to the credit quality of these loans and because, as of the date of adoption, our current model forecasted home price growth.
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
For a discussion of the current-period measurement of our allowance for loan losses under the CECL standard, including the expected impact of the COVID-19 pandemic, see “Note 4, Allowance for Loan Losses.”
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional temporary relief to ease the potential burden of transitioning away from LIBOR and other discontinued interest rates. Specifically, ASU 2020-04 provides optional practical expedients and exceptions under GAAP related to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. Qualifying for the accounting relief provided by ASU 2020-04 is subject to meeting certain criteria and is generally only available to contract modifications made and hedging relationships entered into or evaluated prospectively from March 12, 2020 through December 31, 2022.
In May 2020, we modified trust agreements governing our Fannie Mae REMIC and other multi-class transactions issued prior to July 2013 that are backed by floating rate or reverse floating rate securities to include fallback provisions in order to ease the potential burden of transitioning away from LIBOR. The update to the fallback language in the Omnibus Trust Supplement qualified for the accounting relief provided by ASU 2020-04, and we accounted for the update as a modification to the existing agreements. The impact of the May 2020 agreement modifications governing Fannie Mae REMIC and multi-class transactions issued prior to July 2013 was not material to Fannie Mae. We had no hedge accounting relationships between March 12, 2020 and December 31, 2020. We will continue to evaluate ASU 2020-04 to determine the timing and extent to which we will apply the provided accounting relief.
On January 7, 2021, the FASB issued ASU 2021-01, an update to ASU 2020-04, which clarifies the scope of the optional relief for reference rate reform provided by ASC Topic 848. The ASU permits entities to apply certain of the optional practical expedients and exceptions in ASC 848 to the accounting for derivative contracts and hedging activities that may be affected by changes in interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest (the “discounting transition”). These optional practical expedients and exceptions may be applied to derivative instruments impacted by the discounting transition even if such instruments do not reference a rate that is expected to be discontinued. The ASU is effective immediately and an entity may elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The adoption of this ASU is not expected to have a material impact on our financial statements.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-26

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets
2.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be VIEs. The primary types of entities are:
•securitization and resecuritization trusts, guaranteed by us via lender swap transactions;
•portfolio securitization transactions;
•commingled resecuritization trusts;
•mortgage-backed trusts that were not created by us;
•housing partnerships that are established to finance the acquisition, construction, development or rehabilitation of affordable multifamily and single-family housing; and
•certain credit risk transfer transactions.
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
In our structured securitization transactions, we earn fees for assisting lenders and dealers with the design and issuance of structured mortgage-related securities, referred to as “second-level securities.” In contrast to first-level securities, the trust assets can include both Fannie Mae securities and Freddie Mac securities as the underlying collateral. These structured securities include Fannie Megas® and Supers®, which are single-class resecuritizations, as well as REMICs and SMBS, which are multi-class resecuritizations, and separate the cash flows from underlying assets into separately tradable interests. When we issue a structured security backed in whole or in part by Freddie Mac securities, we provide a new and separate guaranty of principal and interest on the newly-formed structured security. If Freddie Mac were to fail to make a payment due on its securities underlying a Fannie Mae-issued structured security, we would be obligated under our guaranty to fund any shortfall. To the extent that the trust assets are Fannie Mae securities, the trust has permitted activities that are similar to those for our lender swap and portfolio securitization transactions. Additionally, we may retain or purchase a portion of the securities issued by each trust.
We also hold investments in mortgage-backed securities that have been issued via private-label trusts. These trusts are structured to provide investors with a beneficial interest in a pool of receivables or other financial assets, typically mortgage loans. The trusts act as vehicles to allow loan originators to securitize assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. The originators of the financial assets or the underwriters of the transaction create the trusts and typically own the residual interest in the trusts’ assets. Our involvement in these entities is typically limited to the amortized cost in the beneficial interests that we have purchased.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-27

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets
Limited Partnerships
We invest in various limited partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to increase the supply of affordable housing in the United States and to serve communities in need. In addition, our investments in LIHTC partnerships generate both tax credits and net operating losses that may reduce our federal income tax liability. Our LIHTC investments primarily represent limited partnership interests in entities that have been organized by a fund manager who acts as the general partner. These fund investments seek out equity investments in LIHTC operating partnerships that have been established to identify, develop and operate multifamily housing that is leased to qualifying residential tenants.
SPVs Associated with Our Credit Risk Transfer Programs
We transfer mortgage credit risk to investors through Connecticut Avenue Securities (“CAS”) REMIC and CAS credit-linked note (“CLN”) trusts. In October 2019, we issued our first Multifamily Connecticut Avenue Securities (“MCAS”) transaction, which is a CAS CLN, and in December 2019, we issued our first single-family CAS CLN. The structure of CAS CLNs is similar to CAS REMICs; however, CAS CLNs allow us to transfer risk on reference pools containing seasoned loans. Since the REMIC election was not made on the loans in the reference pools at the time of acquisition, these trusts do not qualify as REMICs. Each CAS trust is a separate legal entity which issues notes that are fully collateralized by amounts deposited into a collateral account held by the CAS trust. To the extent that collateral held by the CAS trust and the earnings thereon are insufficient relative to the payments due to holders of the CAS notes, we may be required to make payments to the CAS trust. The CAS trusts qualify as VIEs. We do not have the power to direct significant activities of the CAS trusts while the CAS notes are outstanding, and, therefore, we do not consolidate CAS trusts.
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
We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. We did not consolidate any VIEs that were not already consolidated as of December 31, 2019. However, as of December 31, 2020, we deconsolidated certain VIEs that were consolidated and had combined total assets of $1.2 billion in unpaid principal balance as of December 31, 2019. The majority of this activity related to the deconsolidation of multi-class resecuritization trusts containing consolidated Fannie Mae MBS. This resulted in the recognition of MBS debt outstanding and the fair value of our retained interests as securities in our consolidated balance sheets.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the years ended December 31, 2020, 2019 and 2018, the unpaid principal balance of portfolio securitizations was $745.2 billion, $278.6 billion and $228.4 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of December 31, 2020, the unpaid principal balance of retained interests was $1.7 billion and its related fair value was $2.9 billion. The unpaid principal balance of retained interests was $2.9 billion and its related fair value was $4.0 billion as of December 31, 2019. For the years ended December 31, 2020, 2019 and 2018, the principal, interest and other fees received on retained interests was $700 million, $595 million and $585 million, respectively.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-28

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
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $666 million for year ended December 31, 2020. There were no proceeds from the initial sale of securities from portfolio securitizations for years ended December 31, 2019 and 2018, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our consolidated financial statements.
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

	As of December 31,
	2020	2019
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$1,611	$2,543
Non-Fannie Mae	3,608	5,100
Total trading securities	5,219	7,643
Available-for-sale securities:
Fannie Mae	1,168	1,524
Non-Fannie Mae	318	574
Total available-for-sale securities	1,486	2,098
Other assets	41	56
Other liabilities	(67)	(78)
Net carrying amount	$6,679	$9,719
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
Fannie Mae commingled resecuritization trusts are backed in whole or in part by Freddie Mac securities. The guaranty that we provide to these commingled resecuritization trusts may increase our exposure to loss to the extent that we are providing a guaranty for the timely payment and interest on the underlying Freddie Mac securities that we have not previously guaranteed. Our maximum exposure to loss for these unconsolidated trusts is measured by the amount of Freddie Mac securities that are held in these resecuritization trusts. Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $146 billion and $62 billion as of December 31, 2020 and 2019, respectively.
Our total exposure as of December 31, 2019 to Freddie Mac securities backing Fannie Mae-issued REMICs may have been lower than the amount disclosed because a portion of the Freddie Mac securities backing these Fannie Mae-issued REMICs may have been backed by Fannie Mae MBS. To the extent that these Freddie Mac securities are backed by Fannie Mae MBS, our guarantee to the resecuritization trust does not subject us to any additional exposure to credit risk. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $180 billion and $130 billion as of December 31, 2020 and 2019, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of LIHTC, community investments and other entities, was $126 million and the related net carrying value was $121 million

Fannie Mae (In conservatorship) 2020 Form 10-K	F-29

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets
as of December 31, 2020. As of December 31, 2019, the maximum exposure to loss was $98 million and the related net carrying value was $79 million. The total assets of these limited partnership investments were $2.6 billion and $2.0 billion as of December 31, 2020 and 2019, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the CAS and MCAS SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $11.4 billion and $9.5 billion as of December 31, 2020 and 2019, respectively. The total assets related to these unconsolidated SPVs were $11.4 billion and $9.5 billion as of December 31, 2020 and 2019, respectively.
The unpaid principal balance of our multifamily loan portfolio was $373.7 billion as of December 31, 2020. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable, net. For purposes of our consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
For purposes of the single-family mortgage loan disclosures below, we display loans by class of financing receivable type. In the current period, we revised the financing receivable classes used for disclosure to consist of: “20- and 30-year or more, amortizing fixed-rate,” “15-year or less, amortizing fixed-rate,” “Adjustable-rate” and “Other.” The “Other” class primarily consists of reverse mortgage loans, interest-only loans, negative-amortizing loans and second liens. We believe the revised classifications are more aligned with how we assess and manage the credit risk of our loans. We have revised the presentation of certain loan disclosures for prior periods to conform with the revised current-period classes of financing receivables.
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of December 31,
	2020	2019
	(Dollars in millions)
Single-family	$3,216,146	$2,972,361
Multifamily	373,722	327,593
Total unpaid principal balance of mortgage loans	3,589,868	3,299,954
Cost basis and fair value adjustments, net	74,576	43,224
Allowance for loan losses for HFI loans	(10,552)	(9,016)
Total mortgage loans(1)	$3,653,892	$3,334,162
(1)Excludes $9.8 billion and $8.4 billion of accrued interest receivable, net of allowance as of December 31, 2020 and 2019, respectively.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-30

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables display information about our redesignation of loans, and the sales of mortgage loans during the period.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Single family loans redesignated from HFI to HFS:
Amortized cost	$8,309	$18,245	$23,494
Lower of cost or fair value adjustment at time of redesignation(1)	(291)	(995)	(1,478)
Allowance reversed at time of redesignation	963	2,484	3,385

Single family loans redesignated from HFS to HFI:
Amortized cost	$144	$28	$46
Allowance established at time of redesignation	(15)	(1)	(2)

Single-family loans sold:
Unpaid principal balance	$9,519	$19,737	$21,918
Realized gains, net	831	1,238	444
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $5.0 billion and $7.6 billion as of December 31, 2020 and 2019, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose. In addition, in response to the COVID-19 pandemic, we have prohibited our servicers from completing foreclosures on our single-family loans through March 31, 2021, except in the case of vacant or abandoned properties.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-31

Notes to Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.
Pursuant to the CARES Act, for purposes of reporting to the credit bureaus, servicers must report a borrower receiving a COVID-19-related payment accommodation during the covered period, such as a forbearance plan or loan modification, as current if the borrower was current prior to receiving the accommodation and the borrower makes all required payments in accordance with the accommodation. For purposes of our disclosures regarding delinquency status, we report loans receiving COVID-19-related payment forbearance as delinquent according to the contractual terms of the loan. The increase in loans classified as delinquent as of December 31, 2020 compared with December 31, 2019 was primarily attributable to the economic dislocation caused by the COVID-19 pandemic.

	As of December 31, 2020
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$24,928	$9,414	$88,276	$122,618	$2,619,585	$2,742,203	$68,526	$6,028
15-year or less, amortizing fixed-rate	1,987	601	5,028	7,616	449,443	457,059	4,292	240
Adjustable-rate	268	97	1,143	1,508	29,933	31,441	907	114
Other(2)	1,150	458	5,037	6,645	47,937	54,582	2,861	771
Total single-family	28,333	10,570	99,484	138,387	3,146,898	3,285,285	76,586	7,153
Multifamily(3)	1,140	N/A	3,688	4,828	372,598	377,426	610	302
Total	$29,473	$10,570	$103,172	$143,215	$3,519,496	$3,662,711	$77,196	$7,455

	As of December 31, 2019
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$26,882	$7,126	$13,082	$47,090	$2,470,457	$2,517,547	$28
15-year or less, amortizing fixed-rate	1,616	286	445	2,347	371,740	374,087	—
Adjustable-rate	412	85	167	664	44,244	44,908	—
Other(2)	2,323	829	1,891	5,043	64,726	69,769	136
Total single-family	31,233	8,326	15,585	55,144	2,951,167	3,006,311	164
Multifamily(3)	7	N/A	115	122	330,496	330,618	—
Total	$31,240	$8,326	$15,700	$55,266	$3,281,663	$3,336,929	$164
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
(2)Reverse mortgage loans included in “Other” are not aged due to their nature and are included in the current column.
(3)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-32

Notes to Consolidated Financial Statements | Mortgage Loans
Credit Quality Indicators
The following table displays the total amortized cost in our single-family HFI loans by class, year of origination and credit quality indicator, excluding loans for which we have elected the fair value option. The estimated mark-to-market LTV ratio is a primary factor we consider when estimating our allowance for loan losses for single-family loans. As LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.

	As of December 31, 2020, by Year of Origination(1)
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$794,156	$233,994	$135,849	$183,315	$221,172	$775,636	$2,344,122
Greater than 80% and less than or equal to 90%	157,500	85,227	23,440	5,270	1,592	5,958	278,987
Greater than 90% and less than or equal to 100%	109,743	4,186	820	250	124	1,994	117,117
Greater than 100%	28	7	28	77	81	1,756	1,977
Total 20 and 30-year or more, amortizing fixed-rate	1,061,427	323,414	160,137	188,912	222,969	785,344	2,742,203
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	181,418	41,374	15,768	31,497	46,088	132,596	448,741
Greater than 80% and less than or equal to 90%	6,105	811	35	14	8	20	6,993
Greater than 90% and less than or equal to 100%	1,274	9	3	4	3	10	1,303
Greater than 100%	—	—	3	3	3	13	22
Total 15-year or less, amortizing fixed-rate	188,797	42,194	15,809	31,518	46,102	132,639	457,059
Adjustable-rate:
Less than or equal to 80%	2,935	1,839	2,412	4,765	2,678	16,248	30,877
Greater than 80% and less than or equal to 90%	234	152	79	19	5	12	501
Greater than 90% and less than or equal to 100%	56	3	1	—	—	2	62
Greater than 100%	—	—	—	—	—	1	1
Total adjustable-rate	3,225	1,994	2,492	4,784	2,683	16,263	31,441
Other:
Less than or equal to 80%	—	41	328	811	1,028	36,216	38,424
Greater than 80% and less than or equal to 90%	—	2	20	43	30	1,298	1,393
Greater than 90% and less than or equal to 100%	—	2	8	16	10	602	638
Greater than 100%	—	—	4	8	9	631	652
Total other	—	45	360	878	1,077	38,747	41,107
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$978,509	$277,248	$154,357	$220,388	$270,966	$960,696	$2,862,164
Greater than 80% and less than or equal to 90%	163,839	86,192	23,574	5,346	1,635	7,288	287,874
Greater than 90% and less than or equal to 100%	111,073	4,200	832	270	137	2,608	119,120
Greater than 100%	28	7	35	88	93	2,401	2,652
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810

Fannie Mae (In conservatorship) 2020 Form 10-K	F-33

Notes to Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2019(1)
	20- and 30-Year or More, Amortizing Fixed-Rate	15-Year or Less, Amortizing Fixed-Rate	Adjustable-Rate	Other	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,145,018	$368,181	$43,415	$47,005	$2,603,619
Greater than 80% and less than or equal to 90%	237,623	4,556	1,275	2,872	246,326
Greater than 90% and less than or equal to 100%	130,152	1,284	215	1,398	133,049
Greater than 100%	4,754	66	3	1,365	6,188
Total	$2,517,547	$374,087	$44,908	$52,640	$2,989,182
(1)Excludes $13.5 billion and $17.1 billion as of December 31, 2020 and 2019, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
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

	As of December 31, 2020, by Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$71,977	$68,296	$62,087	$50,907	$43,174	$70,933	$367,374
Classified(2)	37	1,041	1,529	2,616	1,579	3,250	10,052
Total	$72,014	$69,337	$63,616	$53,523	$44,753	$74,183	$377,426

As of December 31, 2019
(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified(1)	$323,773
Classified(2)	6,845
Total	$330,618
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. We had loans with an amortized cost of less than $1 million classified as doubtful as of December 31, 2020, and loans with an amortized cost of $5 million classified as doubtful as of December 31, 2019.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-34

Notes to Consolidated Financial Statements | Mortgage Loans
Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify loans to certain borrowers who have received bankruptcy relief as TDRs. However, our current TDR accounting described herein is temporarily impacted by our election to account for certain eligible loss mitigation activities under the COVID-19 Relief granted pursuant to the CARES Act, as extended by the Consolidated Appropriations Act of 2021. See “Note 1, Summary of Significant Accounting Policies” for more information on the relief from TDR accounting and disclosure requirements.
The substantial majority of the loan modifications accounted for as a TDR result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 163 months, 162 months and 109 months for the years ended December 31, 2020, 2019 and 2018, respectively. The average interest rate reduction was 0.37, 0.13 and 0.21 percentage points for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table displays the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Year Ended December 31,
	2020		2019		2018
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed rate	29,938	$5,125	43,283	$7,140	79,397	$12,485
15-year or less, amortizing fixed rate	2,956	257	4,762	424	8,953	823
Adjustable-rate	467	72	813	123	844	129
Other	1,688	211	3,001	403	6,618	916
Total single-family	35,049	5,665	51,859	8,090	95,812	14,353
Multifamily	—	—	11	56	14	74
Total TDRs	35,049	$5,665	51,870	$8,146	95,826	$14,427

Fannie Mae (In conservatorship) 2020 Form 10-K	F-35

Notes to Consolidated Financial Statements | Mortgage Loans
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

	For the Year Ended December 31,
	2020		2019		2018
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed rate	14,127	$2,578	15,189	$2,366	18,344	$2,675
15-year or less, amortizing fixed rate	148	10	594	45	206	15
Adjustable-rate	16	2	91	14	63	8
Other	1,291	208	1,975	315	3,129	523
Total single-family	15,582	2,798	17,849	2,740	21,742	3,221
Multifamily	4	16	2	18	2	3
Total TDRs that subsequently defaulted	15,586	$2,814	17,851	$2,758	21,744	$3,224

Nonaccrual Loans
The table below displays the forgone interest and the accrued interest receivable written off through the reversal of interest income for nonaccrual loans. For updates to our application of our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic, see “Note 1, Summary of Significant Accounting Policies.”

For the Year Ended December 31, 2020
(Dollars in millions)
Single-family:
Interest income forgone(1)	$739
Accrued interest receivable written off through the reversal of interest income	206

Multifamily:
Interest income forgone(1)	$19
Accrued interest receivable written off through the reversal of interest income	19
(1)For loans on nonaccrual status held as of period end, represents the amount of interest income we did not recognize but would have recognized if the loans had performed in accordance with their original contractual terms.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-36

Notes to Consolidated Financial Statements | Mortgage Loans
The table below includes the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of December 31,		For the Year Ended December 31, 2020
	2020	2019
	Amortized Cost		Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,907	$23,427	$461
15-year or less, amortizing fixed-rate	853	858	15
Adjustable-rate	270	288	5
Other	2,475	2,973	43
Total single-family	26,505	27,546	524
Multifamily	2,069	435	59
Total nonaccrual loans	$28,574	$27,981	$583
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-37

Notes to Consolidated Financial Statements | Mortgage Loans
Individually Impaired Loans
Prior to the adoption of the CECL standard, we recorded a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans. Individually impaired loans include TDRs, acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest, excluding loans classified as HFS and loans for which we have elected the fair value option. The following tables display the unpaid principal balance, total amortized cost and related allowance for loan losses as of December 31, 2019 and average amortized cost, total interest income recognized and interest income recognized on a cash basis for individually impaired loans for the years ended December 31, 2019 and 2018.

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
(1)The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.
(2)Includes single-family loans restructured in a TDR with an amortized cost of $96.9 billion as of December 31, 2019. Includes multifamily loans restructured in a TDR with an amortized cost of $102 million as of December 31, 2019.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-38

Notes to Consolidated Financial Statements | Mortgage Loans

	For the Year Ended December 31,
	2019			2018
	Average Amortized Cost	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Amortized Cost	Total Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
20- and 30-year or more, amortizing fixed-rate	$69,731	$2,908	$260	$83,498	$3,463	$372
15-year or less, amortizing fixed-rate	1,176	40	3	1,410	53	8
Adjustable-rate	141	6	1	154	6	1
Other	17,125	705	51	25,170	1,039	76
Total single-family	88,173	3,659	315	110,232	4,561	457
Multifamily	287	7	—	235	3	—
Total individually impaired loans with related allowance recorded	88,460	3,666	315	110,467	4,564	457
With no related allowance recorded:(1)
Single-family:
20- and 30-year or more, amortizing fixed-rate	15,569	977	143	14,347	938	113
15-year or less, amortizing fixed-rate	339	15	4	192	10	4
Adjustable-rate	331	15	2	466	19	2
Other	2,836	212	20	3,489	278	22
Total single-family	19,075	1,219	169	18,494	1,245	141
Multifamily	375	31	—	336	14	—
Total individually impaired loans with no related allowance recorded	19,450	1,250	169	18,830	1,259	141
Total individually impaired loans	$107,910	$4,916	$484	$129,297	$5,823	$598
(1)The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-39

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
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses, including the transition impact of adopting the CECL standard. The provision for loan losses excludes provision for accrued interest receivable losses, guaranty loss reserves and credit losses on AFS debt securities. Cumulatively, these expenses are recognized as “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income.

For the Year Ended December 31,
2020
(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(8,759)
Transition impact of the adoption of the CECL standard	(1,229)
Benefit for loan losses	127
Write-offs	457
Recoveries	(93)
Other	153
Ending Balance	$(9,344)
Multifamily allowance for loan losses:
Beginning balance	$(257)
Transition impact of the adoption of the CECL standard	(493)
Provision for loan losses	(593)
Write-offs	136
Recoveries	(1)
Ending Balance	$(1,208)
Total allowance for loan losses:
Beginning balance	$(9,016)
Transition impact of the adoption of the CECL standard	(1,722)
Provision for loan losses	(466)
Write-offs	593
Recoveries	(94)
Other	153
Ending Balance	$(10,552)

Fannie Mae (In conservatorship) 2020 Form 10-K	F-40

Notes to Consolidated Financial Statements | Allowance for Loan Losses
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
The primary factors that contributed to our single-family benefit for loan losses in 2020 were:
•Benefit from actual and expected home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020. However, the negative impact from the first quarter of 2020 was more than offset by a robust increase in actual home price growth through the remainder of 2020 despite the COVID-19 pandemic. In addition, we also expect more moderate home price growth for 2021. Higher home prices decrease the likelihood that loans will default and decrease the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately decreases our loss reserves and provision for loan losses.
•Benefit from lower actual and projected interest rates. For much of 2020, we continued to be in a historically low interest rate environment, which we expect to continue in 2021. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for loan losses.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. In the third quarter of 2020, we resumed sales of reperforming loans after our suspension of new loan sales in the second quarter of 2020. As a result, we redesignated certain reperforming single-family loans from HFI to HFS in the second half of 2020, as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a benefit.
These benefits were substantially offset by the impact of the COVID-19 pandemic, including increased delinquencies, as described below, which resulted in a net benefit for the year.
•Provision from changes in actual and expected loan delinquencies and change in assumptions regarding COVID-19 forbearance, which includes adjustments to modeled results. The economic dislocation caused by the COVID-19 pandemic was a significant driver of credit-related expenses during 2020, with the majority of the impact recognized in the first quarter of 2020. Estimating expected loan losses as a result of the COVID-19 pandemic continues to require significant management judgment regarding a number of matters, including our expectations surrounding the length of time that loans remain in forbearance and the type and extent of loss mitigation that may be needed when loans exit a COVID-19-related forbearance, political uncertainty and the high degree of uncertainty regarding the future course of the pandemic, including new strains of the virus and its effect on the economy. As a result, we believe the model used to estimate single-family loan losses does not capture the entirety of losses we expect to incur relating to COVID-19. Accordingly, management used its judgment to significantly increase the loss projections developed by our credit loss model in the first quarter of 2020. The model has consumed data from the initial quarters of the pandemic, including loan delinquencies, and updated credit profile data for loans in forbearance. As more of this data was consumed by our credit loss model throughout the year, we have reduced the non-modeled adjustment initially recorded in the first quarter of 2020.
Management continued to apply its judgment and supplement model results as of December 31, 2020, taking into account the continued high degree of uncertainty regarding the future impact of the pandemic and its effect on the economy. In determining our allowance for loan losses as of December 31, 2020, we revised downward our estimate of the amount of single-family borrowers who would ultimately receive forbearance due to a COVID-19-related financial hardship from our March 31, 2020 estimate based on recent economic data and actual forbearance activity observed during the last nine months of 2020.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-41

Notes to Consolidated Financial Statements | Allowance for Loan Losses
The primary factor that contributed to a decrease in single-family write-offs in 2020 compared with 2019 was a reduction in the volume of reperforming loans redesignated from HFI to HFS.
Our multifamily provision for loan losses in 2020 was driven by higher expected losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty, driven by elevated unemployment, which we expect will result in a decrease in multifamily property income and property values. In addition, the multifamily provision for loan losses includes increased expected loan losses on seniors housing loans, as these properties have been disproportionately impacted by the pandemic. Consistent with the single-family discussion above, we believe the model we use to estimate multifamily loan losses does not capture the entirety of losses we expect to incur relating to COVID-19. Accordingly, management used its judgment to increase the loss projections developed by our credit loss model. The model has consumed data from the initial quarters of the pandemic, but we continue to apply management judgment and supplement model results as of December 31, 2020, taking into account the continued high degree of uncertainty that remains relating to the impact of the pandemic.
The primary factor that contributed to increased multifamily write-offs in 2020 compared with 2019 was a write down in the value of a seniors housing portfolio during the third quarter of 2020 following its default on its forbearance agreement.
The following tables display changes in single-family and multifamily allowance for loan losses for the years ended 2019 and 2018 and the amortized cost in our HFI loans by impairment or allowance methodology and portfolio segment as of each year-end prior to the adoption of the CECL standard. For a description of our previous allowance and impairment methodology refer to “Note 1, Summary of Significant Accounting Policies.”

	For the Year Ended December 31,
	2019	2018
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(13,969)	$(18,849)
Benefit for loan losses	3,988	2,990
Write-offs	1,299	2,148
Recoveries	(71)	(240)
Other	(6)	(18)
Ending Balance	$(8,759)	$(13,969)
Multifamily allowance for loan losses:
Beginning balance	$(234)	$(235)
Provision for loan losses	(27)	(3)
Write-offs	8	4
Recoveries	(4)	—
Ending Balance	$(257)	$(234)
Total allowance for loan losses:
Beginning balance	$(14,203)	$(19,084)
Benefit for loan losses	3,961	2,987
Write-offs	1,307	2,152
Recoveries	(75)	(240)
Other	(6)	(18)
Ending Balance	$(9,016)	$(14,203)

Fannie Mae (In conservatorship) 2020 Form 10-K	F-42

Notes to Consolidated Financial Statements | Allowance for Loan Losses

	As of December 31,
	2019
	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans	$(8,175)	$(45)	$(8,220)
Collectively reserved loans	(584)	(212)	(796)
Total allowance for loan losses	$(8,759)	$(257)	$(9,016)
Amortized cost in loans by segment:
Individually impaired loans	$97,196	$680	$97,876
Collectively reserved loans	2,909,115	329,938	3,239,053
Total amortized cost in loans	$3,006,311	$330,618	$3,336,929

5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of December 31,
	2020	2019
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$2,404	$3,424
Other agency(1)	3,451	4,490
Private-label and other mortgage securities	158	629
Total mortgage-related securities (includes $793 million and $896 million, respectively, related to consolidated trusts)	6,013	8,543
Non-mortgage-related securities:
U.S. Treasury securities	130,456	39,501
Other securities	73	79
Total non-mortgage-related securities	130,529	39,580
Total trading securities	$136,542	$48,123
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
Our investment in U.S. Treasury securities increased as of December 31, 2020, compared with December 31, 2019 primarily driven by proceeds from significantly higher debt issuances during 2020 as well as proceeds from loan payoffs.
The following table displays information about our net trading gains.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net trading gains	$513	$322	$126
Net trading gains recognized in the period related to securities still held at period end	252	238	55

Fannie Mae (In conservatorship) 2020 Form 10-K	F-43

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

	As of December 31, 2020
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,094	$—	$86	$(12)	$1,168
Other agency(2)	59	—	6	—	65
Alt-A and subprime private-label securities	4	—	2	—	6
Mortgage revenue bonds	211	(3)	8	—	216
Other mortgage-related securities	238	—	4	—	242
Total	$1,606	$(3)	$106	$(12)	$1,697

	As of December 31, 2019
	Total Amortized Cost(1)(3)	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,445	$85	$(10)	$1,520
Other agency(2)	183	15	—	198
Alt-A and subprime private-label securities	34	23	—	57
Mortgage revenue bonds	309	9	(3)	315
Other mortgage-related securities	310	5	(1)	314
Total	$2,281	$137	$(14)	$2,404
s
(1)We exclude from amortized cost and fair value accrued interest of $6 million and $10 million as of December 31, 2020 and December 31, 2019, respectively, which we record in “Other assets” in our consolidated balance sheets.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-44

Notes to Consolidated Financial Statements | Investments in Securities

Non-Agency Mortgage-Related Securities
As of December 31, 2020, substantially all of our non-agency mortgage-related securities were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.
The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of December 31, 2020
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$40	$(11)	$94
Mortgage revenue bonds	—	—	—	—
Other mortgage-related securities	—	—	—	—
Total	$(1)	$40	$(11)	$94

	As of December 31, 2019
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(10)	$337
Mortgage revenue bonds	—	—	(3)	3
Other mortgage-related securities	(1)	130	—	—
Total	$(1)	$130	$(13)	$340
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Gross realized gains	$57	$265	$375
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	361	537	662
The following tables display net unrealized gains on AFS securities and other amounts accumulated within our accumulated other comprehensive income, net of tax.

As of
December 31, 2020
(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$74
Other	42
Accumulated other comprehensive income	$116

Fannie Mae (In conservatorship) 2020 Form 10-K	F-45

Notes to Consolidated Financial Statements | Investments in Securities

	As of
	December 31, 2019	December 31, 2018
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded other-than-temporary impairment (“OTTI”)	$97	$52
Net unrealized gains on AFS securities for which we have recorded OTTI	—	224
Other	34	46
Accumulated other comprehensive income	$131	$322
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

	As of December 31, 2020
	Total Carrying Amount (1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value
	(Dollars in millions)
Fannie Mae	$1,094	$1,168	$—	$—	$5	$6	$96	$108	$993	$1,054
Other agency	59	65	—	—	—	—	9	10	50	55
Alt-A and subprime private-label securities	4	6	—	—	—	—	3	3	1	3
Mortgage revenue bonds	208	216	1	1	27	28	19	20	161	167
Other mortgage-related securities	238	242	—	—	—	—	19	21	219	221
Total	$1,603	$1,697	$1	$1	$32	$34	$146	$162	$1,424	$1,500
Weighted-average yield (1)	5.27%		5.90%		6.54%		6.11%		5.16%
(1)Net carrying amount consists of book value, net of allowance for credit losses on AFS debt securities.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-46

Notes to Consolidated Financial Statements | Financial Guarantees
We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. When we began issuing UMBS in June 2019, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. As such, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $137.3 billion and $50.1 billion as of December 31, 2020 and December 31, 2019, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of December 31,
	2020			2019
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$4,424	$18	$4,226	$5,801	$26	$5,545
Other guaranty arrangements(2)	11,828	109	2,438	12,670	128	2,553
Total	$16,252	$127	$6,664	$18,471	$154	$8,098
(1)    Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 13, Concentrations of Credit Risk.”
(2)    Primarily consists of credit enhancements and long-term standby commitments.
7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of December 31,
	2020		2019
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$—	—%	$478	1.67%
Short-term debt of Fannie Mae	12,173	0.18	26,662	1.56
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day, reported as “Other liabilities” in our consolidated balance sheets.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-47

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2020			2019
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2021 - 2030	$106,691	2.03%	2020 - 2030	$86,114	2.66%
Medium-term notes(3)	2021 - 2030	48,524	0.63	2020 - 2026	32,590	1.57
Other(4)	2021 - 2038	6,701	3.90	2020 - 2038	5,254	5.01
Total senior fixed		161,916	1.69		123,958	2.47
Senior floating:
Medium-term notes(3)	2021 - 2022	100,089	0.35	2020 - 2021	9,774	1.66
Connecticut Avenue Securities(5)	2023 - 2031	14,978	4.16	2023 - 2031	21,424	5.61
Other(6)	2037	416	7.75	2020 - 2037	398	6.27
Total senior floating		115,483	0.86		31,596	4.40
Secured borrowings(7)	-	—	—	2021 - 2022	31	2.31
Total long-term debt of Fannie Mae(8)		277,399	1.34		155,585	2.86
Debt of consolidated trusts	2021 - 2060	3,646,164	1.88	2020 - 2059	3,285,139	2.78
Total long-term debt		$3,923,563	1.85%		$3,440,724	2.78%
(1)Includes the effects of fair value adjustments.
(2)Includes the effects of discounts, premiums and other cost basis adjustments.
(3)Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.
(4)Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.
(5)Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities, a portion of which is reported at fair value. Represents CAS issued prior to November 2018. See “Note 2, Consolidations and Transfers of Financial Assets” for more information about our CAS structures issued beginning November 2018.
(6)Consists of structured debt instruments that are reported at fair value.
(7)Represents our remaining liability resulting from the transfer of financial assets from our consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.
(8)Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments in a net discount position of $392 million and $2 million as of December 31, 2020 and 2019, respectively.
Our long-term debt includes a variety of debt types. We issue fixed and floating-rate medium-term notes with maturities greater than one year that are issued through dealer banks. We also offer Benchmark Notes® in regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. Additionally, we have issued notes and bonds denominated in a foreign currency. We effectively convert all foreign currency-denominated transactions into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets. Our long-term debt also includes CAS securities issued prior to November 2018, which are credit risk-sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities.
Our other long-term debt includes callable and non-callable securities, which include all long-term non-Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.
Characteristics of Debt
As of December 31, 2020 and 2019, the face amount of our debt securities of Fannie Mae was $290.0 billion and $182.2 billion, respectively. As of December 31, 2020, we had zero-coupon debt with a face amount of $5.1 billion, which had an effective interest rate of 0.50%. As of December 31, 2019, we had zero-coupon debt with a face amount of $23.1 billion, which had an effective interest rate of 1.63%.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-48

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2020 and 2019 included $57.5 billion and $38.5 billion, respectively, of callable debt that could be redeemed, in whole or in part, at our option on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2020 by year of maturity for each of the years 2021 through 2025 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2021	$66,631	$92,454
2022	65,593	82,824
2023	30,946	20,814
2024	19,762	14,881
2025	39,593	21,985
Thereafter	54,874	44,441
Total long-term debt of Fannie Mae(1)	277,399	277,399
Debt of consolidated trusts(2)	3,646,164	3,646,164
Total long-term debt	$3,923,563	$3,923,563
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
8.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest-rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our OTC derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest-rate risk management purposes fall into these broad categories:
•Interest-rate swap contracts. An interest-rate swap is a transaction between two parties in which each party agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest-rate swaps we use include pay-fixed swaps, receive-fixed swaps and basis swaps.
•Interest-rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest-rate caps. A swaption is an option contract that allows us or a counterparty to enter into a pay-fixed or receive-fixed swap at some point in the future.
•Foreign currency swaps. These swaps convert debt that we issue in foreign denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we hold foreign currency debt.
•Futures. These are standardized exchange-traded contracts that either obligate a buyer to buy an asset at a predetermined date and price or a seller to sell an asset at a predetermined date and price. The types of futures contracts we enter into include SOFR and U.S. Treasury.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-49

Notes to Consolidated Financial Statements | Derivative Instruments

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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of December 31, 2020				As of December 31, 2019
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$88,361	$—	$11,461	$(595)	$41,052	$—	$29,178	$(970)
Receive-fixed	92,315	233	33,919	(123)	73,579	816	26,382	(62)
Basis	250	192	—	—	273	149	—	—
Foreign currency	237	57	239	(58)	229	39	232	(65)
Swaptions:
Pay-fixed	5,530	37	2,025	(118)	4,600	18	6,375	(219)
Receive-fixed	3,355	346	700	(16)	2,875	106	4,600	(232)
Futures(1)	64,398	—	—	—	20,507	—	—	—
Total gross risk management derivatives	254,446	865	48,344	(910)	143,115	1,128	66,767	(1,548)
Accrued interest receivable (payable)	—	97	—	(105)	—	226	—	(250)
Netting adjustment(2)	—	(905)	—	995	—	(1,288)	—	1,694
Total net risk management derivatives	$254,446	$57	$48,344	$(20)	$143,115	$66	$66,767	$(104)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$35,292	$145	$51	$—	$7,115	$15	$1,787	$(1)
Forward contracts to purchase mortgage-related securities	144,215	844	607	—	55,531	137	9,560	(28)
Forward contracts to sell mortgage-related securities	199	—	227,828	(1,426)	9,282	13	109,066	(277)
Total mortgage commitment derivatives	179,706	989	228,486	(1,426)	71,928	165	120,413	(306)
Credit enhancement derivatives	16,829	179	11,368	(49)	28,432	40	9,486	(25)
Derivatives at fair value	$450,981	$1,225	$288,198	$(1,495)	$243,475	$271	$196,666	$(435)
(1)Futures have no ascribable fair value since the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $658 million and $1.0 billion as of December 31, 2020 and 2019, respectively. Cash collateral received was $568 million and $635 million as of December 31, 2020 and 2019, respectively.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-50

Notes to Consolidated Financial Statements | Derivative Instruments

We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(2,764)	$(3,964)	$2,940
Receive-fixed	2,226	3,685	(1,834)
Basis	43	46	(21)
Foreign currency	23	24	(51)
Swaptions:
Pay-fixed	(146)	(380)	100
Receive-fixed	595	117	(39)
Futures	(76)	273	38
Net contractual interest expense on interest-rate swaps	(261)	(833)	(1,061)
Total risk management derivatives fair value gains (losses), net	(360)	(1,032)	72
Mortgage commitment derivatives fair value gains (losses), net	(2,654)	(1,043)	324
Credit enhancement derivatives fair value gains (losses), net	182	(35)	26
Total derivatives fair value gains (losses), net	$(2,832)	$(2,110)	$422

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
See “Note 14, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2020 and 2019.
9.  Income Taxes
Provision for Federal Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Current income tax benefit (provision)	$(3,803)	$(2,089)	$114
Deferred income tax benefit (provision)(1)	729	(1,328)	(4,254)
Provision for federal income taxes	$(3,074)	$(3,417)	$(4,140)
(1)Amount excludes the current income tax effect of items recognized directly in “Total Fannie Mae stockholders equity.”

Fannie Mae (In conservatorship) 2020 Form 10-K	F-51

Notes to Consolidated Financial Statements | Income Taxes

The following table displays the difference between the statutory corporate tax rate and our effective tax rate.

	For the Year Ended December 31,
	2020	2019	2018
Statutory corporate tax rate	21.0%	21.0%	21.0%
Equity investments in affordable housing projects	(0.1)	(0.2)	(0.6)
Change in unrecognized tax benefits	—	(1.2)	—
Other	(0.2)	(0.2)	0.2
Effective tax rate	20.7%	19.4%	20.6%
Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rates for the years 2020, 2019, and 2018 were impacted by the benefits of our investments in housing projects eligible for low-income housing tax credits. Our effective tax rate for 2019 was also impacted by the favorable resolution of our uncertain tax position which reduced our provision for federal income taxes by $205 million.
Deferred Tax Assets and Liabilities
We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income.
As of December 31, 2020, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax assets outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, to the extent it exists, including:
•the sustainability of recent profitability required to realize the deferred tax assets;
•the cumulative net income or losses in our consolidated statements of operations and comprehensive income in recent years;
•unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; and
•the funding available to us under the senior preferred stock purchase agreement.
The following table displays our deferred tax assets and deferred tax liabilities.

	As of December 31,
	2020	2019
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$8,241	$9,290
Allowance for loan losses and basis in acquired property, net	1,798	1,240
Debt and derivative instruments	526	627
Partnership and other equity investments	129	152
Interest-only securities	2,561	788
Total deferred tax assets	13,255	12,097
Deferred tax liabilities:
Unrealized gains on AFS securities, net	20	26
Other, net	288	161
Total deferred tax liabilities	308	187
Deferred tax assets, net	$12,947	$11,910

Fannie Mae (In conservatorship) 2020 Form 10-K	F-52

Notes to Consolidated Financial Statements | Income Taxes

Unrecognized Tax Benefits
The following table displays the changes in our unrecognized tax benefits.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$—	$416	$514
Gross decreases - tax positions in current year	—	—	(98)
Gross decreases - tax positions in prior years	—	(416)	—
Unrecognized tax benefits as of December 31(1)	$—	$—	$416
(1)Amount excludes tax credits of $151 million as of December 31, 2018. We had no unrecognized tax benefits as of December 31, 2020 and December 31, 2019.
Our tax years 2016 through 2019 remain open to examination by the IRS.
10.  Segment Reporting
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
Single-Family Business Segment
•Works with our lender customers to acquire and securitize single-family mortgage loans delivered to us by lenders into Fannie Mae MBS.
•Issues structured Fannie Mae MBS backed by single-family mortgage assets and provides other services to our lender customers.
•Prices and manages the credit risk on loans in our single-family guaranty book of business. Also enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business to third parties.
•Works to reduce costs of defaulted single-family loans through home retention solutions and foreclosure alternatives, management of foreclosures and our REO inventory, selling nonperforming loans and pursuing contractual remedies from lenders, servicers and providers of credit enhancements.
Multifamily Business Segment
•Works with our lender customers to acquire and securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS.
•Issues structured multifamily Fannie Mae MBS through our Fannie Mae Guaranteed Multifamily Structures (“Fannie Mae GeMS”) program and provides other services to our lender customers.
•Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in most multifamily transactions.
•Enters into transactions that transfer an additional portion of Fannie Mae’s credit risk on some of the loans in our multifamily guaranty book of business to third parties.
•Works to maintain credit quality of the book, prevent foreclosure, reduce costs of defaulted multifamily loans, manage our REO inventory, and pursue contractual remedies from lenders, servicers and providers of credit enhancements.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-53

Notes to Consolidated Financial Statements | Segment Reporting

The following table displays total assets by segment.

	As of December 31,
	2020	2019
	(Dollars in millions)
Single-Family	$3,569,130	$3,149,212
Multifamily	416,619	354,107
Total assets	$3,985,749	$3,503,319
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
The following tables display our segment results.

	For the Year Ended December 31, 2020
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$21,502	$3,364	$24,866
Fee and other income(2)	368	94	462
Net revenues	21,870	3,458	25,328
Investment gains, net(3)	728	179	907
Fair value gains (losses), net(4)	(2,539)	38	(2,501)
Administrative expenses	(2,559)	(509)	(3,068)
Credit-related expense:(5)
Provision for credit losses	(75)	(603)	(678)
Foreclosed property expense	(157)	(20)	(177)
Total credit-related expense	(232)	(623)	(855)
TCCA fees(6)	(2,673)	—	(2,673)
Credit enhancement expense(7)	(1,141)	(220)	(1,361)
Change in expected credit enhancement recoveries(8)	89	144	233
Other expenses, net	(1,055)	(76)	(1,131)
Income before federal income taxes	12,488	2,391	14,879
Provision for federal income taxes	(2,607)	(467)	(3,074)
Net income	$9,881	$1,924	$11,805

Fannie Mae (In conservatorship) 2020 Form 10-K	F-54

Notes to Consolidated Financial Statements | Segment Reporting

	For the Year Ended December 31, 2019
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$18,013	$3,280	$21,293
Fee and other income(2)	453	113	566
Net revenues	18,466	3,393	21,859
Investment gains, net(3)	1,589	181	1,770
Fair value gains (losses), net(4)	(2,216)	2	(2,214)
Administrative expenses	(2,565)	(458)	(3,023)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	4,038	(27)	4,011
Foreclosed property income (expense)	(523)	8	(515)
Total credit-related income (expense)	3,515	(19)	3,496
TCCA fees(6)	(2,432)	—	(2,432)
Credit enhancement expense(7)	(927)	(207)	(1,134)
Change in expected credit enhancement recoveries(8)	—	—	—
Other expenses, net	(734)	(11)	(745)
Income before federal income taxes	14,696	2,881	17,577
Provision for federal income taxes	(2,859)	(558)	(3,417)
Net income	$11,837	$2,323	$14,160

	For the Year Ended December 31, 2018
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$18,162	$3,111	$21,273
Fee and other income(2)	450	105	555
Net revenues	18,612	3,216	21,828
Investment gains, net(3)	850	102	952
Fair value gains (losses), net(4)	1,210	(89)	1,121
Administrative expenses	(2,631)	(428)	(3,059)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	3,313	(4)	3,309
Foreclosed property expense	(604)	(13)	(617)
Total credit-related income (expense)	2,709	(17)	2,692
TCCA fees(6)	(2,284)	—	(2,284)
Credit enhancement expense(7)	(514)	(165)	(679)
Change in expected credit enhancement recoveries(8)	—	—	—
Other income (expenses), net	(498)	26	(472)
Income before federal income taxes	17,454	2,645	20,099
Provision for federal income taxes	(3,708)	(432)	(4,140)
Net income	$13,746	$2,213	$15,959
(1)Net interest income primarily consists of guaranty fees received as compensation for assuming and managing the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us. Also includes yield maintenance fees we recognized on the prepayment of multifamily loans. Prior periods have been restated to conform to current-period presentation. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-55

Notes to Consolidated Financial Statements | Segment Reporting

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
(5)Credit-related income or expense is based on the guaranty book of business of the respective business segment and consists of the applicable segment’s benefit or provision for credit losses and foreclosed property income or expense on loans underlying the segment’s guaranty book of business. The presentation of our credit-related income or expense as of December 31, 2019 and 2018 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
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
11.  Equity
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled $1.2 billion as of December 31, 2020 and 2019.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-56

Notes to Consolidated Financial Statements | Equity

Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2020
		2020		2019		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$120,836	1	$120,836	$120,836	(1)	N/A	(2)	N/A	(3)

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250	%	September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		0.150	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		—	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130
(1)Initial stated value per share was $1,000. Based on our draws of funds under the senior preferred stock purchase agreement with Treasury, the stated value per share on December 31, 2020 was $120,836.
(2)Dividends on the senior preferred stock are currently calculated based on our net worth as of the end of the immediately preceding fiscal quarter less an applicable capital reserve amount. The applicable capital reserve amount was $3 billion for 2018 and the first and second quarters of 2019. The capital reserve amount increased to $25 billion effective for dividend periods beginning July 1, 2019 and ending September 30, 2020. The capital reserve amount, starting with the quarterly dividend period ending on December 31, 2020, increased to the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework described in “Note 12, Regulatory Capital Requirements.”
(3)Any liquidation preference of our senior preferred stock in excess of $1 billion may be repaid through an issuance of common or preferred stock, which would require the consent of the conservator and Treasury. The initial $1 billion liquidation preference may be repaid only in conjunction with termination of Treasury’s funding commitment under the senior preferred stock purchase agreement.
(4)Rate effective March 31, 2020. Variable dividend rate resets every two years at a per annum rate equal to the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year.
(5)Represents initial call date. Redeemable every two years thereafter.
(6)Rate effective September 30, 2020. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.
(7)Rate effective December 31, 2020. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7% or 10-year CMT rate plus 2.375%.
(8)Issued and outstanding shares were 24,922 as of December 31, 2020 and 2019.
(9)Rate effective December 31, 2020. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.5% or 3-Month LIBOR plus 0.75%.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-57

Notes to Consolidated Financial Statements | Equity

(10)On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.
(11)Rate effective December 31, 2020. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%.
(12)Represents initial call date. Redeemable every five years thereafter.
(13)On May 19, 2008, we issued 80 million shares of preferred stock in the amount of $2.0 billion. Subsequent to the initial issuance, we issued an additional 8 million shares in the amount of $200 million on May 22, 2008 and 1 million shares in the amount of $25 million on June 4, 2008 under the same terms as the initial issuance.
As described under “Senior Preferred Stock and Common Stock Warrant” below, we issued senior preferred stock that ranks senior to all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding down of the company. The senior preferred stock purchase agreement with Treasury also prohibits the payment of dividends on preferred stock (other than the senior preferred stock) without the prior written consent of Treasury. The conservator also has eliminated preferred stock dividends, other than dividends on the senior preferred stock.
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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the years ended December 31, 2020 or 2019.
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
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1.0 billion. As a result of the January 2021 letter agreement, the dividend rate and liquidation preference of the senior preferred stock depend on whether we have reached the “capital reserve end date” which is defined in the January 2021 letter agreement as the last day of the second consecutive fiscal quarter during which we have maintained capital equal to, or in excess of, all of the capital

Fannie Mae (In conservatorship) 2020 Form 10-K	F-58

Notes to Consolidated Financial Statements | Equity

requirements and buffers under the enterprise regulatory capital framework discussed in “Note 12, Regulatory Capital Requirements.”
Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. We had no dividends declared and paid on the senior preferred stock for the year ended December 31, 2020. Dividends declared and paid on the senior preferred stock were $5.6 billion and $9.4 billion for the years ended December 31, 2019 and 2018, respectively. The dividends we have paid to Treasury on the senior preferred stock during conservatorship have been declared by, and paid at the direction of, our conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the senior preferred stock purchase agreement.
Dividend amount prior to capital reserve end date. The terms of the senior preferred stock provide for dividends each quarter in the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The January 2021 letter agreement increased the applicable capital reserve amount, starting with the quarterly dividend period ending on December 31, 2020, from $25 billion to the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework. If our net worth does not exceed this amount as of the end of the immediately preceding fiscal quarter, then dividends will neither accumulate nor be payable for such period. Our net worth is defined as the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation with respect to capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP.
Dividend amount following capital reserve end date. Beginning on the first dividend period following the capital reserve end date, the applicable quarterly dividend amount on the senior preferred stock will be the lesser of:
(1)     a 10% annual rate on the then-current liquidation preference of the senior preferred stock; and
(2)     an amount equal to the incremental increase in our net worth during the immediately prior fiscal quarter.
However, the applicable quarterly dividend amount will immediately increase to a 12% annual rate on the then-current liquidation preference of the senior preferred stock if we fail to timely pay dividends in cash to Treasury. This increased dividend amount will continue until the dividend period following the date we have paid, in cash, full cumulative dividends to Treasury (including any unpaid dividends), at which point the applicable quarterly dividend amount will revert to the prior calculation method.
Liquidation preference. Under the terms governing the senior preferred stock, the aggregate liquidation preference is increased by the following:
•any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement (a total of $119.8 billion as of the date of this filing);
•any quarterly commitment fees that are payable but not paid in cash (no such fees have become payable, nor will they under the current terms of the agreement and the senior preferred stock); and
•any dividends that are payable but not paid in cash to Treasury, regardless of whether or not they are declared.
In addition:
•amendments to the terms of the senior preferred stock made in December 2017 increased the aggregate liquidation preference of the senior preferred stock by $3 billion as of December 31, 2017;
•amendments to the terms of the senior preferred stock made in September 2019 provided that, beginning on September 30, 2019, and at the end of each fiscal quarter thereafter, the liquidation preference shall be increased by an amount equal to the increase in our net worth, if any during the immediately prior fiscal quarter, until such time as the liquidation preference has increased by $22 billion pursuant to this provision; and
•the January 2021 letter agreement revised these terms to provide that at the end of each fiscal quarter, the liquidation preference shall be increased by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
The senior preferred stock ranks ahead of our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. As a result, if we are liquidated, the holder of the senior preferred stock is entitled to its then current liquidation preference before any distribution is made to the holders of our common stock or other preferred stock. The aggregate liquidation preference of the senior preferred stock was $142.2 billion as of December 31, 2020 and will further increase to $146.8 billion as of March 31, 2021, due to the increase in our net worth during the fourth quarter of 2020.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-59

Notes to Consolidated Financial Statements | Equity

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
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition to these exceptions, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance, with the exception of up to $70 billion in aggregate gross cash proceeds from the issuance of common stock, must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part.
Common Stock Warrant
The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date the warrant is exercised. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of:
•a notice of exercise;
•payment of the exercise price of $0.00001 per share; and
•the warrant.
If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 12, 2021, Treasury has not exercised the warrant.
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. As of December 31, 2020, Treasury has provided us with a total of $119.8 billion under its senior preferred stock purchase agreement funding commitment, and the amount of funding remaining available to us under the agreement was $113.9 billion.
If we were to have a net worth deficit in a future period, we would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement to avoid being placed into receivership. If we were to draw additional funds from Treasury under the agreement with respect to a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-60

Notes to Consolidated Financial Statements | Equity

Commitment Fee
The senior preferred stock purchase agreement provides for the payment of an unspecified quarterly commitment fee to Treasury to compensate Treasury for its ongoing support under the senior preferred stock purchase agreement. As amended by the January 2021 letter agreement, the agreement provides that (1) through and continuing until the capital reserve end date, the periodic commitment fee will not be set, accrue, or be payable, and (2) not later than the capital reserve end date, we and Treasury, in consultation with the Chair of the Federal Reserve, will agree to set the periodic commitment fee.
Covenants
The senior preferred stock purchase agreement contains covenants that prohibit us from taking a number of actions without the prior written consent of Treasury, including:
•declaring or paying dividends or making other distributions on or redeeming, purchasing, retiring or otherwise acquiring our equity securities (other than the senior preferred stock or warrant);
•selling or issuing equity securities, except for stock issuances made (1) to Treasury, (2) pursuant to obligations that existed at the time we entered conservatorship, and (3) as amended by the January 2021 letter agreement, for common stock ranking pari passu or junior to the common stock issued to Treasury in connection with the exercise of its warrant, provided that (i) Treasury has already exercised its warrant in full, and (ii) all currently pending significant litigation relating to the conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement has been resolved, which may require Treasury’s assent. Net proceeds of the issuance of any shares of capital stock for cash while the senior preferred stock is outstanding, except for up to $70 billion in aggregate gross cash proceeds from the issuance of common stock, must be used to pay down the liquidation preference of the senior preferred stock;
•terminating or seeking to terminate our conservatorship, other than through a receivership, except that, as revised by the January 2021 letter agreement, FHFA can terminate our conservatorship without the prior consent of Treasury if several conditions are met, including (1) all currently pending significant litigation relating to the conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement has been resolved, and (2) for two or more consecutive quarters, our common equity tier 1 capital (as defined in the enterprise regulatory capital framework), together with any stockholder equity that would result from a firm commitment public underwritten offering of common stock which is fully consummated concurrent with the termination of conservatorship, equals or exceeds at least 3% of our adjusted total assets (as defined in the enterprise regulatory capital framework);
•selling, transferring, leasing or otherwise disposing of any assets, except for dispositions for fair market value in limited circumstances including if (a) the transaction is in the ordinary course of business and consistent with past practice or (b) the assets have a fair market value individually or in the aggregate of less than $250 million;
•incurring indebtedness that would result in our aggregate indebtedness exceeding $300 billion;
•issuing subordinated debt;
•entering into a corporate reorganization, recapitalization, merger, acquisition or similar event; and
•engaging in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business.
Covenants in the senior preferred stock purchase agreement also subject us to limits on the amount of mortgage assets that we may own and the total amount of our indebtedness.
•Mortgage Asset Limit. The amount of mortgage assets we are permitted to own is $250 billion and, as a result of the January 2021 letter agreement, will decrease to $225 billion on December 31, 2022. We are currently managing our business to a $225 billion cap pursuant to instructions from FHFA. Our mortgage assets as of December 31, 2020 were $165 billion, which includes 10% of the notional value of interest-only securities we hold. This adjustment is based on instruction from FHFA for the purpose of measuring mortgage assets against the cap. We disclose the amount of our mortgage assets each month in the “Endnotes” to our Monthly Summaries, which are available on our website and announced in a press release.
•Debt Limit. Our debt limit under the senior preferred stock purchase agreement is set at 120% of the amount of mortgage assets we were allowed to own under the agreement on December 31 of the immediately preceding calendar year. This debt limit is currently $300 billion, and it will decrease to $270 billion as of December 31, 2022. As calculated for this purpose, our indebtedness as of December 31, 2020 was $290 billion.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-61

Notes to Consolidated Financial Statements | Equity

Another covenant prohibits us from entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements with any of our executive officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.
In addition to the changes described above to covenants already in the senior preferred stock purchase agreement, the January 2021 letter agreement added additional covenants:
•We are required to comply with the terms of the enterprise regulatory capital framework as published by FHFA in the Federal Register on December 17, 2020, disregarding any subsequent amendments or modifications.
•New restrictive covenants impact both our single-family and multifamily business activities, including the type and volume of loans we may acquire.
Annual Risk Management Plan Covenant. Each year we remain in conservatorship we are required to provide Treasury a risk management plan that sets out our strategy for reducing our risk profile, describes the actions we will take to reduce the financial and operational risk associated with each of our business segments, and includes an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2020.
Although the senior preferred stock purchase agreement does not specify penalties for failure to comply with the covenants in the agreement, FHFA, as our conservator and regulator, has the authority to direct compliance and to impose consequences for noncompliance.
Termination Provisions
The senior preferred stock purchase agreement provides that Treasury’s funding commitment will terminate under any of the following circumstances:
•the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time;
•the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations); or
•the funding by Treasury of the maximum amount under the agreement.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-62

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

12.  Regulatory Capital Requirements
Enterprise Regulatory Capital Framework
In November 2020, FHFA adopted a final rule establishing a new regulatory capital framework for the GSEs, which we refer to as the “enterprise regulatory capital framework.” The framework establishes new risk-based and leverage-based capital requirements for the GSEs. These requirements go beyond the current statutory capital requirements of Fannie Mae. The final rule goes into effect in February 2021, but the dates on which we must comply with the requirements of the capital framework are staggered and largely dependent on whether we remain in conservatorship.
The new regulatory capital framework provides a granular assessment of credit risk specific to different mortgage loan categories, as well as components for market risk and operational risk. The regulatory capital framework set forth in the final rule includes the following:
•Supplemental capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators’ regulatory capital framework. The final rule specifies complementary leverage-based and risk-based requirements, which together determine the requirements for each tier of capital;
•A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored;
•A requirement to file quarterly public capital reports starting in 2022, regardless of our status in conservatorship;
•Specific minimum percentages, or “floors,” on the risk-weights applicable to single-family and multifamily exposures, which has the effect of increasing the capital required to be held for loans otherwise subject to lower risk weights;
•Specific floors on the risk-weights applicable to retained portions of credit risk transfer transactions, which has the effect of decreasing the capital relief obtained from these transactions; and
•Additional elements based on U.S. banking regulators’ regulatory capital framework, including the planned eventual introduction of an advanced approach to complement the standardized approach for measuring risk-weighted assets.
Under the final capital rule, regardless of our status in conservatorship, reporting requirements under the enterprise regulatory capital framework take effect on January 1, 2022, including public reporting of our calculations of regulatory capital levels, buffers, adjusted total assets, and total risk-weighted assets, as defined in the final rule. These reporting requirements are not expected to replace existing statutory capital reporting that is required by FHFA.
Statutory Capital Classifications
Though FHFA suspended our statutory capital classifications during conservatorship, we continue to submit capital reports to FHFA for monitoring purposes. These capital classification measures are determined based on guidance from FHFA, in which FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, regardless of whether these loans have been consolidated pursuant to accounting rules, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the consolidation accounting guidance. Additionally, these capital classification measures exclude the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, as the senior preferred stock does not qualify as core capital due to its cumulative dividend provisions.
The following table displays our current capital classification measures.

	As of December 31,
	2020	2019
	(Dollars in millions)
Core capital(1)	$(95,694)	$(106,360)
Statutory minimum capital requirement(2)	28,603	22,392
Deficit of core capital over statutory minimum capital requirement	$(124,297)	$(128,752)
(1)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income or (b) senior preferred stock.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-63

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

(2)Generally, the sum of (a) 2.50% of on-balance sheet assets, except those underlying Fannie Mae MBS held by third parties; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances.
Our critical capital requirement is generally equal to the sum of: (1) 1.25% of on-balance sheet assets, except those underlying Fannie Mae MBS held by third parties; (2) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (3) 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances.
As of December 31, 2020 and 2019, we had a minimum capital deficiency of $124.3 billion and $128.8 billion, respectively. See “Note 1, Summary of Significant Accounting Policies” and “Note 11, Equity” for more information on capital and the terms of our senior preferred stock purchase agreement with Treasury and the senior preferred stock we issued to Treasury.
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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, the provisions of the senior preferred stock provide for dividends each quarter prior to the capital reserve end date in the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. Starting with the quarterly dividend period ending on December 31, 2020, the applicable capital reserve amount is the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework discussed above. After the capital reserve end date, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. As a result of this change, our ability to retain earnings in excess of the capital requirements and buffers set forth in the enterprise regulatory capital framework will be limited. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Note 1, Summary of Significant Accounting Policies” and “Note 11, Equity.”
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
13.  Concentrations of Credit Risk
Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, we have determined that concentrations of credit risk exist among:
•single-family and multifamily borrowers (including geographic concentrations and loans with certain higher-risk characteristics);
•mortgage insurers;
•mortgage sellers and servicers;
•multifamily lenders with risk sharing; and
•derivative counterparties and parties associated with our off-balance sheet transactions.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-64

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

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

	Geographic Concentration(1)
	Percentage of Single-Family Conventional Guaranty Book of Business		Percentage of Multifamily Guaranty Book of Business
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Midwest	14%	15%	11%	10%
Northeast	17	17	15	15
Southeast	22	22	27	27
Southwest	19	18	22	23
West	28	28	25	25
Total	100%	100%	100%	100%
(1)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-65

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Single-Family Credit Risk Characteristics
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans, based on the number of loans that are 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business. The increase in loans classified as seriously delinquent as of December 31, 2020 compared with December 31, 2019 was primarily attributable to the economic dislocation caused by the COVID-19 pandemic.

	As of December 31,
	2020			2019
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.88%	0.33%	3.10%	1.07%	0.29%	0.59%
Percentage of single-family conventional loans based on loan count	1.02	0.36	2.87	1.27	0.35	0.66

	As of December 31,
	2020		2019
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	22.43%	*	10.14%
Geographical distribution:
California	19	2.62	19	0.32
Florida	6	4.17	6	0.84
Illinois	3	3.10	4	0.91
New Jersey	3	4.57	3	1.13
New York	5	4.79	5	1.18
All other states	64	2.59	63	0.64
Product distribution:
Alt-A	1	9.32	2	2.95
Vintages:
2004 and prior	2	5.88	2	2.48
2005-2008	2	9.98	4	4.11
2009-2020	96	2.39	94	0.35
* Represents less than 0.5% of single-family conventional book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2020 and 2019.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-66

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of December 31,
	2020(1)		2019(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.29%	0.98%	0.02%	0.04%

	As of December 31,
	2020		2019
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	1.04%	1%	—%
Less than or equal to 80%	99	0.98	99	0.04
Current DSCR below 1.0(4)	2	21.19	2	0.48
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

	As of December 31,
	2020		2019
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$170,890		$162,855
Pool mortgage insurance	291		339
Total mortgage insurance risk in force	$171,181	5%	$163,194	6%
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-67

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of December 31,
	2020	2019
Counterparty:(1)
Arch Capital Group Ltd.	21%	23%
Radian Guaranty, Inc.	19	20
Mortgage Guaranty Insurance Corp.	18	18
Genworth Mortgage Insurance Corp.	16	15
Essent Guaranty, Inc.	16	14
Others	10	10
Total	100%	100%
(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
Three of our mortgage insurer counterparties that are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will fail to pay claims fully. Entering run-off may limit sources of profits and liquidity for the mortgage insurer and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $2.4 billion, or 1%, of the risk-in-force mortgage insurance coverage of our single-family conventional guaranty book of business as of December 31, 2020.
PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 76.5% of claims under its mortgage insurance policies in cash and is deferring the remaining 23.5%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay their deferred policyholder claims or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims, but remains in run-off.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of December 31, 2020 and 2019, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.4 billion and $410 million, respectively.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $560 million recorded in “Other assets” in our consolidated balance sheets as of December 31, 2020 and $654 million as of December 31, 2019 related to amounts claimed on insured, defaulted loans excluding government-insured loans. We assessed these outstanding receivables for collectability, and established a valuation allowance of $497 million as of December 31, 2020 and $541 million as of December 31, 2019, which reduced our claim receivable to the amount considered probable of collection.
Mortgage Servicers and Sellers. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities,

Fannie Mae (In conservatorship) 2020 Form 10-K	F-68

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

including loss mitigation, on our behalf. Our mortgage servicers and sellers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. Our representation and warranty framework does not require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.
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

	Percentage of Single-Family Guaranty Book of Business
	As of December 31,
	2020	2019
Wells Fargo Bank, N.A. (together with its affiliates)	13%	17%
Remaining top five depository servicers	11	15
Top five non-depository servicers	24	27
Total	48%	59%
Overall, the decrease in concentration of our top five single-family depository and non-depository servicers from December 31, 2019 to December 31, 2020 was primarily due to higher refinance activity in 2020, which increased the volume of mortgage loans serviced by smaller non-depository servicers. Compared with depository financial institutions, our non-depository servicers pose additional risks because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight as depository financial institutions.
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business based on unpaid principal balance.

	Percentage of Multifamily Guaranty Book of Business
	As of December 31,
	2020	2019
Wells Fargo Bank, N.A. (together with its affiliates)	12%	13%
Walker & Dunlop, LLC	12	12
Remaining top five servicers	24	23
Total	48%	48%
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
•transfer exposure to third parties;
•require collateral;
•establish more stringent financial requirements;
•work with underperforming major servicers to improve operational processes; and
•suspend or terminate the selling and servicing relationship if deemed necessary.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-69

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Multifamily Lenders with Risk Sharing. We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on both Delegated Underwriting and Servicing (“DUS”) and non-DUS multifamily loans was $92.9 billion as of December 31, 2020, compared with $81.4 billion as of December 31, 2019. As of both December 31, 2020 and December 31, 2019, 51% of our maximum potential loss recovery on multifamily loans was from five DUS lenders.
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

	As of December 31, 2020
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$962	$(952)	$10		$—	$—	$10
Cleared risk management derivatives	—	47	47		—	—	47
Mortgage commitment derivatives	989	—	989		(406)	(53)	530
Total derivative assets	1,951	(905)	1,046	(4)	(406)	(53)	587
Securities purchased under agreements to resell or similar arrangements(5)	46,644	—	46,644		—	(46,644)	—
Total assets	$48,595	$(905)	$47,690		$(406)	$(46,697)	$587

Liabilities:
OTC risk management derivatives	$(1,015)	$999	$(16)		$—	$—	$(16)
Cleared risk management derivatives	—	(4)	(4)		—	2	(2)
Mortgage commitment derivatives	(1,426)	—	(1,426)		406	1,017	(3)
Total derivative liabilities	(2,441)	995	(1,446)	(4)	406	1,019	(21)
Total liabilities	$(2,441)	$995	$(1,446)		$406	$1,019	$(21)

	As of December 31, 2019
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$1,354	$(1,334)	$20		$—	$—	$20
Cleared risk management derivatives	—	46	46		—	—	46
Mortgage commitment derivatives	165	—	165		(101)	(1)	63
Total derivative assets	1,519	(1,288)	231	(4)	(101)	(1)	129
Securities purchased under agreements to resell or similar arrangements(5)	24,928	—	24,928		—	(24,928)	—
Total assets	$26,447	$(1,288)	$25,159		$(101)	$(24,929)	$129

Fannie Mae (In conservatorship) 2020 Form 10-K	F-70

Notes to Consolidated Financial Statements | Netting Arrangements

Liabilities:
OTC risk management derivatives	$(1,798)	$1,695	$(103)		$—	$—	$(103)
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(306)	—	(306)		101	181	(24)
Total derivative liabilities	(2,104)	1,694	(410)	(4)	101	182	(127)
Securities sold under agreements to repurchase or similar arrangements(5)	(478)	—	(478)		—	475	(3)
Total liabilities	$(2,582)	$1,694	$(888)		$101	$657	$(130)
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
(3)    Represents collateral received that has not been recognized and not offset in our consolidated balance sheets as well as collateral posted which has been recognized but not offset in our consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $4.7 billion and $2.3 billion as of December 31, 2020 and 2019, respectively. The fair value of non-cash collateral received was $46.6 billion and $24.7 billion, of which $46.6 billion and $23.8 billion could be sold or repledged as of December 31, 2020 and 2019, respectively. None of the underlying collateral was sold or repledged as of December 31, 2020 and 2019, respectively.
(4)    Excludes derivative assets of $179 million and $40 million as of December 31, 2020 and 2019, respectively, and derivative liabilities of $49 million and $25 million recognized in our consolidated balance sheets as of December 31, 2020 and 2019, respectively, that are not subject to enforceable master netting arrangements.
(5)    Includes $18.4 billion and $11.4 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2020 and 2019, respectively.
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
The terms of our contracts for mortgage commitment derivatives are primarily governed by the Fannie Mae Single-Family Selling Guide (“Selling Guide”), for Fannie Mae-approved lenders, or Master Securities Forward Transaction Agreements (“MSFTA”), for counterparties that are not Fannie Mae-approved lenders. In the event of default by the counterparty, both the Selling Guide and the MSFTA allow us to terminate all outstanding transactions under the applicable agreement and offset all outstanding amounts related to the terminated transactions including collateral posted or received. Under the Selling Guide, upon a lender event of default, we generally may offset any amounts owed to a lender against any amounts a lender may owe us under any other existing agreement, regardless of whether or not such other agreements are in default or payments are immediately due.
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
In addition to these contractual relationships, we are also a clearing member of two divisions of the Fixed Income Clearing Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities

Fannie Mae (In conservatorship) 2020 Form 10-K	F-71

Notes to Consolidated Financial Statements | Netting Arrangements

purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a result of these trades, we are required to post initial and variation margin payments and are exposed to the risk that FICC fails to perform. As a clearing member of FICC, we are exposed to the risk that the CCP or one or more of the CCP’s clearing members fails to perform its obligations as described below.
•A default by or the financial or operational failure of FICC would require us to replace contracts cleared through FICC, thereby increasing operational costs and potentially resulting in losses.
•We may also be exposed to losses if a clearing member of FICC defaults on its obligations as each clearing member is required to absorb a portion of those fellow-clearing member losses. As a result, we could lose the margin that we have posted to FICC. Moreover, our exposure could exceed the amount of margin that we previously posted to FICC, since FICC’s rules require non-defaulting clearing members to cover, on a pro rata basis, losses caused by a clearing member’s default.
•We are unable to develop an estimate of the maximum potential amount of future payments that we could be required to make to FICC under these arrangements as our exposure is dependent on the volume of trades FICC clearing members execute now and in the future, which varies daily. Although we are unable to develop an estimate of our maximum exposure, we expect that losses caused by any clearing member would be partially offset by the fair value of margin posted by the defaulting clearing member and any other available assets of the CCP for those purposes. We believe that the risk of loss is remote due to the FICC's initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
We actively monitor the risks associated with FICC in order to effectively manage this counterparty risk and our associated liquidity exposure.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-72

Notes to Consolidated Financial Statements | Fair Value

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$1,120	$—	$—	$—	$1,120
Trading securities:
Mortgage-related securities:
Fannie Mae	—	2,310	94	—	2,404
Other agency	—	3,450	1	—	3,451
Private-label and other mortgage securities	—	158	—	—	158
Non-mortgage-related securities:
U.S. Treasury securities	130,456	—	—	—	130,456
Other securities	—	73	—	—	73
Total trading securities	130,456	5,991	95	—	136,542
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	973	195	—	1,168
Other agency	—	65	—	—	65
Alt-A and subprime private-label securities	—	4	2	—	6
Mortgage revenue bonds	—	—	216	—	216
Other	—	7	235	—	242
Total available-for-sale securities	—	1,049	648	—	1,697
Mortgage loans	—	5,629	861	—	6,490
Other assets:
Risk management derivatives:
Swaps	—	376	203	—	579
Swaptions	—	383	—	—	383
Netting adjustment	—	—	—	(905)	(905)
Mortgage commitment derivatives	—	989	—	—	989
Credit enhancement derivatives	—	—	179	—	179
Total other assets	—	1,748	382	(905)	1,225
Total assets at fair value	$131,576	$14,417	$1,986	$(905)	$147,074

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$3,312	$416	$—	$3,728
Total of Fannie Mae	—	3,312	416	—	3,728
Of consolidated trusts	—	24,503	83	—	24,586
Total long-term debt	—	27,815	499	—	28,314
Other liabilities:
Risk management derivatives:
Swaps	—	881	—	—	881
Swaptions	—	134	—	—	134
Netting adjustment	—	—	—	(995)	(995)
Mortgage commitment derivatives	—	1,426	—	—	1,426
Credit enhancement derivatives	—	—	49	—	49
Total other liabilities	—	2,441	49	(995)	1,495
Total liabilities at fair value	$—	$30,256	$548	$(995)	$29,809

Fannie Mae (In conservatorship) 2020 Form 10-K	F-73

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$3,379	$45	$—	$3,424
Other agency	—	4,489	1	—	4,490
Private-label and other mortgage securities	—	629	—	—	629
Non-mortgage-related securities:
U.S. Treasury securities	39,501	—	—	—	39,501
Other securities	—	79	—	—	79
Total trading securities	39,501	8,576	46	—	48,123
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	1,349	171	—	1,520
Other agency	—	198	—	—	198
Alt-A and subprime private-label securities	—	57	—	—	57
Mortgage revenue bonds	—	—	315	—	315
Other	—	8	306	—	314
Total available-for-sale securities	—	1,612	792	—	2,404
Mortgage loans	—	7,137	688	—	7,825
Other assets:
Risk management derivatives:
Swaps	—	1,071	159	—	1,230
Swaptions	—	124	—	—	124
Netting adjustment	—	—	—	(1,288)	(1,288)
Mortgage commitment derivatives	—	165	—	—	165
Credit enhancement derivatives	—	—	40	—	40
Total other assets	—	1,360	199	(1,288)	271
Total assets at fair value	$39,501	$18,685	$1,725	$(1,288)	$58,623

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$5,289	$398	$—	$5,687
Total of Fannie Mae	—	5,289	398	—	5,687
Of consolidated trusts	—	21,805	75	—	21,880
Total long-term debt	—	27,094	473	—	27,567
Other liabilities:
Risk management derivatives:
Swaps	—	1,346	1	—	1,347
Swaptions	—	440	11	—	451
Netting adjustment	—	—	—	(1,694)	(1,694)
Mortgage commitment derivatives	—	306	—	—	306
Credit enhancement derivatives	—	—	25	—	25
Total other liabilities	—	2,092	37	(1,694)	435
Total liabilities at fair value	$—	$29,186	$510	$(1,694)	$28,002
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-74

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2020(1)
	Balance, December 31, 2019	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$45	$(12)		$—	$—	$(1)	$—	$—	$(48)	$110	$94	$(8)	$—
Other agency	1	—		—	—	—	—	—	(1)	1	1	—	—
Private-label and other mortgage securities	—	3		—	—	(94)	—	(3)	—	94	—	—	—
Total trading securities	$46	$(9)	(5)(6)	$—	$—	$(95)	$—	$(3)	$(49)	$205	$95	$(8)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$171	$1		$4	$—	$(1)	$—	$(15)	$(243)	$278	$195	$—	$—
Alt-A and subprime private-label securities	—	—		—	—	—	—	—	—	2	2	—	—
Mortgage revenue bonds	315	(3)		2	—	—	—	(98)	—	—	216	—	4
Other	306	(6)		(1)	—	—	—	(64)	—	—	235	—	—
Total available-for-sale securities	$792	$(8)	(6)(7)	$5	$—	$(1)	$—	$(177)	$(243)	$280	$648	$—	$4

Mortgage loans	$688	$47	(5)(6)	$—	$—	$(21)	$—	$(132)	$(104)	$383	$861	$11	$—
Net derivatives	162	233	(5)	—	—	—	—	(80)	18	—	333	159	—
Long-term debt:
Of Fannie Mae:
Senior floating	(398)	(41)	(5)	—	—	—	—	23	—	—	(416)	(41)	—
Of consolidated trusts	(75)	(2)	(5)(6)	—	—	—	—	18	5	(29)	(83)	(1)	—
Total long-term debt	$(473)	$(43)		$—	$—	$—	$—	$41	$5	$(29)	$(499)	$(42)	$—

Fannie Mae (In conservatorship) 2020 Form 10-K	F-75

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2019(1)
	Balance, December 31, 2018	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$32	$3		$—	$77	$(22)	$—	$(16)	$(108)	$79	$45	$1	$—
Other agency	—	—		—	—	—	—	—	—	1	1	—	—
Private-label and other mortgage securities	1	—		—	—	—	—	(1)	—	—	—	—	—
Total trading securities	$33	$3	(5)(6)	$—	$77	$(22)	$—	$(17)	$(108)	$80	$46	$1	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$152	$—		$7	$—	$—	$—	$(8)	$(103)	$123	$171	$—	$6
Alt-A and subprime private-label securities	24	5		(5)	—	(23)	—	(1)	—	—	—	—	—
Mortgage revenue bonds	434	1		(3)	—	(5)	—	(112)	—	—	315	—	(1)
Other	342	13		(10)	—	—	—	(37)	(3)	1	306	—	(8)
Total available-for-sale securities	$952	$19	(6)(7)	$(11)	$—	$(28)	$—	$(158)	$(106)	$124	$792	$—	$(3)

Mortgage loans	$937	$46	(5)(6)	$—	$—	$(52)	$—	$(136)	$(254)	$147	$688	$26	$—
Net derivatives	194	109	(5)	—	—	—	—	(119)	(10)	(12)	162	3	—
Long-term debt:
Of Fannie Mae:
Senior floating	(351)	(47)	(5)	—	—	—	—	—	—	—	(398)	(47)	—
Of consolidated trusts	(201)	(8)	(5)(6)	—	—	—	(2)	19	200	(83)	(75)	(4)	—
Total long-term debt	$(552)	$(55)		$—	$—	$—	$(2)	$19	$200	$(83)	$(473)	$(51)	$—

Fannie Mae (In conservatorship) 2020 Form 10-K	F-76

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2018
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2018(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2018(1)
	Balance, December 31, 2017	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2018
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$971	$163		$—	$1	$(1,059)	$—	$(1)	$(44)	$1	$32	$4	$—
Other agency	35	(1)		—	—	—	—	(1)	(33)	—	—	—	—
Private-label and other mortgage securities	195	(85)		—	—	—	—	(5)	(104)	—	1	—	—
Total trading securities	$1,201	$77	(5)(6)	$—	$1	$(1,059)	$—	$(7)	$(181)	$1	$33	$4	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$208	$2		$1	$—	$—	$—	$(10)	$(49)	$—	$152	$—	$—
Alt-A and subprime private-label securities	77	—		(45)	—	—	—	(4)	(4)	—	24	—	1
Mortgage revenue bonds	671	—		(7)	—	(22)	—	(208)	—	—	434	—	(2)
Other	357	28		(2)	—	—	—	(41)	—	—	342	—	1
Total available-for-sale securities	$1,313	$30	(6)(7)	$(53)	$—	$(22)	$—	$(263)	$(53)	$—	$952	$—	$—

Mortgage loans	$1,116	$38	(5)(6)	$—	$—	$—	$—	$(216)	$(162)	$161	$937	$14	$—
Net derivatives	134	(38)	(5)	—	—	—	—	45	53	—	194	40	—
Long-term debt:
Of Fannie Mae:
Senior floating	(376)	25	(5)	—	—	—	—	—	—	—	(351)	25	—
Of consolidated trusts	(582)	9	(5)(6)	—	—	—	1	44	541	(214)	(201)	(2)	—
Total long-term debt	$(958)	$34		$—	$—	$—	$1	$44	$541	$(214)	$(552)	$23	$—
(1)Gains (losses) included in other comprehensive income are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in our consolidated statements of operations and comprehensive income.
(2)Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts. For 2018, includes the dissolution of a Fannie Mae-wrapped private-label securities trust.
(3)Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.
(4)Amount represents temporary changes in fair value. Amortization, accretion and the impairment of credit losses (other-than-temporary impairment in years prior to 2020) are not considered unrealized and are not included in this amount.
(5)Gains (losses) are included in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
(6)Gains (losses) are included in “Net interest income” in our consolidated statements of operations and comprehensive income.
(7)Gains (losses) are included in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-77

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

	Fair Value Measurements as of December 31, 2020
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$95	Various
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	97	Consensus
	98	Various
Total agency	195
Alt-A and subprime private-label securities	2	Various
Mortgage Revenue Bonds	144	Single Vendor	Spreads (bps)	32.0	-	315.3	93.4
	72	Various
Total mortgage revenue bonds	216
Other	206	Discounted Cash Flow	Spreads (bps)	425.0	-	443.0	434.2
	29	Various
Total other	235
Total available-for-sale securities	$648
Net derivatives	$203	Dealer Mark
	130	Discounted Cash Flow
Total net derivatives	$333

	Fair Value Measurements as of December 31, 2019
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-78

Notes to Consolidated Financial Statements | Fair Value

disclosed unobservable inputs for consensus and single vendor techniques, those inputs are based on our validations performed at the security level using discounted cash flows.
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.
In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities as of December 31, 2020 or December 31, 2019 that were measured on a nonrecurring basis. We held $25 million and $274 million in Level 2 assets as of December 31, 2020 and December 31, 2019, respectively, comprised of mortgage loans held for sale and mortgage loans held for investment that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2020 or December 31, 2019.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of December 31,
	Valuation Techniques	2020	2019
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$754	$471
	Single Vendor	333	605
Total mortgage loans held for sale, at lower of cost or fair value		1,087	1,076

Single-family mortgage loans held for investment, at amortized cost	Internal Model	979	555

Multifamily mortgage loans held for investment, at amortized cost	Appraisals	225	—
	Asset Manager Estimate	—	24
	Internal Model	125	—
	Various	40	16
Total multifamily mortgage loans held for investment, at amortized cost		390	40

Acquired property, net:
Single-family	Accepted Offers	35	101
	Appraisals	89	362
	Internal Model	41	164
	Walk Forwards	85	240
	Various	11	51
Total single-family		261	918

Multifamily	Various	25	9
Total nonrecurring assets at fair value		$2,742	$2,598

Fannie Mae (In conservatorship) 2020 Form 10-K	F-79

Notes to Consolidated Financial Statements | Fair Value

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
Single Vendor: Uses one vendor price to estimate fair value. We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs (for example, spreads) are disclosed in the table above.
Dealer Mark: Uses one dealer price to estimate fair value. We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs (for example, spreads) are disclosed in the table above.
Consensus: Uses an average of two or more vendor prices for similar securities. We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs (for example, spreads) are disclosed in the table above.
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
Internal Model: The internal model used to value collateral contains four sub-component models: 1) Location Model, 2) Neighborhood Model, 3) Automated Valuation Model (“AVM”) Imputation Model and 4) Final Valuation Model. These models consider characteristics of the property, neighborhood, local housing markets, underlying loan and home price growth to derive a final estimated value.
These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-80

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
Mortgage Loans Held for Investment
Appraisals: We use appraisals to estimate the fair value for a portion of our multifamily loans based on either estimated replacement cost, the present value of future cash flows, or sales of similar properties. Significant unobservable inputs include estimated replacement or construction costs, property net operating income, capitalization rates, and adjustments made to sales of comparable properties based on characteristics such as financing, conditions of sale, and physical characteristics of the property.

Broker Price Opinion (“BPO”): We use BPOs to estimate the fair value for a portion of our multifamily loans. This technique uses both current property value and the property value adjusted for stabilization and market conditions. The unobservable inputs used in this technique are property net operating income and market capitalization rates to estimate property value.
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

Acquired Property, Net and Other Assets
Single-family acquired property valuation techniques
Accepted Offer: An Offer to Purchase Real Estate that has been submitted by a potential purchaser of an acquired property and accepted by Fannie Mae in a pending sale.
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

Asset and Liability Derivative Instruments (collectively “Derivatives”)
The valuation process for the majority of our risk management derivatives uses observable market data provided by third-party sources, resulting in Level 2 classification of the valuation hierarchy.
Single Vendor: We use one vendor price to estimate fair value. We generally validate these observations of fair value through the use of a discounted cash flow technique.
Clearing House: We use the clearing house-provided value for interest-rate derivatives which are transacted through a clearing house.
Internal Model: We use internal models to value interest-rate derivatives which are valued by referencing yield curves derived from observable interest rates and spreads to project and discount cash flows to present value.
Discounted Cash Flow: We use discounted cash flow to estimate fair value for credit enhancement derivatives related to CRT.
Level 2 and 3

Fannie Mae (In conservatorship) 2020 Form 10-K	F-81

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
Asset and Liability Derivative Instruments (collectively “Derivatives”)
Dealer Mark: Certain highly complex structured swaps primarily use a single dealer mark due to lack of transparency in the market and may be modeled using observable interest rates and volatility levels as well as significant unobservable assumptions, resulting in Level 3 classification of the valuation hierarchy. Mortgage commitment derivatives that use observable market data, quotes and actual transaction price levels adjusted for market movement are typically classified as Level 2 of the valuation hierarchy. To the extent mortgage commitment derivatives include adjustments for market movement that cannot be corroborated by observable market data, we classify them as Level 3 of the valuation hierarchy.
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
Level 2 and 3

Fannie Mae (In conservatorship) 2020 Form 10-K	F-82

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

	As of December 31, 2020
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$115,623	$97,179	$18,444	$—	$—	$115,623
Federal funds sold and securities purchased under agreements to resell or similar arrangements	28,200	—	28,200	—	—	28,200
Trading securities	136,542	130,456	5,991	95	—	136,542
Available-for-sale securities	1,697	—	1,049	648	—	1,697
Mortgage loans held for sale	5,197	—	116	5,502	—	5,618
Mortgage loans held for investment, net of allowance for loan losses	3,648,695	—	3,512,672	255,556	—	3,768,228
Advances to lenders	10,449	—	10,448	1	—	10,449
Derivative assets at fair value	1,225	—	1,748	382	(905)	1,225
Guaranty assets and buy-ups	115	—	—	258	—	258
Total financial assets	$3,947,743	$227,635	$3,578,668	$262,442	$(905)	$4,067,840
Financial liabilities:
Short-term debt:
Of Fannie Mae	$12,173	$—	$12,177	$—	$—	$12,177
Long-term debt:
Of Fannie Mae	277,399	—	288,414	878	—	289,292
Of consolidated trusts	3,646,164	—	3,756,673	31,584	—	3,788,257
Derivative liabilities at fair value	1,495	—	2,441	49	(995)	1,495
Guaranty obligations	127	—	—	82	—	82
Total financial liabilities	$3,937,358	$—	$4,059,705	$32,593	$(995)	$4,091,303

Fannie Mae (In conservatorship) 2020 Form 10-K	F-83

Notes to Consolidated Financial Statements | Fair Value

	As of December 31, 2019
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$61,407	$50,057	$11,350	$—	$—	$61,407
Federal funds sold and securities purchased under agreements to resell or similar arrangements	13,578	—	13,578	—	—	13,578
Trading securities	48,123	39,501	8,576	46	—	48,123
Available-for-sale securities	2,404	—	1,612	792	—	2,404
Mortgage loans held for sale	6,773	—	229	7,054	—	7,283
Mortgage loans held for investment, net of allowance for loan losses	3,327,389	—	3,270,535	127,650	—	3,398,185
Advances to lenders	6,453	—	6,451	2	—	6,453
Derivative assets at fair value	271	—	1,360	199	(1,288)	271
Guaranty assets and buy-ups	142	—	—	305	—	305
Total financial assets	$3,466,540	$89,558	$3,313,691	$136,048	$(1,288)	$3,538,009
Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$478	$—	$478	$—	$—	$478
Short-term debt:
Of Fannie Mae	26,662	—	26,667	—	—	26,667
Long-term debt:
Of Fannie Mae	155,585	—	164,144	401	—	164,545
Of consolidated trusts	3,285,139	—	3,312,763	31,827	—	3,344,590
Derivative liabilities at fair value	435	—	2,092	37	(1,694)	435
Guaranty obligations	154	—	—	97	—	97
Total financial liabilities	$3,468,453	$—	$3,506,144	$32,362	$(1,694)	$3,536,812

Fannie Mae (In conservatorship) 2020 Form 10-K	F-84

Notes to Consolidated Financial Statements | Fair Value

The following is a description of the valuation techniques we use for fair value measurement of our financial instruments as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in certain specific situations.

Instruments	Description	Classification
Financial instruments for which fair value approximates carrying value	We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, the majority of advances to lenders, and federal funds and securities sold/purchased under agreements to repurchase/resell.
Level 1 and 2
Federal funds and securities sold/purchased under agreements to repurchase/resell	The carrying value for the majority of these specific instruments approximates the fair value due to the short-term nature and the negligible inherent credit risk, as they involve the exchange of collateral that is easily traded. Were we to calculate the fair value of these instruments, we would use observable inputs.
Level 2
Mortgage loans held for sale	Loans are reported at the lower of cost or fair value in our consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are the same as for our HFI loans and are described under “Fair Value Measurement—Mortgage Loans Held for Investment” above. To the extent that significant inputs are unobservable, the loans are classified within Level 3 of the valuation hierarchy.
Level 2 and 3
Mortgage loans held for investment
For a description of loan valuation techniques, refer to “Fair Value Measurement—Mortgage Loans Held for Investment” described above. We measure the fair value of certain loans that are delivered under the Home Affordable Refinance Program® (“HARP®”) using a modified build-up approach while the loan is performing. Under this modified approach, we set the credit component of the consolidated loans (that is, the guaranty obligation) equal to the compensation we would currently receive for a loan delivered to us under the program because the total compensation for these loans is equal to their current exit price in the government-sponsored enterprise securitization market. If, subsequent to delivery, the refinanced loan becomes past due or is modified as a part of a troubled debt restructuring, the fair value of the guaranty obligation is then measured consistent with other loans that have similar characteristics.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-85

Notes to Consolidated Financial Statements | Fair Value

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of December 31,
	2020			2019
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$6,490	$3,728	$24,586	$7,825	$5,687	$21,880
Unpaid principal balance	6,046	3,518	21,408	7,514	5,200	19,653
(1)    Includes nonaccrual loans with a fair value of $139 million and $129 million as of December 31, 2020 and 2019, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2020 and 2019 is $8 million and $11 million, respectively. Includes loans that are 90 days or more past due with a fair value of $257 million and $80 million as of December 31, 2020 and 2019, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2020 and 2019 is $14 million and $10 million, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $263 million and $357 million and losses of $128 million for the years ended December 31, 2020, 2019 and 2018, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
We recorded losses of $432 million and $765 million and gains of $688 million for the years ended December 31, 2020, 2019 and 2018, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) 2020 Form 10-K	F-86

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
We lease certain premises and equipment under agreements that expire at various dates through August 31, 2037. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $94 million, $95 million and $100 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes by remaining maturity, non-cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements.

	As of December 31, 2020
	Loans and Mortgage-Related Securities(1)	Operating Leases(2)	Other(3)
	(Dollars in millions)
2021	$189,259	$55	$130
2022	—	66	83
2023	—	79	85
2024	—	81	5
2025	—	82	—
Thereafter	—	876	—
Total	$189,259	$1,239	$303
(1)Primarily includes mortgage commitment derivatives.
(2)Includes amounts related to office buildings and equipment leases.
(3)Includes purchase commitments for certain telecommunications services, computer software and services, and other agreements and commitments.

Fannie Mae (In conservatorship) 2020 Form 10-K	F-87

Notes to Consolidated Financial Statements | Selected Quarterly Financial Information (Unaudited)

17.  Selected Quarterly Financial Information (Unaudited)
The consolidated statements of operations for the quarterly periods in 2020 and 2019 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. Certain prior-period amounts have been reclassified to conform to the current-period presentation. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	For the 2020 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$316	$219	$177	$162
Available-for-sale securities	31	26	19	22
Mortgage loans	28,938	27,007	25,810	24,561
Federal funds sold and securities purchased under agreements to resell or similar arrangements	107	14	14	11
Other	34	25	33	43
Total interest income	29,426	27,291	26,053	24,799
Interest expense:
Short-term debt	(102)	(54)	(19)	(7)
Long-term debt	(23,977)	(21,460)	(19,378)	(17,706)
Total interest expense	(24,079)	(21,514)	(19,397)	(17,713)
Net interest income	5,347	5,777	6,656	7,086
Benefit (provision) for credit losses	(2,583)	(12)	501	1,416
Net interest income after benefit for credit losses	2,764	5,765	7,157	8,502
Investment gains (losses) , net	(158)	149	653	263
Fair value losses, net	(276)	(1,018)	(327)	(880)
Fee and other income	120	90	93	159
Non-interest income (loss)	(314)	(779)	419	(458)
Administrative expenses:
Salaries and employee benefits	(393)	(382)	(386)	(393)
Professional services	(212)	(231)	(230)	(248)
Other administrative expenses	(144)	(141)	(146)	(162)
Total administrative expenses	(749)	(754)	(762)	(803)
Foreclosed property expense	(80)	(10)	(71)	(16)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(637)	(660)	(679)	(697)
Credit enhancement expense	(376)	(360)	(325)	(300)
Change in expected credit enhancement recoveries	188	273	(48)	(180)
Other expenses, net	(218)	(261)	(313)	(339)
Total expenses	(1,872)	(1,772)	(2,198)	(2,335)
Income before federal income taxes	578	3,214	5,378	5,709
Provision for federal income taxes	(117)	(669)	(1,149)	(1,139)
Net income	461	2,545	4,229	4,570
Dividends distributed or amounts attributable to senior preferred stock	(476)	(2,532)	(4,216)	(4,566)
Net income (loss) attributable to common stockholders	$(15)	$13	$13	$4
Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	0.00	0.00	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,867	5,893	5,893	5,893

Fannie Mae (In conservatorship) 2020 Form 10-K	F-88

Notes to Consolidated Financial Statements | Selected Quarterly Financial Information (Unaudited)

	For the 2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$427	$432	$418	$350
Available-for-sale securities	53	45	40	37
Mortgage loans	29,862	29,511	29,072	28,929
Federal funds sold and securities purchased under agreements to resell or similar arrangements	263	257	178	145
Other	32	41	47	43
Total interest income	30,637	30,286	29,755	29,504
Interest expense:
Short-term debt	(125)	(119)	(125)	(132)
Long-term debt	(25,716)	(24,940)	(24,282)	(23,450)
Total interest expense	(25,841)	(25,059)	(24,407)	(23,582)
Net interest income	4,796	5,227	5,348	5,922
Benefit for credit losses	650	1,225	1,857	279
Net interest income after benefit for credit losses	5,446	6,452	7,205	6,201
Investment gains, net	133	461	253	923
Fair value gains (losses), net	(831)	(754)	(713)	84
Fee and other income	134	113	188	131
Non-interest income (loss)	(564)	(180)	(272)	1,138
Administrative expenses:
Salaries and employee benefits	(386)	(376)	(361)	(363)
Professional services	(225)	(233)	(241)	(268)
Other administrative expenses	(133)	(135)	(147)	(155)
Total administrative expenses	(744)	(744)	(749)	(786)
Foreclosed property expense	(140)	(128)	(96)	(151)
TCCA fees	(593)	(600)	(613)	(626)
Credit enhancement expense	(216)	(276)	(290)	(352)
Other expenses, net	(162)	(203)	(186)	(194)
Total expenses	(1,855)	(1,951)	(1,934)	(2,109)
Income before federal income taxes	3,027	4,321	4,999	5,230
Provision for federal income taxes	(627)	(889)	(1,036)	(865)
Net income	2,400	3,432	3,963	4,365
Dividends distributed or amounts attributable to senior preferred stock	(2,361)	(3,365)	(3,977)	(4,266)
Net income (loss) attributable to common stockholders	$39	$67	$(14)	$99
Earnings per share:
Basic	$0.01	$0.01	$0.00	$0.02
Diluted	0.01	0.01	0.00	0.02
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,893	5,762	5,893

Fannie Mae (In conservatorship) 2020 Form 10-K	F-89