Form 10-Q
period 2021-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2021-04-30
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of April 15, 2021, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2021 Form 10-Q	i

Fannie Mae First Quarter 2021 Form 10-Q	ii

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

We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. FHFA established 2021 performance objectives for us that included preparing for our eventual exit from conservatorship. Congress and the Administration continue to consider options for reform of the housing finance system, including Fannie Mae.

We are not currently permitted to pay dividends or other distributions to stockholders. Our agreements with the U.S. Department of the Treasury (“Treasury”) include a commitment from Treasury to provide us with funds to maintain a positive net worth under specified conditions; however, the U.S. government does not guarantee our securities or other obligations. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent developments relating to housing finance reform, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Risk Factors” in our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

You should read this MD&A in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2020 Form 10-K. You can find a “Glossary of Terms Used in This Report” in our 2020 Form 10-K.
Forward-looking statements in this report are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances, as we describe in “Forward-Looking Statements.” Future events and our future results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report and in our 2020 Form 10-K.
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States, with $4.1 trillion in assets as of March 31, 2021. Organized as a government-sponsored entity, Fannie Mae is a shareholder-owned corporation. Our charter is an act of Congress, and we have a mission under that charter to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. We were initially established in 1938.
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
Guaranty fees are set at the time we acquire loans and do not change over the life of the loan. How long a loan remains in our guaranty book is heavily dependent on interest rates. When interest rates decrease, a larger portion of our book of business turns over as more loans refinance. On the other hand, as interest rates increase, fewer loans refinance and our book turns over more slowly. Since guaranty fees are set at the time a loan is originated, the impact of any change in guaranty fees on future revenues is dependent on the rate at which newly originated loans replace the existing loans in our book of business.

Fannie Mae First Quarter 2021 Form 10-Q	1

MD&A | Executive Summary | Summary of Our Financial Performance
Executive Summary

Summary of Our Financial Performance

Q1 2021 vs. Q1 2020
•Net revenues increased $1.4 billion in the first quarter of 2021, compared with the first quarter of 2020, primarily due to an increase in net amortization income as a result of continued high prepayment volumes from loan refinancings in the first quarter of 2021 driven by the low interest-rate environment. High prepayments result in accelerated amortization of cost basis adjustments, including risk-based pricing adjustments and other upfront fees we received at the time of loan acquisition. We anticipate net revenues from prepayment activity will begin to slow in the second half of 2021, as we expect mortgage interest rates are likely to rise, resulting in fewer borrowers who can benefit from a refinancing. Lower levels of refinancing will likely slow the accelerated amortization of cost basis adjustments for loans in our book of business as loans remain outstanding for longer, and therefore will likely result in lower amortization income in any one period.
•Net income increased $4.5 billion in the first quarter of 2021 compared with the first quarter of 2020, primarily driven by a shift from credit-related expense in the first quarter of 2020 to credit-related income in the first quarter of 2021. Credit-related expense in the first quarter of 2020 was driven by economic dislocation caused by the COVID-19 pandemic. Credit-related income in the first quarter of 2021 was driven by a benefit for credit losses primarily due to higher actual and forecasted home prices, partially offset by higher actual and projected interest rates. Additional drivers of increased net income include the increase in net revenues from higher net amortization income discussed above and a shift from fair value losses to gains in the first quarter of 2021 primarily driven by our implementation of hedge accounting in January 2021.
•Net worth increased to $30.2 billion as of March 31, 2021 from $25.3 billion as of December 31, 2020. The increase is attributable to $5.0 billion of comprehensive income for the first quarter of 2021.
Long-term financial performance. Our long-term financial performance will depend on many factors, including:
•the size of and our share of the U.S. mortgage market, which in turn will depend upon population growth, household formation and housing supply;
•borrower performance, the guaranty fees we charge, and changes in macroeconomic factors, including home prices and interest rates; and

Fannie Mae First Quarter 2021 Form 10-Q	2

MD&A | Executive Summary | Summary of Our Financial Performance
•actions by FHFA, the Administration and Congress relating to our business and housing finance reform, including our capital requirements, our ongoing financial obligations to Treasury, restrictions on our activities and our business footprint, our competitive environment, requirements to support borrowers or the mortgage market, and actions we take in light of these conditions.
We discuss recent measures to address the economic impact of COVID-19 in the American Rescue Plan Act of 2021 (the “American Rescue Plan”) that may impact us in “Legislation and Regulation” and recent economic conditions in “Key Market Economic Indicators” in this report.
Liquidity Provided in the First Quarter of 2021
Through our single-family and multifamily business segments, we provided $422 billion in liquidity to the mortgage market in the first quarter of 2021, including $211 billion through our whole loan conduit that primarily supports small- to medium-sized lenders, enabling the financing of approximately 1.7 million home purchases, refinancings or rental units.
Fannie Mae Provided $422 Billion in Liquidity in the First Quarter of 2021

Unpaid Principal Balance	Units

$99B	340K Single-Family Home Purchases

$301B	1.1M Single-Family Refinancings

$22B	217K Multifamily Rental Units

We continued our commitment to green financing in the first quarter of 2021, issuing a total of $6.4 billion in multifamily green MBS, $37.4 million in single-family green MBS and $715.4 million in multifamily green resecuritizations. We also issued $3.1 billion in multifamily social MBS and $314.8 million in multifamily social resecuritizations in the first quarter of 2021. These social bonds represent our first issuance of social bonds and were issued in alignment with our Sustainable Bond Framework, which guides our issuances of sustainable debt bonds and sustainable MBS that support housing affordability and green financing. For information about our green bonds and our Sustainable Bond Framework, see “Directors, Executive Officers and Corporate Governance—ESG Matters” in our 2020 Form 10-K.
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Legislation and Regulation” in our 2020 Form 10-K. Also see “Risk Factors” in our 2020 Form 10-K for discussions of risks relating to legislative and regulatory matters.
American Rescue Plan
In March 2021, Congress enacted and the President signed the American Rescue Plan to address the economic dislocation and other burdens resulting from the COVID-19 pandemic. The act follows enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in March 2020 and the Consolidated Appropriations Act of 2021 in December 2020. The American Rescue Plan contains many provisions designed to mitigate the negative economic impact of the COVID-19 pandemic, including direct cash payments to eligible taxpayers below specified income limits, extended unemployment insurance benefits, and additional relief designed to prevent layoffs and business closures at small businesses. It also includes emergency rental assistance, emergency housing vouchers and funds to assist struggling homeowners with mortgage payments, property taxes, property insurance, utilities and other housing-related costs. We expect the funding provided under the American Rescue Plan will improve the ability of some single-family and multifamily borrowers to make payments on their loans.
Proposed CFPB Rule Regarding Foreclosure
On April 5, 2021, the Consumer Financial Protection Bureau (the “CFPB”) issued a proposed rule that, if finalized, would generally prohibit servicers from initiating any new foreclosure on a mortgage loan secured by the borrower’s principal residence until after December 31, 2021. The CFPB is considering providing limited exceptions from this prohibition if the servicer has completed its loss mitigation review and determined the borrower is not eligible for any non-foreclosure

Fannie Mae First Quarter 2021 Form 10-Q	3

MD&A | Legislation and Regulation
option or if the borrower has been unresponsive to servicer outreach. The proposed effective date of the rule is August 31, 2021 and public comments are due May 10, 2021. Fannie Mae has already suspended foreclosures and certain foreclosure-related activities for single-family properties, other than for vacant or abandoned properties, through at least June 30, 2021. If the period before foreclosures can be initiated is extended, it may impact the timing of when we realize credit losses from foreclosures and foreclosure-related activities. It could also increase our expected credit loss reserves, which could adversely affect our credit-related expenses.
Federal Eviction Moratorium
In March 2021, the Centers for Disease Control and Prevention (the “CDC”) extended through June 30, 2021 its order prohibiting the eviction of any tenant, lessee or resident of a residential property for nonpayment of rent, if such person provides a specified declaration attesting that they meet the requirements to obtain the protection of the order. The requirements to obtain the protection of the order include a specified income cap and an inability to pay full rent. Challenges to the CDC’s eviction moratorium order have been brought in a number of jurisdictions, and the validity of the CDC’s order remains subject to further litigation. While the CDC order does not impose any obligations on Fannie Mae or its servicers to ensure compliance by borrowers, a borrower’s income may be impacted by tenants who do not pay their rent while under the protection of the CDC order. As a result and as described in “Risk Factors” in our 2020 Form 10-K, these eviction moratoriums could adversely affect the ability of some of our borrowers to make payments on their loans.
New Refinance Option
On April 28, 2021, FHFA announced that it is directing Fannie Mae and Freddie Mac to implement a new refinance option targeting low-income borrowers with single-family mortgages backed by Fannie Mae and Freddie Mac. The initiative is intended to encourage eligible borrowers to take advantage of the current low interest-rate environment to refinance and lower both their interest rates and their monthly mortgage payments.
2020 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. We believe we met all of our single-family and multifamily housing goals for 2020. Final performance results will be determined and published by FHFA sometime after the release later this year of 2020 data reported by primary mortgage market originators under the Home Mortgage Disclosure Act. For more information on our housing goals, see “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Housing Goals” in our 2020 Form 10-K.
The Qualified Mortgage Patch
In December 2020, the CFPB published a final rule that eliminates the qualified mortgage patch and replaces the 43% debt-to-income (“DTI”) ratio limit and certain other requirements for a standard qualified mortgage with a pricing and underwriting framework. The final qualified mortgage rule went into effect in March 2021, with lenders required to comply beginning in July 2021. In April 2021, the CFPB published a final rule extending the mandatory compliance date to October 2022 and thereby also extending the qualified mortgage patch. The CFPB has indicated that it will consider changes to the final rule during the extended implementation timeframe. Although the rule’s implementation is delayed, the terms of our senior preferred stock purchase agreement with Treasury require that after July 2021 most single-family loans we purchase be qualified mortgages under the terms of the final rule that went into effect in March 2021. We do not expect the final qualified mortgage rule, as published, to impact our business significantly, but it may increase competition. See “Risk Factors—GSE and Conservatorship Risk” and “Risk Factors—Legal and Regulatory Risk” in our 2020 Form 10-K for more information on risks presented by regulatory changes in the financial services industry.

Fannie Mae First Quarter 2021 Form 10-Q	4

MD&A | Key Market Economic Indicators
Key Market Economic Indicators

Below we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments.
The COVID-19 pandemic has had a significant adverse effect on both the U.S. and global economies. Our forecasts and expectations are subject to many uncertainties, including the impact of the COVID-19 pandemic, and may change, perhaps substantially, from our current expectations.
Selected Benchmark Interest Rates
(1)According to Bloomberg.
(2)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac's Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
How interest rates can affect our financial results
•Net interest income. In a rising interest-rate environment, our mortgage loans tend to prepay more slowly. We amortize various cost basis adjustments over the life of the mortgage loan, including those relating to loan-level pricing adjustments we receive as upfront fees at the time we acquire single-family loans. As a result, any prepayment of a loan results in an accelerated realization of those upfront fees as income. Therefore, as loan prepayments slow, the accelerated realization of amortization income also slows. Conversely, in a declining interest-rate environment, our mortgage loans tend to prepay faster, typically resulting in the opposite trends of higher net amortization income from cost basis adjustments on mortgage loans and related debt.
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

Fannie Mae First Quarter 2021 Form 10-Q	5

MD&A | Key Market Economic Indicators
•In January 2021, we began applying fair value hedge accounting to reduce the impact of changes in interest rates, or the interest-rate effect, on our financial results. For additional information on how hedge accounting supports our interest-rate risk management strategy and our fair value hedge accounting policy, see “Consolidated Results of Operations—Hedge Accounting Impact,” “Risk Management—Market Risk Management, including Interest-Rate Risk Management—Earnings Exposure to Interest-Rate Risk” and “Note 1, Summary of Significant Accounting Policies.”
Single-Family Quarterly Home Price Growth Rate(1)
(1)Calculated internally using property data on loans purchased by Fannie Mae, Freddie Mac and other third-party home sales data. Fannie Mae’s home price index is a weighted repeat transactions index, measuring average price changes in repeat sales on the same properties. Fannie Mae’s home price index excludes prices on properties sold in foreclosure. Fannie Mae’s home price estimates are based on preliminary data and are subject to change as additional data becomes available.
Home prices and how they can affect our financial results
•Actual and forecasted home prices impact our provision or benefit for credit losses.
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
•Home prices also impact the growth and size of our guaranty book of business. As home prices rise, the principal balance of loans associated with purchase-money mortgages may increase, which affects the size of our book. Additionally, rising home prices can increase the amount of equity borrowers have in their home, which may lead to an increase in origination volumes for cash-out refinance loans with higher principal balances than the existing loan. Replacing existing loans with newly acquired cash-out refinances can affect the growth and size of our book.
•Home price growth in the first quarter of 2021 was unseasonably strong, driven by continued low interest rates and low levels of housing supply relative to the level of demand.
•We currently expect home price growth on a national basis in 2021 of 8.8%, which is a significant increase compared with our prior forecast but lower than the exceptionally strong home price growth of 10.6% in 2020. However, a higher-than-expected supply of homes available for sale or weaker-than-expected demand could lead to slower growth in home prices. We also expect significant regional variation in the timing and rate of home price growth.
•Our forecasts and expectations are subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations, including any continued impact from the COVID-19 pandemic. For example, home price growth could slow if GDP growth is weaker than we currently expect, if unemployment, particularly among existing homeowners and potential new home buyers, is higher than we expect, or if the housing market is more sensitive to economic and labor-market weaknesses than we expect. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”

Fannie Mae First Quarter 2021 Form 10-Q	6

MD&A | Key Market Economic Indicators
New Housing Starts(1)

10.2%
0.4%
(20.8)%
(39.4)%
35.4%
26.3%
18.4%
(9.7)%
28.3%
(5.9)%
1,485
517
968
1,079
313
766
1,432
395
1,037
1,584
357
1,227
1,613
458
1,155
1Q20
2Q20
3Q20
4Q20
1Q21
Single-family starts (in thousands)
Multifamily starts (in thousands)
% quarterly change in single-family housing starts
% quarterly change in multifamily housing starts

(1)According to U.S. Census Bureau and subject to revision. New housing starts for the first quarter of 2021 are based on Fannie Mae’s forecast.
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
•Growth of household formation stimulates homebuilding. Homebuilding has typically been a cyclical leader, weakening prior to a slowdown in U.S. economic activity and accelerating prior to a recovery, which contributes to the growth of GDP and employment. However, the housing sector’s performance may vary from its historical precedent due to the many uncertainties surrounding future economic or housing policy as well as the continued impact of the COVID-19 pandemic on the economy and the housing market.
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
•Home sales fell in the first quarter of 2021, declining from the high pace seen at the end of 2020. We expect a continued lack of new and existing homes available for sale will likely continue to constrain sales into the second quarter.
•Strong pricing, given both the current strength in demand and low supply of existing and new homes available for sale, should support construction and we expect single-family housing starts in 2021 to exceed 2020 levels by 23.8%. We also expect housing activity to remain strong throughout 2021.
•Construction demand in the multifamily sector strengthened at the beginning of 2021, with multifamily starts posting a solid increase in the first quarter. We expect a modest pullback in the second quarter before multifamily starts remain mostly flat for the second half of 2021; we project multifamily starts to edge up about 1.0% on an annual basis in 2021.

Fannie Mae First Quarter 2021 Form 10-Q	7

MD&A | Key Market Economic Indicators
GDP, Unemployment Rate and Personal Consumption

3.8%
3.6%
3.5%
3.6%
4.4%
11.1%
41.0%
33.4%
7.8%
6.7%
6.0%
10.7%
6.4%
1.8%
2.9%
3.7%
1.5%
2.7%
2.6%
1.6%
2.4%
(6.9)%
(5.0)%
(33.2)%
(31.4)%
2.3%
4.3%
1Q19
2Q19
3Q19
4Q19
1Q20
2Q20
3Q20
4Q20
1Q21
Growth (decline) in U.S. personal consumption, annualized percentage change¹
Growth (decline) in GDP, annualized percentage change¹
U.S. unemployment rate, as of period end²

(1)GDP growth (decline) and personal consumption growth (decline) are based on the quarterly series calculated by the Bureau of Economic Analysis and are subject to revision.
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
•The economic recovery from the impact of the COVID-19 pandemic began in the second half of 2020 and continued its momentum in the first quarter of 2021 as additional government stimulus measures were passed with the American Rescue Plan, vaccination rates increased, and many lockdown measures began to be lifted. This led to strong consumer spending and GDP growth. The pace and strength of economic recovery remains uncertain and will depend on a number of factors, including consumers’ eagerness to return to previously restricted activities, recovery of economic activity outside the U.S., global supply chain disruptions, the path of the COVID-19 pandemic, and the potential for higher inflation.
See “Risk Factors—Market and Industry Risk” in this report and in our 2020 Form 10-K for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.

Fannie Mae First Quarter 2021 Form 10-Q	8

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended March 31,

	2021	2020	Variance
	(Dollars in millions)
Net interest income(1)	$6,742	$5,347	$1,395
Fee and other income	87	120	(33)
Net revenues	6,829	5,467	1,362
Investment gains (losses), net	45	(158)	203
Fair value gains (losses), net(1)	784	(276)	1,060
Administrative expenses	(748)	(749)	1
Credit-related income (expenses):
Benefit (provision) for credit losses	765	(2,583)	3,348
Foreclosed property income (expense)	5	(80)	85
Total credit-related income (expenses)	770	(2,663)	3,433
TCCA fees	(731)	(637)	(94)
Credit enhancement expense(2)	(284)	(376)	92
Change in expected credit enhancement recoveries(3)	(31)	188	(219)
Other expenses, net(4)	(319)	(218)	(101)
Income before federal income taxes	6,315	578	5,737
Provision for federal income taxes	(1,322)	(117)	(1,205)
Net income	$4,993	$461	$4,532
Total comprehensive income	$4,966	$476	$4,490
(1)In January 2021, we began applying fair value hedge accounting. For qualifying hedging relationships, fair value changes attributable to movements in the designated benchmark interest rates for hedged mortgage loans and funding debt and the fair value change of the designated portion of the paired interest-rate swaps are recognized in “Net interest income.” In prior years, all fair value changes for interest-rate swaps were recognized in “Fair value gains (losses), net.” See “Hedge Accounting Impact” below and “Note 1, Summary of Significant Accounting Policies” for more information about our hedge accounting program.
(2)Consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) programs, enterprise-paid mortgage insurance (“EPMI”), and certain lender risk-sharing programs.
(3)Consists of change in benefits recognized from our freestanding credit enhancements, including any realized amounts.
(4)Consists of debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs, servicer fees paid in connection with certain loss mitigation activities, and gains and losses from partnership investments.
Hedge Accounting Impact
Our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. Specifically, we have exposure to earnings volatility that is driven by changes in interest rates in two primary areas: our net portfolio and our consolidated MBS trusts. The exposure in the net portfolio is primarily driven by changes in the fair value of risk management derivatives, mortgage commitments, and certain assets, primarily securities, that are carried at fair value. The exposure related to our consolidated MBS trusts primarily relates to changes in our credit loss reserves driven by changes in interest rates.
To help address this volatility, we began applying fair value hedge accounting in January 2021 to reduce the current-period impact on our earnings related to changes in interest rates, particularly the London Inter-bank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”). Hedge accounting aligns the timing of when we recognize fair value changes in hedged items attributable to these benchmark interest-rate movements with fair value changes in the hedging instrument.

Fannie Mae First Quarter 2021 Form 10-Q	9

MD&A | Consolidated Results of Operations
Under our hedge accounting program, we establish fair value hedging relationships between risk management derivatives, specifically interest-rate swaps, and qualifying portfolios of mortgage loans or funding debt. For hedging relationships that are highly effective, we recognize changes in the fair value of the hedged mortgage loans or funding debt attributable to movements in the benchmark interest rate in net interest income. We then offset that impact with the changes in fair value of the designated interest-rate swap. This has the effect of deferring the recognition of gains and losses on the hedging instrument to future periods by recognizing the offsetting gain or loss on the hedged item as a cost basis adjustment on the underlying loans or funding debt at the end of the hedge term. The cost basis adjustment is then subsequently amortized back into earnings. Accordingly, for the first quarter of 2021 we deferred $1.2 billion in fair value losses as cost basis adjustments on our hedged loans and funding debt that will be amortized through “Net interest income” over the contractual life of the respective hedged items.
Although hedge accounting reduces the earnings volatility related to benchmark interest rate movements in any given period, it does not impact the amount of interest-rate-driven gains or losses we will ultimately recognize through earnings.
While we expect the earnings volatility related to benchmark interest rate movements to be meaningfully reduced as a result of our adoption of hedge accounting, earnings variability driven by other factors, such as spreads, remains. In addition, hedge accounting is not designed to address earnings volatility driven by changes in cost basis amortization recognized in net interest income, which can be influenced by interest rate changes.
See “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for additional discussion of our fair value hedge accounting policy and related disclosures.
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
We recognize almost all of our guaranty fee revenue in net interest income because we consolidate the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts in our condensed consolidated balance sheets. Guaranty fees from these loans overwhelmingly account for the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.
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
As discussed above, beginning in January 2021, we recognize fair value changes attributable to movements in benchmark interest rates for hedged mortgage loans and funding debt and total fair value changes for designated interest-rate swaps, as well as the amortization of hedge-related basis adjustments on the associated mortgage loans or funding debt and any related interest accrual on the swap, as a component of net interest income. The income or expense associated with this activity is presented in the hedge accounting line item in the table below.

Fannie Mae First Quarter 2021 Form 10-Q	10

MD&A | Consolidated Results of Operations
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended March 31,
	2021	2020	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$3,197	$2,600	$597
Base guaranty fee income related to TCCA(2)	731	637	94
Net amortization income(3)	2,526	1,506	1,020
Total net interest income from guaranty book of business	6,454	4,743	1,711
Net interest income from portfolios	266	604	(338)
Income from hedge accounting(4)	22	—	22
Total net interest income	$6,742	$5,347	$1,395
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
(3)Net amortization income refers to the amortization of premiums and discounts on mortgage loans and debt of consolidated trusts. These cost basis adjustments represent the difference between the initial fair value and the carrying value of these instruments as well upfront fees we receive at the time of loan acquisition. It does not include the amortization of cost basis adjustments resulting from hedge accounting, which is included in income from hedge accounting.
(4)For the first quarter of 2021, income from hedge accounting includes contractual interest accruals and fair value losses for designated interest-rate swaps of $1,124 million offset by $1,146 million of gains from hedged mortgage loans and funding debt, net of $13 million in hedge-related amortization expense.
Net interest income increased in the first quarter of 2021 compared with the first quarter of 2020, driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
•Higher net amortization income. A continued low interest-rate environment in the first quarter of 2021 led to elevated prepayment volumes as loans refinanced, which accelerated the amortization of cost basis adjustments, including upfront fees we recognize over the contractual life of the loans, on mortgage loans of consolidated trusts and the related debt.
•Higher base guaranty fee income. An increase in the size of our guaranty book of business was the primary driver of the increase in base guaranty fee income in the first quarter of 2021.
•Lower income from portfolios. Lower yields in the first quarter of 2021 on mortgage loans and assets in our other investments portfolio, partially offset by a decrease in interest expense on our funding debt due to a decrease in average borrowing costs, contributed to a decline in income from portfolios in the first quarter of 2021. We discuss the impact of COVID-19 on our funding needs and funding activity in “Liquidity and Capital Management—Liquidity Management—Debt Funding.”
Though mortgage rates modestly increased over the first quarter of 2021, we continued to be in a historically low interest-rate environment, contributing to continued mortgage refinance activity and high levels of amortization income. Because a large portion of our book of business has been and is expected to be originated in this historically low interest-rate environment, we anticipate that refinancing activity will begin to slow in the second half of 2021 as fewer borrowers can benefit from a refinancing as we expect interest rates will likely rise. Lower levels of refinancing in the future will likely slow the rate at which we amortize cost basis adjustments and therefore will likely result in lower amortization income in any one period as the average life of our outstanding book of business may extend as our book of business turns over more slowly. In addition, a slower turnover rate would limit the impact that changes in our guaranty fees have on our future revenues as any changes would take longer to meaningfully impact the average charged guaranty fee on our total book of business.
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income for up to six months of delinquency provided that the loans were either current at March 1, 2020 or originated after March 1, 2020, and collection of principal and interest is reasonably assured. For those loans where we have provided relief beyond six

Fannie Mae First Quarter 2021 Form 10-Q	11

MD&A | Consolidated Results of Operations
months of delinquency, we continue to accrue interest income provided that the loan remains in a forbearance arrangement and collection of principal and interest continues to be reasonably assured. This resulted in a large portion of delinquent loans, including those in a forbearance arrangement, remaining on accrual status as of March 31, 2021. See “Note 3, Mortgage Loans” for more information about our nonaccrual accounting policy and “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for details about loans in forbearance, as well as on-balance sheet loans past due 90 days or more and continuing to accrue interest.
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of unpaid principal balance net of unamortized cost basis adjustments. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. For the first quarter of 2021, net interest income was impacted by the application of fair value hedge accounting beginning in January 2021.

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae(2)	$109,537	$825	3.01%	$101,765	$1,016	3.99%
Mortgage loans of consolidated trusts(2)	3,600,116	22,528	2.50	3,259,557	27,922	3.43
Total mortgage loans(3)	3,709,653	23,353	2.52	3,361,322	28,938	3.44
Mortgage-related securities	7,403	42	2.27	10,875	99	3.64
Non-mortgage-related securities(4)	164,404	117	0.28	64,806	248	1.51
Federal funds sold and securities purchased under agreements to resell or similar arrangements	60,103	8	0.05	29,335	107	1.44
Advances to lenders	10,965	42	1.53	6,416	34	2.10
Total interest-earning assets	$3,952,528	23,562	2.38%	$3,472,754	29,426	3.39%
Interest-bearing liabilities:
Short-term funding debt	$9,779	(3)	0.12%	$31,842	(102)	1.27%
Long-term funding debt(2)	259,737	(760)	1.17	135,415	(787)	2.32
Connecticut Avenue Securities® (“CAS”) debt	14,804	(153)	4.13	20,536	(289)	5.63
Total debt of Fannie Mae	284,320	(916)	1.29	187,793	(1,178)	2.51
Debt securities of consolidated trusts held by third parties	3,643,848	(15,904)	1.75	3,281,716	(22,901)	2.79
Total interest-bearing liabilities	$3,928,168	(16,820)	1.71%	$3,469,509	(24,079)	2.78%
Net interest income/net interest yield		$6,742	0.68%		$5,347	0.62%
(1)Includes the effects of discounts, premiums and other cost basis adjustments. For the first quarter of 2021, includes cost basis adjustments related to hedge accounting.
(2)Includes income of $22 million from hedged funding debt, hedged mortgage loans and paired interest-rate swaps for the first quarter of 2021. Substantially all of this amount is related to the hedged funding debt and paired interest-rate swaps. There was no income or expense from hedge accounting for the first quarter of 2020.
(3)Average balance includes mortgage loans on nonaccrual status. For nonaccrual mortgage loans not subject to the COVID-19-related nonaccrual guidance, interest income is recognized when cash is received. Interest income from the amortization of loan fees, primarily consisting of upfront cash fees and yield maintenance fees, was $2.5 billion and $1.6 billion for the first quarter of 2021 and 2020, respectively.

Fannie Mae First Quarter 2021 Form 10-Q	12

MD&A | Consolidated Results of Operations
(4)Consists of cash, cash equivalents and U.S. Treasury securities.
Analysis of Deferred Amortization Income
We initially recognize mortgage loans and debt of consolidated trusts in our condensed consolidated balance sheets at fair value. The difference between the initial fair value and the carrying value of these instruments is recorded as a cost basis adjustment, either as a premium or a discount, in our condensed consolidated balance sheets. We amortize these cost basis adjustments over the contractual lives of the loans or debt. On a net basis, for mortgage loans and debt of consolidated trusts, we are in a premium position with respect to debt of consolidated trusts, which represents deferred income we will recognize in our condensed consolidated statements of operations and comprehensive income as net interest income in future periods.
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
As discussed above in “Hedge Accounting Impact,” we began applying fair value hedge accounting in January 2021 to reduce earnings volatility in our financial statements driven by changes in interest rates. Accordingly, we now recognize the fair value gains and losses and the contractual interest income and expense associated with risk management derivatives in qualifying hedging relationships in net interest income. Prior to the implementation of our hedge accounting program, these fair value changes were included in fair value gains (losses), net. Derivatives not designated in hedging relationships are unaffected by this change.
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps	$43	$(106)
Net change in fair value during the period	(1,011)	(255)
Impact on risk management derivatives fair value losses, net due to the reclassification of hedged amounts to net interest income(1)	1,124	—
Risk management derivatives fair value gains (losses), net	156	(361)
Mortgage commitment derivatives fair value gains (losses), net	1,082	(993)
Credit enhancement derivatives fair value losses, net	(90)	(11)
Total derivatives fair value gains (losses), net	1,148	(1,365)
Trading securities gains (losses), net	(758)	647
CAS debt fair value gains (losses), net	(1)	637
Other, net(2)	395	(195)
Fair value gains (losses), net	$784	$(276)
(1)Consists of the reclassification of $1,178 million in fair value losses and $54 million of contractual interest income for designated interest-rate swaps as a result of fair value hedge accounting.

Fannie Mae First Quarter 2021 Form 10-Q	13

MD&A | Consolidated Results of Operations
(2)Consists of fair value gains and losses on non-CAS debt and mortgage loans held at fair value.
Fair value gains in the first quarter of 2021 were primarily driven by:
•the application of hedge accounting resulting in a reclassification of fair value losses on designated interest-rate swaps to “net interest income;”
•increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period as interest rates increased; and
•decreases in the fair value of long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to increases in interest rates.
These gains were partially offset by losses on trading securities due to increases in U.S. Treasury yields during the period, which resulted in losses on fixed-rate securities held in our other investments portfolio.
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
Credit-Related Income (Expense)
Our credit-related income or expense can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed and the redesignation of loans from held for investment (“HFI”) to held for sale (“HFS”).
Our credit-related income or expense and our loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. As described below, since the onset of the COVID-19 pandemic in early 2020, our credit-related income or expense and our loss reserves have been significantly affected by our estimates of the impact of the COVID-19 pandemic, which require significant management judgment. Changes in our expectations regarding the length of time borrowers remain in forbearance, and even more significantly, the loss mitigation outcomes of affected borrowers after the forbearance period ends, remain uncertain and can affect the amount of credit-related income or expense we recognize. Although we believe the estimates underlying our allowance are reasonable, we may observe future volatility in these estimates as we continue to observe actual loan performance data and update our models and assumptions relating to this unprecedented event.

Fannie Mae First Quarter 2021 Form 10-Q	14

MD&A | Consolidated Results of Operations
Benefit (Provision) for Credit Losses
The table below provides a quantitative analysis of the drivers of our single-family and multifamily benefit or provision for credit losses and the change in expected credit enhancement recoveries. The benefit or provision for credit losses includes our benefit or provision for loan losses, accrued interest receivable losses and our guaranty loss reserves, and excludes credit losses on our available-for-sale (“AFS”) securities. It also excludes the transition impact of adopting Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments, (the “CECL standard”), which was recorded as an adjustment to retained earnings as of January 1, 2020. Many of the drivers that contribute to our benefit or provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates.

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)(2)	$(63)	$3
Redesignation of loans from HFI to HFS	307	175
Actual and forecasted home prices	1,179	(921)
Actual and projected interest rates	(892)	1,257
Changes in assumptions regarding COVID-19 forbearance and change in actual and expected loan delinquencies(1)(3)	127	(2,587)
Other(5)	4	(97)
Single-family benefit (provision) for credit losses	662	(2,170)
Multifamily benefit (provision) for credit losses:
Changes in loan activity(2)	(119)	(22)
Actual and projected interest rates	(19)	216
Actual and projected economic data(4)	315	—
Estimated impact of the COVID-19 pandemic	54	(636)
Other(5)	(128)	32
Multifamily benefit (provision) for credit losses	103	(410)
Total benefit (provision) for credit losses	$765	$(2,580)

Change in expected credit enhancement recoveries:(6)
Single-family	$(16)	$58
Multifamily	(22)	127
Total change in expected credit enhancement recoveries	$(38)	$185
(1)Prior-period amounts have been adjusted to conform to the current-year presentation to include changes in the allowance due to loan delinquency.
(2)Primarily consists of loan liquidations, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). For multifamily, changes in loan activity also includes changes in the allowance due to loan delinquencies and the impact of changes in debt service coverage ratios (“DSCRs”) based on updated property financial information, which is used to assess loan credit quality.
(3)Includes changes in the allowance due to assumptions regarding loss mitigation when loans exit forbearance, as well as adjustments to modeled results.
(4)For the three months ended March 31, 2020, the impact of actual and projected economic data is grouped with “Estimated impact of the COVID-19 pandemic” as these impacts were driven by the pandemic.
(5)Includes provision for allowance for accrued interest receivable. For single-family, also includes changes in the reserve for guaranty losses that are not separately included in the other components. For multifamily, also includes the impact of credit model enhancements implemented in the first quarter of 2021.

Fannie Mae First Quarter 2021 Form 10-Q	15

MD&A | Consolidated Results of Operations
(6)Includes changes in expected credit enhancement recoveries only for active loans. Recoveries received after foreclosure, which are included in “Change in expected credit enhancement recoveries” in “Summary of Condensed Consolidated Results of Operations,” are not included.
Single-Family Benefit (Provision) for Credit Losses
The primary factors that contributed to our single-family benefit for credit losses in the first quarter of 2021 were:
•Benefit from actual and expected home price growth. During the first quarter of 2021, home price growth was unseasonably strong. We also increased our expectations for home price growth on a national basis for full-year 2021. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price appreciation in the first quarter of 2021 and our home price forecast.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. After a temporary pause in sales of nonperforming and reperforming loans, we resumed our plans for sales late in the first quarter of 2021. As a result, we redesignated certain reperforming single-family loans from HFI to HFS, as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a benefit for credit losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and change in actual and expected loan delinquencies. Management continues to apply its judgment and supplement model results as of March 31, 2021, due to continued uncertainty regarding the loss mitigation outcomes of borrowers in forbearance, and uncertainty regarding the future impact of the pandemic, including the efficacy of the COVID-19 vaccines on new strains of the virus and its effect on the economy. Although uncertainty remains, our expected credit losses as a result of the COVID-19 pandemic decreased in the first quarter of 2021, driven by the passage of the American Rescue Plan, which provides additional economic stimulus and helps support the continued economic recovery. In addition, decreased political uncertainty compared with the end of 2020 combined with the increased progression of the COVID-19 vaccines rollout lessened expectations of credit losses. Based on these factors in the first quarter of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model.
The impact of these factors was partially offset by the impact of the following factor, which reduced our single-family benefit for credit losses recognized in the first quarter of 2021:
•Provision from higher actual and projected interest rates. Although we continue to be in a historically low interest-rate environment, actual and projected interest rates rose in the first quarter of 2021. As mortgage interest rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans. Lower expected prepayments extend the expected lives of modified loans, which increases the expected impairment relating to term and interest-rate concessions provided on these loans, resulting in a provision for credit losses.
The primary factors that impacted our single-family provision for credit losses in the first quarter of 2020 were:
•Expected credit losses as a result of the COVID-19 pandemic. Given the rapidly changing and deteriorating market conditions in the first quarter of 2020 as a result of the unprecedented COVID-19 pandemic, we believed our model used to estimate single-family credit losses as of March 31, 2020 did not capture the entirety of losses we expected to incur relating to COVID-19. As a result, management used its judgment to increase the loss projections developed by our credit loss model to reflect our expectations at that time relating to COVID-19’s impact. These judgments included adjusting our modeled results for (1) the expected impact of widespread forbearance programs, including the rate of borrower participation, and the volume and type of loan modifications as a result thereof, (2) the effect of troubled debt restructuring (“TDR”) accounting relief from the CARES Act, and (3) lower expected prepayment volumes given the sharp rise in unemployment rates that were expected to stay elevated over the near term. In developing the model adjustment, management considered the credit risk profile of our single-family loan book of business at that time, as well as relevant historical credit loss experience during rare or stressful economic environments.
•A decrease in our expectations for home price growth. In the first quarter of 2020, we revised our forecast to reflect near zero home price appreciation on a national basis for 2020 due to COVID-19 market disruptions. Lower home prices increase the likelihood that loans will default and increase the amount of credit loss on

Fannie Mae First Quarter 2021 Form 10-Q	16

MD&A | Consolidated Results of Operations
loans that do default, which impacts our estimate of losses and ultimately increases our loss reserves and provision for credit losses.
•These factors were partially offset by lower actual and projected mortgage interest rates. As mortgage interest rates declined, we expected an increase in future prepayments on single-family loans, including modified loans. As noted above, we adjusted downward our modeled expectation of prepayment volumes due to the COVID-19 pandemic, which reduced this modeled benefit from interest rates.
Multifamily Benefit (Provision) for Credit Losses
The primary factors that impacted our multifamily benefit for credit losses in the first quarter of 2021 were:
•Benefit from actual and projected economic data. In the first quarter of 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan defaults resulting in a benefit for credit losses for the quarter.
•Benefit from changes in expected credit losses as a result of the COVID-19 pandemic. Similar to our single-family provision for credit losses described above, management continues to apply its judgment and supplement model results as of March 31, 2021, due to continued uncertainty regarding the future impact of the pandemic, including the efficacy of the COVID-19 vaccines on new strains of the virus and its effect on the economy. Although uncertainty remains, our expected credit losses as a result of the COVID-19 pandemic decreased in the first quarter of 2021 driven by positive economic growth and the passage of the American Rescue Plan, which provided additional economic stimulus. Based on these factors in the first quarter of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model.
Our multifamily provision for credit losses in the first quarter of 2020 was primarily driven by:
•Expected credit losses as a result of the COVID-19 pandemic. Consistent with the 2020 single-family provision for credit losses discussed above, we believed our model used to estimate multifamily credit losses as of March 31, 2020 did not capture the entirety of losses we expected to incur relating to the economic dislocation caused by the COVID-19 pandemic. As a result, management used its judgment to increase the loss projections developed by our credit loss model to reflect our expectations at that time relating to COVID-19’s impact. Accordingly, our multifamily provision for credit losses was primarily driven by higher expected unemployment rates, which we expected would increase the number of loans in forbearance and reduce property net operating income in the near term, thereby decreasing forecasted property values and increasing the probability of loan default. In developing these adjustments, management considered the credit risk profile of our multifamily loan book of business at that time, as well as relevant historical credit loss experience during rare or stressful economic environments.

Fannie Mae First Quarter 2021 Form 10-Q	17

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2021	December 31, 2020	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$81,475	$66,537	$14,938
Restricted cash and cash equivalents	87,803	77,286	10,517
Investments in securities	112,758	138,239	(25,481)
Mortgage loans:
Of Fannie Mae	111,097	117,911	(6,814)
Of consolidated trusts	3,638,411	3,546,533	91,878
Allowance for loan losses	(9,628)	(10,552)	924
Mortgage loans, net of allowance for loan losses	3,739,880	3,653,892	85,988
Deferred tax assets, net	12,516	12,947	(431)
Other assets	35,671	36,848	(1,177)
Total assets	$4,070,103	$3,985,749	$84,354
Liabilities and equity
Debt:
Of Fannie Mae	$273,442	$289,572	$(16,130)
Of consolidated trusts	3,740,538	3,646,164	94,374
Other liabilities	25,898	24,754	1,144
Total liabilities	4,039,878	3,960,490	79,388
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(90,611)	(95,577)	4,966
Total equity	30,225	25,259	4,966
Total liabilities and equity	$4,070,103	$3,985,749	$84,354
Cash and Cash Equivalents and Federal Funds Sold and Securities Purchased under Agreements to Resell or Similar Arrangements, Restricted Cash and Cash Equivalents and Investments in Securities
The increase in cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements from December 31, 2020 to March 31, 2021 was offset by a decrease in investments in securities, driven by a shift to investments in federal funds sold and securities purchased under agreements to resell and similar arrangements as of March 31, 2021 as compared with investments in U.S. Treasury securities at December 31, 2020. The overall net amount decreased primarily driven by a decrease in funding debt issuances during the period resulting in net cash outflows for the quarter, which we discuss in “Liquidity and Capital Management—Cash Flows.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of March 31, 2021 compared with December 31, 2020, primarily driven by an increase in mortgage loans due to acquisitions, primarily from continued high refinancing activity, outpacing liquidations and sales.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”

Fannie Mae First Quarter 2021 Form 10-Q	18

MD&A | Consolidated Balance Sheet Analysis
Debt
The decrease in debt of Fannie Mae from December 31, 2020 to March 31, 2021 was primarily due to decreased funding needs. The increase in debt of consolidated trusts from December 31, 2020 to March 31, 2021 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our net equity increased as of March 31, 2021 compared with December 31, 2020 by the amount of our comprehensive income recognized during the first quarter of 2021.
The aggregate liquidation preference of the senior preferred stock increased to $146.8 billion as of March 31, 2021 and will further increase to $151.7 billion as of June 30, 2021 due to the $5.0 billion increase in our net worth during the first quarter of 2021.
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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of March 31, 2021 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The modest decrease in our retained mortgage portfolio as of March 31, 2021 compared with December 31, 2020 was primarily due to payoffs during the first quarter of 2021 in our loss mitigation loans driven by mortgage refinance activity.

Fannie Mae First Quarter 2021 Form 10-Q	19

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities” or “Mortgage loans of Fannie Mae” in our Summary of Condensed Consolidated Balance Sheets.

Retained Mortgage Portfolio
	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$34,849	$34,810
Mortgage loans	45,194	45,895
Total lender liquidity	80,043	80,705
Loss mitigation mortgage loans(2)	53,267	56,315
Other:
Reverse mortgage loans	11,618	12,388
Mortgage loans	4,079	4,881
Reverse mortgage securities(3)	7,118	7,185
Private-label and other securities	450	473
Fannie Mae-wrapped private-label securities	510	521
Mortgage revenue bonds	162	182
Total other	23,937	25,630
Total retained mortgage portfolio	$157,247	$162,650

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$150,397	$154,943
Multifamily mortgage loans and mortgage-related securities	$6,850	$7,707
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans classified as TDRs that were on accrual status of $26.1 billion and $29.4 billion as of March 31, 2021 and December 31, 2020, respectively, and single-family loans on nonaccrual status of $19.6 billion as of March 31, 2021 and December 31, 2020. Includes multifamily loans classified as TDRs that were on accrual status of $24 million and $20 million as of March 31, 2021 and December 31, 2020, respectively, and multifamily loans on nonaccrual status of $533 million and $536 million as of March 31, 2021 and December 31, 2020, respectively.
(3)Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.
The amount of mortgage assets that we may own is capped at $250 billion and will decrease to $225 billion on December 31, 2022 under the terms of our senior preferred stock purchase agreement with Treasury. We are currently managing our business to a $225 billion cap pursuant to instructions from FHFA. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2020 Form 10-K for additional information on our portfolio cap.
We include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of March 31, 2021, 10% of the notional value of our interest-only securities was $2.2 billion, which is not included in the table above.
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
Except for loans that are in forbearance or that have been granted certain other types of loss mitigation options (such as a repayment plan or payment deferral), we have historically purchased loans from single-family MBS trusts when they become four consecutive monthly payments delinquent. In September 2020, FHFA instructed both us and Freddie Mac

Fannie Mae First Quarter 2021 Form 10-Q	20

MD&A | Retained Mortgage Portfolio
to extend the timeframe for our single-family delinquent loan buyout policy to 24 consecutively missed monthly payments (that is, loans that are 24 months past due) effective January 1, 2021. We expect that in most cases we nevertheless will purchase delinquent loans from single-family MBS trusts prior to the 24-month deadline under one of the exceptions to the FHFA directive, which includes loans that are permanently modified, loans subject to a short-sale or deed-in-lieu of foreclosure, loans that are paid in full and loans referred to foreclosure.
In support of our loss mitigation strategies, we purchased $1.5 billion of loans from our single-family MBS trusts in the first quarter of 2021, the substantial majority of which were delinquent, compared with $3.0 billion of loans purchased from single-family MBS trusts in the first quarter of 2020. We expect the amount of loans we buy out of trusts may increase, particularly in 2022, compared with 2020 as a result of COVID-19-related loan delinquencies and loss mitigation strategies, which may increase the size of our retained mortgage portfolio. However, the magnitude of any increase in our retained mortgage portfolio will depend on the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio. These factors are highly uncertain and depend on a number of things, including the length of time loans remain in forbearance, the duration of foreclosure suspensions, and the nature and success of our loss mitigation activities, including payment deferrals and repayment plans, which do not require us to purchase loans out of trust. Because of our mortgage asset limit, our business activities may be constrained. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for information on our loans in forbearance.
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
We and Freddie Mac issue single-family uniform mortgage-backed securities, or “UMBS®.” In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the to-be-announced (“TBA”) market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS, Supers®, Real Estate Mortgage Investment Conduit securities (“REMICs”) and other types of single-family or multifamily mortgage-backed securities.
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

Fannie Mae First Quarter 2021 Form 10-Q	21

MD&A | Guaranty Book of Business
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 89% and 90% of our guaranty book of business as of March 31, 2021 and December 31, 2020, respectively.

Composition of Fannie Mae Guaranty Book of Business
	As of
	March 31, 2021			December 31, 2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,380,576	$399,596	$3,780,172	$3,305,030	$386,379	$3,691,409
Government guaranty book of business(2)	19,659	2,180	21,839	20,777	2,268	23,045
Guaranty book of business	3,400,235	401,776	3,802,011	3,325,807	388,647	3,714,454
Freddie Mac securities guaranteed by Fannie Mae(3)	154,623	—	154,623	137,316	—	137,316
Total Fannie Mae guarantees	$3,554,858	$401,776	$3,956,634	$3,463,123	$388,647	$3,851,770
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of approximately (i) $126.0 billion and $110.7 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of March 31, 2021 and December 31, 2020, respectively; and (ii) $28.7 billion and $26.6 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of March 31, 2021 and December 31, 2020, respectively.
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2021, we paid $603 million to the funds based on our new business purchases in 2020. For the first quarter of 2021, we recognized an expense of $177 million related to this obligation based on $422.2 billion in new business purchases during the period. We expect to pay this amount to the funds in 2022, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2021. See “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Affordable Housing Allocations” in our 2020 Form 10-K for more information regarding this obligation.

Fannie Mae First Quarter 2021 Form 10-Q	22

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
The chart below displays the net revenues and net income for each of our business segments for the first quarter of 2020 compared with the first quarter of 2021. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)

$5.9
$4.6
$4.4
$0.1
Q1 2020
Q1 2021
Single-Family net revenues
Single-Family net income

In the following sections, we describe each segment’s business metrics, financial results and credit performance. For an overview of how we are compensated for and manage the risk of credit losses through the life cycle of our loans and how we measure our credit risk, see "Business—Managing Mortgage Credit Risk” in our 2020 Form 10-K.
Single-Family Business

Our Single-Family business provides liquidity to the mortgage market primarily by acquiring single-family loans from lenders and securitizing those loans into Fannie Mae MBS, which are either delivered to the lenders or sold to investors or dealers.
This section supplements and updates information regarding our Single-Family business segment in our 2020 Form 10-K. See “MD&A—Single-Family Business” in our 2020 Form 10-K for additional information regarding the primary business activities, customers and competition of our Single-Family business.
Single-Family Mortgage Market
Housing activity slowed modestly in the first quarter of 2021 compared with the fourth quarter of 2020. Total home sales and single-family housing starts moderated due to near record-low inventory of available homes for sale, inclement weather in February, and construction capacity constraints. However, we expect solid gains in total home sales and single-family housing starts for full-year 2021 compared with 2020. Mortgage rates increased in the first quarter of 2021,

Fannie Mae First Quarter 2021 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Mortgage Market
and we expect additional increases this year, which will likely lead to a decline in total refinance originations for 2021 compared with 2020.
Total existing home sales averaged 6.3 million units annualized in the first quarter of 2021, compared with 6.7 million units in the fourth quarter of 2020, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales increased during the first quarter of 2021, averaging an annualized rate of 959,000 units, compared with 924,000 units in the fourth quarter of 2020.
The 30-year fixed mortgage rate averaged 3.08% in March 2021, compared with 2.68% in December 2020, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2021 will decrease from 2020 levels by approximately 12%, from an estimated $4.54 trillion in 2020 to $4.00 trillion in 2021, and that the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $2.89 trillion in 2020 to $2.11 trillion in 2021. Declining origination volume reduces the number of mortgages available for us to acquire, which affects our business volume. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Market Activity
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $403.7 billion for the first quarter of 2021, compared with $185.7 billion for the first quarter of 2020. This increase was driven by a high volume of refinance activity in the first quarter of 2021 due to historically low mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the first quarter of 2021 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
First Quarter 2021
We estimate our share of single-family mortgage-related securities issuances was 41% in the fourth quarter of 2020 and 37% in the first quarter of 2020.
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,272.0 billion as of March 31, 2021 and $3,200.9 billion as of December 31, 2020.

Fannie Mae First Quarter 2021 Form 10-Q	24

MD&A | Single-Family Business | Single-Family Business Metrics
Single-Family Business Metrics
Net interest income for our Single-Family business is driven by the guaranty fees we charge and the size of our single-family conventional guaranty book of business. Our business volume and growth in our guaranty book of business is affected by the rate of growth in total U.S. residential mortgage debt outstanding, the size of the U.S. residential mortgage market and our share of mortgage acquisitions. The guaranty fees we charge are based on the characteristics of the loans we acquire. We may adjust our guaranty fees in light of market conditions and to achieve return targets. As a result, the average charged guaranty fee on new acquisitions may fluctuate based on the credit quality and product mix of loans acquired, as well as market conditions and other factors.
We implemented an adverse market refinance fee effective December 1, 2020. The fee is intended to help us offset some of the higher projected expenses and risk due to COVID-19. For every $1 billion in eligible refinance loans we acquire, we will collect $5 million in adverse market refinance fees, which will be amortized into net interest income over the contractual life of the loans as a cost basis adjustment. See “Executive Summary—COVID-19 Impact” in our 2020 Form 10-K for additional information on the adverse market refinance fee.
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

Fannie Mae First Quarter 2021 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Business Metrics
Average charged guaranty fee on newly acquired conventional single-family loans is a metric management uses to measure the price we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the sum of the base guaranty fees charged during the period for our new single-family conventional guaranty arrangements, which we will receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments and the recently implemented adverse market refinance fee, based on an estimated average life at the time of acquisition. We use loan-level price adjustments, including various upfront risk-based fees, to price for the credit risk we assume in providing our guaranty. FHFA must approve changes to the national loan-level price adjustments we charge and can direct us to make other changes to our single-family guaranty fee pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fee decreased in the first quarter of 2021 compared with the first quarter of 2020. The decrease in average charged guaranty fee on new acquisitions was primarily due to an increase in our estimated average life of loans acquired in the first quarter of 2021 compared with the first quarter of 2020. Due to an increase in actual and projected mortgage rates in the first quarter of 2021 and as a result of a large portion of our book of business being originated in this historically low interest-rate environment, we expect slower prepayments in the future as fewer borrowers can benefit from refinancing as rates rise. Lower expected prepayments increases the estimated lives of the loans we acquire, thereby decreasing the rate at which we recognize upfront cash payments as income in our calculation of average charged guaranty fee. The impact of the change in estimated life was partially offset by the increase in guaranty fee from the implementation of the adverse market refinance fee in December 2020.

Single-Family Business Financial Results(1)
	For the Three Months Ended March 31,
	2021	2020	Variance
	(Dollars in millions)
Net interest income(2)	$5,894	$4,541	$1,353
Fee and other income	62	94	(32)
Net revenues	5,956	4,635	1,321
Investment gains (losses), net	64	(152)	216
Fair value gains (losses), net	740	(460)	1,200
Administrative expenses	(623)	(629)	6
Credit-related income (expense)(3)	679	(2,250)	2,929
TCCA fees(2)	(731)	(637)	(94)
Credit enhancement expense	(226)	(316)	90
Change in expected credit enhancement recoveries(4)	(16)	58	(74)
Other expenses, net(5)	(287)	(163)	(124)
Income before federal income taxes	5,556	86	5,470
Provision for federal income taxes	(1,162)	(18)	(1,144)
Net income	$4,394	$68	$4,326
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
Net Interest Income
Single-family net interest income increased in the first quarter of 2021 compared with the first quarter of 2020, driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”

Fannie Mae First Quarter 2021 Form 10-Q	26

MD&A | Single-Family Business | Single-Family Business Financial Results
Fair Value Gains (Losses), Net
Fair value gains, net in the first quarter of 2021 were largely impacted by the implementation of our hedge accounting program resulting in a reclassification of fair value losses on designated interest-rate swaps to “net interest income.” Fair value gains, net were also driven by gains as a result of increases in the fair value of mortgage commitment derivatives, which were partially offset by losses on trading securities.
Fair value losses, net in the first quarter of 2020 were primarily driven by decreases in the fair value of our mortgage commitments and risk management derivatives, partially offset by fair value gains on trading securities and CAS debt.
The drivers of fair value gains (losses), net for the Single-Family segment are consistent with the drivers of fair value gains, net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
For information on the implementation of our hedge accounting program and its impact on our financial statements, see “Consolidated Results of Operations—Hedge Accounting Impact” and “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Credit-Related Income (Expense)
Credit-related income for the first quarter of 2021 was driven by a benefit for credit losses due primarily to higher actual and forecasted home prices, partially offset by higher actual and projected interest rates.
Credit-related expense for the first quarter of 2020 was primarily driven by an increase in our allowance for loan losses due to losses we expected to incur as a result of the COVID-19 pandemic using an expected lifetime loss methodology consistent with our implementation of the CECL standard.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for more information on the primary factors that contributed to our single-family credit-related income (expense).
Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2020 Form 10-K. For an overview of key elements of our mortgage credit risk management, see “Business—Managing Mortgage Credit Risk” in our 2020 Form 10-K. For additional information on our acquisition and servicing policies, underwriting and servicing standards, quality control process, repurchase requests, and representation and warranty framework, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2020 Form 10-K.
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
Temporary policy flexibilities and updates to our Selling Guide requirements have been designed to mitigate the operational impact of COVID-19 on loan underwriting and originations. These flexibilities have included:
•purchasing certain loans through February 28, 2021 that originated in 2020 and were subject to a COVID-19-related payment forbearance at the time of sale, subject to payment of a loan-level price adjustment;
•offering additional methods of obtaining verbal verifications of borrower employment for loans with application dates through April 30, 2021;
•allowing alternative property valuation methods; and
•expanding guidelines for the use of a power of attorney for loans with application dates through April 30, 2021.
Temporary policy updates to provide clarity and mitigate risk include:
•assessment of more recent documentation of borrower employment (including self-employment), income, and assets;
•requiring evidence of receipt of funds from stocks, stock options and mutual funds when used for down payment or closing costs, and reducing the value to 70% when considered for reserves;
•requiring additional due diligence regarding the payment status of a borrower’s existing mortgage loans;
•providing clarity for assessing self-employment income for qualifying purposes; and

Fannie Mae First Quarter 2021 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
•requiring that loans be no more than six months old to be eligible for sale to us.
COVID-19 Servicing Policies
We also continue to work with Freddie Mac as instructed by FHFA to implement temporary policies in response to the COVID-19 pandemic to enable our single-family loan servicers to better assist borrowers impacted by COVID-19. We issued initial requirements to servicers on temporary policies to assist borrowers impacted by COVID-19 in March 2020, and have subsequently amended the requirements. We will continue monitoring the market to determine whether further adjustments to or extensions of our temporary policies are appropriate.
These temporary policies include:
•authorizing servicers to offer up to 12 months of forbearance, upon the request of any single-family borrower experiencing a financial hardship due to the COVID-19 pandemic, regardless of the borrower’s delinquency status; for loans already in a COVID-19-related forbearance as of February 28, 2021, servicers may grant an extension of forbearance for up to an additional six months, to a total of up to 18 months, provided that the forbearance does not result in the loan becoming greater than 18 months delinquent;
•beginning July 1, 2020, offering a payment deferral workout option to eligible borrowers who have resolved a COVID-19-related financial hardship but cannot afford to bring the loan current by reinstating the loan (that is, repaying all the missed payments at one time) or through a repayment plan (that is, repaying the missed payments over time). The payment deferral workout option allows the borrower to defer up to 18 months of past-due payments, without interest, to the end of the loan term (or when the loan is refinanced, the property is sold or the loan is otherwise paid off before the end of the loan term). All other terms of the loan remain unchanged;
•suspending foreclosures and certain foreclosure-related activities for single-family properties through at least June 30, 2021, other than for vacant or abandoned properties; and
•reporting as current to the credit bureaus the obligation of a borrower who receives a forbearance plan or other form of relief as a result of the COVID-19 pandemic during the CARES Act covered period if the borrower was current before the accommodation and makes payments as agreed under the accommodation in accordance with the Fair Credit Reporting Act, as amended by the CARES Act.
Certain states and localities have implemented COVID-19-related borrower and renter protections that are more extensive than our Servicing Guide requirements. States and localities may continue to consider such proposals in the future or extend the time period of existing protections. In addition, the CFPB issued a proposed rule prohibiting most new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021, as we discuss in “Legislation and Regulation.” Our servicers must comply with all applicable laws.

Fannie Mae First Quarter 2021 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Portfolio Diversification and Monitoring
The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we furnish to the Securities and Exchange Commission (the “SEC”) with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2021	2020	March 31, 2021	December 31, 2020
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	34%	21%	24%	23%
60.01% to 70%	17	15	15	14
70.01% to 80%	30	36	35	35
80.01% to 90%	9	13	11	11
90.01% to 95%	8	12	10	11
95.01% to 100%	2	3	4	4
Greater than 100%	*	*	1	2
Total	100%	100%	100%	100%
Weighted average	68%	74%	73%	74%
Average loan amount	$282,561	$274,345	$188,447	$185,047
Estimated mark-to-market LTV ratio:(5)
<= 60%			53%	52%
60.01% to 70%			18	17
70.01% to 80%			18	18
80.01% to 90%			8	9
90.01% to 100%			3	4
Greater than 100%			*	*
Total			100%	100%
Weighted average			57%	58%
FICO credit score at origination:
< 620	—%	* %	1%	1%
620 to < 660	2	3	4	4
660 to < 680	2	3	4	4
680 to < 700	5	6	7	7
700 to < 740	17	22	19	20
>= 740	74	66	65	64
Total	100%	100%	100%	100%
Weighted average	761	753	751	750
Debt-to-income (“DTI”) ratio at origination:(6)
<= 43%	80%	75%	77%	77%
43.01% to 45%	8	9	9	9
Greater than 45%	12	16	14	14
Total	100%	100%	100%	100%
Weighted average	33%	35%	35%	35%

Fannie Mae First Quarter 2021 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2021	2020	March 31, 2021	December 31, 2020
Product type:
Fixed-rate:(7)
Long-term	84%	87%	84%	85%
Intermediate-term	16	12	15	14
Total fixed-rate	100	99	99	99
Adjustable-rate	*	1	1	1
Total	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	97%	97%
2-4 units	2	2	3	3
Total	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%
Condo/Co-op	9	9	9	9
Total	100%	100%	100%	100%
Occupancy type:
Primary residence	91%	92%	90%	90%
Second/vacation home	3	3	4	4
Investor	6	5	6	6
Total	100%	100%	100%	100%
Loan purpose:
Purchase	25%	36%	36%	38%
Cash-out refinance	20	24	20	20
Other refinance	55	40	44	42
Total	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	12%	13%	14%	14%
Northeast	14	12	17	17
Southeast	21	21	22	22
Southwest	18	21	18	19
West	35	33	29	28
Total	100%	100%	100%	100%
Origination year:
2015 and prior			27%	30%
2016			7	8
2017			6	7
2018			4	6
2019			9	11
2020			38	38
2021			9	—
Total			100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae First Quarter 2021 Form 10-Q	30

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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
Characteristics of our New Single-Family Loan Acquisitions
The share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans increased in the first quarter of 2021 compared with the first quarter of 2020, primarily due to a lower interest-rate environment, which encouraged refinance activity. Typically, refinance loans have lower LTV ratios than home purchase loans. This trend contributed to a decrease in the percentage of our single-family loan acquisitions with LTV ratios over 90%, from 15% in the first quarter of 2020 to 10% in the first quarter of 2021. The historically low interest-rate environment, combined with the high level of refinancing activity, also led to an increase in the percentage of loans we acquired with a FICO credit score over 740, from 66% in the first quarter of 2020 to 74% in the first quarter of 2021.
Our share of acquisitions of loans with DTI ratios above 45% decreased in the first quarter of 2021 compared with the first quarter of 2020. This decrease was driven by a higher volume of refinance loan acquisitions, which tend to have lower DTI ratios than home purchase loans.
For a discussion of factors that may impact the volume and credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2020 Form 10-K. In this section of our 2020 Form 10-K, we also provide more information on the credit characteristics of loans in our single-family conventional guaranty book of business, including high-balance loans, reverse mortgages and mortgage products with rate resets.
In January 2021, the terms of our senior preferred stock purchase agreement were amended through a letter agreement FHFA entered into on our behalf with Treasury. The letter agreement includes restrictive covenants that impact our single-family business and is described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2020 Form 10-K. We are not currently in compliance with the new covenants that restrict our acquisitions of purchase money single-family loans with higher-risk characteristics and our acquisitions of single-family loans backed by investment properties and second homes. We are taking steps to ensure we comply with these covenants and continue to work with FHFA and our lender customers on our implementation efforts.

Fannie Mae First Quarter 2021 Form 10-Q	31

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
Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the institutional counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Note 13, Concentrations of Credit Risk” in our 2020 Form 10-K and “Note 10, Concentrations of Credit Risk” in this report. Also see “Risk Factors” in our 2020 Form 10-K.
Single-Family Loans without Credit Enhancement
The following table displays the primary characteristics of loans in our single-family conventional guaranty book of business currently without credit enhancement.

Single-Family Loans without Credit Enhancement
	As of
	March 31, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,014	31%	$938	29%
Pre-credit risk transfer program inception(2)	424	13	462	14
Recently acquired(3)	1,119	34	934	29
Other(4)	302	9	286	9
Less: Loans in multiple categories	(829)	(25)	(751)	(23)
Total single-family loans currently without credit enhancement	$2,030	62%	$1,869	58%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of March 31, 2021 or December 31, 2020.
We have not entered into new credit risk transfer transactions since the first quarter of 2020 as we discuss below in “Transfer of Mortgage Credit Risk.” As a result, the percentage of loans in our single-family conventional guaranty book of business without credit enhancement has increased in recent periods. The percentage of our loans without credit enhancement was 62% and 58% as of March 31, 2021 and December 31, 2020, respectively.

Fannie Mae First Quarter 2021 Form 10-Q	32

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Loans with Credit Enhancement
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. For a description of primary mortgage insurance and the other types of credit enhancements specified in the table, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” in our 2020 Form 10-K.

Single-Family Loans with Credit Enhancement
	As of
	March 31, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$677	21%	$681	21%
Connecticut Avenue Securities	525	16	608	19
Credit Insurance Risk Transfer	189	6	216	7
Lender risk-sharing	108	3	131	4
Less: Loans covered by multiple credit enhancements	(257)	(8)	(304)	(9)
Total single-family loans with credit enhancement	$1,242	38%	$1,332	42%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to domestic and international investors and reinsurers in the private market. Our credit risk transfer transactions have been designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2020 Form 10-K, we have used primarily three single-family credit risk transfer programs: Connecticut Avenue Securities® (“CAS”), Credit Insurance Risk TransferTM (“CIRT”), and lender risk-sharing. At FHFA’s direction, we have discontinued entering into new lender risk-sharing transactions as of the end of 2020. We continually evaluate our credit risk transfer transactions, which, in addition to managing our credit risk, also affect our returns on capital.
We have not entered into any new credit risk transfer transactions since the first quarter of 2020 as we continue to evaluate their costs and benefits, including a reduction in the capital relief these transactions provide under FHFA’s enterprise regulatory capital framework. As a result, the percentage of our book that is covered by these transactions has declined. The structure of and extent to which we engage in any additional credit risk transfer transactions in the future will be affected by the enterprise regulatory capital framework, our risk appetite, the strength of future market conditions, including the cost of these transactions, and the review of our overall business and capital plan. See “Risk Factors” in our 2020 Form 10-K for additional information on the risks associated with the constraints on new credit risk transfer transactions and “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters” in our 2020 Form 10-K for more information on FHFA’s enterprise regulatory capital framework.

Fannie Mae First Quarter 2021 Form 10-Q	33

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $39 billion as of March 31, 2021.

Outstanding as of March 31, 2021
(Dollars in billions)
Senior	Fannie Mae(1) $833				Outstanding Reference Pool(4)(6) $882

Mezzanine	Fannie Mae(1) $1	CIRT(2)(3) $10	CAS(2) $16	Lender Risk-Sharing(2) $4

First Loss	Fannie Mae(1) $9		CAS(2)(5) $6	Lender Risk-Sharing(2) $3

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $2.0 billion outstanding as of March 31, 2021.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $822.0 billion as of March 31, 2021.
The following table displays the approximate cash paid or transferred to investors for credit risk transfer transactions outstanding. The cash represents the portion of guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Three Months Ended March 31,
	2021	2020
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$206	$261
CIRT transactions	72	102
Lender risk-sharing transactions	74	81
(1)Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes (“CLN”) transactions.

Fannie Mae First Quarter 2021 Form 10-Q	34

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Problem Loan Management
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2020 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related information. The discussion below updates some of that information. We also provide ongoing credit performance information on loans underlying single-family Fannie Mae MBS and loans covered by single-family credit risk transfer transactions. For loans backing Fannie Mae MBS, see the “Forbearance and Delinquency Dashboard” available in the MBS section of our Data Dynamics® tool, which is available at www.fanniemae.com/datadynamics. For loans covered by credit risk transfer transactions, see the “Deal Performance Data” report available in the CAS and CIRT sections of the tool. Information on our website is not incorporated into this report. Information in Data Dynamics may differ from similar measures presented in our financial statements and other public disclosures for a variety of reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.
Delinquency
The tables below display the delinquency status of loans and changes in the volume of seriously delinquent loans in our single-family conventional guaranty book of business based on the number of loans. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process, expressed as a percentage of our single-family conventional guaranty book of business based on loan count. Management monitors the single-family serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with single-family loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2021	December 31, 2020	March 31, 2020
Delinquency status:
30 to 59 days delinquent	0.71%	1.02%	1.31%
60 to 89 days delinquent	0.26	0.36	0.32
Seriously delinquent (“SDQ”)	2.58	2.87	0.66
Percentage of SDQ loans that have been delinquent for more than 180 days	74	67	51
Percentage of SDQ loans that have been delinquent for more than two years	4	3	11

Fannie Mae First Quarter 2021 Form 10-Q	35

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	For the Three Months Ended March 31,
	2021	2020
Single-family SDQ loans (number of loans):
Beginning balance	495,806	112,434
Additions	84,685	47,756
Removals:
Modifications and other loan workouts	(80,967)	(9,714)
Liquidations and sales	(16,179)	(9,634)
Cured or less than 90 days delinquent	(35,316)	(29,087)
Total removals	(132,462)	(48,435)
Ending balance	448,029	111,755
Our single-family serious delinquency rate decreased as of March 31, 2021 compared with December 31, 2020 due to the on-going economic recovery and the decline in the number of our single-family loans in a COVID-19 forbearance plan. Our single-family serious delinquency rate increased as of March 31, 2021 compared with March 31, 2020 due to the economic dislocation caused by the COVID-19 pandemic, which increased borrower participation in forbearance plans. As of March 31, 2021, single-family loans in forbearance comprised 75% of our single-family seriously delinquent loans. The percentage of seriously delinquent loans that have been delinquent for more than 180 days increased as of March 31, 2021 compared with March 31, 2020 primarily due to loans that continue to remain in a COVID-19-related forbearance and have become more delinquent.
Our single-family serious delinquency rate excluding loans in forbearance was 0.66% as of March 31, 2021 and December 31, 2020. We monitor the single-family serious delinquency rate excluding loans that received a forbearance to better understand the impact that forbearance activity has had on the rate and to monitor loans that are seriously delinquent not as a result of COVID-19. We expect the COVID-19 pandemic to result in a continued higher single-family serious delinquency rate over the next several quarters compared with pre-pandemic levels.

Fannie Mae First Quarter 2021 Form 10-Q	36

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2021			December 31, 2020			March 31, 2020
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	12%	2.31%	19%	12%	2.62%	19%	7%	0.33%
Florida	6	9	3.60	6	9	4.17	6	8	0.83
Illinois	3	5	3.02	3	5	3.10	4	6	0.91
New Jersey	4	5	4.04	3	5	4.57	3	5	1.13
New York	5	7	4.34	5	7	4.79	5	8	1.19
All other states	63	62	2.34	64	62	2.59	63	66	0.64
Product type:
Alt-A(2)	1	5	8.85	1	5	9.32	1	9	2.95
Vintages:
2004 and prior	2	9	5.66	2	9	5.88	2	20	2.48
2005-2008	2	15	9.65	2	15	9.98	3	32	4.11
2009-2021	96	76	2.13	96	76	2.39	95	48	0.35
Estimated mark-to-market LTV ratio:
<= 60%	53	59	2.36	52	56	2.52	53	52	0.53
60.01% to 70%	18	18	3.27	17	18	3.73	17	17	0.80
70.01% to 80%	18	13	2.67	18	14	3.05	17	14	0.74
80.01% to 90%	8	8	3.23	9	9	4.17	8	9	0.96
90.01% to 100%	3	1	1.49	4	2	1.85	5	4	0.85
Greater than 100%	*	1	21.81	*	1	22.43	*	4	10.06
Credit enhanced:(3)
Primary MI & other(4)	21	27	4.06	21	27	4.36	22	26	0.95
Credit risk transfer(5)	25	36	3.65	30	37	3.69	46	17	0.29
Non-credit enhanced	62	51	2.06	58	51	2.36	47	65	0.77
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)For a description of our Alt-A loan classification criteria, see “MD&A—Glossary of Terms Used in This Report” in our 2020 Form 10-K.
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2021 was 38%.
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

Fannie Mae First Quarter 2021 Form 10-Q	37

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Loans in Forbearance
As a part of our relief programs, we have authorized our servicers to permit payment forbearance to borrowers experiencing a COVID-19-related financial hardship for up to 12 months without regard to the delinquency status of the loan, and for borrowers already in forbearance as of February 28, 2021, for a total of up to 18 months, provided that the forbearance does not result in the loan becoming greater than 18 months delinquent. We estimate that, through March 31, 2021, approximately 8% of the single-family loans, based on loan count of our conventional guaranty book of business as of March 31, 2020, have been in a COVID-19-related forbearance at some point between then and March 31, 2021 (referred to as our “single-family cumulative forbearance take-up rate”). Based on our expectations regarding the economic recovery, which we discuss in “Key Market Economic Indicators,“ we believe that the substantial majority of borrowers who will ultimately request COVID-19-related relief have already done so.
As shown in the tables below, many of the loans that entered forbearance have since exited; therefore, the percentage of loans in our single-family conventional guaranty book of business in forbearance as of March 31, 2021 has declined to 2.5%. Some borrowers whose loans are in forbearance continue to make payments according to the original contractual terms of the loan notwithstanding the forbearance arrangement; we expect some of these borrowers will continue to do so and therefore remain current. The table below provides information on the delinquency and accrual status of our single-family loans in forbearance. We expect many of the loans in forbearance will resolve their delinquency through a payment deferral or other form of loan workout. As discussed below, servicers are required to contact borrowers prior to the end of forbearance to evaluate them for loan workout options that can support their successful transition out of forbearance.
We continue to accrue interest income on a majority of our single-family loans in forbearance because we have determined that collection of principal and interest on these loans is reasonably assured. For information on our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic, see “Note 3, Mortgage Loans.”

Fannie Mae First Quarter 2021 Form 10-Q	38

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Delinquency and Accrual Status of Single-Family Loans in Forbearance
	March 31, 2021
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status(2)
	(Dollars in millions)
Delinquency status:
Current	44,195	$8,128	10%	100%
30 to 59 days delinquent	25,301	4,886	6	94
60 to 89 days delinquent	24,529	4,802	6	85
Seriously delinquent:
90 to 180 days delinquent	86,337	16,767	20	82
180+ days delinquent	249,230	53,471	58	70
Total seriously delinquent	335,567	70,238	78	73
Total loans in forbearance(3)	429,592	$88,054	100%	77
Percentage of single-family conventional guaranty book of business	2.5%	2.7%

	December 31, 2020
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status(2)
Delinquency status:	(Dollars in millions)
Current	64,159	$12,110	12%	100%
30 to 59 days delinquent	40,653	7,672	8	97
60 to 89 days delinquent	35,107	6,658	7	85
Seriously delinquent:
90 to 180 days delinquent	126,611	24,961	24	85
180+ days delinquent	258,025	56,379	49	82
Total seriously delinquent	384,636	81,340	73	83
Total loans in forbearance(3)	524,555	$107,780	100%	86
Percentage of single-family conventional guaranty book of business	3.0%	3.4%
(1)Does not reflect a valuation allowance recorded on the unpaid principal balance of loans in forbearance of $1.5 billion and $1.8 billion as of March 31, 2021 and December 31, 2020, respectively.
(2)Based on loan count.
(3)Amortized cost of these loans was $90.3 billion and $110.4 billion as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, the vast majority of our single-family conventional loans in forbearance was due to borrowers experiencing a COVID-19-related financial hardship. As a result of the economic dislocation caused by the pandemic, we expect the number of single-family loans in forbearance to remain elevated through 2021 compared with pre-pandemic levels.

Fannie Mae First Quarter 2021 Form 10-Q	39

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below provides information on the credit profile of our single-family loans in forbearance with select higher-risk characteristics. While the credit profile of our single-family loans in forbearance is weaker than the overall credit profile of our single-family conventional guaranty book of business, only 1% of our single-family loans in forbearance with a mark-to-market LTV ratio over 80% are not covered by mortgage insurance.

Select Higher-Risk Characteristics of Single-Family Loans in Forbearance
	As of March 31, 2021		As of December 31, 2020
	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance

Loans in forbearance with certain higher-risk characteristics:(1)
Estimated mark-to-market LTV ratio > 80%	41,355	12%	62,144	15%
Estimated mark-to-market LTV ratio > 80% without mortgage insurance	4,946	1	6,811	2
DTI > 43%	166,350	41	201,354	41
FICO credit score at origination < 680	134,474	27	159,017	26
(1)The higher-risk categories are not mutually exclusive.
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
Unlike a loan modification, repayment plans and payment deferrals do not require us to purchase the loan out of trust.

Fannie Mae First Quarter 2021 Form 10-Q	40

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the status as of the current period-end of the single-family loans in our guaranty book of business that received a forbearance in 2020 or 2021. The vast majority of these forbearance arrangements were offered to borrowers who experienced a COVID-19-related financial hardship. Many of these borrowers have successfully resolved their forbearance arrangement, primarily through payment deferral or reinstatement. We expect the percentage of loans that receive a modification upon transitioning out of forbearance to increase throughout 2021. See “Loan Workout Metrics” for additional information about actions taken by us to help reinstate a loan to current status.

Status of Single-Family Forbearance Loans
	As of March 31, 2021
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:
Active forbearance	429,592	32%
Payment deferral(1)	274,704	20
Modification(2)	20,985	2
Reinstated(3)	337,332	25
Other(4)	42,335	3
Total loans that received a forbearance in our single-family guaranty book of business	1,104,948	82
Loans that have received a forbearance, but paid off	244,561	18
Total loans that have received a forbearance(5)	1,349,509	100%
(1)As of March 31, 2021, 96% of loans that received a forbearance and subsequently received a payment deferral were current.
(2)Includes loans that are in trial modifications. As of March 31, 2021, 89% of loans that received a forbearance and subsequently received a completed modification were current.
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
The table below displays the status as of December 31, 2020 for single-family loans in our guaranty book of business that received a forbearance in 2020.

Status of Single-Family Forbearance Loans
	As of December 31, 2020
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:
Active forbearance	524,555	40%
Payment deferral(1)	220,414	17
Modification(2)	13,277	1
Reinstated(3)	337,086	26
Other(4)	45,655	3
Total loans that received a forbearance in our single-family guaranty book of business	1,140,987	87
Loans that have received a forbearance, but paid off	167,388	13
Total loans that have received a forbearance(5)	1,308,375	100%
(1)As of December 31, 2020, 96% of loans that received a forbearance and subsequently received a payment deferral were current.

Fannie Mae First Quarter 2021 Form 10-Q	41

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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
Accrued Interest Receivable, Net on Single-Family Loans in Forbearance
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income for up to six months of delinquency provided that the loan was either current at March 1, 2020 or originated after March 1, 2020 and collection of principal and interest is reasonably assured. For those loans where we have provided relief beyond six months of delinquency, we continue to accrue interest income provided that the loan remains in a forbearance arrangement and collection of principal and interest continues to be reasonably assured according to our nonaccrual policy. Our evaluation of whether the collection of principal and interest is reasonably assured considers the probability of default and the current value of the collateral. Once the forbearance period has ended, we will also consider the extent to which the borrower and the servicer have agreed to any of the loss mitigation options that are available. We then measure an allowance for expected credit losses on the unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. Accordingly, the application of our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic has resulted in a large portion of delinquent loans, including those in forbearance, remaining on accrual status. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K and “Note 3, Mortgage Loans” in this report for additional information about our nonaccrual accounting policy. See also "Risk Factors—COVID-19 Pandemic Risk" in our 2020 Form 10-K for a discussion of credit risk and the COVID-19 pandemic.
Under our nonaccrual accounting policy for loans negatively impacted by the COVID-19 pandemic, our allowance for accrued interest receivable considers both the loan’s principal and accrued interest receivable balances as well as any proceeds that are expected from contractually attached mortgage insurance when assessing collectability. Our assessment of collectability requires significant management judgment; as a result, our allowance for accrued interest receivable is subject to the same review processes, as well as other established governance and controls, used for our allowance for loan losses. The table below displays an aging analysis of our accrued interest receivable, net of allowance on single-family loans that are in a forbearance plan.

Aging of Accrued Interest Receivable, Net of Allowance on Single-Family Loans in Forbearance
	As of March 31, 2021	As of December 31, 2020
	(Dollars in millions)
Aging analysis of accrued interest receivable:
Current	$22	$32
30 to 59 days delinquent	28	46
60 to 89 days delinquent	39	55
Seriously delinquent:
90 to 180 days delinquent	239	377
180+ days delinquent	1,518	1,427
Total accrued interest receivable	1,846	1,937
Allowance for accrued interest receivable	(179)	(173)
Total accrued interest receivable, net	$1,667	$1,764
Principal and Interest Payments while Loans are in Forbearance
While a loan is in forbearance and remains in an MBS trust, investors in the MBS are entitled to continue to receive principal and interest payments on the MBS even though the borrower is not required to make principal and interest payments. For the majority of loans in our single-family guaranty book of business, our Single-Family Servicing Guide has, until recently, required servicers to advance missed scheduled principal and interest payments to the MBS trusts until the loans were purchased from the MBS trusts, including the portion of interest that represents guaranty fees owed to us. Because we typically do not purchase loans from MBS trusts while they are in forbearance, this servicer payment obligation could have continued for the entirety of the forbearance plan. Beginning August 2020, at FHFA’s instruction,

Fannie Mae First Quarter 2021 Form 10-Q	42

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
we reduced our single-family servicers’ obligations to advance these missed borrower payments and only require servicers to advance missed scheduled principal and interest payments on a loan for the first four months of missed borrower payments. After four months, we make the missed scheduled principal and interest payments to the MBS trust for payment to MBS holders so long as the loan remains in the MBS trust. For the quarter ended March 31, 2021, we advanced $622 million in missed borrower principal and interest payments to MBS trusts for payment to MBS holders. Since FHFA’s instruction in August of 2020 through March 31, 2021, we have advanced $1.8 billion in missed borrower principal and interest payments. See “Retained Mortgage Portfolio” for a description of when we purchase loans from single-family MBS trusts.
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
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first quarter of 2020 compared with the first quarter of 2021. This table does not include loans in an active forbearance arrangement or that exited a forbearance arrangement but were not seriously delinquent upon exit, trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment plans that have been initiated but not completed.
(1)There were approximately 16,700 loans and 18,100 loans in a trial modification period that was not complete as of March 31, 2021 and 2020, respectively.
(2)Includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. For the first quarter of 2021, the table excludes completed forbearance arrangements. For the first quarter of 2020, the table includes $17 million of completed forbearance arrangements that involve loans that were 90 days or more delinquent.
The increase in home retention solutions in the first quarter of 2021 compared with the first quarter of 2020 was driven by completed COVID-19-related payment deferrals, which have been the primary loan workout solution for borrowers exiting COVID-19-related forbearance. The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral was $783 million for the first quarter of 2021.
Given the continuing impact of the pandemic, we expect higher loan workout activity to continue in 2021.

Fannie Mae First Quarter 2021 Form 10-Q	43

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Three Months Ended March 31,
	2021	2020
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	7,973	17,501
Acquisitions by geographic area:(2)
Midwest	250	944
Northeast	232	890
Southeast	292	1,148
Southwest	115	545
West	51	248
Total REO acquisitions(1)	940	3,775
Dispositions of REO	(1,995)	(4,987)
End of period inventory of single-family REO properties(1)	6,918	16,289
Carrying value of single-family REO properties (dollars in millions)	$995	$2,129
Single-family foreclosure rate(3)	0.02%	0.09%
REO net sales price to unpaid principal balance(4)	107%	82%
Short sales net sales price to unpaid principal balance(5)	82%	79%
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
The decline in single-family REO properties in the first quarter of 2021 compared with the first quarter of 2020 was due to the suspension of foreclosures that began in March 2020 as a result of the COVID-19 pandemic. In response to the pandemic and with instruction from FHFA, we have prohibited our servicers from completing foreclosures on our single-family loans through at least June 30, 2021, except in the case of vacant or abandoned properties.
Other Single-Family Credit Information
Single-Family Credit Loss Metrics and Loan Sale Performance
The single-family credit loss and loan sale performance measures below present information about gains or losses we realized on our single-family loans during the periods presented. The amount of these gains or losses in a given period is driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in conjunction with leading indicators such as serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit performance and the factors that impact our credit performance.

Fannie Mae First Quarter 2021 Form 10-Q	44

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the components of our single-family credit loss metrics and loan sale performance.

Single-Family Credit Gains (Loss) Metrics and Loan Sale Performance
	For the Three Months Ended March 31,
	2021			2020
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Write-offs	$(19)			$(65)
Recoveries	5			14
Foreclosed property income (expense)	17			(78)
Credit gains (losses) and related ratios	3	*	bps	(129)	1.7	bps
Write-offs on the redesignation of mortgage loans from HFI to HFS(2)	(54)			(9)
Gains (losses) on sales and other valuation adjustments(3)	31			(167)
Net credit gains (losses), write-offs on redesignations, and gains (losses) on sales and other valuation adjustments, and related ratios	$(20)	0.2	bps	$(305)	4.1	bps
*    Represents credit gains ratio of less than 0.05 basis points.
(1)Basis points are calculated based on the amount of each line item annualized divided by the average single-family conventional guaranty book of business during the period.
(2)Consists of the lower of cost or fair value adjustment at time of redesignation.
(3)Consists of gains or losses realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower-of-cost-or-market adjustments on HFS loans, which are recognized in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We had modest single-family credit gains in the first quarter of 2021 compared with single-family credit losses in the first quarter of 2020. Single-family credit gains in the first quarter of 2021 were primarily due to sales of existing foreclosed properties partially offset by reduced foreclosures driven by the COVID-19-related foreclosure moratorium.
Our single-family write-offs on redesignation increased in the first quarter of 2021 compared with the first quarter of 2020 primarily due to an increase in the volume of reperforming loans redesignated from HFI to HFS in the first quarter of 2021.
We had gains on sales and other valuation adjustments in the first quarter of 2021 primarily due to gains on lower-of-cost-or-market adjustments driven by price increases on our HFS loans compared with lower-of-cost-or-market losses in the first quarter of 2020 driven by price declines on our HFS loans as a result of the onset of the COVID-19 pandemic.
We do not expect a substantial increase in our single-family credit losses in the near term as a result of COVID-19, as we are currently offering up to 18 months of forbearance to eligible single-family borrowers suffering financial hardship relating to the pandemic and because we have suspended foreclosures and certain foreclosure-related activities for single-family properties through at least June 30, 2021. Over the longer term, we expect the COVID-19 pandemic will result in higher realized single-family credit losses as loans default. See “Risk Factors” in our 2020 Form 10-K for additional information on the potential credit risk impact of the COVID-19 pandemic and "Legislation and Regulation" in this report for information on the CFPB's proposal to generally prohibit servicers from initiating any new foreclosure on a mortgage loan secured by the borrower’s principal residence until after December 31, 2021.
For information on our credit-related income or expense, which includes changes in our allowance, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Single-Family Business Financial Results.”

Fannie Mae First Quarter 2021 Form 10-Q	45

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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

Single-Family Loss Reserves
	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(9,573)	$(8,779)
Transition impact of the adoption of the CECL standard	—	(1,231)
Benefit (provision) for credit losses	662	(2,170)
Write-offs	73	74
Recoveries	(5)	(14)
Other	57	28
Ending balance	$(8,786)	$(12,092)

Write-offs, net of recoveries annualized, as a percentage of the average single-family conventional guaranty book of business (in bps)	0.8	0.8

	As of
	March 31, 2021	December 31, 2020
Loss reserves as a percentage of single-family:
Conventional guaranty book of business	0.27%	0.30%
Nonaccrual loans at amortized cost	24.75	34.63
Troubled Debt Restructurings and Nonaccrual Loans
We continue to account for eligible COVID-19-related loss mitigation activities as permitted under the CARES Act and the Consolidated Appropriations Act of 2021, which provide relief from TDR accounting and disclosure requirements for our forbearance plans and loan modifications. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for more information on the relief from TDR accounting and disclosure requirements.
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

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
TDRs on accrual status	$66,561	$69,503
Nonaccrual loans	35,498	27,643
Total TDRs on accrual status and nonaccrual loans	$102,059	$97,146
Accruing on-balance sheet loans past due 90 days or more(1)	$58,426	$77,181

Fannie Mae First Quarter 2021 Form 10-Q	46

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	For the Three Months Ended March 31,

	2021	2020
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$480	$406
Interest income recognized(3)	815	1,068
(1)Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. As of March 31, 2021 and December 31, 2020, the substantial majority of these loans had a COVID-19-related forbearance.
(2)Represents the amount of interest income we did not recognize, but would have recognized during the period, for nonaccrual loans and TDRs on accrual status held as of the end of each period had the loans performed according to their original contractual terms.
(3)Primarily includes amounts accrued while the loans were performing, including the amortization of any deferred cost basis adjustments, and cash payments received on nonaccrual loans held as of the end of each period.
As of March 31, 2021, there was an increase in loans on nonaccrual status and a corresponding decrease in loans accruing on-balance sheet that were past due 90 days or more compared with December 31, 2020. This was primarily attributed to loans that continue to remain in a COVID-19-related forbearance and have become more delinquent. As a result, a greater portion of these loans have entered nonaccrual status, as collection of principal and interest is no longer reasonably assured.
Under our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income for up to six months of delinquency provided that the loan was either current at March 1, 2020 or originated after March 1, 2020 and collection of principal and interest is reasonably assured. For those loans where we have provided relief beyond six months of delinquency, we continue to accrue interest income provided that the loan remains in a forbearance arrangement and collection of principal and interest continues to be reasonably assured according to our nonaccrual policy. This has resulted in a large portion of loans in forbearance remaining on accrual status. For additional information on our accounting policy for nonaccrual loans, see “Note 3, Mortgage Loans.”
We have established a valuation allowance of $219 million as of March 31, 2021 on the total single-family accrued interest receivable balance based on our assessment of collectability. For single-family loans negatively impacted by the pandemic that are six or more months delinquent as of March 31, 2021, we have recorded a total accrued interest receivable balance of $1.8 billion, for which we have established a valuation allowance of $185 million.
Multifamily Business

Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities.
This section supplements and updates information regarding our Multifamily business segment in our 2020 Form 10-K. See “MD&A—Multifamily Business” in our 2020 Form 10-K for additional information regarding the primary business activities, customers, competition and market share of our Multifamily business.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, improved during the first quarter of 2021, due to a rebounding economy, increasing job growth, and continued demand for multifamily housing.
•Vacancy rates. Based on preliminary third-party data, the estimated national multifamily vacancy rate for institutional investment-type apartment properties as of March 31, 2021 remained unchanged at 6.0%, the same as of December 31, 2020, but higher than the estimated 5.8% as of March 31, 2020. The estimated national multifamily vacancy rate remains in line with its estimated average rate of about 6.0% over the last ten years. We believe that elevated levels of new supply delivered during the quarter, especially in higher cost metros and submarkets, kept the estimated national vacancy level from declining by increasing the number of units available despite the improvement in market fundamentals.
•Rents. Effective rents are estimated to have reversed recent trends and increased by 0.5% during the first quarter of 2021 compared with a decrease of 0.5% during the fourth quarter of 2020 and an increase of 0.5% during the first quarter of 2020.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to

Fannie Mae First Quarter 2021 Form 10-Q	47

MD&A | Multifamily Business | Multifamily Mortgage Market
increase property values in most metropolitan areas. Based on current multifamily property sales data, transaction volumes in the first quarter of 2021 trended lower than in previous years yet capitalization rates remained low. We believe this is due to property owners choosing to retain their multifamily properties, especially as demand trends are improving, as well as commercial real estate investors remaining interested in multifamily rather than other sectors that were hit hard by the pandemic, such as hospitality and retail, thus keeping overall property values relatively stable.
Multifamily construction underway remains elevated, with more than 500,000 units expected to be delivered in 2021, compared with the estimated 396,000 new multifamily units that were completed in 2020. We believe this additional supply is one reason for elevated concession rates.
While significant uncertainty remains, we currently expect the multifamily sector to benefit from an improving economy and subsequent job growth over the coming months, leading to positive rent growth and a slightly lower vacancy rate by year end.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Over 90% of the multifamily units we financed in the first quarter of 2021 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.
FHFA established a 2021 multifamily volume cap of $70 billion in new business volume over the four-quarter period from January 1, 2021 through December 31, 2021. FHFA also announced the requirement that at least 50% of our 2021 multifamily business volume must be mission-driven, focused on certain affordable and underserved market segments, which consists of loans on properties affordable for residents who earn 80% of area median income or below, with special provisions for rural housing and for manufactured housing communities. Furthermore, FHFA’s 2021 multifamily volume cap requires that a minimum of 20% of our multifamily business volume in 2021 must be affordable to residents at 60% of area median income or below. Multifamily business that meets the minimum 20% requirement also counts as meeting the minimum 50% requirement.
The January 2021 amendment to the senior preferred stock purchase agreement contains certain restrictions on Fannie Mae’s business activities, including our multifamily business volume. We may not acquire more than $80 billion in multifamily mortgage assets in any 52-week period. FHFA will adjust the dollar amount of this limitation up or down at the end of each calendar year based on changes in the consumer price index. Additionally, at least 50% of our multifamily acquisitions in any calendar year must, at the time of acquisition, be classified as mission-driven, consistent with FHFA guidelines. We understand that the $70 billion multifamily volume cap and related requirements established by FHFA in the fourth quarter of 2020 remain in effect for calendar year 2021, and that the $80 billion limit established under the senior preferred stock purchase agreement operates as an independent limit on our multifamily business volume. We continue to discuss certain interpretive questions about the new covenants with FHFA and to assess their operational and business impacts. For information on how conservatorship may affect our business activities, see “Risk Factors” in our 2020 Form 10-K.

Fannie Mae First Quarter 2021 Form 10-Q	48

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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee increased in the first quarter of 2021 compared with the first quarter of 2020 due to increased pricing on new multifamily business. While our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire, it is also influenced by market forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap and the management of our overall portfolio composition.

Fannie Mae First Quarter 2021 Form 10-Q	49

MD&A | Multifamily Business | Multifamily Business Financial Results

Multifamily Business Financial Results(1)
	For the Three Months Ended March 31,
	2021	2020	Variance
	(Dollars in millions)
Net interest income	$848	$806	$42
Fee and other income	25	26	(1)
Net revenues	873	832	41
Fair value gains, net	44	184	(140)
Administrative expenses	(125)	(120)	(5)
Credit-related income (expense)(2)	91	(413)	504
Credit enhancement expense	(58)	(60)	2
Change in expected credit enhancement recoveries(3)	(15)	130	(145)
Other expense, net(4)	(51)	(61)	10
Income before federal income taxes	759	492	267
Provision for federal income taxes	(160)	(99)	(61)
Net income	$599	$393	$206
(1)See “Note 9, Segment Reporting” for information about our segment allocation methodology.
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
Net Interest Income
Net interest income increased in the first quarter of 2021 compared with the first quarter of 2020 due to higher guaranty fee income due to an increase in our multifamily guaranty book of business and an increase in average charged guaranty fees, partially offset by lower yield maintenance fees.
Credit-Related Income (Expense)
Credit-related income for the first quarter of 2021 was primarily driven by a benefit from actual and projected economic data and lower expected losses resulting from the COVID-19 pandemic.
Credit-related expense for the first quarter of 2020 was primarily driven by an increase in our allowance for loan losses due to losses we expected to incur as a result of the COVID-19 pandemic.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for more information on our multifamily benefit (provision) for credit losses.
Change in Expected Credit Enhancement Recoveries
Expected credit enhancement recoveries, which are impacted by changes in our allowance, decreased in the first quarter of 2021 compared with the first quarter of 2020 primarily due to lower expected losses.
Multifamily Mortgage Credit Risk Management
This section updates our discussion of multifamily mortgage credit risk management in our 2020 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For an overview of key elements of our mortgage credit risk management, see "Business—Managing Mortgage Credit Risk" in our 2020 Form 10-K.
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

Fannie Mae First Quarter 2021 Form 10-Q	50

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	March 31, 2021	December 31, 2020	March 31, 2020
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	10	10	11
Full term interest-only loans	31	30	27
Partial term interest-only loans(1)	52	51	51
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
Our DUS model typically results in our lenders sharing on a pro-rata or tiered basis approximately one-third of the credit risk on our multifamily loans. Lenders in the DUS program may also share in loan-level credit losses up to the first 5% of the unpaid principal balance of the loan and then share with us any remaining losses up to a prescribed limit. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of March 31, 2021 and December 31, 2020. In certain situations, to effectively manage our counterparty risk, we do not allow the lender to fully share in one-third of the credit risk, but have them share in a smaller portion.
While not a large portion of our multifamily guaranty book of business, our non-DUS lenders typically also have lender risk-sharing, where the lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
To complement our front-end lender-risk sharing program, we have engaged in back-end credit risk transfer transactions through our Multifamily CIRT (“MCIRTTM”) and Multifamily CAS (“MCASTM”) transactions. Through these transactions, we have transferred a portion of credit risk associated with Fannie Mae losses on a reference pool of multifamily mortgage loans.
Our back-end multifamily credit-risk sharing transactions were primarily designed to further reduce the capital requirements associated with loans in the reference pool with the associated benefit of additional credit risk protection in the event of a stress environment. We have transferred multifamily credit risk through lender risk-sharing at the time of acquisition, but our multifamily back-end credit risk transfer activity has occurred later, typically up to a year or more after acquisition.
We have not entered into any new credit risk transfer transactions since the first quarter of 2020 as we evaluate their costs and benefits, including a reduction in the capital relief these transactions provide under FHFA’s enterprise regulatory capital framework. We may engage in credit risk transfer transactions in the future, which could help us manage capital and manage within our risk appetite. The structure of and extent to which we engage in any additional credit risk transfer transactions will be affected by the enterprise regulatory capital framework, our risk appetite, the strength of future market conditions, including the cost of these transactions, and the review of our overall business and capital plan.

Fannie Mae First Quarter 2021 Form 10-Q	51

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the total unpaid principal balance of multifamily loans and the percentage of our multifamily guaranty book of business, based on unpaid principal balance, that are covered by a back-end credit risk transfer transaction. The table does not reflect front-end lender risk-sharing arrangements, as only a small portion of our multifamily guaranty book of business does not include these arrangements.

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	March 31, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$71,302	18%	$72,166	19%
MCAS	28,711	7	28,968	7
Total	$100,013	25%	$101,134	26%
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest-rate structure, borrower concentration, loan size and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of March 31, 2021 and December 31, 2020. Our estimates of current DSCRs are based on the latest available income information for these properties and exclude co-op loans. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer. Accordingly, the financial information we have received from borrowers may not reflect the most recent impacts of the COVID-19 pandemic.
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

Fannie Mae First Quarter 2021 Form 10-Q	52

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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
Delinquency Statistics on our Problem Loans
The percentage of our multifamily loans classified as substandard in our guaranty book of business increased as of March 31, 2021 compared with December 31, 2020, due to the continued impact of COVID-19. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments or are in forbearance, we continue to monitor the performance of the full substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.66% as of March 31, 2021 compared with 0.98% as of December 31, 2020, primarily driven by loans that received forbearance that are now in a forbearance repayment plan or have been modified or otherwise reinstated. This rate increased from 0.05% as of March 31, 2020 due to the economic dislocation caused by the COVID-19 pandemic, which increased borrower participation in forbearance plans since the start of the pandemic. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. Our multifamily serious delinquency rate includes 0.32% and 0.50% of multifamily loans that were 180 days or more past due as of March 31, 2021 and December 31, 2020, respectively. Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Our multifamily serious delinquency rate, excluding loans that received a forbearance, was 0.03% as of March 31, 2021 and December 31, 2020. We monitor this rate to better understand the impact that forbearance activity has had on multifamily serious delinquency and the performance of loans that are seriously delinquent not as a result of COVID-19.
COVID-19 Forbearance and Multifamily Eviction Moratorium
In response to the COVID-19 pandemic and its impact, we have broadly offered forbearance to affected multifamily borrowers, as we describe in “MD&A—Multifamily Business—Multifamily Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” in our 2020 Form 10-K.” Since 2020, we have delegated to our lenders the ability to provide forbearance for up to six monthly payments for most loan types through June 30, 2021. For any forbearance request extending beyond six months, we do not delegate the decision and we will determine whether to extend relief based on the borrower’s circumstances. For delegated forbearances, borrowers are required to bring their loans current within a time period determined by multiplying the number of months of forbearance by four. For example, a three-month forbearance would translate into a twelve-month repayment period. In exchange for receiving forbearance, borrowers must agree to suspend tenant evictions for nonpayment of rent, provide monthly operating statements and remit any excess cash flow to our servicers on a monthly basis, to be held until the end of the forbearance period and then applied to missed mortgage payments.
In March 2021, the CDC extended its moratorium on evictions through June 30, 2021, as described in “Legislation and Regulation” in this report and in “Business—Legislation and Regulation—U.S. Government Response to COVID-19” in our 2020 Form 10-K.
Multifamily Loan Forbearance
We estimate that 1.6% of our multifamily book of business as of March 31, 2020, based on unpaid principal balance, has been in a COVID-19-related forbearance at some point in time through March 31, 2021. As shown in the table below, some of these loans have exited forbearance into a repayment plan, have reinstated, have defaulted, or have since liquidated.

Fannie Mae First Quarter 2021 Form 10-Q	53

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the status as of March 31, 2021 of the multifamily loans in our guaranty book of business that have received a forbearance since the start of the pandemic, as well as the serious delinquency rate of such loans. As of March 31, 2021, nearly all of our multifamily loans in forbearance were associated with a COVID-19-related financial hardship. Seniors housing loans, which constituted 4.3% of our multifamily guaranty book of business as of March 31, 2021, comprised approximately 40% of the total unpaid principal balance of multifamily loans that received a forbearance and remained in our multifamily guaranty book as of March 31, 2021. Of those multifamily senior housing loans that received a forbearance as of the end of the period, based on unpaid principal balance, 56% were in a repayment plan, 33% were reinstated, 8% have defaulted on their forbearance arrangement and the remaining 3% were in active forbearance.

Status and SDQ Rate of Multifamily Forbearance Loans Outstanding(1)
	As of March 31, 2021
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Percentage of Loans on Accrual Status	Serious Delinquency Rate
	(Dollars in millions)
Loans that received a forbearance, by status:
Active forbearance(2)	64	$917	0.2%	18%	31%	99%
Repayment plan	188	2,736	0.7	53	80	48
Reinstated(3)	65	1,168	0.3	23	52	—
Defaulted(4)	40	325	0.1	6	—	96
Total loans that received a forbearance	357	5,146	1.3	100%	61	49
Loans that have not received a forbearance	29,127	393,947	98.7	—	100	0.03
Total multifamily guaranty book of business	29,484	$399,093	100%	1.3%	99%	0.66%

	As of December 31, 2020
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Percentage of Loans on Accrual Status	Serious Delinquency Rate
	(Dollars in millions)
Loans that received a forbearance, by status:
Active forbearance(2)	88	$1,689	0.4%	32%	32%	100%
Repayment plan	183	2,707	0.8	52	82	61
Reinstated(3)	56	491	0.1	10	100	—
Defaulted(4)	33	325	0.1	6	—	100
Total loans that received a forbearance	360	5,212	1.4	100%	63	71
Loans that have not received a forbearance	28,285	379,335	98.6	—	100	0.03
Total multifamily guaranty book of business	28,645	$384,547	100%	1.4%	99%	0.98%
(1)Excludes $275 million as of March 31, 2021 and $123 million as of December 31, 2020 in multifamily loans that received a forbearance, but liquidated prior to period end.
(2)Includes loans that are in the process of extending their forbearance.

Fannie Mae First Quarter 2021 Form 10-Q	54

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan or have been modified and are performing under the modification.
(4)Includes loans that are no longer in forbearance and are not on a repayment plan. Loans in this population may proceed to other loss mitigation activities, such as foreclosure or modification. As of March 31, 2021, the serious delinquency rate was less than 100% due to one loan having made a recent payment.
Under our nonaccrual accounting policy for loans negatively impacted by the COVID-19 pandemic, we continue to accrue interest income for up to six months provided that the loans were current as of March 1, 2020. Multifamily loans that are in a forbearance plan beyond six months past due are placed on nonaccrual status unless the loan is both well secured and in the process of collection. See Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K and “Note 3, Mortgage Loans” in this report for additional information about our nonaccrual accounting policy.
For multifamily loans that received forbearance and were in our book of business as of March 31, 2021, we have recorded a total accrued interest receivable balance of $66 million, for which we have established a valuation allowance of $7 million.
REO Management
The number of multifamily foreclosed properties held for sale was 19 properties with a carrying value of $189 million as of March 31, 2021, compared with 14 properties with a carrying value of $114 million as of December 31, 2020. The increase was primarily driven by a seniors housing portfolio that defaulted on its forbearance arrangement.
We expect a continued increase in our multifamily foreclosed properties due to loans that received a COVID-19 forbearance but are unable to successfully cure their delinquency through a repayment plan or other modification.
Other Multifamily Credit Information
Multifamily Credit Loss Performance Metrics
The amount of multifamily credit loss or income we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity and write-offs, net of recoveries. Our multifamily credit loss performance metrics are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our multifamily credit losses and our multifamily credit losses, net of freestanding loss-sharing benefit, may be useful to stakeholders because they display our credit losses in the context of our multifamily guaranty book of business, including the benefit we receive from loss-sharing arrangements. Management views multifamily credit losses, net of freestanding loss-sharing benefit as a key metric related to our multifamily business model and our strategy to share multifamily credit risk.
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Write-offs(1)	$(34)	$(20)
Recoveries(2)	1	1
Foreclosed property expense	(12)	(2)
Credit losses	(45)	(21)
Freestanding loss-sharing benefit(3)	15	3
Credit losses, net of freestanding loss-sharing benefit	$(30)	$(18)

Credit loss ratio (in bps)(4)	4.6	2.5
Credit loss ratio, net of freestanding loss-sharing benefit (in bps)(3)(4)	3.1	2.1
Multifamily initial write-off severity rate(5)	13.8%	23.3%
Multifamily loan write-off count	9	3
(1)Includes loan write-offs pursuant to the Advisory Bulletin. Write-offs associated with non-REO sales are net of loss sharing.
(2)Excludes a decrease of $13 million and an increase of $2 million in estimated recoveries for the first quarter of 2021 and 2020, respectively, relating to amounts previously written off pursuant to the Advisory Bulletin. Under the CECL standard we adopted on January 1, 2020, estimated recoveries of amounts previously written off due to improved valuations are recorded as a component of “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income and are adjusted over

Fannie Mae First Quarter 2021 Form 10-Q	55

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
time as expectations change. The changes in expected loss-sharing benefit associated with these recoveries are included in “Freestanding loss-sharing benefit.”
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
(4)Calculated based on the annualized amount of “Credit losses” and “Credit losses, net of freestanding loss-sharing benefit,” divided by the average multifamily guaranty book of business during the period.
(5)Rate is calculated as the initial write-off amount divided by the average defaulted unpaid principal balance. The rate excludes write-offs pursuant to the provisions of the Advisory Bulletin and any costs, gains or losses associated with REO after initial acquisition through final disposition. Write-offs are net of lender loss-sharing agreements.
Although we saw a small amount of credit losses as a result of the COVID-19 pandemic in the first quarter of 2021 and our expectation for losses related to the pandemic has improved, we expect our realized multifamily credit losses will be higher over the long term as loans that have been materially impacted by COVID-19 are ultimately unable to reperform. See “Risk Factors” in our 2020 Form 10-K for additional information on the potential credit risk impact of the COVID-19 pandemic.
Multifamily Loss Reserves
Our multifamily loss reserves, which include our allowance for loan losses and the related accrued interest receivable, and our reserve for guaranty losses, provide for an estimate of credit losses in our multifamily guaranty book of business.
The table below summarizes the changes in our multifamily loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our multifamily benefit or provision for credit losses, see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Multifamily Loss Reserves
	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(1,225)	$(268)
Transition impact of the adoption of the CECL standard(1)	—	(490)
Benefit (provision) for credit losses	103	(410)
Write-offs	34	20
Recoveries	(1)	(1)
Ending balance	$(1,089)	$(1,149)

Expected benefit of freestanding credit enhancements on multifamily loans not netted against loss reserves as of the end of the period	$336	$347

	As of
	March 31, 2021	December 31, 2020
Loss reserves as a percentage of multifamily guaranty book of business	0.27%	0.32%
(1)Includes the transition impact of $221 million for the reclassification of freestanding credit enhancements, such as DUS lender risk-sharing, to “Other assets” from “Allowance for loan losses” in our condensed consolidated balance sheets on January 1, 2020.
Troubled Debt Restructurings and Nonaccrual Loans
We continue to account for eligible COVID-19-related loss mitigation activities as permitted under the CARES Act and the Consolidated Appropriations Act of 2021, which provide relief from TDR accounting and disclosure requirements for our forbearance plans and loan modifications. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for more information on the relief from TDR accounting and disclosure requirements.

Fannie Mae First Quarter 2021 Form 10-Q	56

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

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
TDRs on accrual status	$32	$29
Nonaccrual loans	2,153	2,073
Total TDRs on accrual status and nonaccrual loans	$2,185	$2,102
Accruing on-balance sheet loans past due 90 days or more	$404	$610

	For the Three Months Ended March 31,

	2021	2020
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$14	$1
Interest income recognized(2)	9	1
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
For loans that were negatively impacted by the COVID-19 pandemic, we continue to accrue interest income for up to six months of delinquency provided that the loan was either current as of March 1, 2020 or originated after March, 1 2020 according to our nonaccrual policy. Multifamily loans in a forbearance plan beyond six months past due are placed on nonaccrual status unless the loan is both well secured and in the process of collection. The increase in nonaccrual loans and corresponding decrease in loans on accrual status 90 days or more past due in the first quarter of 2021 were primarily attributed to an increase in loans in forbearance that were beyond six months past due and were not well secured or in the process of collection. For additional information on our accounting policy for nonaccrual loans, see “Note 3, Mortgage Loans.”
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2020 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2020 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. Also see “Risk Factors—Liquidity and Funding Risk” in our 2020 Form 10-K for a discussion of liquidity and funding risks, including potential impacts of the COVID-19 pandemic.
Debt Funding
We are currently subject to a $300 billion debt limit under our senior preferred stock purchase agreement with Treasury, which will decrease to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $275.1 billion as of March 31, 2021. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Due to our debt limit, our business activities may be constrained.

Fannie Mae First Quarter 2021 Form 10-Q	57

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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. The primary driver for the decrease in short-term and long-term debt from December 31, 2020 to March 31, 2021 was decreased funding needs compared with the prior year, in which we had unusually high liquidity demands driven by the pandemic as well as historically high loan acquisition volumes through our whole loan conduit. As a result, we did not issue new debt to replace all of our debt that paid off during first quarter of 2021.
Debt of Fannie Mae(1)
(Dollars in billions)
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $1.6 billion and $393 million as of March 31, 2021 and December 31, 2020, respectively.

Fannie Mae First Quarter 2021 Form 10-Q	58

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	March 31, 2021	December 31, 2020
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.06%	0.18%
Interest rate on long-term debt, including portion maturing within one year	1.34	1.34
Interest rate on callable long-term debt	1.38	1.40
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	179	196
Weighted-average maturity of debt maturing in more than one year (in months)	53	52
Other Data
Outstanding callable long-term debt	$57.4	$57.5
Connecticut Avenue Securities debt(2)	14.5	15.0
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Represents CAS debt issued prior to November 2018. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2020 Form 10-K and in this report for information regarding our Connecticut Avenue Securities.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities and cash from business operations.
For information on the maturity profile of our outstanding long-term debt, see “Note 7, Short-Term and Long-Term Debt.”

Fannie Mae First Quarter 2021 Form 10-Q	59

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
The decrease in short-term and long-term debt issued and paid off during the first quarter of 2021 compared with the first quarter of 2020 was primarily due to decreased funding needs as discussed above. As a result, we did not issue new debt to replace all of our debt that paid off during first quarter of 2021.

Activity in Debt of Fannie Mae
	For the Three Months Ended March 31,

	2021	2020
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$5,142	$160,023
Weighted-average interest rate(1)	*	1.25%
Long-term:(2)
Amount	$2,815	$39,319
Weighted-average interest rate	0.59%	0.70%
Total issued:
Amount	$7,957	$199,342
Weighted-average interest rate	0.21%	1.14%
Paid off during the period:(3)
Short-term:
Amount	$14,459	$128,792
Weighted-average interest rate	0.10%	1.52%
Long-term:(2)
Amount	$8,450	$24,164
Weighted-average interest rate	1.04%	1.88%
Total paid off:
Amount	$22,909	$152,956
Weighted-average interest rate	0.45%	1.58%
*    Represents a weighted-average interest rate of less than 0.005%.
(1)Includes income generated from repurchase agreements, which offset our short-term funding costs. Consequently, market conditions may result in weighted-average interest rates that are negative or at zero.
(2)Includes credit risk-sharing securities issued as CAS debt prior to November 2018. For information on our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2020 Form 10-K and in this report.
(3)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae First Quarter 2021 Form 10-Q	60

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio decreased during the first quarter of 2021 primarily due to a decrease in U.S. Treasury securities and federal funds sold and securities purchased under agreements to resell. In the first quarter of 2021, we began to invest funds held by consolidated trusts directly in eligible short-term third-party investments. As the funds underlying these investments are restricted per the trust agreements, these securities are not considered in our sources of liquidity and are excluded from our other investments portfolio. Prior to this change, funds held by consolidated trusts were invested in Fannie Mae short-term debt, as allowed by the trust agreements. We then invested those proceeds in unrestricted short-term investments, which were included in our other investments portfolio. This change did not materially alter our liquidity position.

Cash and cash equivalents(1)

Federal funds sold and securities purchased under agreements to resell or similar arrangements

U.S. Treasury securities
(1)    Cash equivalents are comprised of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Cash Flows
Three Months Ended March 31, 2021. Cash, cash equivalents and restricted cash and cash equivalents decreased from $115.6 billion as of December 31, 2020 to $114.3 billion as of March 31, 2021. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) the redemption of funding debt, which outpaced issuances, primarily for the reasons described above.
Partially offsetting these cash outflows were cash inflows primarily from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans.
Three Months Ended March 31, 2020. Cash, cash equivalents and restricted cash and cash equivalents increased from $61.4 billion as of December 31, 2019 to $128.7 billion as of March 31, 2020. The increase was primarily driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the issuance of funding debt, which outpaced redemptions, primarily for the reasons described above.
Partially offsetting these cash inflows were cash outflows primarily from (1) purchases of loans held for investment and (2) payments on outstanding debt of consolidated trusts.

Fannie Mae First Quarter 2021 Form 10-Q	61

MD&A | Liquidity and Capital Management

Credit Ratings
As of March 31, 2021, our credit ratings have not changed since we filed our 2020 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2020 Form 10-K.
Capital Management
Capital Requirements
The deficit of our core capital over statutory minimum capital established in the GSE Act was $119.5 billion as of March 31, 2021 and $124.3 billion as of December 31, 2020. As we discuss in “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital” in our 2020 Form 10-K, FHFA has established a new enterprise regulatory capital framework, which went into effect in February 2021. The dates on which we must comply with the quantitative requirements of the new capital framework are staggered and largely dependent on whether we remain in conservatorship. We estimate that, had the new framework’s requirements been applicable to us as of March 31, 2021, we would have been required to hold approximately $190 billion in adjusted total capital, of which approximately $140 billion must be in the form of common equity tier 1 capital. Prescribed buffers drive approximately $75 billion of the total requirements. See “Note 12, Regulatory Capital Requirements” in our 2020 Form 10-K for more information on our statutory capital measures under the GSE Act.
Capital Activity
Under the dividend provisions of the senior preferred stock, we are permitted to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital” in our 2020 Form 10-K. The aggregate liquidation preference of the senior preferred stock increased to $146.8 billion as of March 31, 2021 and will further increase to $151.7 billion as of June 30, 2021 due to the $5.0 billion increase in our net worth during the first quarter of 2021.
See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2020 Form 10-K for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors—GSE and Conservatorship Risk” in our 2020 Form 10-K for a discussion of the risks associated with the limit on our capital reserves.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of March 31, 2021, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” in our 2020 Form 10-K for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
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

Fannie Mae First Quarter 2021 Form 10-Q	62

MD&A | Off-Balance Sheet Arrangements

The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $170.2 billion as of March 31, 2021. Approximately $126.0 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers. Additionally, off-balance sheet exposure includes approximately $28.7 billion of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $153.6 billion as of December 31, 2020. Approximately $110.7 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and $26.6 billion of this amount consisted of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. See “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.
•Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $6.1 billion as of March 31, 2021 and $6.4 billion as of December 31, 2020. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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
Risk Management

Our business activities expose us to the following major categories of risk: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest-rate risk), liquidity and funding risk, and operational risk (including cyber/information security risk, third-party risk and model risk), as well as strategic risk, compliance risk and reputational risk. See “MD&A—Risk Management” in our 2020 Form 10-K for a discussion of our management of these risks. This section supplements and updates that discussion but does not address all of the risk management categories described in our 2020 Form 10-K.
Institutional Counterparty Credit Risk Management
This section supplements and updates our discussion of institutional counterparty credit risk management in our 2020 Form 10-K. See “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors—Credit Risk” in our 2020 Form 10-K for a discussion of our exposure to institutional counterparty credit risk and our strategy for managing this risk. As described in “Risk Factors” in our 2020 Form 10-K, the COVID-19 pandemic has increased our counterparty credit risk. Also see “Note 10, Concentrations of Credit Risk” in this report for an update on our counterparty credit risk exposure.
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

Fannie Mae First Quarter 2021 Form 10-Q	63

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

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
Market Risk Management, including Interest-Rate Risk Management
We are subject to market risk, which includes interest-rate risk and spread risk. Interest-rate risk is the risk that movements in benchmark interest rates could adversely affect the fair value of our assets or liabilities. Spread risk represents the change in an instrument’s fair value that relates to factors other than changes in the benchmark interest rate. The primary source of our interest-rate risk is the composition of our net portfolio. Our net portfolio consists of: our retained mortgage portfolio assets; other investments portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and other investments portfolio; and mortgage commitments and risk management derivatives. Risk management derivatives, along with our debt instruments, are used to manage interest-rate risk. For the impact of market risk on our GAAP earnings, see “Earnings Exposure to Interest-Rate Risk.”
This section supplements and updates information regarding market risk management in our 2020 Form 10-K. See “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” and “Risk Factors” in our 2020 Form 10-K for additional information, including our sources of interest-rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest-rate risk.
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2021 and 2020. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see our 2020 Form 10-K in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management.”

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of (1)(2)
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Rate level shock:
-100 basis points	$(142)	$(179)
-50 basis points	(1)	8
+50 basis points	(54)	(111)
+100 basis points	(81)	(154)
Rate slope shock:
-25 basis points (flattening)	(14)	(9)
+25 basis points (steepening)	11	4

Fannie Mae First Quarter 2021 Form 10-Q	64

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management

	For the Three Months Ended March 31, (1)(3)
	2021			2020
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.02	$(13)	$(70)	(0.02)	$(20)	$(32)
Minimum	(0.04)	(23)	(140)	(0.10)	(33)	(144)
Maximum	0.10	(5)	(36)	0.12	(7)	20
Standard deviation	0.02	5	23	0.04	6	31
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
We use derivatives to help manage the residual interest-rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our economic interest-rate risk exposure, at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of (1)
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Before derivatives	$(899)	$(613)
After derivatives	(1)	8
Effect of derivatives	898	621
(1)Measured on the last business day of each period presented.
Earnings Exposure to Interest-Rate Risk
While we manage the interest-rate risk of our net portfolio with the objective of remaining neutral to movements in interest rates and volatility on an economic basis, our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. Specifically, we have exposure to earnings volatility that is driven by changes in interest rates in two primary areas: our net portfolio and our consolidated MBS trusts. The exposure in the net portfolio is primarily driven by changes in the fair value of risk management derivatives, mortgage commitments, and certain assets, primarily securities, that are carried at fair value. The exposure related to our consolidated MBS trusts primarily relates to changes in our credit loss reserves driven by changes in interest rates.
In January 2021, we began applying fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates, including LIBOR and SOFR. Although we expect the earnings volatility related to changes in the benchmark interest rates to continue to be meaningfully reduced as a result of our adoption of hedge accounting, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, when the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships daily to provide flexibility in our overall risk management strategy.
See “Consolidated Results of Operations—Hedge Accounting Impact,” “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for additional information on our fair value hedge accounting policy and related disclosures.

Fannie Mae First Quarter 2021 Form 10-Q	65

MD&A | Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2020 Form 10-K.
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
Allowance for Loan Losses
Our allowance for loan losses is a valuation account that is deducted from the amortized cost basis of HFI loans to present the net amount expected to be collected on the loans. The allowance for loan losses reflects an estimate of expected credit losses on single-family and multifamily HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. We use a discounted cash flow method to measure expected credit losses on our single-family mortgage loans and an undiscounted loss method to measure expected credit losses on our multifamily mortgage loans. The models use reasonable and supportable forecasts for key economic drivers, such as home prices (single-family), rental income (multifamily) and capitalization rates (multifamily). Our modeled loan performance is based on our historical experience of loans with similar risk characteristics adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our credit loss estimates capture the possibility of remote events that could result in credit losses on loans that are considered low risk. Our credit loss models, including the forecast data used as key inputs, are subject to our model oversight and review processes as well as other established governance and controls.
Changes to our estimate of expected credit losses, including changes due to the passage of time, are recorded through the benefit (provision) for credit losses. When calculating our allowance for loan losses, we consider only our amortized cost in the loans at the balance sheet date. We record write-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record write-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible and upon the redesignation of a nonperforming or reperforming loan from HFI to HFS. We include expected recoveries of amounts previously written off and expected to be written off in determining our allowance for loan losses.
Our process for determining the measurement of expected credit losses for the period under the expected credit loss model is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. For example, uncertainty regarding the expected impacts of the COVID-19 pandemic required significant management judgment in assessing our allowance for loan losses as of March 31, 2021.
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K. See “Note 4, Allowance for Loan Losses” in this report for additional information about our current-period benefit or provision for loan losses, including a discussion of the estimates used in measuring the impact of the COVID-19 pandemic on our allowance. See “Risk Factors” in our 2020 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.
Impact of Future Adoption of New Accounting Guidance

We identify and discuss the expected impact on our condensed consolidated financial statements of recently issued accounting guidance, if any, in “Note 1, Summary of Significant Accounting Policies.” No applicable guidance was identified during the first quarter of 2021.

Fannie Mae First Quarter 2021 Form 10-Q	66

MD&A | Forward-Looking Statements

Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:
•our future financial performance, financial condition and net worth, and the factors that will affect them, including our expectations regarding our future net revenues and amortization income;
•our expectations regarding our business plans and strategies and their impact, including plans to become well capitalized;
•our expectations for, and the impact of fluctuations in, our acquisition volumes, market share, guaranty fees, acquisition credit characteristics; or the pace at which loans in our book of business turn over;
•our plans relating to and the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future transactions;
•our expectations for economic and mortgage market conditions, the factors that will affect conditions, and the impact of those conditions on our business and financial results;
•our expectations regarding the impact of actions that we and federal, state and local governments are taking in response to the COVID-19 pandemic and the pandemic’s economic impact, and our expectations regarding the impact of those actions on our business, financial results, financial condition and business plans, and on mortgage market and economic conditions;
•our loss mitigation activity and its impact;
•the impact on our business of the CFPB’s final rule eliminating the qualified mortgage patch and the related requirement in our senior preferred stock purchase agreement with Treasury;
•volatility in our future financial results and our expectations relating to our hedge accounting program and its impact;
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

Fannie Mae First Quarter 2021 Form 10-Q	67

MD&A | Forward-Looking Statements

There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:
•uncertainty regarding our future, our exit from conservatorship and our ability to raise or earn the capital needed to meet our capital requirements;
•uncertainty surrounding the duration and severity of COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and the widespread availability and public acceptance of COVID-19 vaccines; the extent to which consumers, workers and families feel safe resuming pre-pandemic activities; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks or increases in the daily number of new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties can recover from the negative economic impact of the pandemic;
•the market and regulatory changes we anticipate and our readiness for them, including changes relating to an eventual exit from conservatorship, the competitive landscape, and the need to attract private investment;
•the impact of the senior preferred stock purchase agreement and the enterprise regulatory capital framework, as well as future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting us, such as the enactment of housing finance reform legislation, including changes that limit our business activities or our footprint;
•actions by FHFA, Treasury, HUD, the CFPB or other regulators, Congress, the Executive Branch, or state or local governments that affect our business, including our new capital requirements and recent changes or potential further changes in the ability-to-repay rule that eliminates the qualified mortgage patch for GSE-eligible loans;
•changes in the structure and regulation of the financial services industry;
•the potential impact of a change in the corporate income tax rate, which would affect our capital requirements and net income in the quarter of enactment as a result of changes in the value of our deferred tax assets and our net income in subsequent quarters as a result of the change in our effective federal income tax rate;
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

Fannie Mae First Quarter 2021 Form 10-Q	68

MD&A | Forward-Looking Statements

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
•our reliance on Common Securitization Solutions, LLC (“CSS”) and the common securitization platform for a majority of our single-family securitization activities, our reduced influence over CSS as a result of recent changes to the CSS limited liability company agreement and Board, and any additional changes FHFA may require in our relationship with or in our support of CSS;
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
•operational control weaknesses;
•our reliance on models and future updates we make to our models, including the assumptions used by these models;

Fannie Mae First Quarter 2021 Form 10-Q	69

MD&A | Forward-Looking Statements

•domestic and global political risks and uncertainties;
•natural disasters, environmental disasters, terrorist attacks, widespread health emergencies or pandemics, or other major disruptive events;
•severe weather events, fires, floods or other climate change events for which we may be uninsured or under-insured or that may affect our counterparties, and other risks resulting from climate change and efforts to address climate change;
•cyber attacks or other information security breaches or threats; and
•the other factors described in “Risk Factors” in this report and in our 2020 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors discussed in “Risk Factors” in our 2020 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2021 Form 10-Q	70

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	March 31, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$26,538	$38,337
Restricted cash and cash equivalents (includes $80,899 and $68,308, respectively, related to consolidated trusts)	87,803	77,286
Federal funds sold and securities purchased under agreements to resell or similar arrangements (includes $40,837 and $0, respectively, related to consolidated trusts)	54,937	28,200
Investments in securities:
Trading, at fair value (includes $6,658 and $6,544, respectively, pledged as collateral)	111,256	136,542
Available-for-sale, at fair value (with an amortized cost of $1,440 and $1,606, net of allowance for credit losses of $3 as of March 31, 2021 and December 31, 2020)	1,502	1,697
Total investments in securities	112,758	138,239
Mortgage loans:
Loans held for sale, at lower of cost or fair value	7,824	5,197
Loans held for investment, at amortized cost:
Of Fannie Mae	103,310	112,726
Of consolidated trusts	3,638,374	3,546,521
Total loans held for investment (includes $6,048 and $6,490, respectively, at fair value)	3,741,684	3,659,247
Allowance for loan losses	(9,628)	(10,552)
Total loans held for investment, net of allowance	3,732,056	3,648,695
Total mortgage loans	3,739,880	3,653,892
Advances to lenders	10,572	10,449
Deferred tax assets, net	12,516	12,947
Accrued interest receivable, net (includes $9,732 and $9,635, respectively, related to consolidated trusts and net of allowance of $226 and $216 as of March 31, 2021 and December 31, 2020, respectively)	9,993	9,937
Acquired property, net	1,183	1,261
Other assets	13,923	15,201
Total assets	$4,070,103	$3,985,749
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,768 and $8,955, respectively, related to consolidated trusts)	$9,585	$9,719
Debt:
Of Fannie Mae (includes $3,336 and $3,728, respectively, at fair value)	273,442	289,572
Of consolidated trusts (includes $23,601 and $24,586, respectively, at fair value)	3,740,538	3,646,164
Other liabilities (includes $1,375 and $1,523, respectively, related to consolidated trusts)	16,313	15,035
Total liabilities	4,039,878	3,960,490
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $146,758 and $142,192, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(103,117)	(108,110)
Accumulated other comprehensive income	89	116
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	30,225	25,259
Total liabilities and equity	$4,070,103	$3,985,749
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	71

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31,

	2021	2020
Interest income:
Trading securities	$140	$316
Available-for-sale securities	19	31
Mortgage loans	23,353	28,938
Federal funds sold and securities purchased under agreements to resell or similar arrangements	8	107
Other	42	34
Total interest income	23,562	29,426
Interest expense:
Short-term debt	(3)	(102)
Long-term debt	(16,817)	(23,977)
Total interest expense	(16,820)	(24,079)
Net interest income	6,742	5,347
Benefit (provision) for credit losses	765	(2,583)
Net interest income after benefit (provision) for credit losses	7,507	2,764
Investment gains (losses), net	45	(158)
Fair value gains (losses), net	784	(276)
Fee and other income	87	120
Non-interest income (loss)	916	(314)
Administrative expenses:
Salaries and employee benefits	(387)	(393)
Professional services	(214)	(212)
Other administrative expenses	(147)	(144)
Total administrative expenses	(748)	(749)
Foreclosed property income (expense)	5	(80)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(731)	(637)
Credit enhancement expense	(284)	(376)
Change in expected credit enhancement recoveries	(31)	188
Other expenses, net	(319)	(218)
Total expenses	(2,108)	(1,872)
Income before federal income taxes	6,315	578
Provision for federal income taxes	(1,322)	(117)
Net income	4,993	461
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes	(23)	18
Other, net of taxes	(4)	(3)
Total other comprehensive income (loss)	(27)	15
Total comprehensive income	$4,966	$476
Net income	$4,993	$461
Dividends distributed or amounts attributable to senior preferred stock	(4,966)	(476)
Net income (loss) attributable to common stockholders	$27	$(15)
Earnings per share:
Basic	$0.00	$0.00
Diluted	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867
Diluted	5,893	5,867
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	72

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$24,883	$2,174
Cash flows provided by (used in) investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	13	13
Proceeds from sales of trading securities held for investment	97	—
Proceeds from maturities and paydowns of available-for-sale securities	69	96
Proceeds from sales of available-for-sale securities	115	50
Purchases of loans held for investment	(214,402)	(86,307)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	2,889	2,308
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	337,028	169,656
Advances to lenders	(114,805)	(45,248)
Proceeds from disposition of acquired property and preforeclosure sales	1,064	1,832
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(26,737)	5,803
Other, net	228	(539)
Net cash provided by (used in) investing activities	(14,441)	47,664
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	54,780	254,559
Payments to redeem debt of Fannie Mae	(69,735)	(207,818)
Proceeds from issuance of debt of consolidated trusts	339,056	135,918
Payments to redeem debt of consolidated trusts	(335,896)	(164,726)
Other, net	71	(470)
Net cash provided by (used in) financing activities	(11,724)	17,463
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(1,282)	67,301
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	115,623	61,407
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$114,341	$128,708
Cash paid during the period for:
Interest	$27,019	$28,867
Income taxes	—	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	73

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(108,110)	$116	$(7,400)	$25,259
Comprehensive income:
Net income	—	—	—	—	—	—	4,993	—	—	4,993
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Reclassification adjustment for gains included in net income (net of taxes of $3)	—	—	—	—	—	—	—	(11)	—	(11)
Other (net of taxes of $(1))	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										4,966
Balance as of March 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(103,117)	$89	$(7,400)	$30,225

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(118,776)	$131	$(7,400)	$14,608
Transition impact, net of tax, from the adoption of the current expected credit loss standard	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance as of January 1, 2020, adjusted	1	556	1,158	120,836	19,130	687	(119,915)	131	(7,400)	13,469
Comprehensive income:
Net income	—	—	—	—	—	—	461	—	—	461
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $5)	—	—	—	—	—	—	—	18	—	18
Reclassification adjustment for gains included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $1)	—	—	—	—	—	—	—	(3)	—	(3)
Total comprehensive income										476
Balance as of March 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(119,454)	$146	$(7,400)	$13,945

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
FANNIE MAE
(In conservatorship)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.  Summary of Significant Accounting Policies
Fannie Mae is a leading source of financing for mortgages in the United States. We are a shareholder-owned corporation organized as a government-sponsored entity (“GSE”) and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). Our charter is an act of Congress, and we have a mission under that charter to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. As a result, we are subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of the Treasury (“Treasury”). The U.S. government does not guarantee our securities or other obligations.
We have been under conservatorship, with FHFA acting as conservator, since September 6, 2008. See below and “Note 1, Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) for additional information on our conservatorship and the impact of U.S. government support of our business.
The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2021 and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2020 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior period condensed consolidated financial statements. Results for the three months ended March 31, 2021 may not necessarily be indicative of the results for the year ending December 31, 2021.
Presentation of Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes funds held by consolidated MBS trusts that have not yet been remitted to MBS certificateholders under the terms of our servicing guide and the related trust agreements. In the first quarter of 2021, Fannie Mae, in its role as trustee, began to invest funds held by consolidated trusts directly in eligible short-term third-party investments, which may include investments in cash equivalents that are comprised of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less. The funds underlying these short-term investments are restricted per the trust agreements. Accordingly, any investment in cash equivalents should be classified as restricted and is presented as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets to reflect the investment of funds related to MBS trusts.
Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, the allowance for loan losses. For example, significant uncertainty regarding the expected impacts of the COVID-19 pandemic required substantial management judgment in assessing our allowance for loan losses as of March 31, 2021. Actual results could be different from these estimates.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	75

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
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Under our senior preferred stock purchase agreement with Treasury, in September 2008 we issued Treasury one million shares of senior preferred stock and a warrant to purchase shares of our common stock. The senior preferred stock purchase agreement and the dividend and liquidation provisions of the senior preferred stock were amended in January 2021 pursuant to a letter agreement between us, through FHFA in its capacity as conservator, and Treasury. These changes included the following:
•The dividend provisions of the senior preferred stock were amended to permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Note 12, Regulatory Capital Requirements” in our 2020 Form 10-K. After the “capital reserve end date,” which is defined as the last day of the second consecutive fiscal quarter during which we have maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock.
•At the end of each fiscal quarter, through and including the capital reserve end date, the liquidation preference of the senior preferred stock will be increased by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	76

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
The amendment has been accounted for as a modification of the existing arrangement. As a result, there is no change in the carrying value of the senior preferred stock.
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of March 31, 2021, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018.
Dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA in November 2020. The aggregate liquidation preference of the senior preferred stock increased to $146.8 billion as of March 31, 2021 and will further increase to $151.7 billion as of June 30, 2021 due to the $5.0 billion increase in our net worth during the first quarter of 2021.
See “Note 11, Equity” in our 2020 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Statutory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $119.5 billion as of March 31, 2021 and $124.3 billion as of December 31, 2020.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2021, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $146.8 billion. See “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above for additional information on transactions under this agreement and the modifications made in the January 2021 letter agreement.
FHFA’s control of both Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. Additionally, Fannie Mae and Freddie Mac jointly own Common Securitization Solutions, LLC (“CSS”), a limited liability company created to operate a common securitization platform; as a result, CSS is deemed a related party. As a part of our joint ownership, Fannie Mae, Freddie Mac and CSS are parties to a limited liability company agreement that sets forth the overall framework for the joint venture, including Fannie Mae’s and Freddie Mac’s rights and responsibilities as members of CSS. Fannie Mae, Freddie Mac and CSS are also parties to a customer services agreement that sets forth the terms under which CSS provides mortgage securitization services to us and Freddie Mac, including the operation of the common securitization platform as well as an administrative services agreement. CSS operates as a separate company from us and Freddie Mac, with all funding and limited administrative support services and other resources provided to it by us and Freddie Mac through our capital contributions.
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

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Transactions with Treasury
Our administrative expenses were reduced by $4 million and $5 million for the three months ended March 31, 2021 and 2020, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. In 2012, FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. The resulting fee revenue and expense are recorded in “Interest income: Mortgage loans” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income.
In 2020, FHFA provided guidance that we are not required to accrue or remit TCCA fees to Treasury with respect to loans backing MBS trusts that have been delinquent for four months or longer. Once payments on such loans resume, we will resume accrual and remittance to Treasury of the associated TCCA fees on the loans.
We recognized $731 million and $637 million in TCCA fees during the three months ended March 31, 2021 and 2020, respectively, of which $727 million had not been remitted to Treasury as of March 31, 2021.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, and 35% of this amount is payable to Treasury’s Capital Magnet Fund. We recognized $62 million and $30 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the three months ended March 31, 2021 and 2020, respectively, of which $62 million has not been remitted as of March 31, 2021.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $37 million and $32 million for the three months ended March 31, 2021 and 2020, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $27 million and $29 million for the three months ended March 31, 2021 and 2020, respectively.
Derivatives
We recognize our derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Changes in fair value and interest accruals on derivatives not in qualifying fair value hedging relationships are recorded as “fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. We offset the carrying amounts of certain derivatives that are in gain positions and loss positions as well as cash collateral receivables and payables associated with derivative positions pursuant to the terms of enforceable master netting arrangements. We offset these amounts only when we have the legal right to offset under the contract and we have met all the offsetting conditions. For our over-the-counter (“OTC”) derivative positions, our master netting arrangements allow us to net derivative assets and liabilities with the same counterparty. For our cleared derivative contracts, our master netting arrangements allow us to net our exposure by clearing organization and by clearing member.
After offsetting, we report derivatives in a gain position in “Other assets” and derivatives in a loss position in “Other liabilities” in our condensed consolidated balance sheets.
We evaluate financial instruments that we purchase or issue and other financial and non-financial contracts for embedded derivatives. To identify embedded derivatives that we must account for separately, we determine whether: (1) the economic characteristics of the embedded derivative are not clearly and closely related to the economic characteristics of the financial instrument or other contract (i.e., the host contract); (2) the financial instrument or other contract itself is not already measured at fair value with changes in fair value included in earnings; and (3) a separate

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
instrument with the same terms as the embedded derivative would meet the definition of a derivative. If the embedded derivative meets all three of these conditions, we elect to carry the hybrid contract in its entirety at fair value with changes in fair value recorded in earnings.
Fair value hedge accounting
In January 2021, to reduce earnings volatility related to changes in benchmark interest rates, we began applying fair value hedge accounting to certain pools of single-family mortgage loans and certain issuances of our funding debt by designating such instruments as the hedged item in hedging relationships with interest-rate swaps. In these relationships, we have designated the change in the benchmark interest rate, either the London Inter-bank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”), as the risk being hedged. We have elected to use the last-of-layer method to hedge certain pools of single-family mortgage loans. This election involves establishing fair value hedging relationships on the portion of each loan pool that is not expected to be affected by prepayments, defaults and other events that affect the timing and amount of cash flows. The term of each hedging relationship is generally one business day and we establish hedging relationships daily to align our hedge accounting with our risk management practices.
We apply hedge accounting to qualifying hedging relationships. A qualifying hedging relationship exists when changes in the fair value of a derivative hedging instrument are expected to be highly effective in offsetting changes in the fair value of the hedged item attributable to the risk being hedged during the term of the hedging relationship. We assess hedge effectiveness using statistical regression analysis. A hedging relationship is considered highly effective if the total change in fair value of the hedging instrument and the change in the fair value of the hedged item due to changes in the benchmark interest rate offset each other within a range of 80% to 125% and certain other statistical tests are met.
If a hedging relationship qualifies for hedge accounting, the change in the fair value of the interest-rate swaps and the change in the fair value of the hedged item for the risk being hedged are recorded through net interest income. A corresponding basis adjustment is recorded against the hedged item, either the pool of mortgage loans or the debt, for the changes in the fair value attributable to the risk being hedged. For hedging relationships that hedge pools of single-family mortgage loans, basis adjustments are allocated to individual single-family loans based on the relative unpaid principal balance of each loan at the termination of the hedging relationship. The cumulative basis adjustments on the hedged item are amortized into earnings using the effective interest method over the contractual life of the hedged item, with amortization beginning upon termination of the hedging relationship.
All changes in fair value of the designated portion of the derivative hedging instrument (i.e., interest-rate swap), including interest accruals, are recorded in the same line item in the condensed consolidated statements of operations and comprehensive income used to record the earnings effect of the hedged item. Therefore, changes in the fair value of the hedged mortgage loans and debt attributable to the risk being hedged are recognized in “Interest income” or “Interest expense,” along with the changes in the fair value of the respective derivative hedging instruments.
The recognition of basis adjustments on the hedged item and the subsequent amortization are noncash activities and are reported in “Net cash provided by operating activities” in our condensed consolidated statements of cash flows. Cash on derivative instruments paid or received while the derivative is designated in a hedging relationship is reported as “Net cash provided by operating activities” in the condensed consolidated statement of cash flows.
See “Note 3, Mortgage Loans,” “Note 7, Short-Term and Long-Term Debt” and “Note 8, Derivative Instruments” for additional information on our fair value hedge accounting policy and related disclosures.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income (loss) attributable to common stockholders excludes amounts attributable to the senior preferred stock. Weighted average common shares include 4.7 billion shares for the periods ended March 31, 2021 and 2020 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2021 and 2020.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock as of March 31, 2021. For the three months ended March

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
31, 2020, convertible preferred stock is not included in the calculation because a net loss attributable to common shareholders was incurred and it would have an anti-dilutive effect.
2.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be variable interest entities (“VIEs”). The primary types of entities are securitization and resecuritization trusts, limited partnerships and special purpose vehicles (“SPVs”). These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities unless we have the unilateral ability to dissolve the trust. We also do not consolidate our resecuritization trusts unless we have the unilateral ability to dissolve the trust. Historically, the vast majority of underlying assets of our resecuritization trusts were limited to Fannie Mae securities that were collateralized by mortgage loans held in consolidated trusts. However, with our issuance of uniform mortgage-backed securities (“UMBS®”), we include securities issued by Freddie Mac in some of our resecuritization trusts. The mortgage loans that serve as collateral for Freddie Mac-issued securities are not held in trusts that are consolidated by Fannie Mae.
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

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$1,243	$1,611
Non-Fannie Mae	3,598	3,608
Total trading securities	4,841	5,219
Available-for-sale securities:
Fannie Mae	1,036	1,168
Non-Fannie Mae	279	318
Total available-for-sale securities	1,315	1,486
Other assets	39	41
Other liabilities	(65)	(67)
Net carrying amount	$6,130	$6,679
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

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $164 billion and $146 billion as of March 31, 2021 and December 31, 2020, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $230 billion and $180 billion as of March 31, 2021 and December 31, 2020, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments (“LIHTC”), community investments and other entities, was $169 million and the related net carrying value was $163 million as of March 31, 2021. As of December 31, 2020, the maximum exposure to loss was $126 million and the related net carrying value was $121 million. The total assets of these limited partnership investments were $2.5 billion as of March 31, 2021 and $2.6 billion as of December 31, 2020.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue Securities (“MCAS”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $10.4 billion and $11.4 billion as of March 31, 2021 and December 31, 2020, respectively. The total assets related to these unconsolidated SPVs were $10.5 billion and $11.4 billion as of March 31, 2021 and December 31, 2020, respectively.
The unpaid principal balance of our multifamily loan portfolio was $388.6 billion as of March 31, 2021. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2021 and 2020, the unpaid principal balance of portfolio securitizations was $216.7 billion and $89.0 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2021, the unpaid principal balance of retained interests was $1.4 billion and its related fair value was $2.5 billion. As of December 31, 2020, the unpaid principal balance of retained interests was $1.7 billion and its related fair value was $2.9 billion. For the three months ended March 31, 2021 and 2020, the principal, interest and other fees received on retained interests was $143 million and $181 million, respectively.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). We report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable, net. For purposes of our condensed consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. See “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for additional information on hedge-related basis adjustments and on implementation of our fair value hedge accounting program in January 2021.
For purposes of the single-family mortgage loan disclosures below, we display loans by class of financing receivable type. Financing receivable classes used for disclosure consist of: “20- and 30-year or more, amortizing fixed-rate,” “15-year or less, amortizing fixed-rate,” “Adjustable-rate,” and “Other.” The “Other” class primarily consists of reverse mortgage loans, interest-only loans, negative-amortizing loans and second liens.
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Single-family	$3,286,381	$3,216,146
Multifamily	388,591	373,722
Total unpaid principal balance of mortgage loans	3,674,972	3,589,868
Cost basis and fair value adjustments, net	74,536	74,576
Allowance for loan losses for HFI loans	(9,628)	(10,552)
Total mortgage loans(1)	$3,739,880	$3,653,892
(1)Excludes $9.9 billion and $9.8 billion of accrued interest receivable, net of allowance as of March 31, 2021 and December 31, 2020, respectively.
The following tables display information about our redesignation of loans from HFI to HFS and the sales of mortgage loans during the period.

	For the Three Months Ended March 31,

	2021	2020
	(Dollars in millions)
Single-family loans redesignated from HFI to HFS:
Amortized cost	$3,112	$1,637
Lower of cost or fair value adjustment at time of redesignation(1)	(54)	(9)
Allowance reversed at time of redesignation	361	184

Single-family loans sold:
Unpaid principal balance	$208	$—
Realized gains, net	2	—
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.7 billion and $5.0 billion as of March 31, 2021 and December 31, 2020, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose. In addition, in response to the COVID-19 pandemic, we have prohibited our servicers from completing foreclosures on our single-family loans through at least June 30, 2021, except in the case of vacant or abandoned properties.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	82

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

	As of March 31, 2021
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$17,400	$7,024	$79,349	$103,773	$2,688,967	$2,792,740	$51,671	$6,461
15-year or less, amortizing fixed-rate	1,742	492	4,275	6,509	475,960	482,469	3,424	210
Adjustable-rate	180	63	993	1,236	26,549	27,785	735	116
Other(2)	801	317	4,494	5,612	45,188	50,800	2,132	860
Total single-family	20,123	7,896	89,111	117,130	3,236,664	3,353,794	57,962	7,647
Multifamily(3)	1,495	N/A	2,531	4,026	387,841	391,867	404	183
Total	$21,618	$7,896	$91,642	$121,156	$3,624,505	$3,745,661	$58,366	$7,830

	As of December 31, 2020
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$24,928	$9,414	$88,276	$122,618	$2,619,585	$2,742,203	$68,526	$6,028
15-year or less, amortizing fixed-rate	1,987	601	5,028	7,616	449,443	457,059	4,292	240
Adjustable-rate	268	97	1,143	1,508	29,933	31,441	907	114
Other(2)	1,150	458	5,037	6,645	47,937	54,582	2,861	771
Total single-family	28,333	10,570	99,484	138,387	3,146,898	3,285,285	76,586	7,153
Multifamily(3)	1,140	N/A	3,688	4,828	372,598	377,426	610	302
Total	$29,473	$10,570	$103,172	$143,215	$3,519,496	$3,662,711	$77,196	$7,455
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
(2)Reverse mortgage loans included in “Other” are not aged due to their nature and are included in the current column.
(3)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
Credit Quality Indicators
The following tables display the total amortized cost of our single-family HFI loans by class, year of origination and credit quality indicator, excluding loans for which we have elected the fair value option. The estimated mark-to-market loan-to-value (“LTV”) ratio is a primary factor we consider when estimating our allowance for loan losses for single-family loans. As LTV ratios increase, the borrower's equity in the home decreases, which may negatively affect the borrower's ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.

	As of March 31, 2021, by Year of Origination(1)
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$187,046	$848,710	$216,806	$124,252	$158,591	$885,994	$2,421,399
Greater than 80% and less than or equal to 90%	23,830	180,295	51,499	10,692	2,706	5,552	274,574
Greater than 90% and less than or equal to 100%	25,159	66,092	1,710	578	157	1,556	95,252
Greater than 100%	—	25	6	24	58	1,402	1,515
Total 20- and 30-year or more, amortizing fixed-rate	236,035	1,095,122	270,021	135,546	161,512	894,504	2,792,740
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	48,003	187,390	35,975	13,779	28,112	161,802	475,061
Greater than 80% and less than or equal to 90%	1,137	4,953	292	19	9	19	6,429
Greater than 90% and less than or equal to 100%	356	587	4	2	3	9	961
Greater than 100%	—	—	—	2	3	13	18
Total 15-year or less, amortizing fixed-rate	49,496	192,930	36,271	13,802	28,127	161,843	482,469
Adjustable-rate:
Less than or equal to 80%	111	2,757	1,608	2,006	3,982	16,940	27,404
Greater than 80% and less than or equal to 90%	11	189	79	35	15	13	342
Greater than 90% and less than or equal to 100%	6	29	2	—	—	1	38
Greater than 100%	—	—	—	—	—	1	1
Total adjustable-rate	128	2,975	1,689	2,041	3,997	16,955	27,785
Other:
Less than or equal to 80%	—	—	39	318	779	34,761	35,897
Greater than 80% and less than or equal to 90%	—	—	1	15	31	1,000	1,047
Greater than 90% and less than or equal to 100%	—	—	2	5	11	456	474
Greater than 100%	—	—	—	3	5	485	493
Total other	—	—	42	341	826	36,702	37,911
Total	$285,659	$1,291,027	$308,023	$151,730	$194,462	$1,110,004	$3,340,905

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$235,160	$1,038,857	$254,428	$140,355	$191,464	$1,099,497	$2,959,761
Greater than 80% and less than or equal to 90%	24,978	185,437	51,871	10,761	2,761	6,584	282,392
Greater than 90% and less than or equal to 100%	25,521	66,708	1,718	585	171	2,022	96,725
Greater than 100%	—	25	6	29	66	1,901	2,027
Total	$285,659	$1,291,027	$308,023	$151,730	$194,462	$1,110,004	$3,340,905

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2020, by Year of Origination(1)
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$794,156	$233,994	$135,849	$183,315	$221,172	$775,636	$2,344,122
Greater than 80% and less than or equal to 90%	157,500	85,227	23,440	5,270	1,592	5,958	278,987
Greater than 90% and less than or equal to 100%	109,743	4,186	820	250	124	1,994	117,117
Greater than 100%	28	7	28	77	81	1,756	1,977
Total 20- and 30-year or more, amortizing fixed-rate	1,061,427	323,414	160,137	188,912	222,969	785,344	2,742,203
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	181,418	41,374	15,768	31,497	46,088	132,596	448,741
Greater than 80% and less than or equal to 90%	6,105	811	35	14	8	20	6,993
Greater than 90% and less than or equal to 100%	1,274	9	3	4	3	10	1,303
Greater than 100%	—	—	3	3	3	13	22
Total 15-year or less, amortizing fixed-rate	188,797	42,194	15,809	31,518	46,102	132,639	457,059
Adjustable-rate:
Less than or equal to 80%	2,935	1,839	2,412	4,765	2,678	16,248	30,877
Greater than 80% and less than or equal to 90%	234	152	79	19	5	12	501
Greater than 90% and less than or equal to 100%	56	3	1	—	—	2	62
Greater than 100%	—	—	—	—	—	1	1
Total adjustable-rate	3,225	1,994	2,492	4,784	2,683	16,263	31,441
Other:
Less than or equal to 80%	—	41	328	811	1,028	36,216	38,424
Greater than 80% and less than or equal to 90%	—	2	20	43	30	1,298	1,393
Greater than 90% and less than or equal to 100%	—	2	8	16	10	602	638
Greater than 100%	—	—	4	8	9	631	652
Total other	—	45	360	878	1,077	38,747	41,107
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$978,509	$277,248	$154,357	$220,388	$270,966	$960,696	$2,862,164
Greater than 80% and less than or equal to 90%	163,839	86,192	23,574	5,346	1,635	7,288	287,874
Greater than 90% and less than or equal to 100%	111,073	4,200	832	270	137	2,608	119,120
Greater than 100%	28	7	35	88	93	2,401	2,652
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810
(1)Excludes $12.9 billion and $13.5 billion as of March 31, 2021 and December 31, 2020, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost in our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.

	As of March 31, 2021, by Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$11,295	$81,647	$67,630	$61,280	$49,903	$108,429	$380,184
Classified(2)	—	204	1,185	1,673	2,882	5,739	11,683
Total	$11,295	$81,851	$68,815	$62,953	$52,785	$114,168	$391,867

	As of December 31, 2020, by Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$71,977	$68,296	$62,087	$50,907	$43,174	$70,933	$367,374
Classified(2)	37	1,041	1,529	2,616	1,579	3,250	10,052
Total	$72,014	$69,337	$63,616	$53,523	$44,753	$74,183	$377,426
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. As of March 31, 2021 and December 31, 2020, we had loans with an amortized cost of $4 million and less than $1 million, respectively, classified as doubtful.
Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify loans to certain borrowers who have received bankruptcy relief as TDRs. However, our current TDR accounting described herein is temporarily impacted by our election to account for certain eligible loss mitigation activities under the COVID-19 Relief granted pursuant to the CARES Act and the Consolidated Appropriations Act of 2021. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for more information on the relief from TDR accounting and disclosure requirements.
The substantial majority of the loan modifications accounted for as a TDR result in term extensions, interest rate reductions or a combination of both. During the three months ended March 31, 2021 and 2020, the average term extension of a single-family modified loan was 138 months and 168 months, respectively, and the average interest rate reduction was 0.52 and 0.32 percentage points, respectively.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Three Months Ended March 31,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	2,989	$471	10,856	$1,909
15-year or less, amortizing fixed-rate	369	28	1,073	98
Adjustable-rate	41	6	144	24
Other	154	18	537	68
Total single-family	3,553	523	12,610	2,099
Multifamily	—	—	—	—
Total TDRs	3,553	$523	12,610	$2,099
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

	For the Three Months Ended March 31,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	7,172	$1,327	3,175	$521
15-year or less, amortizing fixed-rate	152	11	50	3
Adjustable-rate	11	2	7	1
Other	633	112	327	51
Total single-family	7,968	1,452	3,559	576
Multifamily	—	—	2	2
Total TDRs that subsequently defaulted	7,968	$1,452	3,561	$578
Nonaccrual Loans
For loans not subject to the COVID-19-related nonaccrual policy, we discontinue accruing interest when we believe collectability of principal and interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected on such loans is reversed through interest income at the date the loan is placed on nonaccrual status. For single-family loans on nonaccrual status, we recognize income when cash payments are received. We return a non-modified single-family loan to accrual status at the point when the borrower brings the loan current. We return a modified single-family loan to accrual status at the point when the borrower has successfully made all required payments during the trial period (generally three to four months) and the modification is made permanent. We place a multifamily loan on nonaccrual status when the loan becomes two months or more past due according to its contractual terms unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured. For multifamily loans on nonaccrual status, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan. Single-family and multifamily loans are reported past due if a full payment of principal and interest is not received within one month of its due date.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income at the current contractual yield for up to six months of delinquency provided that the loan was either current at March 1, 2020 or originated after March 1, 2020, and collection of principal and interest is reasonably assured. For single-family loans where we have provided relief beyond six months of delinquency, we continue to accrue interest income provided that the loan remains in a forbearance arrangement and collection of principal and interest continues to be reasonably assured. Multifamily loans that are in a forbearance arrangement are placed on nonaccrual status when the borrower is six months past due unless the loan is both well secured and in the process of collection. Loans that have been placed in a repayment plan or that have been brought current through a modification or a payment deferral are returned to accrual status once the borrower has made six consecutive contractual payments under the terms of the repayment plan or the modified loan. For loans in a forbearance arrangement that are placed on nonaccrual status, cash payments for interest are applied as a reduction of accrued interest receivable until the receivable has been reduced to zero, and then recognized as interest income. If a loan is modified, any capitalized interest that has not been previously recognized as interest income is recorded as a discount to the loan and amortized over the life of the loan. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for more information on our nonaccrual policy, including a discussion of regulatory guidance on interest income issued in response to COVID-19, and additional information on our policies for determining if the collection of principal and interest is reasonably assured, as well as our policy for establishing a valuation allowance for expected credit losses on the accrued interest receivable balance for loans negatively impacted by COVID-19.
The table below displays the forgone interest and the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Single-family:
Interest income forgone(1)	$307	$182
Accrued interest receivable written off through the reversal of interest income	108	87

Multifamily:
Interest income forgone(1)	$14	$1
Accrued interest receivable written off through the reversal of interest income	—	—
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

	As of		For the Three Months Ended March 31,
	March 31, 2021	December 31, 2020	2021	2020
	Amortized Cost		Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$30,173	$22,907	$64	$101
15-year or less, amortizing fixed-rate	945	853	2	2
Adjustable-rate	284	270	1	1
Other	2,583	2,475	4	13
Total single-family	33,985	26,505	71	117
Multifamily	2,153	2,069	8	—
Total nonaccrual loans	$36,138	$28,574	$79	$117
(1)Single-family interest income recognized includes amounts accrued while the loans were performing, including the amortization of any deferred cost basis adjustments, as well as payments received on nonaccrual loans for nonaccrual loans held as of period end. Multifamily interest income recognized includes amounts accrued while the loans were performing and the amortization of any deferred cost basis adjustments for nonaccrual loans held as of period end.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	88

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
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses, including the transition impact of adopting Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which was later amended by ASU 2019-04, ASU 2019-05 and ASU 2019-1 (collectively, the “CECL standard”), on January 1, 2020. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for additional information on changes to our allowance for loan losses resulting from our adoption of the CECL standard.
The benefit or provision for loan losses excludes provision for accrued interest receivable losses, guaranty loss reserves and credit losses on available-for-sale (“AFS”) debt securities. Cumulatively, these expenses are recognized as “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(9,344)	$(8,759)
Transition impact of the adoption of the CECL standard	—	(1,229)
Benefit (provision) for loan losses	671	(2,177)
Write-offs	71	70
Recoveries	(2)	(3)
Other	57	28
Ending Balance	$(8,547)	$(12,070)
Multifamily allowance for loan losses:
Beginning balance	$(1,208)	$(257)
Transition impact of the adoption of the CECL standard	—	(493)
Benefit (provision) for loan losses	95	(407)
Write-offs	33	19
Recoveries	(1)	(1)
Ending Balance	$(1,081)	$(1,139)
Total allowance for loan losses:
Beginning balance	$(10,552)	$(9,016)
Transition impact of the adoption of the CECL standard	—	(1,722)
Benefit (provision) for loan losses	766	(2,584)
Write-offs	104	89
Recoveries	(3)	(4)
Other	57	28
Ending Balance	$(9,628)	$(13,209)
Our benefit or provision for loan losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearance and loan modifications, the volume of foreclosures completed, and the redesignation of loans from HFI to HFS. Our benefit or provision can also be impacted by updates to the models, assumptions, and data used in determining our allowance for loan losses. As described below, our benefit or provision for loan losses and our loss reserves have been significantly affected by our estimates of the impact of the COVID-19

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
pandemic, which require significant management judgment. Changes in our estimates of borrowers that will ultimately receive forbearance and even more significantly, the loss mitigation outcomes of affected borrowers after the forbearance period ends, remain uncertain and can affect the amount of benefit or provision for loan losses we recognize.
The primary factors that contributed to our single-family benefit for loan losses in the first quarter of 2021 were:
•Benefit from actual and expected home price growth. During the first quarter of 2021, home price growth was unseasonably strong. We also increased our expectations for home price growth on a national basis for full year 2021. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. After a temporary pause in sales of nonperforming and reperforming loans, we resumed our plans for sales late in the first quarter of 2021. As a result, we redesignated certain reperforming single-family loans from HFI to HFS, as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a benefit for loan losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and change in actual and expected loan delinquencies. Management continues to apply its judgment and supplement model results as of March 31, 2021, due to continued uncertainty regarding the loss mitigation outcomes of borrowers in forbearance, and uncertainty regarding the future impact of the pandemic, including the efficacy of the COVID-19 vaccines on new strains of the virus and its effect on the economy. Although uncertainty remains, our expected loan losses as a result of the COVID-19 pandemic decreased in the first quarter of 2021, driven by the passage of the American Rescue Plan, which provides additional economic stimulus and helps support the continued economic recovery. In addition, decreased political uncertainty compared with the end of 2020 combined with the increased progression of the COVID-19 vaccines rollout lessened expectations of loan losses. Based on these factors in the first quarter of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model.
The impact of these factors was partially offset by the impact of the following factor which reduced our single-family benefit for loan losses recognized in the first quarter of 2021.
•Provision from higher actual and projected interest rates. Although we continue to be in a historically low interest-rate environment, actual and projected interest rates rose in the first quarter of 2021. As mortgage interest rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans. Lower expected prepayments extend the expected lives of modified loans, which increases the expected impairment relating to term and interest-rate concessions provided on these loans resulting in a provision for loan losses.
The primary factors that impacted our single-family provision for loan losses in the first quarter of 2020 were:
•Expected loan losses as a result of the COVID-19 pandemic. Given the rapidly changing and deteriorating market conditions in the first quarter of 2020 as a result of the unprecedented COVID-19 pandemic, we believed our model used to estimate single-family credit losses as of March 31, 2020 did not capture the entirety of losses we expected to incur relating to COVID-19. As a result, management used its judgment to increase the loss projections developed by our credit loss model to reflect our expectations at that time relating to COVID-19’s impact. These judgments included adjusting our modeled results for (1) the expected impact of widespread forbearance programs, including the rate of borrower participation, and the volume and type of loan modifications as a result thereof, (2) the effect of TDR accounting relief from the CARES Act, and (3) lower expected prepayment volumes given the sharp rise in unemployment rates that were expected to stay elevated over the near term. In developing this model adjustment, management considered the credit risk profile of our single-family loan book of business at that time, as well as relevant historical credit loss experience during rare or stressful economic environments.
•A decrease in our expectations for home price growth. In the first quarter of 2020, we revised our forecast to reflect near zero home price appreciation on a national basis for 2020 due to COVID-19 market disruptions. Lower home prices increase the likelihood that loans will default and increase the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately increases our loss reserves and provision for credit losses.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
•These factors were partially offset by lower actual and projected mortgage interest rates. As mortgage interest rates declined, we expected an increase in future prepayments on single-family loans, including modified loans. As noted above, we adjusted downward our modeled expectation of prepayment volumes due to the COVID-19 pandemic, which reduced this modeled benefit from interest rates.
The primary factors that impacted our multifamily benefit for loan losses in the first quarter of 2021 were:
•Benefit from actual and projected economic data. In the first quarter of 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan default, resulting in a benefit for loan losses for the quarter.
•Benefit from changes in expected loan losses as a result of the COVID-19 pandemic. Similar to our single-family provision for loan losses described above, management continues to apply its judgment and supplement model results as of March 31, 2021, due to continued uncertainty regarding the future impact of the pandemic, including the efficacy of the COVID-19 vaccines on new strains of the virus and its effect on the economy. Although uncertainty remains, our expected loan losses as a result of the COVID-19 pandemic decreased in the first quarter of 2021 driven by positive economic growth and the passage of the American Rescue Plan, which provided additional economic stimulus. Based on these factors in the first quarter of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model.
Our multifamily provision for loan losses in the first quarter 2020 was primarily driven by higher expected losses as a result of the economic dislocation caused by the COVID-19 pandemic. Consistent with the 2020 single-family provision for loan losses discussed above, we believed our model used to estimate multifamily loan losses as of March 31, 2020 did not capture the entirety of losses we expected to incur relating to COVID-19. As a result, management used its judgment to increase the loss projections developed by our credit loss model to reflect our expectations at that time relating to COVID-19’s impact. Accordingly, our multifamily provision for loan losses was primarily driven by higher expected unemployment rates, which we expected would increase the number of loans in forbearance and reduce property net operating income in the near term, thereby decreasing forecasted property values and increasing the probability of loan default. In developing these adjustments, management considered the credit risk profile of our multifamily loan book of business at that time, as well as relevant historical credit loss experience during rare or stressful economic environments.
5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$1,985	$2,404
Other agency(1)	3,440	3,451
Private-label and other mortgage securities	157	158
Total mortgage-related securities (includes $741 million and $793 million, respectively, related to consolidated trusts)	5,582	6,013
Non-mortgage-related securities:
U.S. Treasury securities	105,601	130,456
Other securities	73	73
Total non-mortgage-related securities	105,674	130,529
Total trading securities	$111,256	$136,542
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays information about our net trading gains (losses).

	For the Three Months Ended March 31,

	2021	2020
	(Dollars in millions)
Net trading gains (losses)	$(758)	$647
Net trading gains (losses) recognized in the period related to securities still held at period end	(759)	591
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

	As of March 31, 2021
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$988	$—	$59	$(11)	$1,036
Other agency(2)	32	—	2	—	34
Alt-A and subprime private-label securities	3	—	2	—	5
Mortgage revenue bonds	187	(3)	7	—	191
Other mortgage-related securities	230	—	6	—	236
Total	$1,440	$(3)	$76	$(11)	$1,502

	As of December 31, 2020
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,094	$—	$86	$(12)	$1,168
Other agency(2)	59	—	6	—	65
Alt-A and subprime private-label securities	4	—	2	—	6
Mortgage revenue bonds	211	(3)	8	—	216
Other mortgage-related securities	238	—	4	—	242
Total	$1,606	$(3)	$106	$(12)	$1,697
(1)We exclude from amortized cost and fair value accrued interest of $5 million and $6 million as of March 31, 2021 and December 31, 2020, respectively, which we record in “Other assets” in our condensed consolidated balance sheets.
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

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Investments in Securities

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
Non-Agency Mortgage-Related Securities
As of March 31, 2021, substantially all of our non-agency mortgage-related securities were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.
The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of
	March 31, 2021				December 31, 2020
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$—	$(11)	$131	$(1)	$40	$(11)	$94
Total	$—	$—	$(11)	$131	$(1)	$40	$(11)	$94
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months Ended March 31,

	2021	2020
	(Dollars in millions)
Gross realized gains	$13	$21
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	115	50
The following tables display net unrealized gains on AFS securities and other amounts accumulated within our accumulated other comprehensive income, net of tax.

	As of
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$51	$74
Other	38	42
Accumulated other comprehensive income	$89	$116

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	93

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

	As of March 31, 2021
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value
	(Dollars in millions)
Fannie Mae	$988	$1,036	$—	$—	$4	$4	$98	$109	$886	$923
Other agency	32	34	—	—	—	—	1	1	31	33
Alt-A and subprime private-label securities	3	5	—	—	—	—	2	2	1	3
Mortgage revenue bonds	184	191	1	1	26	27	18	19	139	144
Other mortgage-related securities	230	236	—	—	—	—	18	20	212	216
Total	$1,437	$1,502	$1	$1	$30	$31	$137	$151	$1,269	$1,319
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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. When we began issuing UMBS in June 2019, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $154.6 billion and $137.3 billion as of March 31, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2021			December 31, 2020
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$4,232	$17	$4,047	$4,424	$18	$4,226
Other guaranty arrangements(2)	11,392	103	2,295	11,828	109	2,438
Total	$15,624	$120	$6,342	$16,252	$127	$6,664
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, “Note 10, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.
7.  Short-Term and Long-Term Debt
In January 2021, we began applying fair value hedge accounting to certain debt issuances. The objective of our fair value hedges is to reduce GAAP earnings volatility related to changes in benchmark interest rates. See “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for additional information on our fair value hedge accounting policy and related disclosures.
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	March 31, 2021		December 31, 2020
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$2,857	0.06%	$12,173	0.18%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2021			December 31, 2020
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2021 - 2030	$102,683	2.09%	2021 - 2030	$106,691	2.03%
Medium-term notes(3)	2021 - 2031	47,693	0.61	2021 - 2030	48,524	0.63
Other(4)	2021 - 2038	7,195	3.77	2021 - 2038	6,701	3.90
Total senior fixed		157,571	1.72		161,916	1.69
Senior floating:
Medium-term notes(3)	2021 - 2022	98,095	0.28	2021 - 2022	100,089	0.35
Connecticut Avenue Securities(5)	2023 - 2031	14,537	4.13	2023 - 2031	14,978	4.16
Other(6)	2037	382	7.69	2037	416	7.75
Total senior floating		113,014	0.79		115,483	0.86
Total long-term debt of Fannie Mae(7)		270,585	1.34		277,399	1.34
Debt of consolidated trusts	2021 - 2060	3,740,538	1.72	2021 - 2060	3,646,164	1.88
Total long-term debt		$4,011,123	1.70%		$3,923,563	1.85%
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments, and other cost basis adjustments.
(2)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(3)Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.
(4)Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.
(5)Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities, a portion of which is reported at fair value. Represents CAS issued prior to November 2018. See “Note 2, Consolidations and Transfers of Financial Assets” in our 2020 Form 10-K for more information about our CAS structures issued beginning November 2018.
(6)Consists of structured debt instruments that are reported at fair value.
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $1.6 billion and $392 million as of March 31, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
8.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest-rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest-rate risk management purposes consist primarily of interest-rate swaps and interest-rate options. See “Note 8, Derivative Instruments” in our 2020 Form 10-K for additional information on interest-rate risk management.
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
Fair Value Hedge Accounting
As discussed in “Note 1, Summary of Significant Accounting Policies,” we implemented a fair value hedge accounting program in January 2021. Pursuant to this program, we may designate certain interest-rate swaps as hedging instruments in hedges of the change in fair value attributable to the designated benchmark interest rate for certain closed pools of fixed-rate, single-family mortgage loans or our funding debt. For hedged items in qualifying fair value hedging relationships, changes in fair value attributable to the designated risk are recognized as a basis adjustment to the hedged item. We also report changes in the fair value of the derivative hedging instrument in the same condensed consolidated statements of operations and comprehensive income line item used to recognize the earnings effect of the hedged item’s basis adjustment. The objective of our fair value hedges is to reduce GAAP earnings volatility related to changes in benchmark interest rates.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of March 31, 2021				As of December 31, 2020
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives designated as fair value hedges:
Swaps:
Pay-fixed	$2,804	$—	$75	$(7)	$—	$—	$—	$—
Receive-fixed	39,754	2	—	—	—	—	—	—
Accrued interest receivable	—	1	—	—	—	—	—	—
Total risk management derivatives designated as hedges	42,558	3	75	(7)	—	—	—	—
Risk management derivatives not designated as fair value hedges:
Swaps:
Pay-fixed	68,674	—	9,636	(482)	88,361	—	11,461	(595)
Receive-fixed	45,635	167	46,039	(1,035)	92,315	233	33,919	(123)
Basis	250	146	—	—	250	192	—	—
Foreign currency	238	43	241	(52)	237	57	239	(58)
Swaptions:
Pay-fixed	5,690	124	375	(16)	5,530	37	2,025	(118)
Receive-fixed	1,455	96	1,110	(42)	3,355	346	700	(16)
Futures(1)	1,602	—	—	—	64,398	—	—	—
Total gross risk management derivatives	123,544	576	57,401	(1,627)	254,446	865	48,344	(910)
Accrued interest receivable (payable)	—	91	—	(86)	—	97	—	(105)
Total risk management derivatives not designated as hedges	123,544	667	57,401	(1,713)	254,446	962	48,344	(1,015)
Netting adjustment(2)	—	(655)	—	1,632	—	(905)	—	995
Total risk management derivatives portfolio	166,102	15	57,476	(88)	254,446	57	48,344	(20)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	9,456	5	22,709	(237)	35,292	145	51	—
Forward contracts to purchase mortgage-related securities	26,155	57	145,335	(1,689)	144,215	844	607	—
Forward contracts to sell mortgage-related securities	220,063	2,534	31,765	(46)	199	—	227,828	(1,426)
Total mortgage commitment derivatives	255,674	2,596	199,809	(1,972)	179,706	989	228,486	(1,426)
Credit enhancement derivatives	14,079	61	10,410	(46)	16,829	179	11,368	(49)
Derivatives at fair value	$435,855	$2,672	$267,695	$(2,106)	$450,981	$1,225	$288,198	$(1,495)
(1)Futures have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $1.0 billion and $658 million as of March 31, 2021 and December 31, 2020, respectively. Cash collateral received was $35 million and $568 million as of March 31, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
We record all gains and losses, including accrued interest, on derivatives while they are not in a qualifying designated hedging relationship in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended March 31,

	2021	2020
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$2,207	$(4,029)
Receive-fixed	(1,855)	3,343
Basis	(46)	56
Foreign currency	(8)	(38)
Swaptions:
Pay-fixed	107	(148)
Receive-fixed	(239)	632
Futures	1	(71)
Net contractual interest expense on interest-rate swaps	(11)	(106)
Total risk management derivatives fair value gains (losses), net	156	(361)
Mortgage commitment derivatives fair value gains (losses), net	1,082	(993)
Credit enhancement derivatives fair value losses, net	(90)	(11)
Total derivatives fair value gains (losses), net	$1,148	$(1,365)
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended March 31, 2021
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$23,353	$(16,817)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	(36)	—
Derivatives designated as hedging instruments	36	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	1,195
Discontinued hedge-related basis adjustment amortization	—	(13)
Derivatives designated as hedging instruments	—	(1,214)
Interest accruals on derivative hedging instruments	—	54
Total effect of fair value hedges	$—	$22

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item's cumulative basis adjustments and the closed portfolio balances under the last-of-layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists of open hedges only.

	As of March 31, 2021
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$83,521	$(36)	$(36)	$55,819	$2,879

Debt of Fannie Mae	(55,345)	1,182	1,182	—	—
(1)    Based on the unamortized balance of the hedge-related cost basis.
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of March 31, 2021 and December 31, 2020.
9.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations. For additional information related to our business segments, including basis of organization and other segment activities, see “Note 10, Segment Reporting” in our 2020 Form 10-K.
Segment Allocations and Results
The majority of our revenues and expenses are directly associated with each respective business segment and are included in determining its operating results. Those revenues and expenses that are not directly attributable to a particular business segment are allocated based on the size of each segment’s guaranty book of business. The substantial majority of the gains and losses associated with our risk management derivatives, including the impact of hedge accounting, are allocated to our Single-Family business segment.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Segment Reporting

The following table displays our segment results.

	For the Three Months Ended March 31,
	2021			2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,894	$848	$6,742	$4,541	$806	$5,347
Fee and other income(2)	62	25	87	94	26	120
Net revenues	5,956	873	6,829	4,635	832	5,467
Investment gains (losses), net(3)	64	(19)	45	(152)	(6)	(158)
Fair value gains (losses), net(4)	740	44	784	(460)	184	(276)
Administrative expenses	(623)	(125)	(748)	(629)	(120)	(749)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	662	103	765	(2,172)	(411)	(2,583)
Foreclosed property income (expense)	17	(12)	5	(78)	(2)	(80)
Total credit-related income (expense)	679	91	770	(2,250)	(413)	(2,663)
TCCA fees(6)	(731)	—	(731)	(637)	—	(637)
Credit enhancement expense(7)	(226)	(58)	(284)	(316)	(60)	(376)
Change in expected credit enhancement recoveries(8)	(16)	(15)	(31)	58	130	188
Other expenses, net	(287)	(32)	(319)	(163)	(55)	(218)
Income before federal income taxes	5,556	759	6,315	86	492	578
Provision for federal income taxes	(1,162)	(160)	(1,322)	(18)	(99)	(117)
Net income	$4,394	$599	$4,993	$68	$393	$461
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
(7)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which include primarily costs associated with our Credit Insurance Risk TransferTM (“CIRTTM”), Connecticut Avenue Securities® (“CAS”) and enterprise-paid mortgage insurance (“EPMI”) programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue SecuritiesTM (“MCAS”) programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(8)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs as well as certain lender risk-sharing arrangements, including our multifamily DUS program. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for more information on our change in presentation.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
10.  Concentrations of Credit Risk
Risk Characteristics of our Guaranty Book of Business
One of the measures by which we gauge our credit risk is the delinquency status of the mortgage loans in our guaranty book of business.
For single-family and multifamily loans, we use this information, in conjunction with housing market and other economic data, to structure our pricing and our eligibility and underwriting criteria to reflect the current risk of loans with higher-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.
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

	As of
	March 31, 2021			December 31, 2020
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.62%	0.24%	2.72%	0.88%	0.33%	3.10%
Percentage of single-family conventional loans based on loan count	0.71	0.26	2.58	1.02	0.36	2.87

	As of
	March 31, 2021		December 31, 2020
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	21.81%	*	22.43%
Geographical distribution:
California	19%	2.31	19%	2.62
Florida	6	3.60	6	4.17
Illinois	3	3.02	3	3.10
New Jersey	4	4.04	3	4.57
New York	5	4.34	5	4.79
All other states	63	2.34	64	2.59
Product distribution:
Alt-A	1	8.85	1	9.32
Vintages:
2004 and prior	2	5.66	2	5.88
2005-2008	2	9.65	2	9.98
2009-2021	96	2.13	96	2.39
*    Represents less than 0.5% of single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2021 or December 31, 2020.
Multifamily Credit Risk Characteristics
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on unpaid principal balance, that are 60 days or more past due, and loans with other higher risk characteristics to determine the overall credit quality of our multifamily book of business. Higher risk characteristics include, but are not limited to, current DSCR below 1.0 and original LTV ratios greater than 80%. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of
	March 31, 2021(1)		December 31, 2020(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.37%	0.66%	0.29%	0.98%

	As of
	March 31, 2021		December 31, 2020
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.86%	1%	1.04%
Less than or equal to 80%	99	0.66	99	0.98
Current DSCR below 1.0(4)	2	18.51	2	21.19
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
(4)Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer. As a result, the financial information we have received from borrowers to date may not reflect the most recent impacts of COVID-19. For certain properties, we do not receive updated financial information.
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

	As of
	March 31, 2021		December 31, 2020
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$169,582		$170,890
Pool mortgage insurance	285		291
Total mortgage insurance risk in force	$169,867	5%	$171,181	5%

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
Mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover property damage that is not covered by the hazard insurance we require, and such damage may result in a reduction to, or a denial of, mortgage insurance benefits. Specifically, a property damaged by a flood that was outside a Federal Emergency Management Agency (“FEMA”)-identified Special Flood Hazard Area, where we require coverage, or a property damaged by an earthquake are the most likely scenarios where property damage may result in a loss event not covered by hazard insurance.
The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	March 31, 2021	December 31, 2020
Counterparty:(1)
Arch Capital Group Ltd.	20%	21%
Mortgage Guaranty Insurance Corp.	18	18
Radian Guaranty, Inc.	18	19
Genworth Mortgage Insurance Corp.	17	16
Essent Guaranty, Inc.	16	16
Others	11	10
Total	100%	100%
(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
Three of our mortgage insurer counterparties that are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will fail to pay claims fully. Entering run-off may limit sources of profits and liquidity for the mortgage insurer and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $2.2 billion, or 1%, of the risk-in-force mortgage insurance coverage of our single-family conventional guaranty book of business as of March 31, 2021.
PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 77.5% of claims under its mortgage insurance policies in cash and is deferring the remaining 22.5%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay their deferred policyholder claims or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims, but remains in run-off.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of March 31, 2021 and December 31, 2020, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.2 billion and $1.4 billion, respectively.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
As of March 31, 2021 and December 31, 2020, we had outstanding receivables of $542 million and $560 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of March 31, 2021 and December 31, 2020, we assessed these outstanding receivables for collectability, and established a valuation allowance of $480 million and $497 million, respectively, which reduced our claim receivable to the amount considered probable of collection.
Mortgage Servicers and Sellers. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities, including loss mitigation, on our behalf. Our mortgage servicers and sellers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. Our representation and warranty framework does not require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions), and identifies one depository servicer that serviced more than 10% of our single-family guaranty book of business based on unpaid principal balance.

	Percentage of Single-Family Guaranty Book of Business
	As of
	March 31, 2021	December 31, 2020
Wells Fargo Bank, N.A. (together with its affiliates)	12%	13%
Remaining top five depository servicers	10	11
Top five non-depository servicers	23	24
Total	45%	48%
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

	Percentage of Multifamily Guaranty Book of Business
	As of
	March 31, 2021	December 31, 2020
Walker & Dunlop, Inc.	13%	12%
Wells Fargo Bank, N.A. (together with its affiliates)	11	12
Remaining top five servicers	24	24
Total	48%	48%
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
We may take one or more of the following actions to mitigate our credit exposure to mortgage servicers that present a higher risk:
•require a guaranty of obligations by higher-rated entities;
•transfer exposure to third parties;

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
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

	As of March 31, 2021
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$670	$(661)	$9		$—	$—	$9
Cleared risk management derivatives	—	6	6		—	—	6
Mortgage commitment derivatives	2,596	—	2,596		(801)	(85)	1,710
Total derivative assets	3,266	(655)	2,611	(4)	(801)	(85)	1,725
Securities purchased under agreements to resell or similar arrangements(5)	66,437	—	66,437		—	(66,437)	—
Total assets	$69,703	$(655)	$69,048		$(801)	$(66,522)	$1,725
Liabilities:
OTC risk management derivatives	$(1,720)	$1,646	$(74)		$—	$—	$(74)
Cleared risk management derivatives	—	(14)	(14)		—	14	—
Mortgage commitment derivatives	(1,972)	—	(1,972)		801	159	(1,012)
Total derivative liabilities	(3,692)	1,632	(2,060)	(4)	801	173	(1,086)
Total liabilities	$(3,692)	$1,632	$(2,060)		$801	$173	$(1,086)

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2020
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$962	$(952)	$10		$—	$—	$10
Cleared risk management derivatives	—	47	47		—	—	47
Mortgage commitment derivatives	989	—	989		(406)	(53)	530
Total derivative assets	1,951	(905)	1,046	(4)	(406)	(53)	587
Securities purchased under agreements to resell or similar arrangements(5)	46,644	—	46,644		—	(46,644)	—
Total assets	$48,595	$(905)	$47,690		$(406)	$(46,697)	$587
Liabilities:
OTC risk management derivatives	$(1,015)	$999	$(16)		$—	$—	$(16)
Cleared risk management derivatives	—	(4)	(4)		—	2	(2)
Mortgage commitment derivatives	(1,426)	—	(1,426)		406	1,017	(3)
Total derivative liabilities	(2,441)	995	(1,446)	(4)	406	1,019	(21)
Total liabilities	$(2,441)	$995	$(1,446)		$406	$1,019	$(21)
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
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $4.7 billion as of March 31, 2021 and December 31, 2020. The fair value of non-cash collateral received was $66.5 billion and $46.6 billion, of which $65.4 billion and $46.6 billion could be sold or repledged as of March 31, 2021 and December 31, 2020, respectively. None of the underlying collateral was sold or repledged as of March 31, 2021 or December 31, 2020.
(4)Excludes derivative assets of $61 million and $179 million as of March 31, 2021 and December 31, 2020, respectively, and derivative liabilities of $46 million and $49 million recognized in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, that are not subject to enforceable master netting arrangements.
(5)Includes $6.1 billion and $18.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. Includes $5.4 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2021. There were no securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” as of December 31, 2020.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. For how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 14, Netting Arrangements” in our 2020 Form 10-K.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	107

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

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	108

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$4,050	$—	$—	$—	$4,050
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,876	109	—	1,985
Other agency	—	3,440	—	—	3,440
Private-label and other mortgage securities	—	157	—	—	157
Non-mortgage-related securities:
U.S. Treasury securities	105,601	—	—	—	105,601
Other securities	—	73	—	—	73
Total trading securities	105,601	5,546	109	—	111,256
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	847	189	—	1,036
Other agency	—	34	—	—	34
Alt-A and subprime private-label securities	—	4	1	—	5
Mortgage revenue bonds	—	—	191	—	191
Other	—	6	230	—	236
Total available-for-sale securities	—	891	611	—	1,502
Mortgage loans	—	5,228	820	—	6,048
Other assets:
Risk management derivatives:
Swaps	—	299	151	—	450
Swaptions	—	220	—	—	220
Netting adjustment	—	—	—	(655)	(655)
Mortgage commitment derivatives	—	2,596	—	—	2,596
Credit enhancement derivatives	—	—	61	—	61
Total other assets	—	3,115	212	(655)	2,672
Total assets at fair value	$109,651	$14,780	$1,752	$(655)	$125,528

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$2,954	$382	$—	$3,336
Total of Fannie Mae	—	2,954	382	—	3,336
Of consolidated trusts	—	23,543	58	—	23,601
Total long-term debt	—	26,497	440	—	26,937
Other liabilities:
Risk management derivatives:
Swaps	—	1,662	—	—	1,662
Swaptions	—	58	—	—	58
Netting adjustment	—	—	—	(1,632)	(1,632)
Mortgage commitment derivatives	—	1,972	—	—	1,972
Credit enhancement derivatives	—	—	46	—	46
Total other liabilities	—	3,692	46	(1,632)	2,106
Total liabilities at fair value	$—	$30,189	$486	$(1,632)	$29,043

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$1,120	$—	$—	$—	$1,120
Trading securities:
Mortgage-related securities:
Fannie Mae	—	2,310	94	—	2,404
Other agency	—	3,450	1	—	3,451
Private-label and other mortgage securities	—	158	—	—	158
Non-mortgage-related securities:
U.S. Treasury securities	130,456	—	—	—	130,456
Other securities	—	73	—	—	73
Total trading securities	130,456	5,991	95	—	136,542
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	973	195	—	1,168
Other agency	—	65	—	—	65
Alt-A and subprime private-label securities	—	4	2	—	6
Mortgage revenue bonds	—	—	216	—	216
Other	—	7	235	—	242
Total available-for-sale securities	—	1,049	648	—	1,697
Mortgage loans	—	5,629	861	—	6,490
Other assets:
Risk management derivatives:
Swaps	—	376	203	—	579
Swaptions	—	383	—	—	383
Netting adjustment	—	—	—	(905)	(905)
Mortgage commitment derivatives	—	989	—	—	989
Credit enhancement derivatives	—	—	179	—	179
Total other assets	—	1,748	382	(905)	1,225
Total assets at fair value	$131,576	$14,417	$1,986	$(905)	$147,074

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$3,312	$416	$—	$3,728
Total of Fannie Mae	—	3,312	416	—	3,728
Of consolidated trusts	—	24,503	83	—	24,586
Total long-term debt	—	27,815	499	—	28,314
Other liabilities:
Risk management derivatives:
Swaps	—	881	—	—	881
Swaptions	—	134	—	—	134
Netting adjustment	—	—	—	(995)	(995)
Mortgage commitment derivatives	—	1,426	—	—	1,426
Credit enhancement derivatives	—	—	49	—	49
Total other liabilities	—	2,441	49	(995)	1,495
Total liabilities at fair value	$—	$30,256	$548	$(995)	$29,809
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	110

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2021(1)
	Balance, December 31, 2020	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$94	$(1)		$—	$—	$—	$—	$—	$(7)	$23	$109	$2	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Private-label and other mortgage securities	—	—		—	—	—	—	—	—	—	—	—	—
Total trading securities	$95	$(1)	(5)(6)	$—	$—	$—	$—	$—	$(8)	$23	$109	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$195	$—		$(3)	$—	$—	$—	$(3)	$—	$—	$189	$—	$(2)
Alt-A and subprime private-label securities	2	—		(1)	—	—	—	—	—	—	1	—	—
Mortgage revenue bonds	216	—		(1)	—	—	—	(24)	—	—	191	—	—
Other	235	3		3	—	—	—	(11)	—	—	230	—	2
Total available-for-sale securities	$648	$3	(6)(7)	$(2)	$—	$—	$—	$(38)	$—	$—	$611	$—	$—

Mortgage loans	$861	$8	(5)(6)	$—	$—	$—	$—	$(47)	$(23)	$21	$820	$9	$—
Net derivatives	333	(132)	(5)	—	—	—	—	(35)	—	—	166	(167)	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(416)	$34	(5)	$—	$—	$—	$—	$—	$—	$—	$(382)	$34	$—
Of consolidated trusts	(83)	1	(5)(6)	—	—	—	—	4	20	—	(58)	—	—
Total long-term debt	$(499)	$35		$—	$—	$—	$—	$4	$20	$—	$(440)	$34	$—

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	111

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2020(1)
	Balance, December 31, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$45	$(9)		$—	$—	$—	$—	$—	$(11)	$43	$68	$(10)	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Private-label and other mortgage securities	—	—		—	—	—	—	—	—	94	94	—	—
Total trading securities	$46	$(9)	(5)(6)	$—	$—	$—	$—	$—	$(12)	$137	$162	$(10)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$171	$—		$4	$—	$—	$—	$(1)	$—	$14	$188	$—	$3
Mortgage revenue bonds	315	(3)		2	74	(74)	—	(18)	—	—	296	—	4
Other	306	(11)		(1)	268	(268)	—	(10)	—	—	284	—	(1)
Total available-for-sale securities	$792	$(14)	(6)(7)	$5	$342	$(342)	$—	$(29)	$—	$14	$768	$—	$6

Mortgage loans	$688	$(24)	(5)(6)	$—	$—	$—	$—	$(29)	$(23)	$26	$638	$(26)	$—
Net derivatives	162	41	(5)	—	—	—	—	(4)	18	—	217	44	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(398)	$(34)	(5)	$—	$—	$—	$—	$—	$—	$—	$(432)	$(34)	$—
Of consolidated trusts	(75)	4	(5)(6)	—	—	—	—	3	—	(15)	(83)	4	—
Total long-term debt	$(473)	$(30)		$—	$—	$—	$—	$3	$—	$(15)	$(515)	$(30)	$—
(1)Gains (losses) included in other comprehensive income (loss) are included in “Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes” in our condensed consolidated statements of operations and comprehensive income.
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
(5)Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
(6)Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	112

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

	Fair Value Measurements as of March 31, 2021
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$109	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	93	Consensus
	96	Various
Total agency	189

Alt-A and subprime private-label securities	1	Various

Mortgage revenue bonds	119	Single Vendor	Spreads (bps)	32.5	-	188.5	78.4
	72	Various
Total mortgage revenue bonds	191

Other	202	Discounted Cash Flow	Spreads (bps)	405.0	-	406.0	405.5
	28	Various
Total other	230
Total available-for-sale securities	$611

Net derivatives	$151	Dealer Mark
	15	Discounted Cash Flow
Total net derivatives	$166

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2020
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
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
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	114

Notes to Condensed Consolidated Financial Statements | Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of March 31, 2021 or December 31, 2020 that were measured at fair value on a nonrecurring basis. We held $672 million and $25 million in Level 2 assets as of March 31, 2021 and December 31, 2020, respectively, comprised of mortgage loans held for sale that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2021 or December 31, 2020.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2021	December 31, 2020
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$212	$754
	Single Vendor	394	333
Total mortgage loans held for sale, at lower of cost or fair value		606	1,087

Single-family mortgage loans held for investment, at amortized cost	Internal Model	614	979

Multifamily mortgage loans held for investment, at amortized cost	Appraisals	166	225
	Internal Model	122	125
	Various	75	40
Total multifamily mortgage loans held for investment, at amortized cost		363	390
Acquired property, net:
Single-family	Accepted Offers	16	35
	Appraisals	63	89
	Internal Model	26	41
	Walk Forwards	56	85
	Various	10	11
Total single-family		171	261

Multifamily	Various	5	25
Total nonrecurring assets at fair value		$1,759	$2,742
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2020 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the three months ended March 31, 2021.

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	115

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

	As of March 31, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$114,341	$102,841	$11,500	$—	$—	$114,341
Federal funds sold and securities purchased under agreements to resell or similar arrangements	54,937	—	54,937	—	—	54,937
Trading securities	111,256	105,601	5,546	109	—	111,256
Available-for-sale securities	1,502	—	891	611	—	1,502
Mortgage loans held for sale	7,824	—	3,511	5,122	—	8,633
Mortgage loans held for investment, net of allowance for loan losses	3,732,056	—	3,549,337	245,916	—	3,795,253
Advances to lenders	10,572	—	10,571	1	—	10,572
Derivative assets at fair value	2,672	—	3,115	212	(655)	2,672
Guaranty assets and buy-ups	109	—	—	242	—	242
Total financial assets	$4,035,269	$208,442	$3,639,408	$252,213	$(655)	$4,099,408

Financial liabilities:
Short-term debt:
Of Fannie Mae	$2,857	$—	$2,857	$—	$—	$2,857
Long-term debt:
Of Fannie Mae	270,585	—	279,208	828	—	280,036
Of consolidated trusts	3,740,538	—	3,777,011	30,990	—	3,808,001
Derivative liabilities at fair value	2,106	—	3,692	46	(1,632)	2,106
Guaranty obligations	120	—	—	75	—	75
Total financial liabilities	$4,016,206	$—	$4,062,768	$31,939	$(1,632)	$4,093,075

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	116

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2020
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$115,623	$97,179	$18,444	$—	$—	$115,623
Federal funds sold and securities purchased under agreements to resell or similar arrangements	28,200	—	28,200	—	—	28,200
Trading securities	136,542	130,456	5,991	95	—	136,542
Available-for-sale securities	1,697	—	1,049	648	—	1,697
Mortgage loans held for sale	5,197	—	116	5,502	—	5,618
Mortgage loans held for investment, net of allowance for loan losses	3,648,695	—	3,512,672	255,556	—	3,768,228
Advances to lenders	10,449	—	10,448	1	—	10,449
Derivative assets at fair value	1,225	—	1,748	382	(905)	1,225
Guaranty assets and buy-ups	115	—	—	258	—	258
Total financial assets	$3,947,743	$227,635	$3,578,668	$262,442	$(905)	$4,067,840

Financial liabilities:
Short-term debt:
Of Fannie Mae	$12,173	$—	$12,177	$—	$—	$12,177
Long-term debt:
Of Fannie Mae	277,399	—	288,414	878	—	289,292
Of consolidated trusts	3,646,164	—	3,756,673	31,584	—	3,788,257
Derivative liabilities at fair value	1,495	—	2,441	49	(995)	1,495
Guaranty obligations	127	—	—	82	—	82
Total financial liabilities	$3,937,358	$—	$4,059,705	$32,593	$(995)	$4,091,303
For a detailed description and classification of our financial instruments, see “Note 15, Fair Value” in our 2020 Form 10-K.
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

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	117

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	March 31, 2021			December 31, 2020
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$6,048	$3,336	$23,601	$6,490	$3,728	$24,586
Unpaid principal balance	5,618	3,158	20,828	6,046	3,518	21,408
(1)Includes nonaccrual loans with a fair value of $144 million and $139 million as of March 31, 2021 and December 31, 2020, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2021 and December 31, 2020 was $9 million and $8 million, respectively. Includes loans that are 90 days or more past due with a fair value of $228 million and $257 million as of March 31, 2021 and December 31, 2020, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2021 and December 31, 2020 was $10 million and $14 million, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $25 million and $151 million for the three months ended March 31, 2021 and March 31, 2020, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $373 million and $262 million for the three months ended March 31, 2021 and March 31, 2020, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	118

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

Fannie Mae (In conservatorship) First Quarter 2021 Form 10-Q	119

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2021, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2021 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2021 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2021 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2021 and as of the date of filing this report:
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

Fannie Mae First Quarter 2021 Form 10-Q	120

Controls and Procedures

disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures. As both our regulator and our conservator under the GSE Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2021 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2021 (“First Quarter 2021 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2021 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the First Quarter 2021 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2021 Form 10-Q and had no objection to our filing the First Quarter 2021 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting from January 1, 2021 through March 31, 2021 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
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
•Implementation of hedge accounting. In January 2021, we implemented a hedge accounting program, which resulted in significant changes to our accounting processes and control environment. The implementation

Fannie Mae First Quarter 2021 Form 10-Q	121

Controls and Procedures

included the development of a new model and significant modifications to existing applications, including our existing accounting systems for loans, debt and derivatives. The hedge accounting program was utilized during the first quarter of 2021, and the new processes and controls implemented as part of this program were used to prepare our condensed consolidated financial statements for the first quarter of 2021 included in this report. We will continue to monitor and test these new and modified controls for adequate design and operating effectiveness.

Fannie Mae First Quarter 2021 Form 10-Q	122

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2020 Form 10-K. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Amendments to our senior preferred stock purchase agreement made pursuant to the January 2021 letter agreement provide that we may take certain actions without Treasury’s prior written consent only when all currently pending significant litigation relating to the conservatorship and to the August 2012 amendments to the agreement has been resolved. For more information, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2020 Form 10-K. The cases that remain pending after December 31, 2020 are as follows:
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
Southern District of Texas (Collins v. Mnuchin). On October 20, 2016, preferred and common stockholders filed a complaint against FHFA and Treasury in the U.S. District Court for the Southern District of Texas. On May 22, 2017, the court dismissed the case. On September 6, 2019, the U.S. Court of Appeals for the Fifth Circuit, sitting en banc, affirmed the district court’s dismissal of claims against Treasury, but reversed the dismissal of claims against FHFA. The court held that plaintiffs could pursue their claim that FHFA exceeded its statutory powers as conservator when it implemented the net worth sweep dividend provisions of the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act that insulates the FHFA Director from removal without cause violates constitutional separation of powers principles and, thus, that the FHFA Director may be removed by the president for any reason. The court held that the appropriate remedy for this violation is to declare the provision severed from the statute. Both the plaintiffs and the government filed petitions with the Supreme Court seeking review of the Fifth Circuit’s decision. The Supreme Court heard oral argument on December 9, 2020, and we expect a decision in that case within the next few months.
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

Fannie Mae First Quarter 2021 Form 10-Q	123

Other Information

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
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2020 Form 10-K.This section supplements and updates that discussion. Also refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2020 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the sections of this report and our 2020 Form 10-K identified above are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial.
Operational Risk
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

Fannie Mae First Quarter 2021 Form 10-Q	124

Other Information

have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing stolen customer information or for not disabling the target company’s computer or other systems.
We have been, and likely will continue to be, the target of cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, results or business. However, we could suffer material financial or other losses in the future as a result of cyber attacks, and these attacks and their impacts are hard to predict. Our risk and exposure to these matters remains heightened because of, among other things:
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
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. In addition, although we have not experienced any material impacts from the SolarWinds Orion cyber breach in late 2020, which reportedly affected roughly 18,000 organizations, or the Microsoft Exchange cyber attack in early 2021, which reportedly affected over 30,000 organizations, these two recent large-scale cyber attacks suggest that the risk of damaging cyberattacks impacting us and/or third-parties with whom we do business is increasing. We believe these incidents are likely to continue, and we are unable to predict the direct or indirect impact of future attacks or breaches on business operations. We routinely identify cyber threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Further, these efforts involve costs that can be significant as cyber attack methods continue to rapidly evolve. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, customers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties or borrowers, and these types of risks may be difficult to detect or prevent.
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

Fannie Mae First Quarter 2021 Form 10-Q	125

Other Information

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
Market and Industry Risk
A deterioration in general economic conditions, including home prices and employment trends, or the financial markets may materially adversely affect our business and financial condition.
Our business is significantly affected by the status of the U.S. economy, particularly home prices and employment trends. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or the financial markets could materially adversely affect our results of operations, net worth and financial condition. Given the level of fiscal and monetary policy support for the economy in 2020 and 2021, there is a risk that inflation may exceed the level desired by policy makers and currently anticipated in financial markets. This could lead the government to adopt various corrective measures designed to restrict the availability of credit and regulate growth to contain inflation, including curtailing its purchase of Treasury bonds and mortgage-backed securities or raising the interest the Federal Reserve charges financial institutions. Furthermore, interest rates may rise in anticipation of further inflation or a shift in monetary policy, which could lead to a rise in mortgage rates, a slowdown in housing demand and negatively affect home price appreciation. In general, if home prices decrease, or the unemployment rate increases, it could result in significantly higher levels of credit losses and credit-related expense.
Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. Differing rates of economic recovery from the COVID-19 pandemic around the world along with continued dislocations in supply chains remain a concern for policy makers and financial markets. To the extent global economic conditions negatively affect the U.S. economy, they also could negatively affect the credit performance of the loans in our book of business.
Volatility or uncertainty in global or domestic political conditions also can significantly affect economic conditions and the financial markets. Global or domestic political unrest also could affect growth and financial markets. We describe in our 2020 Form 10-K the risks to our business posed by changes in interest rates and changes in spreads. In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”

Fannie Mae First Quarter 2021 Form 10-Q	126

Other Information

Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” in our 2020 Form 10-K. During the quarter ended March 31, 2021, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2021.
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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, the agreement requires us to comply with the terms of the enterprise regulatory capital framework published by FHFA in November 2020. That requirement, combined with the dividend provisions of the senior preferred stock, result in our net income being unavailable to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2020 Form 10-K. For more information on the enterprise regulatory capital framework, see “Business—Legislation and Regulation” in our 2020 Form 10-K.
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

Fannie Mae First Quarter 2021 Form 10-Q	127

Other Information

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

4.1	Fourth Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, dated April 13, 2021
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae First Quarter 2021 Form 10-Q	128

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer
Date: April 30, 2021

By:	/s/ Celeste M. Brown
Celeste M. Brown Executive Vice President and Chief Financial Officer
Date: April 30, 2021

Fannie Mae First Quarter 2021 Form 10-Q	129