Form 10-Q
period 2021-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2021-08-03
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of July 15, 2021, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2021 Form 10-Q	i

Fannie Mae Second Quarter 2021 Form 10-Q	ii

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

We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Members of Congress and the Administration continue to express the importance of housing finance system reform.

We are not currently permitted to pay dividends or other distributions to stockholders. Our agreements with the U.S. Department of the Treasury (“Treasury”) include a commitment from Treasury to provide us with funds to maintain a positive net worth under specified conditions; however, the U.S. government does not guarantee our securities or other obligations. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent developments relating to housing finance reform, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Risk Factors” in our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and “Legislation and Regulation” in this report.

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
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States, with $4.2 trillion in assets as of June 30, 2021. Organized as a government-sponsored entity, Fannie Mae is a shareholder-owned corporation. Our charter is an act of Congress, and we have a mission under that charter to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. We were initially established in 1938.
Our revenues are primarily driven by guaranty fees we receive for assuming the credit risk on loans underlying the mortgage-backed securities we issue. We do not originate loans or lend money directly to borrowers. Rather, we work primarily with lenders who originate loans to borrowers. We securitize those loans into Fannie Mae mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS or our MBS).
Effectively managing credit risk is key to our business. In exchange for assuming credit risk on the loans we acquire, we receive guaranty fees. These fees take into account the credit risk characteristics of the loans we acquire. Guaranty fees are set at the time we acquire loans and do not change over the life of the loan. How long a loan remains in our guaranty book is heavily dependent on interest rates. When interest rates decrease, a larger portion of our book of business turns over as more loans refinance. On the other hand, as interest rates increase, fewer loans refinance and our book turns over more slowly. Since guaranty fees are set at the time a loan is originated, the impact of any change in guaranty fees on future revenues is dependent on the rate at which newly originated loans replace the existing loans in our book of business.

Fannie Mae Second Quarter 2021 Form 10-Q	1

MD&A | Executive Summary | Summary of Our Financial Performance
Executive Summary

Summary of Our Financial Performance

•Net revenues increased $2.5 billion in the second quarter of 2021 compared with the second quarter of 2020, primarily due to an increase in net amortization income as a result of high prepayment volumes from loan refinancings in the second quarter of 2021 driven by the continued low interest-rate environment, as well as higher base guaranty fees due to an increase in the size of our guaranty book of business. High prepayments result in accelerated amortization of cost basis adjustments, including upfront fees we received at the time of loan acquisition. We anticipate net revenues from prepayment activity will begin to slow in the second half of 2021 as we expect mortgage interest rates are likely to rise modestly, resulting in fewer borrowers who can benefit from a refinancing. Lower levels of refinancing will likely slow the accelerated amortization of cost basis adjustments for loans in our book of business as loans remain outstanding for longer, and therefore will likely result in lower amortization income in any one period.
•Net income increased $4.6 billion in the second quarter of 2021 compared with the second quarter of 2020, driven primarily by a shift from credit-related expense in the second quarter of 2020 to credit-related income in the second quarter of 2021 and higher net revenues as discussed above. Credit-related expense in the second quarter of 2020 was driven by economic dislocation caused by the COVID-19 pandemic. Credit-related income in the second quarter of 2021 was primarily driven by strong actual and forecasted home price growth and a benefit from the redesignation of reperforming loans. Additional drivers of increased net income in the second quarter of 2021 included lower fair value losses and an increase in investment gains related to reperforming loan sales.
•Net worth increased to $37.3 billion as of June 30, 2021 from $30.2 billion as of March 31, 2021. The increase is attributable to $7.1 billion of comprehensive income for the second quarter of 2021.

Fannie Mae Second Quarter 2021 Form 10-Q	2

MD&A | Executive Summary | Summary of Our Financial Performance

•Net revenues increased $3.9 billion in the first half of 2021 compared with the first half of 2020, primarily due to an increase in net amortization income as a result of high prepayment volumes from loan refinancings in the first half of 2021 driven by the low interest-rate environment, as well as higher base guaranty fees due an increase in the size of our guaranty book of business.
•Net income increased $9.1 billion in the first half of 2021 compared with the first half of 2020, primarily driven by a shift from credit-related expense in the first half of 2020 to credit-related income in the first half of 2021 and higher net revenues as discussed above. Credit-related expense in the first half of 2020 was driven by economic dislocation caused by the COVID-19 pandemic. Credit-related income in the first half of 2021 was primarily driven by strong actual and forecasted home price growth and a benefit from the redesignation of reperforming loans. Additional drivers of increased net income included a shift from fair value losses in the first half of 2020 to fair value gains in the first half of 2021 and a shift from investment losses in the first half of 2020 to investment gains in the first half of 2021 primarily due to reperforming loan sales in 2021.
•Net worth increased to $37.3 billion as of June 30, 2021 from $25.3 billion as of December 31, 2020. The increase is attributable to $12.1 billion of comprehensive income for the first half of 2021.

Fannie Mae Second Quarter 2021 Form 10-Q	3

MD&A | Executive Summary | Liquidity Provided in First Half of 2021
Liquidity Provided in the First Half of 2021
Through our single-family and multifamily business segments, we provided $806 billion in liquidity to the mortgage market in the first half of 2021, enabling the financing of approximately 3.1 million home purchases, refinancings or rental units.
Fannie Mae Provided $806 Billion in Liquidity in the First Half of 2021

Unpaid Principal Balance	Units

$229B	759K Single-Family Home Purchases

$545B	2.0M Single-Family Refinancings

$32B	345K Multifamily Rental Units
We continued our commitment to green financing in the first half of 2021, issuing a total of $8.6 billion in multifamily green MBS, $152 million in single-family green MBS and $1.6 billion in multifamily green resecuritizations. We also issued $5.6 billion in multifamily social MBS and $315 million in multifamily social resecuritizations in the first half of 2021. These social bonds were issued in alignment with our Sustainable Bond Framework, which guides our issuances of sustainable debt bonds and sustainable MBS that support housing affordability and green financing. For information about our green bonds and our Sustainable Bond Framework, see “Directors, Executive Officers and Corporate Governance—ESG Matters” in our 2020 Form 10-K.
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Legislation and Regulation” in our 2020 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2021 (“First Quarter 2021 Form 10-Q”). Also see “Risk Factors” in our 2020 Form 10-K and in this report for discussions of risks relating to legislative and regulatory matters.
Resolution Planning Final Rule
In May 2021, FHFA issued a final rule requiring us to develop a plan for submission to FHFA that would assist FHFA in planning for the rapid and orderly resolution of the company if FHFA is appointed as our receiver. The stated goals in the rule for our resolution plan are to:
•minimize disruption in the national housing finance markets by providing for the continued operation of our core business lines in receivership by a newly constituted limited-life regulated entity;
•preserve the value of our franchise and assets;
•facilitate the division of assets and liabilities between the limited-life regulated entity and the receivership estate;
•ensure that investors in our guaranteed mortgage-backed securities and our unsecured debt bear losses in the order of their priority established under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”), while minimizing unnecessary losses and costs to these investors; and
•foster market discipline by making clear that no extraordinary government support will be available to indemnify investors against losses or fund the resolution of the company.
The rule establishes that our resolution planning process would begin with the identification of our core business lines—those business lines that plausibly would continue to operate in a limited-life regulated entity. Our initial identification of core business lines must be submitted to FHFA by October 6, 2021. The rule requires that we submit our initial resolution plan to FHFA by April 6, 2023, and subsequent resolution plans not later than every two years thereafter unless otherwise notified by FHFA. The rule provides a set of required and prohibited assumptions the resolution plan should reflect, including assuming severely adverse economic conditions and the prohibition of assuming extraordinary support by the U.S. government (including support under our senior preferred stock purchase agreement with Treasury).

Fannie Mae Second Quarter 2021 Form 10-Q	4

MD&A | Legislation and Regulation
Executive Compensation Request for Input
On June 10, 2021, FHFA issued a request for input on executive compensation at Fannie Mae, Freddie Mac and the Federal Home Loan Banks. FHFA has significant oversight and approval rights over our executive compensation arrangements both as our conservator and as our regulator. The request for input asks for feedback from the public within 60 days on a number of questions relating to our executive compensation program covering a variety of topics. Changes in our executive compensation program could affect our ability to retain and recruit executive officers. See “Risk Factors—GSE and Conservatorship Risk” in this report for a discussion of how our business and financial results may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees.
Supreme Court Decision on Housing and Economic Recovery Act; Change in FHFA Director
In its opinion in Collins et al. v. Yellen, Secretary of the Treasury, et al., issued on June 23, 2021, the Supreme Court concluded that the for-cause restriction on the President’s power to remove the FHFA Director under the Housing and Economic Recovery Act of 2008 violates the Constitution’s separation of powers. Accordingly, the Supreme Court’s decision confirmed that the President has the power to remove the Director of FHFA for any reason, not just for cause.
On June 23, 2021, President Biden appointed Sandra Thompson as the Acting Director of FHFA to replace Mark Calabria. Ms. Thompson has served as Deputy Director of FHFA’s Division of Housing Mission and Goals since 2013. Changes in leadership at FHFA could result in significant changes to the goals FHFA establishes for us and could have a material impact on our business and financial results. See “Risk Factors—GSE and Conservatorship Risk” in our 2020 Form 10-K for a discussion of how our business activities are significantly affected by the conservatorship.
The Supreme Court’s opinion in Collins v. Yellen also included an expansive interpretation of FHFA’s authority as conservator under the Housing and Economic Recovery Act, noting that “when the FHFA acts as a conservator, it may aim to rehabilitate the regulated entity in a way that, while not in the best interests of the regulated entity, is beneficial to the Agency and, by extension, the public it serves.” See “Legal Proceedings” for more information about the Supreme Court’s decision in Collins v. Yellen.
Federal Eviction Moratorium
In June 2021, the Centers for Disease Control and Prevention (the “CDC”) further extended through July 31, 2021 its order prohibiting the eviction of any tenant, lessee or resident of a residential property for nonpayment of rent, if such person provides a specified declaration attesting that they meet the requirements to obtain the protection of the order. In its press release announcing this extension, the CDC indicated that this is intended to be the final extension of the moratorium. The requirements to obtain the protection of the order included a specified income cap and an inability to pay full rent. While the CDC order did not impose any obligations on Fannie Mae or its servicers to ensure compliance by borrowers, a borrower’s income may have been impacted by tenants who did not pay their rent while under the protection of the CDC order. As a result, this eviction moratorium could adversely affect the ability of some of our borrowers to make payments on their loans.
Final CFPB Rule Regarding Foreclosures
On June 28, 2021, the Consumer Financial Protection Bureau (the “CFPB”) issued a final rule that prohibits servicers from initiating new foreclosures on certain mortgage loans secured by the borrower’s principal residence until after December 31, 2021. The CFPB rule provides for limited exceptions to this foreclosure prohibition, including for abandoned properties and for loans that were more than 120 days delinquent before March 2020. The effective date of the CFPB rule is August 31, 2021. Fannie Mae had already suspended foreclosures and certain foreclosure-related activities for single-family properties, other than for vacant or abandoned properties, through July 31, 2021. On June 29, 2021, FHFA announced that Fannie Mae servicers will not be permitted to initiate foreclosures that would be prohibited under the CFPB rule before the rule’s August 31, 2021 effective date. Because the CFPB’s rule extends the time period before certain foreclosures can be initiated by our servicers, it may increase our costs relating to foreclosures and foreclosure-related activities, which could adversely affect our credit-related expenses.
FHFA Policy Statement on Fair Lending
On July 1, 2021, FHFA issued a policy statement on fair lending. FHFA’s policy statement states that FHFA will engage in comprehensive fair lending oversight of Fannie Mae, Freddie Mac and the Federal Home Loan Banks, and adopts specified high-level policies to guide its fair lending monitoring, supervision and enforcement. FHFA requested public comments on the policy statement by September 7, 2021.

Fannie Mae Second Quarter 2021 Form 10-Q	5

MD&A | Legislation and Regulation
Elimination of Adverse Market Refinance Fee
In July 2021, FHFA directed us to eliminate the adverse market refinance fee on our single-family loans effective August 1, 2021. The adverse market refinance fee, which became effective in December 2020, was a one-time charge of 0.5% of the loan amount that the lender was required to pay at the time we acquired a loan. The adverse market refinance fee applied to most of the single-family refinance loans we acquired from December 2020 through July 2021 and was intended to help us offset some of the higher projected expenses and risk due to the COVID-19 pandemic. In its news release announcing the elimination of the fee, FHFA stated that “the success of FHFA and the Enterprises’ COVID-19 policies reduced the impact of the pandemic and were effective enough to warrant an early conclusion of the Adverse Market Refinance Fee.” As described in “Single-Family Business—Single-Family Business Metrics,” we expect our average charged guaranty fee on new single-family conventional acquisitions to decrease in the second half of 2021 as a result of the elimination of the adverse market refinance fee.
Proposed Legislation Extending Guaranty Fee Payments to Treasury
As described in our 2020 Form 10-K, in December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) under which, at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. The revenue generated by this fee increase is paid to Treasury and helps offset the cost of a two-month extension of the payroll tax cut in early 2012. In 2012, FHFA advised us to remit this fee increase to Treasury with respect to all single-family loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
On August 1, 2021, the Senate released proposed legislation that would extend our obligation to pay these fees to Treasury beyond our current obligation. If enacted in its current form, the Infrastructure Investment and Jobs Act would amend the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, to extend the current requirement that we pay to Treasury 10 basis points in fees on single-family residential mortgages delivered to us by an additional eleven years to October 1, 2032. The revenue generated by this fee extension would help offset the cost of infrastructure spending.

Fannie Mae Second Quarter 2021 Form 10-Q	6

MD&A | Key Market Economic Indicators
Key Market Economic Indicators

Below we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments. Our forecasts and expectations are subject to many uncertainties, including the pace and nature of economic growth, and may change, perhaps substantially, from our current expectations.
Selected Benchmark Interest Rates
(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac's Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.
How interest rates can affect our financial results
•Net interest income. In a rising interest-rate environment, our mortgage loans tend to prepay more slowly. We amortize various cost basis adjustments over the life of the mortgage loan, including those relating to loan-level pricing adjustments we receive as upfront fees at the time we acquire single-family loans. As a result, any prepayment of a loan results in an accelerated realization of those upfront fees as income. Therefore, as loan prepayments slow, the accelerated realization of amortization income also slows. Conversely, in a declining interest-rate environment, our mortgage loans tend to prepay faster, typically resulting in the opposite trend of higher net amortization income from cost basis adjustments on mortgage loans and related debt.
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

Fannie Mae Second Quarter 2021 Form 10-Q	7

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
Single-Family Quarterly Home Price Growth Rate(1)

(1)Calculated internally using property data on loans purchased by Fannie Mae, Freddie Mac and other third-party home sales data. Fannie Mae’s home price index is a weighted repeat-transactions index, measuring average price changes in repeat sales on the same properties. Fannie Mae’s home price index excludes prices on properties sold in foreclosure. Fannie Mae’s home price estimates are based on preliminary data and are subject to change as additional data becomes available.
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
•Home prices also impact the growth and size of our guaranty book of business. As home prices rise, the principal balance of loans associated with purchase money mortgages may increase, which affects the size of our book. Additionally, rising home prices can increase the amount of equity borrowers have in their home, which may lead to an increase in origination volumes for cash-out refinance loans with higher principal balances than the existing loan. Replacing existing loans with newly acquired cash-out refinances can affect the growth and size of our book.
•Home price growth in the first half of 2021 was 10.5%, the highest six-month home price growth rate in the history of the Fannie Mae national home price index, driven by continued low interest rates and low levels of housing supply relative to the level of demand.
•We currently expect home price growth on a national basis in 2021 of 14.8%, which is a significant increase compared to our prior forecast for the year and higher than the strong home price growth realized in 2020 of 10.5%. We expect significant regional variation in the timing and rate of home price growth and expect home price growth to moderate next year.
•Our forecasts and expectations are subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. For example, home price growth could slow if growth in gross domestic product ("GDP") is weaker than we currently expect, if unemployment, particularly among existing homeowners and potential new home buyers, is higher than we expect, or if the housing market is more sensitive to economic and labor-market weaknesses than we expect. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”

Fannie Mae Second Quarter 2021 Form 10-Q	8

MD&A | Key Market Economic Indicators
New Housing Starts(1)

34.6%
28.0%
17.2%
(10.9)%
24.6%
(5.2)%
4.6%
(4.5)%
(21.1)%
(38.1)%
1,086
312
774
1,440
399
1,041
1,576
356
1,220
1,599
443
1,156
1,568
464
1,104
2Q20
3Q20
4Q20
1Q21
2Q21
% quarterly change in multifamily housing starts
% quarterly change in single-family housing starts
Multifamily starts (in thousands)
Single-family starts (in thousands)

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
•Home sales fell in the second quarter of 2021, declining from the high pace seen at the end of 2020, due in part to a lack of available homes for sale, along with the associated surge in home prices, which reduced housing affordability. We expect a continued lack of inventory for both new and existing homes will likely continue to constrain sales into the third quarter. Due to the current strength in housing demand and low supply of homes for sale, we expect single-family housing starts to be higher in 2021 than in 2020. Despite the constraints on home sales, we continue to expect housing activity to remain solid throughout 2021.
•Construction demand in the multifamily sector strengthened in the first half of 2021, with multifamily starts posting a solid increase during the period. While we expect multifamily starts to decline in the second half of 2021, we expect they will increase overall in 2021 on annual basis.

Fannie Mae Second Quarter 2021 Form 10-Q	9

MD&A | Key Market Economic Indicators
GDP, Unemployment Rate and Personal Consumption

3.6%
3.5%
3.6%
4.4%
11.1%
7.8%
6.7%
6.0%
5.9%
3.6%
3.2%
3.2%
2.8%
1.7%
1.9%
(6.9)%
(5.1)%
(33.4)%
(31.2)%
41.4%
33.8%
3.4%
4.5%
11.4%
6.3%
11.8%
6.5%
2Q19
3Q19
4Q19
1Q20
2Q20
3Q20
4Q20
1Q21
2Q21
Growth (decline) in U.S. personal consumption, annualized percentage change¹
Growth (decline) in GDP, annualized percentage change¹
U.S. unemployment rate, as of period end²

(1)Real GDP growth (decline) and real personal consumption growth (decline) are based on the quarterly series calculated by the Bureau of Economic Analysis and are subject to revision.
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
•Economic growth is a key factor for the performance of mortgage-related assets. In a growing economy, employment and income are typically rising, thus allowing existing borrowers to meet payment requirements, existing homeowners to consider purchasing and moving to another home, and renters to consider becoming homeowners. Homebuilding typically increases to meet the rise in demand. Mortgage delinquencies typically fall in an expanding economy, thereby decreasing credit losses.
•In a slowing economy, employment, income growth and housing activity typically slow as an early indicator of reduced economic activity. Typically, as an economic slowdown intensifies, households reduce their spending. This reduction in consumption then accelerates the slowdown. An economic slowdown can lead to employment losses, impairing the ability of borrowers and renters to meet mortgage and rental payments, thus causing loan delinquencies to rise. Home sales and mortgage originations also typically fall in a slowing economy.
•The economic recovery from the impact of the COVID-19 pandemic began in the second half of 2020 and continued its momentum through the first half of 2021, with the second quarter 2021 GDP number pushing GDP above its pre-pandemic level. The pace of vaccinations, along with the lifting of business restrictions across the country, has led to further strength in consumer spending and GDP growth. While GDP has surpassed its pre-pandemic level, the pace and strength of economic expansion remains uncertain and will depend on a number of factors, including current labor market shortages, recovery of economic activity outside the U.S., global supply chain disruptions, the impact of the highly transmissible Delta variant of the coronavirus or the emergence of other new, more infectious variants of the coronavirus, COVID-19 vaccination rates, and the potential for higher inflation.

Fannie Mae Second Quarter 2021 Form 10-Q	10

MD&A | Key Market Economic Indicators
See “Risk Factors” in this report and in our 2020 Form 10-K for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions, as well as the COVID-19 pandemic.

Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2021	2020	Variance	2021	2020	Variance
	(Dollars in millions)
Net interest income(1)	$8,286	$5,777	$2,509	$15,028	$11,124	$3,904
Fee and other income	103	90	13	190	210	(20)
Net revenues	8,389	5,867	2,522	15,218	11,334	3,884
Investment gains (losses), net	646	149	497	691	(9)	700
Fair value gains (losses), net(1)	(446)	(1,018)	572	338	(1,294)	1,632
Administrative expenses	(746)	(754)	8	(1,494)	(1,503)	9
Credit-related income (expenses):
Benefit (provision) for credit losses	2,588	(12)	2,600	3,353	(2,595)	5,948
Foreclosed property expense	(41)	(10)	(31)	(36)	(90)	54
Total credit-related income (expenses)	2,547	(22)	2,569	3,317	(2,685)	6,002
TCCA fees	(758)	(660)	(98)	(1,489)	(1,297)	(192)
Credit enhancement expense(2)	(274)	(360)	86	(558)	(736)	178
Change in expected credit enhancement recoveries(3)	(44)	273	(317)	(75)	461	(536)
Other expenses, net(4)	(280)	(261)	(19)	(599)	(479)	(120)
Income before federal income taxes	9,034	3,214	5,820	15,349	3,792	11,557
Provision for federal income taxes	(1,882)	(669)	(1,213)	(3,204)	(786)	(2,418)
Net income	$7,152	$2,545	$4,607	$12,145	$3,006	$9,139
Total comprehensive income	$7,120	$2,532	$4,588	$12,086	$3,008	$9,078
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
(3)Consists of increase (decrease) in benefits recognized from our freestanding credit enhancements, including any realized amounts.
(4)Consists of debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs, servicer fees paid in connection with certain loss mitigation activities, and gains and losses from partnership investments.
Hedge Accounting Impact
Our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. Specifically, we have exposure to earnings volatility that is driven by changes in interest rates in two primary areas: our net portfolio and our consolidated MBS trusts. The exposure in the net portfolio is primarily driven by changes in the fair value of risk management derivatives, mortgage commitments, and certain assets, primarily securities, that are carried at fair value. The exposure related to our consolidated MBS trusts relates to changes in our credit loss reserves driven by changes in interest rates.

Fannie Mae Second Quarter 2021 Form 10-Q	11

MD&A | Consolidated Results of Operations
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
Under our hedge accounting program, we establish fair value hedging relationships between risk management derivatives, specifically interest-rate swaps, and qualifying portfolios of mortgage loans or funding debt. For hedging relationships that are highly effective, we recognize changes in the fair value of the hedged mortgage loans or funding debt attributable to movements in the benchmark interest rate in net interest income. We then offset that impact with the changes in fair value of the designated interest-rate swap. This has the effect of deferring the recognition of gains and losses on the hedging instrument to future periods by recognizing the offsetting gain or loss on the hedged item as a cost basis adjustment on the underlying loans or funding debt at the end of the hedge term. The cost basis adjustment is then subsequently amortized back into earnings. Accordingly, we deferred $284 million in fair value gains and $875 million in fair value losses as cost basis adjustments in the second quarter and first half of 2021, respectively, on our hedged loans and funding debt that will be amortized through “Net interest income” over the contractual life of the respective hedged items.
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
We recognize almost all of our guaranty fee revenue in net interest income because we consolidate the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts in our condensed consolidated balance sheets. Guaranty fees from these loans account for nearly all of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.
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
Beginning in January 2021, we recognize fair value changes attributable to movements in benchmark interest rates for hedged mortgage loans and funding debt and total fair value changes for designated interest-rate swaps, as well as the amortization of hedge-related basis adjustments on the associated mortgage loans or funding debt and any related interest accrual on the swap, as a component of net interest income. The income or expense associated with this activity is presented in the “Income from hedge accounting” line item in the table below.

Fannie Mae Second Quarter 2021 Form 10-Q	12

MD&A | Consolidated Results of Operations
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Variance	2021	2020	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$3,420	$2,677	$743	$6,617	$5,277	$1,340
Base guaranty fee income related to TCCA(2)	758	660	98	1,489	1,297	192
Net amortization income(3)	3,736	1,955	1,781	6,262	3,461	2,801
Total net interest income from guaranty book of business	7,914	5,292	2,622	14,368	10,035	4,333
Net interest income from portfolios	306	485	(179)	572	1,089	(517)
Income from hedge accounting(4)	66	—	66	88	—	88
Total net interest income	$8,286	$5,777	$2,509	$15,028	$11,124	$3,904
(1)Excludes revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, which is remitted to Treasury and not retained by us.
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
(4)Consists of gains and losses from fair value hedging relationships that have been presented in net interest income. See “Note 8, Derivative Instruments” for additional information on the effect of our fair value hedge accounting program and related disclosures.
Net interest income increased in the second quarter and first half of 2021 compared with the second quarter and first half of 2020, primarily driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
•Higher net amortization income. A continued low interest-rate environment in the second quarter and first half of 2021 led to elevated prepayment volumes as loans refinanced, which accelerated the amortization of cost basis adjustments, including upfront fees we recognize over the contractual life of the loans, on mortgage loans of consolidated trusts and the related debt.
•Higher base guaranty fee income. An increase in the size of our guaranty book of business over the prior year was the primary driver of the increase in base guaranty fee income in the second quarter and first half of 2021.
•Lower income from portfolios. Lower yields in the second quarter and first half of 2021 on mortgage loans and assets in our other investments portfolio, partially offset by a decrease in interest expense on our funding debt due to a decrease in average borrowing costs, contributed to a decline in income from portfolios in the second quarter and first half of 2021.
We have been in a historically low interest-rate environment over the last 18 months, which has contributed to continued strong mortgage refinance activity and high levels of amortization income. Over half of our single-family guaranty book of business has been originated in the last 18 months as borrowers took advantage of the low rate environment. Refinancing activity began to taper in the second quarter of 2021 as fewer borrowers could benefit from refinancing. We expect that lower levels of refinancing in the future will likely slow the rate at which we amortize cost basis adjustments. This will likely result in lower amortization income in any one period as the average life of our outstanding book of business may extend as our book of business turns over more slowly. In addition, a slower turnover rate would limit the impact that changes in our guaranty fees have on our future revenues as any changes would take longer to meaningfully impact the average charged guaranty fee on our total book of business.
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest for up to six months of delinquency provided that the loans were either current at March 1, 2020 or originated after March 1, 2020. We continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest

Fannie Mae Second Quarter 2021 Form 10-Q	13

MD&A | Consolidated Results of Operations
continues to be reasonably assured. This resulted in a large portion of delinquent loans, including those in a forbearance arrangement, remaining on accrual status as of June 30, 2021. See “Note 3, Mortgage Loans” for more information about our nonaccrual accounting policy and “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for details about loans in forbearance, as well as on-balance sheet loans past due 90 days or more and continuing to accrue interest.
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of unpaid principal balance net of unamortized cost basis adjustments. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. For the second quarter and first half of 2021, net interest income was impacted by the application of fair value hedge accounting beginning in January 2021.

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae(2)	$99,364	$782	3.15%	$115,310	$1,028	3.57%
Mortgage loans of consolidated trusts(2)	3,712,015	24,150	2.60	3,311,267	25,979	3.14
Total mortgage loans(3)	3,811,379	24,932	2.62	3,426,577	27,007	3.15
Mortgage-related securities	6,637	42	2.53	10,976	116	4.23
Non-mortgage-related securities(4)	132,921	98	0.29	103,935	129	0.49
Federal funds sold and securities purchased under agreements to resell or similar arrangements	61,428	4	0.03	46,487	14	0.12
Advances to lenders	7,910	31	1.57	7,917	25	1.25
Total interest-earning assets	$4,020,275	25,107	2.50%	$3,595,892	27,291	3.04%
Interest-bearing liabilities:
Short-term funding debt	$3,790	(1)	0.11%	$50,777	(54)	0.42%
Long-term funding debt(2)	246,045	(673)	1.09	189,906	(777)	1.64
Connecticut Avenue Securities® (“CAS”) debt	14,321	(149)	4.16	18,993	(219)	4.61
Total debt of Fannie Mae	264,156	(823)	1.25	259,676	(1,050)	1.62
Debt securities of consolidated trusts held by third parties	3,742,947	(15,998)	1.71	3,350,210	(20,464)	2.44
Total interest-bearing liabilities	$4,007,103	(16,821)	1.68%	$3,609,886	(21,514)	2.38%
Net interest income/net interest yield		$8,286	0.81%		$5,777	0.64%

Fannie Mae Second Quarter 2021 Form 10-Q	14

MD&A | Consolidated Results of Operations

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae(2)	$103,372	$1,607	3.11%	$108,668	$2,044	3.76%
Mortgage loans of consolidated trusts(2)	3,658,573	46,678	2.55	3,287,673	53,901	3.28
Total mortgage loans(3)	3,761,945	48,285	2.57	3,396,341	55,945	3.29
Mortgage-related securities	7,018	84	2.39	10,926	215	3.94
Non-mortgage-related securities(4)	148,576	215	0.29	84,370	377	0.88
Federal funds sold and securities purchased under agreements to resell or similar arrangements	60,769	12	0.04	37,911	121	0.63
Advances to lenders	9,438	73	1.54	7,167	59	1.63
Total interest-earning assets	$3,987,746	48,669	2.44%	$3,536,715	56,717	3.21%
Interest-bearing liabilities:
Short-term funding debt	$6,768	(4)	0.12%	$41,309	(156)	0.75%
Long-term funding debt(2)	252,853	(1,433)	1.13	162,661	(1,564)	1.92
CAS debt	14,561	(302)	4.15	19,765	(508)	5.14
Total debt of Fannie Mae	274,182	(1,739)	1.27	223,735	(2,228)	1.99
Debt securities of consolidated trusts held by third parties	3,693,674	(31,902)	1.73	3,315,963	(43,365)	2.62
Total interest-bearing liabilities	$3,967,856	(33,641)	1.70%	$3,539,698	(45,593)	2.58%
Net interest income/net interest yield		$15,028	0.75%		$11,124	0.63%
(1)Includes the effects of discounts, premiums and other cost basis adjustments. For the second quarter and first half of 2021, includes cost basis adjustments related to hedge accounting.
(2)Includes income of $66 million and $88 million from hedged funding debt, hedged mortgage loans and paired interest-rate swaps for the second quarter and first half of 2021, respectively. Substantially all of this amount is related to the hedged funding debt and paired interest-rate swaps. There was no income or expense from hedge accounting for the second quarter or first half of 2020.
(3)Average balance includes mortgage loans on nonaccrual status. For nonaccrual mortgage loans not subject to the COVID-19-related nonaccrual guidance, interest income is recognized when cash is received. Interest income from the amortization of loan fees, primarily consisting of upfront cash fees and yield maintenance fees, was $2.4 billion and $4.9 billion, respectively, for the second quarter and first half of 2021, compared to $2.4 billion and $4.0 billion, respectively, for the second quarter and first half of 2020.
(4)Consists of cash, cash equivalents and U.S. Treasury securities.

Fannie Mae Second Quarter 2021 Form 10-Q	15

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
The increase in net investment gains in the second quarter of 2021 compared with the second quarter of 2020 and the shift from net investment losses in the first half of 2020 to net investment gains in the first half of 2021 was primarily driven by a significant increase in the volume of sales of single-family HFS loans in the 2021 periods.
Fair Value Gains (Losses), Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments.
As discussed above in “Hedge Accounting Impact,” we began applying fair value hedge accounting in January 2021 to reduce earnings volatility in our financial statements driven by changes in interest rates. Accordingly, we now recognize the fair value gains and losses and the contractual interest income and expense associated with risk management derivatives designated in qualifying hedging relationships in net interest income. Prior to the implementation of our hedge accounting program, these fair value changes were included in fair value gains (losses), net. Derivatives not designated in hedging relationships are unaffected by this change.

Fannie Mae Second Quarter 2021 Form 10-Q	16

MD&A | Consolidated Results of Operations
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps	$61	$(64)	$104	$(170)
Net change in fair value during the period	374	126	(637)	(129)
Impact of the presentation of fair value gains (losses) in net interest income for risk management derivatives designated in fair value hedges(1)	(371)	—	753	—
Risk management derivatives fair value gains (losses), net	64	62	220	(299)
Mortgage commitment derivatives fair value gains (losses), net	(553)	(662)	529	(1,655)
Credit enhancement derivatives fair value gains (losses), net	(18)	31	(108)	20
Total derivatives fair value gains (losses), net	(507)	(569)	641	(1,934)
Trading securities gains (losses), net	161	135	(597)	782
CAS debt fair value gains (losses), net	(25)	(163)	(26)	474
Other, net(2)	(75)	(421)	320	(616)
Fair value gains (losses), net	$(446)	$(1,018)	$338	$(1,294)
(1)Consists of the presentation of $317 million in fair value gains and $54 million in contractual interest income for the three months ended June 30, 2021 and $861 million in fair value losses and $108 million in contractual interest income for the six months ended June 30, 2021 in net interest income, for designated interest-rate swaps as a result of fair value hedge accounting.
(2)Consists of fair value gains and losses on non-CAS debt and mortgage loans held at fair value.
Fair value losses, net in the second quarter of 2021 were primarily driven by decreases in the fair value of mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as prices increased during the commitment period as interest rates declined. These losses were partially offset by gains on trading securities due to decreases in U.S. Treasury yields during the second quarter of 2021, which resulted in gains on fixed-rate securities held in our other investments portfolio as prices rose.
Fair value gains, net in the first half of 2021 were primarily driven by:
•the application of hedge accounting resulting in the presentation of fair value losses on designated interest-rate swaps in “net interest income;”
•increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period as interest rates increased; and
•decreases in the fair value of long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to increases in interest rates.
These gains were partially offset by fair value losses in the first half of 2021 on trading securities, primarily driven by increases in interest rates during the first quarter, which resulted in losses on fixed-rate securities held in our other investments portfolio.
Fair value losses, net in the second quarter of 2020 were primarily driven by:
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

Fannie Mae Second Quarter 2021 Form 10-Q	17

MD&A | Consolidated Results of Operations
Fair value losses, net in the first half of 2020 were primarily driven by:
•     decreases in the fair value of mortgage commitment derivatives due to losses on commitments to sell mortgage-related securities as prices increased during the commitment period as interest rates declined, which were partially offset by gains on commitments to buy mortgage-related securities;
•     increases in the fair value of long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to declines in interest rates; and
•     net interest expense on risk management derivatives combined with decreases in the fair value of pay-fixed risk management derivatives due to declines in swap rates, which were partially offset by increases in the fair value of receive-fixed risk management derivatives.
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
Our credit-related income or expense and our loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. As described below, since the onset of the COVID-19 pandemic in early 2020, our credit-related income or expense and our loss reserves have been significantly affected by our estimates of the impact of the pandemic and the pace and strength of the economy’s subsequent recovery, which require significant management judgment. Changes in our expectations regarding the length of time borrowers remain in forbearance, and even more significantly, the loss mitigation outcomes of affected borrowers after the forbearance period ends, remain uncertain and can affect the amount of credit-related income or expense we recognize. Although we believe the estimates underlying our allowance are reasonable, we may observe future volatility in these estimates as we continue to observe actual loan performance data and update our models and assumptions relating to this unprecedented event.

Fannie Mae Second Quarter 2021 Form 10-Q	18

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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$33	$(70)	$(30)	$(67)
Redesignation of loans from HFI to HFS	678	—	985	175
Actual and forecasted home prices	1,124	337	2,303	(584)
Actual and projected interest rates	304	84	(588)	1,341
Changes in assumptions regarding COVID-19 forbearance and loan delinquencies(2)	210	(3)	337	(2,590)
Other(3)	204	(129)	208	(226)
Single-family benefit (provision) for credit losses	2,553	219	3,215	(1,951)
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)	(21)	(52)	(140)	(74)
Actual and projected interest rates	41	58	22	274
Actual and projected economic data(4)	6	—	321	—
Estimated impact of the COVID-19 pandemic	23	(261)	77	(874)
Other(3)	(14)	24	(142)	33
Multifamily benefit (provision) for credit losses	35	(231)	138	(641)
Total benefit (provision) for credit losses	$2,588	$(12)	$3,353	$(2,592)

Change in expected credit enhancement recoveries:(5)
Single-family	$(57)	$208	$(73)	$266
Multifamily	7	65	(15)	192
Total change in expected credit enhancement recoveries	$(50)	$273	$(88)	$458
(1)Primarily consists of loan liquidations, amortization of concessions granted to borrowers and the impact of FHFA’s Advisory Bulletin 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). For multifamily, changes in loan activity also includes changes in the allowance due to loan delinquencies and the impact of changes in debt service coverage ratios (“DSCRs”) based on updated property financial information, which is used to assess loan credit quality.
(2)Includes changes in the allowance due to assumptions regarding loss mitigation when loans exit forbearance, as well as adjustments to modeled results.
(3)Includes provision for allowance for accrued interest receivable. For single-family, also includes changes in the reserve for guaranty losses that are not separately included in the other components. For multifamily, also includes the impact of credit model enhancements implemented in the first half of 2021.
(4)For the three and six months ended June 30, 2020, the impact of actual and projected economic data is grouped with “Estimated impact of the COVID-19 pandemic” as these impacts were driven by the pandemic.
(5)Includes increase (decrease) in expected credit enhancement recoveries only for active loans. Recoveries received after foreclosure, which are included in “Change in expected credit enhancement recoveries” in “Summary of Condensed Consolidated Results of Operations,” are not included.

Fannie Mae Second Quarter 2021 Form 10-Q	19

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
The primary factors that contributed to our single-family benefit for credit losses in the second quarter of 2021 were:
•Benefit from actual and forecasted home price growth. During the second quarter of 2021, home price growth was very strong. We also increased our expectations for home price growth on a national basis for full-year 2021. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price appreciation and our home price forecast.
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
•Benefit from lower actual and projected interest rates. Actual and projected interest rates decreased as of June 30, 2021 compared with March 31, 2021. As mortgage interest rates decrease, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans, resulting in a benefit for credit losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies as discussed below.
The primary factors that contributed to our single-family benefit for credit losses in the first half of 2021 were:
•Benefit from actual and forecasted home price growth as discussed in “Key Market Economic Indicators.”
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS consistent with the discussion above.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. In both the first and second quarters of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model to account for uncertainty. The decrease in uncertainty as of June 30, 2021 compared with the end of 2020 was primarily driven by the passage of the American Rescue Plan Act of 2021, which provided additional economic stimulus and helped support the continued economic recovery. In addition, the implementation of the COVID-19 vaccination program in the United States, which has contributed to a significant increase in business activity and an improved economy in 2021, decreased uncertainty surrounding the post-pandemic recovery. There has also been decreased political uncertainty, as well as a decrease in the number of borrowers in a COVID-19-related forbearance, lessening expectations of credit losses. However, management continued to apply its judgment and supplement model results as of June 30, 2021 as uncertainty remains regarding the loss mitigation outcomes of borrowers still in forbearance and the future course of the pandemic, including the impact on the economy of the spread of the Delta variant or other new, more infectious variants of the virus and low vaccination rates in certain areas of the country.
The impact of these factors was partially offset by the impact of the following factor, which reduced our single-family benefit for credit losses recognized in the first half of 2021:
•Provision from higher actual and projected interest rates. Actual and projected interest rates were higher as of June 30, 2021 compared with December 31, 2020. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans. Lower expected prepayments extend the expected lives of modified loans, which increases the expected impairment relating to term and interest-rate concessions provided on these loans, resulting in a provision for credit losses.
The primary factors that impacted our single-family benefit (provision) for credit losses in the second quarter and first half of 2020 were:
•Expected credit losses as a result of the COVID-19 pandemic, which included adjustments to modeled results. In the first quarter of 2020, the rapidly changing conditions as a result of the unprecedented COVID-19 pandemic caused us to believe our model used to estimate single-family credit losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time, which included our expectations surrounding loan forbearance and borrower behavior once the forbearance period ends. As a result,

Fannie Mae Second Quarter 2021 Form 10-Q	20

MD&A | Consolidated Results of Operations
management used its judgment to increase the loss projections developed by our credit loss model in the first quarter of 2020 by $2.5 billion.
During the second quarter of 2020 our credit loss model consumed data from the initial months of the pandemic, including loan delinquencies, updated profile data for loans in forbearance, and an updated home price forecast. As more of this data was consumed by our credit loss model, we reduced our non-modeled adjustment. However, management continued to apply its judgment and supplement model results as of June 30, 2020, taking into account uncertainty at that time regarding the type and extent of loss mitigation that may be needed when loans complete their forbearance period and the continued high degree of uncertainty regarding the future course of the pandemic and its effect on the economy, including the continued availability of fiscal stimulus to support borrowers.
For the second quarter of 2020, our estimate of expected losses due to the pandemic, which included both modeled and non-modeled adjustments, remained relatively flat compared with the first quarter of 2020. A reduction in overall expected forbearance volumes was offset by a weaker credit profile for loans entering forbearance. Furthermore, the positive impact of higher-than-initially-expected borrower prepayment activity was offset by heightened uncertainty as noted above. When taken together, the net impact for the second quarter was a $3 million increase to expected losses as shown in the table above.
•Changes in our expectations for home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020, which contributed to our provision for credit losses for the period. However, the negative impact from the first quarter of 2020 was partially reduced in the second quarter of 2020 as we revised our home price forecast to reflect an increase in home price appreciation on a national basis for 2020 based on strong home sales data for the period. This improvement in the 2020 home price forecast was partially offset by our updated long-term projected home price growth estimate, which was lowered as a result of a longer projected economic recovery period at that time.
•Credit benefit from lower actual and projected mortgage interest rates.
Multifamily Benefit (Provision) for Credit Losses
The primary factors that contributed to our multifamily benefit for credit losses in the second quarter and first half of 2021 were:
•Benefit from actual and projected economic data. In the second quarter and first half of 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan defaults resulting in a benefit for credit losses for the quarter and year-to-date.
•Benefit from lower expected credit losses as a result of the COVID-19 pandemic. Similar to our single-family provision for credit losses described above, in both the first and second quarters of 2021, management used its judgment to further reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model to account for uncertainty. The decrease in uncertainty as of June 30, 2021 compared with the end of 2020 was primarily driven by positive economic growth and the passage of the American Rescue Plan Act of 2021, which provided additional economic stimulus. However, management continued to apply its judgment and supplement model results with a non-modeled adjustment as of June 30, 2021, as uncertainty remains surrounding the future course of the pandemic, including new strains of the virus and its effect on the economy.
Our multifamily provision for credit losses in the second quarter and first half of 2020 was primarily driven by:
•Actual and projected economic data and expected credit losses as a result of the COVID-19 pandemic. Similar to the single-family provision for credit losses for the 2020 periods discussed above, we believed our model used to estimate multifamily credit losses as of June 30, 2020 did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. As a result, management used its judgment to increase the loss projections developed by our credit loss model to reflect our expectations relating to the impact of the pandemic at that time. Our multifamily provision for credit losses was primarily driven by elevated unemployment rates compared with pre-COVID-19 levels. We expected higher unemployment rates would reduce the operating income of multifamily properties in the near term, resulting in an increase in the number of loans in forbearance. Additionally, property values were expected to decrease, increasing the probability of loan defaults.
In the second quarter of 2020, we increased our expected credit losses as a result of significant economic uncertainty and worsened forecasted capitalization rates at that time. We also increased our expected credit losses on senior housing loans to reflect that these properties had been disproportionately impacted by the

Fannie Mae Second Quarter 2021 Form 10-Q	21

MD&A | Consolidated Results of Operations
pandemic, which resulted in increased operating expenses and limited these borrowers’ ability to attract new tenants. These increases in expected credit losses were partially offset by a reduction in our overall estimated forbearance volumes and lower actual and projected interest rates. In developing these adjustments, management considered the credit risk profile of our multifamily loan book of business at that time, as well as relevant historical credit loss experience during rare or stressful economic environments.
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	June 30, 2021	December 31, 2020	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$92,767	$66,537	$26,230
Restricted cash and cash equivalents	76,420	77,286	(866)
Investments in securities	96,056	138,239	(42,183)
Mortgage loans:
Of Fannie Mae	88,257	117,911	(29,654)
Of consolidated trusts	3,770,164	3,546,533	223,631
Allowance for loan losses	(7,114)	(10,552)	3,438
Mortgage loans, net of allowance for loan losses	3,851,307	3,653,892	197,415
Deferred tax assets, net	12,575	12,947	(372)
Other assets	28,913	36,848	(7,935)
Total assets	$4,158,038	$3,985,749	$172,289
Liabilities and equity
Debt:
Of Fannie Mae	$251,576	$289,572	$(37,996)
Of consolidated trusts	3,844,699	3,646,164	198,535
Other liabilities	24,418	24,754	(336)
Total liabilities	4,120,693	3,960,490	160,203
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(83,491)	(95,577)	12,086
Total equity	37,345	25,259	12,086
Total liabilities and equity	$4,158,038	$3,985,749	$172,289
Cash and Cash Equivalents and Federal Funds Sold and Securities Purchased under Agreements to Resell or Similar Arrangements, and Investments in Securities
Investments in securities declined from December 31, 2020 to June 30, 2021 primarily driven by a shift from investments in U.S. Treasury securities as of December 31, 2020 to investments in federal funds sold and securities purchased under agreements to resell as of June 30, 2021, as well as a decrease in funding debt issuances during the period. With lower funding debt issuances, our other investments portfolio declined as maturing investments were not replaced.
For further discussion, see “Liquidity and Capital Management—Liquidity Management.”

Fannie Mae Second Quarter 2021 Form 10-Q	22

MD&A | Consolidated Balance Sheet Analysis
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of June 30, 2021 compared with December 31, 2020, driven by an increase in loan acquisitions, primarily from continued high refinancing activity, outpacing liquidations and sales.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Debt
The decrease in debt of Fannie Mae from December 31, 2020 to June 30, 2021 was primarily due to decreased funding needs. The increase in debt of consolidated trusts from December 31, 2020 to June 30, 2021 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our net equity increased as of June 30, 2021 compared with December 31, 2020 by the amount of our comprehensive income recognized during the first half of 2021.
The aggregate liquidation preference of the senior preferred stock increased to $151.7 billion as of June 30, 2021 and will further increase to $158.8 billion as of September 30, 2021 due to the $7.1 billion increase in our net worth during the second quarter of 2021.
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

Fannie Mae Second Quarter 2021 Form 10-Q	23

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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of June 30, 2021 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The decrease in our retained mortgage portfolio as of June 30, 2021 compared with December 31, 2020 was primarily due to a decrease in our lender liquidity portfolio driven by a decline in mortgage refinance activity, primarily during the second quarter of 2021, leading to lower acquisition volumes through the whole loan conduit. In addition, sales of reperforming mortgage loans drove a decrease in our loss mitigation portfolio.

Fannie Mae Second Quarter 2021 Form 10-Q	24

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities” or “Mortgage loans of Fannie Mae” in our Summary of Condensed Consolidated Balance Sheets.

Retained Mortgage Portfolio
	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$25,652	$34,810
Mortgage loans	30,000	45,895
Total lender liquidity	55,652	80,705
Loss mitigation mortgage loans(2)	45,472	56,315
Other:
Reverse mortgage loans	10,920	12,388
Mortgage loans	4,073	4,881
Reverse mortgage securities(3)	6,823	7,185
Private-label and other securities	403	473
Fannie Mae-wrapped private-label securities	497	521
Mortgage revenue bonds	146	182
Total other	22,862	25,630
Total retained mortgage portfolio	$123,986	$162,650

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$118,445	$154,943
Multifamily mortgage loans and mortgage-related securities	$5,541	$7,707
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans classified as troubled debt restructurings (“TDRs”) that were on accrual status of $20.1 billion and $29.4 billion as of June 30, 2021 and December 31, 2020, respectively, and single-family loans on nonaccrual status of $15.9 billion and $19.6 billion as of June 30, 2021 and December 31, 2020. Includes multifamily loans classified as TDRs that were on accrual status of $24 million and $20 million as of June 30, 2021 and December 31, 2020, respectively, and multifamily loans on nonaccrual status of $507 million and $536 million as of June 30, 2021 and December 31, 2020, respectively.
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
We include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of June 30, 2021, 10% of the notional value of our interest-only securities was $2.2 billion, which is not included in the table above.
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

Fannie Mae Second Quarter 2021 Form 10-Q	25

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
In support of our loss mitigation strategies, we purchased $3.7 billion of loans from our single-family MBS trusts in the first half of 2021, the substantial majority of which were delinquent, compared with $5.6 billion of loans purchased from single-family MBS trusts in the first half of 2020. We expect the amount of loans we buy out of trusts may increase, particularly in 2022, compared with 2020 as a result of COVID-19-related loan delinquencies and loss mitigation strategies, which may increase the size of our retained mortgage portfolio. However, the magnitude of any increase in our retained mortgage portfolio will depend on the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio. These factors are highly uncertain and depend on a number of things, including the length of time loans remain in forbearance, the duration of foreclosure suspensions, and the nature and success of our loss mitigation activities, including payment deferrals and repayment plans, which do not require us to purchase loans out of trust. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for information on our loans in forbearance.
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

Fannie Mae Second Quarter 2021 Form 10-Q	26

MD&A | Guaranty Book of Business
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 90% of our guaranty book of business as of June 30, 2021 and December 31, 2020.

Composition of Fannie Mae Guaranty Book of Business
	As of
	June 30, 2021			December 31, 2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,449,139	$403,364	$3,852,503	$3,305,030	$386,379	$3,691,409
Government guaranty book of business(2)	18,558	2,138	20,696	20,777	2,268	23,045
Guaranty book of business	3,467,697	405,502	3,873,199	3,325,807	388,647	3,714,454
Freddie Mac securities guaranteed by Fannie Mae(3)	168,937	—	168,937	137,316	—	137,316
Total Fannie Mae guarantees	$3,636,634	$405,502	$4,042,136	$3,463,123	$388,647	$3,851,770
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of approximately (i) $138.0 billion and $110.7 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of June 30, 2021 and December 31, 2020, respectively; and (ii) $31.0 billion and $26.6 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of June 30, 2021 and December 31, 2020, respectively.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2021, we paid $603 million to the funds based on our new business purchases in 2020. For the first half of 2021, we recognized an expense of $339 million related to this obligation based on $806.5 billion in new business purchases during the period. We expect to pay this amount to the funds in 2022, plus additional amounts to be accrued based on our new business purchases in the second half of 2021. See “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Affordable Housing Allocations” in our 2020 Form 10-K for more information regarding this obligation.
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
The chart below displays net revenues and net income for each of our business segments for the first half of 2020 compared with the first half of 2021. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)

Fannie Mae Second Quarter 2021 Form 10-Q	27

MD&A | Business Segments
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
Single-Family Mortgage Market
Housing activity slowed modestly in the second quarter of 2021 compared with the first quarter of 2021. Total home sales moderated due to near record-low inventory of available homes for sale and construction capacity constraints stemming from a surge in material prices. Given recent construction constraints, single-family starts declined in the second quarter of 2021 compared with the first quarter of 2021. However, we continue to expect single-family housing starts to be higher for the full-year 2021 when compared with 2020. We also expect total home sales for the year to exceed the level seen in 2020. We expect the average mortgage rate to rise in 2021, which we expect will lead to a decline in total refinance originations for 2021 compared with 2020.
Total existing home sales averaged 5.8 million units annualized in the second quarter of 2021, compared with 6.3 million units in the first quarter of 2021, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales decreased during the second quarter of 2021, averaging an annualized rate of approximately 728,300 units, compared with approximately 896,300 units in the first quarter of 2021.
The 30-year fixed mortgage rate averaged 2.98% in June 2021, compared with 3.08% in March 2021, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2021 will decrease from 2020 levels by approximately 7%, from an estimated $4.54 trillion in 2020 to $4.20 trillion in 2021, and that the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $2.89 trillion in 2020 to $2.37 trillion in 2021. Declining origination volume reduces the number of mortgages available for us to acquire, which affects our business volume. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.

Fannie Mae Second Quarter 2021 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Market Activity
Single-Family Market Activity
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $388.5 billion for the second quarter of 2021, compared with $342.8 billion for the second quarter of 2020. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the second quarter of 2021 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
Second Quarter 2021
We estimate our share of single-family mortgage-related securities issuances was 41% in the first quarter of 2021 and 45% in the second quarter of 2020.
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,377.2 billion as of June 30, 2021 and $3,200.9 billion as of December 31, 2020.
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

Fannie Mae Second Quarter 2021 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Business Metrics
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
Average charged guaranty fee on newly acquired conventional single-family loans is a metric management uses to measure the price we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the sum of the base guaranty fees charged during the period for our new single-family conventional guaranty arrangements, which we will receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments and the adverse market refinance fee, based on an estimated average life at the time of acquisition. We use loan-level price adjustments, including various upfront risk-based fees, to price for the credit risk we assume in providing our guaranty. FHFA must approve changes to the national loan-level price adjustments we charge and can direct us to make other changes to our single-family guaranty fee pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fee, increased in the second quarter of 2021 compared with the second quarter of 2020 primarily due to the implementation of the adverse market refinance fee in December 2020. In July 2021, FHFA directed us to eliminate the adverse market refinance fee effective August 1, 2021. As a result, we expect our average charged guaranty fee on new single-family conventional acquisitions to decrease in the second half of 2021. See “Legislation and Regulation—Elimination of Adverse Market Refinance Fee” for additional information on the adverse market refinance fee.

Fannie Mae Second Quarter 2021 Form 10-Q	30

MD&A | Single-Family Business | Single-Family Business Financial Results

Single-Family Business Financial Results(1)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Variance	2021	2020	Variance
	(Dollars in millions)
Net interest income(2)	$7,323	$4,939	$2,384	$13,217	$9,480	$3,737
Fee and other income	80	71	9	142	165	(23)
Net revenues	7,403	5,010	2,393	13,359	9,645	3,714
Investment gains (losses), net	658	96	562	722	(56)	778
Fair value gains (losses), net	(386)	(1,030)	644	354	(1,490)	1,844
Administrative expenses	(619)	(625)	6	(1,242)	(1,254)	12
Credit-related income (expense)(3)	2,525	216	2,309	3,204	(2,034)	5,238
TCCA fees(2)	(758)	(660)	(98)	(1,489)	(1,297)	(192)
Credit enhancement expense	(219)	(307)	88	(445)	(623)	178
Change in expected credit enhancement recoveries(4)	(57)	208	(265)	(73)	266	(339)
Other expenses, net(5)	(315)	(252)	(63)	(602)	(415)	(187)
Income before federal income taxes	8,232	2,656	5,576	13,788	2,742	11,046
Provision for federal income taxes	(1,725)	(556)	(1,169)	(2,887)	(574)	(2,313)
Net income	$6,507	$2,100	$4,407	$10,901	$2,168	$8,733
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
Net Interest Income
Single-family net interest income increased in the second quarter and first half of 2021 compared with the second quarter and first half of 2020, primarily driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”
Investment Gains (Losses), Net
The increase in net investment gains in the second quarter of 2021 compared with the second quarter of 2020 and the shift from net investment losses in the first half of 2020 to net investment gains in the first half of 2021 was primarily driven by a significant increase in the volume of sales of single-family HFS loans in the 2021 periods. The drivers of investment gains (losses), net for the Single-Family segment are consistent with the drivers of investment gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains (Losses), Net.”
Fair Value Gains (Losses), Net
Fair value losses, net in the second quarter of 2021 were primarily driven by decreases in the fair value of mortgage commitment derivatives, partially offset by gains on trading securities.
Fair value gains, net in the first half of 2021 were largely impacted by the implementation of our hedge accounting program resulting in the presentation of fair value losses on designated interest-rate swaps in “net interest income.” Fair value gains, net in the first half of 2021 were also driven by gains as a result of increases in the fair value of mortgage

Fannie Mae Second Quarter 2021 Form 10-Q	31

MD&A | Single-Family Business | Single-Family Business Financial Results
commitment derivatives and decreases in the fair value of long-term debt of consolidated trusts held at fair value, which were partially offset by losses on trading securities.
Fair value losses, net in the second quarter and first half of 2020 were primarily driven by decreases in the fair values of our mortgage commitments derivatives, partially offset by fair value gains on trading securities.
The drivers of fair value gains (losses), net for the Single-Family segment are consistent with the drivers of fair value gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
For information on the implementation of our hedge accounting program and its impact on our financial statements, see “Consolidated Results of Operations—Hedge Accounting Impact” and “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Credit-Related Income (Expense)
Credit-related income for the second quarter of 2021 was driven by a benefit for credit losses due primarily to strong actual and forecasted home price growth, the redesignation of certain reperforming loans from HFI to HFS, lower actual and projected interest rates, and a reduction in our allowance for loan losses for changes in assumptions regarding COVID-19 forbearance and loan delinquencies.
Credit-related income for the first half of 2021 was driven by a benefit for credit losses due primarily to strong actual and forecasted home price growth, the redesignation of certain reperforming loans from HFI to HFS and a reduction in our allowance for loan losses for changes in assumptions regarding COVID-19 forbearance and loan delinquencies. The impact of those factors was partially offset by higher actual and projected interest rates.
Credit-related income for the second quarter of 2020 was primarily driven by an increase in actual home prices. In the first quarter of 2020, our expectations for home price growth for 2020 were near-zero. However, in the second quarter of 2020, we revised our home price forecast for the year to reflect an increase in home price appreciation on a national basis for 2020 based on continued strong home sales at that time. This change contributed to credit-related income for the period.
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
Based on current market conditions, we are no longer offering most of the COVID-19-related temporary flexibilities to our Selling Guide requirements that we had previously offered, such as purchasing loans that are subject to a COVID-19-related payment forbearance and offering additional methods of obtaining verbal verifications of borrower employment.
We have maintained our temporary selling policy updates to provide clarity and mitigate risk, including:
•assessment of more recent documentation of borrower employment (including self-employment), income, and assets;
•requiring evidence of receipt of funds from stocks, stock options and mutual funds when used for down payment or closing costs, and reducing the value to 70% when considered for reserves;
•requiring additional due diligence regarding the payment status of a borrower’s existing mortgage loans;
•providing clarity for assessing self-employment income for qualifying purposes; and

Fannie Mae Second Quarter 2021 Form 10-Q	32

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
•requiring that loans be no more than six months old to be eligible for sale to us.
COVID-19 Servicing Policies
We continue to work with Freddie Mac as instructed by FHFA to implement temporary policies in response to the COVID-19 pandemic to enable our single-family loan servicers to better assist borrowers impacted by COVID-19. We issued initial requirements to servicers on temporary policies to assist borrowers impacted by COVID-19 in March 2020, and have subsequently amended the requirements. We will continue monitoring the market to determine whether further adjustments to or extensions of our temporary policies are appropriate.
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
•offering a payment deferral workout option to eligible borrowers who have resolved a COVID-19-related financial hardship but cannot afford to bring the loan current by reinstating the loan (that is, repaying all the missed payments at one time) or through a repayment plan (that is, repaying the missed payments over time). The payment deferral workout option allows the borrower to defer up to 18 months of past-due payments, without interest, to the end of the loan term (or when the loan is refinanced, the property is sold or the loan is otherwise paid off before the end of the loan term). All other terms of the loan remain unchanged;
•adjusting the terms for a Flex Modification for COVID-19-impacted borrowers to provide an opportunity to reduce the interest rate regardless of the mortgage loan’s post-modified mark-to-market loan-to-value (“LTV”) ratio. This change, which was announced on June 30, 2021, is intended to help borrowers with a mark-to-market LTV ratio of less than 80% obtain a lower payment on their mortgage loan. Although servicers are encouraged to implement the policy change immediately, they must implement it no later than August 31, 2021;
•suspending foreclosures and certain foreclosure-related activities for single-family properties through July 31, 2021, other than for vacant or abandoned properties; and
•reporting as current to the credit bureaus the obligation of a borrower who receives a forbearance plan or other form of relief as a result of the COVID-19 pandemic during the period covered by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), if the borrower was current before the accommodation and makes payments as agreed under the accommodation in accordance with the Fair Credit Reporting Act, as amended by the CARES Act.
The CFPB and certain states and localities have implemented COVID-19-related borrower and/or renter protections that are more extensive than our Servicing Guide requirements. On June 28, 2021, the CFPB issued a final rule prohibiting certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. In addition, on June 29, 2021, FHFA announced that Fannie Mae servicers will not be permitted to initiate foreclosures that would be prohibited under the CFPB rule before the rule’s August 31, 2021 effective date. The CFPB and certain states and localities may continue to consider such proposals in the future or extend the time period of existing protections. Our servicers must comply with all applicable laws.
Single-Family Portfolio Diversification and Monitoring
The table below displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. As shown in the table below, our single-family conventional guaranty book of business has been impacted by record home price appreciation in the first half of 2021. The weighted average mark-to-market LTV ratio decreased from 58% as of December 31, 2020 to 55% as of June 30, 2021, and the percentage of our single-family conventional guaranty book of business with a mark-to-market LTV ratio over 80% decreased from 13% of our single-family conventional guaranty book of business as of December 31, 2020, to 9% as of June 30, 2021.
We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we furnish to the Securities and Exchange Commission (the “SEC”) with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Fannie Mae Second Quarter 2021 Form 10-Q	33

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020	June 30, 2021	December 31, 2020
Original LTV ratio:(4)
<= 60%	31%	24%	33%	23%	25%	23%
60.01% to 70%	16	16	16	16	15	14
70.01% to 80%	31	35	31	35	34	35
80.01% to 90%	10	12	9	13	11	11
90.01% to 95%	10	10	9	10	10	11
95.01% to 100%	2	3	2	3	4	4
Greater than 100%	*	*	*	*	1	2
Total	100%	100%	100%	100%	100%	100%
Weighted average	70%	72%	69%	73%	73%	74%
Average loan amount	$281,749	$280,846	$282,169	$278,525	$192,919	$185,047
Estimated mark-to-market LTV ratio:(5)
<= 60%					57%	52%
60.01% to 70%					19	17
70.01% to 80%					15	18
80.01% to 90%					7	9
90.01% to 100%					2	4
Greater than 100%					*	*
Total					100%	100%
Weighted average					55%	58%
FICO credit score at origination:
< 620	—%	* %	—%	* %	1%	1%
620 to < 660	3	2	2	2	4	4
660 to < 680	3	2	3	2	3	4
680 to < 700	6	5	5	6	7	7
700 to < 740	18	19	18	20	19	20
>= 740	70	72	72	70	66	64
Total	100%	100%	100%	100%	100%	100%
Weighted average	757	759	759	757	752	750
Debt-to-income (“DTI”) ratio at origination:(6)
<= 43%	78%	80%	79%	78%	78%	77%
43.01% to 45%	8	8	8	8	8	9
Greater than 45%	14	12	13	14	14	14
Total	100%	100%	100%	100%	100%	100%
Weighted average	34%	34%	34%	34%	34%	35%

Fannie Mae Second Quarter 2021 Form 10-Q	34

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020	June 30, 2021	December 31, 2020
Product type:
Fixed-rate:(7)
Long-term	82%	85%	83%	85%	84%	85%
Intermediate-term	17	15	17	14	15	14
Total fixed-rate	99	100	100	99	99	99
Adjustable-rate	1	*	*	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	98%	97%	97%
2-4 units	2	2	2	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	92%	91%	92%	91%	91%
Condo/Co-op	9	8	9	8	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	93%	93%	92%	93%	90%	90%
Second/vacation home	3	3	3	3	4	4
Investor	4	4	5	4	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	35%	26%	30%	30%	36%	38%
Cash-out refinance	22	20	21	21	20	20
Other refinance	43	54	49	49	44	42
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	13%	15%	13%	14%	14%	14%
Northeast	14	12	14	12	16	17
Southeast	23	21	22	21	23	22
Southwest	19	21	18	21	18	19
West	31	31	33	32	29	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2015 and prior					23%	30%
2016					6	8
2017					5	7
2018					4	6
2019					8	11
2020					35	38
2021					19	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Second Quarter 2021 Form 10-Q	35

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
Characteristics of our New Single-Family Loan Acquisitions
Over half of our single-family guaranty book of business has been originated in the last 18 months as borrowers took advantage of the low rate environment. Refinancing activity began to taper in the second quarter of 2021 as fewer borrowers could benefit from refinancing. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans decreased in the second quarter of 2021 compared with the second quarter of 2020. The decline in refinance share led to a decline in the percentage of loans we acquired with a FICO credit score over 740, from 72% in the second quarter of 2020 to 70% in the second quarter of 2021.
Our share of acquisitions of loans with DTI ratios above 45% increased in the second quarter of 2021 compared with the second quarter of 2020. This increase was driven by the higher share of home purchase acquisitions, which tend to have higher DTI ratios than refinance loan acquisitions.
In the second quarter of 2021, we implemented a new low-income refinance program, referred to as RefiNow™, intended to increase refinancings by low-income borrowers by reducing their refinancing costs. To be eligible for the RefiNow™ program, borrowers must meet specified criteria, including having:
•a Fannie Mae-backed mortgage secured by a 1-unit, principal residence;
•a current income at or below 80% of the area median income;
•not missed a mortgage payment in the past six months, and no more than one missed mortgage payment in the past 12 months, unless the missed payment was associated with a COVID-19-related forbearance and has been resolved; and
•a mortgage with an LTV ratio up to 97%, a DTI ratio of 65% or less, and a minimum FICO credit score of 620.
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
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. We generally achieve this through primary mortgage insurance. We also use enterprise paid mortgage insurance (“EPMI”), a form of primary mortgage insurance that is acquired by Fannie Mae. Under FHFA guidance, we began our EPMI pilot in 2018. In May 2021, FHFA instructed us to discontinue our EPMI pilot program and by August 29, 2021 cease acquiring loans insured with EPMI. We also enter into various other types of transactions in which we transfer mortgage credit risk to third parties.

Fannie Mae Second Quarter 2021 Form 10-Q	36

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the institutional counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Note 13, Concentrations of Credit Risk” in our 2020 Form 10-K and “Risk Management—Institutional Counterparty Credit Risk Management” and “Note 10, Concentrations of Credit Risk” in this report. Also see “Risk Factors” in our 2020 Form 10-K and in this report.
Single-Family Loans without Credit Enhancement
The following table displays the primary characteristics of loans in our single-family conventional guaranty book of business currently without credit enhancement.

Single-Family Loans without Credit Enhancement
	As of
	June 30, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,087	32%	$938	29%
Pre-credit risk transfer program inception(2)	384	11	462	14
Recently acquired(3)	1,178	35	934	29
Other(4)	401	12	286	9
Less: Loans in multiple categories	(847)	(25)	(751)	(23)
Total single-family loans currently without credit enhancement	$2,203	65%	$1,869	58%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Primarily consists of loans that have been acquired in the past 24 months, and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of June 30, 2021 or December 31, 2020.
We have not entered into new credit risk transfer transactions since the first quarter of 2020 as we discuss below in “Transfer of Mortgage Credit Risk.” As a result, the percentage of loans in our single-family conventional guaranty book of business without credit enhancement has increased in recent periods. The percentage of our single-family conventional loans without credit enhancement was 65% and 58% as of June 30, 2021 and December 31, 2020, respectively.

Fannie Mae Second Quarter 2021 Form 10-Q	37

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

Single-Family Loans with Credit Enhancement
	As of
	June 30, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$692	20%	$681	21%
Connecticut Avenue Securities	461	14	608	19
Credit Insurance Risk Transfer	144	4	216	7
Lender risk-sharing	93	3	131	4
Less: Loans covered by multiple credit enhancements	(216)	(6)	(304)	(9)
Total single-family loans with credit enhancement	$1,174	35%	$1,332	42%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to domestic and international investors and reinsurers in the private market. Our credit risk transfer transactions have been designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2020 Form 10-K, we have used primarily three single-family credit risk transfer programs: Connecticut Avenue Securities® (“CAS”), Credit Insurance Risk TransferTM (“CIRTTM”), and lender risk-sharing. At FHFA’s direction, we discontinued entering into new lender risk-sharing transactions as of the end of 2020. We continually evaluate our credit risk transfer transactions, which, in addition to managing our credit risk, also affect our returns on capital.
We have not entered into any new credit risk transfer transactions since the first quarter of 2020 as we continue to evaluate their costs and benefits, including the capital relief these transactions provide. As a result, the percentage of our book that is covered by these transactions has declined from 53% as of March 31, 2020 to 35% as of June 30, 2021. The structure of and extent to which we engage in any additional credit risk transfer transactions in the future will be affected by our capital requirements, the degree of regulatory capital relief provided by the transactions, our risk appetite, the strength of future market conditions, including the cost of these transactions, and the review of our overall business and capital plan.

Fannie Mae Second Quarter 2021 Form 10-Q	38

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table excludes the credit risk transferred on single-family transactions that have been cancelled or terminated as of June 30, 2021. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $36 billion as of June 30, 2021 compared with $43 billion as of June 30, 2020. Because of the large number of mortgage prepayments in the past year, the first loss retention layer on our credit risk transfer transactions has increased as a percentage of the outstanding reference pool. As a result, losses on the remaining covered reference pools must generally reach a higher percentage of the remaining outstanding balance before those credit risk transfer transactions will pay any benefits. In addition, home price appreciation since we entered into the transactions has reduced the likelihood that we will incur losses on the covered loans large enough to receive a benefit from these transactions.

Outstanding as of June 30, 2021
(Dollars in billions)
Senior	Fannie Mae(1) $692				Outstanding Reference Pool(4)(6) $737

Mezzanine	Fannie Mae(1) $1	CIRT(2)(3) $9	CAS(2) $14	Lender Risk-Sharing(2) $4

First Loss	Fannie Mae(1) $8		CAS(2)(5) $6	Lender Risk-Sharing(2) $3

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $1.8 billion outstanding as of June 30, 2021.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was approximately $698 billion as of June 30, 2021.
The following table displays the approximate cash paid or transferred to investors for credit risk transfer transactions outstanding. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Six Months Ended June 30,
	2021	2020
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$415	$528
CIRT transactions	158	207
Lender risk-sharing transactions	140	160
(1)Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes (“CLN”) transactions.
Cash paid or transferred to investors for CIRT transactions in the first half of 2021 includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit.

Fannie Mae Second Quarter 2021 Form 10-Q	39

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2021	December 31, 2020	June 30, 2020
Delinquency status:
30 to 59 days delinquent	0.74%	1.02%	1.47%
60 to 89 days delinquent	0.20	0.36	1.60
Seriously delinquent (“SDQ”)	2.08	2.87	2.65
Percentage of SDQ loans that have been delinquent for more than 180 days	79	67	14
Percentage of SDQ loans that have been delinquent for more than two years	6	3	3

Fannie Mae Second Quarter 2021 Form 10-Q	40

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	For the Six Months Ended June 30,
	2021	2020
Single-family SDQ loans (number of loans):
Beginning balance	495,806	112,434
Additions	139,375	427,657
Removals:
Modifications and other loan workouts	(174,618)	(18,680)
Liquidations and sales	(37,811)	(15,449)
Cured or less than 90 days delinquent	(58,812)	(52,172)
Total removals	(271,241)	(86,301)
Ending balance	363,940	453,790
Our single-family serious delinquency rate decreased as of June 30, 2021 compared with December 31, 2020 and June 30, 2020 due to the ongoing economic recovery and the decline in the number of our single-family loans in a COVID-19 forbearance plan. As of June 30, 2021, single-family loans in forbearance comprised 70% of our single-family seriously delinquent loans. The percentage of seriously delinquent loans that have been delinquent for more than 180 days increased as of June 30, 2021 compared with June 30, 2020 primarily due to loans that continue to remain in a COVID-19-related forbearance and have become more delinquent.
Our single-family serious delinquency rate excluding loans in forbearance was 0.64% as of June 30, 2021 and 0.66% as of December 31, 2020. We monitor the single-family serious delinquency rate excluding loans that received a forbearance to better understand the impact that forbearance activity has had on the overall rate and to monitor loans that are seriously delinquent not as a result of COVID-19. We expect the COVID-19 pandemic to result in a continued higher single-family serious delinquency rate over the next several quarters compared with pre-pandemic levels.

Fannie Mae Second Quarter 2021 Form 10-Q	41

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2021			December 31, 2020			June 30, 2020
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	12%	1.84%	19%	12%	2.62%	19%	13%	2.54%
Florida	6	9	2.81	6	9	4.17	6	10	3.98
Illinois	3	5	2.51	3	5	3.10	4	4	2.71
New Jersey	3	5	3.33	3	5	4.57	3	5	4.81
New York	5	7	3.71	5	7	4.79	5	8	4.96
All other states	63	62	1.88	64	62	2.59	63	60	2.30
Product type:
Alt-A(2)	1	5	7.88	1	5	9.32	1	6	8.07
Vintages:
2004 and prior	1	10	5.04	2	9	5.88	2	10	5.00
2005-2008	2	15	8.75	2	15	9.98	3	15	8.37
2009-2021	97	75	1.69	96	76	2.39	95	75	2.21
Estimated mark-to-market LTV ratio:
<= 60%	57	66	2.02	52	56	2.52	53	52	2.16
60.01% to 70%	19	17	2.41	17	18	3.73	17	18	3.36
70.01% to 80%	15	11	2.16	18	14	3.05	17	15	3.18
80.01% to 90%	7	4	1.70	9	9	4.17	9	10	4.21
90.01% to 100%	2	1	1.21	4	2	1.85	4	4	3.43
Greater than 100%	*	1	20.48	*	1	22.43	*	1	18.12
Credit enhanced:(3)
Primary MI & other(4)	20	27	3.31	21	27	4.36	22	26	3.85
Credit risk transfer(5)	21	34	3.21	30	37	3.69	40	37	2.78
Non-credit enhanced	65	52	1.63	58	51	2.36	51	51	2.37
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
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2021 was 35%.
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

Fannie Mae Second Quarter 2021 Form 10-Q	42

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Loans in Forbearance
As a part of our relief programs, we have authorized our servicers to permit payment forbearance to borrowers experiencing a COVID-19-related financial hardship for up to 12 months without regard to the delinquency status of the loan, and for borrowers already in forbearance as of February 28, 2021, for a total of up to 18 months, provided that the forbearance does not result in the loan becoming greater than 18 months delinquent. We estimate that, through June 30, 2021, approximately 8% of the single-family loans, based on loan count, of our conventional guaranty book of business as of March 31, 2020, have been in a COVID-19-related forbearance at some point between then and June 30, 2021 (referred to as our “single-family cumulative forbearance take-up rate”). Based on our expectations regarding the economic recovery, which we discuss in “Key Market Economic Indicators,” we believe that the substantial majority of borrowers who will ultimately request COVID-19-related relief have already done so.
As shown in the tables below, many of the loans that entered forbearance have since exited; therefore, the percentage of loans in our single-family conventional guaranty book of business in forbearance as of June 30, 2021 has declined to 1.8%. Some borrowers whose loans are in forbearance continue to make payments according to the original contractual terms of the loan notwithstanding the forbearance arrangement; we expect some of these borrowers will continue to do so and therefore remain current. The table below provides information on the delinquency and accrual status of our single-family loans in forbearance. We expect many of the loans in forbearance will resolve their delinquency through a payment deferral or other form of loan workout. As discussed below, servicers are required to contact borrowers prior to the end of forbearance to evaluate them for loan workout options that can support their successful transition out of forbearance.

Fannie Mae Second Quarter 2021 Form 10-Q	43

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

Delinquency and Accrual Status of Single-Family Loans in Forbearance
	June 30, 2021
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status(2)
	(Dollars in millions)
Delinquency status:
Current	26,963	$4,920	9%	100%
30 to 59 days delinquent	17,267	3,350	5	95
60 to 89 days delinquent	15,979	3,186	5	84
Seriously delinquent:
90 to 180 days delinquent	53,138	10,759	17	84
180+ days delinquent	200,332	42,809	64	75
Total seriously delinquent	253,470	53,568	81	77
Total loans in forbearance(3)	313,679	$65,024	100%	80
Percentage of single-family conventional guaranty book of business	1.8%	1.9%

	December 31, 2020
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status(2)
Delinquency status:	(Dollars in millions)
Current	64,159	$12,110	12%	100%
30 to 59 days delinquent	40,653	7,672	8	97
60 to 89 days delinquent	35,107	6,658	7	85
Seriously delinquent:
90 to 180 days delinquent	126,611	24,961	24	85
180+ days delinquent	258,025	56,379	49	82
Total seriously delinquent	384,636	81,340	73	83
Total loans in forbearance(3)	524,555	$107,780	100%	86
Percentage of single-family conventional guaranty book of business	3.0%	3.4%
(1)Does not reflect a valuation allowance recorded on the unpaid principal balance of loans in forbearance of $816 million and $1.8 billion as of June 30, 2021 and December 31, 2020, respectively.
(2)Based on loan count.
(3)Amortized cost of these loans was $67.1 billion and $110.4 billion as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, the vast majority of our single-family conventional loans in forbearance were due to borrowers experiencing a COVID-19-related financial hardship. We expect the number of single-family loans in forbearance to remain elevated through 2021 compared with pre-pandemic levels.

Fannie Mae Second Quarter 2021 Form 10-Q	44

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

Select Higher-Risk Characteristics of Single-Family Loans in Forbearance
	As of June 30, 2021		As of December 31, 2020
	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance

Loans in forbearance with certain higher-risk characteristics:(1)
Estimated mark-to-market LTV ratio > 80%	16,866	7%	62,144	15%
Estimated mark-to-market LTV ratio > 80% without mortgage insurance	2,416	1	6,811	2
DTI ratio > 43%	121,409	41	201,354	41
FICO credit score at origination < 680	97,983	27	159,017	26
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

Fannie Mae Second Quarter 2021 Form 10-Q	45

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the status as of the current period-end of the single-family loans in our guaranty book of business that received a forbearance in 2020 or 2021. The vast majority of these forbearance arrangements were offered to borrowers who experienced a COVID-19-related financial hardship. Many of these borrowers have successfully resolved their forbearance arrangement, primarily through payment deferral or reinstatement. However, we expect the percentage of loans that receive a modification after resolving their forbearance will increase throughout 2021.
As of June 30, 2021, 96% of loans that received a forbearance and subsequently received a payment deferral were current, and 89% of loans that received a forbearance and subsequently received a completed modification were current. See “Loan Workout Metrics” for additional information about actions we have taken to help reinstate loans to current status.

Status of Single-Family Forbearance Loans
	As of June 30, 2021
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:(1)
Active forbearance	313,679	23%
Payment deferral	323,037	24
Modification(2)	31,511	2
Reinstated(3)	326,497	24
Delinquent at time of exit or repayment plan(4)	44,906	3
Total loans that received a forbearance in our single-family guaranty book of business	1,039,630	76
Loans that have received a forbearance, but paid off	332,829	24
Total loans that have received a forbearance(5)	1,372,459	100%
(1)Loans are classified based on their status as of period end; therefore, loans may move from one category to another.
(2)Includes loans that are in trial modifications.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(4)Consists of 42,948 loans that were delinquent upon the expiration of the forbearance arrangement and 1,958 delinquent loans that exited forbearance through a repayment plan.
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.

Fannie Mae Second Quarter 2021 Form 10-Q	46

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the status as of December 31, 2020 for single-family loans in our guaranty book of business that received a forbearance in 2020. As of December 31, 2020, 96% of loans that received a forbearance and subsequently received a payment deferral were current and 83% of loans that received a forbearance and subsequently received a completed modification were current.

Status of Single-Family Forbearance Loans
	As of December 31, 2020
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:(1)
Active forbearance	524,555	40%
Payment deferral	220,414	17
Modification(2)	13,277	1
Reinstated(3)	337,086	26
Delinquent at time of exit or repayment plan(4)	45,655	3
Total loans that received a forbearance in our single-family guaranty book of business	1,140,987	87
Loans that have received a forbearance, but paid off	167,388	13
Total loans that have received a forbearance(5)	1,308,375	100%
(1)Loans are classified based on their status as of period end; therefore, loans may move from one category to another.
(2)Includes loans that are in trial modifications.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(4)Consists of 40,401 loans that were delinquent upon the expiration of the forbearance arrangement and 5,254 delinquent loans that exited forbearance through a repayment plan.
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.
Accrued Interest Receivable, Net on Single-Family Loans in Forbearance
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income at the current contractual yield for up to six months of delinquency provided that the loans were either current at March 1, 2020 or originated after March 1, 2020. We continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured. Our evaluation of whether the collection of principal and interest is reasonably assured considers the probability of default and the current value of the collateral. Once the forbearance period has ended, we will also consider the extent to which the borrower and the servicer have agreed to any of the loss mitigation options that are available. We then measure an allowance for expected credit losses on the unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. Accordingly, the application of our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic has resulted in a large portion of delinquent loans, including those in forbearance, remaining on accrual status. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K and “Note 3, Mortgage Loans” in this report for additional information about our nonaccrual accounting policy. See also “Risk Factors—COVID-19 Pandemic Risk” in this report for a discussion of credit risk and the COVID-19 pandemic.

Fannie Mae Second Quarter 2021 Form 10-Q	47

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Under our nonaccrual accounting policy for loans negatively impacted by the COVID-19 pandemic, our allowance for accrued interest receivable considers both the loan’s principal and accrued interest receivable balances as well as any proceeds that are expected from contractually attached mortgage insurance when assessing collectability. Our assessment of collectability requires significant management judgment; as a result, our allowance for accrued interest receivable is subject to the same review processes, as well as other established governance and controls, used for our allowance for loan losses. Our allowance for accrued interest receivable on single-family loans in forbearance decreased as of June 30, 2021 compared to the end of 2020, primarily as a result of loans exiting forbearance as well as the record home price appreciation in the first half of 2021. The table below displays an aging analysis of our accrued interest receivable, net of allowance on single-family loans that are in a forbearance plan.

Aging of Accrued Interest Receivable, Net of Allowance on Single-Family Loans in Forbearance
	As of June 30, 2021	As of December 31, 2020
	(Dollars in millions)
Aging analysis of accrued interest receivable:
Current	$13	$32
30 to 59 days delinquent	19	46
60 to 89 days delinquent	25	55
Seriously delinquent:
90 to 180 days delinquent	153	377
180+ days delinquent	1,505	1,427
Total accrued interest receivable	1,715	1,937
Allowance for accrued interest receivable	(120)	(173)
Total accrued interest receivable, net	$1,595	$1,764
Principal and Interest Payments while Loans are in Forbearance
While a loan is in forbearance and remains in an MBS trust, investors in the MBS are entitled to continue to receive principal and interest payments on the MBS even though the borrower is not required to make principal and interest payments. For the majority of loans in our single-family guaranty book of business, our Single-Family Servicing Guide has, until recently, required servicers to advance missed scheduled principal and interest payments to the MBS trusts until the loans were purchased from the MBS trusts, including the portion of interest that represents guaranty fees owed to us. Because we typically do not purchase loans from MBS trusts while they are in forbearance, this servicer payment obligation could have continued for the entirety of the forbearance plan. Beginning in August 2020, at FHFA’s instruction, we reduced our single-family servicers’ obligations to advance these missed borrower payments and only require servicers to advance missed scheduled principal and interest payments on a loan for the first four months of missed borrower payments. After four months, we make the missed scheduled principal and interest payments to the MBS trust for payment to MBS holders so long as the loan remains in the MBS trust. For the second quarter and first half of 2021, we advanced $500 million and $1.1 billion, respectively, in missed borrower principal and interest payments to MBS trusts for payment to MBS holders. Since FHFA’s instruction in August of 2020 through June 30, 2021, we have advanced $2.3 billion in missed borrower principal and interest payments. See “Retained Mortgage Portfolio” for a description of when we purchase loans from single-family MBS trusts.
Loan Workout Metrics
As a part of our credit risk management efforts, loan workouts represent actions we take to help reinstate loans to current status and help homeowners stay in their home or to otherwise avoid foreclosure. Our loan workouts reflect various types of home retention solutions, including repayment plans, payment deferrals, and loan modifications. Our loan workouts also include foreclosure alternatives, such as short sales and deeds-in-lieu of foreclosure.

Fannie Mae Second Quarter 2021 Form 10-Q	48

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first half of 2020 compared with the first half of 2021. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment plans that have been initiated but not completed.

Completed Loan Workout Activity
(Dollars in billions)
189,300
$39.0
$0.6
$34.7
$3.7
23,400
$3.9
$0.7
$3.2
First Half 2020
First Half 2021
Modifications¹
Payment deferrals
Other²
Number of loan workouts

(1)There were approximately 17,300 loans and 14,800 loans in a trial modification period that was not complete as of June 30, 2021 and 2020, respectively.
(2)Includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. For the first half of 2021, the table excludes completed forbearance arrangements. For the first half of 2020, the table includes $64 million of completed forbearance arrangements that involve loans that were 90 days or more delinquent.
The increase in home retention solutions in the first half of 2021 compared with the first half of 2020 was driven by completed COVID-19-related payment deferrals, which have been the primary loan workout solution for borrowers exiting COVID-19-related forbearance. The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral was $1.8 billion for the first half of 2021.
Given the broad impact of the pandemic and the number of loans in forbearance, we expect higher loan workout activity to continue in the second half of 2021.

Fannie Mae Second Quarter 2021 Form 10-Q	49

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Six Months Ended June 30,
	2021	2020
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	7,973	17,501
Acquisitions by geographic area:(2)
Midwest	481	1,066
Northeast	509	980
Southeast	514	1,272
Southwest	229	661
West	94	300
Total REO acquisitions(1)	1,827	4,279
Dispositions of REO	(3,437)	(9,105)
End of period inventory of single-family REO properties(1)	6,363	12,675
Carrying value of single-family REO properties (dollars in millions)	$916	$1,747
Single-family foreclosure rate(3)	0.02%	0.05%
REO net sales price to unpaid principal balance(4)	109%	83%
Short sales net sales price to unpaid principal balance(5)	83%	80%
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
The decline in single-family REO properties in the first half of 2021 compared with the first half of 2020 was due to the suspension of foreclosures that began in March 2020 as a result of the COVID-19 pandemic. In response to the pandemic and with instruction from FHFA, we have prohibited our servicers from completing foreclosures on our single-family loans through July 31, 2021, except in the case of vacant or abandoned properties. In addition, as described in “Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—COVID-19 Servicing Policies,” our servicers are required to comply with a CFPB rule that prohibits certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. On July 30, 2021, FHFA announced an extension of our moratorium on single-family REO evictions until September 30, 2021.
Other Single-Family Credit Information
Single-Family Credit Loss Metrics and Loan Sale Performance
The single-family credit loss metrics and loan sale performance measures below present information about losses or gains we realized on our single-family loans during the periods presented. The amount of these losses or gains in a given period is driven by foreclosures, pre-foreclosure sales, REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in conjunction with leading indicators such as serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit

Fannie Mae Second Quarter 2021 Form 10-Q	50

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
performance and the factors that impact it.
The table below displays the components of our single-family credit loss metrics and loan sale performance.

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2021			2020			2021			2020
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Write-offs	$(4)			$(50)			$(23)			$(115)
Recoveries	79			5			84			19
Foreclosed property expense	(28)			(3)			(11)			(81)
Credit gains (losses) and related ratios	47	(0.6)	bps	(48)	0.6	bps	50	(0.3)	bps	(177)	1.2	bps
Write-offs on the redesignation of mortgage loans from HFI to HFS(2)	(146)			—			(200)			(9)
Gains (losses) on sales and other valuation adjustments(3)	604			88			635			(79)
Net credit gains (losses), write-offs on redesignations, and gains (losses) on sales and other valuation adjustments, and related ratios	$505	(6.1)	bps	$40	(0.5)	bps	$485	(3.0)	bps	$(265)	1.8	bps
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
Our single-family credit loss metrics and loan sale performance have been significantly impacted by the COVID-19 pandemic. As described above in “REO Management,” certain foreclosures have been suspended since March 2020. We also suspended new sales of reperforming and nonperforming loans in the second quarter of 2020, as investor interest in purchasing these loans was severely impacted by the COVID-19 pandemic and its effects. As a result, we had a low volume of loan sales and redesignations in the second quarter and first half of 2020. We subsequently resumed loan sales in the third quarter of 2020 after market conditions improved, contributing to higher levels of loan sales and redesignations in the second quarter and first half of 2021 than in the second quarter and first half of 2020. This resulted in increased single-family credit gains, increased write-offs on the redesignation of mortgage loans from HFI to HFS, as well as increased single-family gains on sales and other valuation adjustments in the second quarter and first half of 2021 compared with the second quarter and first half of 2020.
We do not expect a substantial increase in our realized single-family credit losses in the near term as a result of COVID-19, as we are currently offering up to 18 months of forbearance to eligible single-family borrowers suffering financial hardship relating to the pandemic and because we expect limited foreclosure activity during the remainder of 2021 due in part to the CFPB rule which prohibits certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. Over the longer term, we expect the COVID-19 pandemic will result in higher realized single-family credit losses as loans default. See “Risk Factors” in this report for additional information on the potential credit risk impact of the COVID-19 pandemic.
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

Fannie Mae Second Quarter 2021 Form 10-Q	51

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below summarizes the changes in our single-family loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our single-family benefit or provision for credit losses see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Single-Family Loss Reserves
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(8,786)	$(12,092)	$(9,573)	$(8,779)
Transition impact of the adoption of the CECL standard	—	—	—	(1,231)
Benefit (provision) for credit losses	2,553	219	3,215	(1,951)
Write-offs	150	50	223	124
Recoveries	(79)	(5)	(84)	(19)
Other	(82)	40	(25)	68
Ending balance	$(6,244)	$(11,788)	$(6,244)	$(11,788)

Write-offs, net of recoveries annualized, as a percentage of the average single-family conventional guaranty book of business (in bps)	0.9	0.6	0.8	0.7

			As of
			June 30, 2021	December 31, 2020
Loss reserves as a percentage of single-family:
Conventional guaranty book of business			0.18%	0.30%
Nonaccrual loans at amortized cost			21.33	34.63
Our loss reserves and loss reserves as a percentage of our single-family conventional guaranty book of business decreased in the first half of 2021 primarily as a result of a benefit for credit losses. See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for information on the primary factors that contributed to our single-family benefit for credit losses in the first half of 2021.

Fannie Mae Second Quarter 2021 Form 10-Q	52

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
TDRs on accrual status	$59,521	$69,503
Nonaccrual loans	29,275	27,643
Total TDRs on accrual status and nonaccrual loans	$88,796	$97,146
Accruing on-balance sheet loans past due 90 days or more(1)	$50,580	$77,181

	For the Six Months Ended June 30,

	2021	2020
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$678	$818
Interest income recognized(3)	1,549	2,083
(1)Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. As of June 30, 2021 and December 31, 2020, the substantial majority of these loans had a COVID-19-related forbearance.
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
We continue to account for eligible COVID-19-related loss mitigation activities as permitted under the CARES Act and the Consolidated Appropriations Act of 2021, which provide relief from TDR accounting and disclosure requirements for our forbearance plans and loan modifications. As a result, the balance of TDRs on accrual status remains lower as of June 30, 2021 and December 31, 2020 compared with pre-pandemic levels. In addition, loan sales in the first half of 2021 contributed to the further decline in TDRs on accrual status as of June 30, 2021, compared with December 31, 2020. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for more information on the relief from TDR accounting and disclosure requirements.
Under our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income at the current contractual yield for up to six months of delinquency provided that the loans were either current at March 1, 2020 or originated after March 1, 2020. We continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured according to our nonaccrual policy. This has resulted in a large portion of loans in forbearance remaining on accrual status. However, as more borrowers resolve their forbearance arrangement, primarily through a payment deferral, the balance of loans accruing on-balance sheet that were past due 90 days or more as of June 30, 2021 compared with December 31, 2020 has declined. For additional information on our accounting policy for nonaccrual loans, see “Note 3, Mortgage Loans.”
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

Fannie Mae Second Quarter 2021 Form 10-Q	53

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, improved significantly during the second quarter of 2021, due to pent up demand for multifamily housing stemming from a rebounding economy, including increasing job growth and rising wages, as well as the continued rollout of vaccinations across the country.
•Vacancy rates. Based on preliminary third-party data, the estimated national multifamily vacancy rate for institutional investment-type apartment properties as of June 30, 2021 decreased to 5.5% compared with 6.0% as of March 31, 2021, and 5.8% as of June 30, 2020. The estimated national multifamily vacancy rate is now back below its estimated average rate of about 6.0% over the last ten years.
•Rents. Effective rents are estimated to have increased by 3.0% during the second quarter of 2021 compared with an increase of 0.5% during the first quarter of 2021 and a decrease of 0.5% during the second quarter of 2020.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying properties. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas, even over the past year despite pressures from the pandemic. Based on preliminary multifamily property sales data, transaction volumes in the first few months of 2021 trended lower than in previous years yet capitalization rates have remained low. We believe this is due to property owners benefiting from improving fundamentals, and commercial real estate investors remaining interested in the multifamily sector over the long term.
Multifamily construction underway remains elevated, with more than 492,000 units expected to be delivered in 2021, compared with the estimated 399,000 new multifamily units that were completed in 2020.
We expect the multifamily sector to benefit from an improving economy and continued job growth over the coming months, leading to increased rent growth and a lower vacancy rate by year end.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Over 90% of the multifamily units we financed in the second quarter of 2021 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
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

Fannie Mae Second Quarter 2021 Form 10-Q	54

MD&A | Multifamily Business | Multifamily Business Metrics
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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee increased in the second quarter of 2021 compared with the second quarter of 2020 due to increased pricing on new multifamily business. While our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire, it is also influenced by market forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap and the management of our overall portfolio composition.

Fannie Mae Second Quarter 2021 Form 10-Q	55

MD&A | Multifamily Business | Multifamily Business Financial Results

Multifamily Business Financial Results(1)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Variance	2021	2020	Variance
	(Dollars in millions)
Net interest income	$963	$838	$125	$1,811	$1,644	$167
Fee and other income	23	19	4	48	45	3
Net revenues	986	857	129	1,859	1,689	170
Fair value gains (losses), net	(60)	12	(72)	(16)	196	(212)
Administrative expenses	(127)	(129)	2	(252)	(249)	(3)
Credit-related income (expense)(2)	22	(238)	260	113	(651)	764
Credit enhancement expense(3)	(55)	(53)	(2)	(113)	(113)	—
Change in expected credit enhancement recoveries(4)	13	65	(52)	(2)	195	(197)
Other income (expenses), net(5)	23	44	(21)	(28)	(17)	(11)
Income before federal income taxes	802	558	244	1,561	1,050	511
Provision for federal income taxes	(157)	(113)	(44)	(317)	(212)	(105)
Net income	$645	$445	$200	$1,244	$838	$406
(1)See “Note 9, Segment Reporting” for information about our segment allocation methodology.
(2)Consists of the benefit or provision for credit losses and foreclosed property income or expense.
(3)Primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue SecuritiesTM (“MCAS”) programs as well as amortization expense for certain lender risk-sharing programs.
(4)Consists of change in benefits recognized from our freestanding credit enhancements that primarily relates to our Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing.
(5)Consists of investment gains or losses, gains or losses from partnership investments, debt extinguishment gains or loss, and other income or expenses.
Net Interest Income
Net interest income increased in the second quarter and first half of 2021 compared with the second quarter and first half of 2020 primarily due to higher guaranty fee income as a result of an increase in our multifamily guaranty book of business combined with an increase in average charged guaranty fees.
Credit-Related Income (Expense)
Credit-related income for the second quarter and first half of 2021 was primarily driven by a benefit from actual and projected economic data and lower expected losses resulting from the COVID-19 pandemic.
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

Fannie Mae Second Quarter 2021 Form 10-Q	56

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
To address possible fluctuations in borrower income and expenses resulting from the COVID-19 pandemic, we instituted additional reserve requirements in 2020 for certain new multifamily loan acquisitions depending on the product type, LTV ratio and DSCR. As a result of an improving COVID-19 outlook, as of May 2021, we rescinded these temporary COVID-related reserve requirements.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	June 30, 2021	December 31, 2020	June 30, 2020
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	11	10	11
Full term interest-only loans	31	30	29
Partial term interest-only loans(1)	52	51	51
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
Transfer of Multifamily Mortgage Credit Risk
Lender risk-sharing is a cornerstone of our Multifamily business. We primarily transfer risk through our DUS® program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. DUS lenders receive credit risk-related revenues for their respective portion of credit risk retained, and, in turn, are required to fulfill any loss-sharing obligation. This aligns the interests of the lender and Fannie Mae throughout the life of the loan. We monitor the capital resources and loss sharing capacity of our DUS lenders on an ongoing basis.
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Lenders who share on a tiered basis cover loan-level credit losses up to the first 5% of the unpaid principal balance of the loan and then share with us any remaining losses up to a prescribed limit. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of June 30, 2021 and December 31, 2020. In certain situations, to effectively manage our counterparty risk, we do not allow the lender to fully share in one-third of the credit risk, but have them share in a smaller portion.
While not a large portion of our multifamily guaranty book of business, our non-DUS lenders typically also have lender risk-sharing, where the lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
To complement our front-end lender-risk sharing program, we have engaged in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily CAS (“MCASTM”) transactions. Through these transactions, we have transferred a portion of credit risk associated with Fannie Mae losses on a reference pool of multifamily mortgage loans.
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

Fannie Mae Second Quarter 2021 Form 10-Q	57

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
We have not entered into any new credit risk transfer transactions since the first quarter of 2020 as we evaluate their costs and benefits, including the capital relief these transactions provide. We may engage in credit risk transfer transactions in the future, which could help us manage capital and manage within our risk appetite. The structure of and extent to which we engage in any additional credit risk transfer transactions will be affected by our capital requirements, the degree of regulatory capital relief provided by the transactions, our risk appetite, the strength of future market conditions, including the cost of these transactions, and the review of our overall business and capital plan.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	June 30, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$70,034	18%	$72,166	19%
MCAS	28,551	7	28,968	7
Total	$98,585	25%	$101,134	26%
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest-rate structure, borrower concentration, loan size and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of June 30, 2021 and December 31, 2020. Our estimates of current DSCRs are based on the latest available income information for these properties and exclude co-op loans. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer.
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

Fannie Mae Second Quarter 2021 Form 10-Q	58

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
Delinquency Statistics on our Problem Loans
The percentage of our multifamily loans classified as substandard in our guaranty book of business increased modestly as of June 30, 2021 compared with December 31, 2020, due to the continued impact of COVID-19. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments or are in forbearance, we continue to monitor the performance of the full substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.53% as of June 30, 2021 compared with 0.98% as of December 31, 2020 and 1.00% as of June 30, 2020, primarily driven by the ongoing economic recovery resulting in loans that received forbearance transitioning into repayment plans or being modified or otherwise reinstated. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. Our multifamily serious delinquency rate includes 0.33% and 0.50% of multifamily loans that were 180 days or more past due as of June 30, 2021 and December 31, 2020, respectively.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Our multifamily serious delinquency rate, excluding loans that received a forbearance, was 0.03% as of June 30, 2021 and December 31, 2020. We monitor this rate to better understand the impact that forbearance activity has had on multifamily serious delinquency and the performance of loans that are seriously delinquent not as a result of COVID-19.
COVID-19 Forbearance and Multifamily Eviction Moratorium
In response to the COVID-19 pandemic and its impact, we have broadly offered forbearance to affected multifamily borrowers, as we describe in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” in our 2020 Form 10-K. Since 2020, we have delegated to our lenders the ability to provide forbearance for up to six monthly payments for most loan types through September 30, 2021. For any forbearance request extending beyond six months, we do not delegate the decision and we will determine whether to extend relief based on the borrower’s circumstances. For delegated forbearances, borrowers are required to bring their loans current within a time period determined by multiplying the number of months of forbearance by four. For example, a three-month forbearance would translate into a twelve-month repayment period. In exchange for receiving forbearance, borrowers must agree to suspend tenant evictions for nonpayment of rent, provide monthly operating statements and remit any excess cash flow to our servicers on a monthly basis, to be held until the end of the forbearance period and then applied to missed mortgage payments.
In June 2021, the CDC further extended its moratorium on evictions through July 31, 2021, as described in “Legislation and Regulation—Federal Eviction Moratorium” in this report.
Multifamily Loan Forbearance
We estimate that 1.6% of our multifamily book of business as of March 31, 2020, based on unpaid principal balance, has been in a COVID-19-related forbearance at some point in time through June 30, 2021. Most of these loans have exited forbearance into a repayment plan, have reinstated, have defaulted, or have since liquidated.

Fannie Mae Second Quarter 2021 Form 10-Q	59

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the status as of June 30, 2021 and December 31, 2020 of the active multifamily loans in our guaranty book of business that have received a forbearance since the start of the pandemic, as well as the serious delinquency rate of such loans. The table excludes multifamily loans that received a forbearance, but liquidated or were foreclosed upon prior to period end. As of June 30, 2021, nearly all of our multifamily loans in forbearance were associated with a COVID-19-related financial hardship. Seniors housing loans, which constituted 4.2% of our multifamily guaranty book of business as of June 30, 2021, comprised approximately 41% of the total unpaid principal balance of multifamily loans that received a forbearance and remained in our multifamily guaranty book as of June 30, 2021. Of those multifamily seniors housing loans that received a forbearance as of the end of the period, based on unpaid principal balance, 42% were in a repayment plan, 50% were reinstated, 5% have defaulted on their forbearance arrangement and the remaining 3% were in active forbearance.

Status and SDQ Rate of Multifamily Forbearance Loans Outstanding(1)
	As of June 30, 2021
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Percentage of Loans on Accrual Status	Percentage of Loans that are Seriously Delinquent
	(Dollars in millions)
Loans that received a forbearance, by status:
Active forbearance(2)	72	$1,001	0.2%	20%	11%	100%
Repayment plan	130	1,824	0.5	37	77	36
Reinstated(3)	109	1,813	0.4	36	68	—
Defaulted(4)	38	327	0.1	7	—	100
Total loans that received a forbearance	349	4,965	1.2	100%	56	40
Loans that have not received a forbearance	29,029	396,965	98.8	—	100	0.03
Total multifamily guaranty book of business	29,378	$401,930	100%	1.2%	99%	0.53%

	As of December 31, 2020
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Percentage of Loans on Accrual Status	Percentage of Loans that are Seriously Delinquent
	(Dollars in millions)
Loans that received a forbearance, by status:
Active forbearance(2)	88	$1,689	0.4%	32%	32%	100%
Repayment plan	183	2,707	0.8	52	82	61
Reinstated(3)	56	491	0.1	10	100	—
Defaulted(4)	33	325	0.1	6	—	100
Total loans that received a forbearance	360	5,212	1.4	100%	63	71
Loans that have not received a forbearance	28,285	379,335	98.6	—	100	0.03
Total multifamily guaranty book of business	28,645	$384,547	100%	1.4%	99%	0.98%
(1)Excludes $511 million as of June 30, 2021 and $123 million as of December 31, 2020 in multifamily loans that received a forbearance, but liquidated prior to period end. Multifamily loans that received a forbearance, but went to foreclosure prior to period end accounted for

Fannie Mae Second Quarter 2021 Form 10-Q	60

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
$156 million of these liquidations as of June 30, 2021. There were no multifamily loans that received a forbearance, but went to foreclosure prior to December 31, 2020.
(2)Includes loans that are in the process of extending their forbearance.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan or have been modified and are performing under the modification.
(4)Includes loans that are no longer in forbearance and are not on a repayment plan. Loans in this population may proceed to other loss mitigation activities, such as modification, or foreclosure.
Under our nonaccrual accounting policy for loans negatively impacted by the COVID-19 pandemic, we continue to accrue interest income for up to six months provided that the loans were either current as of March 1, 2020 or originated after March 1, 2020. Multifamily loans are placed on nonaccrual status when the borrower is six months past due unless the loan is both well secured and in the process of collection. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K and “Note 3, Mortgage Loans” in this report for additional information about our nonaccrual accounting policy.
For multifamily loans that received forbearance and were in our book of business as of June 30, 2021, we have recorded a total accrued interest receivable balance of $63 million, for which we have established a valuation allowance of $8 million.
REO Management
The number of multifamily foreclosed properties held for sale was 24 properties with a carrying value of $222 million as of June 30, 2021, compared with 14 properties with a carrying value of $114 million as of December 31, 2020. The increase was primarily driven by a seniors housing portfolio that defaulted on its forbearance arrangement.
We expect a continued increase in our multifamily foreclosed properties primarily due to loans that received a COVID-19 forbearance but are unable to successfully cure their delinquency through a repayment plan or other modification.
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

Fannie Mae Second Quarter 2021 Form 10-Q	61

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Write-offs(1)	$(13)	$2	$(47)	$(18)
Recoveries(2)	18	—	19	1
Foreclosed property expense	(13)	(7)	(25)	(9)
Credit losses	(8)	(5)	(53)	(26)
Freestanding loss-sharing benefit(3)	6	—	21	3
Credit losses, net of freestanding loss-sharing benefit	$(2)	$(5)	$(32)	$(23)

Credit loss ratio (in bps)(4)	0.8	0.6	2.7	1.5
Credit loss ratio, net of freestanding loss-sharing benefit (in bps)(3)(4)	0.2	0.6	1.6	1.3
Multifamily initial write-off severity rate(5)	14.5%	8.2%	14.0%	17.4%
Multifamily write-off loan count	6	3	15	6
(1)Includes loan write-offs pursuant to the Advisory Bulletin. Write-offs associated with non-REO sales are net of loss sharing.
(2)Excludes decreases of $15 million and $1 million in estimated recoveries for the second quarter of 2021 and 2020, respectively, and excludes a decrease of $28 million and an increase of $1 million in estimated recoveries for the first half of 2021 and 2020, respectively, relating to amounts previously written off pursuant to the Advisory Bulletin. Under the CECL standard we adopted on January 1, 2020, estimated recoveries of amounts previously written off due to improved valuations are recorded as a component of “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income and are adjusted over time as expectations change. The changes in expected loss-sharing benefit associated with these recoveries are included in “Freestanding loss-sharing benefit.”
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
Although we have realized some of the credit losses related to COVID-19-impacted loans in recent periods, we expect our realized multifamily credit losses will remain higher over the long term compared to pre-pandemic levels as some loans that have been materially impacted by COVID-19 are ultimately unable to reperform. See “Risk Factors” in this report for additional information on the potential credit risk impact of the COVID-19 pandemic.

Fannie Mae Second Quarter 2021 Form 10-Q	62

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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

Multifamily Loss Reserves
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(1,089)	$(1,149)	$(1,225)	$(268)
Transition impact of the adoption of the CECL standard(1)	—	—	—	(490)
Benefit (provision) for credit losses	35	(231)	138	(641)
Write-offs	13	(2)	47	18
Recoveries	(18)	—	(19)	(1)
Ending balance	$(1,059)	$(1,382)	$(1,059)	$(1,382)

Expected benefit of freestanding credit enhancements on multifamily loans not netted against loss reserves as of the end of the period			$343	$413

			As of
			June 30, 2021	December 31, 2020
Loss reserves as a percentage of multifamily guaranty book of business			0.26%	0.32%
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

Fannie Mae Second Quarter 2021 Form 10-Q	63

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

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
TDRs on accrual status	$32	$29
Nonaccrual loans	2,220	2,073
Total TDRs on accrual status and nonaccrual loans	$2,252	$2,102
Accruing on-balance sheet loans past due 90 days or more	$110	$610

	For the Six Months Ended June 30,

	2021	2020
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$29	$4
Interest income recognized(2)	13	2
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
The balance of loans on nonaccrual status remained elevated as of June 30, 2021 and December 31, 2020 compared to pre-pandemic levels primarily due to loans that received a COVID-19 forbearance that became more than six months delinquent and were placed on nonaccrual status. For additional information on our accounting policy for nonaccrual loans, see “Note 3, Mortgage Loans.”
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2020 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2020 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. Also see “Risk Factors—Liquidity and Funding Risk” in our 2020 Form 10-K for a discussion of liquidity and funding risks.
Debt Funding
We are currently subject to a $300 billion debt limit under our senior preferred stock purchase agreement with Treasury, which will decrease to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $252.7 billion as of June 30, 2021. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
Outstanding Debt
Total outstanding debt of Fannie Mae includes short-term and long-term debt and excludes debt of consolidated trusts. Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and,

Fannie Mae Second Quarter 2021 Form 10-Q	64

MD&A | Liquidity and Capital Management

therefore, does not include the current portion of long-term debt. Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year.
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. The primary driver for the decrease in our short-term and long-term debt from December 31, 2020 to June 30, 2021 was decreased funding needs compared with the prior year. In 2020, we had unusually high liquidity demands driven by our expectations relating to the COVID-19 pandemic, as well as historically high loan acquisition volumes through our whole loan conduit, resulting in high volumes of debt issuance during the year. Our funding needs were lower in the first half of 2021 because we built up a large amount of liquidity through our debt issuances in 2020, our expected buyouts relating to the COVID-19 pandemic have declined, and we are now able to retain more of our earnings pursuant to the terms of the January 2021 amendment to the senior preferred stock purchase agreement. As a result of our lower funding needs, we did not issue new debt to replace all of our debt that paid off during the first half of 2021, including no long-term debt issuances during the second quarter of 2021.

Debt of Fannie Mae(1)
(Dollars in billions)

$289.6
$210.8
$66.6
$12.2
$251.6
$148.9
$100.4
$2.3
12/31/2020
6/30/2021
Short-term debt
Long-term debt maturing within one year
Long-term debt, excluding portion maturing within one year

(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $1.1 billion and $393 million as of June 30, 2021 and December 31, 2020, respectively.

Fannie Mae Second Quarter 2021 Form 10-Q	65

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	June 30, 2021	December 31, 2020
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.01%	0.18%
Interest rate on long-term debt, including portion maturing within one year	1.39	1.34
Interest rate on callable long-term debt	1.44	1.40
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	197	196
Weighted-average maturity of debt maturing in more than one year (in months)	60	52
Other Data
Outstanding callable long-term debt	$54.5	$57.5
Connecticut Avenue Securities debt(2)	14.1	15.0
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Represents CAS debt issued prior to November 2018. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2020 Form 10-K for information regarding our Connecticut Avenue Securities.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from cash from business operations and the issuance of additional debt securities.
For information on the maturity profile of our outstanding long-term debt, see “Note 7, Short-Term and Long-Term Debt.”

Fannie Mae Second Quarter 2021 Form 10-Q	66

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
The decrease in debt issued and paid off during the second quarter and first half of 2021 compared with the second quarter and first half of 2020 was primarily due to decreased funding needs as discussed above. As a result, we did not issue new debt to replace all of our debt that paid off during the second quarter and first half of 2021.

Activity in Debt of Fannie Mae
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$8,284	$7,938	$13,426	$167,961
Weighted-average interest rate(1)	(0.02)%	0.12%	(0.01)%	1.19%
Long-term:(2)
Amount	$—	$82,913	$2,815	$122,231
Weighted-average interest rate	—%	0.40%	0.59%	0.49%
Total issued:
Amount	$8,284	$90,851	$16,241	$290,192
Weighted-average interest rate	(0.02)%	0.37%	0.09%	0.90%
Paid off during the period:(3)
Short-term:
Amount	$8,861	$24,069	$23,320	$152,861
Weighted-average interest rate(1)	*	0.93%	0.06%	1.43%
Long-term:(2)
Amount	$21,777	$19,799	$30,227	$43,963
Weighted-average interest rate	1.03%	1.75%	1.03%	1.83%
Total paid off:
Amount	$30,638	$43,868	$53,547	$196,824
Weighted-average interest rate	0.73%	1.30%	0.61%	1.52%
*    Represents a weighted-average interest rate of less than 0.005%
(1)Includes interest generated from negative interest rates on certain repurchase agreements, which offset our short-term funding costs. Consequently, market conditions may result in weighted-average interest rates that are negative or at zero.
(2)Includes credit risk-sharing securities issued as CAS debt prior to November 2018. For information on our credit risk transfer transactions, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2020 Form 10-K.
(3)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae Second Quarter 2021 Form 10-Q	67

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio decreased during the first half of 2021 primarily due to a decrease in U.S. Treasury securities. In the first quarter of 2021, we began to invest funds held by consolidated trusts directly in eligible short-term third-party investments. As the funds underlying these investments are restricted per the trust agreements, these securities are not considered in our sources of liquidity and are excluded from our other investments portfolio. Prior to this change, funds held by consolidated trusts were invested in Fannie Mae short-term debt, as allowed by the trust agreements. We then invested those proceeds in unrestricted short-term investments, which were included in our other investments portfolio. This change did not materially alter our liquidity position.
In addition, we used cash and other liquid assets that accumulated in 2020 to fund our operations during the first half of 2021. Due to lower overall funding needs, we reduced our debt issuances during this period, which also resulted in a reduction in our other investments portfolio as maturing investments were not replaced.

Cash and cash equivalents(1)

Federal funds sold and securities purchased under agreements to resell or similar arrangements

U.S. Treasury securities
(1)    Cash equivalents are comprised of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
Cash Flows
Six Months Ended June 30, 2021. Cash, cash equivalents and restricted cash and cash equivalents increased from $115.6 billion as of December 31, 2020 to $125.3 billion as of June 30, 2021. The increase was primarily driven by cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) the redemption of funding debt, which outpaced issuances, primarily for the reasons described above.
Six Months Ended June 30, 2020. Cash, cash equivalents and restricted cash and cash equivalents increased from $61.4 billion as of December 31, 2019 to $120.2 billion as of June 30, 2020. The increase was primarily driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the issuance of funding debt, which outpaced redemptions, primarily for the reasons described above.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts and (2) purchases of loans held for investment.

Fannie Mae Second Quarter 2021 Form 10-Q	68

MD&A | Liquidity and Capital Management

Credit Ratings
As of June 30, 2021, our credit ratings have not changed since we filed our 2020 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2020 Form 10-K.
Capital Management
Capital Requirements
The deficit of our core capital over statutory minimum capital established in the GSE Act was $111.5 billion as of June 30, 2021 and $124.3 billion as of December 31, 2020. As we discuss in “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital” in our 2020 Form 10-K, FHFA has established a new enterprise regulatory capital framework, which went into effect in February 2021. The dates on which we must comply with the quantitative requirements of the new capital framework are staggered and largely dependent on whether we remain in conservatorship. See “Note 12, Regulatory Capital Requirements” in our 2020 Form 10-K for more information on our statutory capital measures under the GSE Act.
Capital Activity
Under the dividend provisions of the senior preferred stock, we are permitted to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital” in our 2020 Form 10-K. The aggregate liquidation preference of the senior preferred stock increased to $151.7 billion as of June 30, 2021 and will further increase to $158.8 billion as of September 30, 2021 due to the $7.1 billion increase in our net worth during the second quarter of 2021.
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
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of June 30, 2021, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” in our 2020 Form 10-K for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $184.2 billion as of June 30, 2021. Approximately $138.0 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers. Additionally, off-balance sheet exposure includes approximately $31.0 billion of the unpaid principal

Fannie Mae Second Quarter 2021 Form 10-Q	69

MD&A | Off-Balance Sheet Arrangements

balance of Freddie Mac securities backing Fannie Mae-issued REMICs. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS, net of any beneficial interest that we retain, and other financial guarantees was $153.6 billion as of December 31, 2020. Approximately $110.7 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and $26.6 billion of this amount consisted of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. See “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.
•Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $5.8 billion as of June 30, 2021 and $6.4 billion as of December 31, 2020. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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
In 2020, FHFA announced that it would re-propose the minimum financial eligibility requirements for Fannie Mae and Freddie Mac sellers and servicers due to market volatility driven by the COVID-19 pandemic.

Fannie Mae Second Quarter 2021 Form 10-Q	70

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

Change in Private Mortgage Insurer Eligibility Requirements
Mortgage insurers must meet and maintain compliance with private mortgage insurer eligibility requirements (“PMIERs”) to be eligible to write mortgage insurance on loans acquired by Fannie Mae. The PMIERs are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. Under FHFA guidance, we and Freddie Mac published an update to the PMIERs in June 2021, which revised PMIERs guidance issued in 2020 that addressed issues arising from the COVID-19 pandemic. The new revisions include:
•maintaining the temporary adjustment when calculating risk-based required assets for nonperforming mortgage loans that became newly delinquent after the onset of the COVID-19 pandemic or that are subject to a forbearance plan granted in response to a financial hardship related to COVID-19; and
•establishing through December 31, 2021, the ability for private mortgage insurers to pay dividends or make other new transfers of cash if they have a PMIERs surplus above a specified level.
The adjustment to the risk-based required assets for nonperforming mortgage loans provides partial relief to mortgage insurers’ capital requirements under the PMIERs for the impacted loans.
Market Risk Management, including Interest-Rate Risk Management
We are subject to market risk, which includes interest-rate risk and spread risk. Interest-rate risk is the risk that movements in benchmark interest rates could adversely affect the fair value of our assets or liabilities or our future earnings. Spread risk represents the change in an instrument’s fair value that relates to factors other than changes in the benchmark interest rate.
We are exposed to interest rate risk through our “net portfolio,” which we define as our retained mortgage portfolio assets; other investments portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and other investments portfolio; and mortgage commitments and risk management derivatives. Our goal is to manage interest-rate risk from our net portfolio to be neutral to movements in interest rates and volatility on an economic basis, subject to model constraints and prevailing market conditions. We actively manage the interest-rate risk of our net portfolio through the use of interest-rate derivatives and by issuing a broad range of both callable and non-callable debt instruments.
We are also exposed to interest-rate risk in connection with cost basis adjustments related to mortgage assets held by our consolidated MBS trusts. These cost basis adjustments often result from upfront cash fees exchanged at the time of loan acquisition, which include buy-ups, buy-downs, and loan-level risk-based pricing adjustments. Changes in interest rates, which drive loan prepayment rates, can impact the timing of when we recognize amortization income related to these cost basis amounts thereby impacting our earnings. Changes in the timing of income recognition related to cost basis adjustments impact the present value of this income. See “Consolidated Results of Operations—Net Interest Income—Analysis of Deferred Amortization Income” for more information on our outstanding net cost basis adjustments related to consolidated MBS trusts.
We do not currently actively manage or hedge, on an economic basis, our spread risk or the interest rate risk arising from cost basis adjustments associated with mortgage assets held by our consolidated MBS trusts.
For additional information on the impact of market risk on our earnings, see “Earnings Exposure to Interest-Rate Risk” below.
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

Fannie Mae Second Quarter 2021 Form 10-Q	71

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended June 30, 2021 and 2020. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see our 2020 Form 10-K in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management.”

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of (1)(2)
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Rate level shock:
-100 basis points	$(345)	$(179)
-50 basis points	(75)	8
+50 basis points	26	(111)
+100 basis points	32	(154)
Rate slope shock:
-25 basis points (flattening)	(4)	(9)
+25 basis points (steepening)	13	4

	For the Three Months Ended June 30, (1)(3)
	2021			2020
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.02	$(11)	$(60)	(0.01)	$(23)	$(47)
Minimum	(0.04)	(17)	(118)	(0.09)	(35)	(136)
Maximum	0.10	(3)	(18)	0.05	(12)	—
Standard deviation	0.03	4	27	0.03	6	27
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

Fannie Mae Second Quarter 2021 Form 10-Q	72

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
We use derivatives to help manage the residual interest-rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our economic interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of (1)
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Before derivatives	$(872)	$(613)
After derivatives	(75)	8
Effect of derivatives	797	621
(1)Measured on the last business day of each period presented.
Earnings Exposure to Interest-Rate Risk
While we manage the interest-rate risk of our net portfolio with the objective of remaining neutral to movements in interest rates and volatility on an economic basis, our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. Specifically, we have exposure to earnings volatility that is driven by changes in interest rates in two primary areas: our net portfolio and our consolidated MBS trusts. The exposure in the net portfolio is primarily driven by changes in the fair value of risk management derivatives, mortgage commitments, and certain assets, primarily securities, that are carried at fair value. The exposure related to our consolidated MBS trusts relates to changes in the amortization of cost basis adjustments and our credit loss reserves driven by changes in interest rates.
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
Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2020 Form 10-K.
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
Allowance for Loan Losses
The allowance for loan losses is an estimate of single-family and multifamily HFI loan receivables that we expect will not be collected related to loans held by Fannie Mae and consolidated Fannie Mae MBS trusts. The expected credit losses are deducted from the amortized cost basis of HFI loans to present the net amount expected to be received. We use a discounted cash flow method to measure expected credit losses on our single-family mortgage loans and an

Fannie Mae Second Quarter 2021 Form 10-Q	73

MD&A | Critical Accounting Policies and Estimates

undiscounted loss method to measure expected credit losses on our multifamily mortgage loans. The models use reasonable and supportable forecasts for key economic drivers, such as home prices (single-family), rental income (multifamily) and capitalization rates (multifamily). Our modeled loan performance is based on our historical experience of loans with similar risk characteristics adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our credit loss estimates capture the possibility of remote events that could result in credit losses on loans that are considered low risk. Our credit loss models, including the forecast data used as key inputs, are subject to our model oversight and review processes as well as other established governance and controls.
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
Our process for determining the measurement of expected credit losses for the period under the expected credit loss model is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. For example, uncertainty regarding the expected impacts of the COVID-19 pandemic, including the pace and strength of post-pandemic economic growth, required significant management judgment in assessing our allowance for loan losses as of June 30, 2021.
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K. See “Note 4, Allowance for Loan Losses” in this report for additional information about our current-period benefit or provision for loan losses, including a discussion of the estimates used in measuring the impact of the COVID-19 pandemic on our allowance. See “Risk Factors” in our 2020 Form 10-K and in this report for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.
Impact of Future Adoption of New Accounting Guidance

We identify and discuss the expected impact on our condensed consolidated financial statements of recently issued accounting guidance, if any, in “Note 1, Summary of Significant Accounting Policies.” No applicable guidance was identified during the second quarter of 2021.
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:
•our future financial performance, financial condition and net worth, and the factors that will affect them, including our expectations regarding our future net revenues, amortization income and guaranty fees;
•our business plans and strategies, and their impact;
•our plans relating to and the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future transactions;
•economic, mortgage market and housing market conditions (including expectations regarding home price growth), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
•volatility in our future financial results and the impact of our adoption of hedge accounting on such volatility;
•the size and composition of our retained mortgage portfolio;
•the amount and timing of our purchases of loans from MBS trusts;

Fannie Mae Second Quarter 2021 Form 10-Q	74

MD&A | Forward-Looking Statements

•the impact of legislation and regulation on our business or financial results;
•the impact of the COVID-19 pandemic on our business;
•our payments to HUD and Treasury funds under the GSE Act;
•our future off-balance sheet exposure to Freddie Mac-issued securities;
•the risks to our business;
•future delinquency rates, defaults, forbearances, modifications and other loss mitigation activity, foreclosures, and credit losses relating to the loans in our guaranty book of business and the factors that will affect them, including the impact of the COVID-19 pandemic;
•the performance of loans in our book of business and the factors that will affect such performance;
•the amount of our outstanding debt and how we expect to meet our debt obligations; and
•our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
•uncertainty surrounding the duration, spread and severity of COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and COVID-19 vaccination rates; the effectiveness of currently available COVID-19 vaccines against new variants of the coronavirus, including the Delta variant; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; the extent to which current economic and operating conditions continue, including whether any future outbreaks or increases in new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties recover from the negative economic impact of the pandemic;
•the impact of the senior preferred stock purchase agreement and the enterprise regulatory capital framework, as well as future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting us, such as the enactment of housing finance reform legislation, including changes that limit our business activities or our footprint;
•actions by FHFA, Treasury, HUD, the CFPB or other regulators, Congress, the Executive Branch, or state or local governments that affect our business;
•changes in the structure and regulation of the financial services industry;
•the potential impact of a change in the corporate income tax rate, which we expect would affect our capital requirements and net income in the quarter of enactment as a result of changes in the value of our deferred tax assets and our net income in subsequent quarters as a result of the change in our effective federal income tax rate;
•the timing and level of, as well as regional variation in, home price changes;
•future interest rates and credit spreads;
•developments that may be difficult to predict, including: market conditions that result in changes in our net amortization income from our guaranty book of business, fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings; and developments that affect our loss reserves, such as changes in interest rates, home prices or accounting standards, or events such as natural or other disasters, the emergence of widespread health emergencies or pandemics, or other disruptive or catastrophic events;

Fannie Mae Second Quarter 2021 Form 10-Q	75

MD&A | Forward-Looking Statements

•uncertainties relating to the discontinuance of LIBOR, or other market changes that could impact the loans we own or guarantee or our MBS;
•disruptions or instability in the housing and credit markets;
•the size and our share of the U.S. mortgage market and the factors that affect them, including population growth and household formation;
•growth, deterioration and the overall health and stability of the U.S. economy, including U.S. GDP, unemployment rates, personal income, inflation rates and other indicators thereof;
•changes in fiscal monetary policy;
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
•our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved borrowers;
•the possibility that changes in leadership at FHFA or the Administration may result in changes in FHFA’s or Treasury’s willingness to pursue our exit from conservatorship or other changes that affect our business;
•our reliance on Common Securitization Solutions, LLC (“CSS”) and the common securitization platform for a majority of our single-family securitization activities, our reduced influence over CSS as a result of changes made in 2020 to the CSS limited liability company agreement and in 2021 to the CSS Board of Managers, and any additional changes FHFA may require in our relationship with or in our support of CSS;
•a decrease in our credit ratings;
•limitations on our ability to access the debt capital markets;
•constraints on our entry into new credit risk transfer transactions;
•significant changes in forbearance, modification and foreclosure activity;
•the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;
•changes in borrower behavior;

Fannie Mae Second Quarter 2021 Form 10-Q	76

MD&A | Forward-Looking Statements

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
•natural disasters, environmental disasters, terrorist attacks, widespread health emergencies or pandemics, infrastructure failures, or other disruptive or catastrophic events;
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

Fannie Mae Second Quarter 2021 Form 10-Q	77

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	June 30, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$48,879	$38,337
Restricted cash and cash equivalents (includes $68,777 and $68,308, respectively, related to consolidated trusts)	76,420	77,286
Federal funds sold and securities purchased under agreements to resell or similar arrangements (includes $17,775 and $0, respectively, related to consolidated trusts)	43,888	28,200
Investments in securities:
Trading, at fair value (includes $6,186 and $6,544, respectively, pledged as collateral)	95,101	136,542
Available-for-sale, at fair value (with an amortized cost of $932 and $1,606, net of allowance for credit losses of $3 as of June 30, 2021 and December 31, 2020)	955	1,697
Total investments in securities	96,056	138,239
Mortgage loans:
Loans held for sale, at lower of cost or fair value	6,933	5,197
Loans held for investment, at amortized cost:
Of Fannie Mae	81,363	112,726
Of consolidated trusts	3,770,125	3,546,521
Total loans held for investment (includes $5,616 and $6,490, respectively, at fair value)	3,851,488	3,659,247
Allowance for loan losses	(7,114)	(10,552)
Total loans held for investment, net of allowance	3,844,374	3,648,695
Total mortgage loans	3,851,307	3,653,892
Advances to lenders	6,257	10,449
Deferred tax assets, net	12,575	12,947
Accrued interest receivable, net (includes $9,821 and $9,635, respectively, related to consolidated trusts and net of allowance of $168 and $216 as of June 30, 2021 and December 31, 2020, respectively)	10,169	9,937
Acquired property, net	1,138	1,261
Other assets	11,349	15,201
Total assets	$4,158,038	$3,985,749
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,653 and $8,955, respectively, related to consolidated trusts)	$9,374	$9,719
Debt:
Of Fannie Mae (includes $2,946 and $3,728, respectively, at fair value)	251,576	289,572
Of consolidated trusts (includes $22,972 and $24,586, respectively, at fair value)	3,844,699	3,646,164
Other liabilities (includes $1,325 and $1,523, respectively, related to consolidated trusts)	15,044	15,035
Total liabilities	4,120,693	3,960,490
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $151,724 and $142,192, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(95,965)	(108,110)
Accumulated other comprehensive income	57	116
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	37,345	25,259
Total liabilities and equity	$4,158,038	$3,985,749
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	78

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
Interest income:
Trading securities	$122	$219	$262	$535
Available-for-sale securities	18	26	37	57
Mortgage loans	24,932	27,007	48,285	55,945
Federal funds sold and securities purchased under agreements to resell or similar arrangements	4	14	12	121
Other	31	25	73	59
Total interest income	25,107	27,291	48,669	56,717
Interest expense:
Short-term debt	(1)	(54)	(4)	(156)
Long-term debt	(16,820)	(21,460)	(33,637)	(45,437)
Total interest expense	(16,821)	(21,514)	(33,641)	(45,593)
Net interest income	8,286	5,777	15,028	11,124
Benefit (provision) for credit losses	2,588	(12)	3,353	(2,595)
Net interest income after benefit (provision) for credit losses	10,874	5,765	18,381	8,529
Investment gains (losses), net	646	149	691	(9)
Fair value gains (losses), net	(446)	(1,018)	338	(1,294)
Fee and other income	103	90	190	210
Non-interest income (loss)	303	(779)	1,219	(1,093)
Administrative expenses:
Salaries and employee benefits	(365)	(382)	(752)	(775)
Professional services	(184)	(231)	(398)	(443)
Other administrative expenses	(197)	(141)	(344)	(285)
Total administrative expenses	(746)	(754)	(1,494)	(1,503)
Foreclosed property expense	(41)	(10)	(36)	(90)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(758)	(660)	(1,489)	(1,297)
Credit enhancement expense	(274)	(360)	(558)	(736)
Change in expected credit enhancement recoveries	(44)	273	(75)	461
Other expenses, net	(280)	(261)	(599)	(479)
Total expenses	(2,143)	(1,772)	(4,251)	(3,644)
Income before federal income taxes	9,034	3,214	15,349	3,792
Provision for federal income taxes	(1,882)	(669)	(3,204)	(786)
Net income	7,152	2,545	12,145	3,006
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes	(31)	(11)	(54)	7
Other, net of taxes	(1)	(2)	(5)	(5)
Total other comprehensive income (loss)	(32)	(13)	(59)	2
Total comprehensive income	$7,120	$2,532	$12,086	$3,008
Net income	$7,152	$2,545	$12,145	$3,006
Dividends distributed or amounts attributable to senior preferred stock	(7,120)	(2,532)	(12,086)	(3,008)
Net income (loss) attributable to common stockholders	$32	$13	$59	$(2)
Earnings per share:
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	0.01	0.00	0.01	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,893	5,893	5,893	5,867
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	79

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$40,039	$(39,322)
Cash flows provided by (used in) investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	23	23
Proceeds from sales of trading securities held for investment	159	—
Proceeds from maturities and paydowns of available-for-sale securities	161	189
Proceeds from sales of available-for-sale securities	582	121
Purchases of loans held for investment	(395,301)	(293,666)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	5,840	4,634
Proceeds from sales of loans acquired held-for-investment of Fannie Mae	7,435	427
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	603,947	448,375
Advances to lenders	(212,678)	(123,805)
Proceeds from disposition of acquired property and preforeclosure sales	2,157	3,239
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(15,688)	(11,872)
Other, net	986	(937)
Net cash provided by (used in) investing activities	(2,377)	26,728
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	101,875	393,641
Payments to redeem debt of Fannie Mae	(139,184)	(299,933)
Proceeds from issuance of debt of consolidated trusts	650,713	401,749
Payments to redeem debt of consolidated trusts	(641,462)	(423,582)
Other, net	72	(464)
Net cash provided by (used in) financing activities	(27,986)	71,411
Net increase in cash, cash equivalents and restricted cash and cash equivalents	9,676	58,817
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	115,623	61,407
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$125,299	$120,224
Cash paid during the period for:
Interest	$53,676	$57,733
Income taxes	2,750	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	80

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(103,117)	$89	$(7,400)	$30,225
Comprehensive income:
Net income	—	—	—	—	—	—	7,152	—	—	7,152
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	2	—	2
Reclassification adjustment for gains included in net income (net of taxes of $9)	—	—	—	—	—	—	—	(33)	—	(33)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										7,120
Balance as of June 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(95,965)	$57	$(7,400)	$37,345

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(108,110)	$116	$(7,400)	$25,259
Comprehensive income:
Net income	—	—	—	—	—	—	12,145	—	—	12,145
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Reclassification adjustment for gains included in net income (net of taxes of $13)	—	—	—	—	—	—	—	(50)	—	(50)
Other (net of taxes of $2)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										12,086
Balance as of June 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(95,965)	$57	$(7,400)	$37,345

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	81

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(119,454)	$146	$(7,400)	$13,945
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	2,545	—	—	2,545
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(11)	—	(11)
Reclassification adjustment for gains included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										2,532
Balance as of June 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(116,909)	$133	$(7,400)	$16,477

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(118,776)	$131	$(7,400)	$14,608
Transition impact, net of tax, from the adoption of the current expected credit loss standard	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance as of January 1, 2020, adjusted	1	556	1,158	120,836	19,130	687	(119,915)	131	(7,400)	13,469
Comprehensive income:
Net income	—	—	—	—	—	—	3,006	—	—	3,006
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	3	—	3
Other (net of taxes of $1)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										3,008
Balance as of June 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(116,909)	$133	$(7,400)	$16,477

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	82

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
The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2020 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and six months ended June 30, 2021 may not necessarily be indicative of the results for the year ending December 31, 2021.
Presentation of Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes funds held by consolidated MBS trusts that have not yet been remitted to MBS certificateholders under the terms of our servicing guide and the related trust agreements. In 2021, Fannie Mae, in its role as trustee, began to invest funds held by consolidated trusts directly in eligible short-term third-party investments, which may include investments in cash equivalents that are comprised of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less. The funds underlying these short-term investments are restricted per the trust agreements. Accordingly, any investment in cash equivalents should be classified as restricted and is presented as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets to reflect the investment of funds related to MBS trusts.
Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, the allowance for loan losses. For example, significant uncertainty regarding the expected impacts of the COVID-19 pandemic, including the pace and strength of post-pandemic economic growth, required substantial management judgment in assessing our allowance for loan losses as of June 30, 2021. Actual results could be different from these estimates.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	83

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
Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”), the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator subsequently issued an order that provided for our Board of Directors to exercise specified authorities. The conservator also provided instructions regarding matters for which conservator decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time.
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
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding our future, including how long we will continue to exist in our current form, the extent of our role in the market, the level of government support of our business, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us into receivership at the Director’s discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions could be required to determine the carrying value of our assets, which could lead to substantially different financial results. Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. We are not aware of any plans of FHFA (1) to fundamentally change our business model, or (2) to reduce the aggregate amount available to or held by the company under our capital structure, which includes the senior preferred stock purchase agreement.
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Under our senior preferred stock purchase agreement with Treasury, in September 2008 we issued Treasury one million shares of senior preferred stock and a warrant to purchase shares of our common stock. The senior preferred stock purchase agreement and the dividend and liquidation provisions of the senior preferred stock were amended in January 2021 pursuant to a letter agreement between us, through FHFA in its capacity as conservator, and Treasury. These changes included the following:
•The dividend provisions of the senior preferred stock were amended to permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Note 12, Regulatory Capital Requirements” in our 2020 Form 10-K. After the “capital reserve end date,” which is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock.
•At the end of each fiscal quarter, through and including the capital reserve end date, the liquidation preference of the senior preferred stock will be increased by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	84

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
•New restrictive covenants were added that impact both our single-family and multifamily business activities.
The amendment has been accounted for as a modification of the existing arrangement. As a result, there is no change in the carrying value of the senior preferred stock.
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of June 30, 2021, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018.
Dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA in November 2020. The aggregate liquidation preference of the senior preferred stock increased to $151.7 billion as of June 30, 2021 and will further increase to $158.8 billion as of September 30, 2021 due to the $7.1 billion increase in our net worth during the second quarter of 2021.
See “Note 11, Equity” in our 2020 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Statutory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $111.5 billion as of June 30, 2021 and $124.3 billion as of December 31, 2020.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2021, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $151.7 billion. See “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above for additional information on transactions under this agreement and the modifications made in the January 2021 letter agreement.
FHFA’s control of both Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. Additionally, Fannie Mae and Freddie Mac jointly own Common Securitization Solutions, LLC (“CSS”), a limited liability company created to operate a common securitization platform; as a result, CSS is deemed a related party. As a part of our joint ownership, Fannie Mae, Freddie Mac and CSS are parties to a limited liability company agreement that sets forth the overall framework for the joint venture, including Fannie Mae’s and Freddie Mac’s rights and responsibilities as members of CSS. Fannie Mae, Freddie Mac and CSS are also parties to a customer services agreement that sets forth the terms under which CSS provides mortgage securitization services to us and Freddie Mac, including the operation of the common securitization platform, as well as an administrative services agreement. CSS operates as a separate company from us and Freddie Mac, with all funding and limited administrative support services and other resources provided to it by us and Freddie Mac.
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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Transactions with Treasury
Our administrative expenses were reduced by $5 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $9 million for the six months ended June 30, 2021 and 2020, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
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
We recognized $758 million and $660 million in TCCA fees during the three months ended June 30, 2021 and 2020, respectively, and $1.5 billion and $1.3 billion for the six months ended June 30, 2021 and 2020, respectively, of which $758 million had not been remitted to Treasury as of June 30, 2021.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, and 35% of this amount is payable to Treasury’s Capital Magnet Fund. We recognized a total of $57 million and $55 million in “Other expenses, net” for the three months ended June 30, 2021 and 2020, respectively, and $119 million and $85 million for the six months ended June 30, 2021 and 2020, respectively, in connection with Treasury’s Capital Magnet Fund, of which $119 million has not been remitted as of June 30, 2021.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $35 million for the three months ended June 30, 2021 and 2020, and $72 million and $67 million for the six months ended June 30, 2021 and 2020, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $18 million and $19 million for the three months ended June 30, 2021 and 2020, respectively, and $45 million and $48 million for the six months ended June 30, 2021 and 2020, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	86

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
The recognition of basis adjustments on the hedged item and the subsequent amortization are noncash activities and are removed from net income to derive the “Net cash provided by (used in) operating activities” in our condensed consolidated statement of cash flows. Cash on derivative instruments paid or received while the derivative is designated in a hedging relationship is reported as “Net cash provided by (used in) operating activities” in the condensed consolidated statement of cash flows.
See “Note 3, Mortgage Loans,” “Note 7, Short-Term and Long-Term Debt” and “Note 8, Derivative Instruments” for additional information on our fair value hedge accounting policy and related disclosures.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income (loss) attributable to common stockholders excludes amounts attributable to the senior preferred stock. Weighted average common shares include 4.7 billion shares for the periods ended June 30,

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
2021 and 2020 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2021 and 2020.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six months ended June 30, 2021 and the three months ended June 30, 2020, our diluted EPS weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock. For the six months ended June 30, 2020, convertible preferred stock is not included in the calculation because a net loss attributable to common shareholders was incurred and it would have an anti-dilutive effect.
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

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$1,146	$1,611
Non-Fannie Mae	3,485	3,608
Total trading securities	4,631	5,219
Available-for-sale securities:
Fannie Mae	562	1,168
Non-Fannie Mae	224	318
Total available-for-sale securities	786	1,486
Other assets	38	41
Other liabilities	(63)	(67)
Net carrying amount	$5,392	$6,679
Our maximum exposure to loss generally represents the greater of our carrying value in the entity or the unpaid principal balance of the assets covered by our guaranty. Our involvement in unconsolidated resecuritization trusts may give rise to additional exposure to loss depending on the type of resecuritization trust. Fannie Mae non-commingled

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	88

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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $177 billion and $146 billion as of June 30, 2021 and December 31, 2020, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $230 billion and $180 billion as of June 30, 2021 and December 31, 2020, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments (“LIHTC”), community investments and other entities, was $195 million and the related net carrying value was $190 million as of June 30, 2021. As of December 31, 2020, the maximum exposure to loss was $126 million and the related net carrying value was $121 million. The total assets of these limited partnership investments were $3.2 billion as of June 30, 2021 and $2.6 billion as of December 31, 2020.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $9.1 billion and $11.4 billion as of June 30, 2021 and December 31, 2020, respectively. The total assets related to these unconsolidated SPVs were $9.1 billion and $11.4 billion as of June 30, 2021 and December 31, 2020, respectively.
The unpaid principal balance of our multifamily loan portfolio was $391.7 billion as of June 30, 2021. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the Financial Accounting Standards Board’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2021 and 2020, the unpaid principal balance of portfolio securitizations was $197.1 billion and $202.9 billion, respectively. For the six months ended June 30, 2021 and 2020, the unpaid principal balance of portfolio securitizations was $413.9 billion and $291.9 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2021, the unpaid principal balance of retained interests was $1.2 billion and its related fair value was $2.3 billion. As of December 31, 2020, the unpaid principal balance of retained interests was $1.7 billion and its related fair value was $2.9 billion. For the three months ended June 30, 2021 and 2020, the principal, interest and other fees received on retained interests was $144 million and $170 million, respectively. For the six months ended June 30, 2021 and 2020, the principal, interest and other fees received on retained interests was $287 million and $351 million, respectively.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). We report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable. For purposes of our condensed consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. See “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for additional information on hedge-related basis adjustments and on the implementation of our fair value hedge accounting program in January 2021.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Single-family	$3,390,827	$3,216,146
Multifamily	391,725	373,722
Total unpaid principal balance of mortgage loans	3,782,552	3,589,868
Cost basis and fair value adjustments, net	75,869	74,576
Allowance for loan losses for HFI loans	(7,114)	(10,552)
Total mortgage loans(1)	$3,851,307	$3,653,892
(1)Excludes $10.0 billion and $9.8 billion of accrued interest receivable, net of allowance as of June 30, 2021 and December 31, 2020, respectively.
The following table displays information about our redesignation of loans from HFI to HFS and the sales of mortgage loans during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
	(Dollars in millions)
Single-family loans redesignated from HFI to HFS:
Amortized cost	$6,305	$—	$9,417	$1,637
Lower of cost or fair value adjustment at time of redesignation(1)	(146)	—	(200)	(9)
Allowance reversed at time of redesignation	824	—	1,185	184

Single-family loans sold:
Unpaid principal balance	$7,317	$495	$7,525	$495
Realized gains, net	653	40	655	40
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $5.0 billion as of June 30, 2021 and December 31, 2020. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose. In response to the COVID-19 pandemic, we have prohibited our servicers from completing foreclosures on our single-family loans through July 31, 2021, except in the case of vacant or abandoned properties. In addition, our servicers are required to comply with a Consumer Financial Protection Bureau (the “CFPB”) rule that prohibits certain

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021.
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.
Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), for purposes of reporting to the credit bureaus, servicers must report a borrower receiving a COVID-19-related payment accommodation during the covered period, such as a forbearance plan or loan modification, as current if the borrower was current prior to receiving the accommodation and the borrower makes all required payments in accordance with the accommodation. For purposes of our disclosures regarding delinquency status, we report loans receiving COVID-19-related payment forbearance as delinquent according to the contractual terms of the loan.

	As of June 30, 2021
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$18,550	$5,372	$64,064	$87,986	$2,788,952	$2,876,938	$44,622	$6,368
15-year or less, amortizing fixed-rate	1,773	358	3,331	5,462	506,307	511,769	2,851	202
Adjustable-rate	170	44	770	984	25,447	26,431	617	101
Other(2)	715	237	3,348	4,300	41,664	45,964	1,837	767
Total single-family	21,208	6,011	71,513	98,732	3,362,370	3,461,102	49,927	7,438
Multifamily(3)	1,219	N/A	2,027	3,246	391,673	394,919	110	108
Total	$22,427	$6,011	$73,540	$101,978	$3,754,043	$3,856,021	$50,037	$7,546

	As of December 31, 2020
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$24,928	$9,414	$88,276	$122,618	$2,619,585	$2,742,203	$68,526	$6,028
15-year or less, amortizing fixed-rate	1,987	601	5,028	7,616	449,443	457,059	4,292	240
Adjustable-rate	268	97	1,143	1,508	29,933	31,441	907	114
Other(2)	1,150	458	5,037	6,645	47,937	54,582	2,861	771
Total single-family	28,333	10,570	99,484	138,387	3,146,898	3,285,285	76,586	7,153
Multifamily(3)	1,140	N/A	3,688	4,828	372,598	377,426	610	302
Total	$29,473	$10,570	$103,172	$143,215	$3,519,496	$3,662,711	$77,196	$7,455

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	91

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

	As of June 30, 2021, by Year of Origination(1)
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$420,585	$896,208	$221,164	$112,444	$139,038	$795,999	$2,585,438
Greater than 80% and less than or equal to 90%	69,029	141,426	12,239	2,578	1,133	3,351	229,756
Greater than 90% and less than or equal to 100%	51,418	7,105	839	414	85	912	60,773
Greater than 100%	2	11	9	17	39	893	971
Total 20- and 30-year or more, amortizing fixed-rate	541,034	1,044,750	234,251	115,453	140,295	801,155	2,876,938
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	110,924	179,693	31,926	12,068	25,239	146,570	506,420
Greater than 80% and less than or equal to 90%	2,522	2,020	56	11	5	13	4,627
Greater than 90% and less than or equal to 100%	653	47	1	1	2	6	710
Greater than 100%	—	—	—	1	2	9	12
Total 15-year or less, amortizing fixed-rate	114,099	181,760	31,983	12,081	25,248	146,598	511,769
Adjustable-rate:
Less than or equal to 80%	1,857	2,602	1,416	1,680	3,376	15,131	26,062
Greater than 80% and less than or equal to 90%	148	104	18	12	6	6	294
Greater than 90% and less than or equal to 100%	73	1	—	—	—	1	75
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	2,078	2,707	1,434	1,692	3,382	15,138	26,431
Other:
Less than or equal to 80%	—	—	37	305	739	31,490	32,571
Greater than 80% and less than or equal to 90%	—	—	2	8	16	569	595
Greater than 90% and less than or equal to 100%	—	—	—	3	6	275	284
Greater than 100%	—	—	—	2	3	290	295
Total other	—	—	39	318	764	32,624	33,745
Total	$657,211	$1,229,217	$267,707	$129,544	$169,689	$995,515	$3,448,883

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$533,366	$1,078,503	$254,543	$126,497	$168,392	$989,190	$3,150,491
Greater than 80% and less than or equal to 90%	71,699	143,550	12,315	2,609	1,160	3,939	235,272
Greater than 90% and less than or equal to 100%	52,144	7,153	840	418	93	1,194	61,842
Greater than 100%	2	11	9	20	44	1,192	1,278
Total	$657,211	$1,229,217	$267,707	$129,544	$169,689	$995,515	$3,448,883

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2020, by Year of Origination(1)
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$794,156	$233,994	$135,849	$183,315	$221,172	$775,636	$2,344,122
Greater than 80% and less than or equal to 90%	157,500	85,227	23,440	5,270	1,592	5,958	278,987
Greater than 90% and less than or equal to 100%	109,743	4,186	820	250	124	1,994	117,117
Greater than 100%	28	7	28	77	81	1,756	1,977
Total 20- and 30-year or more, amortizing fixed-rate	1,061,427	323,414	160,137	188,912	222,969	785,344	2,742,203
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	181,418	41,374	15,768	31,497	46,088	132,596	448,741
Greater than 80% and less than or equal to 90%	6,105	811	35	14	8	20	6,993
Greater than 90% and less than or equal to 100%	1,274	9	3	4	3	10	1,303
Greater than 100%	—	—	3	3	3	13	22
Total 15-year or less, amortizing fixed-rate	188,797	42,194	15,809	31,518	46,102	132,639	457,059
Adjustable-rate:
Less than or equal to 80%	2,935	1,839	2,412	4,765	2,678	16,248	30,877
Greater than 80% and less than or equal to 90%	234	152	79	19	5	12	501
Greater than 90% and less than or equal to 100%	56	3	1	—	—	2	62
Greater than 100%	—	—	—	—	—	1	1
Total adjustable-rate	3,225	1,994	2,492	4,784	2,683	16,263	31,441
Other:
Less than or equal to 80%	—	41	328	811	1,028	36,216	38,424
Greater than 80% and less than or equal to 90%	—	2	20	43	30	1,298	1,393
Greater than 90% and less than or equal to 100%	—	2	8	16	10	602	638
Greater than 100%	—	—	4	8	9	631	652
Total other	—	45	360	878	1,077	38,747	41,107
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$978,509	$277,248	$154,357	$220,388	$270,966	$960,696	$2,862,164
Greater than 80% and less than or equal to 90%	163,839	86,192	23,574	5,346	1,635	7,288	287,874
Greater than 90% and less than or equal to 100%	111,073	4,200	832	270	137	2,608	119,120
Greater than 100%	28	7	35	88	93	2,401	2,652
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810
(1)Excludes $12.2 billion and $13.5 billion as of June 30, 2021 and December 31, 2020, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost in our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.

	As of June 30, 2021, by Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$22,243	$81,446	$67,290	$60,608	$49,030	$102,818	$383,435
Classified(2)	—	218	1,190	1,614	2,856	5,606	11,484
Total	$22,243	$81,664	$68,480	$62,222	$51,886	$108,424	$394,919

	As of December 31, 2020, by Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$71,977	$68,296	$62,087	$50,907	$43,174	$70,933	$367,374
Classified(2)	37	1,041	1,529	2,616	1,579	3,250	10,052
Total	$72,014	$69,337	$63,616	$53,523	$44,753	$74,183	$377,426
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. As of June 30, 2021 and December 31, 2020, we had loans with an amortized cost of $5 million and less than $1 million, respectively, classified as doubtful.
Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify loans to certain borrowers who have received bankruptcy relief as TDRs. However, our current TDR accounting described herein is temporarily impacted by our election to account for certain eligible loss mitigation activities under the COVID-19 relief granted pursuant to the CARES Act and the Consolidated Appropriations Act of 2021. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for more information on the COVID-19 relief from TDR accounting and disclosure requirements.
The substantial majority of the loan modifications accounted for as a TDR result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 145 months and 168 months for the three months ended June 30, 2021 and 2020, respectively. The average interest rate reduction was 0.61 and 0.34 percentage points, for the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the average term extension of a single-family modified loan was 142 months and 168 months, respectively, and the average interest rate reduction was 0.57 and 0.33 percentage points, respectively.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Three Months Ended June 30,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	2,907	$458	8,511	$1,497
15-year or less, amortizing fixed-rate	308	26	796	68
Adjustable-rate	37	6	142	22
Other	174	17	556	70
Total single-family	3,426	507	10,005	1,657
Multifamily	—	—	—	—
Total TDRs	3,426	$507	10,005	$1,657

	For the Six Months Ended June 30,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	5,896	$929	19,367	$3,406
15-year or less, amortizing fixed-rate	677	54	1,869	166
Adjustable-rate	78	12	286	46
Other	328	35	1,093	138
Total single-family	6,979	1,030	22,615	3,756
Multifamily	—	—	—	—
Total TDRs	6,979	$1,030	22,615	$3,756
For loans that defaulted in the periods presented and that were classified as a TDR in the twelve months prior to the default, the following tables display the number of loans and the amortized cost of these loans at the time of payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure, or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended June 30,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	1,562	$262	5,398	$1,066
15-year or less, amortizing fixed-rate	103	8	35	3
Adjustable-rate	6	1	5	1
Other	211	38	548	94
Total single-family	1,882	309	5,986	1,164
Multifamily	—	—	2	14
Total TDRs that subsequently defaulted	1,882	$309	5,988	$1,178

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Six Months Ended June 30,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	3,972	$675	8,573	$1,587
15-year or less, amortizing fixed-rate	197	14	85	6
Adjustable-rate	15	3	12	2
Other	493	91	875	145
Total single-family	4,677	783	9,545	1,740
Multifamily	—	—	4	16
Total TDRs that subsequently defaulted	4,677	$783	9,549	$1,756
Nonaccrual Loans
For loans not subject to the COVID-19-related nonaccrual policy described below, we discontinue accruing interest when we believe collectability of principal and interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected on such loans is reversed through interest income at the date the loan is placed on nonaccrual status. For single-family loans on nonaccrual status, we recognize income when cash payments are received. We return a non-modified single-family loan to accrual status at the point when the borrower brings the loan current. We return a modified single-family loan to accrual status at the point when the borrower has successfully made all required payments during the trial period (generally three to four months) and the modification is made permanent. We place a multifamily loan on nonaccrual status when the loan becomes two months or more past due according to its contractual terms unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured. For multifamily loans on nonaccrual status, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan. Single-family and multifamily loans are reported past due if a full payment of principal and interest is not received within one month of its due date.
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income for up to six months of delinquency provided that the loan was either current at March 1, 2020 or originated after March 1, 2020. For single-family loans, we continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured. Multifamily loans that are in a forbearance arrangement are placed on nonaccrual status when the borrower is six months past due unless the loan is both well secured and in the process of collection. Loans on nonaccrual status that have been placed in a repayment plan or that have been brought current through a modification or a payment deferral are returned to accrual status once the borrower has made six consecutive contractual payments under the terms of the repayment plan or the modified loan. For loans in a forbearance arrangement that are placed on nonaccrual status, cash payments for interest are applied as a reduction of accrued interest receivable until the receivable has been reduced to zero, and then recognized as interest income. If interest is capitalized pursuant to a loan modification, any capitalized interest that had not been previously recognized as interest income is recorded as a discount to the loan and amortized over the life of the loan. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for more information on our nonaccrual policy, including a discussion of regulatory guidance on interest income issued in response to COVID-19, and additional information on our policies for determining if the collection of principal and interest is reasonably assured, as well as our policy for establishing a valuation allowance for expected credit losses on the accrued interest receivable balance for loans negatively impacted by COVID-19.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The tables below display the forgone interest and the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended June 30,
	2021	2020
	(Dollars in millions)
Single-family:
Interest income forgone(1)	$178	$246
Accrued interest receivable written off through the reversal of interest income	21	45

Multifamily:
Interest income forgone(1)	$21	$3
Accrued interest receivable written off through the reversal of interest income	—	2

	For the Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Single-family:
Interest income forgone(1)	$398	$420
Accrued interest receivable written off through the reversal of interest income	129	132

Multifamily:
Interest income forgone(1)	$29	$3
Accrued interest receivable written off through the reversal of interest income	1	2
(1)For loans on nonaccrual status held as of period end, represents the amount of interest income we did not recognize but would have recognized if the loans had performed in accordance with their original contractual terms.
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of
	June 30, 2021	March 31, 2021	December 31, 2020
	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$24,728	$30,173	$22,907
15-year or less, amortizing fixed-rate	596	945	853
Adjustable-rate	179	284	270
Other	1,761	2,583	2,475
Total single-family	27,264	33,985	26,505
Multifamily	2,220	2,153	2,069
Total nonaccrual loans	$29,484	$36,138	$28,574

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$95	$75	$180	$221
15-year or less, amortizing fixed-rate	2	2	3	6
Adjustable-rate	—	1	1	2
Other	6	10	11	27
Total single-family	103	88	195	256
Multifamily	4	—	13	1
Total nonaccrual loans	$107	$88	$208	$257
(1)Single-family interest income recognized includes amounts accrued while the loans were performing, including the amortization of any

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
deferred cost basis adjustments, as well as payments received on nonaccrual loans held as of period end. Multifamily interest income recognized includes amounts accrued while the loans were performing and the amortization of any deferred cost basis adjustments for nonaccrual loans held as of period end.
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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	98

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
The benefit or provision for loan losses excludes provision for accrued interest receivable losses, guaranty loss reserves and credit losses on available-for-sale (“AFS”) debt securities. Cumulatively, these amounts are recognized as “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(8,547)	$(12,070)	$(9,344)	$(8,759)
Transition impact of the adoption of the CECL standard	—	—	—	(1,229)
Benefit (provision) for loan losses	2,493	389	3,164	(1,788)
Write-offs	149	46	220	116
Recoveries	(77)	(3)	(79)	(6)
Other	(82)	40	(25)	68
Ending Balance	$(6,064)	$(11,598)	$(6,064)	$(11,598)
Multifamily allowance for loan losses:
Beginning balance	$(1,081)	$(1,139)	$(1,208)	$(257)
Transition impact of the adoption of the CECL standard	—	—	—	(493)
Benefit (provision) for loan losses	35	(228)	130	(635)
Write-offs	14	(1)	47	18
Recoveries	(18)	—	(19)	(1)
Ending Balance	$(1,050)	$(1,368)	$(1,050)	$(1,368)
Total allowance for loan losses:
Beginning balance	$(9,628)	$(13,209)	$(10,552)	$(9,016)
Transition impact of the adoption of the CECL standard	—	—	—	(1,722)
Benefit (provision) for loan losses	2,528	161	3,294	(2,423)
Write-offs	163	45	267	134
Recoveries	(95)	(3)	(98)	(7)
Other	(82)	40	(25)	68
Ending Balance	$(7,114)	$(12,966)	$(7,114)	$(12,966)
Our benefit or provision for loan losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types and volume of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed, and the redesignation of loans from HFI to HFS. Our benefit or provision can also be impacted by updates to the models, assumptions, and data used in determining our allowance for loan losses. As described below, our benefit or provision for loan losses and our loss reserves have been significantly affected by our estimates of the impact of the COVID-19 pandemic and the pace and strength of the economy’s subsequent recovery, which require significant management judgment. Changes in our expectations regarding the length of time borrowers remain in forbearance and even more significantly, the loss mitigation outcomes of affected borrowers after the forbearance period ends, remain uncertain and can affect the amount of benefit or provision for loan losses we recognize.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
The primary factors that contributed to our single-family benefit for loan losses for the three months ended June 30, 2021 were:
•Benefit from actual and forecasted home price growth. For the three months ended June 30, 2021, home price growth was very strong. We also increased our expectations for home price growth on a national basis for full-year 2021. Higher home prices decrease the likelihood that loans will default and reduce the amount of loan loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.
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
•Benefit from lower actual and projected interest rates. Actual and projected interest rates decreased as of June 30, 2021 compared with March 31, 2021. As mortgage interest rates decrease, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans, resulting in a benefit for loan losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies as discussed below.
The primary factors that contributed to our single-family benefit for loan losses for the six months ended June 30, 2021 were:
•Benefit from actual and forecasted home price growth consistent with the discussion above.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS consistent with the discussion above.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. For the three and six months ended June 30, 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model to account for uncertainty. The decrease in uncertainty as of June 30, 2021 compared with the end of 2020 was primarily driven by the passage of the American Rescue Plan Act of 2021, which provided additional economic stimulus and helped support the continued economic recovery. In addition, the implementation of the COVID-19 vaccination program in the United States, which has contributed to a significant increase in business activity and an improved economy in 2021, decreased uncertainty surrounding the post-pandemic recovery. There has also been decreased political uncertainty, as well as a decrease in the number of borrowers in a COVID-19-related forbearance, lessening expectations of loan losses. However, management continued to apply its judgment and supplement model results as of June 30, 2021 as uncertainty remains regarding the loss mitigation outcomes of borrowers still in forbearance and the future course of the pandemic, including the impact on the economy of the spread of the Delta variant or other new, more infectious variants of the virus and low vaccination rates in certain areas of the country.
The impact of these factors was partially offset by the impact of the following factor which reduced our single-family benefit for loan losses recognized for the six months ended June 30, 2021.
•Provision from higher actual and projected interest rates. Actual and projected interest rates were higher as of June 30, 2021 compared with December 31, 2020. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans. Lower expected prepayments extend the expected lives of modified loans, which increases the expected impairment relating to term and interest-rate concessions provided on these loans, resulting in a provision for loan losses.
The primary factors that impacted our single-family benefit (provision) for loan losses for the three and six months ended June 30, 2020 were:
•Expected loan losses as a result of the COVID-19 pandemic, which included adjustments to modeled results. In the first quarter of 2020, the rapidly changing conditions as a result of the unprecedented COVID-19 pandemic caused us to believe our model used to estimate single-family credit losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time, which included our expectations surrounding loan forbearance and borrower behavior once the forbearance period ends. As a result, management used its judgment to significantly increase the loss projections developed by our credit loss model in the first quarter of 2020, contributing to the provision for loan losses for the six months ended June 30, 2020.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
During the second quarter of 2020 our credit loss model consumed data from the initial months of the pandemic, including loan delinquencies, updated profile data for loans in forbearance, and an updated home price forecast. As more of this data was consumed by our credit loss model, we reduced our non-modeled adjustment. However, management continued to apply its judgment and supplement model results as of June 30, 2020, taking into account uncertainty at that time regarding the type and extent of loss mitigation that may be needed when loans complete their forbearance period and the continued high degree of uncertainty regarding the future course of the pandemic and its effect on the economy, including the continued availability of fiscal stimulus to support borrowers.
For the second quarter of 2020, our estimate of expected losses due to the pandemic, which included both modeled and non-modeled adjustments, remained relatively flat compared with the first quarter of 2020. A reduction in overall expected forbearance volumes was offset by a weaker credit profile for loans entering forbearance. Furthermore, the positive impact of higher-than-initially-expected borrower prepayment activity was offset by heightened uncertainty as noted above.
•Changes in our expectations for home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020, which contributed to our provision for loan losses for the period. However, the negative impact from the first quarter of 2020 was partially reduced in the second quarter of 2020 as we revised our home price forecast to reflect an increase in home price appreciation on a national basis for 2020 based on strong home sales data for the period. This improvement in the 2020 home price forecast was partially offset by our updated long-term projected home price growth estimate, which was lowered as a result of a longer projected economic recovery period at that time.
•Credit benefit from lower actual and projected mortgage interest rates.
The primary factors that contributed to our multifamily benefit for loan losses for the three and six months ended June 30, 2021 were:
•Benefit from actual and projected economic data. For the three and six months ended June 30, 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan defaults resulting in a benefit for loan losses for the quarter and year-to-date.
•Benefit from lower expected credit losses as a result of the COVID-19 pandemic. Similar to our single-family provision for loan losses described above, for both the three and six months ended June 30, 2021, management used its judgment to further reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model to account for uncertainty. The decrease in uncertainty as of June 30, 2021 compared with the end of 2020, was primarily driven by positive economic growth and the passage of the American Rescue Plan Act of 2021, which provided additional economic stimulus. However, management continued to apply its judgment and supplement model results with a non-modeled adjustment as of June 30, 2021, as uncertainty remains surrounding the future course of the pandemic, including new strains of the virus and its effect on the economy.
The multifamily provision for loan losses for the three and six months ended June 30, 2020 was primarily driven by:
•Actual and projected economic data and expected loan losses as a result of the COVID-19 pandemic. Similar to the single-family provision for loan losses for the 2020 periods discussed above, we believed our model used to estimate multifamily loan losses as of June 30, 2020 did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. As a result, management used its judgment to increase the loss projections developed by our credit loss model to reflect our expectations relating to the impact of the pandemic at that time. Our multifamily provision for loan losses was primarily driven by elevated unemployment rates compared with pre-COVID-19 levels. We expected higher unemployment rates would reduce the operating income of multifamily properties in the near term, resulting in an increase in the number of loans in forbearance. Additionally, property values were expected to decrease, increasing the probability of loan defaults.
In the second quarter of 2020, we increased our expected loan losses as a result of significant economic uncertainty and worsened forecasted capitalization rates at that time. We also increased our expected loan losses on senior housing loans to reflect that these properties had been disproportionately impacted by the pandemic, which resulted in increased operating expenses and limited these borrowers’ ability to attract new tenants. These increases in expected loan losses were partially offset by a reduction in our overall estimated forbearance volumes and lower actual and projected interest rates. In developing these adjustments, management considered the credit risk profile of our multifamily loan book of business at that time, as well as relevant historical credit loss experience during rare or stressful economic environments.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	101

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

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$1,836	$2,404
Other agency(1)	3,333	3,451
Private-label and other mortgage securities	152	158
Total mortgage-related securities (includes $689 million and $793 million, respectively, related to consolidated trusts)	5,321	6,013
Non-mortgage-related securities:
U.S. Treasury securities	89,707	130,456
Other securities	73	73
Total non-mortgage-related securities	89,780	130,529
Total trading securities	$95,101	$136,542
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
	(Dollars in millions)
Net trading gains (losses)	$161	$135	$(597)	$782
Net trading gains (losses) recognized in the period related to securities still held at period end	156	70	(586)	525
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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of June 30, 2021
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$550	$—	$20	$(7)	$563
Other agency(2)	14	—	1	—	15
Alt-A and subprime private-label securities	4	—	1	—	5
Mortgage revenue bonds	169	(3)	6	—	172
Other mortgage-related securities	195	—	5	—	200
Total	$932	$(3)	$33	$(7)	$955

	As of December 31, 2020
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,094	$—	$86	$(12)	$1,168
Other agency(2)	59	—	6	—	65
Alt-A and subprime private-label securities	4	—	2	—	6
Mortgage revenue bonds	211	(3)	8	—	216
Other mortgage-related securities	238	—	4	—	242
Total	$1,606	$(3)	$106	$(12)	$1,697
(1)We exclude from amortized cost and fair value accrued interest of $3 million and $6 million as of June 30, 2021 and December 31, 2020, respectively, which we record in “Other assets” in our condensed consolidated balance sheets.
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
Non-Agency Mortgage-Related Securities
As of June 30, 2021, substantially all of our non-agency mortgage-related securities were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

As of
	June 30, 2021				December 31, 2020
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
(Dollars in millions)
Fannie Mae	$—	$—	$(7)	$129	$(1)	$40	$(11)	$94
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
	(Dollars in millions)
Gross realized gains	$46	$9	$59	$30
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	467	71	582	121
The following tables display net unrealized gains on AFS securities and other amounts accumulated within our accumulated other comprehensive income, net of tax.

	As of
	June 30, 2021	December 31, 2020
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$20	$74
Other	37	42
Accumulated other comprehensive income	$57	$116

Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of June 30, 2021
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value
	(Dollars in millions)
Fannie Mae	$550	$563	$—	$—	$3	$3	$12	$14	$535	$546
Other agency	14	15	—	—	—	—	1	1	13	14
Alt-A and subprime private-label securities	4	5	—	—	—	—	2	2	2	3
Mortgage revenue bonds	166	172	1	1	23	24	19	19	123	128
Other mortgage-related securities	195	200	—	—	—	—	4	5	191	195
Total	$929	$955	$1	$1	$26	$27	$38	$41	$864	$886
(1)     Net carrying amount consists of carrying value, net of allowance for credit losses on AFS debt securities.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The maximum remaining contractual term of our guarantees is 31 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $168.9 billion and $137.3 billion as of June 30, 2021 and December 31, 2020, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2021			December 31, 2020
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$4,178	$16	$4,044	$4,424	$18	$4,226
Other guaranty arrangements(2)	11,051	96	2,245	11,828	109	2,438
Total	$15,229	$112	$6,289	$16,252	$127	$6,664
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

	As of
	June 30, 2021		December 31, 2020
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$2,280	0.01%	$12,173	0.18%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2021			December 31, 2020
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2021 - 2030	$96,513	2.14%	2021 - 2030	$106,691	2.03%
Medium-term notes(3)	2021 - 2031	43,898	0.61	2021 - 2030	48,524	0.63
Other(4)	2021 - 2038	7,073	3.84	2021 - 2038	6,701	3.90
Total senior fixed		147,484	1.77		161,916	1.69
Senior floating:
Medium-term notes(3)	2021 - 2022	87,364	0.30	2021 - 2022	100,089	0.35
Connecticut Avenue Securities(5)	2023 - 2031	14,051	4.11	2023 - 2031	14,978	4.16
Other(6)	2037	397	9.20	2037	416	7.75
Total senior floating		101,812	0.85		115,483	0.86
Total long-term debt of Fannie Mae(7)		249,296	1.39		277,399	1.34
Debt of consolidated trusts	2021 - 2060	3,844,699	1.86	2021 - 2060	3,646,164	1.88
Total long-term debt		$4,093,995	1.83%		$3,923,563	1.85%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $1.1 billion and $392 million as of June 30, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	106

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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of June 30, 2021				As of December 31, 2020
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives designated as fair value hedges:
Swaps(1):
Pay-fixed	$1,695	$—	$—	$—	$—	$—	$—	$—
Receive-fixed	45,257	—	—	—	—	—	—	—
Total risk management derivatives designated as hedges	46,952	—	—	—	—	—	—	—
Risk management derivatives not designated as fair value hedges:
Swaps(1):
Pay-fixed	72,778	—	2,353	(59)	88,361	—	11,461	(595)
Receive-fixed	35,651	2	44,478	(694)	92,315	233	33,919	(123)
Basis	250	166	—	—	250	192	—	—
Foreign currency	239	43	104	(31)	237	57	239	(58)
Swaptions(1):
Pay-fixed	4,430	62	410	(18)	5,530	37	2,025	(118)
Receive-fixed	390	9	950	(28)	3,355	346	700	(16)
Futures(1)	—	—	—	—	64,398	—	—	—
Total gross risk management derivatives	113,738	282	48,295	(830)	254,446	865	48,344	(910)
Accrued interest receivable (payable)	—	83	—	(29)	—	97	—	(105)
Total risk management derivatives not designated as hedges	113,738	365	48,295	(859)	254,446	962	48,344	(1,015)
Netting adjustment(2)	—	(331)	—	849	—	(905)	—	995
Total risk management derivatives portfolio	160,690	34	48,295	(10)	254,446	57	48,344	(20)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	18,500	43	1,609	(2)	35,292	145	51	—
Forward contracts to purchase mortgage-related securities	76,309	254	28,596	(25)	144,215	844	607	—
Forward contracts to sell mortgage-related securities	19,017	14	140,605	(449)	199	—	227,828	(1,426)
Total mortgage commitment derivatives	113,826	311	170,810	(476)	179,706	989	228,486	(1,426)
Credit enhancement derivatives	11,680	50	9,099	(32)	16,829	179	11,368	(49)
Derivatives at fair value	$286,196	$395	$228,204	$(518)	$450,981	$1,225	$288,198	$(1,495)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $556 million and $658 million as of June 30, 2021 and December 31, 2020, respectively. Cash collateral received was $38 million and $568 million as of June 30, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	108

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(695)	$(94)	$1,512	$(4,123)
Receive-fixed	757	191	(1,098)	3,534
Basis	19	17	(27)	73
Foreign currency	4	4	(4)	(34)
Swaptions:
Pay-fixed	(58)	(13)	49	(161)
Receive-fixed	30	25	(209)	657
Futures	—	(4)	1	(75)
Net contractual interest income (expense) on interest-rate swaps	7	(64)	(4)	(170)
Total risk management derivatives fair value gains (losses), net(1)	64	62	220	(299)
Mortgage commitment derivatives fair value gains (losses), net	(553)	(662)	529	(1,655)
Credit enhancement derivatives fair value gains (losses), net	(18)	31	(108)	20
Total derivatives fair value gains (losses), net	$(507)	$(569)	$641	$(1,934)
(1)    Adjusted for fair value gains (losses) and interest income (expense) presented in “net interest income” in 2021 for interest-rate swaps in designated fair value hedges.
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021		2021
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$24,932	$(16,820)	$48,285	$(33,637)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$106	$—	$70	$—
Derivatives designated as hedging instruments	(106)	—	(70)	—
Interest accruals on hedging instruments	(5)	—	(5)	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	(390)	—	805
Discontinued hedge-related basis adjustment amortization	—	(21)	—	(34)
Derivatives designated as hedging instruments	—	423	—	(791)
Interest accruals on derivative hedging instruments	—	59	—	113
Total effect of fair value hedges	$(5)	$71	$(5)	$93

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item's cumulative basis adjustments and the closed portfolio balances under the last-of-layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of June 30, 2021.

	As of June 30, 2021
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$125,321	$70	$70	$40,570	$1,728
Debt of Fannie Mae	(62,688)	771	771	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business, with a one-day term.
(2) Based on the unamortized balance of the hedge-related cost basis.
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of June 30, 2021 and December 31, 2020.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	110

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
The following tables display our segment results.

	For the Three Months Ended June 30,
	2021			2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$7,323	$963	$8,286	$4,939	$838	$5,777
Fee and other income(2)	80	23	103	71	19	90
Net revenues	7,403	986	8,389	5,010	857	5,867
Investment gains (losses), net(3)	658	(12)	646	96	53	149
Fair value gains (losses), net(4)	(386)	(60)	(446)	(1,030)	12	(1,018)
Administrative expenses	(619)	(127)	(746)	(625)	(129)	(754)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	2,553	35	2,588	219	(231)	(12)
Foreclosed property expense	(28)	(13)	(41)	(3)	(7)	(10)
Total credit-related income (expense)	2,525	22	2,547	216	(238)	(22)
TCCA fees(6)	(758)	—	(758)	(660)	—	(660)
Credit enhancement expense(7)	(219)	(55)	(274)	(307)	(53)	(360)
Change in expected credit enhancement recoveries(8)	(57)	13	(44)	208	65	273
Other income (expenses), net	(315)	35	(280)	(252)	(9)	(261)
Income before federal income taxes	8,232	802	9,034	2,656	558	3,214
Provision for federal income taxes	(1,725)	(157)	(1,882)	(556)	(113)	(669)
Net income	$6,507	$645	$7,152	$2,100	$445	$2,545

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	111

Notes to Condensed Consolidated Financial Statements | Segment Reporting

	For the Six Months Ended June 30,
	2021			2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$13,217	$1,811	$15,028	$9,480	$1,644	$11,124
Fee and other income(2)	142	48	190	165	45	210
Net revenues	13,359	1,859	15,218	9,645	1,689	11,334
Investment gains (losses), net(3)	722	(31)	691	(56)	47	(9)
Fair value gains (losses), net(4)	354	(16)	338	(1,490)	196	(1,294)
Administrative expenses	(1,242)	(252)	(1,494)	(1,254)	(249)	(1,503)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	3,215	138	3,353	(1,953)	(642)	(2,595)
Foreclosed property expense	(11)	(25)	(36)	(81)	(9)	(90)
Total credit-related income (expense)	3,204	113	3,317	(2,034)	(651)	(2,685)
TCCA fees(6)	(1,489)	—	(1,489)	(1,297)	—	(1,297)
Credit enhancement expense(7)	(445)	(113)	(558)	(623)	(113)	(736)
Change in expected credit enhancement recoveries(8)	(73)	(2)	(75)	266	195	461
Other income (expenses), net	(602)	3	(599)	(415)	(64)	(479)
Income before federal income taxes	13,788	1,561	15,349	2,742	1,050	3,792
Provision for federal income taxes	(2,887)	(317)	(3,204)	(574)	(212)	(786)
Net income	$10,901	$1,244	$12,145	$2,168	$838	$3,006
(1)Net interest income primarily consists of guaranty fees received as compensation for assuming and managing the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us. Also includes yield maintenance fees we recognized on the prepayment of multifamily loans. Beginning in January 2021, net interest income was impacted by the application of fair value hedge accounting. See “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for additional information on our fair value hedge accounting policy and related disclosures.
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
(4)Single-family fair value gains and losses primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities, fair value option debt, and other financial instruments associated with our single-family guaranty book of business. Multifamily fair value gains and losses primarily consist of fair value gains and losses on MBS commitment derivatives, trading securities and other financial instruments associated with our multifamily guaranty book of business. Beginning in January 2021, fair value gains (losses), net was impacted by the application of fair value hedge accounting. See “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for additional information on our fair value hedge accounting policy and related disclosures.
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
(7)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include costs associated with our Credit Insurance Risk TransferTM (“CIRTTM”), Connecticut Avenue Securities® (“CAS”) and enterprise-paid mortgage insurance (“EPMI”) programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
(8)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs as well as certain lender risk-sharing arrangements, including our multifamily DUS program.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	112

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

	As of
	June 30, 2021			December 31, 2020
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.63%	0.18%	2.14%	0.88%	0.33%	3.10%
Percentage of single-family conventional loans based on loan count	0.74	0.20	2.08	1.02	0.36	2.87

	As of
	June 30, 2021		December 31, 2020
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	20.48%	*	22.43%
Geographical distribution:
California	20%	1.84	19%	2.62
Florida	6	2.81	6	4.17
Illinois	3	2.51	3	3.10
New Jersey	3	3.33	3	4.57
New York	5	3.71	5	4.79
All other states	63	1.88	64	2.59
Product distribution:
Alt-A	1	7.88	1	9.32
Vintages:
2004 and prior	1	5.04	2	5.88
2005-2008	2	8.75	2	9.98
2009-2021	97	1.69	96	2.39
*    Represents less than 0.5% of single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2021 or December 31, 2020.
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

	As of
	June 30, 2021(1)		December 31, 2020(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.30%	0.53%	0.29%	0.98%

	As of
	June 30, 2021		December 31, 2020
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.82%	1%	1.04%
Less than or equal to 80%	99	0.53	99	0.98
Current DSCR below 1.0(4)	2	15.66	2	21.19
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

	As of
	June 30, 2021		December 31, 2020
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$173,773		$170,890
Pool mortgage insurance	278		291
Total mortgage insurance risk in force	$174,051	5%	$171,181	5%

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	114

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

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	June 30, 2021	December 31, 2020
Counterparty:(1)
Arch Capital Group Ltd.	20%	21%
Mortgage Guaranty Insurance Corp.	19	18
Radian Guaranty, Inc.	17	19
Genworth Mortgage Insurance Corp.	17	16
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	10	9
Others	1	1
Total	100%	100%
(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
Three of our mortgage insurer counterparties that are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will fail to pay claims fully. Entering run-off may limit sources of profits and liquidity for the mortgage insurer and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $2.0 billion, or 1%, of the risk-in-force mortgage insurance coverage of our single-family conventional guaranty book of business as of June 30, 2021.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of June 30, 2021 and December 31, 2020, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $766 million and $1.4 billion, respectively.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	115

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
As of June 30, 2021 and December 31, 2020, we had outstanding receivables of $537 million and $560 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of June 30, 2021 and December 31, 2020, we assessed these outstanding receivables for collectability, and established a valuation allowance of $479 million and $497 million, respectively, which reduced our claim receivable to the amount considered probable of collection.
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

	Percentage of Single-Family Guaranty Book of Business
	As of
	June 30, 2021	December 31, 2020
Wells Fargo Bank, N.A. (together with its affiliates)	11%	13%
Remaining top five depository servicers	10	11
Top five non-depository servicers	23	24
Total	44%	48%
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

	Percentage of Multifamily Guaranty Book of Business
	As of
	June 30, 2021	December 31, 2020
Walker & Dunlop, Inc.	13%	12%
Wells Fargo Bank, N.A. (together with its affiliates)	11	12
Remaining top five servicers	24	24
Total	48%	48%
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
We may take one or more of the following actions to mitigate our credit exposure to mortgage servicers that present a higher risk:
•require a guaranty of obligations by higher-rated entities;
•transfer exposure to third parties;

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	116

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

	As of June 30, 2021
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$365	$(348)	$17		$—	$—	$17
Cleared risk management derivatives	—	17	17		—	—	17
Mortgage commitment derivatives	311	—	311		(182)	—	129
Total derivative assets	676	(331)	345	(4)	(182)	—	163
Securities purchased under agreements to resell or similar arrangements(5)	90,838	—	90,838		—	(90,838)	—
Total assets	$91,514	$(331)	$91,183		$(182)	$(90,838)	$163
Liabilities:
OTC risk management derivatives	$(859)	$856	$(3)		$—	$—	$(3)
Cleared risk management derivatives	—	(7)	(7)		—	7	—
Mortgage commitment derivatives	(476)	—	(476)		182	288	(6)
Total derivative liabilities	(1,335)	849	(486)	(4)	182	295	(9)
Total liabilities	$(1,335)	$849	$(486)		$182	$295	$(9)

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	117

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2020
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$962	$(952)	$10		$—	$—	$10
Cleared risk management derivatives	—	47	47		—	—	47
Mortgage commitment derivatives	989	—	989		(406)	(53)	530
Total derivative assets	1,951	(905)	1,046	(4)	(406)	(53)	587
Securities purchased under agreements to resell or similar arrangements(5)	46,644	—	46,644		—	(46,644)	—
Total assets	$48,595	$(905)	$47,690		$(406)	$(46,697)	$587
Liabilities:
OTC risk management derivatives	$(1,015)	$999	$(16)		$—	$—	$(16)
Cleared risk management derivatives	—	(4)	(4)		—	2	(2)
Mortgage commitment derivatives	(1,426)	—	(1,426)		406	1,017	(3)
Total derivative liabilities	(2,441)	995	(1,446)	(4)	406	1,019	(21)
Total liabilities	$(2,441)	$995	$(1,446)		$406	$1,019	$(21)
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
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $4.5 billion and $4.7 billion as of June 30, 2021 and December 31, 2020, respectively. The fair value of non-cash collateral received was $91.0 billion and $46.6 billion, of which $59.8 billion and $46.6 billion could be sold or repledged as of June 30, 2021 and December 31, 2020, respectively. None of the underlying collateral was sold or repledged as of June 30, 2021 or December 31, 2020.
(4)Excludes derivative assets of $50 million and $179 million as of June 30, 2021 and December 31, 2020, respectively, and derivative liabilities of $32 million and $49 million recognized in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively, that are not subject to enforceable master netting arrangements.
(5)Includes $34.0 billion and $18.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. Includes $13.0 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2021. There were no securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” as of December 31, 2020.
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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	118

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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	119

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$3,124	$—	$—	$—	$3,124
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,695	141	—	1,836
Other agency	—	3,333	—	—	3,333
Private-label and other mortgage securities	—	152	—	—	152
Non-mortgage-related securities:
U.S. Treasury securities	89,707	—	—	—	89,707
Other securities	—	73	—	—	73
Total trading securities	89,707	5,253	141	—	95,101
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	479	84	—	563
Other agency	—	15	—	—	15
Alt-A and subprime private-label securities	—	3	2	—	5
Mortgage revenue bonds	—	—	172	—	172
Other	—	6	194	—	200
Total available-for-sale securities	—	503	452	—	955
Mortgage loans	—	4,784	832	—	5,616
Other assets:
Risk management derivatives:
Swaps	—	118	176	—	294
Swaptions	—	71	—	—	71
Netting adjustment	—	—	—	(331)	(331)
Mortgage commitment derivatives	—	311	—	—	311
Credit enhancement derivatives	—	—	50	—	50
Total other assets	—	500	226	(331)	395
Total assets at fair value	$92,831	$11,040	$1,651	$(331)	$105,191

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$2,549	$397	$—	$2,946
Total of Fannie Mae	—	2,549	397	—	2,946
Of consolidated trusts	—	22,917	55	—	22,972
Total long-term debt	—	25,466	452	—	25,918
Other liabilities:
Risk management derivatives:
Swaps	—	813	—	—	813
Swaptions	—	46	—	—	46
Netting adjustment	—	—	—	(849)	(849)
Mortgage commitment derivatives	—	476	—	—	476
Credit enhancement derivatives	—	—	32	—	32
Total other liabilities	—	1,335	32	(849)	518
Total liabilities at fair value	$—	$26,801	$484	$(849)	$26,436

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	120

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$1,120	$—	$—	$—	$1,120
Trading securities:
Mortgage-related securities:
Fannie Mae	—	2,310	94	—	2,404
Other agency	—	3,450	1	—	3,451
Private-label and other mortgage securities	—	158	—	—	158
Non-mortgage-related securities:
U.S. Treasury securities	130,456	—	—	—	130,456
Other securities	—	73	—	—	73
Total trading securities	130,456	5,991	95	—	136,542
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	973	195	—	1,168
Other agency	—	65	—	—	65
Alt-A and subprime private-label securities	—	4	2	—	6
Mortgage revenue bonds	—	—	216	—	216
Other	—	7	235	—	242
Total available-for-sale securities	—	1,049	648	—	1,697
Mortgage loans	—	5,629	861	—	6,490
Other assets:
Risk management derivatives:
Swaps	—	376	203	—	579
Swaptions	—	383	—	—	383
Netting adjustment	—	—	—	(905)	(905)
Mortgage commitment derivatives	—	989	—	—	989
Credit enhancement derivatives	—	—	179	—	179
Total other assets	—	1,748	382	(905)	1,225
Total assets at fair value	$131,576	$14,417	$1,986	$(905)	$147,074

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$3,312	$416	$—	$3,728
Total of Fannie Mae	—	3,312	416	—	3,728
Of consolidated trusts	—	24,503	83	—	24,586
Total long-term debt	—	27,815	499	—	28,314
Other liabilities:
Risk management derivatives:
Swaps	—	881	—	—	881
Swaptions	—	134	—	—	134
Netting adjustment	—	—	—	(995)	(995)
Mortgage commitment derivatives	—	1,426	—	—	1,426
Credit enhancement derivatives	—	—	49	—	49
Total other liabilities	—	2,441	49	(995)	1,495
Total liabilities at fair value	$—	$30,256	$548	$(995)	$29,809
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	121

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021(1)
	Balance, March 31, 2021	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$109	$(4)		$—	$3	$—	$—	$—	$(32)	$65	$141	$1	$—
Total trading securities	$109	$(4)	(5)(6)	$—	$3	$—	$—	$—	$(32)	$65	$141	$1	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$189	$1		$5	$—	$—	$—	$(4)	$(107)	$—	$84	$—	$3
Alt-A and subprime private-label securities	1	—		1	—	—	—	—	—	—	2	—	1
Mortgage revenue bonds	191	—		(1)	—	—	—	(18)	—	—	172	—	—
Other	230	4		(1)	—	—	—	(39)	—	—	194	—	—
Total available-for-sale securities	$611	$5	(6)(7)	$4	$—	$—	$—	$(61)	$(107)	$—	$452	$—	$4

Mortgage loans	$820	$21	(5)(6)	$—	$85	$(44)	$—	$(53)	$(29)	$32	$832	$22	$—
Net derivatives	166	7	(5)	—	—	—	—	21	—	—	194	28	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(382)	$(15)	(5)	$—	$—	$—	$—	$—	$—	$—	$(397)	$(15)	$—
Of consolidated trusts	(58)	—	(5)(6)	—	—	—	—	4	—	(1)	(55)	—	—
Total long-term debt	$(440)	$(15)		$—	$—	$—	$—	$4	$—	$(1)	$(452)	$(15)	$—

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	122

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021(1)
	Balance, December 31, 2020	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$94	$(5)		$—	$3	$—	$—	$—	$(39)	$88	$141	$2	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Total trading securities	$95	$(5)	(5)(6)	$—	$3	$—	$—	$—	$(40)	$88	$141	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$195	$1		$2	$—	$—	$—	$(7)	$(107)	$—	$84	$—	$3
Alt-A and subprime private-label securities	2	—		—	—	—	—	—	—	—	2	—	1
Mortgage revenue bonds	216	—		(2)	—	—	—	(42)	—	—	172	—	—
Other	235	7		2	—	—	—	(50)	—	—	194	—	3
Total available-for-sale securities	$648	$8	(6)(7)	$2	$—	$—	$—	$(99)	$(107)	$—	$452	$—	$7

Mortgage loans	$861	$29	(5)(6)	$—	$85	$(44)	$—	$(100)	$(52)	$53	$832	$28	$—
Net derivatives	333	(125)	(5)	—	—	—	—	(14)	—	—	194	(139)	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(416)	$19	(5)	$—	$—	$—	$—	$—	$—	$—	$(397)	$19	$—
Of consolidated trusts	(83)	1	(5)(6)	—	—	—	—	8	20	(1)	(55)	—	—
Total long-term debt	$(499)	$20		$—	$—	$—	$—	$8	$20	$(1)	$(452)	$19	$—

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	123

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020(1)
	Balance, March 31, 2020	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$—		$—	$—	$—	$—	$—	$(34)	$4	$38	$—	$—
Private-label and other mortgage securities	94	7		—	—	—	—	(3)	—	—	98	5	—
Total trading securities	$162	$7	(5)(6)	$—	$—	$—	$—	$(3)	$(34)	$4	$136	$5	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$188	$—		$(4)	$—	$—	$—	$(2)	$—	$264	$446	$—	$(3)
Alt-A and subprime private-label securities	—	—		—	—	—	—	—	—	2	2	—	—
Mortgage revenue bonds	296	—		1	—	—	—	(19)	—	—	278	—	1
Other	284	(3)		—	—	—	—	(27)	—	—	254	—	—
Total available-for-sale securities	$768	$(3)	(6)(7)	$(3)	$—	$—	$—	$(48)	$—	$266	$980	$—	$(2)

Mortgage loans	$638	$15	(5)(6)	$—	$—	$—	$—	$(25)	$(21)	$190	$797	$12	$—
Net derivatives	217	49	(5)	—	—	—	—	3	—	—	269	52	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(432)	$(24)	(5)	$—	$—	$—	$—	$23	$—	$—	$(433)	$(24)	$—
Of consolidated trusts	(83)	(3)	(5)(6)	—	—	—	—	4	1	(8)	(89)	(2)	—
Total long-term debt	$(515)	$(27)		$—	$—	$—	$—	$27	$1	$(8)	$(522)	$(26)	$—

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	124

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020(1)
	Balance, December 31, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$45	$(9)		$—	$—	$—	$—	$—	$(45)	$47	$38	$(8)	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Private-label and other mortgage securities	—	7		—	—	—	—	(3)	—	94	98	—	—
Total trading securities	$46	$(2)	(5)(6)	$—	$—	$—	$—	$(3)	$(46)	$141	$136	$(8)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$171	$—		$—	$—	$—	$—	$(3)	$—	$278	$446	$—	$—
Alt-A and subprime private-label securities	—	—		—	—	—	—	—	—	2	2	—	—
Mortgage revenue bonds	315	(3)		3	74	(74)	—	(37)	—	—	278	—	5
Other	306	(14)		(1)	268	(268)	—	(37)	—	—	254	—	(1)
Total available-for-sale securities	$792	$(17)	(6)(7)	$2	$342	$(342)	$—	$(77)	$—	$280	$980	$—	$4

Mortgage loans	$688	$(9)	(5)(6)	$—	$—	$—	$—	$(54)	$(44)	$216	$797	$(14)	$—
Net derivatives	162	90	(5)	—	—	—	—	(1)	18	—	269	96	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(398)	$(58)	(5)	$—	$—	$—	$—	$23	$—	$—	$(433)	$(58)	$—
Of consolidated trusts	(75)	1	(5)(6)	—	—	—	—	7	1	(23)	(89)	2	—
Total long-term debt	$(473)	$(57)		$—	$—	$—	$—	$30	$1	$(23)	$(522)	$(56)	$—
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
(5)Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
(6)Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	125

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

	Fair Value Measurements as of June 30, 2021
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$141	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	84	Various
Alt-A and subprime private-label securities	2	Various

Mortgage revenue bonds	118	Single Vendor	Spreads (bps)	4.5	-	44.5	19.3
	54	Various
Total mortgage revenue bonds	172

Other	193	Discounted Cash Flow	Spreads (bps)	370.0	-	376.0	373.1
	1	Various
Total other	194
Total available-for-sale securities	$452

Net derivatives	$176	Dealer Mark
	18	Discounted Cash Flow
Total net derivatives	$194

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	126

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2020
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
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
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	127

Notes to Condensed Consolidated Financial Statements | Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of June 30, 2021 or December 31, 2020 that were measured at fair value on a nonrecurring basis. We held $241 million and $25 million in Level 2 assets as of June 30, 2021 and December 31, 2020, respectively, comprised of mortgage loans held for sale that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2021 or December 31, 2020.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2021	December 31, 2020
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$557	$754
	Single Vendor	384	333
Total mortgage loans held for sale, at lower of cost or fair value		941	1,087

Single-family mortgage loans held for investment, at amortized cost	Internal Model	562	979

Multifamily mortgage loans held for investment, at amortized cost	Appraisals	56	225
	Internal Model	136	125
	Various	77	40
Total multifamily mortgage loans held for investment, at amortized cost		269	390
Acquired property, net:
Single-family	Accepted Offers	12	35
	Appraisals	44	89
	Internal Model	53	41
	Walk Forwards	17	85
	Various	7	11
Total single-family		133	261

Multifamily	Various	18	25
Total nonrecurring assets at fair value		$1,923	$2,742
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2020 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the six months ended June 30, 2021.

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	128

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

	As of June 30, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$125,299	$78,349	$46,950	$—	$—	$125,299
Federal funds sold and securities purchased under agreements to resell or similar arrangements	43,888	—	43,888	—	—	43,888
Trading securities	95,101	89,707	5,253	141	—	95,101
Available-for-sale securities	955	—	503	452	—	955
Mortgage loans held for sale	6,933	—	1,858	5,977	—	7,835
Mortgage loans held for investment, net of allowance for loan losses	3,844,374	—	3,688,808	234,637	—	3,923,445
Advances to lenders	6,257	—	6,256	1	—	6,257
Derivative assets at fair value	395	—	500	226	(331)	395
Guaranty assets and buy-ups	102	—	—	234	—	234
Total financial assets	$4,123,304	$168,056	$3,794,016	$241,668	$(331)	$4,203,409

Financial liabilities:
Short-term debt:
Of Fannie Mae	$2,280	$—	$2,280	$—	$—	$2,280
Long-term debt:
Of Fannie Mae	249,296	—	258,200	844	—	259,044
Of consolidated trusts	3,844,699	—	3,891,437	31,043	—	3,922,480
Derivative liabilities at fair value	518	—	1,335	32	(849)	518
Guaranty obligations	112	—	—	74	—	74
Total financial liabilities	$4,096,905	$—	$4,153,252	$31,993	$(849)	$4,184,396

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	129

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2020
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$115,623	$97,179	$18,444	$—	$—	$115,623
Federal funds sold and securities purchased under agreements to resell or similar arrangements	28,200	—	28,200	—	—	28,200
Trading securities	136,542	130,456	5,991	95	—	136,542
Available-for-sale securities	1,697	—	1,049	648	—	1,697
Mortgage loans held for sale	5,197	—	116	5,502	—	5,618
Mortgage loans held for investment, net of allowance for loan losses	3,648,695	—	3,512,672	255,556	—	3,768,228
Advances to lenders	10,449	—	10,448	1	—	10,449
Derivative assets at fair value	1,225	—	1,748	382	(905)	1,225
Guaranty assets and buy-ups	115	—	—	258	—	258
Total financial assets	$3,947,743	$227,635	$3,578,668	$262,442	$(905)	$4,067,840

Financial liabilities:
Short-term debt:
Of Fannie Mae	$12,173	$—	$12,177	$—	$—	$12,177
Long-term debt:
Of Fannie Mae	277,399	—	288,414	878	—	289,292
Of consolidated trusts	3,646,164	—	3,756,673	31,584	—	3,788,257
Derivative liabilities at fair value	1,495	—	2,441	49	(995)	1,495
Guaranty obligations	127	—	—	82	—	82
Total financial liabilities	$3,937,358	$—	$4,059,705	$32,593	$(995)	$4,091,303
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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	130

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	June 30, 2021			December 31, 2020
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$5,616	$2,946	$22,972	$6,490	$3,728	$24,586
Unpaid principal balance	5,227	2,729	20,209	6,046	3,518	21,408
(1)Includes nonaccrual loans with a fair value of $125 million and $139 million as of June 30, 2021 and December 31, 2020, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2021 and December 31, 2020 was less than $1 million and $8 million, respectively. Includes loans that are 90 days or more past due with a fair value of $192 million and $257 million as of June 30, 2021 and December 31, 2020, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2021 and December 31, 2020 was $4 million and $14 million, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $5 million and gains of $20 million for the three and six months ended June 30, 2021, respectively, and losses of $10 million and gains of $141 million for the three and six months ended June 30, 2020, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $89 million and gains of $284 million for the three and six months ended June 30, 2021, respectively, and losses of $574 million and $312 million for the three and six months ended June 30, 2020, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	131

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

Fannie Mae (In conservatorship) Second Quarter 2021 Form 10-Q	132

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of June 30, 2021, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2021 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2021 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2021 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2021 and as of the date of filing this report:
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

Fannie Mae Second Quarter 2021 Form 10-Q	133

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2021 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2021 (“Second Quarter 2021 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2021 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Second Quarter 2021 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2021 Form 10-Q and had no objection to our filing the Second Quarter 2021 Form 10-Q.
•Our senior management meets regularly with senior leadership at FHFA, including, but not limited to, the Director or Acting Director.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting from April 1, 2021 through June 30, 2021 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae Second Quarter 2021 Form 10-Q	134

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2020 Form 10-K and our First Quarter 2021 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The cases that remain pending after March 31, 2021 are as follows:
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
Southern District of Texas (Collins v. Yellen). On October 20, 2016, preferred and common stockholders filed a complaint against FHFA and Treasury in the U.S. District Court for the Southern District of Texas. On May 22, 2017, the court dismissed the case. On September 6, 2019, the U.S. Court of Appeals for the Fifth Circuit, sitting en banc, affirmed the district court’s dismissal of claims against Treasury, but reversed the dismissal of claims against FHFA. Both the plaintiffs and the government filed petitions with the Supreme Court seeking review of the Fifth Circuit’s decision.
On June 23, 2021, the Supreme Court issued its opinion in Collins v. Yellen. The court held that FHFA did not exceed its statutory powers as conservator when it agreed to the net worth sweep dividend provisions of the third amendment to the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act of 2008 that restricts the President’s power to remove the FHFA Director without cause violates the Constitution’s separation of powers and, thus, the FHFA Director may be removed by the President for any reason. The court rejected plaintiffs’ request to rescind the third amendment to the senior preferred stock purchase agreements; however, the court observed that it is still possible that the unconstitutional removal provision of the Housing and Economic Recovery Act may have inflicted compensable harm during time periods when a Senate-confirmed FHFA Director was in office. Accordingly, the Supreme Court remanded the case to the Fifth Circuit for further proceedings on this issue.
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

Fannie Mae Second Quarter 2021 Form 10-Q	135

Other Information

summary judgment and granted defendants’ motion to dismiss. The plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit on October 27, 2020.
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
U.S. Court of Federal Claims. Numerous cases are pending against the United States in the U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in four of these cases: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; Perry Capital LLC v. United States of America, filed on August 15, 2018; and Fairholme Funds Inc. v. United States, which was originally filed on July 9, 2013, and amended publicly to include Fannie Mae as a nominal defendant on October 2, 2018. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter, Perry Capital and Fairholme Funds plaintiffs are pursuing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. The Perry Capital and Fairholme Funds plaintiffs allege similar breach of contract claims, as well as direct and derivative breach of fiduciary duty claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter, Perry Capital and Fairholme Funds seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher, Rafter and Fairholme Funds cases on August 1, 2018. On December 6, 2019, the court entered an order in the Fairholme Funds case that granted the government’s motion to dismiss all the direct claims but denied the motion as to all of the derivative claims brought on behalf of Fannie Mae. On June 18, 2020, the U.S. Court of Appeals for the Federal Circuit agreed to hear the appeal of the court’s December 6, 2019 order. In the Fisher case, the court denied the government’s motion to dismiss on May 8, 2020 and, on August 21, 2020, the Federal Circuit denied the Fisher plaintiffs’ request for interlocutory appeal. Oral argument in the Fairholme Funds case that is on appeal is set for August 4, 2021.
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2020 Form 10-K. This section supplements and updates that discussion. Also refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2020 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
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
GSE and Conservatorship Risk
Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies with which we compete for talent. In addition, the improving economy has increased the competition we face in retaining and hiring executives and other employees.
Our business is highly dependent on the talents and efforts of our executives and other employees. The conservatorship, the uncertainty of our future and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit talent. Voluntary attrition of our executives and employees as a whole has increased in 2021. Attrition in key management positions and challenges in finding replacements could harm our ability to manage our business effectively, to successfully implement strategic initiatives, and ultimately could adversely affect our financial performance.

Fannie Mae Second Quarter 2021 Form 10-Q	136

Other Information

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
As described in “Legislation and Regulation—Executive Compensation Request for Input,” in June 2021, FHFA issued a request for input on our executive compensation. The request for input asks for public feedback on our executive compensation program both during and after conservatorship. Changes in our executive compensation program could affect our ability to retain and recruit executive officers.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for qualified executives and other employees. Additionally, with an improving economy and with increased remote work opportunities, attractive opportunities have become more available to our executives and other employees, which has increased the competition we face from other companies in hiring new executives and other employees. If this increased competition for executive and employee talent persists and if we are unable to retain, promote and attract executives and other employees with the necessary skills and talent, we would face increased risks for operational failures. If there were several high-level departures at approximately the same time, our ability to conduct our business could be materially adversely affected, which could have a material adverse effect on our results of operations and financial condition.

Fannie Mae Second Quarter 2021 Form 10-Q	137

Other Information

COVID-19 Pandemic Risk
The COVID-19 pandemic may continue to adversely affect our business and financial results.
The COVID-19 pandemic significantly adversely affected the U.S. economy, particularly in the second quarter of 2020. Economic conditions in the United States have improved substantially since the second quarter of 2020, but risks relating to the pandemic remain that could negatively affect the economic recovery. Although new daily cases of COVID-19 in the U.S. have declined substantially with the implementation of the COVID-19 vaccination program, contributing to a significant increase in business activity and an improved economy in 2021, the highly transmissible Delta variant of the coronavirus continues to spread in the United States at a rapid pace, with cases and hospitalizations increasing, particularly in areas with low vaccination coverage. The Delta variant or the emergence of other new, more infectious variants of the coronavirus, as well as lower vaccination rates in certain areas of the country, could lead to new shut-downs or other business restrictions in various locales and reductions in business activity. If this occurs and negatively affects the economic recovery, it could impact the ability of borrowers and renters to make their monthly payments, which could negatively affect our business and financial results.
Our current forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that may impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and COVID-19 vaccination rates; the effectiveness of currently available COVID-19 vaccines against new variants of the coronavirus, including the Delta variant; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; the extent to which current economic and operating conditions continue, including whether any future outbreaks or increases in new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties recover from the negative economic impact of the pandemic. While we are unable to predict the future course of these events or their longer-term effects on our business, key areas we have identified where the COVID-19 pandemic is negatively affecting or may negatively affect our business, financial results and financial condition are described below:
•Increased borrower credit risk. Among other factors, income growth and unemployment levels affect borrowers’ ability to repay their mortgage loans. The economic dislocation caused by the COVID-19 pandemic resulted in a significant increase in the serious delinquency rate of the single-family and multifamily loans in our guaranty book of business in 2020. While our single-family and multifamily serious delinquency rates declined in the first half of 2021 due to the ongoing economic recovery and the decline in the number of our loans in forbearance plans, they remain significantly higher than pre-pandemic levels. And although our expectations relating to the extent of the negative impact of the COVID-19 pandemic on our credit results have improved since 2020, uncertainty remains with respect to the ultimate impact of the COVID-19 pandemic on our business and financial results. We may ultimately experience greater losses than we currently expect and may have high credit-related expenses in future periods. Moreover, we are taking a number of actions to help borrowers affected by the COVID-19 pandemic that may continue to adversely affect our financial results and financial condition, such as providing forbearance to single-family and multifamily borrowers impacted by COVID-19-related financial hardships. We discuss some of the actions we are taking and their impact in more detail in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
The CFPB and certain states and localities have implemented COVID-19-related borrower and/or renter protections that are more extensive than our requirements. The CFPB and states and localities may continue to consider such proposals in the future or extend the time period of existing protections. These additional protections, depending on their scope and whether and to what extent they apply to our business, could contribute to a higher number of single-family and multifamily borrowers becoming delinquent on their loans or limit our ability to take enforcement actions with respect to our loans.
In addition, while home price appreciation was strong in 2020 and the first half of 2021, any additional economic dislocation resulting from the COVID-19 pandemic could result in declines in home prices and multifamily property valuations in the future. Declines in home prices and multifamily property valuations would increase the amount of our loss in the event a borrower defaults on their loan. The magnitude of the impact would likely vary significantly across geographic regions and based on the credit characteristics of the loans.
The COVID-19 pandemic may also affect the credit quality of our new loan acquisitions. For example, CARES Act provisions prohibiting lenders from reporting previously-current borrowers receiving COVID-19-related

Fannie Mae Second Quarter 2021 Form 10-Q	138

Other Information

payment accommodations as delinquent to the credit bureaus may result in our not having accurate data on a borrower’s credit history when we are determining the eligibility of the single-family loans we acquire.
•Increased human capital and business resiliency risk. As noted above, COVID-19 continues to spread in the United States. If a significant number of our executives or other employees, or their family members for whom they provide care, contract COVID-19 during the same time period, it could materially adversely affect our ability to manage our business, which could have a material adverse effect on our results of operations and financial condition. The risk of executives, other employees or their family members contracting COVID-19 may increase with the further reopening of workplaces and schools. We are now allowing employees to work from our primary office locations on a voluntary basis and anticipate more fully opening our office locations later this year. Although we have established COVID-19 safety protocols, the return of employees to the office may increase the risk of our employees contracting COVID-19.
At this time, a significant majority of our employees are working remotely. While our transition to a remote work environment has been successful to date, this remote work arrangement increases the risk that technological, cybersecurity or other operational incidents could materially adversely affect our business operations. This telework arrangement, as well as the risk that employees or their family members could contract COVID-19 and our reliance on third parties for some functions, also could materially adversely affect our ability to maintain effective controls, which could result in material errors to our reported financial results or disclosures that are not complete or accurate.
•Increased counterparty credit and operational risk. Economic dislocation caused by the COVID-19 pandemic could lead to default by one or more of our institutional counterparties on their obligations to us, which could result in significant financial losses. For example, if the pandemic results in a substantially higher level of mortgage defaults, it could affect our mortgage insurer counterparties' ability to fully meet their payment obligations to us.
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
•Increased model and accounting estimate risk. Given the unprecedented nature of the COVID-19 pandemic and its uncertain impact, we believe our model results relating to our allowance for loan losses currently may not accurately capture the entirety of loan losses we will ultimately incur relating to COVID-19. The unprecedented nature of the COVID-19 pandemic may also negatively affect our ability to rely on models to effectively manage the risks to our business. Moreover, the CARES Act provisions prohibiting lenders from reporting some borrowers receiving COVID-19-related payment accommodations as delinquent may also impact the stability of the interpretation and predictiveness of borrower credit data and therefore the reliability of our models in the future.
•Increased risk of additional government action affecting our business. Federal, state and local governments have taken many actions that have adversely affected or could adversely affect our financial results, such as the loan forbearance requirements of the CARES Act. In addition, while states have generally lifted most or all of their COVID-19-related restrictions on businesses, new restrictions could be imposed in the future if new COVID-19 cases or hospitalizations continue to rise. The U.S. Congress, Treasury, the Federal Reserve, FHFA or other national, state or local government agencies or legislatures may take additional steps in response to the COVID-19 pandemic that could adversely affect our business, financial results and financial condition, such as expanding or extending our obligations to help borrowers, renters or counterparties affected by the pandemic or imposing new business shut-downs or other restrictions.
•Increased risk of mortgage fraud. In response to the COVID-19 pandemic, until recently, we offered certain temporary flexibilities relating to our Single-Family Selling Guide requirements. This could increase the risk of mortgage fraud relating to the loans we acquired during the time period we offered these flexibilities.
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

Fannie Mae Second Quarter 2021 Form 10-Q	139

Other Information

institutions like us have significantly increased in recent years in part because of the proliferation of new technologies and the use of the Internet and telecommunications technologies to conduct or automate financial transactions. A number of financial services companies, consumer-based companies and other organizations have reported the unauthorized disclosure of client, customer or other confidential information, as well as cyber attacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized ransomware cyber attacks where hackers have requested “ransom” payments in exchange for not disclosing stolen customer information or for unlocking or not disabling the target company’s computer or other systems.
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
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. In addition, although we have not experienced any material impacts from the SolarWinds Orion cyber breach in late 2020, which reportedly affected roughly 18,000 organizations, or the Microsoft Exchange cyber attack in early 2021, which reportedly affected over 30,000 organizations, these two recent large-scale cyber attacks suggest that the risk of damaging cyberattacks impacting us and/or third-parties with which we do business is increasing. We expect cyber attack and breach incidents to continue, and we are unable to predict the direct or indirect impact of future attacks or breaches on our business operations.
We routinely identify cyber threats as well as vulnerabilities in our systems and work to address them. Some cyber vulnerabilities take a substantial amount of time to resolve. In addition, efforts to resolve them may be insufficient. Further, these efforts involve costs that can be significant as cyber attack methods continue to rapidly evolve. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, customers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties or borrowers, and these types of risks may be difficult to detect or prevent.
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

Fannie Mae Second Quarter 2021 Form 10-Q	140

Other Information

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
Market and Industry Risk
A deterioration in general economic conditions, including home prices and employment trends, or financial markets may materially adversely affect our business and financial condition.
Our business is significantly affected by the status of the U.S. economy, particularly home prices and employment trends. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Given the level of fiscal and monetary policy support for the economy in 2020 and 2021, there is a risk that inflation may exceed the level desired by policy makers and currently anticipated in financial markets. This could lead the government to adopt various corrective measures designed to restrict the availability of credit and regulate growth to contain inflation, including curtailing its purchase of Treasury bonds and mortgage-backed securities or raising the interest the Federal Reserve charges financial institutions. Furthermore, interest rates may rise in anticipation of further inflation or a shift in monetary policy, which could lead to a rise in mortgage rates, a slowdown in housing demand and negatively affect home price appreciation. In general, if home prices decrease, or the unemployment rate increases, it could result in significantly higher levels of credit losses and credit-related expense.
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
Volatility or uncertainty in global or domestic political conditions also can significantly affect economic conditions and financial markets. Global or domestic political unrest also could affect growth and financial markets. We describe in our 2020 Form 10-K the risks to our business posed by changes in interest rates and changes in spreads. In addition, future changes or disruptions in financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.

Fannie Mae Second Quarter 2021 Form 10-Q	141

Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” in our 2020 Form 10-K. During the quarter ended June 30, 2021, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2021.
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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, the provisions of the senior preferred stock provide for dividends each quarter through and including the capital reserve end date in the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount is the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework. The capital reserve end

Fannie Mae Second Quarter 2021 Form 10-Q	142

Other Information

date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework. After the capital reserve end date, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. As a result, our ability to retain earnings in excess of the capital requirements and buffers set forth in the enterprise regulatory capital framework will be limited. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2020 Form 10-K.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
On July 29, 2021, Fannie Mae entered into a retention award agreement with Kimberly H. Johnson, Fannie Mae’s Executive Vice President and Chief Operating Officer, pursuant to which the company provided a cash retention award to Ms. Johnson of $1.6 million payable in two installments, with $800,000 payable in December 2021 and $800,000 payable in December 2022.
The retention award agreement provides that the award is conditioned on Ms. Johnson remaining employed by Fannie Mae through at least December 1, 2022 and her compliance with the terms of the agreement. The agreement provides that Ms. Johnson is required to repay any portion of the retention award already paid to her (net of withholding taxes) if, on or before December 1, 2022, (1) she voluntarily terminates her employment with Fannie Mae, (2) she violates the terms of the agreement (including if such violation is determined after her termination), or (3) she engages in misconduct which ultimately results in her termination of employment. The agreement also provides that, if Fannie Mae determines that a draw is required under its senior preferred stock purchase agreement with Treasury for a quarterly period that occurs on or after the date of the agreement, Ms. Johnson will not be entitled to receive any retention award payments for which the payment date is on or after the date that Fannie Mae determines such draw is required. Any draw caused by changes in law or accounting treatment, or any other non-Fannie Mae performance-related reasons, is excluded from this provision.
The foregoing description of the retention award agreement does not purport to be complete and is qualified in its entirety by reference to the full terms and conditions of the retention award agreement, which is filed as Exhibit 10.2 to this report, and is incorporated in this Item 5 by reference.

Fannie Mae Second Quarter 2021 Form 10-Q	143

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

4.1
Fourth Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, dated April 13, 2021 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 30, 2021.)

10.1	Confidentiality and Proprietary Rights Agreement
10.2	Retention Award Agreement between Kimberly Johnson and Fannie Mae dated July 29, 2021
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Second Quarter 2021 Form 10-Q	144

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer
Date: August 3, 2021

By:	/s/ David C. Benson
David C. Benson President (and Interim Chief Financial Officer)
Date: August 3, 2021

Fannie Mae Second Quarter 2021 Form 10-Q	145