Form 10-Q
period 2021-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2021-10-29
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of October 15, 2021, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2021 Form 10-Q	i

Fannie Mae Third Quarter 2021 Form 10-Q	ii

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

We are not currently permitted to pay dividends or other distributions to stockholders. Our agreements with the U.S. Department of the Treasury (“Treasury”) include a commitment from Treasury to provide us with funds to maintain a positive net worth under specified conditions; however, the U.S. government does not guarantee our securities or other obligations. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, our agreements with Treasury, and recent developments relating to housing finance reform, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Risk Factors” in our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and “Legislation and Regulation” in this report and in our Form 10-Q for the quarter ended June 30, 2021 (“Second Quarter 2021 Form 10-Q”)

You should read this MD&A in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2020 Form 10-K. You can find a “Glossary of Terms Used in This Report” in our 2020 Form 10-K.
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
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States, with $4.2 trillion in assets as of September 30, 2021. Organized as a government-sponsored entity, Fannie Mae is a shareholder-owned corporation. Our charter is an act of Congress, and we have a mission under that charter to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. We were initially established in 1938.
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

Fannie Mae Third Quarter 2021 Form 10-Q	1

MD&A | Executive Summary | Summary of Our Financial Performance
Executive Summary

Summary of Our Financial Performance

•Net revenues increased $334 million in the third quarter of 2021 compared with the third quarter of 2020, primarily due to higher base guaranty fees due to an increase in the size of our guaranty book of business, partially offset by a decrease in amortization income as a result of lower prepayment volumes and a decrease in net interest income from portfolios in the third quarter of 2021 compared with the third quarter of 2020.
•Net income increased $613 million in the third quarter of 2021 compared with the third quarter of 2020, driven primarily by an increase in credit-related income, an increase in net revenues and lower fair value losses, partially offset by lower investment gains.
◦Credit-related income in the third quarter of 2021 was primarily driven by strong actual and forecasted home price growth and a reduction in our estimate of losses we expect to incur as a result of the COVID-19 pandemic.
◦The increase in net revenues is discussed above.
◦The decrease in fair value losses was driven by lower losses on commitments to sell mortgage-related securities in the third quarter of 2021 than in the third quarter of 2020. In the third quarter of 2021, commitment pricing remained relatively stable, whereas prices increased during the third quarter of 2020, driving fair value losses during the commitment period in 2020.
◦The decrease in investment gains was due to lower reperforming loan sales volume in the third quarter of 2021 compared with the third quarter of 2020.
•Net worth increased to $42.2 billion as of September 30, 2021 from $37.3 billion as of June 30, 2021. The increase is attributable to $4.8 billion of comprehensive income for the third quarter of 2021.

Fannie Mae Third Quarter 2021 Form 10-Q	2

MD&A | Executive Summary | Summary of Our Financial Performance

•Net revenues increased $4.2 billion in the first nine months of 2021 compared with the first nine months of 2020, primarily due to an increase in net amortization income as a result of high prepayment volumes from loan refinancings in the first nine months of 2021 driven by the low interest-rate environment, as well as higher base guaranty fees due to an increase in the size of our guaranty book of business. The increase in net revenues was partially offset by a decrease in net interest income from portfolios in the first nine months of 2021 compared with the first nine months of 2020.
•Net income increased $9.8 billion in the first nine months of 2021 compared with the first nine months of 2020, primarily driven by a shift from credit-related expense in the first nine months of 2020 to credit-related income in the first nine months of 2021 and higher net revenues as discussed above. Credit-related expense in the first nine months of 2020 was driven by economic dislocation caused by the COVID-19 pandemic. Credit-related income in the first nine months of 2021 was primarily driven by strong actual and forecasted home price growth, a benefit from the redesignation of certain nonperforming and reperforming loans and a reduction in our estimate of losses we expect to incur as a result of the COVID-19 pandemic, partially offset by a provision for higher actual and projected interest rates. An additional driver of increased net income included a shift from fair value losses in the first nine months of 2020 to fair value gains in the first nine months of 2021 primarily related to commitments to sell mortgage-related securities.
•Net worth increased to $42.2 billion as of September 30, 2021 from $25.3 billion as of December 31, 2020. The increase is attributable to $16.9 billion of comprehensive income for the first nine months of 2021.
Financial Performance Outlook
Our financial results benefited significantly in the third quarter and first nine months of 2021 from high refinance volumes, which contributed to our net amortization income, and the high pace of home price growth, which contributed to our credit-related income. We expect the pace of both refinance volumes and home price growth to moderate from recent quarters. Specifically, we expect modest increases in mortgage interest rates and the large number of borrowers who have refinanced recently will result in fewer borrowers who can benefit from a refinancing in the future, leading to lower amortization income from prepayment activity. In addition, we expect lower home price growth will likely reduce the amount of positive benefit, if any, to credit-related income (provision) in the near future related to home price changes. See “Key Market Economic Indicators” for a discussion of how home prices, interest rates and other macroeconomic factors can affect our financial results.

Fannie Mae Third Quarter 2021 Form 10-Q	3

MD&A | Executive Summary | Liquidity Provided in First Nine Months of 2021
Liquidity Provided in the First Nine Months of 2021
Through our single-family and multifamily business segments, we provided $1.1 trillion in liquidity to the mortgage market in the first nine months of 2021, enabling the financing of approximately 4.3 million home purchases, refinancings or rental units.
Fannie Mae Provided $1.1 Trillion in Liquidity in the First Nine Months of 2021

Unpaid Principal Balance	Units

$344B	1.1M Single-Family Home Purchases

$726B	2.7M Single-Family Refinancings

$49B	511K Multifamily Rental Units

We continued our commitment to green financing in the first nine months of 2021, issuing a total of $10.6 billion in multifamily green MBS, $319 million in single-family green MBS and $2.4 billion in multifamily green resecuritizations. We also issued $8.2 billion in multifamily social MBS and $315 million in multifamily social resecuritizations in the first nine months of 2021. These green and social bonds were issued in alignment with our Sustainable Bond Framework, which guides our issuances of sustainable debt bonds and sustainable MBS that support energy and water efficiency and housing affordability. For information about our green bonds and our Sustainable Bond Framework, see “Directors, Executive Officers and Corporate Governance—ESG Matters” in our 2020 Form 10-K.
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Legislation and Regulation” in our 2020 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2021 (“First Quarter 2021 Form 10-Q”) and our Second Quarter 2021 Form 10-Q. Also see “Risk Factors” in our 2020 Form 10-K and in this report for discussions of risks relating to legislative and regulatory matters.
Letter Agreement with Treasury
On September 14, 2021, Fannie Mae, through FHFA acting in its capacity as Fannie Mae’s conservator, entered into a letter agreement with Treasury temporarily suspending certain provisions of the senior preferred stock purchase agreement. Specifically, the letter agreement temporarily suspends certain business restrictions that were added in the January 14, 2021 letter agreement amending the senior preferred stock purchase agreement. These restrictions include the following:
•Section 5.12(c)—Single Counterparty Volume Cap on Single-Family Acquisitions for Cash. Under this provision, beginning on January 1, 2022, we may not acquire more than $1.5 billion in single-family loans for cash consideration from any single seller (including its affiliates) during any period comprising four calendar quarters. Loan acquisitions through lender swap securitization transactions are not subject to this limitation.
•Section 5.13—Multifamily Volume Cap. Under this provision, we may not acquire more than $80 billion in multifamily mortgage assets calculated in any 52-week period. This multifamily volume cap must be adjusted up or down by FHFA at the end of each calendar year based on changes to the consumer price index. Additionally, at least 50% of our multifamily acquisitions in any calendar year must be classified as mission-driven at the time of acquisition, consistent with FHFA guidelines.
•Section 5.14(a)—Limit on Specified Higher-Risk Single-Family Acquisitions. Under this provision, we may not acquire a single-family mortgage loan if, following the acquisition, more than 3% of our single-family loans that result from a refinancing or 6% of our single-family loans that do not result from a refinancing would have two or

Fannie Mae Third Quarter 2021 Form 10-Q	4

MD&A | Legislation and Regulation
more of the higher-risk characteristics listed below at origination. The 3% and 6% measurements are each based on loans we have acquired during the preceding 52-week period. The higher-risk characteristics are:
•a combined loan-to-value ratio greater than 90%;
•a debt-to-income ratio greater than 45%; and
•a FICO credit score (or equivalent credit score) less than 680.
•Section 5.14(b)—Limit on Acquisitions of Single-Family Mortgage Loans Backed by Second Homes and Investment Properties. Under this provision, we must limit our acquisitions of single-family mortgage loans secured by either second homes or investment properties to not more than 7% of the single-family mortgage loans we have acquired during the preceding 52-week period.
The September 2021 letter agreement provides that the suspension of these provisions will terminate on the later of one year after the date of the agreement and six months after Treasury notifies us. While the September 2021 letter agreement temporarily suspended restrictions on these activities, in the ordinary course of business these and other business activities are subject to constraints from a variety of sources, including board- and management-approved risk limits, capital considerations and FHFA instructions. In addition, other restrictions in the senior preferred stock purchase agreement continue to apply.
We describe the terms of the senior preferred stock and the related senior preferred stock purchase agreement with Treasury, prior to the suspensions described above, in our 2020 Form 10-K under the heading “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.”
Enterprise Regulatory Capital Framework Notice of Proposed Rulemaking
On September 15, 2021, FHFA published a notice of proposed rulemaking seeking comment on amendments to the enterprise regulatory capital framework. FHFA’s notice requests comments on possible amendments to the prescribed leverage buffers amount and the capital treatment of credit risk transfer transactions. Even if the amendments are adopted as proposed, the senior preferred stock purchase agreement with Treasury currently includes a covenant that requires us to comply with the terms of the enterprise regulatory capital framework as it became effective in February 2021, disregarding any subsequent amendments or modifications. Comments on the proposed rule are due in November 2021.
In our 2020 Form 10-K we stated that we measured our risk and returns on our current business against the conservatorship capital framework, and that we expected to cease using the conservatorship capital framework to make business and risk decisions sometime in 2021 and to use instead the new enterprise capital regulatory framework and certain risk measures. We now expect our transition to the enterprise regulatory capital framework will continue into 2022. For more information on the framework, see “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital—Enterprise Regulatory Capital Framework” in our 2020 Form 10-K and “Liquidity and Capital Management—Capital Management—Capital Requirements” in this report.
Stress Testing
Pursuant to an FHFA rule implementing a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each year we are required to conduct a stress test, based on our data as of the prior December 31, using two different scenarios of financial conditions provided by FHFA—baseline and severely adverse—and to publish a summary of our stress test results for the severely adverse scenario by August 15. We publish our stress test results on our website. In 2020, FHFA issued a waiver to delay publication of our 2020 stress test results so that we could include alternative scenarios in light of uncertainty posed by the COVID-19 pandemic. On August 13, 2021, we and FHFA published our 2020 and 2021 stress test results for the severely adverse scenario.
Credit Risk Transfers
In October 2021, we entered into new credit risk transfer transactions, transferring single-family mortgage credit risk via both our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRT™”) programs, and multifamily mortgage credit risk via our Multifamily CIRTTM (“MCIRT™”) program. These transactions were the first new credit risk transfer transactions we have entered into since the first quarter of 2020, when we stopped entering into them due to adverse market conditions. While market conditions subsequently improved, we did not enter into any new transactions until October 2021 as we evaluated their costs and benefits, including a reduction in the capital relief these transactions provide under FHFA’s enterprise regulatory capital framework. The structure of and extent to which we engage in any additional credit risk transfer transactions in the future may be affected by our capital requirements, the degree of regulatory capital relief provided by the transactions, our risk appetite, the strength of future market conditions, the cost of these transactions, FHFA guidance, and the review of our overall business and capital plan.

Fannie Mae Third Quarter 2021 Form 10-Q	5

MD&A | Legislation and Regulation
Fair Lending
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”) requires the Secretary of the U.S. Department of Housing and Urban Development (“HUD”) to assure that Fannie Mae and Freddie Mac meet their fair lending obligations. In July 2021, FHFA issued a Policy Statement on Fair Lending describing its statutory authority and policies for supervisory oversight and enforcement of fair lending matters with respect to Fannie Mae and Freddie Mac. In August 2021, FHFA and HUD entered into a memorandum of understanding regarding fair housing and fair lending coordination. Among other things, the memorandum of understanding allows HUD and FHFA to coordinate on investigations, compliance reviews, and ongoing monitoring of Fannie Mae and Freddie Mac to ensure compliance with the Fair Housing Act.
Equitable Housing Finance Plan
On September 7, 2021, FHFA instructed Fannie Mae and Freddie Mac to submit Equitable Housing Finance Plans to FHFA by the end of 2021. In our plan, we must identify and address barriers to sustainable housing opportunities, including our goals and action plan to advance equity in housing finance for the next three years. FHFA is also requiring Fannie Mae and Freddie Mac to submit annual progress reports on the actions undertaken during the prior year to implement their plans.
As contemplated by the instruction, the goals and action plans established by the equitable housing plan should address identified sustainable housing barriers, including:
•Reducing the homeownership gap for a racial or ethnic group with a significant homeownership rate disparity; and
•Reducing underinvestment or undervaluation in racially or ethnically concentrated areas of poverty, areas with significant disparities in opportunity, or formerly redlined areas that remain racially or ethnically concentrated areas of poverty or otherwise underserved or undervalued.
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
On August 10, 2021, the Senate passed legislation that would extend our obligation to pay these fees to Treasury beyond our current obligation. If enacted in the form already passed by the Senate, the Infrastructure Investment and Jobs Act would extend until October 1, 2032, the current requirement that we collect an additional 10 basis points in guaranty fees on single-family residential mortgages delivered to us and pay the associated revenue to Treasury. The revenue generated by this fee extension would help offset the cost of infrastructure spending by the federal government.
Housing Goals
Proposed Housing Goals for 2022-2024
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. Our housing goals are set by FHFA in accordance with the GSE Act. In August 2021, FHFA published a proposed rule that would establish new single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2022 through 2024. Comments on the proposed rule were due in October 2021. FHFA will issue a final rule after considering the comments.
Proposed Single-Family Housing Goals
Under FHFA’s proposed rule, FHFA would continue to evaluate our performance against the single-family housing goals using a two-part approach that compares the goals-qualifying share of our single-family mortgage acquisitions against both a benchmark level and a market level. To meet a single-family housing goal or subgoal, the percentage of our mortgage acquisitions that meet each goal or subgoal must equal or exceed either the benchmark level set in advance by FHFA or the market level for that year. The market level is determined retrospectively each year based on actual goals-qualifying originations in the primary mortgage market as measured by FHFA based on Home Mortgage Disclosure Act data for that year. Typically, this data is made available before the third quarter of the following year.

Fannie Mae Third Quarter 2021 Form 10-Q	6

MD&A | Legislation and Regulation
In the proposed rule, FHFA is proposing two new single-family home purchase subgoals to replace the existing low-income areas subgoal. The new minority census tracts subgoal would target borrowers with income at or below area median income (“AMI”) who reside in minority census tracts (defined as census tracts with a minority population of at least 30% and a median income below AMI). The new low-income census tracts subgoal would target (1) borrowers who reside in low-income census tracts that are not minority census tracts, regardless of income, and (2) borrowers with income greater than AMI who reside in low-income census tracts that are minority census tracts. Consistent with current practice, FHFA would continue to set the overall low-income areas goal on an annual basis to take account of mortgage loans made to borrowers who reside in designated disaster areas.

Current and Proposed Single-Family Goals
(percentage of overall qualified single-family purchases)
	Current Benchmark Level	Proposed Benchmark Level
Single-Family Goals	2018-2021	2022-2024
Low-Income Home Purchase Goal	24%	28%
Very Low-Income Home Purchase Goal	6%	7%
Minority Census Tracts Subgoal (New)	N/A	10%
Low-Income Census Tracts Subgoal (New)	N/A	4%
Low-Income Refinance Goal	21%	26%
Proposed Multifamily Housing Goals
Under FHFA's proposed rule, FHFA would evaluate our performance for 2022 through 2024 against the following multifamily goals and subgoals.

Current and Proposed Multifamily Goals
(number of multifamily units)
	Current Benchmark Level	Proposed Benchmark Level
Multifamily Goals	2018-2021	2022-2024
Low-Income Goal	315,000	415,000
Very Low-Income Subgoal	60,000	88,000
Small Multifamily (5-50 Units) Low-Income Subgoal	10,000	23,000
The 2022 to 2024 goals proposed by FHFA are at higher levels than our 2018 to 2021 goals, particularly for the small multifamily low-income subgoal. See “Risk Factors—GSE and Conservatorship Risk” in our 2020 Form 10-K for a discussion of how pursuing our housing goals may adversely affect our business or financial results or condition.
2020 Housing Goals Performance
In August 2021, FHFA notified us that it had preliminarily determined that we met all of our single-family and multifamily housing goals for 2020. See “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Housing Goals” in our 2020 Form 10-K for more information regarding our housing goals.
2021 Scorecard Update
In February 2021, FHFA released the 2021 Scorecard for Fannie Mae, Freddie Mac, and Common Securitization Solutions (the “2021 Scorecard”), which establishes corporate performance objectives for Fannie Mae, Freddie Mac, and Common Securitization Solutions for 2021. In August 2021, FHFA notified us that it had removed the following two objectives from the 2021 Scorecard: (1) Roadmap Toward End of Conservatorships: Continue to provide support to FHFA as needed to develop a roadmap with milestones for exiting conservatorship, including the development of any capital restoration plans; and (2) Housing Market Reform and Alignment: Conduct such activities as directed by FHFA related to housing market reform. More information on the 2021 Scorecard is provided in our current report on Form 8-K filed on February 18, 2021.
Changes to Common Securitization Solutions Board Structure
We rely on the common securitization platform operated by Common Securitization Solutions, LLC (“CSS”), a limited liability company we own jointly with Freddie Mac, for the operation of a majority of our single-family securitization activities. In October 2021, FHFA announced its determination, after a nearly two-year review, that CSS should focus on maintaining the resiliency of Fannie Mae’s and Freddie Mac’s mortgage-backed securities platform instead of expanding

Fannie Mae Third Quarter 2021 Form 10-Q	7

MD&A | Legislation and Regulation
its role to serve a broader market. FHFA noted in the announcement that the decision allows CSS to stay focused on the safety and soundness of the housing finance market and reduce unnecessary expenses as Fannie Mae and Freddie Mac rebuild capital. As a result, the independent members of the CSS Board of Managers brought on as part of the CSS market expansion activity have left the CSS Board of Managers. In addition, FHFA appointed a new Chair to the CSS Board who serves with the remaining five Board members: CSS’s Chief Executive Officer, two members designated by Fannie Mae and two members designated by Freddie Mac. Under the limited liability agreement for CSS, while Fannie Mae and Freddie Mac remain in conservatorship, the Board may not take any actions absent the Chair’s consent. We discuss risks posed by our reliance on CSS in “Risk Factors—GSE and Conservatorship Risk” in our 2020 Form 10-K.
Transition from LIBOR and Alternative Reference Rates
We are actively seeking to facilitate an orderly transition from the London Inter-bank Offered Rate (“LIBOR”). During 2021, we transitioned our method of interest-rate discounting for our derivatives positions, which we use in measuring our future interest-rate risk, from LIBOR to the Secured Overnight Financing Rate (“SOFR”).
The transition from LIBOR will require action by many market participants and leadership from organizations such as the Alternative Reference Rates Committee (the “ARRC”) member firms, FHFA, our advisors, and other regulators and may involve action by one or more legislatures in the U.S and abroad. Federal legislation is currently being considered by Congress that is aimed at providing a fair and orderly transition from LIBOR to alternative rates. We cannot predict the likelihood that any legislation is passed or the impact thereof. In October 2021, the ARRC announced that it will develop any and all remaining final details of the ARRC’s recommended fallback rates for LIBOR consumer products no later than one year before the date when LIBOR is expected to cease (that is, by June 30, 2022). This timeline is meant to provide market participants sufficient time to prepare for an orderly transition. For additional information, see “Business—Legislation and Regulation—The Future of LIBOR and Alternative Reference Rates” in our 2020 Form 10-K.

Fannie Mae Third Quarter 2021 Form 10-Q	8

MD&A | Key Market Economic Indicators
Key Market Economic Indicators

Below we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments. Our forecasts and expectations are subject to many uncertainties, including the pace and nature of economic growth, and may change, perhaps substantially, from our current forecasts and expectations. For example, home price growth could be adversely affected if growth in gross domestic product (“GDP”) is weaker than we currently expect, if unemployment, particularly among existing homeowners and potential new home buyers, is higher than we expect, or if the housing market is more sensitive to economic and labor-market weaknesses than we expect. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
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
•Fair value gains (losses). We have exposure to fair value gains and losses resulting from changes in interest rates, primarily through our mortgage commitment derivatives and risk management derivatives, which we mark to market through earnings. Fair value gains and losses on our mortgage commitment derivatives fluctuate depending on how interest rates and prices move between the time a commitment is opened and when it settles. The net position and composition across the yield curve of our risk management derivatives changes over time. As a result, interest rate changes (increases or decreases) and yield curve changes (parallel, steepening or flattening shifts) will generate varying amounts of fair value gains or losses in a given period.

Fannie Mae Third Quarter 2021 Form 10-Q	9

MD&A | Key Market Economic Indicators
•Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our loans, which generally increases the expected impairment and provision for credit losses on loans, particularly those modified in troubled debt restructuring arrangements. Decreases in mortgage interest rates tend to shorten the expected lives of our loans, which reduces the impairment and provision for credit losses on such loans.
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
•Home price growth in the first nine months of 2021 was 16.0% on a national basis, the highest nine-month home price growth rate in the history of the Fannie Mae national home price index, driven by continued low interest rates and low levels of housing supply relative to the level of demand.
•We currently expect home price growth on a national basis in 2021 of 18.4%, which exceeds our prior forecast for the year and home price growth realized in 2020 of 10.5%. We expect significant regional variation in the timing and rate of home price growth.
•The pace of rapid home price growth that we have experienced over the last year is not expected to continue. We expect home price growth to moderate to an annual growth rate of just below 8% in 2022, with slower growth expected thereafter. As home price growth slows, we expect the amount of positive benefit, if any, to our credit-related income (provision) to moderate as well.

Fannie Mae Third Quarter 2021 Form 10-Q	10

MD&A | Key Market Economic Indicators
New Housing Starts(1)

34.6%
28.0%
17.2%
(10.9)%
24.6%
(5.2)%
8.6%
(4.2)%
(1.4)%
(1.4)%
1,440
399
1,041
1,576
356
1,220
1,599
443
1,156
1,589
482
1,107
1,566
475
1,091
3Q20
4Q20
1Q21
2Q21
3Q21
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
•We expect a continued lack of inventory for both new and existing homes will likely continue to constrain sales into the fourth quarter. Due to the current strength in housing demand and low supply of homes for sale, we expect single-family housing starts to be higher in 2021 than in 2020. Similarly, despite the constraints on home sales, we continue to expect housing activity to remain solid throughout the remainder of 2021 and into 2022.
•Construction demand in the multifamily sector strengthened in the first nine months of 2021, with multifamily starts posting a solid increase during the period. While we expect multifamily starts to moderate in the remainder of 2021, we expect that, on an annual basis, they will be higher overall in 2021 than in 2020.

Fannie Mae Third Quarter 2021 Form 10-Q	11

MD&A | Key Market Economic Indicators
GDP, Unemployment Rate and Personal Consumption

3.5%
3.6%
4.4%
11.1%
41.4%
33.8%
7.8%
6.7%
6.0%
5.9%
4.8%
3.2%
2.8%
1.7%
1.9%
(6.9)%
(5.1)%
(33.4)%
(31.2)%
3.4%
4.5%
11.4%
6.3%
12.0%
6.7%
1.6%
2.0%
3Q19
4Q19
1Q20
2Q20
3Q20
4Q20
1Q21
2Q21
3Q21
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
•The economic recovery from the impact of the COVID-19 pandemic began in the second half of 2020 and continued its momentum through the first nine months of 2021, with the second quarter 2021 GDP number pushing GDP above its pre-pandemic level. In the third quarter of 2021, GDP growth slowed due to reduced consumer spending, particularly driven by the Delta variant of the coronavirus, global supply chain disruptions and decreased service and travel sector spending. The pace and strength of economic expansion remains uncertain and will depend on a number of factors, including the continuance of supply chain disruptions and related inflationary pressures, recovery of economic activity outside the U.S., current labor market shortages, the impact of the emergence of new, more infectious variants of the coronavirus and COVID-19 vaccination

Fannie Mae Third Quarter 2021 Form 10-Q	12

MD&A | Key Market Economic Indicators
rates.
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

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2021	2020	Variance	2021	2020	Variance
	(Dollars in millions)
Net interest income(1)	$6,972	$6,656	$316	$22,000	$17,780	$4,220
Fee and other income	111	93	18	301	303	(2)
Net revenues	7,083	6,749	334	22,301	18,083	4,218
Investment gains, net	243	653	(410)	934	644	290
Fair value gains (losses), net(1)	(17)	(327)	310	321	(1,621)	1,942
Administrative expenses	(745)	(762)	17	(2,239)	(2,265)	26
Credit-related income (expense):
Benefit (provision) for credit losses	937	501	436	4,290	(2,094)	6,384
Foreclosed property expense	(69)	(71)	2	(105)	(161)	56
Total credit-related income (expense)	868	430	438	4,185	(2,255)	6,440
TCCA fees	(781)	(679)	(102)	(2,270)	(1,976)	(294)
Credit enhancement expense(2)	(233)	(325)	92	(791)	(1,061)	270
Change in expected credit enhancement recoveries(3)	(42)	(48)	6	(117)	413	(530)
Other expenses, net(4)	(268)	(313)	45	(867)	(792)	(75)
Income before federal income taxes	6,108	5,378	730	21,457	9,170	12,287
Provision for federal income taxes	(1,266)	(1,149)	(117)	(4,470)	(1,935)	(2,535)
Net income	$4,842	$4,229	$613	$16,987	$7,235	$9,752
Total comprehensive income	$4,828	$4,216	$612	$16,914	$7,224	$9,690
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
(2)Consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRTTM programs, enterprise-paid mortgage insurance (“EPMI”), and certain lender risk-sharing programs.
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

Fannie Mae Third Quarter 2021 Form 10-Q	13

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
Under our hedge accounting program, we establish fair value hedging relationships between risk management derivatives, specifically interest-rate swaps, and qualifying portfolios of mortgage loans or funding debt. For hedging relationships that are highly effective, we recognize changes in the fair value of the hedged mortgage loans or funding debt attributable to movements in the benchmark interest rate in net interest income. We then offset that impact with the changes in fair value of the designated interest-rate swap. This has the effect of deferring the recognition of gains and losses on the hedging instrument to future periods by recognizing the offsetting gain or loss on the hedged item as a cost basis adjustment on the underlying loans or funding debt at the end of the hedge term. The cost basis adjustment is then subsequently amortized back into earnings. Accordingly, we deferred $194 million and $1.1 billion in net fair value losses as cost basis adjustments in the third quarter and first nine months of 2021, respectively, on our hedged loans and funding debt that will be amortized through “Net interest income” over the contractual life of the respective hedged items.
Although hedge accounting reduces the earnings volatility related to benchmark interest rate movements in any given period, it does not impact the amount of interest-rate-driven gains or losses we will ultimately recognize through earnings.
While we expect the earnings volatility related to benchmark interest rate movements to be reduced as a result of our adoption of hedge accounting, earnings variability driven by other factors, such as spreads, remains. In addition, our hedge accounting program is not designed to address earnings volatility driven by changes in cost basis amortization recognized in net interest income, which can be influenced by interest rate changes.
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

Fannie Mae Third Quarter 2021 Form 10-Q	14

MD&A | Consolidated Results of Operations
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Variance	2021	2020	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$3,643	$2,842	$801	$10,260	$8,119	$2,141
Base guaranty fee income related to TCCA(2)	781	679	102	2,270	1,976	294
Net amortization income(3)	2,338	2,713	(375)	8,600	6,174	2,426
Total net interest income from guaranty book of business	6,762	6,234	528	21,130	16,269	4,861
Net interest income from portfolios	170	422	(252)	742	1,511	(769)
Income from hedge accounting(4)	40	—	40	128	—	128
Total net interest income	$6,972	$6,656	$316	$22,000	$17,780	$4,220
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
Net interest income increased modestly in the third quarter of 2021 compared with the third quarter of 2020, primarily driven by higher base guaranty fee income, partially offset by lower net amortization income and lower income from portfolios. The increase in net interest income for the first nine months of 2021 compared with the first nine months of 2020 was primarily driven by higher net amortization income and higher base guaranty fee income, partially offset by lower income from portfolios.
•Higher base guaranty fee income. An increase in the size of our guaranty book of business over the prior year was the primary driver of the increase in base guaranty fee income in the third quarter and first nine months of 2021.
•Net amortization income. Throughout the first nine months of 2021 we continued to be in a low interest-rate environment and observed higher volumes of refinancings compared to the first nine months of 2020, during which refinancing volumes did not increase sharply until the second quarter when mortgage rates began to decline to historical lows. As a result, in the first nine months of 2021 we had higher prepayment volumes, which accelerated the amortization of cost basis adjustments, including upfront fees we recognize over the contractual life of the loans, on mortgage loans of consolidated trusts and the related debt.
Although interest rates remained low in the third quarter of 2021, amortization income was lower as there were fewer borrowers who could benefit from refinancing compared with the third quarter of 2020, contributing to a decline in net amortization income.
•Lower income from portfolios. Lower income from portfolios for the first nine months of 2021 was primarily due to lower yields on our mortgage loans and assets in our other investments portfolio as a result of a lower interest-rate environment throughout the first nine months of 2021. This was partially offset by a decrease in interest expense on our funding debt due to a decrease in average borrowing costs.
Lower income from portfolios in the third quarter of 2021 was primarily due to a decrease in the average balance of our lender liquidity portfolio driven by a decline in mortgage refinance activity, primarily in the second and third quarters of 2021, leading to lower acquisition volumes through the whole loan conduit. See “Retained Mortgage Portfolio” for more information.

Fannie Mae Third Quarter 2021 Form 10-Q	15

MD&A | Consolidated Results of Operations
Over half of our single-family guaranty book of business has been originated since the beginning of 2020, as borrowers took advantage of the historically low rate environment. However, refinancing activity began to taper in the second quarter of 2021 and declined further in the third quarter of 2021. We expect refinancing activity to be significantly lower in 2022 compared to 2021 levels as fewer borrowers may benefit from refinancing. We expect that lower levels of refinancing in the future will continue to slow the rate at which we amortize cost basis adjustments. Slower turnover in our book of business will likely result in lower amortization income as the average life of our outstanding book of business may extend. In addition, a slower turnover rate would limit the impact that changes in our guaranty fees have on our future revenues as any changes would take longer to meaningfully impact the average charged guaranty fee on our total book of business.
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest for up to six months of delinquency provided that the loans were either current at March 1, 2020 or originated after March 1, 2020. We continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured. This resulted in a large portion of delinquent loans, including those in a forbearance arrangement, remaining on accrual status as of September 30, 2021 and September 30, 2020. See “Note 3, Mortgage Loans” for more information about our nonaccrual accounting policy and “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for details about loans in forbearance, as well as on-balance sheet loans past due 90 days or more and continuing to accrue interest.

Fannie Mae Third Quarter 2021 Form 10-Q	16

MD&A | Consolidated Results of Operations
Analysis of Net Interest Income
The table below displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of unpaid principal balance net of unamortized cost basis adjustments. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. For the third quarter and first nine months of 2021, net interest income was impacted by the application of fair value hedge accounting beginning in January 2021.

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae(2)	$81,999	$673	3.28%	$118,270	$959	3.24%
Mortgage loans of consolidated trusts(2)	3,800,970	24,125	2.54	3,401,660	24,851	2.92
Total mortgage loans(3)	3,882,969	24,798	2.55	3,519,930	25,810	2.93
Mortgage-related securities	5,975	34	2.28	9,582	63	2.63
Non-mortgage-related securities(4)	184,325	111	0.24	152,229	133	0.34
Federal funds sold and securities purchased under agreements to resell or similar arrangements	36,839	5	0.05	47,200	14	0.12
Advances to lenders	8,522	33	1.55	8,845	33	1.46
Total interest-earning assets	$4,118,630	24,981	2.43%	$3,737,786	26,053	2.79%
Interest-bearing liabilities:
Short-term funding debt	$4,324	*	*	$33,349	(19)	0.22%
Long-term funding debt(2)	225,568	(659)	1.17%	237,020	(806)	1.36
CAS debt	13,855	(144)	4.16	16,932	(188)	4.44
Total debt of Fannie Mae	243,747	(803)	1.32	287,301	(1,013)	1.41
Debt securities of consolidated trusts held by third parties	3,829,882	(17,206)	1.80	3,439,484	(18,384)	2.14
Total interest-bearing liabilities	$4,073,629	(18,009)	1.77%	$3,726,785	(19,397)	2.08%
Net interest income/net interest yield		$6,972	0.66%		$6,656	0.71%

Fannie Mae Third Quarter 2021 Form 10-Q	17

MD&A | Consolidated Results of Operations

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae(2)	$96,249	$2,280	3.16%	$111,752	$3,003	3.58%
Mortgage loans of consolidated trusts(2)	3,704,361	70,803	2.55	3,326,312	78,752	3.16
Total mortgage loans(3)	3,800,610	73,083	2.56	3,438,064	81,755	3.17
Mortgage-related securities	6,667	118	2.36	10,474	278	3.54
Non-mortgage-related securities(4)	160,623	326	0.27	107,155	510	0.63
Federal funds sold and securities purchased under agreements to resell or similar arrangements	52,705	17	0.04	41,030	135	0.43
Advances to lenders	9,135	106	1.53	7,726	92	1.56
Total interest-earning assets	$4,029,740	73,650	2.44%	$3,604,449	82,770	3.06%
Interest-bearing liabilities:
Short-term funding debt	$5,944	(4)	0.09%	$38,637	(175)	0.60%
Long-term funding debt(2)	243,659	(2,092)	1.14	187,628	(2,370)	1.68
CAS debt	14,323	(446)	4.15	18,813	(696)	4.93
Total debt of Fannie Mae	263,926	(2,542)	1.28	245,078	(3,241)	1.76
Debt securities of consolidated trusts held by third parties	3,739,575	(49,108)	1.75	3,357,411	(61,749)	2.45
Total interest-bearing liabilities	$4,003,501	(51,650)	1.72%	$3,602,489	(64,990)	2.41%
Net interest income/net interest yield		$22,000	0.73%		$17,780	0.66%
*    Represents less than $0.5 million of interest expense and less than 0.005% of average yield.
(1)Includes the effects of discounts, premiums and other cost basis adjustments. For the third quarter and first nine months of 2021, includes cost basis adjustments related to hedge accounting.
(2)Includes income of $40 million and $128 million from hedged funding debt, hedged mortgage loans and paired interest-rate swaps for the third quarter and first nine months of 2021, respectively. Substantially all of this amount is related to the hedged funding debt and paired interest-rate swaps. There was no income or expense from hedge accounting for the third quarter or first nine months of 2020.
(3)Average balance includes mortgage loans on nonaccrual status. Interest income from the amortization of loan fees, primarily consisting of upfront cash fees and yield maintenance fees, was $2.5 billion and $7.3 billion, respectively, for the third quarter and first nine months of 2021, compared to $2.6 billion and $6.6 billion, respectively, for the third quarter and first nine months of 2020.
(4)Consists of cash, cash equivalents and U.S. Treasury securities.

Fannie Mae Third Quarter 2021 Form 10-Q	18

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
Deferred Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale (“AFS”) securities, sale of loans, gains and losses recognized on the consolidation and deconsolidation of securities, and lower of cost or fair value adjustments on held-for-sale (“HFS”) loans.
The decrease in net investment gains in the third quarter of 2021 compared with the third quarter of 2020 was primarily driven by a decrease in the volume of sales of single-family HFS loans. The increase in net investment gains in the first nine months of 2021 compared with the first nine months of 2020 was primarily driven by a significant increase in the volume of sales of single-family HFS loans.
Fair Value Gains (Losses), Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments.
As discussed above in “Hedge Accounting Impact,” we began applying fair value hedge accounting in January 2021 to reduce earnings volatility in our financial statements driven by changes in interest rates. Accordingly, we now recognize the fair value gains and losses and the contractual interest income and expense associated with risk management derivatives designated in qualifying hedging relationships in net interest income. Prior to the implementation of our hedge accounting program, these fair value changes were included in “Fair value gains (losses), net.” Derivatives not designated in hedging relationships are unaffected by this change.

Fannie Mae Third Quarter 2021 Form 10-Q	19

MD&A | Consolidated Results of Operations
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps	$59	$(46)	$163	$(216)
Net change in fair value during the period	(97)	44	(734)	(85)
Impact of the presentation of fair value losses in net interest income for risk management derivatives designated in fair value hedges(1)	131	—	884	—
Risk management derivatives fair value gains (losses), net	93	(2)	313	(301)
Mortgage commitment derivatives fair value gains (losses), net	(25)	(672)	504	(2,327)
Credit enhancement derivatives fair value gains (losses), net	(55)	380	(163)	400
Total derivatives fair value gains (losses), net	13	(294)	654	(2,228)
Trading securities gains (losses), net	(129)	(91)	(726)	691
CAS debt fair value gains (losses), net	1	(9)	(25)	465
Other, net(2)	98	67	418	(549)
Fair value gains (losses), net	$(17)	$(327)	$321	$(1,621)
(1)Consists of the presentation of $192 million in fair value losses and $61 million in contractual interest income for the three months ended September 30, 2021 and $1.1 billion in fair value losses and $169 million in contractual interest income for the nine months ended September 30, 2021 in net interest income, for designated interest-rate swaps as a result of fair value hedge accounting.
(2)Consists of fair value gains and losses on non-CAS debt and mortgage loans held at fair value.
Fair value losses, net in the third quarter of 2021 were primarily impacted by losses on trading securities due to increases in U.S. Treasury yields during the third quarter of 2021, which resulted in losses on fixed-rate securities held in our other investments portfolio as prices declined. These losses were offset by the application of hedge accounting, which resulted in the presentation in “Net interest income” of fair value losses on designated interest-rate swaps, and decreases in the fair value of long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to rising interest rates.
Fair value gains, net in the first nine months of 2021 were primarily driven by:
•the application of hedge accounting resulting in the presentation of fair value losses on designated interest-rate swaps in “Net interest income;”
•increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period as interest rates increased; and
•decreases in the fair value of long-term debt of consolidated trusts held at fair value, which are included in “Other, net,” due to rising interest rates.
These gains were partially offset by fair value losses in the first nine months of 2021 on trading securities, primarily driven by increases in interest rates during the first quarter, which resulted in losses on fixed-rate securities held in our other investments portfolio.
Fair value losses, net in the third quarter of 2020 were primarily driven by:
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
These losses were partially offset by fair value gains in the third quarter of 2020 on credit enhancement derivatives, primarily driven by higher projected default rates on our lender risk-sharing securities as delinquencies increased on the underlying loans, thus increasing the value of the securities to us.
Fair value losses, net in the first nine months of 2020 were primarily driven by:

Fannie Mae Third Quarter 2021 Form 10-Q	20

MD&A | Consolidated Results of Operations
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
Credit-Related Income (Expense)
Our credit-related income or expense can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed and the redesignation of loans from held-for-investment (“HFI”) to HFS.
Our credit-related income or expense and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. As described below, since the onset of the COVID-19 pandemic in early 2020, our credit-related income or expense and our loss reserves have been significantly affected by our estimates of the impact of the pandemic and the pace and strength of the economy’s subsequent recovery, which require significant management judgment. Although we believe the estimates underlying our allowance are reasonable, we may observe future volatility in these estimates as we continue to observe actual loan performance data and update our models and assumptions relating to this unprecedented event.

Fannie Mae Third Quarter 2021 Form 10-Q	21

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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$185	$(18)	$155	$(85)
Redesignation of loans from HFI to HFS	118	510	1,103	685
Actual and forecasted home prices	584	939	2,887	355
Actual and projected interest rates	(86)	25	(674)	1,366
Changes in assumptions regarding COVID-19 forbearance and loan delinquencies(2)	214	(537)	551	(3,127)
Other(3)(4)	(130)	(377)	78	(603)
Single-family benefit (provision) for credit losses	885	542	4,100	(1,409)
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)	(40)	(32)	(180)	(106)
Actual and projected interest rates	(7)	(48)	15	226
Actual and projected economic data(5)	68	—	389	—
Estimated impact of the COVID-19 pandemic	42	49	119	(825)
Other(4)	(13)	(11)	(155)	22
Multifamily benefit (provision) for credit losses	50	(42)	188	(683)
Total benefit (provision) for credit losses	$935	$500	$4,288	$(2,092)

Change in expected credit enhancement recoveries:(6)
Single-family	$(28)	$(48)	$(101)	$218
Multifamily	(15)	(4)	(30)	188
Total change in expected credit enhancement recoveries	$(43)	$(52)	$(131)	$406
(1)Primarily consists of loan acquisitions, liquidations and amortization of modification concessions granted to borrowers and write-offs of amounts determined to be uncollectible. For multifamily, changes in loan activity also includes changes in the allowance due to loan delinquencies and the impact of changes in debt service coverage ratios (“DSCRs”) based on updated property financial information, which is used to assess loan credit quality.
(2)Includes changes in the allowance due to assumptions regarding loss mitigation when loans exit forbearance, as well as adjustments to modeled results.
(3)Prior-period amounts have been adjusted to conform to the current-year presentation to include provision for allowance on accrued interest receivable.
(4)Includes provision for allowance on accrued interest receivable. For single-family, also includes the impact of changes in assumptions as well as changes in the reserve for guaranty losses that are not separately included in the other components. For multifamily, also includes the impact of model enhancements implemented in the first nine months of 2021.
(5)For the three and nine months ended September 30, 2020, the impact of actual and projected economic data is grouped with “Estimated impact of the COVID-19 pandemic” as these impacts were driven by the pandemic.
(6)Includes increase (decrease) in expected credit enhancement recoveries only for active loans. Recoveries received after foreclosure, which are included in “Change in expected credit enhancement recoveries” in “Summary of Condensed Consolidated Results of Operations,” are not included.

Fannie Mae Third Quarter 2021 Form 10-Q	22

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
The primary factors that contributed to our single-family benefit for credit losses in the third quarter of 2021 were:
•Benefit from actual and forecasted home price growth. During the third quarter of 2021, actual home price growth continued to be strong. We also increased our expectations for home price growth on a national basis for full-year 2021. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price appreciation and our home price forecast.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. During the third quarter of 2021, the benefit was primarily driven by the removal of the remaining non-modeled adjustment related to COVID-19 as discussed below.
The primary factors that contributed to our single-family benefit for credit losses in the first nine months of 2021 were:
•Benefit from actual and forecasted home price growth, as discussed in “Key Market Economic Indicators,” which have been robust throughout 2021.
•Benefit from the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS. We redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a net benefit for credit losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. During the first and second quarters of 2021, management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic that was not represented in historical data or otherwise captured by our credit model. As of September 30, 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies have all become much less uncertain. Specifically, the decrease in uncertainty as of September 30, 2021 compared with the end of 2020 was primarily driven by the passage of the American Rescue Plan Act of 2021 and the broad implementation of the COVID-19 vaccination program in the United States, which contributed to a significant increase in business activity and helped support continued economic growth. There has also been a steady decline in the number of borrowers in a COVID-19-related forbearance, lessening expectations of credit losses. Additionally, we believe the array of possible future economic environments included in our credit model, which captures scenarios that may be remote, combined with data consumed over the course of the COVID-19 pandemic, have removed the need to continue to supplement modeled results.
The impact of these factors was partially offset by the impact of the following factor, which reduced our single-family benefit for credit losses recognized in the first nine months of 2021:
•Provision for higher actual and projected interest rates. Actual and projected interest rates were higher as of September 30, 2021 compared with December 31, 2020. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans. Lower expected prepayments extend the expected lives of modified loans, which increases the expected impairment relating to term and interest-rate concessions provided on these loans, resulting in a provision for credit losses.
The primary factors that contributed to our single-family provision for credit losses in the first nine months of 2020 were:
•Provision for changes in assumptions regarding COVID-19 forbearance and loan delinquencies, which included adjustments to modeled results. Our single-family provision for credit losses for the first nine months of 2020 was driven by the economic dislocation caused by the COVID-19 pandemic, with the majority of the provision recognized in the first quarter of 2020. Estimating expected credit losses as a result of the COVID-19 pandemic continued to require significant management judgment regarding a number of matters, including our expectations surrounding borrower participation in a COVID-19-related forbearance, the type and extent of loss mitigation that may be needed when the loan exits forbearance, the high degree of uncertainty regarding the future course of the pandemic and its effect on the economy, and expectations regarding the impact of fiscal stimulus to support borrowers. As a result, the model used to estimate single-family credit losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. The model consumed data from the initial months of the pandemic, including loan delinquencies, and updated credit profile data for

Fannie Mae Third Quarter 2021 Form 10-Q	23

MD&A | Consolidated Results of Operations
loans in forbearance. As more of this data was consumed by our credit loss model, we reduced the non-modeled adjustment initially recorded in the first quarter.
In the third quarter of 2020, management continued to apply its judgment and supplement model results as of September 30, 2020, taking into account the continued high degree of uncertainty regarding the future impact of the pandemic and its effect on the economy, future economic and housing policy, and extended foreclosure moratoriums. These factors, combined with higher loan delinquencies, led to an increase in provision attributable to these COVID-19-related factors, which was partially offset by a decrease in our estimated single-family cumulative forbearance take-up based on the economic data and forbearance activity observed through the third quarter of 2020.
•Provision for allowance on accrued interest receivable included in Other. In the third quarter of 2020, Other primarily consisted of provision for allowance on accrued interest receivable. As a result of our update to the application of our nonaccrual policy in the second quarter of 2020, we continued to accrue interest for those loans that were negatively impacted by the COVID-19 pandemic. This update resulted in a significant portion of delinquent loans, which were current as of March 1, 2020 and subsequently became delinquent, remaining on accrual status at the end of the third quarter of 2020. Accordingly, we established a valuation allowance for expected credit losses on the accrued interest receivable balance based on our evaluation of collectability.
The factors discussed above were offset by the factors below, which contributed to a single-family benefit for credit losses for the third quarter of 2020 and reduced the amount of single-family provision for credit losses recognized in the first nine months of 2020:
•Benefit from lower actual and projected interest rates. For much of 2020, we continued to be in a historically low interest-rate environment. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for credit losses. Most of this benefit from lower actual and projected mortgage interest rates was recognized in the first half of 2020.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. In the third quarter of 2020, we resumed sales of reperforming loans after our suspension of new loan sales in the second quarter of 2020. As a result, we redesignated certain reperforming single-family loans from HFI to HFS in the third quarter of 2020, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, which contributed to a net benefit for credit losses for the third quarter and first nine months of 2020 as shown in the table above.
•Benefit from actual and expected home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020. However, the negative impact from the first quarter of 2020 was more than offset by an increase in actual home price growth in the second and third quarters. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates.
Multifamily Benefit (Provision) for Credit Losses
The primary factors that contributed to our multifamily benefit for credit losses in the third quarter and first nine months of 2021 were:
•Benefit from actual and projected economic data. In the third quarter and first nine months of 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan defaults resulting in a benefit for credit losses for the quarter and year-to-date.
•Benefit from lower expected credit losses as a result of the COVID-19 pandemic. Similar to our single-family benefit for credit losses described above, for the first and second quarters of 2021 management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic. As of September 30, 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies have all become much less uncertain. See “Single-Family Benefit (Provision) for Credit Losses,” above for more information on these factors.

Fannie Mae Third Quarter 2021 Form 10-Q	24

MD&A | Consolidated Results of Operations
Our multifamily provision for credit losses in the third quarter and first nine months of 2020 was primarily driven by:
•Provision for actual and projected economic data and estimated impact of the COVID-19 pandemic, which includes adjustments to modeled results. Our multifamily provision for credit losses for the first nine months of 2020 was driven by higher expected losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty, driven by elevated unemployment, which we expected would result in a decrease of multifamily property income and property values. In addition, the multifamily provision for credit losses included increased expected credit losses on seniors housing loans, as these properties were disproportionately impacted by the pandemic. The vast majority of these expenses were recognized in the first half of 2020. Consistent with the single-family discussion above, the model we used to estimate multifamily credit losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. The model consumed data from the initial months of the pandemic, but we continued to apply management judgment and supplement model results as of September 30, 2020, taking into account the continued high degree of uncertainty that remained relating to the impact of the pandemic.
In the third quarter of 2020, our multifamily provision for expected credit losses as a result of the COVID-19 pandemic was relatively flat. In September 2020, we decreased our estimate for credit losses due to a downward revision of our estimated multifamily cumulative forbearance take-up rates, as well as an improved forecasted unemployment rate. These benefits were offset by continued economic uncertainty, forbearance arrangements that were extended beyond the initial term, and overall increased delinquencies. These factors, inclusive of the other components of the multifamily provision for credit losses, resulted in a modest expense for the third quarter of 2020. See “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for information on our multifamily loans in forbearance.

Fannie Mae Third Quarter 2021 Form 10-Q	25

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2021	December 31, 2020	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$94,987	$66,537	$28,450
Restricted cash and cash equivalents	66,087	77,286	(11,199)
Investments in securities	98,095	138,239	(40,144)
Mortgage loans:
Of Fannie Mae	78,415	117,911	(39,496)
Of consolidated trusts	3,831,588	3,546,533	285,055
Allowance for loan losses	(6,334)	(10,552)	4,218
Mortgage loans, net of allowance for loan losses	3,903,669	3,653,892	249,777
Deferred tax assets, net	13,128	12,947	181
Other assets	33,243	36,848	(3,605)
Total assets	$4,209,209	$3,985,749	$223,460
Liabilities and equity
Debt:
Of Fannie Mae	$234,843	$289,572	$(54,729)
Of consolidated trusts	3,907,626	3,646,164	261,462
Other liabilities	24,567	24,754	(187)
Total liabilities	4,167,036	3,960,490	206,546
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(78,663)	(95,577)	16,914
Total equity	42,173	25,259	16,914
Total liabilities and equity	$4,209,209	$3,985,749	$223,460
Cash and Cash Equivalents and Federal Funds Sold and Securities Purchased under Agreements to Resell or Similar Arrangements and Investments in Securities
Investments in securities declined from December 31, 2020 to September 30, 2021 primarily driven by a shift from investments in U.S. Treasury securities to investments in cash equivalents, as well as a decrease in funding debt issuances during the period. With lower funding debt issuances, our other investments portfolio declined as maturing investments in securities were not replaced.
For further discussion, see “Liquidity and Capital Management—Liquidity Management.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of September 30, 2021 compared with December 31, 2020, driven by an increase in loan acquisitions, primarily from continued high refinancing activity, outpacing liquidations and sales.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”

Fannie Mae Third Quarter 2021 Form 10-Q	26

MD&A | Consolidated Balance Sheet Analysis
Debt
The decrease in debt of Fannie Mae from December 31, 2020 to September 30, 2021 was primarily due to decreased funding needs. The increase in debt of consolidated trusts from December 31, 2020 to September 30, 2021 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our net equity increased as of September 30, 2021 compared with December 31, 2020 by the amount of our comprehensive income recognized during the first nine months of 2021.
The aggregate liquidation preference of the senior preferred stock increased to $158.8 billion as of September 30, 2021 and will further increase to $163.7 billion as of December 31, 2021 due to the $4.8 billion increase in our net worth during the third quarter of 2021.
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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of September 30, 2021 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The decrease in our retained mortgage portfolio as of September 30, 2021 compared with December 31, 2020 was primarily due to a decrease in our lender liquidity portfolio driven by a decline in mortgage refinance activity, primarily in the second and third quarters of 2021, leading to lower acquisition volumes through the whole loan conduit. In addition, sales of reperforming and nonperforming mortgage loans drove a decrease in our loss mitigation portfolio.

Fannie Mae Third Quarter 2021 Form 10-Q	27

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities” or “Mortgage loans of Fannie Mae” in our Summary of Condensed Consolidated Balance Sheets.

Retained Mortgage Portfolio
	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$23,173	$34,810
Mortgage loans	23,621	45,895
Total lender liquidity	46,794	80,705
Loss mitigation mortgage loans(2)	42,144	56,315
Other:
Reverse mortgage loans	10,426	12,388
Mortgage loans	4,069	4,881
Reverse mortgage securities(3)	6,496	7,185
Private-label and other securities	381	473
Fannie Mae-wrapped private-label securities	460	521
Mortgage revenue bonds	140	182
Total other	21,972	25,630
Total retained mortgage portfolio	$110,910	$162,650

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$105,184	$154,943
Multifamily mortgage loans and mortgage-related securities	$5,726	$7,707
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans classified as troubled debt restructurings (“TDRs”) that were on accrual status of $18.7 billion and $29.4 billion as of September 30, 2021 and December 31, 2020, respectively, and single-family loans on nonaccrual status of $13.0 billion and $19.6 billion as of September 30, 2021 and December 31, 2020. Includes multifamily loans classified as TDRs that were on accrual status of $30 million and $20 million as of September 30, 2021 and December 31, 2020, respectively, and multifamily loans on nonaccrual status of $449 million and $536 million as of September 30, 2021 and December 31, 2020, respectively.
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
We include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of September 30, 2021, 10% of the notional value of our interest-only securities was $2.1 billion, which is not included in the table above.
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

Fannie Mae Third Quarter 2021 Form 10-Q	28

MD&A | Retained Mortgage Portfolio
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
In support of our loss mitigation strategies, we purchased $6.1 billion of loans from our single-family MBS trusts in the first nine months of 2021, the substantial majority of which were delinquent, compared with $9.2 billion of loans purchased from single-family MBS trusts in the first nine months of 2020. We expect the amount of loans we buy out of trusts will increase slightly in 2022 compared with 2021 as loans exiting COVID-19-related forbearance will lead to an increase in the number of delinquencies and loan modifications. The size of our retained mortgage portfolio will be impacted by the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio. These factors are highly uncertain and depend on a number of things, including the length of time loans remain in forbearance, the duration of foreclosure suspensions, future loan sales and the nature and success of our loss mitigation activities, including payment deferrals and repayment plans, which do not require us to purchase loans out of trust. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for information on our loans in forbearance.
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

Fannie Mae Third Quarter 2021 Form 10-Q	29

MD&A | Guaranty Book of Business
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 89% and 90% of our guaranty book of business as of September 30, 2021 and December 31, 2020, respectively.

Composition of Fannie Mae Guaranty Book of Business
	As of
	September 30, 2021			December 31, 2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,492,837	$411,137	$3,903,974	$3,305,030	$386,379	$3,691,409
Government guaranty book of business(2)	17,659	763	18,422	20,777	2,268	23,045
Guaranty book of business	3,510,496	411,900	3,922,396	3,325,807	388,647	3,714,454
Freddie Mac securities guaranteed by Fannie Mae(3)	190,229	—	190,229	137,316	—	137,316
Total Fannie Mae guarantees	$3,700,725	$411,900	$4,112,625	$3,463,123	$388,647	$3,851,770
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of approximately (i) $159.7 billion and $110.7 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of September 30, 2021 and December 31, 2020, respectively; and (ii) $30.6 billion and $26.6 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of September 30, 2021 and December 31, 2020, respectively.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2021, we paid $603 million to the funds based on our new business purchases in 2020. For the first nine months of 2021, we recognized an expense of $470 million related to this obligation based on $1.1 trillion in new business purchases during the period. We expect to pay this amount to the funds in 2022, plus additional amounts to be accrued based on our new business purchases in the fourth quarter of 2021. See “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Affordable Housing Allocations” in our 2020 Form 10-K for more information regarding this obligation.
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
The chart below displays net revenues and net income for each of our business segments for the first nine months of 2020 compared with the first nine months of 2021. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)

Fannie Mae Third Quarter 2021 Form 10-Q	30

MD&A | Business Segments
In the following sections, we describe each segment’s business metrics, financial results and credit performance. For an overview of how we are compensated for and manage the risk of credit losses through the life cycle of our loans and how we measure our credit risk, see “Business—Managing Mortgage Credit Risk” in our 2020 Form 10-K.
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
Single-Family Mortgage Market
Housing activity increased slightly in the third quarter of 2021 compared to the second quarter of 2021. Total existing home sales averaged 6.1 million units annualized in the third quarter of 2021, compared with 5.8 million units in the second quarter of 2021, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales remained relatively flat during the third quarter of 2021, averaging an annualized rate of approximately 738,000 units, compared with approximately 737,300 units in the second quarter of 2021.
The 30-year fixed mortgage rate averaged 2.90% in September 2021, compared with 2.98% in June 2021, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2021 will decrease slightly from 2020 levels by approximately 1%, from an estimated $4.37 trillion in 2020 to $4.32 trillion in 2021, and that the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $2.80 trillion in 2020 to $2.47 trillion in 2021. We forecast that total originations in the U.S. single-family mortgage market in 2022 will decrease from 2021 levels by approximately 23% to an estimated $3.33 trillion in 2022 and refinance originations will decrease from 2021 levels by approximately 47% to an estimated $1.32 trillion in 2022. Declining origination volume reduces the number of mortgages available for us to acquire, which affects our business volume. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Market Activity
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $303.1 billion for the third quarter of 2021, compared with $383.8 billion for the third quarter of 2020. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the third quarter of 2021 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
Third Quarter 2021

Fannie Mae Third Quarter 2021 Form 10-Q	31

MD&A | Single-Family Business | Single-Family Market Activity
We estimate our share of single-family mortgage-related securities issuances was 40% in the second quarter of 2021 and 41% in the third quarter of 2020.
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,422.0 billion as of September 30, 2021 and $3,200.9 billion as of December 31, 2020.
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

Fannie Mae Third Quarter 2021 Form 10-Q	32

MD&A | Single-Family Business | Single-Family Business Metrics
Average charged guaranty fee on newly acquired conventional single-family loans is a metric management uses to measure the price we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the sum of the base guaranty fees charged during the period for our new single-family conventional guaranty arrangements, which we will receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments, based on an estimated average life at the time of acquisition. We use loan-level price adjustments, including various upfront risk-based fees, to price for the credit risk we assume in providing our guaranty. FHFA must approve changes to the national loan-level price adjustments we charge and can direct us to make other changes to our single-family guaranty fee pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fee, increased in the third quarter of 2021 compared with the third quarter of 2020 due to the slightly weaker credit risk profile of our third quarter 2021 acquisitions as well as the impact of the adverse market refinance fee, which was in effect for one month in the third quarter of 2021.

Single-Family Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Variance	2021	2020	Variance
	(Dollars in millions)
Net interest income(2)	$5,870	$5,870	$—	$19,087	$15,350	$3,737
Fee and other income	86	73	13	228	238	(10)
Net revenues	5,956	5,943	13	19,315	15,588	3,727
Investment gains, net	222	583	(361)	944	527	417
Fair value gains (losses), net	(31)	(244)	213	323	(1,734)	2,057
Administrative expenses	(620)	(634)	14	(1,862)	(1,888)	26
Credit-related income (expense)(3)	807	478	329	4,011	(1,556)	5,567
TCCA fees(2)	(781)	(679)	(102)	(2,270)	(1,976)	(294)
Credit enhancement expense	(174)	(274)	100	(619)	(897)	278
Change in expected credit enhancement recoveries(4)	(28)	(48)	20	(101)	218	(319)
Other expenses, net(5)	(261)	(307)	46	(863)	(722)	(141)
Income before federal income taxes	5,090	4,818	272	18,878	7,560	11,318
Provision for federal income taxes	(1,065)	(1,049)	(16)	(3,952)	(1,623)	(2,329)
Net income	$4,025	$3,769	$256	$14,926	$5,937	$8,989
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
(4)Consists of increase (decrease) in benefits recognized from our single-family freestanding credit enhancements, which primarily relate to our CAS and CIRT programs.
(5)Consists primarily of debt extinguishment gains and losses, housing trust fund expenses, servicer fees paid in connection with certain loss mitigation activities, and loan subservicing costs.
Net Interest Income
Single-family net interest income remained flat in the third quarter of 2021 compared with the third quarter of 2020. Higher base guaranty fee income during the third quarter of 2021 was offset by lower net amortization income and lower income from portfolios.
The increase in single-family net interest income for the first nine months of 2021 compared with the first nine months of 2020 was primarily driven by higher base guaranty fee income and higher net amortization income, partially offset by lower income from portfolios.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”

Fannie Mae Third Quarter 2021 Form 10-Q	33

MD&A | Single-Family Business | Single-Family Business Financial Results
Investment Gains, Net
The decrease in net investment gains in the third quarter of 2021 compared with the third quarter of 2020 was primarily driven by a decrease in the volume of sales of single-family HFS loans.
The increase in net investment gains in the first nine months of 2021 compared with the first nine months of 2020 was primarily driven by a significant increase in the volume of sales of single-family HFS loans.
The drivers of investment gains (losses), net for the Single-Family segment are consistent with the drivers of investment gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains (Losses), Net.”
Fair Value Gains (Losses), Net
Fair value losses, net in the third quarter of 2021 were primarily driven by losses on trading securities, partially offset by decreases in the fair value of long-term debt of consolidated trusts held at fair value.
Fair value gains, net in the first nine months of 2021 were largely impacted by the implementation of our hedge accounting program resulting in the presentation of fair value losses on designated interest-rate swaps in “net interest income.” Fair value gains, net in the first nine months of 2021 were also driven by gains as a result of increases in the fair value of mortgage commitment derivatives and decreases in the fair value of long-term debt of consolidated trusts held at fair value, which were partially offset by losses on trading securities.
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
Credit-Related Income (Expense)
Credit-related income for the third quarter of 2021 was driven by a benefit for credit losses due primarily to strong actual and forecasted home price growth and a reduction in our estimate of losses we expect to incur as a result of the COVID-19 pandemic.
Credit-related income for the first nine months of 2021 was driven by a benefit for credit losses due primarily to strong actual and forecasted home price growth, the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS and a reduction in our estimate of losses we expect to incur as a result of the COVID-19 pandemic. The impact of those factors was partially offset by higher actual and projected interest rates.
Credit-related income for the third quarter of 2020 was primarily driven by a decrease in our allowance for loan losses due to an increase in actual and forecasted home prices and the redesignation of certain reperforming single-family loans from HFI to HFS. This was partially offset by an increase to our allowance for loan losses we expected to incur as a result of the COVID-19 pandemic as well as an increase in the allowance on accrued interest receivable.
Credit-related expense for the first nine months of 2020 was primarily driven by an increase in our allowance for loan losses due to losses we expected to incur as a result of the COVID-19 pandemic, as well as an increase in the allowance on accrued interest receivable due to the updated application of our nonaccrual policy. This was partially offset by lower actual and projected mortgage interest rates and the redesignation of certain reperforming single-family loans from HFI to HFS.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for more information on the primary factors that contributed to our single-family credit-related income (expense).

Fannie Mae Third Quarter 2021 Form 10-Q	34

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
Based on improved current market conditions, we are no longer offering most of the COVID-19-related temporary flexibilities to our Selling Guide requirements that we had previously offered.
We continue to maintain the following temporary selling policy updates, which provide clarity and mitigate risk:
•requiring additional due diligence regarding the payment status of a borrower’s existing mortgage loans;
•providing clarity for assessing self-employment income for qualifying purposes; and
•requiring that loans be no more than six months old to be eligible for sale to us.
In October 2021, FHFA announced that desktop appraisals would be incorporated into our Selling Guide for certain purchase loans beginning in early 2022 to sustainably advance the affordability of homeownership for mortgage borrowers. We previously offered a desktop appraisal option as a temporary flexibility from March 2020 through May 2021.
COVID-19 Servicing Policies
We worked with Freddie Mac as instructed by FHFA to implement temporary policies to assist borrowers impacted by COVID-19 in March 2020, and have subsequently amended some of these requirements. We continue to monitor the market and work with Freddie Mac as instructed by FHFA to amend or implement temporary policies in response to the COVID-19 pandemic to enable our single-family loan servicers to better assist borrowers impacted by COVID-19.
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
•adjusting the terms for a Flex Modification for eligible COVID-19-impacted borrowers to provide an opportunity to reduce the interest rate regardless of the mortgage loan’s post-modification mark-to-market loan-to-value (“LTV”) ratio. This change, which was announced on June 30, 2021, is intended to help all eligible borrowers obtain a lower payment on their mortgage loan. Servicers were required to implement the policy change no later than August 31, 2021;
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
The Consumer Financial Protection Bureau (“CFPB”) and certain states and localities have implemented COVID-19-related borrower and/or renter protections that are more extensive than our Servicing Guide requirements. On June 28,

Fannie Mae Third Quarter 2021 Form 10-Q	35

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
Single-Family Portfolio Diversification and Monitoring
The following table displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. As shown in the table below, our single-family conventional guaranty book of business has been impacted by record home price appreciation in the first nine months of 2021. The weighted average mark-to-market LTV ratio decreased from 58% as of December 31, 2020 to 54% as of September 30, 2021, and the percentage of our single-family conventional guaranty book of business with a mark-to-market LTV ratio over 80% decreased from 13% of our single-family conventional guaranty book of business as of December 31, 2020, to 7% as of September 30, 2021.
We provide additional information on the credit characteristics of our single-family loans in quarterly financial supplements, which we furnish to the Securities and Exchange Commission (the “SEC”) with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.

Fannie Mae Third Quarter 2021 Form 10-Q	36

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Original LTV ratio:(4)
<= 60%	30%	28%	32%	25%	26%	23%
60.01% to 70%	16	15	16	16	15	14
70.01% to 80%	31	33	31	34	34	35
80.01% to 90%	9	11	9	12	10	11
90.01% to 95%	10	10	9	10	10	11
95.01% to 100%	4	3	3	3	4	4
Greater than 100%	—	*	*	*	1	2
Total	100%	100%	100%	100%	100%	100%
Weighted average	70%	71%	69%	72%	72%	74%
Average loan amount	$282,305	$281,202	$282,206	$279,641	$195,844	$185,047
Estimated mark-to-market LTV ratio:(5)
<= 60%					60%	52%
60.01% to 70%					19	17
70.01% to 80%					14	18
80.01% to 90%					5	9
90.01% to 100%					2	4
Greater than 100%					*	*
Total					100%	100%
Weighted average					54%	58%
FICO credit score at origination:
< 620	—%	—%	—%	* %	1%	1%
620 to < 660	4	2	3	2	4	4
660 to < 680	4	2	3	2	3	4
680 to < 700	7	5	6	5	7	7
700 to < 740	19	17	18	19	19	20
>= 740	66	74	70	72	66	64
Total	100%	100%	100%	100%	100%	100%
Weighted average	753	762	757	759	752	750
Debt-to-income (“DTI”) ratio at origination:(6)
<= 43%	76%	81%	78%	79%	78%	77%
43.01% to 45%	8	7	8	8	8	9
Greater than 45%	16	12	14	13	14	14
Total	100%	100%	100%	100%	100%	100%
Weighted average	35%	33%	34%	34%	34%	35%

Fannie Mae Third Quarter 2021 Form 10-Q	37

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Product type:
Fixed-rate:(7)
Long-term	82%	84%	83%	85%	84%	85%
Intermediate-term	17	16	17	15	15	14
Total fixed-rate	99	100	100	100	99	99
Adjustable-rate	1	*	*	*	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	99%	99%	98%	98%	97%	97%
2-4 units	1	1	2	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	92%	91%	92%	91%	91%
Condo/Co-op	9	8	9	8	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	95%	92%	93%	93%	90%	90%
Second/vacation home	3	4	3	3	4	4
Investor	2	4	4	4	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	39%	32%	32%	31%	36%	38%
Cash-out refinance	26	17	22	19	20	20
Other refinance	35	51	46	50	44	42
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	14%	14%	13%	14%	14%	14%
Northeast	13	12	14	12	16	17
Southeast	22	21	22	21	23	22
Southwest	20	20	18	21	18	19
West	31	33	33	32	29	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2015 and prior					21%	30%
2016					6	8
2017					4	7
2018					3	6
2019					7	11
2020					32	38
2021					27	—
Total					100%	100%
*    Represents less than 0.5% of single-family conventional business volume or guaranty book of business.

Fannie Mae Third Quarter 2021 Form 10-Q	38

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
Characteristics of our New Single-Family Loan Acquisitions
Over half of our single-family guaranty book of business has been originated since the beginning of 2020 as borrowers took advantage of the historically low rate environment. However, refinancing activity began to taper in the second quarter of 2021 and declined further in the third quarter of 2021, as fewer borrowers could benefit from refinancing. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans decreased in the third quarter of 2021 compared with the third quarter of 2020. The decline in refinance share led to a decline in the percentage of loans we acquired with a FICO credit score over 740, from 74% in the third quarter of 2020 to 66% in the third quarter of 2021.
Our share of acquisitions of loans with DTI ratios above 45% increased in the third quarter of 2021 compared with the third quarter of 2020. This increase was driven by the higher share of home purchase acquisitions, which tend to have higher DTI ratios than refinance loan acquisitions.
In the second quarter of 2021, we implemented a new low-income refinance program, referred to as RefiNow™, intended to increase refinancings by low-income borrowers by reducing their refinancing costs. In October 2021, we announced enhancements to help expand the reach of RefiNow to additional creditworthy homeowners, further enabling equitable and sustainable access to homeownership. To be eligible for the RefiNow program as enhanced, borrowers must meet specified criteria, including having:
•a Fannie Mae-backed mortgage secured by a 1-unit, principal residence;
•a current income at or below 100% of the area median income;
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
Desktop Underwriter Update
As part of our comprehensive risk management approach, we periodically update our proprietary automated underwriting system, Desktop Underwriter® (“DU®”), to reflect changes to our underwriting and eligibility guidelines. In September 2021, we enhanced DU to include the following updates, among others:
•To help increase homeownership opportunities, we enhanced DU’s eligibility assessment to consider a borrower’s positive rental payment history in the credit risk assessment.
•To support homeownership opportunities for more underserved borrowers, we updated the credit score used by DU in the eligibility assessment. Though credit scores are not an integral part of DU's risk assessment, DU uses credit scores when determining if a loan meets the minimum credit score requirement of 620. For loan applications with multiple borrowers, DU will now use an average median credit score instead of just the lowest credit score.

Fannie Mae Third Quarter 2021 Form 10-Q	39

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
We expect these changes will result in an increase in loans eligible for acquisition through DU. We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, make changes to DU, including its eligibility criteria, to ensure that the loans we acquire are consistent with our risk appetite and mission.
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. We generally achieve this through primary mortgage insurance. We also use enterprise paid mortgage insurance (“EPMI”), a form of primary mortgage insurance that is acquired by Fannie Mae. Under FHFA guidance, we began our EPMI pilot in 2018. In May 2021, FHFA instructed us to discontinue our EPMI pilot program and in August 2021, we ceased acquiring loans insured with EPMI. We also enter into various other types of transactions in which we transfer mortgage credit risk to third parties.
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
Single-Family Loans without Credit Enhancement
The table below displays the primary characteristics of loans in our single-family conventional guaranty book of business currently without credit enhancement.

Single-Family Loans without Credit Enhancement
	As of
	September 30, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,125	33%	$938	29%
Pre-credit risk transfer program inception(2)	354	10	462	14
Recently acquired(3)	1,120	33	934	29
Other(4)	505	15	286	9
Less: Loans in multiple categories	(810)	(24)	(751)	(23)
Total single-family loans currently without credit enhancement	$2,294	67%	$1,869	58%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Primarily consists of loans that have been acquired in the past 24 months, and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of September 30, 2021 or December 31, 2020.
We did not enter into any new credit risk transfer transactions from April 2020 through September 2021. As a result, the percentage of loans in our single-family conventional guaranty book of business without credit enhancement has increased in recent periods. The percentage of our single-family conventional loans without credit enhancement was 67% and 58% as of September 30, 2021 and December 31, 2020, respectively.

Fannie Mae Third Quarter 2021 Form 10-Q	40

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

Single-Family Loans with Credit Enhancement
	As of
	September 30, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$694	20%	$681	21%
Connecticut Avenue Securities	411	12	608	19
Credit Insurance Risk Transfer	125	4	216	7
Lender risk-sharing	80	2	131	4
Less: Loans covered by multiple credit enhancements	(182)	(5)	(304)	(9)
Total single-family loans with credit enhancement	$1,128	33%	$1,332	42%
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
In October 2021, we entered into new credit risk transfer transactions to transfer mortgage credit risk via both our CAS and CIRT programs. These were the first credit risk transfer transactions we have entered into since the first quarter of 2020. As a result, the percentage of our book that is covered by these transactions has declined from 53% as of March 31, 2020 to 33% as of September 30, 2021. The structure of and extent to which we engage in any additional credit risk transfer transactions in the future may be affected by our capital requirements, the degree of regulatory capital relief provided by the transactions, our risk appetite, the strength of future market conditions, the cost of these transactions, FHFA guidance, and the review of our overall business and capital plan.

Fannie Mae Third Quarter 2021 Form 10-Q	41

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table excludes the credit risk transferred on single-family transactions that have been cancelled or terminated as of September 30, 2021. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $34 billion as of September 30, 2021 compared with $39 billion as of September 30, 2020. Because of the large number of mortgage prepayments in the past year, the first loss retention layer on our credit risk transfer transactions has increased as a percentage of the outstanding reference pool. As a result, losses on the remaining covered reference pools must generally reach a higher percentage of the remaining outstanding balance before those credit risk transfer transactions will pay any benefits. In addition, home price appreciation since we entered into the transactions has reduced the likelihood that we will incur losses on the covered loans large enough to receive a benefit from these transactions.

Outstanding as of September 30, 2021
(Dollars in billions)
Senior	Fannie Mae(1) $605				Outstanding Reference Pool(4)(6) $648

Mezzanine	Fannie Mae(1) $1	CIRT(2)(3) $9	CAS(2) $13	Lender Risk-Sharing(2) $4

First Loss	Fannie Mae(1) $8		CAS(2)(5) $6	Lender Risk-Sharing(2) $2

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $1.6 billion outstanding as of September 30, 2021.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was approximately $616 billion as of September 30, 2021.
The following table displays the approximate cash paid or transferred to investors for credit risk transfer transactions outstanding. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Nine Months Ended September 30,
	2021	2020
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$619	$773
CIRT transactions	210	300
Lender risk-sharing transactions	196	228
(1)Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes (“CLN”) transactions.
Cash paid or transferred to investors for CIRT transactions in the first nine months of 2021 includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit.

Fannie Mae Third Quarter 2021 Form 10-Q	42

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2021	December 31, 2020	September 30, 2020
Delinquency status:
30 to 59 days delinquent	0.78%	1.02%	1.11%
60 to 89 days delinquent	0.20	0.36	0.50
Seriously delinquent (“SDQ”)	1.62	2.87	3.20
Percentage of SDQ loans that have been delinquent for more than 180 days	79	67	18
Percentage of SDQ loans that have been delinquent for more than two years	8	3	3

Fannie Mae Third Quarter 2021 Form 10-Q	43

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	For the Nine Months Ended September 30,
	2021	2020
Single-family SDQ loans (number of loans):
Beginning balance	495,806	112,434
Additions	184,352	719,100
Removals:
Modifications and other loan workouts	(257,632)	(134,266)
Liquidations and sales	(61,187)	(37,801)
Cured or less than 90 days delinquent	(78,322)	(108,058)
Total removals	(397,141)	(280,125)
Ending balance	283,017	551,409
Our single-family serious delinquency rate decreased as of September 30, 2021 compared with December 31, 2020 and September 30, 2020 due to the ongoing economic recovery and the decline in the number of our single-family loans in a COVID-19 forbearance plan. As of September 30, 2021, single-family loans in forbearance comprised 56% of our single-family seriously delinquent loans. The percentage of seriously delinquent loans that have been delinquent for more than 180 days increased as of September 30, 2021 compared with September 30, 2020 primarily due to loans that continue to remain in a COVID-19-related forbearance and have become more delinquent.
Our single-family serious delinquency rate excluding loans in forbearance increased to 0.72% as of September 30, 2021 compared to 0.66% as of December 31, 2020 primarily due to loans exiting forbearance without resolving their delinquency. We monitor the single-family serious delinquency rate excluding loans that received a forbearance to better understand the impact that forbearance activity has had on the overall rate and to monitor loans that are seriously delinquent not as a result of COVID-19. We expect the COVID-19 pandemic to result in a continued higher single-family serious delinquency rate over the next several quarters compared with pre-pandemic levels.

Fannie Mae Third Quarter 2021 Form 10-Q	44

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2021			December 31, 2020			September 30, 2020
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	11%	1.38%	19%	12%	2.62%	19%	13%	3.04%
Florida	6	8	2.11	6	9	4.17	6	10	4.76
Illinois	3	5	2.00	3	5	3.10	3	4	3.46
New Jersey	3	5	2.58	3	5	4.57	3	5	5.31
New York	5	8	2.92	5	7	4.79	5	7	5.39
All other states	63	63	1.48	64	62	2.59	64	61	2.85
Product type:
Alt-A(2)	1	5	6.27	1	5	9.32	1	5	9.46
Vintages:
2004 and prior	1	10	4.25	2	9	5.88	2	9	5.81
2005-2008	2	15	7.21	2	15	9.98	3	14	9.84
2009-2021	97	75	1.31	96	76	2.39	95	77	2.74
Estimated mark-to-market LTV ratio:
<= 60%	60	71	1.63	52	56	2.52	52	54	2.70
60.01% to 70%	19	16	1.78	17	18	3.73	17	18	4.13
70.01% to 80%	14	9	1.53	18	14	3.05	18	15	3.66
80.01% to 90%	5	3	1.08	9	9	4.17	9	10	4.98
90.01% to 100%	2	1	0.77	4	2	1.85	4	2	3.05
Greater than 100%	*	*	16.04	*	1	22.43	*	1	21.74
Credit enhanced:(3)
Primary MI & other(4)	20	28	2.64	21	27	4.36	21	26	4.73
Credit risk transfer(5)	18	33	2.66	30	37	3.69	35	37	3.79
Non-credit enhanced	67	53	1.26	58	51	2.36	55	51	2.73
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
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2021 was 33%.
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

Fannie Mae Third Quarter 2021 Form 10-Q	45

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Loans in Forbearance
As a part of our relief programs, we have authorized our servicers to permit payment forbearance to borrowers experiencing a COVID-19-related financial hardship for up to 12 months without regard to the delinquency status of the loan, and for borrowers already in forbearance as of February 28, 2021, for a total of up to 18 months, provided that the forbearance does not result in the loan becoming greater than 18 months delinquent. We estimate that, through September 30, 2021, approximately 8% of the single-family loans, based on loan count, of our conventional guaranty book of business as of March 31, 2020, have been in a COVID-19-related forbearance at some point between then and September 30, 2021 (referred to as our “single-family cumulative forbearance take-up rate”). Based on our expectations regarding the economic recovery, which we discuss in “Key Market Economic Indicators,” we believe that the substantial majority of borrowers who will ultimately request COVID-19-related relief have already done so.
As shown in the tables below, many of the loans that entered forbearance have since exited; therefore, the percentage of loans in our single-family conventional guaranty book of business in forbearance as of September 30, 2021 has declined to 1.2%. Some borrowers whose loans are in forbearance continue to make payments according to the original contractual terms of the loan notwithstanding the forbearance arrangement; we expect some of these borrowers will continue to do so and therefore remain current. The table below provides information on the delinquency and accrual status of our single-family loans in forbearance. We expect many of the loans in forbearance will resolve their delinquency through a payment deferral or other form of loan workout. As discussed below, servicers are required to contact borrowers prior to the end of forbearance to evaluate them for loan workout options that can support their successful transition out of forbearance.

Fannie Mae Third Quarter 2021 Form 10-Q	46

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

Delinquency and Accrual Status of Single-Family Loans in Forbearance
	As of
	September 30, 2021
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status(2)
	(Dollars in millions)
Delinquency status:
Current	19,724	$3,701	10%	100%
30 to 59 days delinquent	15,494	2,966	7	96
60 to 89 days delinquent	12,579	2,449	6	83
Seriously delinquent:
90 to 180 days delinquent	35,032	7,074	17	82
180+ days delinquent	123,464	26,011	60	76
Total seriously delinquent	158,496	33,085	77	77
Total loans in forbearance(3)	206,293	$42,201	100%	81
Percentage of single-family conventional guaranty book of business	1.2%	1.2%

	As of
	December 31, 2020
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status(2)
Delinquency status:	(Dollars in millions)
Current	64,159	$12,110	12%	100%
30 to 59 days delinquent	40,653	7,672	8	97
60 to 89 days delinquent	35,107	6,658	7	85
Seriously delinquent:
90 to 180 days delinquent	126,611	24,961	24	85
180+ days delinquent	258,025	56,379	49	82
Total seriously delinquent	384,636	81,340	73	83
Total loans in forbearance(3)	524,555	$107,780	100%	86
Percentage of single-family conventional guaranty book of business	3.0%	3.4%
(1)Does not reflect a valuation allowance recorded on the unpaid principal balance of loans in forbearance of $452 million and $1.8 billion as of September 30, 2021 and December 31, 2020, respectively.
(2)Based on loan count.
(3)Amortized cost of these loans was $43.7 billion and $110.4 billion as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the vast majority of our single-family conventional loans in forbearance were due to borrowers experiencing a COVID-19-related financial hardship. We expect the number of single-family loans in forbearance to remain elevated through 2021 compared with pre-pandemic levels. However we expect the number of loans in forbearance to continue to decrease into 2022 as borrowers resolve their forbearance or as the forbearance period ends.

Fannie Mae Third Quarter 2021 Form 10-Q	47

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

Select Higher-Risk Characteristics of Single-Family Loans in Forbearance
	As of September 30, 2021		As of December 31, 2020
	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance	Number of Loans	Percentage of Unpaid Principal Balance in Forbearance

Loans in forbearance with certain higher-risk characteristics:(1)
Estimated mark-to-market LTV ratio > 80%	7,938	5%	62,144	15%
Estimated mark-to-market LTV ratio > 80% without mortgage insurance	1,005	1	6,811	2
DTI ratio > 43%	78,047	41	201,354	41
FICO credit score at origination < 680	64,730	27	159,017	26
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

Fannie Mae Third Quarter 2021 Form 10-Q	48

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the status as of the current period-end of the single-family loans in our guaranty book of business that received a forbearance in 2020 or 2021. The vast majority of these forbearance arrangements were offered to borrowers who experienced a COVID-19-related financial hardship. Many of these borrowers have successfully resolved their forbearance arrangement, primarily through payment deferral or reinstatement. In addition, many of the loans that received a forbearance arrangement have subsequently liquidated, primarily as a result of refinancing, through the first nine months of 2021. By contrast, we expect that a higher percentage of loans that have yet to resolve their forbearance will receive a modification.
As of September 30, 2021, 95% of loans that received a forbearance and subsequently received a payment deferral were current, and 89% of loans that received a forbearance and subsequently received a completed modification were current. See “Loan Workout Metrics” for additional information about actions we have taken to help reinstate loans to current status.

Status of Single-Family Forbearance Loans
	As of September 30, 2021
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:(1)
Active forbearance	206,293	15%
Payment deferral	359,233	26
Modification(2)	41,843	3
Reinstated(3)	311,328	22
Delinquent at time of exit or repayment plan(4)	60,823	4
Total loans that received a forbearance in our single-family guaranty book of business	979,520	70
Loans that have received a forbearance, but paid off	415,578	30
Total loans that have received a forbearance(5)	1,395,098	100%
(1)Loans are classified based on their status as of period end; therefore, loans may move from one category to another.
(2)Includes loans that are in trial modifications.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(4)Consists of 54,915 loans that were delinquent upon the expiration of the forbearance arrangement and 5,908 delinquent loans that exited forbearance through a repayment plan.
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.

Fannie Mae Third Quarter 2021 Form 10-Q	49

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

Fannie Mae Third Quarter 2021 Form 10-Q	50

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Under our nonaccrual accounting policy for loans negatively impacted by the COVID-19 pandemic, our allowance for accrued interest receivable considers both the loan’s principal and accrued interest receivable balances as well as any proceeds that are expected from contractually attached mortgage insurance when assessing collectability. Our assessment of collectability requires significant management judgment; as a result, our allowance for accrued interest receivable is subject to the same review processes, as well as other established governance and controls, used for our allowance for loan losses. Our allowance for accrued interest receivable on single-family loans in forbearance decreased as of September 30, 2021 compared to December 31, 2020, primarily as a result of loans exiting forbearance as well as record home price appreciation in the first nine months of 2021. The table below displays an aging analysis of our accrued interest receivable, net of allowance on single-family loans that are in a forbearance plan.

Aging of Accrued Interest Receivable, Net of Allowance on Single-Family Loans in Forbearance
	As of September 30, 2021	As of December 31, 2020
	(Dollars in millions)
Aging analysis of accrued interest receivable:
Current	$9	$32
30 to 59 days delinquent	17	46
60 to 89 days delinquent	19	55
Seriously delinquent:
90 to 180 days delinquent	95	377
180+ days delinquent	981	1,427
Total accrued interest receivable	1,121	1,937
Allowance for accrued interest receivable	(67)	(173)
Total accrued interest receivable, net	$1,054	$1,764
Principal and Interest Payments while Loans are in Forbearance
While a loan is in forbearance and remains in an MBS trust, investors in the MBS are entitled to continue to receive principal and interest payments on the MBS even though the borrower is not required to make principal and interest payments. For the majority of loans in our single-family guaranty book of business, our Single-Family Servicing Guide used to require servicers to advance missed scheduled principal and interest payments to the MBS trusts until the loans were purchased from the MBS trusts, including the portion of interest that represents guaranty fees owed to us. Because we typically do not purchase loans from MBS trusts while they are in forbearance, this servicer payment obligation could have continued for the entirety of the forbearance plan. Beginning in August 2020, at FHFA’s instruction, we reduced our single-family servicers’ obligations to advance these missed borrower payments and only require servicers to advance missed scheduled principal and interest payments on a loan for the first four months of missed borrower payments. After four months, we make the missed scheduled principal and interest payments to the MBS trust for payment to MBS holders so long as the loan remains in the MBS trust. For the third quarter and first nine months of 2021, we advanced $375 million and $1.5 billion, respectively, in missed borrower principal and interest payments to MBS trusts for payment to MBS holders, compared with $458 million in missed borrower principal and interest payments for the third quarter and first nine months of 2020. Since FHFA’s instruction in August of 2020 through September 30, 2021, we have advanced $2.7 billion in missed borrower principal and interest payments. See “Retained Mortgage Portfolio” in this report for a description of when we purchase loans from single-family MBS trusts.
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

Fannie Mae Third Quarter 2021 Form 10-Q	51

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first nine months of 2020 compared with the first nine months of 2021. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings, and repayment plans that have been initiated but not completed.

Completed Loan Workout Activity
(Dollars in billions)
275,700
178,600
$57.4
$0.8
$50.5
$6.1
$37.7
$0.9
$32.5
$4.3
YTD 2020
YTD 2021
Modifications¹
Payment deferrals
Other²
Approximate number of loan workouts

(1)There were approximately 19,000 loans and 13,600 loans in a trial modification period that was not complete as of September 30, 2021 and 2020, respectively.
(2)Includes repayment plans and foreclosure alternatives and excludes completed forbearance arrangements. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The increase in home retention solutions in the first nine months of 2021 compared with the first nine months of 2020 was primarily driven by completed COVID-19-related payment deferrals, which have been the primary loan workout solution for borrowers exiting COVID-19-related forbearance. The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral was $2.9 billion for the first nine months of 2021 compared with $720 million for the first nine months of 2020.
Given the broad impact of the pandemic and the number of loans in forbearance, we expect loan workout activity to remain elevated throughout 2021 and into 2022.

Fannie Mae Third Quarter 2021 Form 10-Q	52

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Nine Months Ended September 30,
	2021	2020
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	7,973	17,501
Acquisitions by geographic area:(2)
Midwest	755	1,298
Northeast	780	1,104
Southeast	743	1,572
Southwest	389	862
West	159	381
Total REO acquisitions(1)	2,826	5,217
Dispositions of REO	(4,245)	(13,146)
End of period inventory of single-family REO properties(1)	6,554	9,572
Carrying value of single-family REO properties (dollars in millions)	$956	$1,347
Single-family foreclosure rate(3)	0.02%	0.04%
REO net sales price to unpaid principal balance(4)	110%	86%
Short sales net sales price to unpaid principal balance(5)	83%	80%
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
In response to the pandemic and with instruction from FHFA, we prohibited our servicers from completing foreclosures on our single-family loans through July 31, 2021, except in the case of vacant or abandoned properties. In addition, as described in “Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—COVID-19 Servicing Policies,” our servicers are required to comply with a CFPB rule that prohibits certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. As a result, foreclosure volumes were lower through the first nine months of 2021 compared with the first nine months of 2020. We expect foreclosure volumes to gradually increase in 2022.
Other Single-Family Credit Information
Single-Family Credit Loss Metrics and Loan Sale Performance
The single-family credit loss metrics and loan sale performance measures below present information about losses or gains we realized on our single-family loans during the periods presented. The amount of these losses or gains in a given period is driven by foreclosures, pre-foreclosure sales, post-foreclosure REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in conjunction with leading indicators such as serious delinquency and forbearance rates, which

Fannie Mae Third Quarter 2021 Form 10-Q	53

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit performance and the factors that impact it.
The table below displays the components of our single-family credit loss metrics and loan sale performance.

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	Amount	Amount	Amount	Amount
	(Dollars in millions)
Write-offs	$(7)	$(35)	$(30)	$(150)
Recoveries	137	7	221	26
Foreclosed property expense	(80)	(64)	(91)	(145)
Credit gains (losses)	50	(92)	100	(269)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(47)	(227)	(247)	(236)
Gains on sales and other valuation adjustments(2)	215	486	850	407
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$218	$167	$703	$(98)

Credit (gain) loss ratio (in bps)(3)	(0.6)	1.2	(0.4)	1.2
Net credit (gains), write-offs on redesignations and (gains) losses on sales and other valuation adjustments ratio (in bps)(3)	(2.6)	(2.2)	(2.8)	0.4
(1)Consists of the lower of cost or fair value adjustment at time of redesignation.
(2)Consists of gains or losses realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower-of-cost-or-market adjustments on HFS loans, which are recognized in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
(3)Calculated based on the annualized amount of “Credit (gain) losses” and “Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments” divided by the average single-family conventional guaranty book of business during the period.
We had higher write-offs on the redesignation of mortgage loans as well as increased single-family gains on sales and other valuation adjustments for the first nine months of 2021 compared with the first nine months of 2020, primarily due to a higher volume of nonperforming and reperforming loans sales in 2021 than in 2020. This increase in volume was primarily due to our having suspended new sales of reperforming and nonperforming loans in the second quarter of 2020.
However, our suspension of nonperforming and reperforming loan sales in the second quarter of 2020 led to an elevated level of reperforming loans sales in the third quarter of 2020, when we resumed these sales. As a result, in the third quarter of 2021 we had fewer reperforming loan sales than in the third quarter of 2020, which resulted in lower write-offs on the redesignation of mortgage loans as well as decreased single-family gains on sales and other valuation adjustments for the third quarter of 2021 as compared with the third quarter of 2020.
We do not expect a substantial increase in our realized single-family credit losses in the near term as a result of COVID-19 because we expect limited foreclosure activity during the remainder of 2021 due in part to the CFPB rule which prohibits certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. See “Risk Factors” in this report for additional information on the potential credit risk impact of the COVID-19 pandemic.
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

Fannie Mae Third Quarter 2021 Form 10-Q	54

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below summarizes the changes in our single-family loss reserves, excluding credit losses on our AFS securities. For a discussion of changes in our single-family benefit or provision for credit losses see “Consolidated Results of Operations—Credit-Related Income (Expense).”

Single-Family Loss Reserves
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(6,244)	$(11,788)	$(9,573)	$(8,779)
Transition impact of the adoption of the CECL standard	—	—	—	(1,231)
Benefit (provision) for credit losses	885	542	4,100	(1,409)
Write-offs	54	262	277	386
Recoveries	(137)	(7)	(221)	(26)
Other	(8)	23	(33)	91
Ending balance	$(5,450)	$(10,968)	$(5,450)	$(10,968)

Write-offs, net of recoveries annualized, as a percentage of the average single-family conventional guaranty book of business (in bps)	(1.0)	3.3	0.2	1.6

			As of
			September 30, 2021	December 31, 2020
Loss reserves as a percentage of single-family(1):
Conventional guaranty book of business			0.16%	0.30%
Estimated mark-to-market LTV ratio > 80%			2.29	2.41
Nonaccrual loans at amortized cost			22.69	34.63
(1)Calculated as single-family loss reserves divided by, as indicated, “Conventional guaranty book of business,” “Estimated mark-to-market LTV ratio > 80%” or “Nonaccrual loans at amortized cost.”
Our loss reserves and loss reserves as a percentage of our single-family conventional guaranty book of business decreased in the first nine months of 2021 primarily as a result of a benefit for credit losses. See “Consolidated Results of Operations—Credit-Related Income (Expense)” in this report for information on the primary factors that contributed to our single-family benefit for credit losses in the first nine months of 2021.

Fannie Mae Third Quarter 2021 Form 10-Q	55

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

Single-Family TDRs on Accrual Status and Nonaccrual Loans
	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
TDRs on accrual status	$56,240	$69,503
Nonaccrual loans	24,021	27,643
Total TDRs on accrual status and nonaccrual loans	$80,261	$97,146
Accruing on-balance sheet loans past due 90 days or more(1)	$37,668	$77,181

	For the Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(2)	$866	$1,143
Interest income recognized(3)	2,142	2,921
(1)Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. As of September 30, 2021 and December 31, 2020, a large majority of these loans had a COVID-19-related forbearance.
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
We continue to account for eligible COVID-19-related loss mitigation activities as permitted under the CARES Act and the Consolidated Appropriations Act of 2021, which provide relief from TDR accounting and disclosure requirements for our forbearance plans and loan modifications. As a result, the balance of TDRs on accrual status remains lower as of September 30, 2021 and December 31, 2020 compared with pre-pandemic levels. In addition, loan sales in the first nine months of 2021 contributed to the further decline in TDRs on accrual status as of September 30, 2021, compared with December 31, 2020. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K for more information on the relief from TDR accounting and disclosure requirements.
Under our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income at the current contractual yield for up to six months of delinquency provided that the loans were either current at March 1, 2020 or originated after March 1, 2020. We continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured according to our nonaccrual policy. This has resulted in a large portion of loans in forbearance remaining on accrual status. However, as more borrowers resolve their forbearance arrangement, primarily through a payment deferral, the balance of loans accruing on-balance sheet that were past due 90 days or more as of September 30, 2021 compared with December 31, 2020 has declined. For additional information on our accounting policy for nonaccrual loans, see “Note 3, Mortgage Loans.”
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

Fannie Mae Third Quarter 2021 Form 10-Q	56

MD&A | Multifamily Business | Multifamily Mortgage Market
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, remained resilient during the third quarter of 2021, due to pent up demand for multifamily housing stemming from a rebounding economy, including increasing job growth and rising wages, as well as the slowing but continued rollout of vaccinations across the country. In addition, payments from the Emergency Rental Assistance program appear to be helping some renters pay their rent.
•Vacancy rates. Based on preliminary third-party data, the estimated national multifamily vacancy rate for institutional investment-type apartment properties as of September 30, 2021 decreased to 5.0% compared with 5.5% as of June 30, 2021, and 5.8% as of September 30, 2020. The estimated national multifamily vacancy rate remains below its estimated average rate of about 6.0% over the last ten years.
•Rents. Effective rents are estimated to have increased by 3.5% during the third quarter of 2021 compared with an increase of 3.0% during the second quarter of 2021 and a decrease of 0.3% during the third quarter of 2020.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying properties. Several years of strengthening in these fundamentals helped to increase property values in most metropolitan areas, even over the past year despite pressures from the pandemic. Based on preliminary multifamily property sales data, transaction volumes in the first eight months of 2021 are far ahead of previous years’ levels, with capitalization rates remaining low but stable. We believe this is due to property owners benefiting from strong fundamentals, and commercial real estate investors remaining interested in the multifamily sector over the long term.
Multifamily construction underway remains elevated, with more than 470,000 units expected to be delivered in 2021, compared with the estimated 403,000 new multifamily units that were completed in 2020.
We expect the multifamily sector to benefit from an improving economy and continued job growth, but with rent growth returning to more normalized levels over the coming months.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Over 90% of the multifamily units we financed in the third quarter of 2021 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.
FHFA established a 2021 multifamily volume cap of $70 billion in new business volume over the four-quarter period from January 1, 2021 through December 31, 2021. FHFA also required that at least 50% of our 2021 multifamily business volume must be mission-driven, focused on specified affordable and underserved market segments. Furthermore, FHFA’s 2021 multifamily volume cap requires that a minimum of 20% of our multifamily business volume in 2021 must be affordable to residents at 60% of area median income or below. Multifamily business that meets the minimum 20% requirement also counts as meeting the minimum 50% requirement. In October 2021, FHFA announced that the multifamily loan purchase cap for 2022 will be $78 billion. As in 2021, a minimum of 50% of loan purchases must be mission-driven, focused on specified affordable and underserved market segments. In addition, 25% of loan purchases must be affordable to residents earning 60% or less of area median income, up from the 20% requirement in 2021.

Fannie Mae Third Quarter 2021 Form 10-Q	57

MD&A | Multifamily Business | Multifamily Business Metrics
An independent $80 billion limit on our acquisition of multifamily mortgage assets in any 52-week period was established in January 2021 and temporarily suspended in September 2021 under letter agreements in connection with our senior preferred stock purchase agreement with Treasury. That limit also requires that at least 50% of our multifamily acquisitions in any calendar year must be classified as mission-driven. The September 2021 letter agreement provides that the suspension of this restriction will terminate on the later of one year after the date of the agreement and six months after Treasury notifies us. For additional information on the September 2021 letter agreement, see “Legislation and Regulation—Letter Agreement with Treasury.” The $70 billion multifamily volume cap in 2021 and $78 billion multifamily volume cap in 2022, and the mission-related requirements established by FHFA, remain in effect. For information on how conservatorship may affect our business activities, see “Risk Factors” in our 2020 Form 10-K.
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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee increased in the third quarter of 2021 compared with the third quarter of 2020 due to increased pricing on new multifamily business. While our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire, it is also influenced by market forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap and the management of our overall portfolio composition.

Fannie Mae Third Quarter 2021 Form 10-Q	58

MD&A | Multifamily Business | Multifamily Business Financial Results

Multifamily Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Variance	2021	2020	Variance
	(Dollars in millions)
Net interest income	$1,102	$786	$316	$2,913	$2,430	$483
Fee and other income	25	20	5	73	65	8
Net revenues	1,127	806	321	2,986	2,495	491
Fair value gains (losses), net	14	(83)	97	(2)	113	(115)
Administrative expenses	(125)	(128)	3	(377)	(377)	—
Credit-related income (expense)(2)	61	(48)	109	174	(699)	873
Credit enhancement expense(3)	(59)	(51)	(8)	(172)	(164)	(8)
Change in expected credit enhancement recoveries(4)	(14)	—	(14)	(16)	195	(211)
Other income (expenses), net(5)	14	64	(50)	(14)	47	(61)
Income before federal income taxes	1,018	560	458	2,579	1,610	969
Provision for federal income taxes	(201)	(100)	(101)	(518)	(312)	(206)
Net income	$817	$460	$357	$2,061	$1,298	$763
(1)See “Note 9, Segment Reporting” for information about our segment allocation methodology.
(2)Consists of the benefit or provision for credit losses and foreclosed property income or expense.
(3)Primarily consists of costs associated with our MCIRTTM and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) programs as well as amortization expense for certain lender risk-sharing programs.
(4)Consists of change in benefits recognized from our freestanding credit enhancements that primarily relates to our Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing.
(5)Consists of investment gains or losses, gains or losses from partnership investments, debt extinguishment gains or loss, and other income or expenses.
Net Interest Income
Net interest income increased in the third quarter and first nine months of 2021 compared with the third quarter and first nine months of 2020 primarily due to higher guaranty fee income as a result of an increase in our multifamily guaranty book of business combined with an increase in average charged guaranty fees and higher yield maintenance revenue related to the prepayment of multifamily loans.
Credit-Related Income (Expense)
Credit-related income for the third quarter and first nine months of 2021 was primarily driven by a benefit from actual and projected economic data and lower expected losses resulting from the COVID-19 pandemic.
Credit-related expense for the third quarter of 2020 was primarily driven by provision for credit losses on a seniors housing portfolio that was written off, partially offset by a lower estimated multifamily cumulative forbearance take-up rate, which reduced the losses we expected to incur as a result of the COVID-19 pandemic from our prior estimate.
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

Fannie Mae Third Quarter 2021 Form 10-Q	59

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
To address possible fluctuations in borrower income and expenses resulting from the COVID-19 pandemic, we instituted additional reserve requirements in 2020 for certain new multifamily loan acquisitions depending on the product type, LTV ratio and DSCR. We rescinded these temporary COVID-related reserve requirements as of May 2021.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	September 30, 2021	December 31, 2020	September 30, 2020
Weighted average original LTV ratio	65%	66%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	11	10	11
Full term interest-only loans	32	30	29
Partial term interest-only loans(1)	51	51	51
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
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Lenders who share on a tiered basis cover loan-level credit losses up to the first 5% of the unpaid principal balance of the loan and then share with us any remaining losses up to a prescribed limit. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of September 30, 2021 and December 31, 2020. In certain situations, to effectively manage our counterparty risk, we do not allow the lender to fully share in one-third of the credit risk, but have them share in a smaller portion.
While not a large portion of our multifamily guaranty book of business, our non-DUS lenders typically also have lender risk-sharing, where the lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
To complement our front-end lender-risk sharing program, we have engaged in back-end credit risk transfer transactions through our MCIRTTM and Multifamily Connecticut Avenue Securities (“MCASTM”) transactions. Through these transactions, we have transferred a portion of credit risk associated with Fannie Mae losses on a reference pool of multifamily mortgage loans.
Our back-end multifamily credit-risk sharing transactions were primarily designed to further reduce the capital requirements associated with loans in the reference pool with the related benefit of additional credit risk protection in the event of a stress environment. We transfer multifamily credit risk through lender risk-sharing at the time of acquisition, but our multifamily back-end credit risk transfer activity occurs later, typically up to a year or more after acquisition.

Fannie Mae Third Quarter 2021 Form 10-Q	60

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
In October 2021, we entered into a new credit risk transfer transaction, transferring mortgage credit risk through our MCIRTTM program. The structure of, and extent to which we engage in, any additional credit risk transfer transactions in the future may be affected by our capital requirements, the degree of regulatory capital relief provided by the transactions, our risk appetite, the strength of future market conditions, the cost of these transactions, FHFA guidance, and the review of our overall business and capital plan.
The table below displays the total unpaid principal balance of multifamily loans and the percentage of our multifamily guaranty book of business, based on unpaid principal balance, that is covered by a back-end credit risk transfer transaction. The table does not reflect front-end lender risk-sharing arrangements, as only a small portion of our multifamily guaranty book of business is not covered by these arrangements.

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	September 30, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$68,319	17%	$72,166	19%
MCAS	28,146	7	28,968	7
Total	$96,465	24%	$101,134	26%
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest-rate structure, borrower concentration, loan size and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of September 30, 2021 and December 31, 2020. Our estimates of current DSCRs are based on the latest available income information for these properties and exclude co-op loans. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from three to six months, but in some cases may be longer.
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

Fannie Mae Third Quarter 2021 Form 10-Q	61

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
COVID-19 Forbearance List” in the “Data Collections” section of our DUS Disclose® tool, available at www.fanniemae.com/dusdisclose. Information on our website is not incorporated into this report.
Delinquency Statistics on our Problem Loans
The percentage of our multifamily loans classified as substandard in our guaranty book of business increased modestly as of September 30, 2021 compared with December 31, 2020, due to the continued impact of COVID-19. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments or are in forbearance, we continue to monitor the performance of the full substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.42% as of September 30, 2021 compared with 0.98% as of December 31, 2020 and 1.12% as of September 30, 2020, primarily driven by the ongoing economic recovery resulting in loans that received forbearance completing their repayment plans or otherwise reinstating. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. Our multifamily serious delinquency rate includes 0.27% and 0.50% of multifamily loans that were 180 days or more past due as of September 30, 2021 and December 31, 2020, respectively.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Our multifamily serious delinquency rate, excluding loans that received a forbearance, was 0.03% as of September 30, 2021 and December 31, 2020. We monitor this rate to better understand the impact that forbearance activity has had on multifamily serious delinquency and the performance of loans that are seriously delinquent not as a result of COVID-19.
COVID-19 Forbearance and Multifamily Eviction Moratorium
In response to the COVID-19 pandemic and its impact, we have broadly offered forbearance to affected multifamily borrowers, as we describe in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” in our 2020 Form 10-K. In 2020, we delegated to our lenders the ability to provide forbearance for up to six monthly payments for most loan types. In September 2021, FHFA extended our program to provide forbearance for multifamily loans impacted by COVID-19 indefinitely. While the forbearance program remains in place, the delegation to our lenders expired on September 30, 2021. As a result, we determine whether to offer forbearance relief based on the borrower’s circumstances through our normal loss mitigation procedures. For delegated forbearances, borrowers are required to bring their loans current within a time period determined by multiplying the number of months of forbearance by four. For example, a three-month forbearance would translate into a twelve-month repayment period. In exchange for receiving forbearance, borrowers must agree to suspend tenant evictions for nonpayment of rent, provide monthly operating statements and remit any excess cash flow to our servicers on a monthly basis, to be held until the end of the forbearance period and then applied to missed mortgage payments.
Multifamily Loan Forbearance
We estimate that 1.6% of our multifamily book of business as of March 31, 2020, based on unpaid principal balance, has been in a COVID-19-related forbearance at some point in time through September 30, 2021. Most of these loans have exited forbearance into a repayment plan, have reinstated, or have since liquidated.
The table below displays the status as of September 30, 2021 and December 31, 2020 of the active multifamily loans in our guaranty book of business that have received a forbearance since the start of the pandemic, as well as the serious delinquency rate of such loans. The table excludes multifamily loans that received a forbearance, but liquidated or were foreclosed upon prior to period end. As of September 30, 2021, nearly all of our multifamily loans that have received forbearance were associated with a COVID-19-related financial hardship. Seniors housing loans, which constituted 4.1% of our multifamily guaranty book of business as of September 30, 2021, comprised approximately 42% of the total unpaid principal balance of multifamily loans that received a forbearance and remained in our multifamily guaranty book as of September 30, 2021. Of those multifamily seniors housing loans that received a forbearance and were still active on our guaranty book of business as of the end of the period, based on unpaid principal balance, 90% were reinstated, 6% were in a repayment plan, 2% were in active forbearance, and the remaining 2% had defaulted on their forbearance arrangement.

Fannie Mae Third Quarter 2021 Form 10-Q	62

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management

Status and SDQ Rate of Multifamily Forbearance Loans Outstanding(1)
	As of September 30, 2021
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Percentage of Loans on Accrual Status	Percentage of Loans that are Seriously Delinquent
	(Dollars in millions)
Loans that received a forbearance, by status:
Active forbearance(2)	27	$362	0.1%	8%	6%	100%
Repayment plan	84	1,041	0.2	22	25	94
Reinstated(3)	181	3,140	0.8	65	75	—
Defaulted(4)	34	257	0.1	5	—	100
Total loans that received a forbearance	326	4,800	1.2	100%	56	33
Loans that have not received a forbearance	28,882	403,331	98.8	—	100	0.03
Total multifamily guaranty book of business	29,208	$408,131	100%	1.2%	99%	0.42%

	As of December 31, 2020
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Percentage of Loans on Accrual Status	Percentage of Loans that are Seriously Delinquent
	(Dollars in millions)
Loans that received a forbearance, by status:
Active forbearance(2)	88	$1,689	0.4%	32%	32%	100%
Repayment plan	183	2,707	0.8	52	82	61
Reinstated(3)	56	491	0.1	10	100	—
Defaulted(4)	33	325	0.1	6	—	100
Total loans that received a forbearance	360	5,212	1.4	100%	63	71
Loans that have not received a forbearance	28,285	379,335	98.6	—	100	0.03
Total multifamily guaranty book of business	28,645	$384,547	100%	1.4%	99%	0.98%
(1)Excludes $686 million as of September 30, 2021 and $123 million as of December 31, 2020 in multifamily loans that received a forbearance after the start of the COVID-19 pandemic and liquidated prior to period end. Of the $686 million in loans that liquidated prior to September 30, 2021, $215 million went to foreclosure prior to that date, largely as a result of the foreclosure of loans within a seniors housing portfolio. There were no multifamily loans that received a forbearance after the start of the COVID-19 pandemic and went to foreclosure prior to December 31, 2020.
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

Fannie Mae Third Quarter 2021 Form 10-Q	63

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
the loan is both well secured and in the process of collection. See “Note 1, Summary of Significant Accounting Policies” in our 2020 Form 10-K and “Note 3, Mortgage Loans” in this report for additional information about our nonaccrual accounting policy.
For multifamily loans that received forbearance and were in our book of business as of September 30, 2021, we have recorded a total accrued interest receivable balance of $27 million, for which we have established a valuation allowance of $3 million.
REO Management
The number of multifamily foreclosed properties held for sale was 30 properties with a carrying value of $306 million as of September 30, 2021, compared with 14 properties with a carrying value of $114 million as of December 31, 2020. The increase was primarily driven by the loans in a seniors housing portfolio that defaulted on their forbearance arrangements in 2020. The majority of the loans in this portfolio that defaulted on the terms of their forbearance agreement were foreclosed upon in 2021.
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

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Write-offs(1)	$(7)	$(86)	$(54)	$(104)
Recoveries	21	—	40	1
Foreclosed property income (expense)	11	(7)	(14)	(16)
Credit gains (losses)	25	(93)	(28)	(119)
Freestanding loss-sharing benefit(2)	1	26	22	29
Credit gains (losses), net of freestanding loss-sharing benefit	$26	$(67)	$(6)	$(90)

Credit (gain) loss ratio (in bps)(3)	(2.5)	10.3	0.9	4.5
Credit (gain) loss ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	(2.6)	7.4	0.2	3.4
Multifamily initial write-off severity rate(4)	6.6%	30.2%	11.9%	21.5%
Multifamily write-off loan count	8	4	23	10
(1)Write-offs associated with non-REO sales are net of loss sharing.
(2)Represents expected benefits that we receive from write-offs as a result of certain freestanding credit enhancements, primarily multifamily DUS lender risk-sharing transactions. These benefits are recorded in “Change in expected credit enhancement recoveries” in our condensed consolidated statements of operations and comprehensive income.
(3)Calculated based on the annualized amount of “Credit losses” and “Credit losses, net of freestanding loss-sharing benefit,” divided by the average multifamily guaranty book of business during the period.

Fannie Mae Third Quarter 2021 Form 10-Q	64

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
(4)Rate is calculated as the initial write-off amount divided by the average defaulted unpaid principal balance. The rate excludes write-offs not associated with foreclosures or other liquidation events (such as a deed-in-lieu of foreclosure or a short-sale) and any costs, gains or losses associated with REO after initial acquisition through final disposition. Write-offs are net of lender loss-sharing agreements.
We recognized credit gains in the third quarter of 2021 compared with credit losses in the third quarter of 2020, and we had lower credit losses in the first nine months of 2021 compared with the first nine months of 2020. These changes were primarily driven by a seniors housing loan portfolio defaulting on its forbearance arrangements in 2020. This default led to a write-down during the third quarter of 2020, which increased our losses for the quarter and for the first nine months of 2020. We subsequently recognized recoveries on the loan portfolio, which contributed to credit gains in the third quarter of 2021 and lower credit losses in the first nine months of 2021.
Although we have realized some credit losses related to COVID-19-impacted loans in recent periods, we expect our realized multifamily credit losses will remain higher over the long term compared to pre-pandemic levels as some loans that have been materially impacted by COVID-19 are ultimately unable to reperform. See “Risk Factors” in this report for additional information on the potential credit risk impact of the COVID-19 pandemic.
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

Multifamily Loss Reserves
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Changes in loss reserves:
Beginning balance	$(1,059)	$(1,382)	$(1,225)	$(268)
Transition impact of the adoption of the CECL standard(1)	—	—	—	(490)
Benefit (provision) for credit losses	50	(42)	188	(683)
Write-offs	7	86	54	104
Recoveries	(21)	—	(40)	(1)
Ending balance	$(1,023)	$(1,338)	$(1,023)	$(1,338)

Expected benefit of freestanding credit enhancements on multifamily loans not netted against loss reserves as of the end of the period			$328	$408

			As of
			September 30, 2021	December 31, 2020
Loss reserves as a percentage of multifamily guaranty book of business			0.25%	0.32%
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

Fannie Mae Third Quarter 2021 Form 10-Q	65

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

Multifamily TDRs on Accrual Status and Nonaccrual Loans
	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
TDRs on accrual status	$27	$29
Nonaccrual loans	2,253	2,073
Total TDRs on accrual status and nonaccrual loans	$2,280	$2,102
Accruing on-balance sheet loans past due 90 days or more	$122	$610

	For the Nine Months Ended September 30,

	2021	2020
	(Dollars in millions)
Interest related to on-balance sheet TDRs on accrual status and nonaccrual loans:
Interest income forgone(1)	$33	$10
Interest income recognized(2)	26	5
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
The balance of loans on nonaccrual status remained elevated as of September 30, 2021 and December 31, 2020 compared to pre-pandemic levels primarily due to loans that received a COVID-19 forbearance that became more than six months delinquent and were placed on nonaccrual status. For additional information on our accounting policy for nonaccrual loans, see “Note 3, Mortgage Loans.”
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
Debt Funding
We are currently subject to a $300 billion debt limit under our senior preferred stock purchase agreement with Treasury, which will decrease to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $236.1 billion as of September 30, 2021. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
Outstanding Debt
Total outstanding debt of Fannie Mae includes short-term and long-term debt and excludes debt of consolidated trusts. Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and,

Fannie Mae Third Quarter 2021 Form 10-Q	66

MD&A | Liquidity and Capital Management

therefore, does not include the current portion of long-term debt. Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year.
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. The primary driver for the decrease in our short-term and long-term debt from December 31, 2020 to September 30, 2021 was decreased funding needs compared with the prior year. In 2020, we had unusually high liquidity demands driven by our expectations relating to the COVID-19 pandemic, as well as historically high loan acquisition volumes through our whole loan conduit, resulting in high volumes of debt issuance during the year. Our funding needs were lower in the first nine months of 2021 because we built up a large amount of liquidity through our debt issuances in 2020, our expected loan buyouts relating to the COVID-19 pandemic have declined, and we are now able to retain more of our earnings pursuant to the terms of the January 2021 amendment to the senior preferred stock purchase agreement. As a result of our lower funding needs, the new debt we issued during the first nine months of 2021 replaced only some of our debt that paid off, and we issued no new long-term debt during the second or third quarters of 2021.
Debt of Fannie Mae(1)
(Dollars in billions)
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $1.3 billion and $393 million as of September 30, 2021 and December 31, 2020, respectively.

Fannie Mae Third Quarter 2021 Form 10-Q	67

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	September 30, 2021	December 31, 2020
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.03%	0.18%
Interest rate on long-term debt, including portion maturing within one year	1.48	1.34
Interest rate on callable long-term debt	1.53	1.40
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	138	196
Weighted-average maturity of debt maturing in more than one year (in months)	60	52
Other Data
Outstanding callable long-term debt	$49.4	$57.5
Connecticut Avenue Securities debt(2)	13.7	15.0
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
For information on the maturity profile of our outstanding long-term debt, see “Note 7, Short-Term and Long-Term Debt.”

Fannie Mae Third Quarter 2021 Form 10-Q	68

MD&A | Liquidity and Capital Management

Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the deb    t of consolidated trusts and intraday loans. Activity in short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity in long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.
The decrease in debt issued during the third quarter and debt issued and paid off during the first nine months of 2021 compared with the third quarter and first nine months of 2020 was primarily due to decreased funding needs as discussed above. The increase in debt paid off during the third quarter of 2021 compared with the third quarter of 2020 was primarily due to an increase in the amount of maturities for shorter duration long-term debt in the third quarter of 2021 following elevated levels of issuance throughout 2020. We did not issue new debt to replace all of our debt that paid off during the third quarter and first nine months of 2021.

Activity in Debt of Fannie Mae
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$39,022	$15,112	$52,448	$183,073
Weighted-average interest rate(1)	0.01%	0.10%	0.01%	1.10%
Long-term:(2)
Amount	$—	$45,868	$2,815	$168,099
Weighted-average interest rate	—%	0.50%	0.59%	0.50%
Total issued:
Amount	$39,022	$60,980	$55,263	$351,172
Weighted-average interest rate	0.01%	0.40%	0.04%	0.81%
Paid off during the period:(3)
Short-term:
Amount	$32,894	$33,848	$56,214	$186,709
Weighted-average interest rate(1)	0.01%	0.22%	0.03%	1.21%
Long-term:(2)
Amount	$22,330	$13,313	$52,557	$57,276
Weighted-average interest rate	0.58%	1.94%	0.84%	1.85%
Total paid off:
Amount	$55,224	$47,161	$108,771	$243,985
Weighted-average interest rate	0.24%	0.71%	0.42%	1.36%
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

Fannie Mae Third Quarter 2021 Form 10-Q	69

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio decreased during the first nine months of 2021 primarily as a result of a change in how funds held by consolidated trusts are invested, which resulted in a decrease in our holdings of U.S. Treasury securities. In the first quarter of 2021, we began to invest funds held by consolidated trusts directly in eligible short-term third-party investments. As the funds underlying these investments are restricted per the trust agreements, these securities are not considered in our sources of liquidity and are excluded from our other investments portfolio. Prior to this change, funds held by consolidated trusts were invested in Fannie Mae short-term debt, as allowed by the trust agreements. We then invested those proceeds in unrestricted short-term investments, which were included in our other investments portfolio. This change did not materially alter our liquidity position.
In addition, we used cash and other liquid assets that accumulated in 2020 to fund our operations during the first nine months of 2021. Due to lower overall funding needs, we reduced our debt issuances during this period, which also resulted in a reduction in our other investments portfolio as maturing investments were not replaced.
During the third quarter of 2021, we reduced our investments in federal funds sold and securities purchased under agreements to resell and invested more in overnight repurchase agreements, which are classified as cash equivalents, as a result of market conditions.

Cash and cash equivalents(1)

Federal funds sold and securities purchased under agreements to resell or similar arrangements

U.S. Treasury securities
(1)    Cash equivalents are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
Cash Flows
Nine Months Ended September 30, 2021. Cash, cash equivalents and restricted cash and cash equivalents increased from $115.6 billion as of December 31, 2020 to $133.5 billion as of September 30, 2021. The increase was primarily driven by cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) the redemption of funding debt, which outpaced issuances, primarily for the reasons described above.
Nine Months Ended September 30, 2020. Cash, cash equivalents and restricted cash and cash equivalents increased from $61.4 billion as of December 31, 2019 to $111.0 billion as of September 30, 2020. The increase was primarily

Fannie Mae Third Quarter 2021 Form 10-Q	70

MD&A | Liquidity and Capital Management

driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the issuance of funding debt, which outpaced redemptions.
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts and (2) purchases of loans held for investment.
Credit Ratings
As of September 30, 2021, our credit ratings have not changed since we filed our 2020 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2020 Form 10-K.
Capital Management
Capital Requirements
Statutory Minimum Capital
The deficit of our core capital over statutory minimum capital established in the GSE Act was $106.5 billion as of September 30, 2021 and $124.3 billion as of December 31, 2020.
Enterprise Regulatory Capital Framework
FHFA established an enterprise regulatory capital framework pursuant to its authority under the GSE Act, as described in “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital” in our 2020 Form 10-K. The enterprise regulatory capital framework requires significantly higher levels of capital than what is required under our statutory minimum capital requirements. The enterprise regulatory capital framework went into effect in February 2021, but we are not currently required to hold capital according to the framework’s requirements. The dates on which we must comply with the quantitative requirements of the enterprise regulatory capital framework are staggered and largely dependent on whether we remain in conservatorship. We are required to report capital amounts as determined under the enterprise regulatory capital framework for periods beginning after 2021. At September 30, 2021, we had a deficit relative to the amount of capital required under the enterprise regulatory capital framework.
Capital Activity
Under the dividend provisions of the senior preferred stock, we are permitted to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Business—Legislation and Regulation—GSE Act and Other Legislative and Regulatory Matters—Capital” in our 2020 Form 10-K. The aggregate liquidation preference of the senior preferred stock increased to $158.8 billion as of September 30, 2021 and will further increase to $163.7 billion as of December 31, 2021 due to the $4.8 billion increase in our net worth during the third quarter of 2021.
See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2020 Form 10-K and “Legislation and Regulation—Letter Agreement with Treasury” in this report for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors—GSE and Conservatorship Risk” in our 2020 Form 10-K for a discussion of the risks associated with the limit on our capital reserves.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of September 30, 2021, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” in our 2020 Form 10-K for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
Off-Balance Sheet Arrangements

Our off-balance sheet arrangements result primarily from the following:
•our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments, over which we do not have control;
•liquidity support transactions; and
•partnership interests.

Fannie Mae Third Quarter 2021 Form 10-Q	71

MD&A | Off-Balance Sheet Arrangements

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $205.0 billion as of September 30, 2021. Approximately $159.7 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers. Additionally, off-balance sheet exposure includes approximately $30.6 billion of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS, net of any beneficial interest that we retain, and other financial guarantees was $153.6 billion as of December 31, 2020. Approximately $110.7 billion of this amount consisted of the unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers and $26.6 billion of this amount consisted of the unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs. See “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
We also have off-balance sheet exposure to losses from liquidity support transactions and partnership interests.
•Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $5.6 billion as of September 30, 2021 and $6.4 billion as of December 31, 2020. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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

Fannie Mae Third Quarter 2021 Form 10-Q	72

MD&A | Risk Management | Institutional Counterparty Credit Risk Management

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
Change in Private Mortgage Insurer Eligibility Requirements
Mortgage insurers must meet and maintain compliance with private mortgage insurer eligibility requirements (“PMIERs”) to be eligible to write mortgage insurance on loans acquired by Fannie Mae. The PMIERs are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. Under FHFA guidance, we and Freddie Mac published an update to the PMIERs in June 2021, which revised PMIERs guidance issued in 2020 that addressed issues arising from the COVID-19 pandemic. The revisions include:
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

Fannie Mae Third Quarter 2021 Form 10-Q	73

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended September 30, 2021 and 2020. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see our 2020 Form 10-K in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management.”

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of (1)(2)
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Rate level shock:
-100 basis points	$(224)	$(179)
-50 basis points	(47)	8
+50 basis points	10	(111)
+100 basis points	*	(154)
Rate slope shock:
-25 basis points (flattening)	1	(9)
+25 basis points (steepening)	3	4
*    Represents a rate level shock impact of under $0.5 million.

	For the Three Months Ended September 30, (1)(3)
	2021			2020
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	(0.03)	$(1)	$(83)	—	$(22)	$(18)
Minimum	(0.06)	(9)	(117)	(0.04)	(36)	(75)
Maximum	—	3	(47)	0.08	(12)	42
Standard deviation	0.01	3	16	0.03	6	27
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

Fannie Mae Third Quarter 2021 Form 10-Q	74

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
We use derivatives to help manage the residual interest-rate risk exposure between the assets and liabilities in our net portfolio. Derivatives have enabled us to keep our economic interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of (1)
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Before derivatives	$(692)	$(613)
After derivatives	(47)	8
Effect of derivatives	645	621
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
In January 2021, we began applying fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates, including LIBOR and SOFR. Although we continue to expect reduced earnings volatility related to changes in the benchmark interest rates as a result of our adoption of hedge accounting, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, when the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships daily to provide flexibility in our overall risk management strategy.
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

Fannie Mae Third Quarter 2021 Form 10-Q	75

MD&A | Critical Accounting Policies and Estimates

reasonable and supportable forecasts for key economic drivers, such as home prices (single-family), rental income (multifamily) and capitalization rates (multifamily). Our modeled loan performance is based on our historical experience of loans with similar risk characteristics adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our credit loss estimates capture the possibility of remote events that could result in credit losses on loans that are considered low risk. Our credit loss models, including the forecast data used as key inputs, are subject to our model oversight and review processes as well as other established governance and controls.
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
Impact of Future Adoption of New Accounting Guidance

We identify and discuss the expected impact on our condensed consolidated financial statements of recently issued accounting guidance, if any, in “Note 1, Summary of Significant Accounting Policies.” No applicable guidance was identified during the third quarter of 2021.
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
•economic, mortgage market and housing market conditions (including expectations regarding home price growth, refinance volumes and interest rates), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
•our business plans and strategies, and their impact;
•our plans relating to and the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future transactions;
•volatility in our future financial results and the impact of our adoption of hedge accounting on such volatility;
•the size and composition of our retained mortgage portfolio;
•the amount and timing of our purchases of loans from MBS trusts;
•the impact of legislation and regulation on our business or financial results;
•the impact of the COVID-19 pandemic on our business;

Fannie Mae Third Quarter 2021 Form 10-Q	76

MD&A | Forward-Looking Statements

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
•the duration, spread and severity of the COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and COVID-19 vaccination rates; the effectiveness of currently available COVID-19 vaccines over time and against variants of the coronavirus; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; the extent to which current economic and operating conditions continue, including whether any future outbreaks or increases in new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties recover from the negative economic impact of the pandemic;
•the impact of the senior preferred stock purchase agreement and the enterprise regulatory capital framework, as well as future legislative and regulatory requirements or changes, governmental initiatives, or executive orders affecting us, such as the enactment of housing finance reform legislation, including changes that limit our business activities or our footprint or impose new mandates on us;
•actions by FHFA, Treasury, HUD, the CFPB or other regulators, Congress, the Executive Branch, or state or local governments that affect our business;
•changes in the structure and regulation of the financial services industry;
•the potential impact of a change in the corporate income tax rate, which we expect would affect our capital requirements and net income in the quarter of enactment as a result of a change in our measurement of our deferred tax assets and our net income in subsequent quarters as a result of the change in our effective federal income tax rate;
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
•uncertainties relating to the discontinuance of LIBOR, or other market changes that could impact the loans we own or guarantee or our MBS;

Fannie Mae Third Quarter 2021 Form 10-Q	77

MD&A | Forward-Looking Statements

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
•the investment by Treasury, including the impact of recent changes or potential future changes to the terms of the senior preferred stock purchase agreement, and its and their effect on our business, including restrictions imposed on us by the terms of the senior preferred stock purchase agreement, the senior preferred stock, and Treasury’s warrant, as well as the extent that these or other restrictions on our business and activities are applied to us through other mechanisms even if we cease to be subject to these agreements and instruments;
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
•our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved borrowers or address barriers to sustainable housing opportunities and advance equity in housing finance;
•the possibility that changes in leadership at FHFA or the Administration may result in changes that affect our company or our business;
•our reliance on Common Securitization Solutions, LLC (“CSS”) and the common securitization platform for a majority of our single-family securitization activities, our reduced influence over CSS as a result of changes made in 2020 to the CSS limited liability company agreement, and any additional changes FHFA may require in our relationship with or in our support of CSS;
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
•defaults by one or more institutional counterparties;

Fannie Mae Third Quarter 2021 Form 10-Q	78

MD&A | Forward-Looking Statements

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

Fannie Mae Third Quarter 2021 Form 10-Q	79

Financial Statements | Condensed Consolidated Balance Sheets

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	September 30, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$67,377	$38,337
Restricted cash and cash equivalents (includes $59,370 and $68,308, respectively, related to consolidated trusts)	66,087	77,286
Federal funds sold and securities purchased under agreements to resell or similar arrangements (includes $27,110 and $0, respectively, related to consolidated trusts)	27,610	28,200
Investments in securities:
Trading, at fair value (includes $5,567 and $6,544, respectively, pledged as collateral)	97,209	136,542
Available-for-sale, at fair value (with an amortized cost of $873 and $1,606, net of allowance for credit losses of $0 and $3 as of September 30, 2021 and December 31, 2020, respectively)	886	1,697
Total investments in securities	98,095	138,239
Mortgage loans:
Loans held for sale, at lower of cost or fair value	7,489	5,197
Loans held for investment, at amortized cost:
Of Fannie Mae	70,936	112,726
Of consolidated trusts	3,831,578	3,546,521
Total loans held for investment (includes $5,301 and $6,490, respectively, at fair value)	3,902,514	3,659,247
Allowance for loan losses	(6,334)	(10,552)
Total loans held for investment, net of allowance	3,896,180	3,648,695
Total mortgage loans	3,903,669	3,653,892
Advances to lenders	9,924	10,449
Deferred tax assets, net	13,128	12,947
Accrued interest receivable, net (includes $9,544 and $9,635 related to consolidated trusts and net of allowance of $118 and $216 as of September 30, 2021 and December 31, 2020, respectively)	9,895	9,937
Acquired property, net	1,261	1,261
Other assets	12,163	15,201
Total assets	$4,209,209	$3,985,749
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,563 and $8,955, respectively, related to consolidated trusts)	$9,299	$9,719
Debt:
Of Fannie Mae (includes $2,633 and $3,728, respectively, at fair value)	234,843	289,572
Of consolidated trusts (includes $23,020 and $24,586, respectively, at fair value)	3,907,626	3,646,164
Other liabilities (includes $1,233 and $1,523, respectively, related to consolidated trusts)	15,268	15,035
Total liabilities	4,167,036	3,960,490
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $158,844 and $142,192, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(91,123)	(108,110)
Accumulated other comprehensive income	43	116
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	42,173	25,259
Total liabilities and equity	$4,209,209	$3,985,749
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	80

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
Interest income:
Trading securities	$134	$177	$396	$712
Available-for-sale securities	11	19	48	76
Mortgage loans	24,798	25,810	73,083	81,755
Federal funds sold and securities purchased under agreements to resell or similar arrangements	5	14	17	135
Other	33	33	106	92
Total interest income	24,981	26,053	73,650	82,770
Interest expense:
Short-term debt	—	(19)	(4)	(175)
Long-term debt	(18,009)	(19,378)	(51,646)	(64,815)
Total interest expense	(18,009)	(19,397)	(51,650)	(64,990)
Net interest income	6,972	6,656	22,000	17,780
Benefit (provision) for credit losses	937	501	4,290	(2,094)
Net interest income after benefit (provision) for credit losses	7,909	7,157	26,290	15,686
Investment gains, net	243	653	934	644
Fair value gains (losses), net	(17)	(327)	321	(1,621)
Fee and other income	111	93	301	303
Non-interest income (loss)	337	419	1,556	(674)
Administrative expenses:
Salaries and employee benefits	(376)	(386)	(1,128)	(1,161)
Professional services	(184)	(230)	(582)	(673)
Other administrative expenses	(185)	(146)	(529)	(431)
Total administrative expenses	(745)	(762)	(2,239)	(2,265)
Foreclosed property expense	(69)	(71)	(105)	(161)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(781)	(679)	(2,270)	(1,976)
Credit enhancement expense	(233)	(325)	(791)	(1,061)
Change in expected credit enhancement recoveries	(42)	(48)	(117)	413
Other expenses, net	(268)	(313)	(867)	(792)
Total expenses	(2,138)	(2,198)	(6,389)	(5,842)
Income before federal income taxes	6,108	5,378	21,457	9,170
Provision for federal income taxes	(1,266)	(1,149)	(4,470)	(1,935)
Net income	4,842	4,229	16,987	7,235
Other comprehensive loss:
Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes	(10)	(11)	(64)	(4)
Other, net of taxes	(4)	(2)	(9)	(7)
Total other comprehensive loss	(14)	(13)	(73)	(11)
Total comprehensive income	$4,828	$4,216	$16,914	$7,224
Net income	$4,842	$4,229	$16,987	$7,235
Dividends distributed or amounts attributable to senior preferred stock	(4,828)	(4,216)	(16,914)	(7,224)
Net income attributable to common stockholders	$14	$13	$73	$11
Earnings per share:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	0.00	0.00	0.01	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,893	5,893	5,893	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	81

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$37,055	$(76,994)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	33	35
Proceeds from sales of trading securities held for investment	159	44
Proceeds from maturities and paydowns of available-for-sale securities	221	275
Proceeds from sales of available-for-sale securities	582	258
Purchases of loans held for investment	(528,555)	(519,133)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	8,595	7,711
Proceeds from sales of loans acquired held-for-investment of Fannie Mae	10,475	4,422
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	861,516	770,982
Advances to lenders	(306,079)	(223,007)
Proceeds from disposition of acquired property and preforeclosure sales	2,816	4,694
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	590	878
Other, net	(62)	(576)
Net cash provided by investing activities	50,291	46,583
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	199,222	501,627
Payments to redeem debt of Fannie Mae	(253,093)	(394,187)
Proceeds from issuance of debt of consolidated trusts	887,383	716,591
Payments to redeem debt of consolidated trusts	(903,450)	(743,578)
Other, net	433	(461)
Net cash provided by (used in) financing activities	(69,505)	79,992
Net increase in cash, cash equivalents and restricted cash and cash equivalents	17,841	49,581
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	115,623	61,407
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$133,464	$110,988
Cash paid during the period for:
Interest	$80,048	$86,035
Income taxes	4,650	2,750

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	82

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(95,965)	$57	$(7,400)	$37,345
Comprehensive income:
Net income	—	—	—	—	—	—	4,842	—	—	4,842
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(10)	—	(10)
Reclassification adjustment for gains included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										4,828
Balance as of September 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(91,123)	$43	$(7,400)	$42,173

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(108,110)	$116	$(7,400)	$25,259
Comprehensive income:
Net income	—	—	—	—	—	—	16,987	—	—	16,987
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $4)	—	—	—	—	—	—	—	(14)	—	(14)
Reclassification adjustment for gains included in net income (net of taxes of $13)	—	—	—	—	—	—	—	(50)	—	(50)
Other (net of taxes of $2)	—	—	—	—	—	—	—	(9)	—	(9)
Total comprehensive income										16,914
Balance as of September 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(91,123)	$43	$(7,400)	$42,173

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	83

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(116,909)	$133	$(7,400)	$16,477
Senior preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	4,229	—	—	4,229
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	1	—	1
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	(12)	—	(12)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,216
Balance as of September 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(112,680)	$120	$(7,400)	$20,693

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(118,776)	$131	$(7,400)	$14,608
Transition impact, net of tax, from the adoption of the current expected credit loss standard	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance as of January 1, 2020, adjusted	1	556	1,158	120,836	19,130	687	(119,915)	131	(7,400)	13,469
Comprehensive income:
Net income	—	—	—	—	—	—	7,235	—	—	7,235
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	2	—	2
Reclassification adjustment for gains included in net income (net of taxes of $2)	—	—	—	—	—	—	—	(6)	—	(6)
Other (net of taxes of $2)	—	—	—	—	—	—	—	(7)	—	(7)
Total comprehensive income										7,224
Balance as of September 30, 2020	1	556	1,158	$120,836	$19,130	$687	$(112,680)	$120	$(7,400)	$20,693

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	84

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
The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2020 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and nine months ended September 30, 2021 may not necessarily be indicative of the results for the year ending December 31, 2021.
Presentation of Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes funds held by consolidated MBS trusts that have not yet been remitted to MBS certificateholders under the terms of our servicing guide and the related trust agreements. In 2021, Fannie Mae, in its role as trustee, began to invest funds held by consolidated trusts directly in eligible short-term third-party investments, which may include investments in cash equivalents that are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less. The funds underlying these short-term investments are restricted per the trust agreements. Accordingly, any investment in cash equivalents should be classified as restricted and is presented as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets to reflect the investment of funds related to MBS trusts.
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	85

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
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Under our senior preferred stock purchase agreement with Treasury, in September 2008 we issued Treasury one million shares of senior preferred stock and a warrant to purchase shares of our common stock. The senior preferred stock purchase agreement and the dividend and liquidation provisions of the senior preferred stock were amended in January 2021 pursuant to a letter agreement between Fannie Mae, through FHFA in its capacity as conservator, and Treasury. These changes included the following:
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	86

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
On September 14, 2021, Fannie Mae, through FHFA acting in its capacity as Fannie Mae’s conservator, entered into a letter agreement with Treasury temporarily suspending certain of the restrictive business covenants that were added in the January 2021 letter agreement amending the senior preferred stock purchase agreement. The letter agreement provides that the suspension of these provisions will terminate on the later of one year after the date of the agreement and six months after Treasury notifies us. While the September 2021 letter agreement temporarily suspended restrictions on certain business activities, in the ordinary course of business these and other business activities are subject to constraints from a variety of sources, including board- and management-approved risk limits, capital considerations and FHFA instructions.
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of September 30, 2021, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018.
Dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA in November 2020. The aggregate liquidation preference of the senior preferred stock increased to $158.8 billion as of September 30, 2021 and will further increase to $163.7 billion as of December 31, 2021 due to the $4.8 billion increase in our net worth during the third quarter of 2021.
Both the January and September 2021 letter agreements have been accounted for as modifications of the existing agreement. As a result, there is no change in the carrying value of the senior preferred stock.
See “Note 11, Equity” in our 2020 Form 10-K for additional information about the senior preferred stock purchase agreement and the senior preferred stock.
Statutory Capital
We submit capital reports to FHFA, which monitors our capital levels. The deficit of core capital over statutory minimum capital was $106.5 billion as of September 30, 2021 and $124.3 billion as of December 31, 2020.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2021, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $158.8 billion. See “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above for additional information on transactions under this agreement and the modifications made in the January 2021 and September 2021 letter agreements.
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	87

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
Transactions with Treasury
Our administrative expenses were reduced by $4 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $13 million and $14 million for the nine months ended September 30, 2021 and 2020, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
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
We recognized $781 million and $679 million in TCCA fees during the three months ended September 30, 2021 and 2020, respectively, and $2.3 billion and $2.0 billion for the nine months ended September 30, 2021 and 2020, respectively, of which $781 million had not been remitted to Treasury as of September 30, 2021.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, and 35% of this amount is payable to Treasury’s Capital Magnet Fund. We recognized a total of $46 million and $59 million in “Other expenses, net” for the three months ended September 30, 2021 and 2020, respectively, and $165 million and $144 million for the nine months ended September 30, 2021 and 2020, respectively, in connection with Treasury’s Capital Magnet Fund, of which $165 million has not been remitted as of September 30, 2021.
On September 14, 2021, Fannie Mae, through FHFA acting in its capacity as Fannie Mae’s conservator, entered into a letter agreement with Treasury temporarily suspending certain of the restrictive business covenants in the senior preferred stock purchase agreement. The specified provisions of the letter agreement are described under “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $35 million for the three months ended September 30, 2021 and 2020, and $107 million and $102 million for the nine months ended September 30, 2021 and 2020, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $15 million and $19 million for the three months ended September 30, 2021 and 2020, respectively, and $60 million and $67 million for the nine months ended September 30, 2021 and 2020, respectively.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
Derivatives
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	89

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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock. Weighted average common shares include 4.7 billion shares for the periods ended September 30, 2021 and 2020 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2021 and 2020.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, our diluted EPS weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock.
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	90

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

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$1,073	$1,611
Non-Fannie Mae	3,282	3,608
Total trading securities	4,355	5,219
Available-for-sale securities:
Fannie Mae	518	1,168
Non-Fannie Mae	207	318
Total available-for-sale securities	725	1,486
Other assets	37	41
Other liabilities	(63)	(67)
Net carrying amount	$5,054	$6,679
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $198 billion and $146 billion as of September 30, 2021 and December 31, 2020, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $240 billion and $180 billion as of September 30, 2021 and December 31, 2020, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments (“LIHTC”), community investments and other entities, was $225 million and the related net carrying value was $219 million as of September 30, 2021. As of December 31, 2020, the maximum exposure to loss was $126 million and the related net carrying value was $121 million. The total assets of these limited partnership investments were $3.3 billion as of September 30, 2021 and $2.6 billion as of December 31, 2020.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $8.2 billion and $11.4 billion as of September 30, 2021 and December 31, 2020, respectively. The total assets related to these unconsolidated SPVs were $8.2 billion and $11.4 billion as of September 30, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

The unpaid principal balance of our multifamily loan portfolio was $398.2 billion as of September 30, 2021. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the Financial Accounting Standards Board’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2021 and 2020, the unpaid principal balance of portfolio securitizations was $140.1 billion and $213.0 billion, respectively. For the nine months ended September 30, 2021 and 2020, the unpaid principal balance of portfolio securitizations was $554.0 billion and $504.9 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2021, the unpaid principal balance of retained interests was $1.1 billion and its related fair value was $2.1 billion. As of December 31, 2020, the unpaid principal balance of retained interests was $1.7 billion and its related fair value was $2.9 billion. For the three months ended September 30, 2021 and 2020, the principal, interest and other fees received on retained interests was $139 million and $166 million, respectively. For the nine months ended September 30, 2021 and 2020, the principal, interest and other fees received on retained interests was $426 million and $517 million, respectively.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	92

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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Single-family	$3,435,023	$3,216,146
Multifamily	398,168	373,722
Total unpaid principal balance of mortgage loans	3,833,191	3,589,868
Cost basis and fair value adjustments, net	76,812	74,576
Allowance for loan losses for HFI loans	(6,334)	(10,552)
Total mortgage loans(1)	$3,903,669	$3,653,892
(1)Excludes $9.8 billion of accrued interest receivable, net of allowance as of September 30, 2021 and December 31, 2020.
The following table displays information about our redesignation of loans from HFI to HFS and the sales of mortgage loans during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
	(Dollars in millions)
Single-family loans redesignated from HFI to HFS:
Amortized cost	$3,427	$5,305	$12,844	$6,942
Lower of cost or fair value adjustment at time of redesignation(1)	(47)	(227)	(247)	(236)
Allowance reversed at time of redesignation	165	737	1,350	921

Single-family loans sold:
Unpaid principal balance	$3,063	$4,593	$10,588	$5,088
Realized gains, net	300	424	955	464
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $5.0 billion as of September 30, 2021 and December 31, 2020. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose. In response to the COVID-19 pandemic, we have prohibited our servicers from completing foreclosures on our single-family loans through July 31, 2021, except in the case of vacant or abandoned properties. In addition, our servicers are required to comply with a Consumer Financial Protection Bureau (the “CFPB”) rule that

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	93

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

	As of September 30, 2021
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$19,980	$5,013	$48,802	$73,795	$2,838,393	$2,912,188	$33,274	$5,608
15-year or less, amortizing fixed-rate	1,960	337	2,477	4,774	519,238	524,012	2,083	185
Adjustable-rate	165	32	537	734	26,235	26,969	434	72
Other(2)	715	212	2,425	3,352	39,285	42,637	1,360	541
Total single-family	22,820	5,594	54,241	82,655	3,423,151	3,505,806	37,151	6,406
Multifamily(3)	368	N/A	1,656	2,024	399,217	401,241	122	126
Total	$23,188	$5,594	$55,897	$84,679	$3,822,368	$3,907,047	$37,273	$6,532

	As of December 31, 2020
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$24,928	$9,414	$88,276	$122,618	$2,619,585	$2,742,203	$68,526	$6,028
15-year or less, amortizing fixed-rate	1,987	601	5,028	7,616	449,443	457,059	4,292	240
Adjustable-rate	268	97	1,143	1,508	29,933	31,441	907	114
Other(2)	1,150	458	5,037	6,645	47,937	54,582	2,861	771
Total single-family	28,333	10,570	99,484	138,387	3,146,898	3,285,285	76,586	7,153
Multifamily(3)	1,140	N/A	3,688	4,828	372,598	377,426	610	302
Total	$29,473	$10,570	$103,172	$143,215	$3,519,496	$3,662,711	$77,196	$7,455

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	94

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

	As of September 30, 2021, by Year of Origination(1)
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$613,085	$912,984	$199,883	$99,052	$123,581	$724,677	$2,673,262
Greater than 80% and less than or equal to 90%	107,349	63,299	3,821	1,250	731	2,226	178,676
Greater than 90% and less than or equal to 100%	55,381	2,642	626	302	60	585	59,596
Greater than 100%	3	6	7	12	27	599	654
Total 20- and 30-year or more, amortizing fixed-rate	775,818	978,931	204,337	100,616	124,399	728,087	2,912,188
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	157,618	167,706	28,311	10,712	22,806	133,000	520,153
Greater than 80% and less than or equal to 90%	2,642	564	23	5	3	9	3,246
Greater than 90% and less than or equal to 100%	589	9	—	1	1	4	604
Greater than 100%	—	—	—	1	1	7	9
Total 15-year or less, amortizing fixed-rate	160,849	168,279	28,334	10,719	22,811	133,020	524,012
Adjustable-rate:
Less than or equal to 80%	4,791	2,424	1,239	1,424	2,880	13,636	26,394
Greater than 80% and less than or equal to 90%	377	39	7	5	2	3	433
Greater than 90% and less than or equal to 100%	141	1	—	—	—	—	142
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	5,309	2,464	1,246	1,429	2,882	13,639	26,969
Other:
Less than or equal to 80%	—	—	35	287	697	29,199	30,218
Greater than 80% and less than or equal to 90%	—	—	—	5	9	387	401
Greater than 90% and less than or equal to 100%	—	—	1	1	2	185	189
Greater than 100%	—	—	—	2	2	189	193
Total other	—	—	36	295	710	29,960	31,001
Total	$941,976	$1,149,674	$233,953	$113,059	$150,802	$904,706	$3,494,170

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$775,494	$1,083,114	$229,468	$111,475	$149,964	$900,512	$3,250,027
Greater than 80% and less than or equal to 90%	110,368	63,902	3,851	1,265	745	2,625	182,756
Greater than 90% and less than or equal to 100%	56,111	2,652	627	304	63	774	60,531
Greater than 100%	3	6	7	15	30	795	856
Total	$941,976	$1,149,674	$233,953	$113,059	$150,802	$904,706	$3,494,170

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2020, by Year of Origination(1)
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$794,156	$233,994	$135,849	$183,315	$221,172	$775,636	$2,344,122
Greater than 80% and less than or equal to 90%	157,500	85,227	23,440	5,270	1,592	5,958	278,987
Greater than 90% and less than or equal to 100%	109,743	4,186	820	250	124	1,994	117,117
Greater than 100%	28	7	28	77	81	1,756	1,977
Total 20- and 30-year or more, amortizing fixed-rate	1,061,427	323,414	160,137	188,912	222,969	785,344	2,742,203
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	181,418	41,374	15,768	31,497	46,088	132,596	448,741
Greater than 80% and less than or equal to 90%	6,105	811	35	14	8	20	6,993
Greater than 90% and less than or equal to 100%	1,274	9	3	4	3	10	1,303
Greater than 100%	—	—	3	3	3	13	22
Total 15-year or less, amortizing fixed-rate	188,797	42,194	15,809	31,518	46,102	132,639	457,059
Adjustable-rate:
Less than or equal to 80%	2,935	1,839	2,412	4,765	2,678	16,248	30,877
Greater than 80% and less than or equal to 90%	234	152	79	19	5	12	501
Greater than 90% and less than or equal to 100%	56	3	1	—	—	2	62
Greater than 100%	—	—	—	—	—	1	1
Total adjustable-rate	3,225	1,994	2,492	4,784	2,683	16,263	31,441
Other:
Less than or equal to 80%	—	41	328	811	1,028	36,216	38,424
Greater than 80% and less than or equal to 90%	—	2	20	43	30	1,298	1,393
Greater than 90% and less than or equal to 100%	—	2	8	16	10	602	638
Greater than 100%	—	—	4	8	9	631	652
Total other	—	45	360	878	1,077	38,747	41,107
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$978,509	$277,248	$154,357	$220,388	$270,966	$960,696	$2,862,164
Greater than 80% and less than or equal to 90%	163,839	86,192	23,574	5,346	1,635	7,288	287,874
Greater than 90% and less than or equal to 100%	111,073	4,200	832	270	137	2,608	119,120
Greater than 100%	28	7	35	88	93	2,401	2,652
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810
(1)Excludes $11.6 billion and $13.5 billion as of September 30, 2021 and December 31, 2020, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost in our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.

	As of September 30, 2021, by Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$38,547	$81,070	$66,157	$59,144	$47,164	$95,395	$387,477
Classified(2)	56	264	1,679	1,871	3,353	6,541	13,764
Total	$38,603	$81,334	$67,836	$61,015	$50,517	$101,936	$401,241

	As of December 31, 2020, by Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$71,977	$68,296	$62,087	$50,907	$43,174	$70,933	$367,374
Classified(2)	37	1,041	1,529	2,616	1,579	3,250	10,052
Total	$72,014	$69,337	$63,616	$53,523	$44,753	$74,183	$377,426
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. We had no loans classified as doubtful as of September 30, 2021 and loans with an amortized cost of less than $1 million classified as doubtful as of December 31, 2020.
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
The substantial majority of the loan modifications accounted for as a TDR result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 151 months and 159 months for the three months ended September 30, 2021 and 2020, respectively. The average interest rate reduction was 0.56 and 0.42 percentage points, for the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the average term extension of a single-family modified loan was 146 months and 166 months, respectively, and the average interest rate reduction was 0.57 and 0.35 percentage points, respectively.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Three Months Ended September 30,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	2,126	$345	5,993	$1,006
15-year or less, amortizing fixed-rate	209	16	579	50
Adjustable-rate	18	2	109	16
Other	88	8	371	47
Total single-family	2,441	371	7,052	1,119
Multifamily	—	—	—	—
Total TDRs	2,441	$371	7,052	$1,119

	For the Nine Months Ended September 30,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	8,022	$1,274	25,360	$4,412
15-year or less, amortizing fixed-rate	886	70	2,448	216
Adjustable-rate	96	14	395	62
Other	416	43	1,464	185
Total single-family	9,420	1,401	29,667	4,875
Multifamily	—	—	—	—
Total TDRs	9,420	$1,401	29,667	$4,875
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

	For the Three Months Ended September 30,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	1,782	$294	2,956	$532
15-year or less, amortizing fixed-rate	133	10	21	1
Adjustable-rate	11	1	3	—
Other	200	37	219	35
Total single-family	2,126	342	3,199	568
Multifamily	—	—	—	—
Total TDRs that subsequently defaulted	2,126	$342	3,199	$568

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Nine Months Ended September 30,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	5,754	$969	11,529	$2,119
15-year or less, amortizing fixed-rate	330	24	106	7
Adjustable-rate	26	4	15	2
Other	693	128	1,094	180
Total single-family	6,803	1,125	12,744	2,308
Multifamily	—	—	4	16
Total TDRs that subsequently defaulted	6,803	$1,125	12,748	$2,324
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The tables below display the forgone interest and the accrued interest receivable written off through the reversal of interest income for HFI single-family and multifamily nonaccrual loans.

	For the Three Months Ended September 30,
	2021	2020
	(Dollars in millions)
Single-family:
Interest income forgone(1)	$133	$219
Accrued interest receivable written off through the reversal of interest income	15	33

Multifamily:
Interest income forgone(1)	$13	$8
Accrued interest receivable written off through the reversal of interest income	—	5

	For the Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Single-family:
Interest income forgone(1)	$450	$573
Accrued interest receivable written off through the reversal of interest income	144	165

Multifamily:
Interest income forgone(1)	$33	$9
Accrued interest receivable written off through the reversal of interest income	1	7
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

	As of
	September 30, 2021	June 30, 2021	December 31, 2020
	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$20,083	$24,728	$22,907
15-year or less, amortizing fixed-rate	491	596	853
Adjustable-rate	126	179	270
Other	1,277	1,761	2,475
Total single-family	21,977	27,264	26,505
Multifamily	2,253	2,220	2,069
Total nonaccrual loans	$24,230	$29,484	$28,574

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$67	$68	$241	$309
15-year or less, amortizing fixed-rate	1	2	4	9
Adjustable-rate	—	1	1	3
Other	3	5	14	31
Total single-family	71	76	260	352
Multifamily	9	—	24	3
Total nonaccrual loans	$80	$76	$284	$355
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(6,064)	$(11,598)	$(9,344)	$(8,759)
Transition impact of the adoption of the CECL standard	—	—	—	(1,229)
Benefit (provision) for loan losses	839	931	4,003	(857)
Write-offs	51	261	271	377
Recoveries	(133)	(4)	(212)	(10)
Other	(8)	23	(33)	91
Ending Balance	$(5,315)	$(10,387)	$(5,315)	$(10,387)
Multifamily allowance for loan losses:
Beginning balance	$(1,050)	$(1,368)	$(1,208)	$(257)
Transition impact of the adoption of the CECL standard	—	—	—	(493)
Benefit (provision) for loan losses	45	(34)	175	(669)
Write-offs	7	86	54	104
Recoveries	(21)	—	(40)	(1)
Ending Balance	$(1,019)	$(1,316)	$(1,019)	$(1,316)
Total allowance for loan losses:
Beginning balance	$(7,114)	$(12,966)	$(10,552)	$(9,016)
Transition impact of the adoption of the CECL standard	—	—	—	(1,722)
Benefit (provision) for loan losses	884	897	4,178	(1,526)
Write-offs	58	347	325	481
Recoveries	(154)	(4)	(252)	(11)
Other	(8)	23	(33)	91
Ending Balance	$(6,334)	$(11,703)	$(6,334)	$(11,703)
Our benefit or provision for loan losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the type, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed, and the redesignation of loans from HFI to HFS. Our benefit or provision can also be impacted by updates to the models, assumptions, and data used in determining our allowance for loan losses. As described below, our benefit or provision for loan losses and our loss reserves have been significantly affected by our estimates of the impact of the COVID-19 pandemic and the pace and strength of the economy’s subsequent recovery, which require significant management judgment.
The primary factors that contributed to our single-family benefit for loan losses for the three months ended September 30, 2021 were:
•Benefit from actual and forecasted home price growth. For the three months ended September 30, 2021, actual home price growth continued to be strong. We also increased our expectations for home price growth on a national basis for full-year 2021. Higher home prices decrease the likelihood that loans will default and reduce the amount of loan loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. For the three months ended September 30, 2021, the benefit was primarily driven by the removal of the remaining non-modeled adjustment related to COVID-19 as discussed below.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
The primary factors that contributed to our single-family benefit for loan losses for the nine months ended September 30, 2021 were:
•Benefit from actual and forecasted home price growth which have been robust throughout 2021.
•Benefit from the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS. We redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intend to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a net benefit for loan losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. During the first and second quarters of 2021, management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic that was not represented in historical data or otherwise captured by our credit model. As of September 30, 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies have all become much less uncertain. Specifically, the decrease in uncertainty as of September 30, 2021 compared with the end of 2020 was primarily driven by the passage of the American Rescue Plan Act of 2021 and the broad implementation of the COVID-19 vaccination program in the United States, which contributed to a significant increase in business activity and helped support continued economic growth. There has also been a steady decline in the number of borrowers in a COVID-19-related forbearance, lessening expectations of loan losses. Additionally, we believe the array of possible future economic environments included in our credit model, which captures scenarios that may be remote, combined with data consumed over the course of the COVID-19 pandemic have removed the need to continue to supplement modeled results.
The impact of these factors was partially offset by the impact of the following factor, which reduced our single-family benefit for loan losses recognized for the nine months ended September 30, 2021.
•Provision for higher actual and projected interest rates. Actual and projected interest rates were higher as of September 30, 2021 compared with December 31, 2020. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans. Lower expected prepayments extend the expected lives of modified loans, which increases the expected impairment relating to term and interest-rate concessions provided on these loans, resulting in a provision for loan losses.
The decrease in single-family write-offs for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 was primarily due to a reduction in the number of nonperforming and reperforming loans redesignated from HFI to HFS in the third quarter of 2021 as well as more favorable pricing on our HFS loans.
The primary factors that contributed to our single-family provision for loan losses for the nine months ended September 30, 2020 were:
•Provision for changes in assumptions regarding COVID-19 forbearance and loan delinquencies, which included adjustments to modeled results. Our single-family provision for loan losses for the nine months ended September 30, 2020 was driven by the economic dislocation caused by the COVID-19 pandemic, with the majority of the provision recognized in the first quarter of 2020. Estimating expected loan losses as a result of the COVID-19 pandemic continued to require significant management judgment regarding a number of matters, including our expectations surrounding borrower participation in a COVID-19-related forbearance, the type and extent of loss mitigation that may be needed when the loan exits forbearance, the high degree of uncertainty regarding the future course of the pandemic and its effect on the economy, and expectations regarding the impact of fiscal stimulus to support borrowers. As a result, the model used to estimate single-family loan losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. The model consumed data from the initial months of the pandemic, including loan delinquencies, and updated credit profile data for loans in forbearance. As more of this data was consumed by our credit loss model, we reduced the non-modeled adjustment initially recorded in the first quarter.
In the third quarter of 2020, management continued to apply its judgment and supplement model results as of September 30, 2020, taking into account the continued high degree of uncertainty regarding the future impact of the pandemic and its effect on the economy, future economic and housing policy, and extended foreclosure moratoriums. These factors, combined with higher loan delinquencies, led to an increase in provision attributable to these COVID-19-related factors, which was partially offset by a decrease in our estimated single-family cumulative forbearance take-up, based on the economic data and forbearance activity observed through the third quarter of 2020.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
The factors discussed above were offset by the factors below, which contributed to a single-family benefit for loan losses for the three months ended September 30, 2020 and reduced the amount of single-family provision for loan losses recognized for the nine months ended September 30, 2020:
•Benefit from lower actual and projected interest rates. For much of 2020, we continued to be in a historically low interest-rate environment. As mortgage interest rates decline, we expect an increase in future prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for loan losses. Most of this benefit from lower actual and projected mortgage interest rates was recognized in the first half of 2020.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. In the third quarter of 2020, we resumed sales of reperforming loans after our suspension of new loan sales in the second quarter of 2020. As a result, we redesignated certain reperforming single-family loans from HFI to HFS in the third quarter of 2020, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, which contributed to a net benefit for loan losses for the three and nine months ended September 30, 2020.
•Benefit from actual and expected home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020. However, the negative impact from the first quarter of 2020 was more than offset by an increase in actual home price growth in the second and third quarters.
The primary factors that contributed to our multifamily benefit for loan losses for the three and nine months ended September 30, 2021 were:
•Benefit from actual and projected economic data. For the three and nine months ended September 30, 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan defaults resulting in a benefit for loan losses for the quarter and year-to-date.
•Benefit from lower expected loan losses as a result of the COVID-19 pandemic. Similar to our single-family benefit for loan losses described above, for the first and second quarters of 2021 management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic. As of September 30, 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies have all become much less uncertain. See our single-family 2021 benefit for loan losses discussion above for more information on these factors.
Our multifamily provision for loan losses for the nine months ended September 30, 2020 was driven by higher expected losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty, driven by elevated unemployment which we expected would result in a decrease of multifamily property income and property values. In addition, the multifamily provision for loan losses included increased expected loan losses on seniors housing loans as these properties were disproportionately impacted by the pandemic. The vast majority of these expenses were recognized in the first half of 2020. Consistent with the single-family discussion above, the model we used to estimate multifamily loan losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. The model consumed data from the initial months of the pandemic, but we continued to apply management judgment and supplement model results as of September 30, 2020, taking into account the continued high degree of uncertainty that remained relating to the impact of the pandemic.
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	104

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

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$1,715	$2,404
Other agency(1)	3,139	3,451
Private-label and other mortgage securities	143	158
Total mortgage-related securities (includes $642 million and $793 million, respectively, related to consolidated trusts)	4,997	6,013
Non-mortgage-related securities:
U.S. Treasury securities	92,192	130,456
Other securities	20	73
Total non-mortgage-related securities	92,212	130,529
Total trading securities	$97,209	$136,542
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
	(Dollars in millions)
Net trading gains (losses)	$(129)	$(91)	$(726)	$691
Net trading gains (losses) recognized in the period related to securities still held at period end	(124)	(71)	(702)	448
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of September 30, 2021
	Total Amortized Cost(1)	Allowance for Credit Losses(3)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$510	$—	$16	$(8)	$518
Other agency(2)	14	—	1	—	15
Alt-A and subprime private-label securities	3	—	—	—	3
Mortgage revenue bonds	161	—	5	(2)	164
Other mortgage-related securities	185	—	1	—	186
Total	$873	$—	$23	$(10)	$886

	As of December 31, 2020
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,094	$—	$86	$(12)	$1,168
Other agency(2)	59	—	6	—	65
Alt-A and subprime private-label securities	4	—	2	—	6
Mortgage revenue bonds	211	(3)	8	—	216
Other mortgage-related securities	238	—	4	—	242
Total	$1,606	$(3)	$106	$(12)	$1,697
(1)We exclude from amortized cost and fair value accrued interest of $3 million and $6 million as of September 30, 2021 and December 31, 2020, respectively, which we record in “Other assets” in our condensed consolidated balance sheets.
(2)Other agency securities consist of securities issued by Freddie Mac and Ginnie Mae.
(3)Total allowance for credit losses is less than $1 million as of September 30, 2021.
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
Non-Agency Mortgage-Related Securities
As of September 30, 2021, substantially all of our non-agency mortgage-related securities were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of
	September 30, 2021				December 31, 2020
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$231	$(6)	$105	$(1)	$40	$(11)	$94
Mortgage revenue bonds	(2)	2	—	—	—	—	—	—
Total	$(4)	$233	$(6)	$105	$(1)	$40	$(11)	$94

The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
	(Dollars in millions)
Gross realized gains	$—	$15	$59	$45
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	—	137	582	258
The following table displays net unrealized gains and losses on AFS securities and other amounts accumulated within our accumulated other comprehensive income, net of tax.

	As of
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$12	$74
Net unrealized gains (losses) on AFS securities for which we have recorded an allowance for credit losses	(2)	—
Other	33	42
Accumulated other comprehensive income	$43	$116

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Investments in Securities

Maturity Information
The following table displays the carrying amount and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2021
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value
	(Dollars in millions)
Fannie Mae	$510	$518	$—	$—	$2	$2	$12	$13	$496	$503
Other agency	14	15	—	—	—	—	1	1	13	14
Alt-A and subprime private-label securities	3	3	—	—	—	—	2	2	1	1
Mortgage revenue bonds	161	164	1	1	29	30	10	9	121	124
Other mortgage-related securities	185	186	—	—	—	—	3	4	182	182
Total	$873	$886	$1	$1	$31	$32	$28	$29	$813	$824
(1)     Net carrying amount consists of amortized cost, net of allowance for credit losses on AFS debt securities but does not include any unrealized fair value gains or losses.
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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $190.2 billion and $137.3 billion as of September 30, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	108

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	September 30, 2021			December 31, 2020
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$3,964	$17	$3,847	$4,424	$18	$4,226
Other guaranty arrangements(2)	10,772	91	2,180	11,828	109	2,438
Total	$14,736	$108	$6,027	$16,252	$127	$6,664
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

	As of
	September 30, 2021		December 31, 2020
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$363	(0.04)%	$—	—%
Short-term debt of Fannie Mae	8,045	0.03	12,173	0.18
(1)Includes the effects of discounts, premiums and other cost basis adjustments. Includes interest generated from negative interest rates on certain repurchase agreements.
(2)Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day, reported as “Other liabilities” in our condensed consolidated balance sheets.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2021			December 31, 2020
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2021 - 2030	$93,233	2.16%	2021 - 2030	$106,691	2.03%
Medium-term notes(3)	2021 - 2031	38,385	0.62	2021 - 2030	48,524	0.63
Other(4)	2023 - 2038	7,048	3.80	2021 - 2038	6,701	3.90
Total senior fixed		138,666	1.82		161,916	1.69
Senior floating:
Medium-term notes(3)	2021 - 2022	74,078	0.33	2021 - 2022	100,089	0.35
Connecticut Avenue Securities(5)	2023 - 2031	13,666	4.11	2023 - 2031	14,978	4.16
Other(6)	2037	388	8.16	2037	416	7.75
Total senior floating		88,132	0.94		115,483	0.86
Total long-term debt of Fannie Mae(7)		226,798	1.48		277,399	1.34
Debt of consolidated trusts	2021 - 2061	3,907,626	1.75	2021 - 2060	3,646,164	1.88
Total long-term debt		$4,134,424	1.74%		$3,923,563	1.85%
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
(5)Consists of CAS debt issued prior to November 2018, a portion of which is reported at fair value. See “Note 2, Consolidations and Transfers of Financial Assets” in our 2020 Form 10-K for more information about our CAS structures issued beginning November 2018.
(6)Consists of structured debt instruments that are reported at fair value.
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $1.3 billion and $392 million as of September 30, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	110

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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	111

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of September 30, 2021				As of December 31, 2020
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives designated as fair value hedges:
Swaps:(1)
Pay-fixed	$2,575	$—	$—	$—	$—	$—	$—	$—
Receive-fixed	40,833	—	205	(2)	—	—	—	—
Total risk management derivatives designated as hedges	43,408	—	205	(2)	—	—	—	—
Risk management derivatives not designated as fair value hedges:
Swaps:(1)
Pay-fixed	71,189	—	300	—	88,361	—	11,461	(595)
Receive-fixed	26,348	1	44,273	(765)	92,315	233	33,919	(123)
Basis	250	154	—	—	250	192	—	—
Foreign currency	233	28	101	(35)	237	57	239	(58)
Swaptions:(1)
Pay-fixed	4,430	68	160	(1)	5,530	37	2,025	(118)
Receive-fixed	390	7	700	(24)	3,355	346	700	(16)
Futures(1)	30	—	—	—	64,398	—	—	—
Total gross risk management derivatives	102,870	258	45,534	(825)	254,446	865	48,344	(910)
Accrued interest receivable (payable)	—	78	—	(14)	—	97	—	(105)
Total risk management derivatives not designated as hedges	102,870	336	45,534	(839)	254,446	962	48,344	(1,015)
Netting adjustment(2)	—	(290)	—	838	—	(905)	—	995
Total risk management derivatives portfolio	146,278	46	45,739	(3)	254,446	57	48,344	(20)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	6,649	6	11,794	(71)	35,292	145	51	—
Forward contracts to purchase mortgage-related securities	11,360	22	73,742	(498)	144,215	844	607	—
Forward contracts to sell mortgage-related securities	115,159	735	20,606	(30)	199	—	227,828	(1,426)
Total mortgage commitment derivatives	133,168	763	106,142	(599)	179,706	989	228,486	(1,426)
Credit enhancement derivatives	10,093	—	8,167	(20)	16,829	179	11,368	(49)
Derivatives at fair value	$289,539	$809	$160,048	$(622)	$450,981	$1,225	$288,198	$(1,495)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $570 million and $658 million as of September 30, 2021 and December 31, 2020, respectively. Cash collateral received was $22 million and $568 million as of September 30, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	112

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$343	$634	$1,855	$(3,489)
Receive-fixed	(209)	(550)	(1,307)	2,984
Basis	(12)	(5)	(39)	68
Foreign currency	(19)	23	(23)	(11)
Swaptions:
Pay-fixed	6	2	55	(159)
Receive-fixed	(14)	(60)	(223)	597
Futures	—	—	1	(75)
Net contractual interest income (expense) on interest-rate swaps	(2)	(46)	(6)	(216)
Total risk management derivatives fair value gains (losses), net	93	(2)	313	(301)
Mortgage commitment derivatives fair value gains (losses), net	(25)	(672)	504	(2,327)
Credit enhancement derivatives fair value gains (losses), net	(55)	380	(163)	400
Total derivatives fair value gains (losses), net	$13	$(294)	$654	$(2,228)

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021		2021
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$24,798	$(18,009)	$73,083	$(51,646)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(1)	$—	$69	$—
Discontinued hedge related basis adjustment amortization	(3)	—	(3)	—
Derivatives designated as hedging instruments	(1)	—	(71)	—
Interest accruals on hedging instruments	(4)	—	(9)	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	195	—	1,000
Discontinued hedge-related basis adjustment amortization	—	(20)	—	(54)
Derivatives designated as hedging instruments	—	(191)	—	(982)
Interest accruals on derivative hedging instruments	—	65	—	178
Total effect of fair value hedges	$(9)	$49	$(14)	$142

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	114

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item's cumulative basis adjustments and the closed portfolio balances under the last-of-layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of September 30, 2021.

	As of September 30, 2021
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$150,829	$66	$66	$36,424	$2,548
Debt of Fannie Mae	(72,497)	946	946	N/A	N/A
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of September 30, 2021 and December 31, 2020.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	115

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
The following tables display our segment results.

	For the Three Months Ended September 30,
	2021			2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,870	$1,102	$6,972	$5,870	$786	$6,656
Fee and other income(2)	86	25	111	73	20	93
Net revenues	5,956	1,127	7,083	5,943	806	6,749
Investment gains, net(3)	222	21	243	583	70	653
Fair value gains (losses), net(4)	(31)	14	(17)	(244)	(83)	(327)
Administrative expenses	(620)	(125)	(745)	(634)	(128)	(762)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	887	50	937	542	(41)	501
Foreclosed property income (expense)	(80)	11	(69)	(64)	(7)	(71)
Total credit-related income (expense)	807	61	868	478	(48)	430
TCCA fees(6)	(781)	—	(781)	(679)	—	(679)
Credit enhancement expense(7)	(174)	(59)	(233)	(274)	(51)	(325)
Change in expected credit enhancement recoveries(8)	(28)	(14)	(42)	(48)	—	(48)
Other expenses, net	(261)	(7)	(268)	(307)	(6)	(313)
Income before federal income taxes	5,090	1,018	6,108	4,818	560	5,378
Provision for federal income taxes	(1,065)	(201)	(1,266)	(1,049)	(100)	(1,149)
Net income	$4,025	$817	$4,842	$3,769	$460	$4,229

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	116

Notes to Condensed Consolidated Financial Statements | Segment Reporting

	For the Nine Months Ended September 30,
	2021			2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$19,087	$2,913	$22,000	$15,350	$2,430	$17,780
Fee and other income(2)	228	73	301	238	65	303
Net revenues	19,315	2,986	22,301	15,588	2,495	18,083
Investment gains (losses), net(3)	944	(10)	934	527	117	644
Fair value gains (losses), net(4)	323	(2)	321	(1,734)	113	(1,621)
Administrative expenses	(1,862)	(377)	(2,239)	(1,888)	(377)	(2,265)
Credit-related income (expense)(5)
Benefit (provision) for credit losses	4,102	188	4,290	(1,411)	(683)	(2,094)
Foreclosed property expense	(91)	(14)	(105)	(145)	(16)	(161)
Total credit-related income (expense)	4,011	174	4,185	(1,556)	(699)	(2,255)
TCCA fees(6)	(2,270)	—	(2,270)	(1,976)	—	(1,976)
Credit enhancement expense(7)	(619)	(172)	(791)	(897)	(164)	(1,061)
Change in expected credit enhancement recoveries(8)	(101)	(16)	(117)	218	195	413
Other expenses, net	(863)	(4)	(867)	(722)	(70)	(792)
Income before federal income taxes	18,878	2,579	21,457	7,560	1,610	9,170
Provision for federal income taxes	(3,952)	(518)	(4,470)	(1,623)	(312)	(1,935)
Net income	$14,926	$2,061	$16,987	$5,937	$1,298	$7,235
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
(8)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs as well as certain lender risk-sharing arrangements, including our multifamily Delegated Underwriting and Servicing (“DUS®”) program.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	117

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
Single-Family Credit Risk Characteristics
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans, based on the number of loans, that are 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

	As of
	September 30, 2021			December 31, 2020
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.66%	0.16%	1.61%	0.88%	0.33%	3.10%
Percentage of single-family conventional loans based on loan count	0.78	0.20	1.62	1.02	0.36	2.87

	As of
	September 30, 2021		December 31, 2020
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
Greater than 100%	*	16.04%	*	22.43%
Geographical distribution:
California	20%	1.38	19%	2.62
Florida	6	2.11	6	4.17
Illinois	3	2.00	3	3.10
New Jersey	3	2.58	3	4.57
New York	5	2.92	5	4.79
All other states	63	1.48	64	2.59
Product distribution:
Alt-A	1	6.27	1	9.32
Vintages:
2004 and prior	1	4.25	2	5.88
2005-2008	2	7.21	2	9.98
2009-2021	97	1.31	96	2.39
*    Represents less than 0.5% of single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	118

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2021 or December 31, 2020.
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

	As of
	September 30, 2021(1)		December 31, 2020(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.09%	0.42%	0.29%	0.98%

	As of
	September 30, 2021		December 31, 2020
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.13%	1%	1.04%
Less than or equal to 80%	99	0.42	99	0.98
Current DSCR below 1.0(4)	2	14.21	2	21.19
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

	As of
	September 30, 2021		December 31, 2020
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$174,973		$170,890
Pool mortgage insurance	269		291
Total mortgage insurance risk in force	$175,242	5%	$171,181	5%

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	119

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

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	September 30, 2021	December 31, 2020
Counterparty:(1)
Arch Capital Group Ltd.	19%	21%
Mortgage Guaranty Insurance Corp.	19	18
Radian Guaranty, Inc.	17	19
Genworth Mortgage Insurance Corp.	17	16
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	11	9
Others	1	1
Total	100%	100%
(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
Three of our mortgage insurer counterparties that are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will fail to pay claims fully. Entering run-off may limit sources of profits and liquidity for the mortgage insurer and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $1.8 billion, or 1%, of the risk-in-force mortgage insurance coverage of our single-family conventional guaranty book of business as of September 30, 2021.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of September 30, 2021 and December 31, 2020, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $528 million and $1.4 billion, respectively.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	120

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
As of September 30, 2021 and December 31, 2020, we had outstanding receivables of $535 million and $560 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of September 30, 2021 and December 31, 2020, we assessed these outstanding receivables for collectability, and established a valuation allowance of $479 million and $497 million, respectively, which reduced our claim receivable to the amount considered probable of collection.
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

	Percentage of Single-Family Guaranty Book of Business
	As of
	September 30, 2021	December 31, 2020
Wells Fargo Bank, N.A. (together with its affiliates)	11%	13%
Remaining top five depository servicers	11	11
Top five non-depository servicers	23	24
Total	45%	48%
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

	Percentage of Multifamily Guaranty Book of Business
	As of
	September 30, 2021	December 31, 2020
Walker & Dunlop, Inc.	13%	12%
Wells Fargo Bank, N.A. (together with its affiliates)	11	12
Remaining top five servicers	24	24
Total	48%	48%
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
We may take one or more of the following actions to mitigate our credit exposure to mortgage servicers that present a higher risk:
•require a guaranty of obligations by higher-rated entities;
•transfer exposure to third parties;

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	121

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

	As of September 30, 2021
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$336	$(331)	$5		$—	$—	$5
Cleared risk management derivatives	—	41	41		—	—	41
Mortgage commitment derivatives	763	—	763		(323)	(2)	438
Total derivative assets	1,099	(290)	809	(4)	(323)	(2)	484
Securities purchased under agreements to resell or similar arrangements(5)	87,010	—	87,010		—	(87,010)	—
Total assets	$88,109	$(290)	$87,819		$(323)	$(87,012)	$484
Liabilities:
OTC risk management derivatives	$(841)	$838	$(3)		$—	$—	$(3)
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	(599)	—	(599)		323	11	(265)
Total derivative liabilities	(1,440)	838	(602)	(4)	323	11	(268)
Securities sold under agreements to repurchase or similar arrangements(6)	(363)	—	(363)		—	363	—
Total liabilities	$(1,803)	$838	$(965)		$323	$374	$(268)

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	122

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2020
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$962	$(952)	$10		$—	$—	$10
Cleared risk management derivatives	—	47	47		—	—	47
Mortgage commitment derivatives	989	—	989		(406)	(53)	530
Total derivative assets	1,951	(905)	1,046	(4)	(406)	(53)	587
Securities purchased under agreements to resell or similar arrangements(5)	46,644	—	46,644		—	(46,644)	—
Total assets	$48,595	$(905)	$47,690		$(406)	$(46,697)	$587
Liabilities:
OTC risk management derivatives	$(1,015)	$999	$(16)		$—	$—	$(16)
Cleared risk management derivatives	—	(4)	(4)		—	2	(2)
Mortgage commitment derivatives	(1,426)	—	(1,426)		406	1,017	(3)
Total derivative liabilities	(2,441)	995	(1,446)	(4)	406	1,019	(21)
Securities sold under agreements to repurchase or similar arrangements (6)	—	—	—		—	—	—
Total liabilities	$(2,441)	$995	$(1,446)		$406	$1,019	$(21)
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
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $3.8 billion and $4.7 billion as of September 30, 2021 and December 31, 2020, respectively. The fair value of non-cash collateral received was $87.0 billion and $46.6 billion, of which $33.5 billion and $46.6 billion could be sold or repledged as of September 30, 2021 and December 31, 2020, respectively. None of the underlying collateral was sold or repledged as of September 30, 2021 or December 31, 2020.
(4)Excludes derivative assets of less than $1 million and $179 million as of September 30, 2021 and December 31, 2020, respectively, and derivative liabilities of $20 million and $49 million recognized in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, that are not subject to enforceable master netting arrangements.
(5)Includes $53.1 billion and $18.4 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. Includes $6.3 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2021. There were no securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” as of December 31, 2020.
(6)Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day, reported as “Other liabilities” in our condensed consolidated balance sheets.
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	123

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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	124

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$875	$—	$—	$—	$875
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,586	129	—	1,715
Other agency	—	3,139	—	—	3,139
Private-label and other mortgage securities	—	143	—	—	143
Non-mortgage-related securities:
U.S. Treasury securities	92,192	—	—	—	92,192
Other securities	—	20	—	—	20
Total trading securities	92,192	4,888	129	—	97,209
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	68	450	—	518
Other agency	—	15	—	—	15
Alt-A and subprime private-label securities	—	3	—	—	3
Mortgage revenue bonds	—	—	164	—	164
Other	—	4	182	—	186
Total available-for-sale securities	—	90	796	—	886
Mortgage loans	—	4,516	785	—	5,301
Other assets:
Risk management derivatives:
Swaps	—	102	159	—	261
Swaptions	—	75	—	—	75
Netting adjustment	—	—	—	(290)	(290)
Mortgage commitment derivatives	—	763	—	—	763
Credit enhancement derivatives	—	—	—	—	—
Total other assets	—	940	159	(290)	809
Total assets at fair value	$93,067	$10,434	$1,869	$(290)	$105,080

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$2,245	$388	$—	$2,633
Total of Fannie Mae	—	2,245	388	—	2,633
Of consolidated trusts	—	22,919	101	—	23,020
Total long-term debt	—	25,164	489	—	25,653
Other liabilities:
Risk management derivatives:
Swaps	—	816	—	—	816
Swaptions	—	25	—	—	25
Netting adjustment	—	—	—	(838)	(838)
Mortgage commitment derivatives	—	599	—	—	599
Credit enhancement derivatives	—	—	20	—	20
Total other liabilities	—	1,440	20	(838)	622
Total liabilities at fair value	$—	$26,604	$509	$(838)	$26,275

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	125

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$1,120	$—	$—	$—	$1,120
Trading securities:
Mortgage-related securities:
Fannie Mae	—	2,310	94	—	2,404
Other agency	—	3,450	1	—	3,451
Private-label and other mortgage securities	—	158	—	—	158
Non-mortgage-related securities:
U.S. Treasury securities	130,456	—	—	—	130,456
Other securities	—	73	—	—	73
Total trading securities	130,456	5,991	95	—	136,542
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	973	195	—	1,168
Other agency	—	65	—	—	65
Alt-A and subprime private-label securities	—	4	2	—	6
Mortgage revenue bonds	—	—	216	—	216
Other	—	7	235	—	242
Total available-for-sale securities	—	1,049	648	—	1,697
Mortgage loans	—	5,629	861	—	6,490
Other assets:
Risk management derivatives:
Swaps	—	376	203	—	579
Swaptions	—	383	—	—	383
Netting adjustment	—	—	—	(905)	(905)
Mortgage commitment derivatives	—	989	—	—	989
Credit enhancement derivatives	—	—	179	—	179
Total other assets	—	1,748	382	(905)	1,225
Total assets at fair value	$131,576	$14,417	$1,986	$(905)	$147,074

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$3,312	$416	$—	$3,728
Total of Fannie Mae	—	3,312	416	—	3,728
Of consolidated trusts	—	24,503	83	—	24,586
Total long-term debt	—	27,815	499	—	28,314
Other liabilities:
Risk management derivatives:
Swaps	—	881	—	—	881
Swaptions	—	134	—	—	134
Netting adjustment	—	—	—	(995)	(995)
Mortgage commitment derivatives	—	1,426	—	—	1,426
Credit enhancement derivatives	—	—	49	—	49
Total other liabilities	—	2,441	49	(995)	1,495
Total liabilities at fair value	$—	$30,256	$548	$(995)	$29,809
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Cash equivalents are comprised of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	126

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021(1)
	Balance, June 30, 2021	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$141	$(13)		$—	$15	$—	$—	$—	$(51)	$37	$129	$—	$—
Total trading securities	$141	$(13)	(5)(6)	$—	$15	$—	$—	$—	$(51)	$37	$129	$—	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$84	$—		$2	$—	$—	$—	$(12)	$—	$376	$450	$—	$—
Alt-A and subprime private-label securities	2	—		(2)	—	—	—	—	—	—	—	—	—
Mortgage revenue bonds	172	2		(2)	—	—	—	(8)	—	—	164	—	(2)
Other	194	1		(4)	—	—	—	(9)	—	—	182	—	(2)
Total available-for-sale securities	$452	$3	(6)(7)	$(6)	$—	$—	$—	$(29)	$—	$376	$796	$—	$(4)

Mortgage loans	$832	$1	(5)(6)	$—	$4	$(4)	$—	$(47)	$(20)	$19	$785	$3	$—
Net derivatives	194	(62)	(5)	—	—	—	—	7	—	—	139	(55)	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(397)	$9	(5)	$—	$—	$—	$—	$—	$—	$—	$(388)	$9	$—
Of consolidated trusts	(55)	(3)	(5)(6)	—	—	—	—	2	—	(45)	(101)	(2)	—
Total long-term debt	$(452)	$6		$—	$—	$—	$—	$2	$—	$(45)	$(489)	$7	$—

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	127

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021(1)
	Balance, December 31, 2020	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$94	$(18)		$—	$18	$—	$—	$—	$(90)	$125	$129	$1	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Total trading securities	$95	$(18)	(5)(6)	$—	$18	$—	$—	$—	$(91)	$125	$129	$1	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$195	$1		$4	$—	$—	$—	$(19)	$(107)	$376	$450	$—	$1
Alt-A and subprime private-label securities	2	—		(2)	—	—	—	—	—	—	—	—	—
Mortgage revenue bonds	216	2		(4)	—	—	—	(50)	—	—	164	—	(2)
Other	235	8		(2)	—	—	—	(59)	—	—	182	—	—
Total available-for-sale securities	$648	$11	(6)(7)	$(4)	$—	$—	$—	$(128)	$(107)	$376	$796	$—	$(1)

Mortgage loans	$861	$30	(5)(6)	$—	$89	$(48)	$—	$(147)	$(72)	$72	$785	$28	$—
Net derivatives	333	(187)	(5)	—	—	—	—	(7)	—	—	139	(194)	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(416)	$28	(5)	$—	$—	$—	$—	$—	$—	$—	$(388)	$28	$—
Of consolidated trusts	(83)	(2)	(5)(6)	—	—	—	—	10	20	(46)	(101)	(3)	—
Total long-term debt	$(499)	$26		$—	$—	$—	$—	$10	$20	$(46)	$(489)	$25	$—

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	128

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020(1)
	Balance, June 30, 2020	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$38	$—		$—	$—	$(1)	$—	$—	$(3)	$26	$60	$—	$—
Other agency	—	—		—	—	—	—	—	—	1	1	—	—
Private-label and other mortgage securities	98	(4)		—	—	(94)	—	—	—	—	—	—	—
Total trading securities	$136	$(4)	(5)(6)	$—	$—	$(95)	$—	$—	$(3)	$27	$61	$—	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$446	$1		$2	$—	$—	$—	$(9)	$(218)	$—	$222	$—	$—
Alt-A and subprime private-label securities	2	—		—	—	—	—	—	—	—	2	—	—
Mortgage revenue bonds	278	—		—	—	—	—	(23)	—	—	255	—	—
Other	254	5		5	—	—	—	(16)	—	—	248	—	4
Total available-for-sale securities	$980	$6	(6)(7)	$7	$—	$—	$—	$(48)	$(218)	$—	$727	$—	$4

Mortgage loans	$797	$41	(5)(6)	$—	$—	$(11)	$—	$(39)	$(31)	$121	$878	$36	$—
Net derivatives	269	380	(5)	—	—	—	—	(7)	—	—	642	372	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(433)	$(3)	(5)	$—	$—	$—	$—	$1	$—	$—	$(435)	$(3)	$—
Of consolidated trusts	(89)	(1)	(5)(6)	—	—	—	—	5	1	(1)	(85)	(1)	—
Total long-term debt	$(522)	$(4)		$—	$—	$—	$—	$6	$1	$(1)	$(520)	$(4)	$—

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	129

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020(1)
	Balance, December 31, 2019	Included in Net Income		Included in Total OCI Gain/(Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$45	$(9)		$—	$—	$(1)	$—	$—	$(48)	$73	$60	$(8)	$—
Other agency	1	—		—	—	—	—	—	(1)	1	1	—	—
Private-label and other mortgage securities	—	3		—	—	(94)	—	(3)	—	94	—	—	—
Total trading securities	$46	$(6)	(5)(6)	$—	$—	$(95)	$—	$(3)	$(49)	$168	$61	$(8)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$171	$1		$2	$—	$—	$—	$(12)	$(218)	$278	$222	$—	$—
Alt-A and subprime private-label securities	—	—		—	—	—	—	—	—	2	2	—	—
Mortgage revenue bonds	315	(3)		3	74	(74)	—	(60)	—	—	255	—	5
Other	306	(9)		4	268	(268)	—	(53)	—	—	248	—	3
Total available-for-sale securities	$792	$(11)	(6)(7)	$9	$342	$(342)	$—	$(125)	$(218)	$280	$727	$—	$8

Mortgage loans	$688	$32	(5)(6)	$—	$—	$(11)	$—	$(93)	$(75)	$337	$878	$5	$—
Net derivatives	162	470	(5)	—	—	—	—	(8)	18	—	642	468	—

Long-term debt:
Of Fannie Mae:
Senior floating	$(398)	$(61)	(5)	$—	$—	$—	$—	$24	$—	$—	$(435)	$(61)	$—
Of consolidated trusts	(75)	—	(5)(6)	—	—	—	—	12	2	(24)	(85)	1	—
Total long-term debt	$(473)	$(61)		$—	$—	$—	$—	$36	$2	$(24)	$(520)	$(60)	$—
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
(5)Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
(6)Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.
(7)Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	130

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

	Fair Value Measurements as of September 30, 2021
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$129	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	410	Consensus
	40	Various
Total agency	450

Mortgage revenue bonds	98	Single Vendor	Spreads (bps)	4.1	-	37.3	18.1
	66	Various
Total mortgage revenue bonds	164

Other	181	Discounted Cash Flow	Spreads (bps)	364.0	-	372.0	368.1
	1	Various
Total other	182
Total available-for-sale securities	$796

Net derivatives	$159	Dealer Mark
	(20)	Discounted Cash Flow
Total net derivatives	$139

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	131

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2020
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
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
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	132

Notes to Condensed Consolidated Financial Statements | Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities held as of September 30, 2021 or December 31, 2020 that were measured at fair value on a nonrecurring basis. We held $97 million and $25 million in Level 2 assets as of September 30, 2021 and December 31, 2020, respectively, comprised of mortgage loans held for sale that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2021 or December 31, 2020.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2021	December 31, 2020
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$511	$754
	Single Vendor	316	333
	Various	2	—
Total mortgage loans held for sale, at lower of cost or fair value		829	1,087

Single-family mortgage loans held for investment, at amortized cost	Internal Model	592	979

Multifamily mortgage loans held for investment, at amortized cost	Appraisals	47	225
	Internal Model	113	125
	Broker Price Opinion	117	40
Total multifamily mortgage loans held for investment, at amortized cost		277	390

Acquired property, net:
Single-family	Accepted Offers	9	35
	Appraisals	54	89
	Internal Model	67	41
	Walk Forwards	25	85
	Various	9	11
Total single-family		164	261

Multifamily	Various	34	25
Total nonrecurring assets at fair value		$1,896	$2,742
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2020 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the nine months ended September 30, 2021.

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	133

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

	As of September 30, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$133,464	$74,064	$59,400	$—	$—	$133,464
Federal funds sold and securities purchased under agreements to resell or similar arrangements	27,610	—	27,610	—	—	27,610
Trading securities	97,209	92,192	4,888	129	—	97,209
Available-for-sale securities	886	—	90	796	—	886
Mortgage loans held for sale	7,489	—	2,250	6,129	—	8,379
Mortgage loans held for investment, net of allowance for loan losses	3,896,180	—	3,745,286	220,358	—	3,965,644
Advances to lenders	9,924	—	9,923	1	—	9,924
Derivative assets at fair value	809	—	940	159	(290)	809
Guaranty assets and buy-ups	97	—	—	234	—	234
Total financial assets	$4,173,668	$166,256	$3,850,387	$227,806	$(290)	$4,244,159

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$363	$—	$363	$—	$—	$363
Short-term debt:
Of Fannie Mae	8,045	—	8,045	—	—	8,045
Long-term debt:
Of Fannie Mae	226,798	—	235,120	814	—	235,934
Of consolidated trusts	3,907,626	—	3,937,618	30,914	—	3,968,532
Derivative liabilities at fair value	622	—	1,440	20	(838)	622
Guaranty obligations	108	—	—	86	—	86
Total financial liabilities	$4,143,562	$—	$4,182,586	$31,834	$(838)	$4,213,582

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	134

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2020
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$115,623	$97,179	$18,444	$—	$—	$115,623
Federal funds sold and securities purchased under agreements to resell or similar arrangements	28,200	—	28,200	—	—	28,200
Trading securities	136,542	130,456	5,991	95	—	136,542
Available-for-sale securities	1,697	—	1,049	648	—	1,697
Mortgage loans held for sale	5,197	—	116	5,502	—	5,618
Mortgage loans held for investment, net of allowance for loan losses	3,648,695	—	3,512,672	255,556	—	3,768,228
Advances to lenders	10,449	—	10,448	1	—	10,449
Derivative assets at fair value	1,225	—	1,748	382	(905)	1,225
Guaranty assets and buy-ups	115	—	—	258	—	258
Total financial assets	$3,947,743	$227,635	$3,578,668	$262,442	$(905)	$4,067,840

Financial liabilities:
Short-term debt:
Of Fannie Mae	$12,173	$—	$12,177	$—	$—	$12,177
Long-term debt:
Of Fannie Mae	277,399	—	288,414	878	—	289,292
Of consolidated trusts	3,646,164	—	3,756,673	31,584	—	3,788,257
Derivative liabilities at fair value	1,495	—	2,441	49	(995)	1,495
Guaranty obligations	127	—	—	82	—	82
Total financial liabilities	$3,937,358	$—	$4,059,705	$32,593	$(995)	$4,091,303
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	135

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	September 30, 2021			December 31, 2020
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$5,301	$2,633	$23,020	$6,490	$3,728	$24,586
Unpaid principal balance	4,902	2,427	20,239	6,046	3,518	21,408
(1)Includes nonaccrual loans with a fair value of $105 million and $139 million as of September 30, 2021 and December 31, 2020, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2021 and December 31, 2020 was $1 million and $8 million, respectively. Includes loans that are 90 days or more past due with a fair value of $153 million and $257 million as of September 30, 2021 and December 31, 2020, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2021 and December 31, 2020 was $4 million and $14 million, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $28 million and $48 million for the three and nine months ended September 30, 2021, respectively, and gains of $107 million and $248 million for the three and nine months ended September 30, 2020, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $62 million and $346 million for the three and nine months ended September 30, 2021, respectively, and losses of $32 million and $344 million for the three and nine months ended September 30, 2020, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	136

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

financial condition. We have also advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to our bylaws and indemnification agreements.
Senior Preferred Stock Purchase Agreements Litigation
A consolidated class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”) and two non-class action lawsuits, Arrowood Indemnity Company v. Fannie Mae and Fairholme Funds v. FHFA, filed by Fannie Mae and Freddie Mac shareholders against us, FHFA as our conservator, and Freddie Mac are pending in the U.S. District Court for the District of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
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

Fannie Mae (In conservatorship) Third Quarter 2021 Form 10-Q	137

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of September 30, 2021, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2021 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2021 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2021 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2021 and as of the date of filing this report:
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

Fannie Mae Third Quarter 2021 Form 10-Q	138

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2021 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Mitigating Actions Related to Material Weakness
As described above under “Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:
•FHFA has established the Division of Conservatorship Oversight and Readiness, which is intended to facilitate operation of the company with the oversight of the conservator.
•We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2021 (“Third Quarter 2021 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2021 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Third Quarter 2021 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2021 Form 10-Q and had no objection to our filing the Third Quarter 2021 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting from July 1, 2021 through September 30, 2021 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae Third Quarter 2021 Form 10-Q	139

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2020 Form 10-K, our First Quarter 2021 Form 10-Q and our Second Quarter 2021 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after June 30, 2021 are as follows:
District of Columbia. Fannie Mae is a defendant in three cases pending in the U.S. District Court for the District of Columbia—a consolidated class action and two additional cases. In all three cases, Fannie Mae and Freddie Mac stockholders filed amended complaints on November 1, 2017 against us, FHFA as our conservator and Freddie Mac. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in these cases, except for their claims for breach of an implied covenant of good faith and fair dealing. All three cases are described in “Note 13, Commitments and Contingencies.”
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
On June 23, 2021, the U.S. Supreme Court held that FHFA did not exceed its statutory powers as conservator when it agreed to the net worth sweep dividend provisions of the third amendment to the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act of 2008 that restricts the President’s power to remove the FHFA Director without cause violates the Constitution’s separation of powers and, thus, the FHFA Director may be removed by the President for any reason. The court rejected plaintiffs’ request to rescind the third amendment to the senior preferred stock purchase agreements. However, the Supreme Court remanded the case to the Fifth Circuit for further proceedings on the sole issue of whether the stockholders suffered compensable harm related to the constitutional claim during the limited time-period when a Senate-confirmed FHFA Director was in office.
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

Fannie Mae Third Quarter 2021 Form 10-Q	140

Other Information

Minnesota. The court dismissed the case on July 6, 2018. On October 6, 2021, the U.S. Court of Appeals for the Eighth Circuit affirmed in part and reversed in part the district court’s ruling and remanded the case to the district court to determine whether the stockholders suffered compensable harm and are entitled to retrospective relief.
Eastern District of Pennsylvania. On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018.
U.S. Court of Federal Claims. Numerous cases are pending against the United States in the U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in four of these cases: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; Perry Capital LLC v. United States of America, filed on August 15, 2018; and Fairholme Funds Inc. v. United States, which was originally filed on July 9, 2013, and amended publicly to include Fannie Mae as a nominal defendant on October 2, 2018. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter, Perry Capital and Fairholme Funds plaintiffs are pursuing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. The Perry Capital and Fairholme Funds plaintiffs allege similar breach of contract claims, as well as direct and derivative breach of fiduciary duty claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter, Perry Capital and Fairholme Funds seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher, Rafter and Fairholme Funds cases on August 1, 2018. On December 6, 2019, the court entered an order in the Fairholme Funds case that granted the government’s motion to dismiss all the direct claims but denied the motion as to all of the derivative claims brought on behalf of Fannie Mae. On June 18, 2020, the U.S. Court of Appeals for the Federal Circuit agreed to hear the appeal of the court’s December 6, 2019 order. In the Fisher case, the court denied the government’s motion to dismiss on May 8, 2020 and, on August 21, 2020, the Federal Circuit denied the Fisher plaintiffs’ request for interlocutory appeal. Oral argument in the Fairholme Funds case that is on appeal took place on August 4, 2021.
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

Fannie Mae Third Quarter 2021 Form 10-Q	141

Other Information

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
In June 2021, FHFA issued a request for input on our executive compensation. The request for input asks for public feedback on our executive compensation program both during and after conservatorship. Changes in our executive compensation program could affect our ability to retain and recruit executive officers. See “Legislation and Regulation—Executive Compensation Request for Input,” in our Second Quarter 2021 Form 10-Q for more information on the request for input.
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

Fannie Mae Third Quarter 2021 Form 10-Q	142

Other Information

COVID-19 Pandemic Risk
The COVID-19 pandemic may continue to adversely affect our business and financial results.
The COVID-19 pandemic significantly adversely affected the U.S. economy, particularly in the second quarter of 2020. Economic conditions in the United States have improved substantially since the second quarter of 2020, but risks relating to the pandemic remain that could negatively affect the economic recovery. While new daily cases of COVID-19 in the U.S. began to decline substantially with the implementation of the COVID-19 vaccination program in the first half of 2021, contributing to a significant increase in business activity and an improved economy in 2021, the level of community transmission in the United States remains high, according to the U.S. Centers for Disease Control and Prevention, or CDC. The emergence of other new, more infectious variants of the coronavirus, potential waning of vaccine effectiveness over time and lower vaccination rates in certain areas of the country could lead to new shut-downs or other business restrictions or constraints in various locales and reductions in business activity. If this occurs and negatively affects the economic recovery, it could impact the ability of borrowers and renters to make their monthly payments, which could negatively affect our business and financial results.
Our current forecasts and expectations relating to the impact of the COVID-19 pandemic are subject to many uncertainties and may change, perhaps substantially. Factors that may impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and COVID-19 vaccination rates; the effectiveness of currently available COVID-19 vaccines over time and against variants of the coronavirus; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; the extent to which current economic and operating conditions continue, including whether any future outbreaks or increases in new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties recover from the negative economic impact of the pandemic. While we are unable to predict the future course of these events or their longer-term effects on our business, key areas we have identified where the COVID-19 pandemic is negatively affecting or may negatively affect our business, financial results and financial condition are described below:
•Increased borrower credit risk. Among other factors, income growth and unemployment levels affect borrowers’ ability to repay their mortgage loans. The economic dislocation caused by the COVID-19 pandemic resulted in a significant increase in the serious delinquency rate of the single-family and multifamily loans in our guaranty book of business in 2020. While our single-family and multifamily serious delinquency rates declined in the first nine months of 2021 due to the ongoing economic recovery and the decline in the number of our loans in forbearance plans, they remain significantly higher than pre-pandemic levels. And although our expectations relating to the extent of the negative impact of the COVID-19 pandemic on our credit results have improved since 2020, uncertainty remains with respect to the ultimate impact of the COVID-19 pandemic on our business and financial results. We may ultimately experience greater losses than we currently expect and may have high credit-related expenses in future periods. Moreover, we are taking a number of actions to help borrowers affected by the COVID-19 pandemic that may continue to adversely affect our financial results and financial condition, such as providing forbearance to single-family and multifamily borrowers impacted by COVID-19-related financial hardships. We discuss some of the actions we are taking and their impact in more detail in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
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
In addition, while home price appreciation was strong in 2020 and the first nine months of 2021, any additional economic dislocation resulting from the COVID-19 pandemic could result in declines in home prices and multifamily property valuations in the future. Declines in home prices and multifamily property valuations would increase the amount of our loss in the event a borrower defaults on their loan. The magnitude of the impact would likely vary significantly across geographic regions and based on the credit characteristics of the loans.
The COVID-19 pandemic may also affect the credit quality of our new loan acquisitions. For example, CARES Act provisions prohibiting lenders from reporting previously-current borrowers receiving COVID-19-related

Fannie Mae Third Quarter 2021 Form 10-Q	143

Other Information

payment accommodations as delinquent to the credit bureaus may result in our not having accurate data on a borrower’s credit history when we are determining the eligibility of the single-family loans we acquire.
•Increased human capital and business resiliency risk. As noted above, COVID-19 continues to spread in the United States. If a significant number of our executives or other employees, or family members for whom they provide care, contract COVID-19 during the same time period, it could materially adversely affect our ability to manage our business, which could have a material adverse effect on our results of operations and financial condition. The risk of executives, other employees or their family members contracting COVID-19 may increase with the further reopening of workplaces and schools. We are now allowing employees to work from our primary office locations on a voluntary basis and anticipate more fully opening our office locations next year. Although we have established COVID-19 safety protocols, the return of employees to the office may increase the risk of our employees contracting COVID-19.
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
•Increased model and accounting estimate risk. The unprecedented nature of the COVID-19 pandemic may negatively affect our ability to rely on models to effectively manage the risks to our business. Moreover, the CARES Act provisions prohibiting lenders from reporting some borrowers receiving COVID-19-related payment accommodations as delinquent may also impact the stability of the interpretation and predictiveness of borrower credit data and therefore the reliability of our models in the future.
•Increased risk of additional government action affecting our business. Federal, state and local governments have taken many actions that have adversely affected or could adversely affect our financial results, such as the loan forbearance requirements of the CARES Act. In addition, while states have generally lifted most or all of their COVID-19-related restrictions on businesses, new restrictions could be imposed in the future if the level of new COVID-19 cases or hospitalizations rises. The U.S. Congress, Treasury, the Federal Reserve, FHFA or other national, state or local government agencies or legislatures may take additional steps in response to the COVID-19 pandemic that could adversely affect our business, financial results and financial condition, such as expanding or extending our obligations to help borrowers, renters or counterparties affected by the pandemic or imposing new business shut-downs or other restrictions.
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

Fannie Mae Third Quarter 2021 Form 10-Q	144

Other Information

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

Fannie Mae Third Quarter 2021 Form 10-Q	145

Other Information

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
Our business is significantly affected by the status of the U.S. economy, particularly home prices and employment trends. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Given the level of fiscal and monetary policy support for the economy in 2020 and 2021, there is a risk that inflation may exceed the level desired by policy makers and currently anticipated in financial markets. This could lead the government to adopt various corrective measures designed to restrict the availability of credit and regulate growth to contain inflation. In September 2021 the Federal Reserve signaled it may soon begin reducing its bond and mortgage-backed securities purchases as inflation “is on track to moderately exceed 2 percent for some time” and as the labor market recovery progresses. Currently, we also expect the Federal Reserve will begin raising the federal funds rate it charges financial institutions in the fourth quarter of 2022. We also expect interest rates on Treasury securities to increase in 2022 in anticipation of further inflation or a shift in monetary policy, leading to a rise in mortgage rates and likely a slowdown in housing demand and a deceleration in the pace of home price appreciation. In general, significant home price declines or meaningful increases in the unemployment rate could materially increase our credit losses and credit-related expense.
Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. Differing rates of economic recovery from the COVID-19 pandemic around the world along with continued dislocations in supply chains remain a concern for policy makers and financial markets. In addition, events such as the China Evergrande Group debt crisis may significantly impact global markets or adversely affect economic conditions. To the extent global economic conditions negatively affect the U.S. economy, they also could negatively affect the credit performance of the loans in our book of business.
Volatility or uncertainty in global or domestic political conditions also can significantly affect economic conditions and financial markets. Global or domestic political unrest also could affect growth and financial markets. We describe in our 2020 Form 10-K the risks to our business posed by changes in interest rates and changes in spreads. In addition, future changes or disruptions in financial markets, including the disruption that would occur if the U.S. government defaults on its debt because the debt ceiling is not timely raised, could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.

Fannie Mae Third Quarter 2021 Form 10-Q	146

Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” in our 2020 Form 10-K. During the quarter ended September 30, 2021, we did not sell any equity securities.
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
Because the securities we issue are exempted securities under the Securities Act of 1933, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, in accordance with a “no-action” letter we received from the staff in 2004, we report our incurrence of these types of obligations in offering circulars or prospectuses (or supplements thereto) that we post on our website within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC. To the extent we incur a material financial obligation that is not disclosed in this manner, we would file a Form 8-K if required to do so under applicable Form 8-K requirements.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2021.
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

Fannie Mae Third Quarter 2021 Form 10-Q	147

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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae Third Quarter 2021 Form 10-Q	148

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

4.1
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated September 14, 2021 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 20, 2021)

10.1
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated September 14, 2021 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 20, 2021)

10.2	Confidentiality and Proprietary Rights Agreement (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 3, 2021)
10.3
Retention Award Agreement between Kimberly Johnson and Fannie Mae dated July 29, 2021 (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 3, 2021)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Third Quarter 2021 Form 10-Q	149

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer
Date: October 29, 2021

By:	/s/ David C. Benson
David C. Benson President (and Interim Chief Financial Officer)
Date: October 29, 2021

Fannie Mae Third Quarter 2021 Form 10-Q	150