Form 10-K
period 2021-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2022-02-15
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The aggregate market value of the common stock held by non-affiliates computed by reference to the closing price of the common stock quoted on the OTCQB on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.8 billion.
As of February 1, 2022, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae 2021 Form 10-K	i

Fannie Mae 2021 Form 10-K	ii

Business | Introduction

PART I

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since provided for the exercise of certain functions and authorities by our Board of Directors. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.

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

We are not currently permitted to pay dividends or other distributions to stockholders. Our agreements with the U.S. Department of the Treasury (“Treasury”) include a commitment from Treasury to provide us with funds to maintain a positive net worth under specified conditions; however, the U.S. government does not guarantee our securities or other obligations. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, and our agreements with Treasury, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Risk Factors—GSE and Conservatorship Risk.”

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
Item 1.  Business
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States, with $4.2 trillion in assets as of December 31, 2021. Organized as a government-sponsored entity, Fannie Mae is a shareholder-owned corporation. Our charter is an act of Congress, which establishes that our purposes are to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. We were initially established in 1938.
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
Effectively managing credit risk is key to our business. In exchange for assuming credit risk on the loans we acquire, we receive guaranty fees. These fees take into account the credit risk characteristics of the loans we acquire. Guaranty fees are set at the time we acquire loans and do not change over the life of the loan. How long a loan remains in our guaranty book is heavily dependent on interest rates. When interest rates decrease, a larger portion of our book of business turns over as more loans refinance. On the other hand, as interest rates increase, fewer loans refinance and our book turns over more slowly. Since guaranty fees are set at the time a loan is originated, the impact of any change in guaranty fees on future revenues depends on the rates at which loans in our book of business turn over and new loans are added.

Fannie Mae 2021 Form 10-K	1

Business | Executive Summary
Executive Summary

Please read this summary together with our MD&A, our consolidated financial statements as of December 31, 2021 and the accompanying notes.
Summary of Our Financial Performance

2021 vs. 2020
•Net revenues increased $4.6 billion in 2021 compared with 2020, primarily due to higher base guaranty fee income as the size of our guaranty book of business grew along with higher average guaranty fees related to the loans in our book of business in 2021. This was coupled with an increase in net amortization income as a result of high prepayment volumes from loan refinancings as a result of the continued low interest-rate environment. The loans and associated debt of consolidated trusts that liquidated in 2021 had larger unamortized deferred fees than those that liquidated in 2020. The increase in net revenues in 2021 was partially offset by a decrease in net interest income from our portfolios compared with 2020 due to lower average balances and lower yields on our mortgage loans and assets offset by lower borrowing costs on our long-term funding debt.
•Net income increased $10.4 billion in 2021 compared with 2020, mainly due to higher net revenues as discussed above plus a shift from credit-related expense in 2020 to credit-related income in 2021. Credit-related income in 2021 was primarily driven by strong actual and forecasted home price growth, a benefit from the redesignation of certain nonperforming and reperforming loans and a reduction in our estimate of losses we expect to incur as a result of the COVID-19 pandemic, partially offset by a provision for higher actual and projected interest rates. In addition, fair value gains in 2021 were primarily driven by declines in the fair value of risk management derivatives and trading securities, offset by the impact of hedge accounting. Fair value losses in 2020, before we implemented hedge accounting, were primarily driven by declines in the fair value of commitments to sell mortgage-related securities as prices increased during the commitment period. See “Consolidated Results of Operations—Hedge Accounting Impact” for further details on the impact of our fair value hedge accounting.
•Net worth increased by $22.1 billion in 2021 to $47.4 billion as of December 31, 2021. The increase is attributed to $22.1 billion of comprehensive income for the twelve months ended December 31, 2021.

Fannie Mae 2021 Form 10-K	2

Business | Executive Summary
2020 vs. 2019
•Net revenues increased $3.4 billion in 2020 compared with 2019, primarily driven by an increase in net amortization income as a result of interest rates declining to historically low levels, leading to record levels of refinancing activity in 2020.
•Net income decreased $2.4 billion in 2020 compared with 2019, primarily driven by a shift from credit-related income to credit-related expense, driven by the economic dislocation caused by the COVID-19 pandemic and lower loan redesignation activity, as well as a reduction in investment gains driven by a decrease in the volume of reperforming loan sales. This was partially offset by the increase in net revenues from higher net amortization income discussed above.
•Net worth increased by $10.7 billion to $25.3 billion in 2020. The increase is attributed to $11.8 billion of comprehensive income for the twelve months ended December 31, 2020 offset by a charge of $1.1 billion to retained earnings due to our implementation of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments and related amendments (the “CECL standard”) on January 1, 2020. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance—Adoption of the CECL Standard” for further details on our implementation of the CECL standard.
Financial Performance Outlook
Our financial results benefited significantly in 2021 from high refinance volumes, which contributed to our net amortization income, and the high pace of home price growth, which contributed to our credit-related income. We expect the pace of home price growth to moderate in 2022, and we have already seen a decline in the volume of refinancings beginning in the second half of 2021, as interest rates have risen. Specifically, we expect increases in mortgage interest rates and fewer refinancings as the large number of borrowers who have refinanced recently will result in fewer borrowers who can benefit from a refinancing in the future, leading to lower amortization income from prepayment activity. In addition, we expect the positive benefit to credit-related income (expense) from home price growth to decline in 2022 compared with 2021 as we expect home price growth to slow. See “MD&A—Key Market Economic Indicators” for a discussion of how home prices, interest rates and other macroeconomic factors can affect our financial results.
Our long-term financial performance will depend on many factors, including:
•the size of and our share of the U.S. mortgage market, which in turn will depend upon population growth, household formation and housing supply;
•borrower performance, the guaranty fees we receive, and changes in home prices, interest rates and other macroeconomic factors, including the impact of climate change on these factors; and
•the impact of actions by FHFA, the Administration and Congress relating to our business and housing finance reform, including our capital requirements, our ongoing financial obligations to Treasury, restrictions on our activities and our business footprint, our competitive environment and pricing, and actions we are required to take to support borrowers or the mortgage market.
For information about how we may be impacted by general economic conditions, see “Risk Factors—Market and Industry Risk.” For information about the potential impacts of climate change, see “Risk Factors—Credit Risk” and “MD&A—Risk Management—Climate Change and Natural Disaster Risk Management.” For information about the impact of actions by FHFA, the Administration and Congress, see “Risk Factors—GSE and Conservatorship Risk.”

Fannie Mae 2021 Form 10-K	3

Business | Our Mission, Strategy and Charter
Liquidity Provided in 2021
Through our single-family and multifamily business segments, we provided $1.4 trillion in liquidity to the mortgage market in 2021, which enabled the financing of approximately 5.5 million home purchases, refinancings and rental units.
Fannie Mae Provided $1.4 trillion in Liquidity in 2021

Unpaid Principal Balance	Units

$451B	1.5M Single-Family Home Purchases

$904B	3.3M Single-Family Refinancings

$69B	694K Multifamily Rental Units
For information about the financing we have provided through our green bonds and our Sustainable Bond Framework, see “Directors, Executive Officers and Corporate Governance—Corporate Governance—ESG Matters.”
Our Mission, Strategy and Charter

Our Mission and Strategy
Our mission is to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America. We are pursuing this mission through our strategic objectives:
•Build on our mission-first culture to become a globally-recognized, top-performing environmental, social and governance (ESG) financial services company by delivering positive mission and community outcomes to serve homeowners and tenants.
•Ensure that Fannie Mae is a financially secure company that is able to attract private capital by managing risk to the firm and the housing finance system to fulfill its mission.
•Increase operational agility and efficiency, accelerating the digital transformation of the firm to deliver more value and reliable, modern platforms in support of the broader housing finance system.
Our Charter
The Federal National Mortgage Association Charter Act (the “Charter Act”) establishes the parameters under which we operate and our purposes, which are to:
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
Principal balance limitations. To meet our purposes, the Charter Act authorizes us to purchase and securitize mortgage loans secured by single-family and multifamily properties. Our acquisitions of single-family conventional mortgage loans are subject to maximum original principal balance limits, known as “conforming loan limits.” The conforming loan limits are adjusted each year based on FHFA’s housing price index. For 2021, the conforming loan limit for mortgages secured by one-family residences was set at $548,250, with higher limits for mortgages secured by two- to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands).

Fannie Mae 2021 Form 10-K	4

Business | Our Mission, Strategy and Charter
For 2022, FHFA increased the national conforming loan limit for one-family residences to $647,200. In addition, higher loan limits of up to 150% of the otherwise applicable loan limit apply in certain high-cost areas. Certain loans above the baseline conforming loan limit will be subject to a recently announced increase in upfront fees, which we discuss in “MD&A—Single-Family Business—Single-Family Business Metrics.” The Charter Act does not impose maximum original principal balance limits on loans we purchase or securitize that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”).
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
Below we discuss the three broad categories of our securitization transactions and the uniform mortgage-backed securities we issue.
Securitization Transactions
We currently securitize a substantial majority of the single-family and multifamily mortgage loans we acquire. Our securitization transactions primarily fall within three broad categories: lender swap transactions, portfolio securitizations, and structured securitizations.
Lender Swap Transactions
In a single-family “lender swap transaction,” a mortgage lender that operates in the primary mortgage market generally delivers a pool of mortgage loans to us in exchange for Fannie Mae MBS backed by these mortgage loans. Lenders may hold the Fannie Mae MBS they receive from us or sell them to investors. A pool of mortgage loans is a group of mortgage loans with similar characteristics. After receiving the mortgage loans in a lender swap transaction, we place them in a trust for which we serve as trustee. This trust is established for the sole purpose of holding the mortgage

Fannie Mae 2021 Form 10-K	5

Business | Mortgage Securitizations
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
Lender Swap Transaction
Our Multifamily business generally creates multifamily Fannie Mae MBS in lender swap transactions in a manner similar to our Single-Family business. Multifamily lenders typically deliver only one mortgage loan to back each multifamily Fannie Mae MBS. The characteristics of each mortgage loan are used to establish guaranty fees on a risk-adjusted basis. Securitizing a multifamily mortgage loan into a Fannie Mae MBS facilitates its sale into the secondary market.

Fannie Mae 2021 Form 10-K	6

Business | Mortgage Securitizations
Portfolio Securitization Transactions
We also purchase mortgage loans and mortgage-related securities for securitization and sale at a later date through our “portfolio securitization transactions.” Most of our portfolio securitization transactions are driven by our single-family whole loan conduit activities, pursuant to which we purchase single-family whole loans from a large group of typically small to mid-sized lenders principally for the purpose of securitizing the loans into Fannie Mae MBS, which may then be sold to dealers and investors.
Portfolio Securitization Transaction
Structured Securitization Transactions
In a “structured securitization transaction,” we create structured Fannie Mae MBS, typically for lenders or securities dealers, in exchange for a transaction fee. In these transactions, the lender or dealer “swaps” a mortgage-related asset that it owns (typically a mortgage security) in exchange for a structured Fannie Mae MBS we issue. The process for issuing Fannie Mae MBS in a structured securitization is similar to the process involved in our lender swap securitizations described above.
We also issue structured transactions backed by multifamily Fannie Mae MBS through the Fannie Mae Guaranteed Multifamily Structures (“Fannie Mae GeMSTM”) program, which provides additional liquidity and stability to the multifamily market, while expanding the investor base for multifamily Fannie Mae MBS.
Uniform Mortgage-Backed Securities, or UMBS
Overview
Since 2019, we and Freddie Mac have each been issuing UMBS®, a uniform mortgage-backed security intended to maximize liquidity for both Fannie Mae and Freddie Mac mortgage-backed securities in the to-be-announced (“TBA”) market.
Certain aspects of the securitization process for our single-family Fannie Mae MBS issuances are performed by Common Securitization Solutions, LLC (“CSS”), which is a limited liability company we own jointly with Freddie Mac. CSS operates a common securitization platform, which was designed to allow for the potential integration of additional market participants in the future. In October 2021, FHFA announced its determination, after a nearly two-year review, that CSS should focus on maintaining the resiliency of Fannie Mae’s and Freddie Mac’s mortgage-backed securities platform instead of expanding its role to serve a broader market.
UMBS and Structured Securities
Each of Fannie Mae and Freddie Mac (the “GSEs”) issues and guarantees UMBS and structured securities backed by UMBS and other securities, as described below.
•UMBS. Each of Fannie Mae and Freddie Mac issues and guarantees UMBS that are directly backed by the mortgage loans it has acquired, referred to as “first-level securities.” UMBS issued by Fannie Mae are backed only by mortgage loans that Fannie Mae has acquired, and similarly UMBS issued by Freddie Mac are backed

Fannie Mae 2021 Form 10-K	7

Business | Mortgage Securitizations
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
•Structured Securities. Each of Fannie Mae and Freddie Mac also issues and guarantees structured mortgage-backed securities, referred to as “second-level securities,” that are resecuritizations of UMBS or previously-issued structured securities. In contrast to UMBS, second-level securities can be commingled—that is, they can include both Fannie Mae securities and Freddie Mac securities as the underlying collateral for the security. These structured securities include Supers®, which are single-class resecuritizations, and Real Estate Mortgage Investment Conduits (“REMICs”), which are multi-class resecuritizations. While Supers are backed only by TBA-eligible securities, REMICs can be backed by TBA-eligible or non-TBA-eligible securities.
The key features of UMBS are the same as those of legacy single-family Fannie Mae MBS. Accordingly, all single-family Fannie Mae MBS that are directly backed by fixed-rate loans and generally eligible for trading in the TBA market are considered UMBS, whether issued before or after the introduction of UMBS. In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the TBA market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS, Supers, REMICs and other types of single-family or multifamily mortgage-backed securities. References to our single-family guaranty book of business in this report exclude Freddie Mac-acquired mortgage loans underlying Freddie Mac mortgage-related securities that we have resecuritized.
Common Securitization Platform
We rely on the common securitization platform operated by CSS to securitize the single-family MBS we issue and for ongoing administrative functions for our single-family MBS. We do not use the common securitization platform for multifamily Fannie Mae MBS. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of risks posed by our reliance on CSS.
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
•In Multifamily, we acquire the vast majority of our loans through our Delegated Underwriting and Servicing (DUS®) Program. DUS lenders, who must be pre-approved by us, are delegated the authority to underwrite and service loans for delivery to us in accordance with our standards and requirements. Based on a given loan’s unique characteristics and our established delegation criteria, lenders assess whether a loan must be reviewed by us. If review is required, our internal credit team will assess the loan’s risk profile to determine if it meets our risk tolerances. DUS lenders also share with us the risk of loss on our multifamily loans, thereby aligning our interests throughout the life of the loan. FHFA has instructed us to limit the volume and nature of multifamily loans we acquire, and our senior preferred stock purchase agreement with Treasury also includes covenants with respect to our multifamily loan acquisition volume. We continue to closely monitor our multifamily loan acquisitions and market conditions and, as appropriate, make changes to our standards and requirements to

Fannie Mae 2021 Form 10-K	8

Business | Managing Mortgage Credit Risk
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
In exchange for managing credit risk on the loans we acquire, we receive guaranty fees that take into account, among other factors, the credit risk characteristics of the loans we acquire. We provide information about our guaranty fees in “MD&A—Single-Family Business—Single-Family Business Metrics” and in “MD&A—Multifamily Business—Multifamily Business Metrics.”
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
•We consider single-family loans to be seriously delinquent when they are 90 days or more past due or in the foreclosure process. Once a single-family loan becomes 36 days past due, the servicer is required to make weekly attempts, for the next six months, to contact the borrower to try to engage in steps to resolve the delinquency. Our loss mitigation tools include payment forbearance, repayment plans, payment deferrals and loan modifications. We describe these tools and discuss them further in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Loan Workout Metrics.” Successful loan reperformance is heavily influenced by the effective use of these tools and the amount of equity the borrower has in their home.
•Some loans that become seriously delinquent subsequently become current or repay in full without a modification or other loan workout. However, we modify a substantial portion of our seriously delinquent loans. When a loan does not cure on its own and we are not able to provide a workout for it, the likelihood of default increases. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” for more information on the performance of our modified single-family loans.
•As a result of the COVID-19 pandemic, in 2020 our loss mitigation pivoted to payment forbearance, providing up to 18 months in some cases to borrowers affected by the pandemic. Forbearance is typically used in instances where the duration and impact of a borrower’s hardship are uncertain, such as disasters like hurricanes and flooding, to give the borrower time to understand whether, and to what extent, a loss mitigation solution will be needed to return to paying status. Because payments are not required during forbearance, our serious delinquency rate increased as a result of the large number of loans in forbearance. Most of the loans that entered forbearance as a result of the COVID-19 pandemic have since exited, resolving their delinquency in many cases through a payment deferral or other form of loan workout. We provide information about our single-family loans that received forbearance in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance.”
•For delinquent loans that are unable to reperform, we use alternatives to foreclosure where possible, such as short sales, which reduce our credit losses while helping borrowers avoid foreclosure. We provide more information on short sales and our other foreclosure alternatives in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Loan Workout Metrics—Foreclosure Alternatives.” We work to obtain the highest price possible for the properties sold in short sales. When we acquire properties, including through foreclosure, our primary objectives are to facilitate equitable and sustainable access to homeownership, quality affordable rental housing, and housing for owner occupant and community-minded purchasers, while obtaining the highest price possible. The value of the underlying property relative to the loan’s unpaid principal balance has a significant impact on the severity of loss we incur as a

Fannie Mae 2021 Form 10-K	9

Business | Managing Mortgage Credit Risk
result of loan default. We provide information on the mark-to-market LTV ratio of loans in our single-family conventional book of business in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring.”
•Our credit loss mitigation strategy also involves selling nonperforming and reperforming loans thereby removing them from our guaranty book of business. We discuss sales of nonperforming and reperforming single-family loans in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Nonperforming and Reperforming Loan Sales” and “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Other Single-Family Credit Information—Single-Family Credit Loss Metrics and Loan Sale Performance.”
•We present additional information on the credit characteristics and performance of our single-family loans in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” and “Single-Family Problem Loan Management” and “Note 13, Concentrations of Credit Risk—Risk Characteristics of our Guaranty Book of Business.”
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
•Similar to single-family, we also offer forbearance for borrowers experiencing temporary challenges, like natural disasters and financial hardship, to help both borrowers and renters. During the COVID-19 pandemic, we delegated to our multifamily lenders the ability to provide forbearance for up to six monthly payments for most loan types. While FHFA extended the forbearance program indefinitely, the delegation to our lenders expired on September 30, 2021, and we determine whether to offer forbearance relief based on the borrower’s circumstances through our normal loss mitigation procedures. A majority of the loans that entered forbearance as a result of the COVID-19 pandemic have since exited through completion of their repayment plan or otherwise reinstating.
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
•Our Multifamily business uses a shared-risk business model that distributes credit risk to the private markets, primarily through our DUS program. Under DUS, our multifamily lenders typically share with us approximately one-third of the credit risk on these loans, aligning the interests of lenders and Fannie Mae. DUS lenders receive credit-risk-related compensation in exchange for sharing risk. The lender risk-sharing we obtain through our DUS program accompanies our multifamily loans at the time we acquire them.
•We use other types of credit enhancements, including pool mortgage insurance and credit risk transfer transactions. In our credit risk transfer transactions, we use risk-sharing capabilities we have developed to obtain credit enhancement by transferring portions of our single-family and multifamily mortgage credit risk on reference pools of mortgage loans to the private market. In most of our credit risk transfer transactions, investors receive payments, which effectively reduce the guaranty fee income we retain on the loans. Our credit risk transfer transactions are designed to transfer to the investors, in exchange for these payments, a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment.

Fannie Mae 2021 Form 10-K	10

Business | Managing Mortgage Credit Risk
For more information about our loans with credit enhancement, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
Measuring Credit Risk and the Impact of Changes on Our Results
Our best estimate of future credit losses is reflected in our single-family and multifamily loss reserves, which for periods on or after January 1, 2020 are calculated using a lifetime credit loss methodology under the CECL standard. We update our estimate of credit losses quarterly based on the credit profile of our loans as well as certain actual and forecasted economic data. Changes in our estimate affect our benefit or provision for credit losses, which, combined with foreclosed property expense, comprises our credit-related income or expense.
We provide information on our loss reserves in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Other Single-Family Credit information” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention—Other Multifamily Credit information.” We provide information on our credit related income or expense in “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense).”
Conservatorship, Treasury Agreements and Housing Finance Reform

Conservatorship
On September 6, 2008, the Director of FHFA appointed FHFA as our conservator, pursuant to authority provided by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”). The conservatorship is a statutory process designed to preserve and conserve our assets and property and put the company in a sound and solvent condition.
The conservatorship has no specified termination date. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our company and business, as well as the adverse effects of the conservatorship on the rights of holders of our common and preferred stock, see “Risk Factors—GSE and Conservatorship Risk.”
Our conservatorship could terminate through a receivership. For information on the circumstances under which FHFA is required or permitted to place us into receivership and the potential consequences of receivership, see “Legislation and Regulation—GSE-Focused Matters—Receivership” and “Risk Factors—GSE and Conservatorship Risk.”
Management of the Company during Conservatorship
Upon its appointment, the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator subsequently issued an order that provided for our Board of Directors to exercise specified functions and authorities. The conservator also provided instructions regarding matters for which conservator decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time. For more information on the functions and authorities of our Board of Directors during conservatorship, see “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Board Authorities.”
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

Fannie Mae 2021 Form 10-K	11

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.
A Supreme Court decision in June 2021, in Collins et al. v. Yellen, Secretary of the Treasury, et al., held that the President has the power to remove the Director of FHFA for any reason, not just for cause. The Supreme Court’s opinion in Collins v. Yellen also included an expansive interpretation of FHFA’s authority as conservator under the Housing and Economic Recovery Act of 2008, noting that “when the FHFA acts as a conservator, it may aim to rehabilitate the regulated entity in a way that, while not in the best interests of the regulated entity, is beneficial to the Agency and, by extension, the public it serves.” With FHFA’s broad powers as conservator, changes in leadership at FHFA, including changes resulting from a change in Administration, could result in significant changes to the goals FHFA establishes for us and could have a material impact on our business and financial results. See “Risk Factors—GSE and Conservatorship Risk” for more information how conservatorship impacts us.
Treasury Agreements
On September 7, 2008, Fannie Mae, through FHFA in its capacity as conservator entered into a senior preferred stock purchase agreement with Treasury, pursuant to which we issued to Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares of common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised for a nominal price. The senior preferred stock purchase agreement and the dividend and liquidation provisions of the senior preferred stock have been amended multiple times, most recently in January 2021, pursuant to a letter agreement between us, through FHFA in its capacity as conservator, and Treasury. Some provisions added to the agreement in January 2021 were subsequently temporarily suspended pursuant to a September 2021 letter agreement. Below we discuss the terms of the senior preferred stock purchase agreement and the senior preferred stock as they are currently in effect. See “Risk Factors—GSE and Conservatorship Risk” for a description of the risks to our business relating to the senior preferred stock purchase agreement, as well as the adverse effects of the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.
Senior Preferred Stock Purchase Agreement
Funds Available for Draw
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
Commitment Fee and “Capital Reserve End Date”
The senior preferred stock purchase agreement provides for the payment of an unspecified quarterly commitment fee to Treasury to compensate Treasury for its ongoing support under the senior preferred stock purchase agreement. The amount of this fee, as well as a number of the agreement’s other terms and the terms of the senior preferred stock, depend on whether we have reached the “capital reserve end date,” which is defined as the last day of the second consecutive fiscal quarter during which we have maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Legislation and Regulation—GSE-Focused Matters—Capital.” Under the agreement, (1) through and continuing until the capital reserve end date, the periodic commitment fee will not be set, accrue, or be payable, and (2) not later than the capital reserve end date, we and Treasury, in consultation with the Chair of the Federal Reserve, will agree to set the periodic commitment fee. Treasury’s funding commitment under the senior preferred stock purchase agreement has no expiration date. The agreement provides that Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations); or (3) the funding by Treasury of the maximum amount that may be funded under the agreement. In addition, Treasury may terminate its funding commitment and declare the agreement null and void if a court vacates,

Fannie Mae 2021 Form 10-K	12

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers.
Debt and MBS Holders
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
Senior Preferred Stock
Dividend Provisions
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
The dividend provisions of the senior preferred stock were amended pursuant to the January 2021 letter agreement to permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework. As described more fully below, after the capital reserve end date, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. As a result of these provisions, our ability to retain earnings in excess of the capital requirements and buffers set forth in the enterprise regulatory capital framework will be limited.
Dividend Amount Prior to Capital Reserve End Date
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
Dividend Amount Following Capital Reserve End Date
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

Fannie Mae 2021 Form 10-K	13

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
Liquidation Preference
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1 billion.
Under the terms that currently govern the senior preferred stock, the aggregate liquidation preference will be increased by the following:
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
•any dividends that are payable but not paid in cash to Treasury, regardless of whether or not they are declared; and
•at the end of each fiscal quarter through and including the capital reserve end date, an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
The aggregate liquidation preference of the senior preferred stock was $163.7 billion as of December 31, 2021. It will increase to $168.9 billion as of March 31, 2022 due to the increase in our net worth during the fourth quarter of 2021.
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
Limitations on Redemption and Paydown of Liquidation Preference; Requirement to Pay Net Proceeds of Capital Stock Issuances to Reduce Liquidation Preference
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition to these exceptions, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance, with the exception of up to $70 billion in aggregate gross cash proceeds from the issuance of common stock, must be used to pay down the liquidation preference of the senior preferred stock. The liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part.
Additional Senior Preferred Stock Provisions
The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless (1) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash, and (2) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the preceding paragraph) have been paid in cash. Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

Fannie Mae 2021 Form 10-K	14

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
Net Worth, Treasury Funding and Senior Preferred Stock Dividends
The charts below show information about our net worth, the remaining amount of Treasury’s funding commitment to us, senior preferred stock dividends we have paid Treasury and funds we have drawn from Treasury pursuant to its funding commitment.
(1)Aggregate amount of dividends we have paid to Treasury on the senior preferred stock from 2008 through December 31, 2021. Under the terms of the senior preferred stock purchase agreement, dividend payments we make to Treasury do not offset our draws of funds from Treasury.
(2)Aggregate amount of funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement from 2008 through December 31, 2021.
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

Fannie Mae 2021 Form 10-K	15

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
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
•Mortgage Asset Limit. The amount of mortgage assets we are permitted to own is $250 billion and, as a result of the January 2021 letter agreement, will decrease to $225 billion on December 31, 2022. We are currently managing our business to a $225 billion cap pursuant to instructions from FHFA. Our mortgage assets as of December 31, 2021 were $111.2 billion. Our mortgage asset calculation also includes 10% of the notional value of interest-only securities we hold. We disclose the amount of our mortgage assets each month in the “Endnotes” to our Monthly Summaries, which are available on our website and announced in a press release.
•Debt Limit. Our debt limit under the senior preferred stock purchase agreement is set at 120% of the amount of mortgage assets we were allowed to own under the agreement on December 31 of the immediately preceding calendar year. This debt limit is currently $300 billion, and it will decrease to $270 billion as of December 31, 2022. As calculated for this purpose, our indebtedness as of December 31, 2021 was $202.5 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our website and announced in a press release.
Compensation. Another covenant prohibits us from entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements with any of our executive officers (as defined by Securities and Exchange Commission (“SEC”) rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.
Annual Risk Management Plan Covenant. Each year we remain in conservatorship we are required to provide Treasury a risk management plan that sets out our strategy for reducing our risk profile, describes the actions we will take to reduce the financial and operational risk associated with each of our business segments, and includes an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent risk management plan to Treasury in December 2021.
Covenants Added in January 2021 and Currently in Effect
In addition to the changes described above to covenants already in the senior preferred stock purchase agreement, the January 2021 letter agreement added additional covenants:
•Enterprise Regulatory Capital Framework. We are required to comply with the terms of the enterprise regulatory capital framework as adopted by FHFA in November 2020 and published by FHFA in the Federal Register on December 17, 2020, disregarding any subsequent amendments or modifications to the framework.
•New Business Restrictions. Additional restrictive covenants impact our single-family business activities:
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
◦Single-Family Loan Eligibility Requirements Program. We are required to maintain a program, which we began implementing in the second quarter of 2021, reasonably designed to ensure that the single-family loans we acquire are limited to:
▪qualified mortgages, except government-backed loans;

Fannie Mae 2021 Form 10-K	16

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
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
Covenants Added in January 2021 and Temporarily Suspended in September 2021
The business restrictions described below were added to the senior preferred stock purchase agreement as a result of the January 2021 letter agreement and subsequently temporarily suspended pursuant to a letter agreement dated September 14, 2021. The suspension of these provisions will terminate on the later of one year after the date of the agreement and six months after Treasury notifies us. As a result, we do not know when these suspensions will end. Although the restrictions on these activities under the senior preferred stock purchase agreement are temporarily suspended, in the ordinary course of business these and other business activities are subject to constraints from a variety of sources, including board- and management-approved risk limits, capital considerations and FHFA instructions. These suspended restrictions are as follows:
•Single Counterparty Volume Cap on Single-Family Acquisitions for Cash. This suspended provision would require that we not acquire more than $1.5 billion in single-family loans for cash consideration from any single seller (including its affiliates) during any period comprising four calendar quarters. Loan acquisitions through lender swap securitization transactions would not be subject to this limitation.
•Limit on Multifamily Volume. This suspended provision would require that we not acquire more than $80 billion in multifamily mortgage assets in any 52-week period, with this multifamily volume cap to be adjusted up or down by FHFA at the end of each calendar year based on changes to the consumer price index. Additionally, at least 50% of our multifamily acquisitions in any calendar year must, at the time of acquisition, be classified as mission-driven, consistent with FHFA guidelines. Although this provision has been suspended, FHFA establishes a cap on our new multifamily business volume and requires that a minimum portion of our multifamily business volume be mission-driven, focused on certain affordable and underserved market segments. For more information on our multifamily volume cap, see “Legislation and Regulation—Multifamily Business Volume Cap” and “MD&A—Multifamily Business—Multifamily Business Metrics.”
•Limit on Specified Higher-Risk Single-Family Acquisitions. This suspended provision would prohibit our acquisition of a single-family mortgage loan if, following the acquisition, more than 3% of our single-family loans that result from a refinancing or 6% of our single-family loans that do not result from a refinancing would have two or more of the higher-risk characteristics listed below at origination. The 3% and 6% measurements would each be based on loans we acquired during the preceding 52-week period. The higher-risk characteristics are:
•a combined loan-to-value ratio greater than 90%;
•a debt-to-income ratio greater than 45%; and
•a FICO credit score (or equivalent credit score) less than 680.
•Limit on Acquisitions of Single-Family Mortgage Loans Backed by Second Homes and Investment Properties. This suspended provision would require that we limit our acquisitions of single-family mortgage loans secured by either second homes or investment properties to not more than 7% of the single-family mortgage loans we have acquired during the preceding 52-week period.
Equitable Housing Finance Plan
In September 2021, FHFA instructed Fannie Mae and Freddie Mac to submit Equitable Housing Finance Plans to FHFA by the end of 2021, which we have done. In our plan, we were required to identify and address barriers to sustainable housing opportunities, including our goals and action plan to advance equity in housing finance for the next three years. FHFA is also requiring Fannie Mae and Freddie Mac to submit annual progress reports on the actions undertaken during the prior year to implement their plans.

Fannie Mae 2021 Form 10-K	17

Business | Conservatorship, Treasury Agreements and Housing Finance Reform
As contemplated by the instruction, the goals and action plans established by the Equitable Housing Finance Plan address identified sustainable housing barriers, including:
•reducing the homeownership gap for a racial or ethnic group with a significant homeownership rate disparity; and
•reducing underinvestment or undervaluation in racially or ethnically concentrated areas of poverty, areas with significant disparities in opportunity, or formerly redlined areas that remain racially or ethnically concentrated areas of poverty or otherwise underserved or undervalued.
In connection with our Equitable Housing Finance Plan and in support of other efforts we may undertake to support equitable housing, we anticipate establishing and supporting special purpose credit programs. Under the Equal Credit Opportunity Act, creditors can create special purpose credit programs for groups that have been historically disadvantaged in obtaining credit; such programs benefit applicants who would otherwise be denied credit or receive it on less favorable terms. In response to uncertainty in the industry, in December 2021, the U.S. Department of Housing and Urban Development (“HUD”) issued guidance clarifying that these programs, if they conform with the Equal Credit Opportunity Act, generally do not violate the Fair Housing Act.
For more information on our initial Equitable Housing Finance Plan, see “Directors, Executive Officers and Corporate Governance—ESG Matters—Social—Racial Equity.”
Housing Finance Reform
After Fannie Mae was placed in conservatorship, policymakers and others focused significant attention on how to reform the nation’s housing finance system, including what role, if any, Fannie Mae and Freddie Mac should play in that system. Despite this attention, efforts in Congress to enact meaningful reform have been limited, particularly in recent years. The Administration and Congress may consider housing finance reforms or legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. There continues to be significant uncertainty regarding the timing, content and impact of future legislative and regulatory actions affecting us. See “Risk Factors—GSE and Conservatorship Risk” for a description of risks associated with our future and potential housing finance reform.
Legislation and Regulation

As a federally chartered corporation and as a financial institution, we are subject to government regulation and oversight. FHFA, our primary regulator, regulates our safety and soundness and our mission, and also acts as our conservator. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks (“FHLBs”). HUD and FHFA regulate us with respect to fair lending matters. Our regulators also include the SEC and Treasury. In addition, even if we are not directly subject to an agency’s regulation or oversight, regulations by that agency that affect mortgage lenders and servicers, debt investors, or the markets for our MBS or debt securities could have a significant impact on us.
GSE-Focused Matters
We describe below matters applicable specifically to Fannie Mae. These matters relate to legislation, regulation or, in some cases, conservatorship. In the following section, we describe matters that are applicable more broadly or to other mortgage or capital market participants and that may directly or indirectly affect us.
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
Conservatorship Capital Framework
In 2017, FHFA directed Fannie Mae and Freddie Mac to implement an aligned risk measurement framework for evaluating business decisions and performance during conservatorship. The conservatorship capital framework included specific requirements relating to the risk of our book of business and modeled returns on our new acquisitions. We discuss below our transition from the conservatorship capital framework to our new enterprise regulatory capital framework.

Fannie Mae 2021 Form 10-K	18

Business | Legislation and Regulation
Enterprise Regulatory Capital Framework
In November 2020, FHFA adopted a final rule establishing a new regulatory capital framework for the GSEs. The new regulatory capital framework implements the statutory capital requirements and establishes supplemental risk-based and leverage-based capital requirements beyond what is expressly required in the GSE Act. The framework provides a granular assessment of credit risk specific to different mortgage loan categories, as well as components for market risk and operational risk. The regulatory capital framework set forth in the rule includes the following:
•Supplemental capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators’ regulatory capital framework. The rule specifies complementary leverage-based and risk-based requirements, which together determine the requirements for each tier of capital;
•A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored. The prescribed capital buffers represent the amount of capital we are required to hold above the minimum risk-based and leverage-based capital requirements.
◦The risk-based capital buffers consist of three separate components: a stability capital buffer, a stress capital buffer, and a countercyclical capital buffer. Taken together, these risk-based buffers comprise the prescribed capital conservation buffer amount, or PCCBA. The PCCBA must be comprised entirely of common equity Tier 1 capital; and
◦Separately, the prescribed leverage-based buffer amount, or PLBA, represents the amount of Tier 1 capital we are required to hold above the minimum Tier 1 leverage-based capital requirement.
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
The enterprise regulatory capital framework went into effect in February 2021, but the dates on which we must comply with the requirements of the capital framework are staggered and largely dependent on whether we remain in conservatorship. Under the rule, our compliance with the capital buffers will be required upon exit from conservatorship, and our compliance with the base regulatory requirements will be required by the later of our exit from conservatorship or such later date as may be specified by FHFA. Further, the compliance date for advanced approaches of the rule will be January 1, 2025, or such later date as may be specified by FHFA. Reporting requirements under the enterprise regulatory capital framework took effect for periods beginning on January 1, 2022, including public reporting of our calculations of regulatory capital levels, buffers, adjusted total assets, and total risk-weighted assets.
When it is fully applicable to Fannie Mae, this framework will require us to hold significantly more capital than the statutory minimum capital requirement, and we currently have a $100.3 billion deficit of core capital relative to that statutory requirement. We believe that, if we were fully capitalized under the framework, our returns on our current business would not be sufficient to attract private investors. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of Fannie Mae’s uncertain future and the potential impact of insufficient returns on capital. See “Note 12, Regulatory Capital Requirements” for more information about our statutory capital classification measures.
In 2021, FHFA sought comments on three proposed rulemakings that would amend the enterprise regulatory capital framework:
•In September 2021, FHFA proposed refining the prescribed leverage buffer amount and the capital treatment of credit risk transfer transactions. Even if the amendments are adopted as proposed, the senior preferred stock purchase agreement with Treasury currently includes a covenant that requires us to comply with the terms of the enterprise regulatory capital framework as it became effective in February 2021, disregarding any subsequent amendments or modifications. The comment period on the proposed rule closed in November 2021.

Fannie Mae 2021 Form 10-K	19

Business | Legislation and Regulation
•In October 2021, FHFA proposed additional public disclosure requirements relating to our capital requirements under the framework, our available capital and our risk and capital management processes. The comment period on the proposed rule closed in January 2022.
•In December 2021, FHFA proposed amendments requiring us to submit annual capital plans to FHFA and provide prior notice for certain capital actions. The proposed amendments would also incorporate the determination of the stress capital buffer into the capital planning process. The comment period on the proposed amendments will close on February 25, 2022.
Since the enterprise regulatory capital framework went into effect, we have been reviewing our business decisions continuously as they relate to both the new capital requirements and the conservatorship capital framework, because we have measured our risk and returns on our business against the conservatorship capital framework, but the loans we have been acquiring and any related credit-risk sharing transactions we enter into will also impact our future capital requirements. We expect to complete in 2022 our transition from using the conservatorship capital framework to make business and risk decisions to using the new enterprise regulatory capital framework and certain risk measures. Managing our business to take into account our new capital requirements and measures of risk requires balancing potentially competing business objectives, including furthering our mission objectives, prudently managing risk, and earning a competitive return. We will need significantly more capital to meet the enterprise regulatory capital framework’s requirements, which may have a significant impact on our business, but we cannot measure the full impact at this time because the timing of when many of the provisions of the new framework will become applicable depends on factors outside our control. We are developing our ongoing business strategy to align our business activities with our new capital requirements and measures of risk.
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
Stress Testing
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. Under FHFA regulations implementing this requirement, each year we are required to conduct a stress test using two different scenarios of financial conditions provided by FHFA—baseline and severely adverse—and to publish a summary of our stress test results for the severely adverse scenario by August 15. We publish our stress test results on our website. We and FHFA published our most recent stress test results for the severely adverse scenario on August 13, 2021.
FHFA Proposed Liquidity Requirements
In June 2020, FHFA instructed us to meet prescriptive liquidity requirements. In December 2020, those requirements became effective and FHFA issued a proposed rule in line with the updated requirements. Liquidity requirements affect the amount of liquid assets we are required to hold, and to meet FHFA’s instructions and proposed rule, we hold more liquid assets than we were required to hold under our previous framework. For information about our liquidity requirements, see “MD&A—Liquidity and Capital Management—Liquidity Management—Liquidity and Funding Risk Management Practices and Contingency Planning.”
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

Fannie Mae 2021 Form 10-K	20

Business | Legislation and Regulation
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
Resolution Planning
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
•ensure that investors in our guaranteed mortgage-backed securities and our unsecured debt bear losses in the order of their priority established under the GSE Act, while minimizing unnecessary losses and costs to these investors; and
•foster market discipline by making clear that no extraordinary government support will be available to indemnify investors against losses or fund the resolution of the company.
The rule requires that we submit our initial resolution plan to FHFA by April 6, 2023, and subsequent resolution plans not later than every two years thereafter unless otherwise notified by FHFA. The rule provides that, in developing our resolution plan, we must assume that receivership may occur under severely adverse economic conditions, and we may not assume the provision or continuation of extraordinary support by the U.S. government (including support under our senior preferred stock purchase agreement with Treasury).
Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps, which we describe in “Mortgage Securitizations.” We are prohibited from passing through the cost of these allocations to the originators of the mortgage loans that we purchase or securitize. For each year’s new business purchases since 2015, we have set aside amounts for these contributions and transferred the funds when directed by FHFA to do so. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Treasury Interest in Affordable Housing Allocations” for information on our contribution for 2021 new business purchases.

Fannie Mae 2021 Form 10-K	21

Business | Legislation and Regulation
Fair Lending
The GSE Act requires the Secretary of HUD to assure that Fannie Mae and Freddie Mac meet their fair lending obligations. Among other things, HUD periodically reviews and comments on our underwriting and appraisal guidelines to ensure consistency with the Fair Housing Act. In July 2021, FHFA issued a Policy Statement on Fair Lending describing its statutory authority and policies for supervisory oversight and enforcement of fair lending matters with respect to Fannie Mae and Freddie Mac. In August 2021, FHFA and HUD entered into a memorandum of understanding regarding fair housing and fair lending coordination. Among other things, the memorandum of understanding allows HUD and FHFA to coordinate on investigations, compliance reviews, and ongoing monitoring of Fannie Mae and Freddie Mac to ensure compliance with the Fair Housing Act. In December 2021, FHFA released an advisory bulletin to provide FHFA's supervisory expectations and guidance to Fannie Mae and Freddie Mac on fair lending and fair housing compliance.
FHFA Rule on Credit Score Models
Under an FHFA rule that became effective in October 2019, we are required to validate and approve third-party credit score models and obtain FHFA’s approval of our determination. We must evaluate the models for factors such as accuracy, reliability and integrity, as well as impacts on fair lending and the mortgage industry. We have determined that the “classic FICO® Score” from Fair Isaac Corporation should be approved for our continued use as a credit score model and FHFA approved this determination. We continue to consider additional credit score model applications in accordance with the rule. Fannie Mae uses credit scores to establish a minimum credit threshold for mortgage lending, provide a foundation for risk-based pricing, and support disclosures to investors.
Housing Goals
In this and the following sections, we discuss our housing goals and our duty to serve obligations pursuant to the GSE Act, as well as FHFA’s requirement, as our conservator, that a portion of our new multifamily business be focused on affordable and underserved markets. In pursuit of our mission to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America, and at FHFA’s instruction, we are also looking at additional ways to help very low-, low- and moderate-income borrowers attain and sustain homeownership.
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
Housing Goals for 2020 and 2021
In December 2021, FHFA determined that we met all of our 2020 single-family and multifamily housing goals. We believe we also met our 2021 single-family and multifamily housing goals, and FHFA will make a final determination regarding our 2021 performance later in the year, after data regarding the share of goals-qualifying originations in the primary mortgage market, reported under the Home Mortgage Disclosure Act, becomes available. The tables below display information about our housing goals for 2020 and 2021 and performance against our 2020 goals.

Single-Family Housing Goals(1)
	2020			2021
	FHFA Benchmark	Single-Family Market Level	Result	FHFA Benchmark
Low-income (≤80% of area median income) families home purchases	24%	27.6%	29.0%	24%
Very low-income (≤50% of area median income) families home purchases	6	7.0	7.3	6
Low-income areas home purchases(2)	18	22.4	23.6	18
Low-income and high-minority areas home purchases(3)	14	17.6	18.3	14
Low-income families refinances	21	21.0	21.2	21
(1)    The FHFA benchmarks and our results are expressed as a percentage of the total number of eligible single-family mortgages acquired during the period. The Single-Family Market level is the percentage of eligible single-family mortgages originated in the primary mortgage market.

Fannie Mae 2021 Form 10-K	22

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

Multifamily Housing Goals(1)
	2020		2021
	Goal	Result	Goal

Low-income families	315,000	441,773	315,000
Very low-income families	60,000	95,416	60,000
Small affordable multifamily properties(2)	10,000	21,797	10,000
(1) FHFA goals and our results are expressed as number of units financed during the period.
(2) Small affordable multifamily properties are those with 5 to 50 units that are affordable to low-income families.
Housing goals for 2022 to 2024
In December 2021, FHFA published a final rule establishing new benchmark levels for our single-family housing goals for 2022 through 2024 and new multifamily housing goals for 2022.
Single-Family Housing Goals for 2022 to 2024
FHFA will continue to evaluate our performance against the single-family housing goals using a two-part approach that compares the goals-qualifying share of our single-family mortgage acquisitions against both a benchmark level and a market level. To meet a single-family housing goal or subgoal, the percentage of our mortgage acquisitions that meet each goal or subgoal must equal or exceed either the benchmark level set in advance by FHFA or the market level for that year. The market level is determined retrospectively each year based on actual goals-qualifying originations in the primary mortgage market as measured by FHFA based on Home Mortgage Disclosure Act data for that year.
The final rule establishes two new single-family home purchase subgoals to replace the prior low-income areas subgoal. The new minority census tracts subgoal targets borrowers with income at or below area median income (“AMI”) who reside in minority census tracts (defined as census tracts with a minority population of at least 30% and a median income below AMI). The new low-income census tracts subgoal targets (1) borrowers who reside in low-income census tracts that are not minority census tracts, regardless of income, and (2) borrowers with income greater than AMI who reside in low-income census tracts that are minority census tracts. Consistent with current practice, FHFA will set the overall low-income areas goal on an annual basis to take account of mortgage loans made to borrowers who reside in designated disaster areas.

	Prior Benchmark Level	Current Benchmark Level
Single-Family Goals	2018-2021	2022-2024
Low-Income Home Purchase Goal	24%	28%
Very Low-Income Home Purchase Goal	6%	7%
Minority Census Tracts Subgoal (New)	N/A	10%
Low-Income Census Tracts Subgoal (New)	N/A	4%
Low-Income Refinance Goal	21%	26%
Multifamily Housing Goals for 2022
In response to comments on its rule proposal, FHFA's final rule established multifamily housing goals for 2022 only, rather than for 2022 through 2024. FHFA will evaluate our performance for 2022 against the following multifamily goals and subgoals.

	Prior Goal	Current Goal
Multifamily Goals	2018-2021	2022
Low-Income Goal	315,000	415,000
Very Low-Income Subgoal	60,000	88,000
Small Multifamily (5-50 Units) Low-Income Subgoal	10,000	17,000

Fannie Mae 2021 Form 10-K	23

Business | Legislation and Regulation
The 2022 goals proposed by FHFA are at significantly higher levels than our 2018 to 2021 goals, particularly for the small multifamily low-income subgoal.
As described in “Risk Factors—GSE and Conservatorship Risk,” actions we may take to meet our housing goals and duty to serve requirements described below may increase our credit losses and credit-related expense.
Multifamily Business Volume Cap
As our conservator, FHFA has established caps on our new multifamily business volume and requirements that a portion of our multifamily volume be focused on affordable and underserved markets. Our multifamily loan purchase cap for 2022 is $78 billion, and a minimum of 50% of loan purchases must be mission-driven, focused on specified affordable and underserved market segments. In addition, 25% of loan purchases must be affordable to residents earning 60% or less of area median income, up from the 20% requirement in 2021. Multifamily business that meets the minimum 25% requirement also counts as meeting the minimum 50% requirement. See “MD&A—Multifamily Business—Multifamily Business Metrics” for more information about our multifamily business volume cap, which is a requirement under the scorecard FHFA issued establishing 2022 corporate performance objectives for us. More information on FHFA’s 2022 Scorecard is provided in our current report on Form 8-K filed on November 18, 2021.
Duty to Serve Underserved Markets
The GSE Act requires that we serve very low-, low-, and moderate-income families in three specified underserved markets: manufactured housing, affordable housing preservation and rural housing. Under FHFA’s implementing “duty to serve” rule, we are required to adopt an underserved markets plan for each underserved market covering a three-year period that sets forth the activities and objectives we will undertake to meet our duty to serve that market.
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
FHFA reviews our draft underserved markets plans. In response to comments we received from FHFA on our initially proposed plans for 2022 to 2024, we have revised our draft plans for further FHFA consideration.
FHFA has also established an annual process for evaluating our achievements under the plans, with performance results to be reported to Congress annually. If FHFA determines that we failed to meet the requirements of an underserved markets plan, it may result in the imposition of a housing plan that could require us to take additional steps. In October 2021, FHFA reported its determination that we complied with our 2020 duty to serve requirements and its finding that we performed a satisfactory job of increasing the liquidity and distribution of available capital in each of the three underserved markets. We believe we also met our 2021 duty to serve obligations. FHFA will determine our performance with respect to our 2021 duty to serve obligations in 2022.
Guaranty Fees and Pricing
Our guaranty fees and pricing are subject to regulatory, legislative and conservatorship requirements:
•FHFA, in its capacity as conservator, can direct us to make changes to our guaranty fee pricing for new single-family acquisitions. FHFA has also provided guidance relating to our guaranty fee pricing. For new single-family acquisitions, FHFA has instructed us to meet a specified minimum return on equity target based on our capital requirements. In addition, FHFA has instructed us to establish a long-term target for returns at the enterprise level, which may impact our guaranty fees.
•FHFA in its regulatory capacity, has established minimum base guaranty fees that generally apply to our acquisitions of 30-year and 15-year single-family fixed-rate loans in lender swap transactions.

Fannie Mae 2021 Form 10-K	24

Business | Legislation and Regulation
•In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.” In November 2021, the Infrastructure Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family residential mortgages delivered to us and pay the associated revenue to Treasury. In January 2022, FHFA advised us to continue to pay these TCCA fees to Treasury with respect to all single-family loans acquired by us before October 1, 2032, and to continue to remit these amounts to Treasury on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. As noted in “Glossary of Terms Used in This Report,” in this report we use the term “TCCA fees” to refer to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we remit to Treasury on a quarterly basis.
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
Executive Compensation
The amount of compensation we may pay our executives is subject to a number of legal and regulatory restrictions, particularly while we are in conservatorship. For a description of our executive compensation program and legal, regulatory and conservatorship requirements that affect our executive compensation, see “Executive Compensation.”
FHFA Rule on Uniform Mortgage-Backed Securities
We and Freddie Mac are required to align our programs, policies and practices that affect the prepayment rates of TBA-eligible MBS pursuant to an FHFA rule. The rule is intended to ensure that Fannie Mae and Freddie Mac programs, policies and practices that individually have a material effect on cash flows (including policies that affect prepayment speeds) are and will remain aligned regardless of whether we and Freddie Mac are in conservatorship. The rule provides a non-exhaustive list of covered programs, policies and practices, including management decisions or actions about: single-family guaranty fees; the spread between the note rate on the mortgage and the pass-through coupon on the MBS; eligibility standards for sellers, servicers, and private mortgage insurers; distressed loan servicing requirements; removal of mortgage loans from securities; servicer compensation; and proposals that could materially change the credit risk profile of the single-family mortgages securitized by a GSE. We believe that our policies and practices are generally aligned with the requirements specified by FHFA pursuant to the rule. However, FHFA may mandate alignment efforts in the future, and the impact of any such efforts on our business or our MBS is uncertain.
Industry and General Matters
The CARES Act and other Relief
In response to the COVID-19 pandemic, a number of legislative and executive actions were taken by the federal government and state and local governments to assist affected borrowers and renters and to slow the spread of the pandemic. While many of the provisions described below are no longer in effect, the pandemic continues, and new requirements and prohibitions may be imposed in the future that could, depending on their scope and the extent they apply to our business, have a material adverse effect on our business and financial results.

Fannie Mae 2021 Form 10-K	25

Business | Legislation and Regulation
The Coronavirus Aid, Relief, and Economic Security Act, referred to as the CARES Act, which was enacted in March 2020, contained a number of provisions aimed at providing relief for individuals and businesses that applied to the loans we guarantee. The CARES Act included a requirement that our servicers provide forbearance (that is, a temporary suspension of the borrower’s monthly mortgage payments) for up to 360 days upon the request of any single-family borrower experiencing a financial hardship caused by the COVID-19 pandemic. The CARES Act also temporarily suspended certain foreclosures and foreclosure-related evictions for single-family properties, and the act instituted a temporary moratorium on tenant evictions for nonpayment of rent that applied to any single-family or multifamily property that secured a mortgage loan we own or guarantee. The Centers for Disease Control and Prevention (the “CDC”) issued orders establishing a temporary prohibition on certain residential evictions for nonpayment of rent, which the U.S. Supreme Court ultimately invalidated in August 2021. The CFPB issued a rule that prohibited servicers from initiating new foreclosures, with limited exceptions, on certain mortgage loans secured by the borrower’s principal residence until after December 31, 2021. Many states and localities also issued executive orders or enacted legislation requiring mortgage forbearance, foreclosure and eviction moratoriums, and rent flexibilities.
See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” for more information on the actions we have taken and are taking to support borrowers affected by the impacts of the COVID-19 pandemic and the current status of loans that received COVID-19-related forbearance.
Risk Retention
Under a rule implementing the Dodd-Frank Act’s credit risk retention requirement, sponsors of securitization transactions are generally required to retain a 5% economic interest in the credit risk of the securitized assets. The rule offers several compliance options, one of which is to have either Fannie Mae or Freddie Mac (so long as they remain in conservatorship or receivership with capital support from the United States) securitize and fully guarantee the assets, in which case no further retention of credit risk is required. A potential exit from conservatorship, or changes we make in our business upon any potential exit from conservatorship to comply with the rule, could reduce our market share or adversely impact our business. Securities backed solely by mortgage loans meeting the definition of a “qualified residential mortgage” are exempt from the risk retention requirements of the rule. The rule currently defines “qualified residential mortgage” to have the same meaning as the term “qualified mortgage” as defined by the CFPB in connection with its ability-to-repay rule discussed below.
Ability-to-Repay Rule and the Qualified Mortgage Patch
The Dodd-Frank Act amended the Truth in Lending Act (“TILA”) to require creditors to determine that borrowers have a “reasonable ability to repay” most mortgage loans prior to making such loans. In 2013, the CFPB issued a rule that, among other things, requires creditors to determine a borrower’s “ability to repay” a mortgage loan. If a creditor fails to comply, a borrower may be able to offset a portion of the amount owed in a foreclosure proceeding or recoup monetary damages. The rule offers several options for complying with the ability-to-repay requirement, including making loans that meet certain terms and characteristics (referred to as “qualified mortgages”), which may provide creditors and their assignees with special protection from liability. A loan will be a standard qualified mortgage under the rule if, among other things, (1) the points and fees paid in connection with the loan do not exceed 3% of the total loan amount, (2) the loan term does not exceed 30 years, (3) the loan is fully amortizing with no negative amortization, interest-only or balloon features and (4) the debt-to-income (“DTI”) ratio on the loan does not exceed 43% at origination and is underwritten according to Appendix Q in the rule. The CFPB also created the qualified mortgage “patch,” pursuant to which a special class of conventional mortgage loans are considered qualified mortgages if they (1) meet the points and fees, term and amortization requirements of qualified mortgages generally and (2) are eligible for sale to Fannie Mae or Freddie Mac. In 2013, FHFA directed Fannie Mae and Freddie Mac to limit our acquisition of single-family loans to those loans that meet the points and fees, term and amortization requirements for qualified mortgages, or to loans that are exempt from the ability-to-repay rule, such as loans made to investors.
In December 2020, the CFPB published a rule amendment that eliminated the qualified mortgage patch and replaced the 43% DTI ratio limit and certain other requirements for a standard qualified mortgage with a pricing and underwriting framework. The final qualified mortgage rule went into effect in March 2021, with lenders initially required to comply beginning in July 2021. In April 2021, the CFPB published a final rule extending the mandatory compliance date to October 2022 and thereby also extending the qualified mortgage patch. The CFPB has indicated that it will consider changes to the final rule during the extended implementation timeframe. Although the rule’s implementation is delayed, the terms of our senior preferred stock purchase agreement with Treasury require that most single-family loans we purchase be qualified mortgages under the terms of the final rule that went into effect in March 2021. We do not expect the final qualified mortgage rule, as published, to impact our business significantly. See “Risk Factors—GSE and Conservatorship Risk” and “Risk Factors—Legal and Regulatory Risk” for more information on risks presented by regulatory changes in the financial services industry.

Fannie Mae 2021 Form 10-K	26

Business | Legislation and Regulation
TILA-RESPA Integrated Disclosure (“TRID”)
The Dodd-Frank Act required the CFPB to streamline and simplify the disclosures required under TILA and the Real Estate Settlement Procedures Act. In October 2015, the CFPB’s final rule implementing these changes went into effect. Although this rule applies to mortgage originators and is not directly applicable to us, we could face potential liability for certain errors in the required disclosures in connection with the loans we acquire from lenders. It remains unclear what sorts of errors will give rise to liability. Consistent with a 2015 directive from FHFA, we do not conduct post-purchase loan file reviews for technical compliance with TRID, and we currently do not exercise our contractual remedies, including requiring the lender to repurchase the loan, for noncompliance with the provisions of TRID, except in two limited circumstances: if the required form is not used; or if a particular practice would impair enforcement of the note or mortgage or would result in assignee liability, and a court of law, regulator or other authoritative body has determined that such practice violates TRID.
Single-Counterparty Credit Limit
The Federal Reserve Board has adopted rules to restrict the counterparty credit exposures of U.S.-based global systemically important banks (“U.S. GSIBs”) and certain large bank holding companies, large savings and loan holding companies, and U.S. intermediate holding companies that are subsidiaries of foreign banking organizations. These rules generally limit the exposure of a covered organization to any counterparty and its affiliates to no more than 25% of the covered organization’s tier 1 capital. U.S. GSIBs must adhere to a stricter limit of 15% of their tier 1 capital for exposures to any other U.S. GSIB or non-bank entity supervised by the Federal Reserve.
While Fannie Mae is in conservatorship, a covered organization’s exposures involving claims on or directly and fully guaranteed by Fannie Mae are exempt from these restrictions and Fannie Mae MBS and debt can be used as collateral to reduce a banking organization’s counterparty exposure. We do not know what impact, if any, these rules may have on our lenders’ or counterparties’ business practices, or whether and to what extent this rule may adversely affect demand for or the liquidity of securities we issue. The Federal Reserve Board has indicated that a change in the conservatorship status of the GSEs could affect aspects of the Federal Reserve Board’s regulatory framework, and that it “will continue to monitor and take into consideration any future changes to the conservatorship status of the GSEs, including the extent and type of support received by the GSEs.”
Transition from LIBOR and Alternative Reference Rates
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. ICE Benchmark Administration (“IBA”), the administrator of LIBOR, ceased publication of one-week and two-month U.S. dollar LIBOR after December 2021 and has stated its intention to cease publication of the remaining U.S. dollar LIBOR tenors, including one-month, three-month, six-month and one-year LIBOR, after June 2023. We are exposed to LIBOR-based financial instruments, primarily relating to our acquisitions of loans and securities, sales of securities, and derivative transactions, that have been entered into previously and mature after June 2023. However, we no longer acquire LIBOR loans or securities, issue LIBOR securities or enter into LIBOR derivatives transactions that increase our LIBOR risk exposure, so our exposure to LIBOR continues to diminish.
We have been actively seeking to facilitate an orderly transition from LIBOR to emerging alternative rates. We established an internal office focused on LIBOR transition issues that is overseen by our LIBOR Enterprise Steering Council, which includes members of senior management. We also coordinate with FHFA on our LIBOR transition efforts. As part of these efforts, we have sought to identify the risks inherent in this transition and engaged external business and legal consultants focused on LIBOR and alternative indices. We continue to analyze potential risks associated with the LIBOR transition, including financial, operational, legal, reputational and compliance risks.
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

Fannie Mae 2021 Form 10-K	27

Business | Legislation and Regulation
In support of the ARRC’s efforts to develop SOFR as a key market index, we issued the market’s first SOFR securities in 2018, and through December 31, 2021 we have issued a total of $136.1 billion in SOFR-indexed floating-rate corporate debt. Since 2020, we have taken numerous steps to transition our financial instruments away from LIBOR; including using SOFR-indexed adjustable-rate mortgage products for new originations for our single-family business and our multifamily business, ceasing our purchase of any LIBOR adjustable-rate mortgage loans, issuing SOFR-indexed REMIC securities, and ceasing the issuance of new LIBOR REMIC securities. We supported the initial development of SOFR-indexed interest rate swaps and futures transactions and continue to execute these SOFR trades on a frequent basis. We have not issued LIBOR debt securities since 2017, and we no longer enter into new LIBOR derivatives trades that increase our LIBOR risk exposure.
Our LIBOR-indexed derivative contracts historically represented the single largest category (measured by notional amount) of our LIBOR exposure. During 2021, we terminated the vast majority of our LIBOR derivatives transactions (and, where appropriate, entered into new SOFR derivatives trades). While we have a small amount of remaining legacy LIBOR derivatives trades that will mature after June 2023, the related contracts provide that LIBOR will be replaced with SOFR once LIBOR ceases to be published.
Given that our derivatives LIBOR exposure has been significantly decreased and the transition to SOFR has been addressed, our three principal sources of continued exposure to LIBOR arise from (1) single-family and multifamily LIBOR-based adjustable-rate mortgage loans that we have securitized or own; (2) LIBOR-indexed REMIC structured securities that we have issued; and (3) LIBOR indexed credit risk transfer securities. Each of those products allow us to select a replacement index if LIBOR ceases to be published or, for products issued in 2020 or after, uses fallback language based on the recommendations of the ARRC. In coordination with Freddie Mac, and in consultation with FHFA, we have been providing frequent public updates about these LIBOR products by means of a publicly-available LIBOR transition playbook.
While we have the ability to select the replacement index for many of these LIBOR products, the transition from LIBOR will require action by many market participants and leadership from organizations such as the ARRC member firms, FHFA, our advisors, and other regulators. In October 2021, the ARRC announced that it will develop any and all remaining final details of the ARRC’s recommended fallback rates for LIBOR consumer products no later than one year before the date when LIBOR is expected to cease (that is, by June 30, 2022). This timeline is meant to provide market participants sufficient time to prepare for an orderly transition. Such an announcement will allow us to announce our transition plans for our LIBOR-indexed consumer products shortly thereafter.
In addition, federal legislation is being considered by Congress that is aimed at providing a fair and orderly transition from LIBOR to alternative rates. In December 2021, the House of Representatives passed the Adjustable Interest Rate (LIBOR) Act of 2021 by an overwhelming vote. The goal of this bill is to facilitate a smooth transition from LIBOR to alternative rates, provide a transparent and fair process, and provide a litigation safe harbor for market participants that act in accordance with such legislation, and related federal agency rulemakings for their contracts associated with their LIBOR financial instruments. We cannot predict the likelihood that any legislation is passed, related rulemakings or decisions are made, or the impact of those actions and decisions. See “Risk Factors—Market and Industry Risk” for a discussion of the risks to our results of operations, financial condition, liquidity and net worth posed by the discontinuance of LIBOR.
Human Capital

Our employees are key to ensuring our long-term success and meeting our strategic objectives. We had approximately 7,400 employees as of December 18, 2021, our final pay-period end date in 2021. Because we design, build and maintain complex systems to support our specialized role in the secondary mortgage market, approximately 39% of our employees work in technology-related jobs. An improving economy and increased remote work opportunities have increased the competition we face from other companies in hiring new employees, as well as in retaining our employees. Competition is especially high for employees with technology skills. Voluntary attrition of our employees has increased over the past year, consistent with a national trend. In addition to attrition rates, our vacancy rate at any given point in time can be affected by other factors such as hiring priorities, labor market conditions, headcount growth rates, and the timing of onboarding new employees. As of December 18, 2021, approximately 9% of positions across the company were vacant, and approximately 12% of our technology-related positions were vacant. We discuss how restrictions on our compensation and uncertainty with respect to our future negatively affect our ability to retain and recruit employees in “Risk Factors—GSE and Conservatorship Risk.” Despite conservatorship, an uncertain future, and limitations on the compensation we are able to offer, we believe many employees and potential recruits are attracted by our mission and the compelling nature of our work.

Fannie Mae 2021 Form 10-K	28

Business | Human Capital
Employee Engagement
We are committed to maintaining an engaged workforce as we believe engagement is critical to the ongoing achievement of the company’s and the conservator’s goals. We monitor employee engagement through regular surveys. In 2021, the vast majority of our employees agreed with statements such as whether they would recommend Fannie Mae as a great place to work, which we consider to be strong indicators of their engagement. We believe our ability to recruit and retain employees and keep them engaged is influenced by the opportunity to do interesting work that supports our mission. We also offer employee benefits to encourage involvement in socially positive efforts, including those that echo our mission. Specifically, we offer employees up to $5,000 per year in matching charitable gifts (subject to overall available funding) and 10 hours of paid leave each month to engage in volunteer activities. We have also established a relief fund to which our employees can make charitable donations to assist employees who have suffered losses as a result of a natural disaster or other catastrophic event.
Employee Development
We invest in our employees’ development to support the success of the company as well as our employees. We seek to provide training and opportunities that enable employees to develop digital, leadership and other critical skills we need to achieve our strategic objectives and fulfill our mission. In recent years, we have worked on instilling lean management techniques, practices and behaviors throughout our workforce and Agile development principles for employees engaged in product development. We also emphasize to our employees their responsibility for and role in managing risk through our risk-assessment and monitoring activities, training and corporate messaging. In 2021, these efforts enabled us to respond to demands created by the continued high business volumes and impacts from the COVID-19 pandemic with commercial speed and agility, as well as to respond to a high volume of regulatory and conservatorship developments and demands, including our new capital framework.
Safety and Resiliency
In 2021, we continued to prioritize the safety and resiliency of our workforce. Recognizing that our employees are balancing a number of competing obligations, we seek to provide an environment that supports our business needs while helping employees better meet their personal obligations. While most of our employees currently work remotely, depending on COVID-19 transmission rates, we permit employees who choose to do so to work at our office locations, upon compliance with established COVID-19 safety protocols. We plan to operate in a hybrid work model in the future, with office space where teams come together when it makes sense, but with flexibility regarding when employees will be in the office. We currently expect that a significant majority of our employees will continue to work remotely for the foreseeable future. To date, our business resiliency plans and technology systems have effectively supported this remote work arrangement. To support our employees in their remote work environment, we have offered technology stipends. We have also taken a number of steps to support employee resiliency, including extending our summertime practice of half-day flexible Fridays through the balance of 2021 and, more recently, through 2022.
Diversity and Inclusion
We seek to foster an environment in which all employees are treated with dignity and respect, have the opportunity to contribute to meaningful work, and perform that work in an inclusive environment free from discrimination, harassment, and retaliation. We believe this commitment helps us attract and retain a skilled, diverse workforce. As of December 18, 2021, racial or ethnic minorities constituted 57% of our overall workforce and 24% of our officer-level employees, and women constituted 44% of our overall workforce and 35% of our officer-level employees. Supporting our role in the secondary mortgage market requires employees with specialized technology skills. As a result, we consider our workforce diversity in the context of fintech companies, whose operations are based on a blend of financial services products and technology platforms, rather than financial services firms or other companies that have significant retail operations or a large number of administrative roles. We sponsor programs and activities to cultivate a diverse and inclusive work environment by focusing on inclusive leadership principles, talent development, enterprise accessibility, team and group dynamics, and a consistent communications strategy that reinforces the practice of driving inclusion to achieve innovative solutions. We established an Employee Inclusive Culture Council in 2021, composed of employees representing a broad cross-section of the diversity at Fannie Mae, to support culture initiatives relating to our mission and values. We also support ten voluntary, grassroots employee resource groups that are open to all employees, support diversity and inclusion, and provide a forum for members to come together for professional growth and development, cultural awareness, education, community service, and networking across the organization. In 2021, we engaged leaders to continue championing diversity and inclusion through our officer-led Diversity Advisory Council to ensure the integration of our diversity and inclusion strategy throughout the company. We also leveraged our leader-led “Courageous Conversations” to promote inclusion and understanding by raising awareness of employees' diverse experiences and perspectives.

Fannie Mae 2021 Form 10-K	29

Business | Human Capital
See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Human Capital Management Oversight” for information on oversight of human capital management by our Board of Directors’ Compensation and Human Capital Committee and see “Directors, Executive Officers and Corporate Governance—ESG Matters—Diversity and Inclusion—Diverse Workforce and Inclusive Workplace” for additional information.
Where You Can Find Additional Information

We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website address is www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s website, www.sec.gov. You may also request copies of any filing from us, at no cost, by calling the Fannie Mae Investor Relations & Marketing Helpline at 1-800-2FANNIE (1-800-232-6643). The availability of printed copies of these materials may be delayed at times when our COVID safety protocols require employees to work remotely.
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
•our expectations relating to the enterprise regulatory capital framework;
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
•the performance of loans in our book of business, including loans in trial modifications or forbearance, and the factors that will affect such performance;
•our expectations regarding our employees’ remote work arrangements;
•the amount of our outstanding debt and how we will meet our debt obligations; and

Fannie Mae 2021 Form 10-K	30

Business | Forward-Looking Statements
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
•significant challenges we face in retaining and hiring qualified executives and other employees;
•the duration, spread and severity of the COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and COVID-19 vaccination rates; the effectiveness of available COVID-19 vaccines over time and against variants of the coronavirus; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; the extent to which current economic and operating conditions continue, including whether any future outbreaks or increases in new COVID-19 cases interrupt economic recovery; and how quickly and to what extent affected borrowers, renters and counterparties recover from the negative economic impact of the pandemic;
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
•growth, deterioration and the overall health and stability of the U.S. economy, including U.S. GDP, unemployment rates, personal income, inflation and other indicators thereof;
•changes in fiscal or monetary policy;
•our and our competitors’ future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues;

Fannie Mae 2021 Form 10-K	31

Business | Forward-Looking Statements
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
•our current and future objectives and activities in support of those objectives, including actions we may take to reach additional underserved borrowers or address barriers to sustainable housing opportunities and advance equity in housing finance;
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

Fannie Mae 2021 Form 10-K	32

Business | Forward-Looking Statements
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
•severe weather events, fires, floods or other climate change events or impacts, including those for which we may be uninsured or under-insured or that may affect our counterparties, and other risks resulting from climate change and efforts to address climate change and related risks;
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
•Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies with which we compete for talent. In addition, the improving economy and increased remote work opportunities have increased the competition we face in retaining and hiring executives and other employees.
•Pursuing our housing goals, duty to serve obligations, and Equitable Housing Finance Plan may adversely affect our business, results of operations and financial condition.
•The conservatorship and agreements with Treasury adversely affect our common and preferred shareholders.
•The liquidity and market value of our MBS could be adversely affected by negative developments in the UMBS market.
•Our issuance of UMBS and structured securities backed by Freddie Mac-issued securities exposes us to operational and counterparty credit risk.
•Our reliance on CSS and the common securitization platform exposes us to third-party risk.
•We are limited in our ability to diversify our business and may be prohibited from undertaking activities that management believes would benefit our business.
•An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common and preferred stock.

Fannie Mae 2021 Form 10-K	33

Risk Factors | Risk Factors Summary
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
•We may suffer losses if borrowers suffer property damage as a result of a hazard for which we do not require insurance, such as flooding outside of certain areas, if property or flood insurance is unobtainable or prohibitively costly, if their claims under insurance policies are not paid, or if their insurance is insufficient to cover all losses.
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
•Uncertainty relating to the discontinuance of LIBOR may adversely affect our results of operations, financial condition, liquidity and net worth.
•Our business and financial results are affected by general economic conditions, including home prices and employment trends, and changes in economic conditions or financial markets may materially adversely affect our business and financial condition.
•A decline in activity in the U.S. housing market or increasing interest rates could lower our business volumes or otherwise adversely affect our results of operations, net worth and financial condition.

Fannie Mae 2021 Form 10-K	34

Risk Factors | Risk Factors Summary
Legal and Regulatory Risk
•Regulatory changes in the financial services industry may negatively impact our business.
•Legislative, regulatory or judicial actions could negatively impact our business, results of operations, financial condition or net worth.
General Risk
•The COVID-19 pandemic may continue to adversely affect our business and financial results.
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
GSE and Conservatorship Risk
The future of our company is uncertain.
The company faces an uncertain future, including how long we will continue to exist in our current form, the extent of our role in the market, the level of government support of our business, how long we will be in conservatorship, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship. The conservatorship has been in place since 2008, is indefinite in duration and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Our conservatorship could terminate through a receivership. Termination of the conservatorship, other than in connection with a receivership, requires Treasury’s consent under the senior preferred stock purchase agreement; unless (1) the pending significant lawsuits relating to the amendment of the senior preferred stock purchase agreement and/or the conservatorship have been resolved, and (2) for two or more consecutive quarters, our common equity tier 1 capital, together with any other common stock that we may issue in a public offering, equals or exceeds 3% of our “adjusted total assets” under our enterprise regulatory capital framework.
We currently have a significant deficit of core capital relative to our statutory minimum capital requirement. Moreover, the enterprise regulatory capital framework, when it is fully applicable, will require us to hold more capital than the statutory requirement. Our efforts to build sufficient capital to meet our requirements can be significantly affected by growth in our book of business, which can drive increases in our required capital that offset or even outpace increases in our available capital. In addition, we believe that, if we were fully capitalized under the framework, our returns on our current business would not be sufficient to attract private investors, which would limit our options for exiting conservatorship. Increasing our returns may require substantial increases in our pricing or changes in other aspects of our business that could significantly affect our competitive position, our loan acquisition volumes, or the type of business we do, including the level of support we provide to low- and moderate-income borrowers and renters. For more information on the enterprise regulatory capital framework see “Business—Legislation and Regulation—GSE-Focused Matters—Capital—Enterprise Regulatory Capital Framework.”
After Fannie Mae was placed into conservatorship, policymakers and others focused significant attention on how to reform the nation’s housing finance system, including what role, if any, Fannie Mae and Freddie Mac should play in that system. Despite this attention, efforts in Congress to enact meaningful reform have been limited, particularly in recent years. The Administration and Congress may consider housing finance reforms or legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress may consider legislation, or federal agencies such as FHFA may consider regulations or administrative actions, to increase the competition we face, reduce our market share, further expand our

Fannie Mae 2021 Form 10-K	35

Risk Factors | GSE and Conservatorship Risk
obligations to provide funds to Treasury, constrain our business operations, or subject us to other obligations that may adversely affect our business. We cannot predict the timing or content of housing finance reform legislation or other legislation, regulations or administrative actions that will impact our activities, nor can we predict the extent of such impact.
Our business activities are significantly affected by the conservatorship and the senior preferred stock purchase agreement.
In conservatorship our business is not managed with a strategy to maximize shareholder returns while fulfilling our mission. Our directors have no fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS in making or approving a decision unless specifically directed to do so by the conservator. The Supreme Court’s opinion in Collins v. Yellen in June 2021 included an expansive interpretation of FHFA’s authority as conservator under the Housing and Economic Recovery Act of 2008 (“HERA”), noting that “when the FHFA acts as a conservator, it may aim to rehabilitate the regulated entity in a way that, while not in the best interests of the regulated entity, is beneficial to the Agency and, by extension, the public it serves.” As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf, and generally has the power to transfer or sell any of our assets or liabilities. FHFA can prevent us from engaging in business activities or transactions that we believe would benefit our business and financial results. For example, because FHFA can direct us to make changes to our guaranty fee pricing, our ability to address changing market conditions, pursue certain strategic objectives, or manage the mix of loans we acquire is constrained. Additionally, FHFA may require us to undertake activities that are costly or difficult to implement.
With FHFA’s broad powers as conservator, changes in leadership at FHFA, including those resulting from a change in the Administration, could result in significant changes to the goals FHFA establishes for us and could have a material impact on our business and financial results. In Collins v. Yellen, the Supreme Court concluded that the for-cause restriction on the President’s power to remove the FHFA Director under HERA violates the Constitution’s separation of powers. Accordingly, the Supreme Court held that the President has the power to remove the Director of FHFA for any reason, not just for cause.
Even if we are released from conservatorship, we remain subject to the terms of the senior preferred stock purchase agreement with Treasury, under which we issued the senior preferred stock and warrant. The senior preferred stock purchase agreement can only be canceled or modified with the consent of Treasury. The agreement includes a number of covenants that significantly restrict our business activities. Additionally, under our senior preferred stock purchase agreement, we are subject to a $300 billion debt limit, which will decrease to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $202.5 billion as of December 31, 2021. Because of our debt limit, our business activities may be constrained. For more information about the covenants in the senior preferred stock purchase agreement and their potential impact on our business, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements.”
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

Fannie Mae 2021 Form 10-K	36

Risk Factors | GSE and Conservatorship Risk
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
Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies with which we compete for talent. In addition, the improving economy and increased remote work opportunities have increased the competition we face in retaining and hiring executives and other employees.
Our business is highly dependent on the talents and efforts of our executives and other employees. The conservatorship, the uncertainty of our future, and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit talent. Voluntary attrition of our executives and other employees has increased over the past year compared with prior years. Attrition in key management positions and challenges in finding replacements could harm our ability to manage our business effectively, to successfully implement strategic initiatives, and ultimately could adversely affect our financial performance.
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
•As our conservator, FHFA has the authority to approve the terms and amounts of our executive compensation and may require changes to our executive compensation program. FHFA has advised us that, given our conservatorship status, our executive compensation program is designed generally to provide for lower pay levels relative to large financial services firms that are not in conservatorship. FHFA has instructed us to benchmark to the lower end of the range of market compensation for new executive hires and compensation increase requests for existing executives, which limits our ability to offer market-competitive compensation for our executives if FHFA does not grant an exception. See “Executive Compensation—Compensation Discussion and Analysis—2021 Executive Compensation Program; Chief Executive Officer Compensation” for a description of FHFA’s primary objectives for our executive compensation program, as well as directives and guidance FHFA has provided relating to our executive compensation during conservatorship.
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
The cap on our Chief Executive Officer compensation continues to make retention and succession planning for this position particularly difficult, and it may make it difficult to attract qualified candidates for this critical role in the future.

Fannie Mae 2021 Form 10-K	37

Risk Factors | GSE and Conservatorship Risk
In June 2021, FHFA issued a request for input on executive compensation at FHFA’s regulated entities. The request for input asked for public feedback on our executive compensation program both during and after conservatorship. Further changes in our executive compensation program could affect our ability to retain and recruit executive officers.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for qualified executives and other employees. An improving economy and increased remote work opportunities have increased the competition we face from other companies in hiring new executives and other employees, as well as in retaining our executives and employees. If this increased competition for executive and employee talent persists and if we are unable to retain, promote and attract executives and other employees with the necessary skills and talent, we would face increased risks for operational failures. If there were several high-level departures at approximately the same time, our ability to conduct our business could be materially adversely affected, which could have a material adverse effect on our results of operations and financial condition.
Pursuing our housing goals, duty to serve obligations, and Equitable Housing Finance Plan may adversely affect our business, results of operations and financial condition.
We are required by the GSE Act to support the housing market in ways that could adversely affect our financial results and condition. For example, we are subject to housing goals that require a portion of the mortgage loans we acquire to be for low- and very low-income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. We also have a duty to serve very low-, low- and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation and rural areas. In September 2021, FHFA instructed us to prepare and implement a three-year Equitable Housing Finance Plan. This plan, which was submitted to FHFA in December 2021, is intended to advance equity in housing finance by working to remove barriers to affordable rental housing and homeownership experienced by members of underserved populations, particularly racial and ethnic groups with a significant homeownership rate disparity. We may take actions to support the housing market, including to meet our housing goals, duty to serve obligations and Equitable Housing Finance Plan, that could adversely affect our profitability. For example, we may acquire loans that offer lower expected returns or increase our credit losses and credit-related expenses. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan with additional requirements that could have an adverse effect on our results of operations and financial condition. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Business—Legislation and Regulation—GSE-Focused Matters” for more information on our housing goals and duty to serve underserved markets and “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Equitable Housing Finance Plan” for more information on our Equitable Housing Finance Plan.
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
Our profits directly increase the liquidation preference of Treasury’s senior preferred stock and, once they exceed our capital reserve amount, will be payable to Treasury as dividends. The senior preferred stock ranks senior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, before any distribution is made to the holders of our common stock or other preferred stock. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Senior Preferred Stock” for more information on the aggregate liquidation preference of the senior preferred stock.
Exercise of the Treasury warrant would substantially dilute the investment of current shareholders. If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then-existing common shareholders will be substantially diluted.
We are not managed for the benefit of shareholders. Because we are in conservatorship, we are not managed with a strategy to maximize shareholder returns.

Fannie Mae 2021 Form 10-K	38

Risk Factors | GSE and Conservatorship Risk
The senior preferred stock purchase agreement, senior preferred stock and warrant can only be canceled or modified with the consent of Treasury. For additional description of the conservatorship and our agreements with Treasury, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform.”
The liquidity and market value of our MBS could be adversely affected by negative developments in the UMBS market.
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
Our issuance of UMBS and structured securities backed by Freddie Mac-issued securities exposes us to operational and counterparty credit risk.
When we resecuritize Freddie Mac-issued UMBS or other Freddie Mac securities, our guaranty of principal and interest extends to the underlying Freddie Mac security. Although we have an indemnification agreement with Freddie Mac, in the event Freddie Mac were to fail (for credit or operational reasons) to make a payment due on its securities underlying a Fannie Mae-issued structured security, we would be obligated under our guaranty to fund any shortfall and make the entire payment on the related Fannie Mae-issued structured security on that payment date. Our pricing does not currently reflect any incremental credit, liquidity or operational risk associated with our guaranty of resecuritized Freddie Mac securities, or capital requirements related to those exposures. As a result, a failure by Freddie Mac to meet its obligations under the terms of its securities that back structured securities we issue could have a material adverse effect on our earnings and financial condition, and we could be dependent on Freddie Mac and on the senior preferred stock purchase agreements that we and Freddie Mac each have with Treasury to avoid a liquidity event or a default under our guaranty. We expect this risk exposure to increase as we issue more structured securities backed directly or indirectly by Freddie Mac-issued securities going forward.
In addition, UMBS have created significant interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac. Accordingly, the market value and liquidity profile of single-family Fannie Mae MBS could be affected by financial and operational incidents relating to Freddie Mac, even if those incidents do not directly relate to Fannie Mae or Fannie Mae MBS. Similarly, any disruption in Freddie Mac’s securitization activities or any adverse events affecting Freddie Mac’s significant mortgage sellers and servicers also could adversely affect the market value of single-family Fannie Mae MBS.
Our reliance on CSS and the common securitization platform exposes us to third-party risk.
We rely on CSS and its common securitization platform for the operation of a majority of our single-family securitization activities. Although we jointly own CSS with Freddie Mac, there are limitations on our ability to control CSS. Under our limited liability company agreement for CSS, as currently amended, we and Freddie Mac have limited ability to control CSS Board decisions, even after an exit from conservatorship, including decisions about strategy, business operations and funding.
The CSS Board of Managers has two members designated by each GSE, as well as a Board Chair, who is the CSS CEO, and up to three additional Board members. Board actions must be approved by a majority vote and, while we and Freddie Mac both remain in conservatorship, FHFA has the right to designate the Board members not designated by the GSEs, and the Board may not take any actions absent the Chair’s consent. Although the limited liability company agreement would require our approval for certain “material decisions” if either we or Freddie Mac have exited conservatorship, the Board may approve a number of actions even after conservatorship over the objection of the members we and Freddie Mac designate, including: approval of the annual budget and strategic plan for CSS (so long as it does not involve a material business change); withdrawal of capital by a member; and requiring capital contributions necessary to support CSS’s ordinary business operations. It is possible that FHFA may require us to make additional changes to the CSS limited liability company agreement, or may otherwise impose restrictions or provisions relating to CSS or UMBS, that may adversely affect us.

Fannie Mae 2021 Form 10-K	39

Risk Factors | GSE and Conservatorship Risk
We do not currently pay service fees to CSS under our customer services agreement; its operations are funded entirely through capital contributions from Fannie Mae and Freddie Mac pursuant to the limited liability company agreement. During conservatorship, FHFA can direct us to enter into an amendment of the customer services agreement, or enter such an amendment on our behalf, that could provide for a fee structure that would survive an exit from conservatorship absent a further amendment to the customer services agreement, which a majority of the Board would have to approve. Although implementation of any fee changes could require a further amendment to the customer services agreement, we might not have significant leverage to negotiate that amendment and the associated fee changes given our dependence on CSS.
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
As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by FHFA and regulation by other federal agencies, including Treasury, HUD and the SEC. The Charter Act defines our permissible business activities. For example, we may not originate mortgage loans or purchase single-family loans in excess of the conforming loan limits, and our business is limited to the U.S. housing finance sector. FHFA, as our regulator, may impose additional limitations on our business. For example, the GSE Act requires us to obtain prior approval from FHFA for new products and to provide prior notice to FHFA of new activities that we consider not to be products. In September 2020, FHFA proposed a rule to implement these requirements that, if adopted, would permit FHFA to establish terms, conditions, or limitations with respect to any new product or new activity. In addition, as described in a previous risk factor, our business activities are subject to significant restrictions as a result of the conservatorship and the senior preferred stock purchase agreement. These limitations and requirements may cause us to delay or prevent us from undertaking new business activities management believes would benefit our business. Further, as a result of these limitations and requirements on our ability to diversify our operations, our financial condition and results of operations depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Weak or unstable conditions in the U.S. housing market can therefore have a significant adverse effect on our business that we cannot mitigate through diversification.
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
We are exposed to a significant amount of mortgage credit risk on our $4.0 trillion guaranty book of business. Borrowers may fail to make required payments on mortgage loans we own or guaranty. This exposes us to the risk of credit losses and credit-related expenses.
In general, significant home price declines or increased loan delinquencies could materially increase our credit losses and credit-related expense. Loan delinquencies, among other factors, are influenced by income growth rates and unemployment levels, which affect borrowers’ ability to repay their mortgage loans. Home price growth is cyclical and changes in home prices affect the amount of equity that borrowers have in their homes. As home prices increase, the severity of losses we incur on defaulted loans that we hold or guarantee decreases because the amount we can recover from the properties securing the loans increases. Conversely, declines in home prices increase the losses we incur on

Fannie Mae 2021 Form 10-K	40

Risk Factors | Credit Risk
defaulted loans. The pace of rapid home price growth that we have experienced over the last year is not expected to continue. If home prices decline rapidly and a large number of borrowers default on their loans, we could experience significant credit losses on our book of business. In addition, the economic dislocation caused by the COVID-19 pandemic resulted in a significant increase in the serious delinquency rate of the single-family and multifamily loans in our guaranty book of business in 2020. While our single-family and multifamily serious delinquency rates declined in 2021 due to the ongoing economic recovery and the decline in the number of our loans in forbearance plans, they remain higher than pre-pandemic levels. Our loans currently in forbearance generally have a somewhat weaker credit profile than our overall guaranty book of business. If a large number of borrowers cannot repay the amounts owed at the end of their forbearance plans or over time, or fail to qualify for repayment plans, payment deferrals or modifications, this could result in significantly higher defaults on the mortgage loans in our guaranty book of business. We may ultimately experience greater losses than we currently expect and may have high credit-related expenses in future periods.
The credit performance of loans in our book of business could deteriorate in the future, particularly if we experience home price declines, economic dislocation and elevated unemployment, resulting in significantly higher credit losses and credit-related expenses. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Single-Family Business” and our multifamily guaranty book of business in “MD&A—Multifamily Business.”
While we use certain credit enhancements to mitigate some of our potential future credit losses, we may not be able to obtain as much protection from our credit enhancements as we would like, for a number of reasons:
•Some of the credit enhancements we use, such as mortgage insurance, Credit Insurance Risk TransferTM (“CIRTTM”) transactions and DUS lender loss-sharing arrangements, are subject to the risk that the counterparties may not meet their obligations to us.
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
Our primary exposures to institutional counterparties are with credit guarantors that provide credit enhancements on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including;
•mortgage insurers and reinsurers, including those that participate in our CIRT transactions, and multifamily lenders with risk sharing arrangements;
•mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS;
•mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances;
•the financial institutions that issue the investments, including overnight bank deposits, held in our other investments portfolio; and
•derivatives counterparties.

Fannie Mae 2021 Form 10-K	41

Risk Factors | Credit Risk
We also have counterparty exposure to custodial depository institutions; mortgage originators, investors and dealers; debt security dealers; central counterparty clearing institutions; and document custodians.
The concentration of our counterparties in similar or related businesses heightens our counterparty risk exposure. We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, and mortgage insurers, resulting in a significant credit concentration with respect to this industry. We may also have multiple exposures to particular counterparties, as many of our counterparties perform several types of services for us. For example, our lenders or their affiliates may also act as derivatives counterparties, mortgage servicers, custodial depository institutions or document custodians. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways.
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
We use clearinghouses to facilitate many of our derivative trades. If the clearinghouse or the clearing member we use to access the clearinghouse defaults, we could lose margin that we have posted with the clearing member or clearinghouse. We are also a clearing member of two divisions of Fixed Income Clearing Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a clearing member of FICC, we could be exposed to the losses if the CCP or one or more of the CCP’s clearing members fails to perform its obligations, because each FICC clearing member is required to absorb a portion of the losses incurred by other clearing members if they fail to meet their obligations to the clearinghouse. For more information, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management—Other Counterparties—Central Counterparty Clearing Institutions.”
Our financial condition or results of operations may be adversely affected if mortgage servicers fail to perform their obligations to us.
We delegate the servicing of the mortgage loans in our guaranty book of business to mortgage servicers; we do not have our own servicing function. Functions performed by mortgage servicers on our behalf include collecting and delivering principal and interest payments, administering escrow accounts, monitoring and reporting delinquencies, performing default prevention activities and other functions. A servicer’s inability or other failure to perform these functions or to follow our requirements could negatively impact our ability to, among other things:
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

Fannie Mae 2021 Form 10-K	42

Risk Factors | Credit Risk
Multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us, including non-depository servicers. We are exposed to the risk that multifamily servicers could come under financial pressure, which could potentially result in a decline in the quality of the servicing they provide us.
The actions we have taken to mitigate our credit risk exposure to mortgage servicers may not be sufficient to prevent us from experiencing significant financial losses or business interruptions in the event they cannot fulfill their obligations to us.
We may incur losses as a result of claims under our mortgage insurance policies not being paid in full or at all.
We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. Although our primary mortgage insurer counterparties currently approved to write new business must meet risk-based asset requirements, there is still a risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies.
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
Three of our mortgage insurer counterparties that are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently in run-off. Mortgage insurers that are in run-off continue to collect renewal premiums and process claims on their existing insurance business, but are no longer approved to write new insurance with us, which increases the risk that the mortgage insurer will fail to pay claims fully. Entering run-off may limit sources of profits and liquidity for the mortgage insurer and could also cause the quality and speed of its claims processing to deteriorate. PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion and it is uncertain whether they will be permitted in the future to pay their deferred policyholder claims or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims, but remains in run-off. For more information on mortgage insurers in run-off and our risk in force mortgage insurance coverage see “Note 13, Concentrations of Credit Risk—Other Concentrations.”
On at least a quarterly basis, we assess our mortgage insurer counterparties’ respective abilities to fulfill their obligations to us, and our loss reserves take into account this assessment. If our assessment indicates their ability to pay claims has deteriorated significantly or if our projected claim amounts have increased, we could experience an increase in credit-related expenses and credit losses.
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
We may suffer losses if borrowers suffer property damage as a result of a hazard for which we do not require insurance, such as flooding outside of certain areas, if property or flood insurance is unobtainable or prohibitively costly, if their claims under insurance policies are not paid, or if their insurance is insufficient to cover all losses.
In general, we require borrowers to obtain and maintain property insurance to cover the risk of damage to their homes or properties resulting from hazards such as fire, wind and, for properties in a Special Flood Hazard Area as designated by FEMA, flooding. To the extent that borrowers suffer property damage as a result of a hazard for which we do not generally require insurance, such as earthquake damage or flood damage on a property located outside a Special Flood Hazard Area, are unable to obtain insurance and suffer property damage, their claims under insurance policies are not paid, or their insurance is insufficient to cover their losses, they may not pay their mortgage loans, which negatively impacts our credit losses and credit-related expenses. Hazard insurers may experience financial strain and be unable to make payments on related claims during any period in which significant numbers of mortgaged properties are damaged by natural or other disasters.

Fannie Mae 2021 Form 10-K	43

Risk Factors | Credit Risk
Only a small portion of loans in our guaranty book of business as of December 31, 2021 was located in a Special Flood Hazard Area, for which we require flood insurance: 2.9% of loans in our single-family guaranty book of business and 6.3% of loans in our multifamily guaranty book of business. We believe that only a small portion of borrowers in most places outside of a Special Flood Hazard Area obtain flood insurance. The risk of significant flooding in places outside of a Special Flood Hazard Area (that is, in places where we do not require flood insurance) is expected to increase in the coming years as a result of climate change. Single-family borrowers who obtain flood insurance generally rely on the National Flood Insurance Program (“NFIP”), which was recently extended through February 18, 2022. If Congress fails to extend or re-authorize the program upon future expirations, FEMA may not have sufficient funds to pay claims for flood damage, and borrowers may not be able to renew their flood insurance coverage or obtain new policies through the NFIP. In addition, NFIP insurance does not cover temporary living expenses, and the maximum limit of coverage available under NFIP for a single-family residential property is $250,000, which may not be sufficient to cover all losses.
Increases in the intensity or frequency of floods or other weather-related disasters as a result of climate change will expand the foregoing risks. Insurers in some areas have become less willing to continue writing coverage or have significantly increased insurance premiums in certain areas for certain perils. As coverage becomes unavailable or prohibitively expensive in an area, home prices may be negatively impacted, and fewer loans in the area may be eligible for acquisition by Fannie Mae. Ultimately, the desirability of areas that frequently experience hurricanes, wildfires or other natural disasters may diminish over time, which can depress home prices or adversely affect the region’s economy, which may negatively impact our financial results.
The occurrence of major natural or other disasters in the United States or its territories and the impact of climate change could negatively impact our credit losses and credit-related expenses.
We conduct our business in the single-family and multifamily residential mortgage markets and own or guarantee the performance of mortgage loans throughout the United States and its territories. The occurrence of a major natural or environmental disaster, terrorist attack, cyber attack, pandemic, or similar event (a “major disruptive event”) in the United States or its territories could negatively impact our credit losses and credit-related expenses in the affected geographic area or, depending on the magnitude, scope and nature of the event, nationally, in a number of ways. The COVID-19 pandemic, for example, has exposed us to substantial credit-related expenses and risk of credit losses.
A major disruptive event that either damages or destroys single-family or multifamily real estate securing mortgage loans in our book of business or negatively impacts the ability of borrowers to make principal and interest payments on mortgage loans in our book of business could increase our delinquency rates, default rates and average loan loss severity of our book of business in the affected region or regions. Further, a major disruptive event or a long-lasting increase in the vulnerability of an area to disasters that affects borrowers’ ability to make payments on their mortgages, discourages housing activity, including homebuilding or home buying, or causes a deterioration in housing conditions or the general economy in the affected region could lower the volume of originations in the mortgage market, influence home prices and property values in the affected region or in adjacent regions and increase delinquency rates and default rates. Any of these outcomes could generate significant credit losses and credit-related expenses.
Recent years have seen frequent and severe natural disasters in the U.S., including wildfires, hurricanes, high winds, severe flooding, mudslides, and environmental contamination. The frequency and intensity of major weather-related events are indicative of the impact of climate change and this change is expected to persist for the foreseeable future. Population growth and an increase in people living in high-risk areas, such as coastal areas vulnerable to severe storms and flooding, have also increased the impact of these events. Although our financial exposure from these events is mitigated to the extent our book of business is geographically diverse, we remain exposed to risk, particularly in connection with the risk of geographically widespread weather events and changes in weather patterns, as well as geographic areas where our book of business is more heavily concentrated. As a result, any continuation or increase in recent weather trends or their unpredictability, or any single natural disaster of significant scope or intensity, could have a material impact on our results of operations and financial condition.
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

Fannie Mae 2021 Form 10-K	44

Risk Factors | Operational Risk
results of operations. Such a failure could result in legislative or regulatory intervention or sanctions, liability to counterparties, financial losses, business disruptions and damage to our reputation. For example, our business is highly dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions, many of which are highly complex, across numerous and diverse markets that continuously and rapidly change and evolve. These transactions are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or manage associated data with reliability and integrity. In addition, we rely on information provided by third parties in processing many of our transactions; that information may be incorrect or we may fail to properly manage or analyze it or properly monitor its data quality.
We rely upon business processes that are highly dependent on people, technology and equipment, data and the use of numerous complex systems and models to manage our business and produce books and records upon which our financial statements and risk reporting are prepared. This reliance increases the risk that we may be exposed to financial, reputational or other losses as a result of inadequately designed internal processes or data management architecture, inflexible technology or the failure of our systems. In addition, our use of third-party service providers for some of our business and technology functions increases the risk that an operational failure by a third party will adversely affect us. For example, we use third-party service providers for cloud infrastructure services. We have experienced interruptions in access to our platforms as a result of connectivity issues with third-party cloud-based platforms and related data centers and could experience disruptions again if there is a lapse of service, interruption of internet service provider connectivity or damage to third-party cloud-based platforms or any related data centers. Additionally, we may not have sufficient capacity to recover all data and services in the event of an outage or other event resulting in data loss or corruption, which could cause financial losses and reputational harm. While we continue to enhance our technology, infrastructure, operational controls and organizational structure in order to reduce our operational risk, these actions may not be effective to manage these risks and may create additional operational risk and expenses as we execute these enhancements.
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
We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, paying agents, exchanges, clearinghouses or other financial intermediaries, including CSS and Freddie Mac, we use to facilitate our securities and derivatives transactions. Moreover, the consolidation and interconnectivity among clearing agents, exchanges and clearing houses increases the risk of operational failure, on both an individual basis and an industry-wide basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions or manage our exposure to risk.
Substantially all of our employees and business operations functions are consolidated in two metropolitan areas: Washington, DC and Dallas, Texas. As a result of this concentration of our employees and facilities, a major disruptive event at either location could impact our ability to operate notwithstanding the business continuity plans and facilities that we have in place, including our out-of-region data center for disaster recovery. Moreover, because of the concentration of our employees in the Washington, DC and Dallas metropolitan areas, a regional disruption in one of these areas could prevent our employees from accessing our facilities, working remotely, or communicating with or traveling to other locations. Further, if the frequency, severity or unpredictability of weather-related events in the Washington, DC or Dallas regions increases as a result of changing weather patterns, then these disruptions could occur regularly or last for longer periods of time. Accordingly, the occurrence of one or more major disruptive events could materially adversely affect our ability to conduct our business and lead to financial losses.
We may experience significant business disruptions as a result of COVID-19 and its variants. If a significant number of our executives or other employees, or family members for whom they provide care, contract COVID-19 during the same time period, it could materially adversely affect our ability to manage our business, which could have a material adverse effect on our results of operations and financial condition. The risk of executives, other employees or their family members contracting COVID-19 may increase with the further reopening of workplaces and schools.
At this time, a significant majority of our employees are working remotely and we currently expect that they will continue to work remotely for the foreseeable future. While our transition to a remote work environment has been successful to date, this remote work arrangement increases the risk that technological, cybersecurity or other operational incidents could materially adversely affect our business operations. This remote work arrangement could also materially adversely affect our ability to maintain effective controls, which could result in material errors to our reported financial results or disclosures that are not complete or accurate.

Fannie Mae 2021 Form 10-K	45

Risk Factors | Operational Risk
A breach of the security of our systems or facilities, or those of third parties with which we do business, including as a result of cyber attacks, could damage or disrupt our business or result in the disclosure or misuse of confidential information, which could damage our reputation, result in regulatory sanctions and/or increase our costs and cause losses.
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including proprietary, confidential or personal information that is subject to privacy laws, regulations or contractual obligations. Information security risks for large institutions like us have significantly increased in recent years in part because of the proliferation of new technologies and the use of the Internet, mobile, telecommunications and cloud technologies to conduct or automate financial transactions. A number of financial services companies, consumer-based companies and other organizations have reported the unauthorized disclosure of client, customer or other confidential information, as well as cyber attacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized ransomware cyber attacks where hackers have requested “ransom” payments in exchange for not disclosing stolen customer information or for unlocking or not disabling the target company’s computer or other systems.
We have been, and likely will continue to be, the target of cyber attacks, computer viruses, malicious code, social engineering attacks, including phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, results or business. However, we could suffer material financial or other losses in the future as a result of cyber attacks, and these attacks and their impacts are hard to predict. Our risk and exposure to these matters remains heightened because of, among other things:
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
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. In addition, recent large-scale cyber attacks suggest that the risk of damaging cyberattacks impacting us and/or third-parties with which we do business is increasing. We expect cyber attack and breach incidents to continue, and we are unable to predict the direct or indirect impact of future attacks or breaches on our business operations.
We routinely identify cyber threats as well as vulnerabilities in our systems and work to address them. Some cyber vulnerabilities take a substantial amount of time to resolve. In addition, efforts to resolve them may be insufficient. Further, these efforts involve costs that can be significant as cyber attack methods continue to rapidly evolve. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Cybersecurity risks also derive from human error, fraud or malice on the part of our employees or third parties. Third parties have, and will likely continue to, attempt to induce employees, lenders (including servicers) or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties or borrowers, and these types of risks may be difficult to detect or prevent.
The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our lenders, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our lenders’, our counterparties’ or third parties’ operations. This could result in significant financial losses, loss of lenders and business opportunities, reputational damage, litigation,

Fannie Mae 2021 Form 10-K	46

Risk Factors | Operational Risk
regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations.
Cyber attacks can occur and persist for an extended period of time without detection. Investigations of cyber attacks are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. While we are investigating a cyber attack, we do not necessarily know the extent of the harm or how best to remediate it, and we can repeat or compound certain errors or actions before we discover and remediate them. In addition, announcing that a cyber attack has occurred increases the risk of additional cyber attacks, and preparing for this elevated risk can delay the announcement of a cyber attack. All or any of these challenges could further increase the costs and consequences of a cyber attack. These factors may also inhibit our ability to provide rapid, complete and reliable information about a cyber attack to our lenders, counterparties and regulators, as well as the public.
In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Although we maintain insurance coverage relating to cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage in all circumstances.
Because we are interconnected with and dependent on third-party vendors, exchanges, clearing houses, fiscal and paying agents, and other financial intermediaries, including CSS, we could be materially adversely impacted if any of them is subject to a successful cyber attack or other information security event. Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the external storage and processing of our information, as well as lender, counterparty and borrower information, including on cloud-based systems. We also share this type of information with regulatory agencies and their vendors. While we engage in actions to mitigate our exposure resulting from our information-sharing activities, ongoing threats may result in unauthorized access, loss or destruction of data or other cybersecurity incidents with increased costs and consequences to us such as those described above.
We routinely transmit and receive personal, confidential and proprietary information by electronic means. In addition, our lenders maintain personal, confidential and proprietary information on systems we provide. We have discussed and worked with lenders, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our lenders, vendors, service providers, counterparties and other third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a lender, vendor, service provider, counterparty or other third party could result in legal liability, substantial fines, regulatory action and reputational harm. Furthermore the legal and regulatory environment related to data privacy and cybersecurity is constantly changing. An actual or perceived failure by us, lenders, vendors, service providers, counterparties or other third parties to comply with privacy, data protection and information security laws, regulations, standards, policies and contractual obligations could result in legal liability, substantial fines, regulatory action and reputational harm.
Our concurrent implementation of multiple new initiatives may increase our operational risk and result in one or more material weaknesses in our internal control over financial reporting.
We are currently implementing a number of initiatives in furtherance of both our and our conservator’s strategic objectives. The magnitude of the many new initiatives we are undertaking may increase our operational risk. Many of these initiatives involve significant changes to our business processes, controls, systems and infrastructure, require substantial attention from management, and present significant operational challenges for us. Some business initiatives that we are currently developing or executing against include a new general ledger platform, our environmental, social and governance initiatives, enhancements and efficiencies to our operational processes, and enhancements to our existing and development of new information technology and other systems. For example, for the past several years we have been transitioning our core information technology systems to third-party cloud-based platforms. If completing this initiative is delayed or we fail to complete it in a well-managed, secure and effective manner, we may experience unplanned service disruption or unforeseen costs, which could result in material harm to our business and results of operations. In addition, FHFA as our conservator is requiring that we undertake a number of initiatives, including those set forth in their 2022 scorecard. While implementation of each individual initiative creates operational challenges, implementing multiple initiatives during the same time period significantly increases these challenges. Due to the operational complexity associated with these changes and the limited time periods for implementing them, we believe there is a risk that implementing these changes could result in one or more material weaknesses in our internal control over financial reporting in a future period. If this were to occur, we could experience material errors in our reported financial results. In addition, FHFA, Treasury, other agencies of the U.S. government or Congress may require us to implement additional initiatives in the future that could further increase our operational risk.

Fannie Mae 2021 Form 10-K	47

Risk Factors | Operational Risk
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

Fannie Mae 2021 Form 10-K	48

Risk Factors | Liquidity and Funding Risk
debt markets, particularly for long-term debt. We believe that our ability in recent years to issue debt of varying maturities at attractive pricing resulted from federal government support of our business. As a result, we believe that our status as a government-sponsored enterprise and continued federal government support are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business, our debt securities or our status as a government-sponsored enterprise, including changes arising in connection with efforts to end our conservatorship, could materially and adversely affect our ability to fund our business. There can be no assurance that the government will continue to support our business or our debt securities, or that our current level of access to debt funding will continue. If our senior preferred stock purchase agreement with Treasury is amended in the future to reduce its support for our debt securities issued after such amendment, it could materially increase our borrowing costs or materially adversely affect our access to the debt capital markets.
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
We are subject to interest-rate risk, which is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings. Our exposure to interest-rate risk primarily arises from two sources: our “net portfolio,” which we define as our retained mortgage portfolio assets, other investments portfolio, outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and other investments portfolio, mortgage commitments and risk management derivatives; and our consolidated MBS trusts. We describe these risks in more detail in “MD&A—Risk Management—Market Risk Management, Including Interest-Rate Risk Management.” Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans, which could have a material adverse effect on our financial results and condition, as well as our liquidity.

Fannie Mae 2021 Form 10-K	49

Risk Factors | Market and Industry Risk
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
We have experienced significant fair value losses in some periods due to changes in interest rates. Although we implemented hedge accounting in 2021 to reduce the impact of benchmark interest-rate volatility on our financial results, earnings variability driven by other factors, such as spreads or changes in amortization recognized in net interest income, remains. We describe how changes in amortization affect net interest income in “MD&A—Consolidated Results of Operations—Net Interest Income.” In addition, our ability to effectively reduce earnings volatility is dependent on having the right mix and volume of interest-rate swaps available. As our portfolio of interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well.
Changes in interest rates also can affect our credit losses. When interest rates increase, our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Similarly, many borrowers may have additional debt obligations, such as home equity lines of credit and second liens, that also have adjustable payment terms. If a borrower’s payment on his or her other debt obligations increases due to rising interest rates or a change in amortization, it increases the risk that the borrower may default on a loan we own or guarantee. In addition to increasing the risk of future borrower defaults, rising interest rates reduce expected future loan prepayments, which lengthens the expected life of our loans and therefore increases our loss reserves related to any concessions we may have provided on those loans.
Changes in spreads could materially impact our results of operations, net worth and the fair value of our net assets.
Spread risk can result from changes in the spread between our mortgage assets, including mortgage purchase and sale commitments, and the debt and derivatives we use to hedge our position, as well as the current market spreads of our Connecticut Avenue Securities® (“CAS”) deals issued prior to 2016, which are subject to fair value accounting. Changes in market conditions, including changes in interest rates, liquidity, prepayment and default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in spreads. Changes in mortgage spreads have contributed to significant volatility in our financial results in certain periods, due to fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings, and this could occur again in a future period. Changes in mortgage spreads could cause significant fair value losses, and could adversely affect our near-term financial results and net worth. We do not actively manage or hedge our spread risk after we purchase mortgage assets, other than through asset monitoring and disposition.
Uncertainty relating to the discontinuance of LIBOR may adversely affect our results of operations, financial condition, liquidity and net worth.
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustain LIBOR to submit rate quotations after 2021. ICE Benchmark Administration, the administrator of LIBOR, ceased publication of one-week and two-month U.S. dollar LIBOR after December 2021, and has stated its intention to cease publication of overnight, one-month, three-month, six-month and one-year U.S. dollar LIBOR tenors after June 2023. We have exposure to one-month, three-month, six-month and one-year LIBOR, including in financial instruments that mature after June 2023.
Efforts are underway to identify and transition to a set of alternative reference rates. As described in “Business—Legislation and Regulation—Industry and General Matters—Transition from LIBOR and Alternative Reference Rates,” the ARRC has recommended an alternative reference rate referred to as SOFR. However, SOFR is calculated based on different criteria than LIBOR. Accordingly, SOFR and LIBOR may diverge, particularly in times of macroeconomic stress. Since the initial publication of SOFR in 2018, daily changes in SOFR have at times been more volatile than daily changes in comparable benchmark or market rates, and SOFR may be subject to direct influence by activities of the Federal Reserve and the Federal Reserve Bank of New York in ways that other rates may not be. For example, at the direction of the Federal Reserve, the Federal Reserve Bank of New York conducted overnight and term repurchase agreement (“repo”) operations to help maintain the federal funds rate within a target range starting in September 2019. Those activities lasted for an extended period of months and directly impacted prevailing SOFR rates.

Fannie Mae 2021 Form 10-K	50

Risk Factors | Market and Industry Risk
While many of our LIBOR-indexed financial instruments allow us to take discretionary action to select an alternative reference rate if LIBOR is discontinued, our use of an alternative reference rate may be subject to legal challenges. There is considerable uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments. This uncertainty could result in disputes and litigation with counterparties and borrowers surrounding the implementation of alternative reference rates in our financial instruments that reference LIBOR. Financial instruments indexed to LIBOR could experience disparate outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and other factors. There can be no assurance that legislative or regulatory actions will dictate what happens if LIBOR ceases or is no longer representative or viable, or what those actions might be. In addition, while the ARRC was created to ensure a successful transition from LIBOR, there can be no assurance that the ARRC will endorse practices that create a smooth transition and minimize value transfers between market participants, or that its endorsed practices will be broadly adopted by market participants. Divergent industry or market participant actions could result after LIBOR is no longer available, representative, or viable. It is uncertain what effect any divergent industry practices will have on the performance of financial instruments, including those that we own or have issued. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments. The discontinuance of LIBOR could result in our paying higher interest rates on our current LIBOR-indexed obligations, adversely affect the yield on and fair value of the loans and securities we hold or guarantee that reference LIBOR, and increase the costs of or affect our ability to effectively use derivative instruments to manage interest-rate risk.
These developments could have a material impact on us, adjustable-rate mortgage borrowers, investors, and our lenders and counterparties. This could result in losses, reputational damage, litigation or costs, or otherwise adversely affect our business.
Our business and financial results are affected by general economic conditions, including home prices and employment trends, and changes in economic conditions or financial markets may materially adversely affect our business and financial condition.
In general, a prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Our business is significantly affected by the status of the U.S. economy, including home prices and employment trends, as well as economic output levels, interest and inflation rates, and shifts in fiscal and monetary policies. For example, in December 2021 the Federal Reserve announced it would begin to significantly reduce its bond and mortgage-backed securities purchases in response to inflation concerns. We also expect interest rates on Treasury securities to increase in 2022 in anticipation of further inflation or a shift in monetary policy. The market impact from such policies may create upward pressure on mortgage interest rates likely leading to a slowdown in housing demand, deceleration in the pace of home price appreciation and a reduction in demand for mortgage-backed securities, which could adversely affect our business and financial condition.
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
Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. A decline in mortgage debt outstanding reduces the unpaid principal balance of mortgage loans available for us to acquire, which in turn could reduce our net interest income and adversely affect our financial results. Various factors may impact our business volume, including:
•Rising interest rates, which generally result in fewer mortgage originations, particularly for refinances, as we have seen in the second half of 2021.

Fannie Mae 2021 Form 10-K	51

Risk Factors | Market and Industry Risk
•Lower home prices and multifamily property valuations, which could preclude some borrowers from being able to refinance their loans.
Legal and Regulatory Risk
Regulatory changes in the financial services industry may negatively impact our business.
Changes in the regulation of the financial services industry are affecting and are expected to continue to affect many aspects of our business. Changes to financial regulations could affect our business directly or indirectly if they affect our lenders and counterparties. Examples of regulatory changes that have affected us or may affect us in the future include: rules requiring the clearing of certain derivatives transactions and margin and capital rules for uncleared derivative trades, which impose additional costs on us; and the Dodd-Frank Act risk retention and single-counterparty credit limit requirements.
Additional changes in regulations applicable to U.S. banks could affect the volume and characteristics of mortgage loans available in the market and could also affect demand for our debt securities and MBS, as U.S. banks purchase a large amount of our debt securities and MBS. New or revised liquidity or capital requirements applicable to U.S. banks could materially affect banks’ willingness to deliver loans to us and demand by those banks for our debt securities and MBS. Developments in connection with the single-counterparty credit limit regulations, including those taken in anticipation of our eventual exit from conservatorship, could also cause our lenders and investors to change their business practices.
The actions of Treasury, the Commodity Futures Trading Commission, the CFPB, the SEC, the Federal Deposit Insurance Corporation, the Federal Reserve and international central banking authorities directly or indirectly impact financial institutions’ cost of funds for lending, capital-raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.
Overall, these legislative and regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
Legislative, regulatory or judicial actions could negatively impact our business, results of operations, financial condition or net worth.
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition, liquidity or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources. For example, the enterprise regulatory capital framework, when it is fully applicable, will require us to hold more capital than the statutory requirement, which may require us to change or limit certain business activities to maintain appropriate risk-adjusted returns. We could also be affected by:
•Actions taken by the U.S. Congress, Treasury, the Federal Reserve, FHFA or other national, state or local government agencies or legislatures in response to the continued spread of COVID-19 and its variants, such as expanding or extending our obligations to help borrowers, renters or counterparties affected by the pandemic or imposing new business shut-downs or other restrictions.
•Legislative or regulatory changes that expand our, or our servicers’, responsibility and liability for securing, maintaining or otherwise overseeing properties prior to foreclosure, which could increase our costs.
•Court decisions concluding that we or our affiliates are governmental actors, which could impose additional burdens and requirements on us.
•Designation as a systemically important financial institution by the Financial Stability Oversight Council (the “FSOC”). We have not been designated as a systemically important financial institution; however, the FSOC announced in 2020 that it will continue to monitor the secondary mortgage market activities of the GSEs to ensure potential risks to financial stability are adequately addressed. Designation as a systemically important financial institution would result in our becoming subject to additional regulation and oversight by the Federal Reserve Board.
•Other agencies of the U.S. government or Congress asking us to take actions to support the housing and mortgage markets or in support of other goals. For example, in December 2011, Congress enacted the TCCA under which we increased our guaranty fee on all single-family mortgages delivered to us by 10 basis points. The revenue generated by this fee increase is paid to Treasury. In November 2021, the Infrastructure Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family residential mortgages delivered to us and pay the associated revenue to Treasury.

Fannie Mae 2021 Form 10-K	52

Risk Factors | General Risk
General Risk
The COVID-19 pandemic may continue to adversely affect our business and financial results.
The COVID-19 pandemic had a significant adverse effect on the U.S. economy, particularly in the second quarter of 2020. Although certain economic conditions in the United States improved in 2021, the pandemic continues to evolve, as recently experienced with the rapid spread of the Omicron variant, and risks to the U.S. economy from the COVID-19 pandemic remain that could negatively affect our business and financial results. The emergence of other new, more infectious variants of the coronavirus, potential waning of vaccine effectiveness over time and lower vaccination rates in certain areas of the country could lead to new shut-downs or other business restrictions or constraints in various locales and reductions in business activity. If this occurs and negatively affects the economic recovery, it could impact the ability of borrowers and renters to make their monthly payments, which could negatively affect our business and financial results.
Factors that may impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration of the pandemic, the prevalence and severity of future outbreaks; the actions taken to contain the virus, or treat its impact, including government actions to mitigate the economic impact of the pandemic and COVID-19 vaccination rates; the effectiveness and availability of COVID-19 vaccines over time; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; future economic and operating conditions, including interruptions to economic recovery from outbreaks or increases in COVID-19 cases or severity; and how quickly and to what extent affected borrowers, renters and counterparties recover from the negative economic impact of the pandemic. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in these risk factors.
Our business and financial results could be materially adversely affected by legal or regulatory proceedings.
We are a party to various claims and other legal proceedings. We are periodically involved in government investigations. We may be required to establish accruals and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations or proceedings, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Any legal proceeding or governmental investigation, even if resolved in our favor, could result in negative publicity, reputational harm or cause us to incur significant legal and other expenses. In addition, responding to these matters could divert significant internal resources away from managing our business.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition, results of operations and cash flows. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. In addition, FHFA provides guidance that affects our adoption or implementation of financial accounting or reporting standards. These changes can be difficult to predict and expensive to implement, and can materially impact how we record and report our financial condition, results of operations and cash flows. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior-period financial statements by material amounts. The implementation of new or revised accounting guidance, could have a material adverse effect on our financial results or net worth.
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

Fannie Mae 2021 Form 10-K	53

Risk Factors | General Risk
We have identified our allowance for loan losses accounting policy as critical to the presentation of our financial condition and results of operations. This policy is described in “MD&A—Critical Accounting Estimates.” We believe this policy is critical because it requires management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.
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
Many of our accounting methods involve substantial use of models, which are inherently imperfect predictors of actual results because they are based on assumptions, including about future events. For example, we determine expected lifetime losses on loans and other financial instruments subject to the CECL standard using models. Our actual results could differ significantly from those generated by our models. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, perhaps significantly.
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
Amendments to our senior preferred stock purchase agreement made pursuant to the January 2021 letter agreement provide that we may take certain actions without Treasury’s prior written consent only when all currently pending significant litigation relating to the conservatorship and to the August 2012 amendments to the agreement has been resolved. For more information, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements.” The cases that remain pending or were terminated after September 30, 2021 are as follows:
District of Columbia. Fannie Mae is a defendant in two cases pending in the U.S. District Court for the District of Columbia, including a consolidated class action. In both cases, Fannie Mae and Freddie Mac stockholders filed amended complaints on November 1, 2017 against us, FHFA as our conservator and Freddie Mac. On September 28,

Fannie Mae 2021 Form 10-K	54

Legal Proceedings
2018, the court dismissed all of the plaintiffs’ claims in these cases, except for their claims for breach of an implied covenant of good faith and fair dealing. Both cases, and a third case that was voluntarily dismissed on November 18, 2021, are described in “Note 16, Commitments and Contingencies.”
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
Item 4.  Mine Safety Disclosures
None.

Fannie Mae 2021 Form 10-K	55

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.” Over-the-counter market quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., and its address is P.O. Box 505000, Louisville, KY 40233-5000 or, for overnight correspondence, 462 South 4th Street, Suite 1600, Louisville, KY 40202.
Holders
As of February 1, 2022, we had approximately 8,000 registered holders of record of our common stock. In addition, as of February 1, 2022, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Equity Compensation Plan Information
As of December 31, 2021, we had no outstanding options, warrants or rights under any equity compensation plan. Although we have a legacy equity compensation plan that was previously approved by shareholders, our 1985 Employee Stock Purchase Plan, we do not anticipate issuing additional shares under that plan. Moreover, we are prohibited from issuing any stock or other equity securities as compensation without the approval of FHFA and the prior written consent of Treasury under the senior preferred stock purchase agreement, except under limited circumstances.
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
During the quarter ended December 31, 2021, we did not sell any equity securities.
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
Because the securities we issue are exempted securities under the Securities Act of 1933, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, in accordance with a “no-action” letter we received from the SEC staff in 2004, we report our incurrence of these types of obligations in offering circulars or prospectuses (or supplements thereto) that we post on our website within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC. To the extent we incur a material financial obligation that is not disclosed in this manner, we would file a Form 8-K if required to do so under applicable Form 8-K requirements.
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

Fannie Mae 2021 Form 10-K	56

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2021.
Item 6.  [Reserved]

Fannie Mae 2021 Form 10-K	57

MD&A | Key Market Economic Indicators
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A together with our consolidated financial statements as of December 31, 2021 and the accompanying notes. This MD&A does not discuss 2019 performance or a comparison of 2019 versus 2020 performance for select areas where we have determined the omitted information is not necessary to understand our current-period financial condition, changes in our financial condition, or our results. The omitted information may be found in our 2020 Form 10-K, filed with the SEC on February 12, 2021, in MD&A sections titled “Consolidated Results of Operations,” “Single-Family Business,” “Multifamily Business,” and “Liquidity and Capital Management.”
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
Selected Benchmark Interest Rates

4.55%
3.99%
3.74%
3.11%
3.50%
3.00%
3.00%
2.81%
2.71%
2.67%
2.41%
2.71%
2.68%
2.07%
1.92%
2.40%
1.91%
1.58%
1.69%
1.34%
1.90%
1.55%
0.93%
1.51%
0.91%
0.24%
0.21%
0.07%
0.05%
—%
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
30-year FRM rate¹
30-year Fannie Mae MBS par coupon rate²
10-year Treasury rate²
10-year swap rate²
3-month London Inter-Bank Offered Rate (LIBOR)²
Secured Overnight Financing Rate (SOFR)³

(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac's Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York. SOFR began in April 2018.
How Interest Rates Can Affect Our Financial Results
•Net interest income. In a rising interest-rate environment, our mortgage loans tend to prepay more slowly. We amortize various cost basis adjustments over the life of the mortgage loan, including those relating to loan-level price adjustments we receive as upfront fees at the time we acquire single-family loans. As a result, any

Fannie Mae 2021 Form 10-K	58

MD&A | Key Market Economic Indicators
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

Fannie Mae 2021 Form 10-K	59

MD&A | Key Market Economic Indicators
balances than the existing loan. Replacing existing loans with newly acquired cash-out refinances can affect the growth and size of our book.
•Home price growth in 2021 was 19.0% on a national basis, the highest annual home price growth rate in the history of the Fannie Mae national home price index, driven by continued low interest rates and low levels of housing supply relative to the level of demand. Cumulative home price growth for the two-year period ended December 31, 2021 was 31.4%, also the highest in the history of the Fannie Mae national home price index. This record home price growth has been a key driver in the growth of our guaranty book of business over that period.
•The pace of rapid home price growth that we have experienced over the last year is not expected to continue. We expect home price growth to moderate to an annual growth rate of 8.2% in 2022, with slower growth expected thereafter driven by interest-rate increases, inflation and reduced affordability, especially for low- and moderate-income borrowers. As home price growth slows, we expect the amount of positive benefit, if any, to our credit-related income (expense) to moderate as well. Inflation and reduced affordability may present challenges as we pursue our mission to facilitate equitable and sustainable access to homeownership and quality affordable rental housing.
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
•Growth of household formation stimulates homebuilding. Homebuilding has typically been a cyclical leader, weakening prior to a slowdown in U.S. economic activity and accelerating prior to a recovery, which contributes to the growth of GDP and employment. However, the housing sector’s performance may vary from its historical precedent due to the many uncertainties surrounding future economic or housing policy as well as the continued impact of the COVID-19 pandemic, supply chain disruptions, and labor shortages on the economy, and the housing market.
•With regard to housing construction, a decline in housing starts results in fewer new homes being available for purchase and potentially a lower volume of mortgage originations. Construction activity can also affect credit

Fannie Mae 2021 Form 10-K	60

MD&A | Key Market Economic Indicators
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
•We expect a continued lack of inventory for both new and existing homes will likely continue to constrain sales into 2022. However, due to the current strength in housing demand and low supply of homes for sale, we expect single-family housing starts to be higher in 2022 than in 2021, though the pace of new construction continues to be affected by supply chain disruptions and labor shortages. Despite the constraints on home sales and new construction, we continue to expect housing activity to remain solid into 2022.
GDP, Unemployment Rate and Personal Consumption

3.8%
3.6%
3.5%
3.6%
4.4%
11.0%
7.9%
6.7%
6.0%
5.9%
4.7%
3.9%
0.6%
2.4%
3.6%
3.2%
3.2%
2.8%
1.7%
1.9%
(6.9)%
(5.1)%
(33.4)%
(31.2)%
41.4%
33.8%
3.4%
4.5%
11.4%
6.3%
12.0%
6.7%
2.0%
2.3%
3.3%
6.9%
1Q19
2Q19
3Q19
4Q19
1Q20
2Q20
3Q20
4Q20
1Q21
2Q21
3Q21
4Q21
U.S. personal consumption, annualized percentage change[1]
Growth in GDP, annualized percentage change[1]
U.S. unemployment rate, as of period end[2]

(1)Real GDP growth (decline) and personal consumption growth (decline) are based on the quarterly series calculated by the Bureau of Economic Analysis and are subject to revision.
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

Fannie Mae 2021 Form 10-K	61

MD&A | Key Market Economic Indicators
delinquencies to rise. Home sales and mortgage originations also typically fall in a slowing economy.
•The economic recovery from the impact of the COVID-19 pandemic continued its momentum through 2021, with GDP pushing above its pre-pandemic level by mid-2021 as consumer spending and travel rebounded. The pace and strength of economic expansion remains uncertain and will depend on a number of factors, including the continuance of supply chain disruptions and related inflationary pressures, recovery of economic activity outside the U.S., current labor market shortages, the impact of the emergence of new, more infectious variants of the coronavirus and COVID-19 vaccination rates.
See “Risk Factors—Market and Industry Risk” for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.
Consolidated Results of Operations

This section discusses our consolidated results of operations and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Results of Operations
	For the Year Ended December 31,			Variance
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(Dollars in millions)
Net interest income(1)	$29,587	$24,866	$21,293	$4,721	$3,573
Fee and other income	361	462	566	(101)	(104)
Net revenues	29,948	25,328	21,859	4,620	3,469
Investment gains, net	1,352	907	1,770	445	(863)
Fair value gains (losses), net(1)	155	(2,501)	(2,214)	2,656	(287)
Administrative expenses	(3,065)	(3,068)	(3,023)	3	(45)
Credit-related income (expense):
Benefit (provision) for credit losses	5,130	(678)	4,011	5,808	(4,689)
Foreclosed property expense	(33)	(177)	(515)	144	338
Total credit-related income (expense)	5,097	(855)	3,496	5,952	(4,351)
TCCA fees	(3,071)	(2,673)	(2,432)	(398)	(241)
Credit enhancement expense(2)	(1,051)	(1,361)	(1,134)	310	(227)
Change in expected credit enhancement recoveries(3)	(194)	233	—	(427)	233
Other expenses, net(4)	(1,222)	(1,131)	(745)	(91)	(386)
Income before federal income taxes	27,949	14,879	17,577	13,070	(2,698)
Provision for federal income taxes	(5,773)	(3,074)	(3,417)	(2,699)	343
Net income	$22,176	$11,805	$14,160	$10,371	$(2,355)
Total comprehensive income	$22,098	$11,790	$13,969	$10,308	$(2,179)
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
(2)Prior to 2020, Credit enhancement expense was included in Other expenses, net. Consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and CIRT programs, enterprise-paid mortgage insurance (“EPMI”) and certain lender risk-sharing programs. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
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

Fannie Mae 2021 Form 10-K	62

MD&A | Consolidated Results of Operations
net portfolio is primarily driven by changes in the fair value of risk management derivatives, mortgage commitments, and certain assets, primarily securities, that are carried at fair value. The exposure related to our consolidated MBS trusts relates to changes in our credit loss reserves and to the amortization of cost basis adjustments resulting from changes in interest rates.
To help address volatility in earnings attributable to interest-rate fluctuations in our net portfolio, we began applying fair value hedge accounting in January 2021 to reduce the current-period impact on our earnings related to changes in interest rates, particularly LIBOR and SOFR. Hedge accounting aligns the timing of when we recognize fair value changes in hedged items attributable to these benchmark interest-rate movements with fair value changes in the hedging instrument.
Under our hedge accounting program, we establish fair value hedging relationships between risk management derivatives, specifically interest-rate swaps, and qualifying portfolios of mortgage loans or funding debt. For hedging relationships that are highly effective, we recognize changes in the fair value of the hedged mortgage loans or funding debt attributable to movements in the benchmark interest rate in net interest income. We then offset that impact with the changes in fair value of the designated interest-rate swap. This has the effect of deferring the recognition of gains and losses on the hedging instrument to future periods by recognizing the offsetting gain or loss on the hedged item as a cost basis adjustment on the underlying loans or funding debt at the end of the hedge term. The cost basis adjustment is then subsequently amortized back into earnings. Accordingly, for the year ended December 31, 2021, we deferred $1.5 billion in net fair value losses on our hedged loans and funding debt as cost basis adjustments that will be amortized through “Net interest income” over the contractual life of the respective hedged items.
The impact on “Net interest income” and “Fair value gains (losses), net” of the application of hedge accounting is presented below in the “Net Interest Income” section in the “Components of Net Interest Income” table and the “Fair Value Gains (Losses), Net” section in the “Impact of Hedge Accounting on Fair Value Gains (Losses), Net” table.
Although hedge accounting reduces earnings volatility related to benchmark interest-rate movements in any given period, it does not impact the amount of interest-rate-driven gains or losses we will ultimately recognize through earnings.
While we expect the earnings volatility related to benchmark interest-rate movements to continue to be reduced as a result of our adoption of hedge accounting, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in “Net interest income,” remains. In addition, our ability to effectively reduce earnings volatility is dependent on having the right mix and volume of interest-rate swaps available. As our portfolio of interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well.
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
Guaranty fees consist of two primary components:
•base guaranty fees that we receive over the life of the loan; and
•upfront fees that we receive at the time of loan acquisition primarily related to single-family loan-level price adjustments and other fees we receive from lenders, which are amortized into net interest income as cost basis adjustments over the contractual life of the loan. We refer to this as amortization income.
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

Fannie Mae 2021 Form 10-K	63

MD&A | Consolidated Results of Operations
Since January 2021, we have recognized fair value changes attributable to movements in benchmark interest rates for mortgage loans and funding debt, and for related interest-rate swaps in hedging relationships, as a component of net interest income, including the amortization of hedge-related basis adjustments on mortgage loans or funding debt and any related interest accrual on the swaps. The income or expense associated with this activity is presented in the “Income from hedge accounting” line item in the table below.
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios.

Components of Net Interest Income
	For the Year Ended December 31,			Variance
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$14,159	$11,157	$9,711	$3,002	$1,446
Base guaranty fee income related to TCCA(2)	3,071	2,673	2,432	398	241
Net amortization income(3)	11,243	9,121	5,866	2,122	3,255
Total net interest income from guaranty book of business	28,473	22,951	18,009	5,522	4,942
Net interest income from portfolios(4)	941	1,915	3,284	(974)	(1,369)
Income from hedge accounting(5)	173	—	—	173	—
Total net interest income	$29,587	$24,866	$21,293	$4,721	$3,573

Income from hedge accounting included in net interest income:
Fair value losses on designated risk management derivatives in fair value hedges(5)	$(1,453)	$—	$—	$(1,453)	$—
Fair value gains on hedged mortgage loans held for investment and debt of Fannie Mae(6)	1,510	—	—	1,510	—
Contractual interest income accruals related to interest-rate swaps designated as hedging instruments(5)	211	—	—	211	—
Discontinued hedge-related basis adjustment amortization	(95)	—	—	(95)	—
Total income from hedge accounting in net interest income	$173	$—	$—	$173	$—
(1)Excludes revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA which is remitted to Treasury and not retained by us.
(2)Represents revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(3)Net amortization income refers to the amortization of premiums and discounts on mortgage loans and debt of consolidated trusts. These cost basis adjustments represent the difference between the initial fair value and the carrying value of these instruments as well as upfront fees we receive at the time of loan acquisition. It does not include the amortization of cost basis adjustments resulting from hedge accounting, which is included in income from hedge accounting.
(4)Includes interest income from assets held in our retained mortgage portfolio and our other investments portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our outstanding Connecticut Avenue Securities debt.
(5)Prior to the adoption of hedge accounting in 2021, the corresponding activity was included in “Fair value gains (losses), net.” Upon application of hedge accounting in January 2021, these items are presented in “Net interest income.”
(6)Amounts are recorded as cost basis adjustments on the hedged loans or debt and amortized over the hedged item’s remaining contractual life beginning at the termination of the hedging relationship. See “Note 8, Derivative Instruments” for additional information on the effect of our fair value hedge accounting program and related disclosures.
Net interest income increased in 2021 compared with 2020 and in 2020 compared with 2019, driven by higher base guaranty fee income and higher net amortization income, partially offset by lower income from portfolios.
•Higher base guaranty fee income. An increase in the size of our single-family and multifamily guaranty book of business combined with higher average base guaranty fees on loans that now comprise a larger portion of our book contributed to the increases in base guaranty fee income in 2021 and 2020.
For single-family, higher base guaranty fee income was primarily due to the increase in the size of our guaranty book of business, driven by record home price appreciation in 2020 and 2021 having led to higher average loan balances. In addition, our average charged fees increased as a result of better pricing in the low-interest rate environment.

Fannie Mae 2021 Form 10-K	64

MD&A | Consolidated Results of Operations
For multifamily, higher base guaranty fee income in 2021 compared with 2020 was similarly the result of an increase in our multifamily guaranty book of business combined with an increase in average charged guaranty fees. In addition, we realized higher multifamily yield maintenance revenue related to the prepayment of multifamily loans in 2021 compared with 2020.
•Higher net amortization income. Throughout all of 2021 and much of 2020 we were in a low interest rate environment, which led to significant prepayment volumes as loans refinanced, resulting in nearly two-thirds of our single-family book of business being originated since the beginning of 2020. As loans refinance, we accelerate the amortization of cost basis adjustments on the mortgage loans and any related debt of consolidated trusts, resulting in elevated amortization income for the periods.
Amortization income was greater in 2021 than in 2020 primarily because the loans that prepaid in 2021, and the related debt of consolidated trusts that liquidated, had a greater amount of net unamortized deferred income associated with them. Generally, the loans that prepaid in 2021 had been outstanding for less time than those that prepaid in 2020, and a greater portion of loans that prepaid in 2021 were issued in a low-interest-rate environment, which resulted in a greater amount of net deferred income associated with them.
•Lower income from portfolios. Lower income from portfolios in 2021 was primarily due to the reduced average balance and lower yields on our retained mortgage portfolio, combined with lower yields on assets in our other investments portfolio as a result of the low interest rate environment. This reduction in income was partially offset by a decrease in interest expense on our funding debt due to a decrease in average borrowing costs, primarily as a result of lower average interest rates on our long-term debt.
The decrease in the average balance of our retained mortgage portfolio for 2021 compared with 2020 was primarily due to a decrease in our lender liquidity portfolio, which was driven by lower acquisitions through our whole loan conduit in the second half of 2021 as mortgage refinance activity slowed. In addition, sales of reperforming and nonperforming mortgage loans drove a decrease in our loss mitigation portfolio. See “Retained Mortgage Portfolio” for additional information about our lender liquidity and loss mitigation portfolios.
Nearly two-thirds of our single-family guaranty book of business has been originated since the beginning of 2020, as borrowers took advantage of the historically low rate environment. However, refinancing activity began to taper, particularly in the second half of 2021. We expect refinancing activity to be significantly lower in 2022 compared to 2021 levels as fewer borrowers may benefit from refinancing. Slower turnover in our book of business will likely result in lower amortization income as the average life of our outstanding book of business may extend. In addition, a slower turnover rate would limit the impact that changes in our guaranty fees have on our future revenues because any changes would take longer to meaningfully impact the average charged guaranty fee on our total book of business.
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest for up to six months of delinquency provided that the loans were either current at March 1, 2020 or originated after March 1, 2020. We continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured. This resulted in a large portion of delinquent loans, including those in a forbearance arrangement, remaining on accrual status as of December 31, 2021 and December 31, 2020. See “Note 3, Mortgage Loans” for more information about our nonaccrual accounting policy and “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for details about loans in forbearance, as well as on-balance sheet loans past due 90 days or more and continuing to accrue interest.

Fannie Mae 2021 Form 10-K	65

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

Analysis of Net Interest Income and Yield(1)
	For the Year Ended December 31,
	2021			2020			2019
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$89,603	$2,953	3.30%	$114,132	$3,917	3.43%	$116,350	$4,959	4.26%
Mortgage loans of consolidated trusts	3,746,113	95,977	2.56	3,369,573	102,399	3.04	3,181,505	112,415	3.53
Total mortgage loans(2)	3,835,716	98,930	2.58	3,483,705	106,316	3.05	3,297,855	117,374	3.56
Mortgage-related securities	6,397	142	2.22	9,793	327	3.34	10,115	421	4.16
Non-mortgage-related securities(3)	162,305	440	0.27	123,218	645	0.51	61,332	1,381	2.22
Securities purchased under agreements to resell or similar arrangements	46,165	21	0.04	41,807	146	0.34	35,891	843	2.32
Advances to lenders	9,086	142	1.54	8,551	135	1.55	5,410	163	2.97
Total interest-earning assets	$4,059,669	99,675	2.46%	$3,667,074	107,569	2.93%	$3,410,603	120,182	3.52%
Interest-bearing liabilities:
Short-term funding debt	$5,748	(4)	0.07	$33,068	(182)	0.54	$23,426	(501)	2.11
Long-term funding debt	231,344	(2,707)	1.17	204,832	(3,181)	1.55	164,752	(4,115)	2.50
CAS debt	13,896	(581)	4.18	17,915	(857)	4.78	23,630	(1,433)	6.06
Total debt of Fannie Mae	250,988	(3,292)	1.31	255,815	(4,220)	1.65	211,808	(6,049)	2.86
Debt securities of consolidated trusts held by third parties	3,778,755	(66,796)	1.77	3,403,052	(78,483)	2.31	3,190,070	(92,840)	2.91
Total interest-bearing liabilities	$4,029,743	(70,088)	1.74%	$3,658,867	(82,703)	2.26%	$3,401,878	(98,889)	2.91%
Net interest income/net interest yield		$29,587	0.73%		$24,866	0.68%		$21,293	0.62%
(1)Includes the effects of discounts, premiums and other cost basis adjustments. For the year ended December 31, 2021, includes cost basis adjustments related to hedge accounting.
(2)Average balance includes mortgage loans on nonaccrual status. Interest income from the amortization of loan fees, primarily consisting of upfront cash fees and yield maintenance revenue, was $10.1 billion, $9.3 billion and $5.4 billion for the years ended 2021, 2020, and 2019, respectively.
(3)Consists of cash, cash equivalents and U.S. Treasury securities.

Fannie Mae 2021 Form 10-K	66

MD&A | Consolidated Results of Operations
The table below displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Rate/Volume Analysis of Changes in Net Interest Income
	2021 vs. 2020			2020 vs. 2019
	Total Variance	Variance Due to:(1)		Total Variance	Variance Due to:(1)
		Volume	Rate		Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(964)	$(814)	$(150)	$(1,042)	$(93)	$(949)
Mortgage loans of consolidated trusts	(6,422)	10,696	(17,118)	(10,016)	6,369	(16,385)
Total mortgage loans	(7,386)	9,882	(17,268)	(11,058)	6,276	(17,334)
Mortgage-related securities	(185)	(96)	(89)	(94)	(19)	(75)
Non-mortgage-related securities(2)	(205)	165	(370)	(736)	786	(1,522)
Securities purchased under agreements to resell or similar arrangements	(125)	14	(139)	(697)	120	(817)
Advances to lenders	7	8	(1)	(28)	70	(98)
Total interest income	(7,894)	9,973	(17,867)	(12,613)	7,233	(19,846)
Interest expense:
Short-term funding debt	178	86	92	319	(152)	471
Long-term funding debt	474	(377)	851	934	(852)	1,786
CAS debt	276	177	99	576	307	269
Total debt of Fannie Mae	928	(114)	1,042	1,829	(697)	2,526
Debt securities of consolidated trusts held by third parties	11,687	(8,069)	19,756	14,357	(5,989)	20,346
Total interest expense	12,615	(8,183)	20,798	16,186	(6,686)	22,872
Net interest income	$4,721	$1,790	$2,931	$3,573	$547	$3,026
(1)Combined rate/volume variances are allocated between rate and volume based on the relative size of each variance.
(2)Consists of cash, cash equivalents and U.S. Treasury securities.
Analysis of Deferred Amortization Income
We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. The difference between the initial fair value and the carrying value of these instruments is recorded as a cost basis adjustment, either as a premium or a discount, in our consolidated balance sheets. We amortize these cost basis adjustments over the contractual lives of the loans or debt. On a net basis, for mortgage loans and debt of consolidated trusts, we are in a premium position with respect to debt of consolidated trusts, which represents deferred income we will recognize in our consolidated statements of operations and comprehensive income as amortization income in future periods. The amount of our deferred income decreased in 2021 primarily as a result of refinance activity, which resulted in our recognition of a portion of deferred amortization income during 2021.
Deferred Amortization Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)

Fannie Mae 2021 Form 10-K	67

MD&A | Consolidated Results of Operations
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale (“AFS”) securities, sale of loans, gains and losses recognized on the consolidation and deconsolidation of securities, and lower of cost or fair value adjustments on held for sale (“HFS”) loans. The increase in net investment gains in 2021 compared with 2020 was primarily driven by a significant increase in the volume of sales of single-family HFS loans. Investment gains, net decreased during 2020 compared with 2019 primarily driven by a significant decrease in the volume of sales of single-family HFS loans due to the economic impact of the pandemic, which resulted in a suspension of loan sales for a period of time in 2020.
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
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps	$227	$(261)	$(833)
Net change in fair value during the period	(1,284)	(99)	(199)
Impact of hedge accounting	1,242	—	—
Risk management derivatives fair value gains (losses), net	185	(360)	(1,032)
Mortgage commitment derivatives fair value gains (losses), net	551	(2,654)	(1,043)
Credit enhancement derivatives fair value gains (losses), net	(178)	182	(35)
Total derivatives fair value gains (losses), net	558	(2,832)	(2,110)
Trading securities gains (losses), net	(1,060)	513	322
CAS debt fair value gains (losses), net	(16)	327	145
Other, net(1)	673	(509)	(571)
Fair value gains (losses), net	$155	$(2,501)	$(2,214)
(1)Consists of fair value gains and losses on non-CAS debt and mortgage loans held at fair value.
Impact of Hedge Accounting on Fair Value Gains (Losses), Net
As discussed in “Hedge Accounting Impact,” we implemented our fair value hedge accounting program in January 2021 to reduce the impact of interest-rate volatility on our financial results. Under hedge accounting, fair value gains and losses attributable to changes in certain benchmark interest rates, such as LIBOR or SOFR, for hedged mortgage loans or funding debt may be offset by fair value gains and losses on derivatives that are paired in hedging relationships and recognized in “Net interest income.”
While our hedge accounting program is designed to address the volatility of our financial results associated with changes in fair value due to interest rates, it does not affect fair value gains and losses driven by other factors, such as credit spreads.

Fannie Mae 2021 Form 10-K	68

MD&A | Consolidated Results of Operations
The table below displays the amount of contractual interest accruals and fair value losses related to designated interest-rate swaps in qualifying hedging relationships that are recognized in “Net interest income” rather than “Fair value gains (losses), net” as a result of hedge accounting. Derivatives not in hedging relationships are not affected.

Impact of Hedge Accounting on Fair Value Gains (Losses), Net
	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net contractual interest income accruals related to interest-rate swaps designated as hedging instruments recognized in net interest income	$211	$—	$—
Fair value losses on derivatives designated as hedging instruments recognized in net interest income	(1,453)	—	—
Fair value losses, net recognized in net interest income from hedge accounting	$(1,242)	$—	$—
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
The primary factors that may affect the fair value of our risk management derivatives include the following:
•Changes in interest rates. Our primary derivative instruments are interest-rate swaps, including pay-fixed and receive-fixed interest-rate swaps. Pay-fixed swaps decrease in value and receive-fixed swaps increase in value as swap rates decrease (with the opposite being true when swap rates increase). Because the composition of our pay-fixed and receive-fixed derivatives varies across the yield curve, different yield curve changes (that is, parallel, steepening or flattening) will generate different gains and losses. Changes in the fair value of derivatives in hedging relationships are recorded in “Net interest income.”
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
Additional factors that affect the fair value of our risk management derivatives include implied interest-rate volatility and the time value of purchased or sold options.
We recognized fair value gains on risk management derivatives in 2021, largely the result of fair value hedge accounting treatment offsetting losses on interest-rate swaps. These losses were driven by decreases in the fair value of receive-fixed swaps resulting from increased swap rates during 2021. Accrued contractual interest income on interest-rate swaps also contributed to the fair value gains.
We recognized fair value losses on risk management derivatives in 2020 primarily as a result of net interest expense on interest-rate swaps and a decrease in the fair value of our interest-rate swaps due to losses on pay-fixed interest-rate swaps resulting from decreased swap rates during 2020.
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

Fannie Mae 2021 Form 10-K	69

MD&A | Consolidated Results of Operations
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
We recognized fair value gains on our mortgage commitments in 2021 primarily due to gains on commitments to sell mortgage-related securities driven by decreases in prices during the commitment periods as interest rates increased modestly during 2021. We recognized fair value losses on our mortgage commitments in 2020 primarily due to losses on commitments to sell mortgage-related securities driven by increases in prices during the commitment periods as interest rates declined more sharply during 2020.
Trading Securities Gains, Net
Losses on trading securities in 2021 were primarily driven by increases in interest rates, which resulted in losses on fixed-rate securities held in our other investments portfolio, while gains on trading securities in 2020 were primarily driven by declines in interest rates, which resulted in gains on fixed-rate securities held in portfolio.
CAS Debt Fair Value Gains, Net
Credit risk transfer transactions, including CAS debt issuances, transfer a portion of credit losses on a reference pool of mortgage loans to investors. CAS debt we issued prior to 2016, which transferred single-family credit risk, is reported at fair value as a component of “Debt of Fannie Mae” in our consolidated balance sheets. CAS debt issued subsequent to 2016 is not accounted for in a manner that generates fair value gains and losses. We expect our exposure to fair value gains and losses on CAS debt to continue to decline as the outstanding balance of this debt declines.
We recognized fair value losses on CAS debt reported at fair value in 2021 primarily due to tightened spreads between CAS debt yields and LIBOR. We recognized fair value gains on CAS debt reported at fair value in 2020 primarily due to widened spreads between CAS debt yields and LIBOR.
For further discussion of our single-family credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”
Other, Net
We elect the fair value option for our long-term debt of consolidated trusts that contain embedded derivatives that would otherwise require bifurcation. The fair value of our long-term consolidated trust debt held at fair value is reported as “Debt of consolidated trusts” in our consolidated balance sheets. The changes in the fair value of our long-term consolidated trust debt held at fair value are included in “Other, net” in the table above.
We recognized fair value gains on our long-term debt of consolidated trusts held at fair value in 2021 due to increases in interest rates and we recognized fair value losses on our long-term debt of consolidated trusts held at fair value in 2020 due to declines in interest rates.
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
Our credit-related income or expense and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. As described below, since the onset of the COVID-19 pandemic in early 2020, our credit-related income or expense and our loss reserves have been significantly affected by our estimates of the impact of the pandemic and the pace and strength of the economy’s subsequent recovery, which require significant management judgment. Although we believe the estimates underlying our allowance are reasonable, we may observe future volatility in these estimates as we continue to observe actual loan performance data and update our models and assumptions relating to this unprecedented event. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty.

Fannie Mae 2021 Form 10-K	70

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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Year Ended December 31,
	2021	2020
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$201	$(31)
Redesignation of loans from HFI to HFS	1,233	672
Actual and forecasted home prices	3,026	1,536
Actual and projected interest rates	(639)	1,085
Changes in assumptions regarding COVID-19 forbearance and loan delinquencies(2)	713	(3,021)
Other(3)	64	(314)
Single-family benefit (provision) for credit losses	4,598	(73)
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)	(202)	(234)
Actual and projected interest rates	9	210
Actual and projected economic data(4)	571	—
Estimated impact of the COVID-19 pandemic	119	(648)
Other(3)	33	70
Multifamily benefit (provision) for credit losses	530	(602)
Total benefit (provision) for credit losses	$5,128	$(675)

Change in expected credit enhancement recoveries:(5)
Single-family	$(86)	$89
Multifamily	(123)	137
Change in expected credit enhancement recoveries for active loans	$(209)	$226
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
(3)Includes provision for allowance on accrued interest receivable. For single-family, also includes the impact of changes in assumptions as well as changes in the reserve for guaranty losses that are not separately included in the other components. For multifamily, also includes the impact of model enhancements implemented for 2021.
(4)For the year ended 2020, the impact of actual and projected economic data is grouped with “Estimated impact of the COVID-19 pandemic” as these impacts were driven by the pandemic.
(5)Includes increase (decrease) in expected credit enhancement recoveries only for active loans. Recoveries received after foreclosure, which are included in “Change in expected credit enhancement recoveries” in “Summary of Consolidated Results of Operations,” are not included.

Fannie Mae 2021 Form 10-K	71

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
The primary factors that contributed to our single-family benefit for credit losses in 2021 were:
•Benefit from actual and forecasted home price growth. In 2021, actual home price growth was at record levels. We expect home price growth to moderate in 2022, with slower growth expected thereafter. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price appreciation and our home price forecast. Also see “Critical Accounting Estimates” for more information about our home price forecast.
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
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. During the first half of 2021, management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic that was not represented in historical data or otherwise captured by our credit model. For the second half of 2021, management removed the remaining non-modeled adjustment as the effects of the government’s economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies were much less uncertain. Specifically, the decrease in uncertainty as of December 31, 2021 compared with the end of 2020 was primarily driven by the passage of the American Rescue Plan Act of 2021 and the broad implementation of the COVID-19 vaccination program in the United States, which contributed to a significant increase in business activity and helped support continued economic growth. There has also been a steady decline in the number of borrowers in a COVID-19-related forbearance, lessening expectations of credit losses. Additionally, we believe the array of possible future economic environments included in our credit model, which captures scenarios that may be remote, combined with data consumed over the course of the COVID-19 pandemic, such as forbearance outcomes, have removed the need to continue to supplement modeled results.
The impact of these factors was partially offset by the impact of the following factor, which reduced our single-family benefit for credit losses recognized in 2021:
•Provision for higher actual and projected interest rates. Actual and projected interest rates were higher as of December 31, 2021 compared with December 31, 2020. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans. Lower expected prepayments extend the expected lives of modified loans, which increases the expected impairment relating to term and interest-rate concessions provided on these loans, resulting in a provision for credit losses.
The primary factors that contributed to our single-family provision for credit losses in 2020 were:
•Provision from changes in actual and expected loan delinquencies and change in assumptions regarding COVID-19 forbearance, which included adjustments to modeled results. The economic dislocation caused by the COVID-19 pandemic was a significant driver of credit-related expenses during 2020, with the majority of the impact recognized in the first quarter of 2020. Estimating expected credit losses as a result of the COVID-19 pandemic required significant management judgment regarding a number of matters, including our expectations surrounding the length of time that loans would remain in forbearance and the type and extent of loss mitigation that might be needed when loans exit a COVID-19-related forbearance, political uncertainty and the high degree of uncertainty regarding the future course of the pandemic, including new strains of the virus and its effect on the economy. As a result, we believed the model used to estimate single-family credit losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. Accordingly, management used its judgment to significantly increase the loss projections developed by our credit loss model in the first quarter of 2020. The model consumed data from the initial quarters of the pandemic, including loan delinquencies, and updated credit profile data for loans in forbearance. As more of this data was consumed by our credit loss model throughout the year, we reduced the non-modeled adjustment initially recorded in the first quarter of 2020.
Management continued to apply its judgment and supplement model results as of December 31, 2020, taking into account the continued high degree of uncertainty regarding the future impact of the pandemic and its effect on the economy at that time.

Fannie Mae 2021 Form 10-K	72

MD&A | Consolidated Results of Operations
The impact of these factors was partially offset by the impact of the following factors, which reduced our single-family provision for credit losses recognized in 2020:
•Benefit from actual and expected home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020. However, the negative impact from the first quarter of 2020 was more than offset by a robust increase in actual home price growth through the remainder of 2020 despite the COVID-19 pandemic. In addition, we also expected more moderate home price growth for 2021.
•Benefit from lower actual and projected interest rates. For much of 2020, we continued to be in a historically low interest rate environment, which we expected to continue in 2021. We expected continuing low interest-rates would result in a continuing high level of prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for credit losses.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. In the third quarter of 2020, we resumed sales of reperforming loans after our suspension of new loan sales in the second quarter of 2020. As a result, we redesignated certain reperforming single-family loans from HFI to HFS in the second half of 2020, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a benefit as shown in the table above.
Multifamily Benefit (Provision) for Credit Losses
The primary factors that contributed to our multifamily benefit for credit losses in 2021 were:
•Benefit from actual and projected economic data. In 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan defaults, resulting in a benefit for credit losses.
•Benefit from lower expected credit losses as a result of the COVID-19 pandemic. Similar to our single-family benefit for credit losses described above, for the first half of 2021 management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic. For the second half of 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies were much less uncertain. See “Single-Family Benefit (Provision) for Credit Losses,” above for more information on these factors.
Our multifamily provision for credit losses in 2020 was primarily driven by:
•Provision from actual and projected economic data and estimated impact of the COVID-19 pandemic, which included adjustments to modeled results. Our multifamily provision for credit losses in 2020 was driven by higher expected losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty, driven by elevated unemployment, which we expected would result in a decrease in multifamily property net operating income and property values. In addition, the multifamily provision for credit losses included increased expected credit losses on seniors housing loans, as these properties were disproportionately impacted by the pandemic. Consistent with the single-family discussion above, we believed the model we used to estimate multifamily credit losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. Accordingly, management used its judgment to increase the loss projections developed by our credit loss model. The model consumed data from the initial quarters of the pandemic, but we continued to apply management judgment and supplement model results as of December 31, 2020, taking into account the continued high degree of uncertainty that remained related to the impact of the pandemic.

Fannie Mae 2021 Form 10-K	73

MD&A | Consolidated Results of Operations
The table below provides quantitative analysis of the drivers in 2019 of our single-family benefit for credit losses. The presentation of our components represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard. Many of the drivers that contribute to our benefit for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates. The table does not include our multifamily provision for credit losses as the amounts in 2019 were less than $50 million.

Components of Benefit for Credit Losses
For the Year Ended December 31, 2019
(Dollars in millions)
Single-family benefit for credit losses:
Changes in loan activity(1)	$458
Redesignation of loans from HFI to HFS	1,489
Actual and forecasted home prices	859
Actual and projected interest rates	291
Other(2)	941
Total single-family benefit for credit losses	$4,038
(1)    Primarily consists of changes in the allowance due to loan delinquency, loan liquidations, new TDRs, and the amortization of concessions granted to borrowers.
(2)    Primarily consists of the impact of model and assumption changes and changes in the reserve for guaranty losses that are not separately included in the other components.
The primary factors that contributed to our single-family benefit for credit losses in 2019 were:
•The redesignation of certain reperforming single-family loans from HFI to HFS as we no longer intended to hold them for the foreseeable future or to maturity.
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
TCCA fees increased in 2021 compared with 2020 as our book of business subject to the TCCA continued to grow during the year. FHFA has provided guidance that we are not required to accrue or remit TCCA fees to Treasury with respect to loans backing MBS trusts that have been delinquent for four months or longer. Once payments on such loans resume, we will resume accrual and remittance to Treasury of the associated TCCA fees on the loans. See “Business—Legislation and Regulation—GSE-Focused Matters—Guaranty Fees and Pricing” for further discussion of the TCCA.
Credit Enhancement Expense
Credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRT programs, EPMI, and amortization expense for certain lender risk-sharing programs. For our CAS and CIRT programs, this expense is generally based on the average balance of the covered reference pool. Therefore, the periodic expense at the transaction or security level generally increases or decreases as the covered balance increases or decreases. We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments. Credit enhancement expense has been presented as a separate line item for all periods presented. Prior to 2020, credit enhancement

Fannie Mae 2021 Form 10-K	74

MD&A | Consolidated Results of Operations
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
Federal Income Taxes
We recognized provisions for federal income taxes of $5.8 billion in 2021, $3.1 billion in 2020 and $3.4 billion in 2019. Our provision for federal income taxes increased in 2021 compared with 2020 primarily because of the increase in our pre-tax income. Similarly, our provision for federal income taxes decreased in 2020 compared with 2019 because of the decrease in our pre-tax income. In addition, we recognized a benefit for federal income taxes in 2019 of $205 million as a result of a favorable resolution with the Internal Revenue Service (“IRS”) of an uncertain tax position.
Our effective tax rates were 20.7% in 2021, 20.7% in 2020 and 19.4% in 2019. Our effective tax rates for each of these periods was also impacted by the benefits of our investments in housing projects eligible for low-income housing tax credits. See “Note 9, Income Taxes” for additional information on our income taxes.

Fannie Mae 2021 Form 10-K	75

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Balance Sheets
	As of December 31,
	2021	2020	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and securities purchased under agreements to resell or similar arrangements	$63,191	$66,537	$(3,346)
Restricted cash and cash equivalents	66,183	77,286	(11,103)
Investments in securities	89,043	138,239	(49,196)
Mortgage loans:
Of Fannie Mae	66,127	117,911	(51,784)
Of consolidated trusts	3,907,744	3,546,533	361,211
Allowance for loan losses	(5,629)	(10,552)	4,923
Mortgage loans, net of allowance for loan losses	3,968,242	3,653,892	314,350
Deferred tax assets, net	12,715	12,947	(232)
Other assets	29,792	36,848	(7,056)
Total assets	$4,229,166	$3,985,749	$243,417
Liabilities and equity
Debt:
Of Fannie Mae	$200,892	$289,572	$(88,680)
Of consolidated trusts	3,957,299	3,646,164	311,135
Other liabilities	23,618	24,754	(1,136)
Total liabilities	4,181,809	3,960,490	221,319
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(73,479)	(95,577)	22,098
Total equity	47,357	25,259	22,098
Total liabilities and equity	$4,229,166	$3,985,749	$243,417
Restricted Cash and Cash Equivalents
The decrease in restricted cash and cash equivalents from December 31, 2020 to December 31, 2021 was primarily driven by a decrease in prepayments due to lower refinance volumes for loans of consolidated trusts, resulting in lower cash balances held in trust at period-end. For information on our accounting policy for restricted cash and cash equivalents, see “Note 1, Summary of Significant Accounting Policies.”
Investments in Securities
Investments in securities decreased from December 31, 2020 to December 31, 2021 primarily driven by a decrease in funding debt issuances during the period. With lower funding debt issuances, our other investments portfolio decreased as maturing investments in securities were not replaced. For details on the maturity and weighted-average yield of our AFS securities, please see Note 5, Investments in Securities—Maturity Information.
For further discussion, see “Liquidity and Capital Management—Liquidity Management.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased from December 31, 2020 to December 31, 2021 driven by an increase in mortgage loans due to acquisitions, primarily from continued high refinancing activity, outpacing liquidations and sales.

Fannie Mae 2021 Form 10-K	76

MD&A | Consolidated Balance Sheet Analysis
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Other Assets
The decrease in other assets from December 31, 2020 to December 31, 2021 was primarily driven by a decrease in receivables from servicers, as loan delinquencies have declined, and a decrease in advances to lenders driven by lower loan acquisition volumes through the whole loan conduit. For information on our accounting policy for advances to lenders, see “Note 1, Summary of Significant Accounting Policies.”
Debt
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. Debt of Fannie Mae is the primary means of funding our mortgage purchases. Debt of Fannie Mae also includes CAS debt, which we issued in connection with our transfer of mortgage credit risk.
The decrease in debt of Fannie Mae from December 31, 2020 to December 31, 2021 was primarily due to decreased funding needs. The increase in debt of consolidated trusts from December 31, 2020 to December 31, 2021 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our net equity increased as of December 31, 2021 compared with December 31, 2020 by the amount of our comprehensive income recognized during 2021.
The aggregate liquidation preference of the senior preferred stock increased from $142.2 billion as of December 31, 2020 to $163.7 billion as of December 31, 2021. For more information about how this liquidation preference is determined see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Senior Preferred Stock.”

Fannie Mae 2021 Form 10-K	77

MD&A | Retained Mortgage Portfolio
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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of December 31, 2021 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The decrease in our retained mortgage portfolio as of December 31, 2021 compared with December 31, 2020 was primarily due to a decrease in our lender liquidity portfolio driven by a decline in mortgage refinance activity, leading to lower acquisition volumes through the whole loan conduit. In addition, sales of reperforming and nonperforming mortgage loans drove a decrease in our loss mitigation portfolio.

Fannie Mae 2021 Form 10-K	78

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities” or “Mortgage loans of Fannie Mae” in our Summary of Consolidated Balance Sheets shown above.

Retained Mortgage Portfolio
	As of December 31,
	2021	2020
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$34,509	$34,810
Mortgage loans	16,174	45,895
Total lender liquidity	50,683	80,705
Loss mitigation mortgage loans(2)	37,601	56,315
Other:
Reverse mortgage loans	9,908	12,388
Mortgage loans	3,954	4,881
Reverse mortgage securities(3)	6,146	7,185
Private-label and other securities	363	473
Fannie Mae-wrapped private-label securities	445	521
Mortgage revenue bonds	121	182
Total other	20,937	25,630
Total retained mortgage portfolio	$109,221	$162,650

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$101,518	$154,943
Multifamily mortgage loans and mortgage-related securities	$7,703	$7,707
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans classified as troubled debt restructurings (“TDRs”) that were on accrual status of $14.8 billion and $29.4 billion as of December 31, 2021 and 2020, respectively, and single-family loans on nonaccrual status of $11.0 billion and $19.6 billion as of December 31, 2021 and 2020, respectively. Includes multifamily loans classified as TDRs that were on accrual status of $28 million and $20 million as of December 31, 2021 and 2020, respectively, and multifamily loans on nonaccrual status of $340 million and $536 million as of December 31, 2021 and 2020, respectively.
(3)Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.
The amount of mortgage assets that we may own is capped at $250 billion and will decrease to $225 billion on December 31, 2022 under the terms of our senior preferred stock purchase agreement with Treasury. We are currently managing our business to a $225 billion cap pursuant to instructions from FHFA.
We include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of December 31, 2021, 10% of the notional value of our interest-only securities was $2.0 billion, which is not included in the table above.
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

Fannie Mae 2021 Form 10-K	79

MD&A | Retained Mortgage Portfolio
payments (that is, loans that are 24 months past due) effective January 1, 2021. Despite this change in policy, we currently anticipate that in most cases we will purchase delinquent loans from single-family MBS trusts prior to the 24-month deadline under one of the exceptions to the general policy, which include loans that are permanently modified, loans subject to a short-sale or deed-in-lieu of foreclosure, loans that are paid in full and loans referred to foreclosure.
In support of our loss mitigation strategies, we purchased $10.4 billion of loans from our single-family MBS trusts during 2021, the substantial majority of which were delinquent, compared with $13.5 billion of loans purchased from single-family MBS trusts during 2020. We expect the amount of loans we buy out of trusts will increase in 2022 as loans exiting COVID-19-related forbearance will lead to an increase in the number of delinquencies and loan modifications. The size of our retained mortgage portfolio will be impacted by the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio. These factors are highly uncertain and depend on a number of factors, including the length of time loans remain in forbearance, the extent and duration of foreclosure suspensions, future loan sales and the nature and success of our loss mitigation activities, including payment deferrals and repayment plans, which do not require us to purchase loans out of trust. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” for information on our loans in forbearance.
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
Some Fannie Mae MBS that we issue are backed in whole or in part by Freddie Mac securities. When we resecuritize Freddie Mac securities into Fannie Mae-issued structured securities, such as Supers and REMICs, our guaranty of principal and interest extends to the underlying Freddie Mac securities. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. References to our single-family guaranty book of business exclude Freddie Mac-acquired mortgage loans underlying Freddie Mac securities that we have resecuritized.
Our issuance of structured securities backed in whole or in part by Freddie Mac securities creates additional off-balance sheet exposure. Our guaranty extends to the underlying Freddie Mac security included in the structured security, but we do not have control over the Freddie Mac mortgage loan securitizations. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our consolidated balance sheet, giving rise to off-balance sheet exposure. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. See “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.

Fannie Mae 2021 Form 10-K	80

MD&A | Guaranty Book of Business
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 89% and 90% of our guaranty book of business as of December 31, 2021 and 2020, respectively.

Composition of Fannie Mae Guaranty Book of Business
	As of December 31,
	2021			2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,536,613	$419,463	$3,956,076	$3,305,030	$386,379	$3,691,409
Government guaranty book of business(2)	16,777	718	17,495	20,777	2,268	23,045
Guaranty book of business	3,553,390	420,181	3,973,571	3,325,807	388,647	3,714,454
Freddie Mac securities guaranteed by Fannie Mae(3)	212,259	—	212,259	137,316	—	137,316
Total Fannie Mae guarantees	$3,765,649	$420,181	$4,185,830	$3,463,123	$388,647	$3,851,770
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $177.8 billion and $110.7 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of December 31, 2021 and 2020, respectively; and (ii) $34.5 billion and $26.6 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of December 31, 2021 and 2020, respectively. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements" for more information regarding our maximum exposure to loss on consolidated Fannie Mae MBS and Freddie Mac securities.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2021, we paid $603 million to the funds based on our new business purchases in 2020. For 2021, we recognized an expense of $598 million related to this obligation based on $1.4 trillion in new business purchases during the period. We expect to pay this amount to the funds in 2022. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” for more information regarding this obligation.
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
We conduct business in the U.S. residential mortgage markets and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding was estimated to be approximately $14.1 trillion as of September 30, 2021 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 27% of total U.S. residential mortgage debt outstanding as of September 30, 2021.

Fannie Mae 2021 Form 10-K	81

MD&A | Business Segments
The chart below displays net revenues and net income for each of our business segments. Net revenues consist of net interest income and fee and other income.
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
Single-Family Business

Single-Family Primary Business Activities
Providing Liquidity for Single-Family Mortgage Loans
Working with lenders, our Single-Family business provides liquidity to the mortgage market primarily by acquiring single-family loans from lenders and securitizing those loans into Fannie Mae MBS, which are either delivered to the lenders or sold to investors or dealers. We describe our securitization transactions and the types of Fannie Mae MBS that we issue in “Business—Mortgage Securitizations.” Our Single-Family business also supports liquidity in the mortgage market and the businesses of our lenders through other activities, such as issuing structured Fannie Mae MBS backed by single-family mortgage assets and buying and selling single-family agency mortgage-backed securities.
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

Fannie Mae 2021 Form 10-K	82

MD&A | Single-Family Business
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
We employ a servicer performance management program, called the STAR Program, which provides our largest servicers a transparent framework of key metrics and operational assessments to recognize strong performance and identify areas of weakness. Additionally, performance management staff measure, monitor and manage overall servicer performance by providing loss mitigation workout projections to targeted servicers, discussing performance against projections and tracking action items to improve.
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
•Works to reduce costs of defaulted single-family loans through home retention solutions and foreclosure alternatives, management of foreclosures and our REO inventory, selling nonperforming loans, and pursuing contractual remedies from lenders, servicers and providers of credit enhancements.
•Enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business through our credit risk transfer programs.
See “Single-Family Mortgage Credit Risk Management” below for discussion of our strategies for managing credit risk and credit losses on single-family loans.
Single-Family Lenders and Investors
In support of our mission to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America, we work with lenders that operate within the primary mortgage market where mortgage loans are originated and funds are loaned to borrowers. Our lenders include mortgage banking companies, savings and loan associations, savings banks, commercial banks, credit unions, community banks, private mortgage originators, insurance companies, and state and local housing finance agencies. Lenders originating mortgages in the primary mortgage market often sell them in the secondary mortgage market in the form of whole loans or in the form of mortgage-related securities.

Fannie Mae 2021 Form 10-K	83

MD&A | Single-Family Business
During 2021, approximately 1,200 lenders delivered single-family mortgage loans to us. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2021 and 2020, our top five lenders, in the aggregate, accounted for approximately 31% of our single-family business volume. Rocket Companies, Inc., was the only lender that accounted for 10% or more of our single-family business volume in 2021, representing approximately 13%.
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
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing and eligibility standards, as well as investor demand for UMBS and for our and our competitors’ other mortgage-related securities. Our competitive environment also may be affected by many other factors, including our risk appetite and capital requirements; new or existing legislation or regulations applicable to us, our lenders or our investors; and digital innovation and disruption in our markets. In competing to acquire loans in the secondary market, we focus on understanding what drives our lenders’ execution decisions and identifying how to best deliver value while supporting our mission. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform,” “Business—Legislation and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.
Our competitors for the acquisition of single-family mortgage assets are financial institutions and government agencies that manage residential mortgage credit risk or invest in residential mortgage loans, including Freddie Mac, FHA, the VA, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-guaranteed loans), the FHLBs, U.S. banks and thrifts, securities dealers, insurance companies, pension funds, investment funds and other mortgage investors. Currently, our primary competitors for the issuance of single-family mortgage-related securities are Freddie Mac, Ginnie Mae and private market competitors. Competition for investors and counterparties in our credit risk transfer transactions comes primarily from other issuers of mortgage credit risk transactions, such as Freddie Mac and private mortgage insurers. We also compete for investor funds against other credit-related securitized products, such as private-label residential mortgage-backed securities (“RMBS”), commercial RMBS, and collateralized loan obligations. As noted above, the nature of our primary competitors and the overall levels of competition we face could change as a result of a variety of factors, many of which are outside our control.

Fannie Mae 2021 Form 10-K	84

MD&A | Single-Family Business | Single-Family Mortgage Market
Single-Family Mortgage Market
In the charts below we present macroeconomic factors that affect the single-family mortgage market in which our Single-Family business operates. Home sales and the supply of unsold homes are indicators of the underlying demand for mortgage loans, which impacts our acquisition volumes.

Total Single-Family Home Sales and Months’ Supply of Unsold Homes(1)	Single-Family Mortgage Originations and Mortgage Debt Outstanding(2)
(Home sales units in thousands)	(Dollars in trillions)

Months’ supply of new single-family unsold homes, as of year end	Fannie Mae’s percentage of total single-family mortgage debt outstanding, as of period end

Months’ supply of existing single-family unsold homes, as of year end	Single-family U.S. mortgage debt outstanding, as of period end

Existing home sales	Single-family mortgage loan originations

New home sales

(1)    Total existing home sales data according to National Association of REALTORS®. New single-family home sales data according to the U.S. Census Bureau. Certain previously reported data has been updated to reflect revised historical data from one or both of these organizations.
(2)    2021 information is as of September 30, 2021 and is based on the Federal Reserve’s December 2021 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior-period amounts have been changed to reflect revised historical data from the Federal Reserve.
Additional Information
•The 30-year fixed mortgage rate averaged 3.10% in December of 2021 compared with 2.68% in December of 2020 according to Freddie Mac’s Primary Mortgage Market Survey®.
•We forecast that total originations in the U.S. single-family mortgage market in 2022 will decrease from 2021 levels by approximately 29%, from an estimated $4.45 trillion in 2021 to $3.17 trillion in 2022, and that the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $2.59 trillion in 2021 to $1.14 trillion in 2022.

Fannie Mae 2021 Form 10-K	85

MD&A | Single-Family Business | Single-Family Market Activity

Single-Family Market Activity
Single-Family Mortgage Acquisition Share
The chart below displays our estimated share of single-family mortgage acquisitions in 2021 as compared with that of our primary competitors. Our acquisition share estimate is based on publicly available data regarding the amount of single-family first-lien mortgage loans originated and our competitors’ acquisitions. We exclude our purchase of delinquent loans from our MBS trusts in the calculation of our estimated share.
2021 Single-Family Mortgage Acquisition Share
In addition, the table below shows our estimated share of mortgage acquisitions over a longer time horizon from 2000 through 2021. Our share of total mortgage acquisitions has fluctuated over time and is often impacted by economic cycles. For example, during periods of recession, our acquisition share has historically increased as some other market competitors reduced their acquisitions.
Fannie Mae Single-Family Acquisition Share of Total Market Originations1
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
(2)    Recession periods include any year in which any month in that year is determined to be recessionary by the National Bureau of Economic Research.

Fannie Mae 2021 Form 10-K	86

MD&A | Single-Family Business | Single-Family Market Activity

Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $1.39 trillion in 2021, compared with $1.34 trillion in 2020 and $591.1 billion in 2019. The significant increase in 2020 and 2021 compared with 2019 was driven by very high volumes of refinance activity due to historically low mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in 2021 as compared with that of our primary competitors.
We estimate our share of single-family mortgage-related securities issuances was 41% in 2020 and 37% 2019.
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,483.1 billion as of December 31, 2021, $3,200.9 billion as of December 31, 2020 and $2,951.9 billion as of December 31, 2019.
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

Fannie Mae 2021 Form 10-K	87

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
(2)    Our single-family conventional guaranty book of business primarily consists of single-family conventional mortgage loans underlying Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; or (b) Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized. Our average single-family conventional guaranty book of business is based on quarter-end balances.
Average charged guaranty fee on newly acquired conventional single-family loans is a metric management uses to measure the price we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the average of the base guaranty fees charged during the period for our single-family conventional guaranty arrangements, which we receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments, based on an estimated average life at the time of acquisition. We use loan-level price adjustments, including various upfront risk-based fees, to price for the credit risk we assume in providing our guaranty. FHFA must approve changes to the national loan-level price adjustments we charge and can direct us to make other changes to our single-family guaranty fee pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in 2021 compared with 2020 primarily due to the impact of the adverse market refinance fee, which was in effect from December 2020 through July 2021. See “Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” for further information on the credit risk profile of our acquisitions in 2021 compared with 2020 and 2019.
In January 2022, FHFA announced targeted increases to the upfront fees we charge for certain high-balance loans and second home loans. High-balance loans are mortgages originated in certain designated areas above the baseline conforming loan limit. The new fees are effective for loans purchased on or after April 1, 2022, and for loans delivered into an MBS trust with an issue date on or after April 1, 2022. High-balance loans will continue to be eligible for our

Fannie Mae 2021 Form 10-K	88

MD&A | Single-Family Business | Single-Family Business Metrics
existing affordable loan products, Home Ready® and HFA PreferredTM, which offer caps on loan-level price adjustments for eligible borrowers. In addition, the high-balance upfront fees will not be charged on loans to first time homebuyers in high-cost areas with incomes at or below 100% of area median income. The new fees may decrease the volume of high-balance and second home loans we acquire.

Single-Family Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(Dollars in millions)
Net interest income(2)	$25,429	$21,502	$18,013	$3,927	$3,489
Fee and other income	269	368	453	(99)	(85)
Net revenues	25,698	21,870	18,466	3,828	3,404
Investment gains, net	1,392	728	1,589	664	(861)
Fair value gains (losses), net	167	(2,539)	(2,216)	2,706	(323)
Administrative expenses	(2,557)	(2,559)	(2,565)	2	6
Credit-related income (expense)(3)	4,586	(232)	3,515	4,818	(3,747)
TCCA fees(2)	(3,071)	(2,673)	(2,432)	(398)	(241)
Credit enhancement expense	(812)	(1,141)	(927)	329	(214)
Change in expected credit enhancement recoveries(4)	(86)	89	—	(175)	89
Other expenses, net(5)	(1,194)	(1,055)	(734)	(139)	(321)
Income before federal income taxes	24,123	12,488	14,696	11,635	(2,208)
Provision for federal income taxes	(4,996)	(2,607)	(2,859)	(2,389)	252
Net income	$19,127	$9,881	$11,837	$9,246	$(1,956)
(1)See “Note 10, Segment Reporting” for information about our segment allocation methodology.
(2)Reflects the impact of the 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”
(3)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related income as of December 31, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(4)Consists of the increase or decrease in benefits recognized from our single-family freestanding credit enhancements, which primarily relate to our CAS and CIRT programs.
(5)Consists primarily of debt extinguishment gains and losses, housing trust fund expenses, servicer fees paid in connection with certain loss mitigation activities, and loan subservicing costs.
Net interest income

Single-family net interest income increased in 2021 compared with 2020, primarily driven by higher base guaranty fee income and higher net amortization income, partially offset by lower income from portfolios.
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

_____________________________________________________________________________

Fannie Mae 2021 Form 10-K	89

MD&A | Single-Family Business | Single-Family Business Financial Results
Investment gains, net

Single-family investment gains, net increased during 2021 compared with 2020 primarily driven by a significant increase in the volume of sales of single-family HFS loans.
Single-family investment gains, net decreased during 2020 compared with 2019 primarily driven by a significant decrease in the volume of sales of single-family HFS loans due to the suspension of loan sales for a period of time due to the economic impact of the pandemic.

The drivers of investment gains, net for the Single-Family segment are consistent with the drivers of investment gains, net in our consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains, Net.

_____________________________________________________________________________
Fair value gains (losses), net

Fair value gains, net in 2021 were largely impacted by the implementation of our hedge accounting program resulting in the presentation of fair value losses on designated interest-rate swaps in “net interest income.” Fair value gains, net in 2021 were also driven by gains as a result of increases in the fair value of mortgage commitment derivatives and our long-term debt of consolidated trusts held at fair value, which were partially offset by losses on trading securities.
Fair value losses in 2020 were primarily driven by fair value losses on our commitments to sell mortgage-related securities and our long-term debt of consolidated trusts held at fair value, partially offset by fair value gains on trading securities and CAS debt.

The drivers of fair value gains (losses), net for the Single-Family segment are consistent with the drivers of fair value gains (losses), net in our consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.” For information on the implementation of our hedge accounting program and its impact on our financial statements, see “Consolidated Results of Operations—Hedge Accounting Impact.”

_____________________________________________________________________________
Credit-related income (expense)

Credit-related income in 2021 was driven by a benefit for credit losses due primarily to record levels of actual home price growth, the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS and a reduction in our estimate of losses we expect to incur as a result of the COVID-19 pandemic. The impact of those factors was partially offset by higher actual and projected interest rates.
Credit-related expense in 2020 consisted of an increase in our allowance for loan losses due to losses we expected to incur as a result of the COVID-19 pandemic. This was mostly offset by higher actual and forecasted home prices, lower actual and projected mortgage interest rates and the redesignation of certain reperforming single-family loans from HFI to HFS.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on the primary factors that contributed to our single-family credit-related income (expense).

Fannie Mae 2021 Form 10-K	90

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
Underwriting and Servicing Standards
The Fannie Mae Single-Family Selling Guide (“Selling Guide”) sets forth our underwriting and eligibility guidelines, as well as our policies and procedures related to selling single-family mortgages to us. Our Servicing Guide sets forth our policies for servicing the loans in our single-family guaranty book.
Desktop Underwriter
Our proprietary automated underwriting system, Desktop Underwriter® (“DU®”), is used by mortgage lenders to evaluate the substantial majority of our single-family loan acquisitions. DU measures credit risk by assessing the primary risk factors of a mortgage and provides a comprehensive risk assessment of a borrower’s loan application and eligibility of the loan for sale to us. Risk factors evaluated by DU include the key loan attributes described under “Single-Family Portfolio Diversification and Monitoring” below. DU applies our own assessment of the borrower’s credit data, including using trended credit data when available. DU analyzes the results of this risk and eligibility evaluation to arrive at the underwriting recommendation for the loan case file. As part of our comprehensive risk management approach, we periodically update DU to reflect changes to our underwriting and eligibility guidelines. As part of normal business operations, we regularly review DU to determine whether its risk analysis and eligibility assessment are appropriate based on the current market environment and loan performance information. We also regularly review DU’s underlying risk assessment models and recalibrate these models to improve DU’s ability to effectively analyze risk and avoid excessive risk layering. Factors we take into account in these evaluations include the profile of loans delivered to us, loan performance and current market conditions.
Consistent with this risk management approach, in September 2021, we enhanced DU to include the following updates, among others:
•To help increase homeownership opportunities, we enhanced DU’s eligibility assessment to consider a borrower’s positive rental payment history in the credit risk assessment.
•Loans underwritten through DU generally are subject to a minimum 620 credit score requirement. In 2021, to support homeownership opportunities for more underserved borrowers, we updated DU so that, when assessing whether a loan meets this requirement, DU now uses the average of all borrowers’ median credit scores, instead of the lowest median credit score.
We expect these changes will result in an increase in loans eligible for acquisition through DU. We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, make changes to ensure that the loans we acquire are consistent with our risk appetite and mission.

Fannie Mae 2021 Form 10-K	91

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Other Underwriting Standards
DU was used to evaluate over 90% of the single-family loans we acquired in 2021. However, we also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or meet agreed-upon standards that differ from our standard underwriting and eligibility criteria. The majority of loans we acquired in 2021 that were not underwritten with DU were underwritten through a third-party automated underwriting system, such as Freddie Mac’s Loan Product Advisor®.
COVID-19 Selling Policies
Based on improved current market conditions, we are no longer offering most of the COVID-19-related temporary flexibilities to our Selling Guide as of December 31, 2021, that we had previously offered.
We continue to maintain the following temporary selling policy updates, which provide clarity and mitigate risk:
•requiring additional due diligence regarding the payment status of a borrower’s existing mortgage loans;
•providing clarity for assessing self-employment income for qualifying purposes; and
•requiring that loans be no more than six months old to be eligible for sale to us.
In October 2021, FHFA announced that desktop appraisals would be incorporated into our Selling Guide for certain purchase loans beginning in early 2022 to sustainably advance the affordability of homeownership for mortgage borrowers. We previously offered a desktop appraisal option as a temporary flexibility, from March 2020 through May 2021.
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
COVID-19 Servicing Policies
We worked with Freddie Mac in March 2020, as instructed by FHFA, to implement temporary policies to assist borrowers impacted by COVID-19, and we have subsequently amended some of these requirements. We continue to monitor the market and work with Freddie Mac as instructed by FHFA to amend or implement temporary policies in response to the COVID-19 pandemic to enable our single-family loan servicers to better assist borrowers impacted by COVID-19.
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
•adjusting the terms for a Flex Modification for eligible COVID-19-impacted borrowers to provide an opportunity to reduce the interest rate regardless of the mortgage loan’s post-modification mark-to-market loan-to-value (“LTV”) ratio; and

Fannie Mae 2021 Form 10-K	92

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
We temporarily suspended foreclosures and certain foreclosure-related activities for single-family properties through July 31, 2021, other than for vacant or abandoned properties. In addition, in June 2021, the CFPB issued a final rule prohibiting certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. Both of these suspensions had expired as of December 31, 2021.
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
As of December 31, 2021, approximately 33% of the outstanding loans in our single-family conventional guaranty book of business that were acquired and are subject to this framework have obtained relief based solely on payment history or the satisfactory conclusion of a full-file quality control review, and an additional 63% remain eligible for relief in the future.
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

Fannie Mae 2021 Form 10-K	93

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
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
The following table displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans. As shown in the table below, our single-family conventional guaranty book of business has been impacted by record home price appreciation in 2021. The weighted average mark-to-market LTV ratio decreased from 58% as of December 31, 2020 to 54% as of December 31, 2021, and the percentage of our single-family conventional guaranty book of business with a mark-to-market LTV ratio over 80% decreased from 13% of our single-family conventional guaranty book of business as of December 31, 2020, to 7% as of December 31, 2021.

Fannie Mae 2021 Form 10-K	94

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

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2021	2020	2019	2021	2020	2019
Original LTV ratio:(4)
<= 60%	32%	27%	17%	27%	23%	19%
60.01% to 70%	16	16	13	15	14	13
70.01% to 80%	31	34	37	33	35	37
80.01% to 90%	9	11	13	10	11	12
90.01% to 95%	9	10	13	10	11	12
95.01% to 100%	3	2	7	4	4	5
Greater than 100%	*	*	*	1	2	2
Total	100%	100%	100%	100%	100%	100%
Weighted average	69%	71%	76%	72%	74%	76%
Average loan amount	$281,530	$279,800	$259,897	$198,865	$185,047	$173,804
Loan count (in thousands)	4,812	4,856	2,293	17,515	17,298	16,984
Estimated mark-to-market LTV ratio:(5)
<= 60%				61%	52%	54%
60.01% to 70%				19	17	17
70.01% to 80%				13	18	16
80.01% to 90%				5	9	8
90.01% to 100%				2	4	5
Greater than 100%				*	*	*
Total				100%	100%	100%
Weighted average				54%	58%	57%
FICO credit score at origination:
< 620	* %	* %	* %	1%	1%	1%
620 to < 660	3	2	3	4	4	5
660 to < 680	3	2	4	3	4	5
680 to < 700	6	5	7	7	7	7
700 to < 740	19	18	23	19	20	21
>= 740	69	73	63	66	64	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	756	760	749	753	750	746
DTI ratio at origination:(6)
<= 43%	77%	79%	72%	77%	77%	76%
43.01% to 45%	8	8	9	9	9	9
Greater than 45%	15	13	19	14	14	15
Total	100%	100%	100%	100%	100%	100%
Weighted average	34%	34%	36%	34%	35%	35%

Fannie Mae 2021 Form 10-K	95

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2021	2020	2019	2021	2020	2019
Product type:
Fixed-rate:(7)
Long-term	83%	85%	89%	84%	85%	85%
Intermediate-term	16	15	10	15	14	13
Total fixed-rate	99	100	99	99	99	98
Adjustable-rate	1	*	1	1	1	2
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	97%	97%	97%
2-4 units	2	2	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	92%	91%	91%	91%	91%
Condo/Co-op	9	8	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	92%	92%	92%	90%	90%	89%
Second/vacation home	3	4	4	4	4	4
Investor	5	4	4	6	6	7
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	33%	30%	52%	36%	38%	45%
Cash-out refinance	24	19	20	21	20	19
Other refinance	43	51	28	43	42	36
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	13%	14%	14%	14%	14%	15%
Northeast	14	12	13	16	17	17
Southeast	22	21	22	23	22	22
Southwest	19	20	21	18	19	18
West	32	33	30	29	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2015 and prior				18%	30%	46%
2016				5	8	14
2017				4	7	12
2018				3	6	11
2019				6	11	17
2020				30	38	—
2021				34	—	—
Total				100%	100%	100%
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

Fannie Mae 2021 Form 10-K	96

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
(7)Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate loans have maturities equal to or less than 15 years. Includes step-rate loans.
(8)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Characteristics of our New Single-Family Loan Acquisitions
Nearly two-thirds of our single-family guaranty book of business has been originated since the beginning of 2020, as borrowers took advantage of the historically low-rate environment. However, refinancing activity began to taper in the second half of 2021, as fewer borrowers could benefit from refinancing. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans rather than home purchase loans modestly decreased in 2021 compared with 2020. The decline in refinance share led to a decline in the percentage of loans we acquired with a FICO credit score over 740, from 73% in 2020 to 69% in 2021. In addition, our acquisitions of loans from first-time home buyers increased from 13% of our single-family loan acquisitions in 2020 to 16% in 2021. We expect refinancing activity to be significantly lower in 2022 compared to 2021 levels as fewer borrowers may benefit from refinancing.
Our share of acquisitions of loans with DTI ratios above 45% increased in 2021 compared with 2020. This increase was driven by the higher share of home purchase acquisitions, which tend to have higher DTI ratios than refinance loan acquisitions.
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
We expect the ultimate performance of our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lenders retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions.

Fannie Mae 2021 Form 10-K	97

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
High-Balance Loans
The standard conforming loan limit for a one-unit property was $510,400 for 2020, $548,250 for 2021 and increased to $647,200 for 2022. As we discuss in “Business—Our Mission, Strategy and Charter—Our Charter,” we are permitted to acquire loans with higher balances in certain areas, which we refer to as high-balance loans.
In January 2022, FHFA announced targeted increases to the upfront fees we charge for certain high-balance loans and second home loans. See “Single-Family Business—Single-Family Business Metrics” for more information about the timing and application of these new fees.
The following table displays the amount of high-balance loans in our single-family conventional guaranty book of business.

Single-Family High-Balance Loans
	As of December 31,
	2021	2020
Unpaid principal balance (in billions)	$237.6	$210.9
Percentage of single-family conventional guaranty book of business	7%	7%
Reverse Mortgages
In 2010, we stopped acquiring newly originated reverse mortgages. The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $13.2 billion as of December 31, 2021 and $16.4 billion as of December 31, 2020.
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
The outstanding unpaid principal balance of rate-reset modifications in our guaranty book of business was $2.5 billion as of December 31, 2021. During 2021, approximately 85% of these modified loans experienced an interest rate reset to a weighted-average interest rate of 3.95%. For many of these loans, this was the final rate reset per the loan terms.
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

Single-Family Adjustable-Rate Mortgage and Rate-Reset Modifications(1)
	Reset Year
	2022	2023	2024	2025	2026	Thereafter	Total
	(Dollars in millions)
ARMs(2)	$16,482	$1,496	$1,737	$1,289	$2,018	$8,570	$31,592
Rate-Reset Modifications and Other(3)	915	8	1	—	—	—	924
(1)Excludes loans for which there is not an additional reset for the remaining life of the loan.
(2)Includes $4.7 billion of interest-only and negative-amortizing loans. We have not acquired interest-only loans since 2014, and we have not acquired negative-amortizing loans since 2007.
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

Fannie Mae 2021 Form 10-K	98

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk
One of the key components of our credit risk management strategy is the transfer of mortgage credit risk to third parties. The table below displays information about the loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the counterparty credit risk associated with the providers of these credit enhancements, see “Risk Management—Institutional Counterparty Credit Risk Management” and “Note 13, Concentrations of Credit Risk.”

Single-Family Loans with Credit Enhancement
	As of December 31,
	2021		2020
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$697	20%	$681	21%
Connecticut Avenue Securities	512	14	608	19
Credit Insurance Risk Transfer	168	5	216	7
Lender risk-sharing	70	2	131	4
Less: Loans covered by multiple credit enhancements	(253)	(7)	(304)	(9)
Total single-family loans with credit enhancement	$1,194	34%	$1,332	42%
Mortgage Insurance
Our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of acquisition. We generally achieve this through primary mortgage insurance. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. For us to receive a payment in settlement of a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the property securing the loan must have been extinguished, generally in a foreclosure action, short sale or a deed-in-lieu of foreclosure. Claims are generally paid three to six months after title to the property has been transferred. For a discussion of our policies that govern mortgage insurers’ claim-paying obligations to us, see “Risk Management—Institutional Counterparty Credit Risk Management.”
Credit Risk Transfer Transactions
Our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. Generally, benefits are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to reduce the loss. We continually evaluate our credit risk transfer transactions which, in addition to managing our credit risk, also affect our returns on capital.
In October 2021, we resumed issuing new credit risk transfer transactions to transfer mortgage credit risk via both our CAS and CIRT programs. The October issuances were the first credit risk transfer transactions we have entered into since the first quarter of 2020. In 2021 we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of $204.6 billion at the time of the transactions. In 2021 we also exercised early termination options to cancel certain CIRT transactions and completed a tender offer to repurchase some of our outstanding CAS debt. Our decision to reduce coverage under existing credit risk transfer transactions was based on a number of factors, including the ongoing premiums for the deals, their capital treatment, and our risk management objectives.
Although we expect to engage in a higher volume of credit risk transfer transactions in 2022 compared to our 2021 issuances, the structure of and extent to which we issue or terminate any additional credit risk transfer transactions in the future may be affected by our capital requirements, the degree of regulatory capital relief provided by the transactions, our risk appetite, the strength of future market conditions, the cost of these transactions, FHFA's 2022 scorecard and guidance, and the review of our overall business and capital plan.

Fannie Mae 2021 Form 10-K	99

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Categories of Our Credit Risk Transfer Transactions

	Transaction Description	Other Key Characteristics
CAS Debt
• We transferred to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans.
• We created a reference pool consisting of recently acquired single-family mortgage loans included in our guaranty book of business and create a hypothetical securitization structure with notional credit risk positions, or tranches (that is, first loss, mezzanine and senior).
• CAS debt was issued related to the first loss, mezzanine and senior loss risk positions.
• We retained the senior loss and all or a portion of the first loss tranche in CAS transactions. In addition, we retained a pro rata share of risk equal to approximately 5% of all notes sold in mezzanine tranches.
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

CAS REMIC
CAS REMIC® transactions are similar to CAS debt transactions, with some key differences:
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

CAS REMICs have characteristics similar to CAS debt transactions, with some key differences:
• Enables expanded participation by real estate investment trusts and certain international investors.
• Aligns the timing of our recognition of credit losses with the related recovery from CAS REMIC transactions. We record the expected benefit and the loss in the same period.
• Beginning with our July 2019 issuances: extended the stated final maturity date from 12.5 to 20 years from issuance, shortened the call option from 10 years to 7 years; and retained a smaller first loss position. These updates were primarily designed to further reduce the capital requirements associated with loans in the reference pool.
• Presents minimal counterparty risk as the CAS trust receives the proceeds that will reimburse us for certain credit events on the related loans upon the issuance of the CAS REMIC.

Fannie Mae 2021 Form 10-K	100

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Transaction Description	Other Key Characteristics
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
• Generally written for 10 or 12-1/2 year terms.

Lender risk-sharing	• Customized lender risk-sharing transactions. • In most transactions, lenders invest directly in a portion of the credit risk on mortgage loans they originate and/or service.	• Transactions are generally structured so that a portion of the credit risk on the underlying mortgage loans is shared without increasing our counterparty exposure.

Fannie Mae 2021 Form 10-K	101

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated as of December 31, 2021. The table below also excludes coverage obtained through primary mortgage insurance.

Outstanding as of December 31, 2021
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(5)(7)
	$725

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)(8)	Lender Risk-Sharing(2)(4)
	$3	$10	$12	$4	$772

First Loss	Fannie Mae(1)		CAS(2)(6)	Lender Risk-Sharing(2)(4)
	$9		$7	$2
(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an aggregate unpaid principal balance of approximately $1.5 billion outstanding as of December 31, 2021.
(4)For some lender risk-sharing transactions, does not reflect completed transfers of risk prior to settlement.
(5)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(6)For CAS transactions, “First Loss” represents all B tranche balances.
(7)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $750 billion as of December 31, 2021.
(8)Excludes $2.1 billion of legacy CAS issuances that were repurchased in November 2021.
While these deals are expected to mitigate some of our potential future credit losses (generally net of any proceeds received from front-end credit enhancements, such as primary mortgage insurance), these deals are not designed to shield us from all losses. We retain a portion of the risk of future credit losses on loans covered by CAS and CIRT transactions, including a portion of the first loss positions and all of the senior loss positions. In addition, on our CAS transactions, we retain a pro rata share of risk equal to approximately 5% of all notes sold in mezzanine tranches. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $35 billion as of December 31, 2021 compared with approximately $40 billion as of December 31, 2020. Because of the large number of mortgage prepayments in the past year, the first loss retention layer on our credit risk transfer transactions has increased as a percentage of the outstanding reference pool. As a result, losses on the remaining covered reference pools must generally reach a higher percentage of the remaining outstanding balance before those credit risk transfer transactions will pay any benefits to us. In addition, home price appreciation since we entered into the transactions has reduced the likelihood that we will incur losses on the covered loans large enough to receive a benefit from these transactions.
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

Fannie Mae 2021 Form 10-K	102

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays the approximate cash paid or transferred to investors for these credit risk transfer transactions. The cash represents the portion of guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Year Ended December 31,
	2021	2020
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$812	$1,003
CIRT transactions	264	382
Lender risk-sharing transactions	244	415
(1)Consists of cash paid for interest expense net of LIBOR on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS CLN transactions.
Cash paid or transferred to investors for CIRT transactions in 2021 includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit. We expect these expenses will increase in 2022 as we expect to engage in a greater volume of credit risk transfer transactions in 2022.
The following table displays the primary characteristics of the loans in our single-family conventional guaranty book of business without credit enhancement.

Single-Family Loans Currently without Credit Enhancement
	As of
	December 31, 2021		December 31, 2020
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,167	34%	$938	29%
Pre-credit risk transfer program inception(2)	324	9	462	14
Recently acquired(3)	983	28	934	29
Other(4)	565	16	286	9
Less: Loans in multiple categories	(750)	(21)	(751)	(23)
Total single-family loans currently without credit enhancement	$2,289	66%	$1,869	58%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi Plus loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of December 31, 2021 or December 31, 2020.
We did not enter into any new credit risk transfer transactions from April 2020 through September 2021. As a result, the percentage of loans in our single-family conventional guaranty book of business without credit enhancement increased.
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
Below we describe the following:
•delinquency statistics on our problem loans;

Fannie Mae 2021 Form 10-K	103

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
Delinquency
The tables below display the delinquency status of loans and changes in the volume of seriously delinquent loans in our single-family conventional guaranty book of business based on the number of loans. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process, expressed as a percentage of our single-family conventional guaranty book of business. Management monitors the single-family serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with single-family loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of December 31,
	2021	2020	2019
Delinquency status:
30 to 59 days delinquent	0.86%	1.02%	1.27%
60 to 89 days delinquent	0.20	0.36	0.35
Seriously delinquent (“SDQ”)	1.25	2.87	0.66
Percentage of SDQ loans that have been delinquent for more than 180 days	75	67	49
Percentage of SDQ loans that have been delinquent for more than two years	9	3	11

	For the Year Ended December 31,
	2021	2020	2019
Single-family SDQ loans (number of loans):
Beginning balance	495,806	112,434	130,440
Additions	232,411	833,719	199,995
Removals:
Modifications and other loan workouts	(328,165)	(246,524)	(44,853)
Liquidations and sales	(86,020)	(58,019)	(55,472)
Cured or less than 90 days delinquent	(95,703)	(145,804)	(117,676)
Total removals	(509,888)	(450,347)	(218,001)
Ending balance	218,329	495,806	112,434

Fannie Mae 2021 Form 10-K	104

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Our single-family serious delinquency rate decreased in 2021 compared with 2020 due to the ongoing economic recovery and the decline in the number of our single-family loans in a COVID-19 forbearance plan. As of December 31, 2021, single-family loans in forbearance comprised 36% of our single-family seriously delinquent loans. The percentage of seriously delinquent loans that have been delinquent for more than 180 days increased as of December 31, 2021 compared with December 31, 2020 primarily due to loans that continue to remain in a COVID-19-related forbearance and have become more delinquent.
We monitor the single-family serious delinquency rate excluding loans in forbearance to better understand the impact that forbearance activity has had on the overall rate. Our single-family serious delinquency rate excluding loans in forbearance increased to 0.81% as of December 31, 2021 compared to 0.66% as of December 31, 2020 primarily due to loans exiting forbearance and entering into trial modifications. We expect the majority of loans in trial modifications will successfully complete their trial modification periods (generally three to four months), which will reduce our single-family serious delinquency rate. We expect the COVID-19 pandemic to result in a continued higher single-family serious delinquency rate over the next several quarters compared with pre-pandemic levels.
Factors that affect our single-family serious delinquency rate include:
•the percentage of our loans that receive forbearance and the length of time they remain in forbearance;
•the pace and effectiveness of payment deferrals, loan modifications and other workouts;
•the timing and volume of nonperforming loan sales we execute;
•pandemics and natural disasters;
•servicer performance; and
•changes in home prices, unemployment levels and other macroeconomic conditions.

Fannie Mae 2021 Form 10-K	105

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of December 31,
	2021			2020			2019
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	11%	1.01%	19%	12%	2.62%	19%	6%	0.32%
Florida	6	8	1.59	6	9	4.17	6	8	0.84
Illinois	3	5	1.55	3	5	3.10	4	6	0.91
New Jersey	3	5	1.90	3	5	4.57	3	5	1.13
New York	5	7	2.24	5	7	4.79	5	8	1.18
All other states	64	64	1.16	64	62	2.59	63	67	0.64
Product type:
Alt-A(2)	1	5	4.96	1	5	9.32	2	9	2.95
Vintages:
2004 and prior	1	10	3.48	2	9	5.88	2	20	2.48
2005-2008	2	14	5.87	2	15	9.98	4	33	4.11
2009-2021	97	76	1.01	96	76	2.39	94	47	0.35
Estimated mark-to-market LTV ratio:
<= 60%	61	73	1.27	52	56	2.52	54	52	0.53
60.01% to 70%	19	16	1.37	17	18	3.73	17	17	0.80
70.01% to 80%	13	8	1.08	18	14	3.05	16	14	0.75
80.01% to 90%	5	2	0.88	9	9	4.17	8	9	1.00
90.01% to 100%	2	1	0.51	4	2	1.85	5	4	0.86
Greater than 100%	*	*	12.41	*	1	22.43	*	4	10.14
Credit enhanced:(3)
Primary MI & other(4)	20	29	2.14	21	27	4.36	22	26	0.96
Credit risk transfer(5)	21	32	1.80	30	37	3.69	45	16	0.27
Non-credit enhanced	66	53	0.98	58	51	2.36	47	66	0.79
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)For a description of our Alt-A loan classification criteria, see “Glossary of Terms Used in This Report.”
(3)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of December 31, 2021 was 34%.
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

Fannie Mae 2021 Form 10-K	106

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
of the underlying loans on the single-family mortgage credit book, not the outstanding reference pool, as of the specified date. Loans included in our credit risk transfer transactions have all been acquired since 2009.
Single-Family Loans in Forbearance
As a part of our relief programs, we have authorized our servicers to offer payment forbearance to borrowers experiencing a COVID-19-related financial hardship for up to 12 months without regard to the delinquency status of the loan and, for borrowers already in forbearance as of February 28, 2021, for a total of up to 18 months, provided that the forbearance does not result in the loan becoming greater than 18 months delinquent. Based on our expectations regarding the economic recovery, which we discuss in “Key Market Economic Indicators,” we believe that the substantial majority of borrowers who will ultimately request COVID-19-related relief have already done so.
As shown in the tables below, many of the loans that entered forbearance have since exited; therefore, the percentage of loans in our single-family conventional guaranty book of business in forbearance as of December 31, 2021 has declined to 0.7%. Some borrowers whose loans are in forbearance continue to make payments according to the original contractual terms of the loan notwithstanding the forbearance arrangement; we expect some of these borrowers will continue to do so and therefore remain current. The table below provides information on the delinquency and accrual status of our single-family loans in forbearance. We expect many of the loans in forbearance will resolve their delinquency through a payment deferral or other form of loan workout. As discussed below, servicers are required to contact borrowers prior to the end of forbearance to evaluate them for loan workout options that can support their successful transition out of forbearance.

Fannie Mae 2021 Form 10-K	107

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

Delinquency and Accrual Status of Single-Family Loans in Forbearance
	As of December 31, 2021
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status
	(Dollars in millions)
Delinquency status:
Current	19,562	$3,772	17%	100%
30 to 59 days delinquent	10,185	2,015	9	97
60 to 89 days delinquent	9,624	1,903	8	85
Seriously delinquent:
90 to 180 days delinquent	27,846	5,551	23	84
180+ days delinquent	50,223	10,344	43	76
Total seriously delinquent	78,069	15,895	66	79
Total loans in forbearance(3)	117,440	$23,585	100%	84
Percentage of single-family conventional guaranty book of business	0.7%	0.7%

	As of December 31, 2020
	Number of Loans	Unpaid Principal Balance(1)	Percentage of Loans in Forbearance(2)	Percentage of Loans on Accrual Status
Delinquency status:	(Dollars in millions)
Current	64,159	$12,110	12%	100%
30 to 59 days delinquent	40,653	7,672	8	97
60 to 89 days delinquent	35,107	6,658	7	85
Seriously delinquent:
90 to 180 days delinquent	126,611	24,961	24	85
180+ days delinquent	258,025	56,379	49	82
Total seriously delinquent	384,636	81,340	73	83
Total loans in forbearance(3)	524,555	$107,780	100%	86
Percentage of single-family conventional guaranty book of business	3.0%	3.4%
(1)Does not reflect an allowance recorded on the unpaid principal balance of loans in forbearance of $251 million and $1.8 billion as of December 31, 2021 and 2020, respectively.
(2)Based on loan count.
(3)Amortized cost of these loans was $24.3 billion and $110.4 billion as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the vast majority of our single-family conventional loans in forbearance were due to borrowers experiencing a COVID-19-related financial hardship. We expect the number of loans in forbearance to continue to decrease into 2022 as borrowers resolve their forbearance or as the forbearance period ends.
While the credit profile of our single-family loans in forbearance is weaker than the overall credit profile of our single-family conventional guaranty book of business, less than 1% of our single-family loans in forbearance with a mark-to-market LTV ratio over 80% is not covered by mortgage insurance as of December 31, 2021, compared with 2% as of December 31, 2020.

Fannie Mae 2021 Form 10-K	108

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
The table below displays the status as of the current period-end of the single-family loans in our guaranty book of business that received a forbearance in 2020 or 2021. The vast majority of these forbearance arrangements were offered to borrowers who experienced a COVID-19-related financial hardship. Many of these borrowers have successfully resolved their forbearance arrangement, primarily through payment deferral or reinstatement. In addition, many of the loans that received a forbearance arrangement have subsequently liquidated, primarily as a result of refinancing, through 2021. By contrast, we expect that a higher percentage of loans that have yet to resolve their forbearance will receive a modification.
As of December 31, 2021, 93% of loans that received a forbearance and subsequently received a payment deferral were current, and 86% of loans that received a forbearance and subsequently received a completed modification were current. See “Loan Workout Metrics” for additional information about actions we have taken to help reinstate loans to current status.

Status of Single-Family Forbearance Loans
	As of December 31, 2021
	Number of Loans	Percentage of Loans with Forbearance by Category
Loans that received a forbearance, by status:(1)
Active forbearance	117,440	8%
Payment deferral	380,070	27
Modification(2)	65,383	5
Reinstated(3)	291,039	21
Delinquent at time of exit or repayment plan(4)	63,069	4
Total loans that received a forbearance in our single-family guaranty book of business	917,001	65
Loans that have received a forbearance, but paid off	497,288	35
Total loans that have received a forbearance(5)	1,414,289	100%
(1)Loans are classified based on their status as of period end; therefore, loans may move from one category to another.
(2)Includes loans that are in trial modifications.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(4)Consists of 60,638 loans that were delinquent upon the expiration of the forbearance arrangement and 2,431 delinquent loans that exited forbearance through a repayment plan.
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.

Fannie Mae 2021 Form 10-K	109

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
Accrued Interest Receivable, Net on Single-Family Loans in Forbearance
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income at the current contractual yield for up to six months of delinquency provided that the loans were either current at March 1, 2020 or originated after March 1, 2020. We continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured. Our evaluation of whether the collection of principal and interest is reasonably assured considers the probability of default and the current value of the collateral. Once the forbearance period has ended, we will also consider the extent to which the borrower and the servicer have agreed to any of the loss mitigation options that are available. We then measure an allowance for expected credit losses on the unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. The application of our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic has resulted in a large portion of delinquent loans, including those in forbearance, remaining on accrual status. See “Note 1, Summary of Significant Accounting Policies” in this report for additional information about our nonaccrual accounting policy.
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
As of December 31, 2021, our accrued interest receivable on single-family loans that are in a forbearance plan was $445 million with a related allowance of $38 million. Of this allowance balance, approximately 76% was related to loans more than 180 days delinquent. As of December 31, 2020, our accrued interest receivable on single-family loans that were in a forbearance plan was $1.9 billion with a related allowance of $173 million. Of this balance, approximately 74% was related to loans more than 180 days delinquent. The decrease in our allowance for accrued interest receivable on single-family loans in forbearance as of December 31, 2021 compared to December 31, 2020 was primarily as a result of loans exiting forbearance as well as record home price appreciation in 2021 on the underlying collateral.

Fannie Mae 2021 Form 10-K	110

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Principal and Interest Payments while Loans are in Forbearance
While a loan is in forbearance and remains in an MBS trust, investors in the MBS are entitled to continue to receive principal and interest payments on the MBS even though the borrower is not required to make principal and interest payments. For the majority of loans in our single-family guaranty book of business, our Single-Family Servicing Guide used to require servicers to advance missed scheduled principal and interest payments to the MBS trusts until the loans were purchased from the MBS trusts, including the portion of interest that represents guaranty fees owed to us. Because we typically do not purchase loans from MBS trusts while they are in forbearance, this servicer payment obligation could have continued for the entirety of the forbearance plan. In August 2020, at FHFA’s instruction, we reduced our single-family servicers’ obligations to advance these missed borrower payments and only require servicers to advance missed scheduled principal and interest payments on a loan for the first four months of missed borrower payments. After four months, we make the missed scheduled principal and interest payments to the MBS trust for payment to MBS holders so long as the loan remains in the MBS trust. For the year ended December 31, 2021, we advanced $1.7 billion in missed borrower principal and interest payments to MBS trusts for payment to MBS holders, compared with $1.2 billion in missed borrower principal and interest payments for the year ended December 31, 2020. Since FHFA’s instruction in August of 2020 through December 31, 2021, we have advanced $2.9 billion in missed borrower principal and interest payments. See “Retained Mortgage Portfolio” for a description of when we purchase loans from single-family MBS trusts.
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
Home Retention Solutions
When a borrower cannot bring the loan current by reinstating the loan or through a repayment plan, we use our payment deferral and loan modification workout options to help resolve the loan’s delinquency. We developed a payment deferral workout option for borrowers impacted by COVID-19 that allows the borrower to defer up to 18 months of past-due payments, without interest, to the end of the loan term (or when the loan is refinanced, the property is sold or the loan is otherwise paid off before the end of the loan term). All other terms of the loan remain unchanged.
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
Foreclosure Alternatives
We offer foreclosure alternatives for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as long-term unemployment or reduced income, divorce, or unexpected issues like medical bills, and is therefore no longer able to make the required mortgage payments. To avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to:
•accept a deed-in-lieu of foreclosure, whereby the borrower voluntarily signs over the title to their property to the servicer; or
•sell the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan.

Fannie Mae 2021 Form 10-K	111

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales.
In the event there is a covered loss after the borrower defaults and title to the property is subsequently transferred through a foreclosure, short-sale, or a deed-in-lieu of foreclosure, we may be entitled to proceeds from primary mortgage insurance. For the year ended December 31, 2021, we received $127 million of mortgage insurance proceeds related to covered losses compared with $279 million for the year ended December 31, 2020, and $479 million for the year ended December 31, 2019. For more information about how mortgage insurance claims are paid, as well as a description of our other credit enhancement programs, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk.” For a discussion of our policies that govern mortgage insurers’ claim-paying obligations to us, see “Risk Management—Institutional Counterparty Credit Risk Management.”
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

Completed Loan Workout Activity
(Dollars in billions)
342.7
299.2
$71.4
$62.9
$62.1
$56.0
56.3
$9.3
$1.6
$7.7
$1.6
$5.3
$0.9
$8.4
2019
2020
2021
Modifications¹
Other²
Payment deferrals
Number of loan workouts
Number of loan workouts (in thousands)

(1)There were approximately 39,100 loans, 14,400 loans and 18,400 loans in a trial modification period that was not yet complete as of December 31, 2021, 2020 and 2019, respectively.
(2)Includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Beginning with the year ended December 31, 2020, we exclude completed forbearance arrangements from the table. For year ended December 31, 2019, the table includes $105 million of completed forbearance arrangements that involve loans that were 90 days or more delinquent.
The increase in home retention solutions in 2021 and in 2020 compared with 2019 was primarily driven by completed COVID-19-related payment deferrals, which have been the primary loan workout solution for borrowers exiting COVID-19-related forbearance. The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral was $3.9 billion for the year ended December 31, 2021, of which $2.4 billion was deferred interest. For the year ended December 31, 2020, the total amount of principal and interest deferred was $1.5 billion, of which $928 million was deferred interest.
Given the broad impact of the pandemic and the number of loans in forbearance, we expect loan workout activity to continue to remain elevated in 2022.

Fannie Mae 2021 Form 10-K	112

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the percentage of our single-family loan modifications completed during 2020 and 2019 that were current or paid off one year after modification and, for modifications completed during 2019, two years after modification.

Percentage of Single-Family Completed Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification
	2020 Modifications				2019 Modifications
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

One Year Post-Modification	93%	94%	71%	65%	60%	58%	60%	68%

Two Years Post-Modification					78	75	71	70
Nonperforming and Reperforming Loan Sales
We also undertake efforts to mitigate credit losses and manage our problem loans by selling our reperforming and nonperforming loans, thereby removing them from our guaranty book of business. This problem loan management strategy is intended to reduce: the number of seriously-delinquent loans, the severity of losses incurred on these loans, and the capital we would be required to hold for such loans. During 2021, we sold approximately 18,300 nonperforming loans with an aggregate unpaid principal balance of $3.2 billion and approximately 94,400 reperforming loans with an aggregate unpaid principal balance of $13.6 billion.
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Year Ended December 31,
	2021	2020	2019
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	7,973	17,501	20,156
Acquisitions by geographic area:(2)
Midwest	1,166	1,507	4,881
Northeast	1,077	1,237	4,867
Southeast	1,076	1,859	6,360
Southwest	570	1,021	2,892
West	231	433	1,667
Total REO acquisitions(1)	4,120	6,057	20,667
Dispositions of REO	(4,927)	(15,585)	(23,322)
End of period inventory of single-family REO properties(1)	7,166	7,973	17,501
Carrying value of single-family REO properties (dollars in millions)	$959	$1,149	$2,290
Single-family foreclosure rate(3)	0.02%	0.04%	0.12%
REO net sales price to unpaid principal balance(4)	111	88	78
Short sales net sales price to unpaid principal balance(5)	84	81	78
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

Fannie Mae 2021 Form 10-K	113

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(5)Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective periods divided by the aggregate unpaid principal balance of the related loans. Net sales price includes borrower relocation incentive payments and subordinate lien(s) negotiated payoffs.
We market and sell the majority of our foreclosed properties through local real estate professionals. Our primary objectives for our REO inventory are to facilitate equitable and sustainable access to homeownership, quality affordable rental housing, and housing for owner occupant and community-minded purchasers, while obtaining the highest price possible. In some cases, we use alternative methods of disposition, including selling homes to municipalities, other public entities or non-profit organizations, and selling properties through public auctions. We also engage in third-party sales at foreclosure, which allow us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.
In response to the pandemic and with instruction from FHFA, we prohibited our servicers from completing foreclosures on our single-family loans through July 31, 2021, except in the case of vacant or abandoned properties. In addition, as described in “Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—COVID-19 Servicing Policies,” our servicers were required to comply with a CFPB rule that prohibited certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. As a result, foreclosure volumes were lower through 2021 and 2020 compared with pre-pandemic levels. We expect foreclosure volumes to gradually increase in 2022.
As shown in the chart below, the majority of our REO properties are unable to be marketed at any given time because the properties are occupied, under repair, or are subject to state or local redemption or confirmation periods, or eviction moratoriums, which delays the marketing and disposition of these properties.
Although the total number of our REO properties decreased in 2021 and 2020 compared with pre-pandemic levels, the COVID-19-related eviction moratorium on single-family REOs led to a larger portion of properties being classified as "unable to market,” as the majority of these properties were occupied.
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

Fannie Mae 2021 Form 10-K	114

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

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Write-offs	$(51)	$(177)	$(318)
Recoveries	430	111	117
Foreclosed property expense	(14)	(157)	(523)
Credit gains (losses)	365	(223)	(724)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(372)	(291)	(995)
Net Credit gains (losses) and write-offs on the redesignations	(7)	(514)	(1,719)
Gains on sales and other valuation adjustments(2)	1,312	704	1,270
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$1,305	$190	$(449)

Credit (gain) loss ratio (in bps)(3)	(1.1)	0.7	2.5
Net credit (gains), write-offs on redesignations and (gains) losses on sales and other valuation adjustments ratio (in bps)(3)	(3.9)	(0.6)	1.5
(1)Consists of the lower of cost or fair value adjustment at time of redesignation.
(2)Consists of gains or losses realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower-of-cost-or-market adjustments on HFS loans, which are recognized in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
(3)Calculated based on the amount of “Credit (gain) losses” and “Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments” divided by the average single-family conventional guaranty book of business during the period.
Net credit gains, write-offs on redesignations and other valuation adjustments were higher in 2021 compared with 2020 primarily due to a higher volume of nonperforming and reperforming loans sales in 2021, which drove higher recoveries and gains on sales. This increase in loans sales was primarily due to our temporary suspension of new sales of reperforming and nonperforming loans for a portion of 2020 as a result of the pandemic.
We expect a gradual increase in our single-family write offs in 2022 as a result of an increase in foreclosure activity, due in part to the expiration of the CFPB rule that prohibited certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. See “Risk Factors” for additional information on the potential credit risk impact of the COVID-19 pandemic.
For information on our credit-related income or expense, which includes changes in our allowance, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Single-Family Business Financial Results.”

Fannie Mae 2021 Form 10-K	115

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays concentrations of our single-family credit gains (losses) based on geography, credit characteristics and loan vintages.

Single-Family Credit (Gain) Loss Concentration Analysis
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)		Amount of Single-Family Credit (Gains) Losses and Redesignation Write-offs(2)
	As of December 31,		As of December 31,
	2021	2020	2021	2020
	(Dollars in millions)
Geographical distribution:
California	19%	19%	$24	$37
Florida	6	6	(35)	44
Illinois	3	3	23	72
New Jersey	3	3	(13)	44
New York	5	5	(32)	47
All other states	64	64	40	270
Total	100%	100%	$7	$514
Select higher-risk products:
Alt-A loans	1%	1%	$(56)	$73
Vintages:(3)
2004 and prior	1%	2%	$(23)	$65
2005 - 2008	2	2	(110)	280
2009 - 2021	97	96	140	169
Total	100%	100%	$7	$514
(1)Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.
(2)Credit (gains) losses and redesignation write-offs do not include (gains) losses on sales and other valuation adjustments. Excludes the impact of recoveries resulting from resolution agreements related to representation and warranty matters and compensatory fee income related to servicing matters that have not been allocated to specific loans.
(3)Credit losses on mortgage loans typically do not peak until the third through fifth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.
Loans originated in 2008 and prior account for the majority of the decrease in our credit losses in 2021 compared with 2020, from $345 million in credit losses in 2020 to $133 million in credit gains in 2021. This change was primarily due to a higher volume of nonperforming and reperforming loans sales in 2021 than in 2020, which generated recovery gains upon sale.

Fannie Mae 2021 Form 10-K	116

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Credit Ratios and Select Credit Information
The table below displays select credit ratios on our single-family conventional guaranty book of business, as well as the inputs used in calculating those ratios.

Single-Family Credit Ratios and Select Credit Information
	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Select single-family credit ratios:
Write-offs, net of recoveries, as a percentage of the average single-family conventional guaranty book of business (in bps)	*	1.2	4.1
Nonaccrual loans as a percentage of conventional guaranty book of business	0.57%	0.86%	0.97%

Credit loss reserves as a percentage of single-family:(1)
Conventional guaranty book of business	0.15%	0.30%	0.30%
Estimated mark-to-market LTV ratio > 80%	2.08	2.41	2.30
Nonaccrual loans at amortized cost	25.63	34.63	30.58

Certain higher risk loan categories as a percentage of single-family credit loss reserves:
2005-2008 loan vintages	49%	46%	72%
Alt-A loans	12	13	21

Select single-family financial information used in calculating credit ratios:
Write-offs, net of recoveries	$(7)	$357	$1,196
Credit loss reserves(2)	(5,088)	(9,573)	(8,779)
Credit loss reserves of certain higher risk loan categories:
2005-2008 loan vintages	(2,490)	(4,375)	(6,330)
Alt-A loans	(625)	(1,203)	(1,868)
Conventional guaranty book of business	3,483,054	3,200,905	2,951,862
Average conventional guaranty book of business(3)	3,351,036	3,060,384	2,921,704
Nonaccrual loans at amortized cost	19,851	27,643	28,708
Unpaid principal balance of loans with an estimated mark-to-market LTV ratio >80%	244,746	397,838	381,166

Components of single-family credit loss reserves:
Allowance for loan losses	$(4,950)	$(9,344)	$(8,759)
Allowance for accrued interest receivable	(138)	(209)	—
Reserve for guaranty losses(4)	—	(20)	(20)
Total credit loss reserves(2)	$(5,088)	$(9,573)	$(8,779)
*    Represents less than 0.05 bps.
(1)Calculated as single-family credit loss reserves divided by, as indicated, “Conventional guaranty book of business,” “Estimated mark-to-market LTV ratio > 80%” or “Nonaccrual loans at amortized cost.”
(2)Represents the allowance for single-family loan losses and the related accrued interest receivable, and our reserve for guaranty losses. For periods beginning on or after January 1, 2020, our measurement of credit loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard. For prior periods, single-family loss reserves were measured using an incurred loss impairment methodology for loans that were collectively evaluated for impairment. For further details on our previous single-family loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies.”
(3)Average conventional guaranty book of business is based on a quarter-end balance.

Fannie Mae 2021 Form 10-K	117

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(4)Reserve for guaranty losses is recorded in “Other liabilities” in our consolidated financial statements.
Our credit loss reserves and our credit loss reserves as a percentage of our conventional guaranty book of business decreased in 2021 compared with 2020 primarily as a result of a benefit from actual and forecasted home price growth, a benefit from the redesignation of single-family loans and a benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies, which we describe in “Consolidated Results of Operations—Credit-Related Income (Expense).”
Our nonaccrual loans decreased in 2021 compared with 2020 primarily as a result of an increase in loan modifications and payment deferrals as well as an increase in the volume of single-family nonperforming and reperforming loan sales. Under our nonaccrual policy for loans negatively impacted by the COVID-19 pandemic, loans that have been placed in a repayment plan or brought current through a modification or a payment deferral are returned to accrual status once the borrower has made six consecutive contractual payments under the terms of the repayment plan or modified loan. For loans not subject to the COVID-19-related nonaccrual policy, we return a modified single-family loan to accrual status at the point when the borrower successfully makes all required payments during the trial period and the modification is made permanent. For additional information on our accounting policy for nonaccrual loans, see “Note 1, Summary of Significant Accounting Policies.”
Single-Family Maturity Information
The below table shows the contractual maturities and interest rate sensitivities of our single-family loan portfolio. Although the loans in our portfolio have varying contractual terms (for example, 15-year, 30-year, etc.), the actual life of the loans is likely to be significantly less than their contractual term as a result of prepayment. Therefore, the contractual term is not a reliable indicator of the loans’ expected lives. Single-family mortgages can be prepaid in whole or in part at any time without penalty.

Single-Family Loans: Maturities and Terms of Mortgage Loan Portfolio(1)
	As of December 31, 2021
	Due within 1 year(2)	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Single-family mortgage loan portfolio:(3)
Loans held for sale, at lower of cost or fair value	$3,909	$6	$77	$1,142	$5,134
Loans held for investment, at amortized cost:
Of Fannie Mae	5,864	288	6,529	47,161	59,842
Of consolidated trusts	4,440	33,101	622,725	2,843,004	3,503,270
Total single-family mortgage loans	$14,213	$33,395	$629,331	$2,891,307	$3,568,246
Single-family mortgage loan portfolio by interest rate sensitivity:(3)
Fixed-rate(4)	$10,847	$33,288	$622,536	$2,866,409	$3,533,080
Adjustable-rate	3,366	107	6,795	24,898	35,166
Total single-family mortgage loans	$14,213	$33,395	$629,331	$2,891,307	$3,568,246
(1)We report the entire balance of the loan in the category that corresponds to the loan’s remaining contractual maturity date.
(2)Due within 1 year includes reverse mortgages for which there is no defined maturity date of $13.4 billion as of December 31, 2021.
(3)Mortgage loans consist of the unpaid principal balance, premiums and discounts, hedge-related basis adjustments and other cost basis adjustments. Excludes accrued interest receivable.
(4)Includes step-rate loans.

Fannie Mae 2021 Form 10-K	118

MD&A | Multifamily Business
Multifamily Business

Multifamily Primary Business Activities
Providing Liquidity for Multifamily Mortgage Loans
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities. Our Multifamily business works with our multifamily lenders to provide funds to the mortgage market primarily by securitizing multifamily mortgage loans acquired from these lenders into Fannie Mae MBS, which are sold to investors or dealers. We also purchase multifamily mortgage loans and provide credit enhancement for bonds issued by state and local housing finance authorities to finance multifamily housing. Our Multifamily business also supports liquidity in the mortgage market through other activities, such as issuing structured MBS backed by Fannie Mae multifamily MBS and buying and selling multifamily agency mortgage-backed securities. We also continue to invest in low-income housing tax credit (“LIHTC”) multifamily projects to help support and preserve the supply of affordable housing.
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
•Lenders: During 2021, we executed multifamily transactions with 28 lenders. Of these, 23 lenders delivered loans to us under our DUS program described below. In determining whether to partner with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.
•Loan size: The average size of a loan in our multifamily guaranty book of business is $14 million.
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
Delegated Underwriting and Servicing
Fannie Mae’s DUS program, which was initiated in 1988, is a unique business model in the commercial mortgage industry. Our DUS model aligns the interests of the lender and Fannie Mae. Our current 23-member DUS lender network, which is composed of large financial institutions and independent mortgage lenders, continues to be our principal source of multifamily loan deliveries. DUS lenders are pre-approved and delegated the authority to underwrite and service loans on behalf of Fannie Mae in accordance with our standards and requirements. Delegation permits

Fannie Mae 2021 Form 10-K	119

MD&A | Multifamily Business
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
•Works to maintain the credit quality of the multifamily book of business, prevents foreclosures through certain loss mitigation strategies such as forbearance or modification, reduces costs of defaulted multifamily loans, manages our REO inventory, and pursues contractual remedies from lenders, servicers, borrowers, and providers of credit enhancement.
See “Multifamily Mortgage Credit Risk Management” for a discussion of our strategies for managing credit risk and credit losses on multifamily loans.
The Multifamily Markets in Which We Operate
In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population in all markets across the country, with the substantial majority of our focus on supporting rental housing that is affordable to families earning at or below the median income in their area. We serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Nearly 95% of the multifamily units we financed in 2021 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Our Multifamily business is organized and operated as an integrated commercial real estate finance business, addressing the spectrum of multifamily housing finance needs, including the need for smaller multifamily property financing and financing that serves low- and very low-income households.
•To meet the growing need for smaller multifamily property financing, we focus on the acquisition of small multifamily loans, which includes loans of up to $6 million in original unpaid principal balance. As of December 31, 2021, small loans represented 42% of our multifamily guaranty book of business by loan count and 7% based on unpaid principal balance.
•To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to provide housing to families earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low- and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2021, affordable loans represented approximately 11% of our multifamily guaranty book of business, based on unpaid principal balance, including $8.3 billion in bond credit enhancements.
Our acquisition of loans financing smaller multifamily properties and serving low-and very-low income households help us meet our multifamily housing goals and FHFA’s scorecard requirement for us that a portion of our multifamily volume

Fannie Mae 2021 Form 10-K	120

MD&A | Multifamily Business
be focused on affordable and underserved markets. We discuss our housing goals in “Business—Legislation and Regulation—GSE-Focused Matters—Housing Goals” and our scorecard requirement to focus on affordable and underserved markets in “Multifamily Business Metrics.”
Multifamily Lenders and Investors
In support of equitable and sustainable access to quality affordable rental housing across America, our multifamily business works primarily with mortgage banking companies, large diversified financial institutions, and banks. During 2021, our top five multifamily lenders, in the aggregate, accounted for approximately 46% of our multifamily business volume, compared with approximately 47% in 2020. One of our lenders, Walker & Dunlop, accounted for 14% of our 2021 multifamily business volume. No other lender accounted for more than 10% of our multifamily business volume in 2021.
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
Multifamily Competition
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing, credit standards and loan structures, lender preferences, investor demand for our and our competitors’ mortgage-related securities, and actions we take to support affordable multifamily housing. Our competitive environment also may be affected by many other factors, including direction from FHFA; changes in our obligations under our senior preferred stock purchase agreement with Treasury or in our capital requirements; new legislation or regulations applicable to us, our lenders or investors; and digital innovation and disruption in our markets. Our competitive environment in 2021 was influenced by FHFA’s cap on our multifamily business volume and related requirements that specified percentages of our multifamily volume be focused on affordable and underserved markets, including residents at 60% of area median income or below. We expect that FHFA’s 2022 multifamily business volume cap and related requirements will continue to influence our competitive landscape. The volume cap and related requirement are described below in “Multifamily Business Metrics.”
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
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, remained positive during the fourth quarter of 2021, due to pent up demand for multifamily housing stemming from a rebounding economy, including increasing job growth, higher wages and an elevated level of household savings.
•Vacancy rates. Based on preliminary third-party data, the estimated national multifamily vacancy rate for institutional investment-type apartment properties as of December 31, 2021 remained at 5.0% compared with September 30, 2021 and decreased compared with 6.0% as of December 31, 2020. The estimated national multifamily vacancy rate remains below its estimated average rate of about 6.0% over the last 10 years.
•Rents. Effective rents are estimated to have increased by 3.0% during the fourth quarter of 2021 compared with an increase of 3.5% during the third quarter of 2021 and a decrease of 0.5% in the fourth quarter of 2020. Annualized rent growth for 2021 is estimated to have been 10.0%.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas. Based on preliminary multifamily property sales data, transaction volumes for 2021 appear poised for a new peak, with capitalization rates having compressed slightly. We believe this is due to property owners benefiting from strong market conditions and commercial real estate investors remaining interested in the multifamily sector over the long term.
Multifamily construction underway remains elevated, with more than 386,000 units expected to have been delivered in 2021, compared with the estimated 404,000 new multifamily units that were completed in 2020.
We expect the multifamily sector to continue benefiting from an improving economy and continued job growth, with rent growth moderating but remaining above normalized levels over the coming months.

Fannie Mae 2021 Form 10-K	121

MD&A | Multifamily Business | Multifamily Market Activity
Multifamily Market Activity
We remained a continuous source of liquidity in the multifamily market in 2021. We owned or guaranteed approximately 22% of the outstanding debt on multifamily properties as of September 30, 2021 (the latest date for which information is available).
Multifamily Mortgage Debt Outstanding(1)
(Dollars in trillions)
(1)The mortgage debt outstanding as of September 30, 2021, is based on the Federal Reserve’s December 2021 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior-period amounts have been updated to reflect revised historical data from the Federal Reserve.
Multifamily Business Metrics
The multifamily loans we acquired in 2021 had a strong overall credit risk profile, consistent with our acquisition policy and standards, which we describe in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards.”
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.

Fannie Mae 2021 Form 10-K	122

MD&A | Multifamily Business | Multifamily Business Metrics
Our multifamily new business volume decreased in 2021 compared with 2020 as a result of our multifamily volume cap of $70 billion, which we discuss in the following section.
Multifamily Business Volume Cap
In 2020, FHFA established a 2021 multifamily volume cap of $70 billion in new business volume from January 1, 2021 through December 31, 2021. FHFA also required that at least 50% of our 2021 multifamily business volume be mission-driven, focused on specified affordable and underserved market segments. Furthermore, FHFA’s 2021 multifamily volume cap required that a minimum of 20% of our multifamily business volume in 2021 be affordable to residents at 60% of area median income or below. Multifamily business that met the minimum 20% requirement also counted as meeting the minimum 50% requirement. Our 2021 multifamily new business volume remained under the cap by approximately $500 million, and we have met the mission requirements established by FHFA.
In October 2021, FHFA announced that the multifamily loan purchase cap for 2022 will be $78 billion. As in 2021, a minimum of 50% of loan purchases must be mission-driven, focused on specified affordable and underserved market segments. In addition, 25% of loan purchases must be affordable to residents earning 60% or less of area median income, up from the 20% requirement in 2021.
See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” for more information about a limit on our acquisition of multifamily mortgage assets that was added to our senior preferred stock purchase agreement in January 2021 and temporarily suspended in September 2021. See “Risk Factors—GSE and Conservatorship Risk” for information on how conservatorship may affect our business activities.
Multifamily Securities Issuances
Our multifamily business securitizes the vast majority of mortgage loans we acquire through lender swap transactions. We also support liquidity in the market by issuing structured MBS backed by multifamily Fannie Mae MBS, including through our Fannie Mae GeMS program.
Multifamily Fannie Mae MBS Issuances
(Dollars in billions)
(1)A portion of structured securities issuances may be backed by Fannie Mae MBS issued during the same period and held by Fannie Mae. Structured securities backed by Fannie Mae MBS held by a third party are not included in the multifamily Fannie Mae MBS structured security issuance amounts.

Fannie Mae 2021 Form 10-K	123

MD&A | Multifamily Business | Multifamily Business Metrics
Presentation of Our Multifamily Guaranty Book of Business
For purposes of the information reported in this “Multifamily Business” section, we measure our multifamily guaranty book of business using the unpaid principal balance of mortgage loans underlying Fannie Mae MBS. By contrast, the multifamily guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of Fannie Mae MBS outstanding. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders.
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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee increased in 2021 compared with 2020 due to increased pricing on new multifamily business. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our portfolio, but it is also influenced by market forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap and the management of our overall portfolio composition.

Fannie Mae 2021 Form 10-K	124

MD&A | Multifamily Business | Multifamily Business Financial Results

Multifamily Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(Dollars in millions)
Net interest income	$4,158	$3,364	$3,280	$794	$84
Fee and other income	92	94	113	(2)	(19)
Net revenues	4,250	3,458	3,393	792	65
Fair value gains (losses), net	(12)	38	2	(50)	36
Administrative expenses	(508)	(509)	(458)	1	(51)
Credit-related income (expense)(2)	511	(623)	(19)	1,134	(604)
Credit enhancement expense(3)	(239)	(220)	(207)	(19)	(13)
Change in expected credit enhancement recoveries(4)	(108)	144	—	(252)	144
Other income (expenses), net(5)	(68)	103	170	(171)	(67)
Income before federal income taxes	3,826	2,391	2,881	1,435	(490)
Provision for federal income taxes	(777)	(467)	(558)	(310)	91
Net income	$3,049	$1,924	$2,323	$1,125	$(399)
(1)See “Note 10, Segment Reporting” for information about our segment allocation methodology.
(2)Consists of the benefit or provision for credit losses and foreclosed property income or expense. The presentation of our credit-related expense for the year ended December 31, 2019 represents amounts recognized prior to our transition to the lifetime loss model prescribed by the CECL standard.
(3)Primarily consists of costs associated with our MCIRT and MCAS programs as well as amortization expense for certain lender risk-sharing programs.
(4)Consists of change in benefits recognized from our freestanding credit enhancements that primarily relates to our DUS lender risk-sharing. See “Note 1, Summary of Significant Accounting Policies” for more information about our change in presentation.
(5)Consists of investment gains or losses, gains or losses from partnership investments, debt extinguishment gains or losses, and other income or expenses.
Net interest income

Multifamily net interest income increased in 2021 compared with 2020 primarily due to higher guaranty fee income as a result of an increase in our multifamily guaranty book of business combined with an increase in average charged guaranty fees and higher yield maintenance revenue related to the prepayment of multifamily loans.

Multifamily net interest income increased in 2020 compared with 2019 primarily due to higher guaranty fee income due to an increase in our multifamily guaranty book of business and an increase in average charged guaranty fees, partially offset by lower yield maintenance revenue and lower net interest income on other portfolios as a result of declining interest rates.

_____________________________________________________________________________

Fannie Mae 2021 Form 10-K	125

MD&A | Multifamily Business | Multifamily Business Financial Results
Credit-related income (expense)

Credit-related income in 2021 was primarily driven by a benefit from actual and projected economic data and lower expected credit losses as a result of the COVID-19 pandemic. The shift from credit-related expense in 2020 to credit-related income in 2021 was partially offset by a reduction in expected credit enhancement recoveries, which captures benefits recognized from our freestanding credit enhancements.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on our multifamily benefit or provision for credit losses. Also, see “Consolidated Results of Operations—Change in Expected Credit Enhancement Recoveries” for information on the impact of our adoption of the CECL standard on benefits from our freestanding credit enhancements.

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

Fannie Mae 2021 Form 10-K	126

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of December 31,
	2021	2020	2019
Weighted-average original LTV ratio	65%	66%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	11	10	11
Full term interest-only loans	33	30	27
Partial term interest-only loans(1)	51	51	51
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
Transfer of Multifamily Mortgage Credit Risk
Lender risk-sharing is a cornerstone of our Multifamily business. We primarily transfer risk through our DUS program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. DUS lenders receive credit risk-related revenues for their respective portion of credit risk retained, and, in turn, are required to fulfill any loss-sharing obligation. This aligns the interests of the lender and Fannie Mae throughout the life of the loan. We monitor the capital resources and loss-sharing capacity of our DUS lenders on an ongoing basis.
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Lenders who share on a tiered basis cover loan-level credit losses up to the first 5% of the unpaid principal balance of the loan and then share with us any remaining losses up to a prescribed limit. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of December 31, 2021, 2020 and 2019. In certain situations, to effectively manage our counterparty risk, we do not allow the lender to fully share in one-third of the credit risk, but have them share in a smaller portion.
While not a large portion of our multifamily guaranty book of business, our non-DUS lenders typically also have lender risk-sharing, where the lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
These lender risk-sharing agreements not only transfer credit risk, but also better align our interests with those of the lenders. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2021 and 2020.
To complement our front-end lender-risk sharing program, we engage in back-end credit risk transfer transactions through our MCIRT and MCAS transactions. Through these transactions, we transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors.
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
In the fourth quarter of 2021, we entered into two new credit risk transfer transactions, transferring mortgage credit risk through our MCIRT program. These transactions were the first new multifamily credit risk transfer transactions we entered into since the first quarter of 2020. The structure of and extent to which we engage in any additional credit risk transfer transactions in the future may be affected by our capital requirements, the degree of regulatory capital relief provided by the transactions, our risk appetite, the strength of future market conditions, the cost of these transactions, FHFA guidance, and the review of our overall business and capital plan.

Fannie Mae 2021 Form 10-K	127

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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of December 31,
	2021		2020
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$84,894	20%	$72,166	19%
MCAS	27,088	7	28,968	7
Total	$111,982	27%	$101,134	26%
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size, and credit enhancement coverage are important factors that influence credit performance and may help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of December 31, 2021 and 2020. Our estimates of current DSCRs are based on the latest available income information from annual statements for the included properties.
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

Fannie Mae 2021 Form 10-K	128

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Delinquency Statistics on our Problem Loans
The percentage of our multifamily loans classified as substandard in our guaranty book of business increased as of December 31, 2021 compared with December 31, 2020, due to the continued impact of COVID-19. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments or are in forbearance, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.42% as of December 31, 2021, compared with 0.98% as of December 31, 2020, primarily as a result of the ongoing economic recovery resulting in loans that received forbearance resolving their delinquency through completion of their repayment plans or otherwise reinstating. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. Our multifamily serious delinquency rate includes 0.23% of multifamily loans that were 180 days or more past due as of December 31, 2021 compared with 0.50% as of December 31, 2020.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Our multifamily serious delinquency rate, excluding loans that received a forbearance, was 0.04% as of December 31, 2021, compared with 0.03% as of December 31, 2020. We monitor the multifamily serious delinquency rate excluding loans that received a forbearance to better understand the impact that forbearance activity has had on the rate and to monitor loans that are seriously delinquent not as a result of COVID-19 or natural disasters.
COVID-19 Forbearance and Multifamily Eviction Moratorium
In response to the COVID-19 pandemic and its impact, we broadly offered forbearance to affected multifamily borrowers. In 2020, we delegated to our lenders the ability to provide forbearance for up to six monthly payments for most loan types. In September 2021, FHFA extended our program to provide forbearance for multifamily loans impacted by COVID-19 indefinitely. While the forbearance program remains in place, the delegation to our lenders expired on September 30, 2021. As a result, we determine whether to offer forbearance relief based on the borrower’s circumstances through our normal loss mitigation procedures. For delegated forbearances, borrowers are required to bring their loans current within a time period determined by multiplying the number of months of forbearance by four. For example, a three-month forbearance would translate into a twelve-month repayment period. In exchange for receiving forbearance, borrowers must agree to suspend tenant evictions for nonpayment of rent, provide monthly operating statements and remit any excess cash flow to our servicers on a monthly basis, to be held until the end of the forbearance period and then applied to missed mortgage payments.
Multifamily Loan Forbearance
As of December 31, 2021, nearly all of our multifamily loans that have received forbearance were associated with a COVID-19-related financial hardship, but only a small portion of these loans remained in forbearance. Seniors housing loans, which constituted 4% of our multifamily guaranty book of business as of December 31, 2021, accounted for approximately 42% of the total unpaid principal balance of multifamily loans that received a forbearance and remained in our multifamily guaranty book as of December 31, 2021. Of those multifamily seniors housing loans that received a forbearance and were still active on our guaranty book of business as of December 31, 2021, based on unpaid principal balance, 91% were reinstated, 6% were in a repayment plan, 1% were in active forbearance, and the remaining 2% had defaulted on their forbearance arrangement.

Fannie Mae 2021 Form 10-K	129

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the status as of December 31, 2021 and 2020 of the active multifamily loans in our guaranty book of business that have received a forbearance since the start of the pandemic, as well as the serious delinquency rate of such loans. Of the multifamily loans in an active forbearance as of December 31, 2021, 66% are the result of a COVID-19-related financial hardship, and 34% are related to a natural disaster-related financial hardship, based on unpaid principal balance. The table excludes multifamily loans that received a forbearance, but liquidated or were foreclosed upon prior to period end.

Status of Multifamily Forbearance Loans Outstanding
	As of December 31, 2021
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Percentage of Loans on Accrual Status	Percentage of Loans that are Seriously Delinquent
	(Dollars in millions)
Loans that received a forbearance, by status:(1)
Active forbearance(2)	22	$363	0.1%	8%	40%	100%
Repayment plan	82	1,070	0.3	22	31	96
Reinstated(3)	181	3,135	0.8	66	99	—
Defaulted(4)	27	191	*	4	—	100
Total loans that received a forbearance	312	4,759	1.2	100%	76	33
Loans that have not received a forbearance	28,544	408,331	98.8	—	99.97	0.04
Total multifamily guaranty book of business	28,856	$413,090	100%	1.2%	99.70%	0.42%

	As of December 31, 2020
	Number of Loans	Unpaid Principal Balance	Percentage of Unpaid Principal Balance in Book of Business	Percentage of Unpaid Principal Balance with Forbearance by Category	Percentage of Loans on Accrual Status	Percentage of Loans that are Seriously Delinquent
	(Dollars in millions)
Loans that received a forbearance, by status:(1)
Active forbearance(2)	88	$1,689	0.4%	32%	32%	100%
Repayment plan	183	2,707	0.8	52	82	61
Reinstated(3)	56	491	0.1	10	100	—
Defaulted(4)	33	325	0.1	6	—	100
Total loans that received a forbearance	360	5,212	1.4	100%	63	71
Loans that have not received a forbearance	28,285	379,335	98.6	—	99.96	0.03
Total multifamily guaranty book of business	28,645	$384,547	100%	1.4%	99.47%	0.98%
*    Represents less than 0.05% of unpaid principal balance.
(1)Excludes $957 million as of December 31, 2021 and $123 million as of December 31, 2020 in multifamily loans that received a forbearance after the start of the COVID-19 pandemic and liquidated prior to period end. Of the $957 million in loans that liquidated prior to December 31, 2021, $238 million went to foreclosure prior to that date, largely as a result of the foreclosure of loans within a seniors housing portfolio. There were no multifamily loans that received a forbearance after the start of the COVID-19 pandemic that went to foreclosure prior to December 31, 2020.
(2)Includes loans that are in the process of extending their forbearance.

Fannie Mae 2021 Form 10-K	130

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
(3)Represents loans that are no longer in forbearance but that are current according to the original terms of the loan or that have been modified and are performing under the modification.
(4)Includes loans that are no longer in forbearance and are not on a repayment plan. Loans in this population may proceed to other loss mitigation activities, such as modification, or to foreclosure.
Under our nonaccrual accounting policy for loans negatively impacted by the COVID-19 pandemic, we continue to accrue interest income for up to six months provided that the loans were either current as of March 1, 2020 or originated after March 1, 2020. Multifamily loans are placed on nonaccrual status when the borrower is six months past due unless the loan is both well secured and in the process of collection. See “Note 1, Summary of Significant Accounting Policies” for additional information about our nonaccrual accounting policy.
For multifamily loans that received forbearance and were in our book of business as of December 31, 2021, we have recorded a total accrued interest receivable balance of $29 million, for which we have established a valuation allowance of $2 million.
REO Management
The number of multifamily foreclosed properties held for sale was 31 properties with a carrying value of $302 million as of December 31, 2021, compared with 14 properties with a carrying value of $114 million as of December 31, 2020. The increase was primarily driven by the loans in a seniors housing portfolio that defaulted on their forbearance arrangements in 2020. The majority of the loans in this portfolio that defaulted on the terms of their forbearance agreement were foreclosed upon in 2021.
We expect to see additional foreclosures on loans that received a COVID-19 forbearance that are unable to successfully cure their delinquency through a repayment plan or other modification.
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

Multifamily Credit Loss Performance Metrics
	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Write-offs(1)	$(59)	$(136)	$(8)
Recoveries	49	1	4
Foreclosed property income (expense)	(19)	(20)	8
Credit gains (losses)	(29)	(155)	4
Freestanding loss-sharing benefit(2)	21	21	—
Credit gains (losses), net of freestanding loss-sharing benefit	$(8)	$(134)	$4

Credit (gain) loss ratio (in bps)(3)	0.7	4.3	(0.1)
Credit (gain) loss ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	0.2	3.7	N/A
Multifamily initial write-off severity rate(4)	13%	23%	22%
Multifamily write-off loan count	26	11	5
(1)Write-offs associated with non-REO sales are net of loss sharing.
(2)Represents expected benefits that we receive from write-offs as a result of certain freestanding credit enhancements, primarily multifamily DUS lender risk-sharing transactions. These benefits are recorded in “Change in expected credit enhancement recoveries” in our

Fannie Mae 2021 Form 10-K	131

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
consolidated statements of operations and comprehensive income. Prior to the adoption of the CECL standard, benefits from lender risk-sharing transactions were included in “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income.
(3)Calculated based on the amount of “Credit gains (losses)” and “Credit gains (losses), net of freestanding loss-sharing benefit,” divided by the average multifamily guaranty book of business during the period.
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
We had lower multifamily credit losses in 2021 than in 2020, primarily as a result of a seniors housing loan portfolio defaulting on its forbearance arrangements in 2020. This default led to a write-down during 2020, which increased our losses for 2020. We subsequently recognized recoveries on that loan portfolio, which contributed to lower credit losses in 2021.
Although we have already realized some credit losses related to COVID-19-impacted loans in recent periods, we expect our realized multifamily credit losses may remain higher over the next few years compared to pre-pandemic levels as some loans that have been materially impacted by COVID-19 are ultimately unable to reperform.
Multifamily Credit Ratios and Select Credit Information
The table below displays select credit ratios on our multifamily guaranty book of business, as well as the inputs used in calculating those ratios.

Multifamily Credit Ratios and Select Credit Information
	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Select multifamily credit ratios:
Nonaccrual loans as a percentage of guaranty book of business	0.30%	0.54%	0.13%

Credit loss reserves as a percentage of multifamily:
Guaranty book of business	0.17%	0.32%	0.08%
Nonaccrual loans at amortized cost	54.49	59.09	61.05

Select multifamily financial information used in calculating credit ratios:
Credit loss reserves(1)(2)	$(686)	$(1,225)	$(268)
Guaranty book of business	413,090	384,547	338,800
Nonaccrual loans	1,259	2,073	439

Components of multifamily credit loss reserves:
Allowance for loan losses	$(679)	$(1,208)	$(257)
Allowance for accrued interest receivable	(2)	(7)	—
Reserve for guaranty losses(3)	(5)	(10)	(11)
Total credit loss reserves(1)	$(686)	$(1,225)	$(268)
(1)Our multifamily credit loss reserves consist of our allowance for loan losses and the related accrued interest receivable, and our reserve for guaranty losses. Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $235 million as of December 31, 2021 and $358 million as of December 31, 2020, which are recorded in “Other assets” in our consolidated balance sheets as a result of the adoption of the CECL standard January 1, 2020. Prior to our adoption of the CECL standard, benefits for freestanding credit enhancements of $92 million as of December 31, 2019 were netted against our multifamily loss reserves.
(2)For periods beginning January 1, 2020, our measurement of loss reserves reflects a lifetime credit loss methodology pursuant to our adoption of the CECL standard. For prior periods, multifamily loss reserves were measured using an incurred loss methodology. For further details on our previous multifamily loss reserves methodology, refer to “Note 1, Summary of Significant Accounting Policies.”
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our consolidated financial statements.
Our credit loss reserves decreased in 2021 compared with 2020 primarily as a result of a benefit for credit losses, which we describe in “Consolidated Results of Operations—Credit-Related Income (Expense).” The balance of loans on

Fannie Mae 2021 Form 10-K	132

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
nonaccrual status remained elevated as of December 31, 2021 and 2020 compared to pre-pandemic levels primarily due to loans that received a COVID-19 forbearance that became more than six months delinquent and were placed on nonaccrual status. For additional information on our accounting policy for nonaccrual loans, see “Note 1, Summary of Significant Accounting Policies.”
Multifamily Maturity Information
The below table shows the contractual maturities and interest rate sensitivities of our multifamily loan portfolio. Although loans in our multifamily portfolio have varying contractual terms, the actual life of the loans may be significantly less than their contractual term as a result of prepayment.

Multifamily Loans: Maturities and Terms of Mortgage Loan Portfolio(1)
	As of December 31, 2021
	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Multifamily mortgage loan portfolio:(2)
Loans held for investment, at amortized cost:
Of Fannie Mae	$149	$704	$204	$126	$1,183
Of consolidated trusts	5,409	85,814	302,981	10,238	404,442
Total multifamily mortgage loans	$5,558	$86,518	$303,185	$10,364	$405,625
Multifamily mortgage loan portfolio by interest rate sensitivity:(2)
Fixed-rate	$5,454	$78,386	$280,212	$9,994	$374,046
Adjustable-rate	104	8,132	22,973	370	31,579
Total multifamily mortgage loans	$5,558	$86,518	$303,185	$10,364	$405,625
(1)We report the entire balance of the loan in the category that corresponds to the loan’s remaining contractual maturity date.
(2)Mortgage loans consist of the unpaid principal balance, premiums and discounts, and other cost basis adjustments. Excludes accrued interest receivable.
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
Primary Sources and Uses of Funds
Our liquidity depends largely on our ability to issue debt in the capital markets, including both corporate debt and sales of our MBS securities. Our status as a government-sponsored enterprise and continued federal government support is essential to maintaining our access to the debt markets. Substantially all of our sources and uses of funds identified below are both short-term and long-term in nature.
Our primary sources of cash include:
•issuance of long-term and short-term corporate debt;
•proceeds from the sale of mortgage-related securities, mortgage loans and other investments portfolio, including proceeds from sales of foreclosed real estate assets;
•principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;

Fannie Mae 2021 Form 10-K	133

MD&A | Liquidity and Capital Management
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
•potential investor concerns about the adequacy of funding available to us under or about changes to the senior preferred stock purchase agreement;
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
Our liquidity requirements have four components we must meet:
•a short-term cash flow metric that requires us to meet our expected cash outflows and continue to provide liquidity to the market over a 30-day period of stress, plus an additional $10 billion buffer;
•an intermediate cash flow metric that requires us to meet our expected cash outflows and continue to provide liquidity to the market over a 365-day period of stress;
•a specified minimum long-term debt to less-liquid asset ratio. Less-liquid assets are those that are not eligible to be pledged as collateral to Fixed Income Clearing Corporation; and
•a requirement that we fund our assets with liabilities that have a specified minimum term relative to the term of the assets.
As of December 31, 2021, we were in compliance with these requirements.

Fannie Mae 2021 Form 10-K	134

MD&A | Liquidity and Capital Management
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
Our debt funding needs and debt funding activity may vary from period to period depending on market conditions, including refinance volumes, the continued impact of the COVID-19 pandemic, our capital and liquidity management, and the size of our retained mortgage portfolio. See “Retained Mortgage Portfolio” for information about our retained mortgage portfolio and limits on its size.
We are currently subject to a $300 billion debt limit under our senior preferred stock purchase agreement with Treasury, which will decrease to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $202.5 billion as of December 31, 2021. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, our business activities may be constrained.
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

Fannie Mae 2021 Form 10-K	135

MD&A | Liquidity and Capital Management
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. The driver for the decrease in long-term debt from December 31, 2020 to December 31, 2021 was decreased funding needs compared with the prior year. In 2020, we had unusually high liquidity demands driven by our expectations relating to the COVID-19 pandemic, as well as historically high loan acquisition volumes through our whole loan conduit, resulting in high volumes of debt issuance during the year. Our funding needs were lower in 2021 because we built up a large amount of liquidity through our debt issuances in 2020, our expected loan buyouts relating to the COVID-19 pandemic have declined, and we are now able to retain more of our earnings pursuant to the terms of the January 2021 amendment to the senior preferred stock purchase agreement. As a result of our lower funding needs, the new debt we issued during 2021 replaced only some of our debt that paid off with no new long-term debt issuance after the first quarter of 2021.
Debt of Fannie Mae1
(Dollars in billions)
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. There were no hedge-related basis adjustments in 2020. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $1.6 billion and $393 million as of December 31, 2021 and 2020, respectively.
(2)Short-term debt was $2.8 billion as of December 31, 2021.

Fannie Mae 2021 Form 10-K	136

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of December 31,
	2021	2020
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.03%	0.18%
Interest rate on long-term debt, including portion maturing within one year	1.55%	1.34%
Interest rate on callable long-term debt	1.44%	1.40%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	109	196
Weighted-average maturity of debt maturing in more than one year (in months)	57	52
Other Data
Outstanding callable long-term debt	$47.0	$57.5
Connecticut Avenue Securities debt(2)	11.2	15.0
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Represents CAS debt issued prior to November 2018. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” for information regarding our Connecticut Avenue Securities.
We intend to repay our short-term and long-term debt obligations as they become due primarily through cash from business operations and proceeds from the issuance of additional debt securities.
For information on the maturity profile of our outstanding long-term debt for each of the years 2022 through 2026 and thereafter, see “Note 7, Short-Term and Long-Term Debt.”

Fannie Mae 2021 Form 10-K	137

MD&A | Liquidity and Capital Management
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.
The decrease in debt issued and paid off during 2021 compared with 2020 was primarily due to decreased funding needs as discussed above. We did not issue new debt to replace all of our debt that paid off during 2021.

Activity in Debt of Fannie Mae
	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$122,819	$194,604	$562,189
Weighted-average interest rate(1)	0.01%	1.04%	2.13%
Long-term:(2)
Amount	$2,815	$198,528	$21,545
Weighted-average interest rate	0.59%	0.52%	2.20%
Total issued:
Amount	$125,634	$393,132	$583,734
Weighted-average interest rate	0.03%	0.77%	2.13%

Paid off during the period:(3)
Short-term:
Amount	$132,199	$209,595	$559,938
Weighted-average interest rate(1)	0.02%	1.09%	1.99%
Long-term:(2)
Amount	$80,938	$76,308	$73,547
Weighted-average interest rate	0.75%	1.77%	2.38%
Total paid off:
Amount	$213,137	$285,903	$633,485
Weighted-average interest rate	0.30%	1.27%	2.04%
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
•changes in requirements by FHFA, Treasury or other regulators;
•a change or perceived change in the creditworthiness of the U.S. government, due to our reliance on the U.S. government’s support; or
•a downgrade in our credit ratings.

Fannie Mae 2021 Form 10-K	138

MD&A | Liquidity and Capital Management
We believe that our status as a government-sponsored enterprise and continued federal government support are essential to maintaining our access to debt funding. See “Risk Factors” for a discussion of the risks we face relating to:
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
Our off-balance sheet arrangements result primarily from the following:
•our guaranty of mortgage loan securitization and resecuritization transactions over which we have no control, which are reflected in our unconsolidated Fannie Mae MBS net of any beneficial ownership interest we retain, and other financial guarantees that we do not control;
•liquidity support transactions; and
•partnership interests.
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $226.4 billion as of December 31, 2021 and $153.6 billion as of December 31, 2020. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $5.4 billion as of December 31, 2021 and $6.4 billion as of December 31, 2020. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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

Fannie Mae 2021 Form 10-K	139

MD&A | Liquidity and Capital Management
Contractual Obligations
We have contractual obligations that affect our liquidity and capital resource requirements. These contractual obligations primarily consist of debt obligations (and associated interest payment obligations) and mortgage purchase commitments recognized on our consolidated balance sheet.
•For information about the amounts, maturities and contractual interest rates of our obligations related to debt, see “Note 7, Short-Term and Long-Term Debt.”
•For information about our mortgage purchase commitments, leases and other purchase obligations, see “Note 16, Commitments and Contingencies.”
Our contractual obligations also include $1.2 billion in cash received as collateral and future cash payments due under our unconditional and legally binding obligations to fund low-income housing tax credit partnership investments and other partnerships. These amounts are recognized on our consolidated balance sheets under “Other liabilities.”
In addition, our short and long-term liquidity and capital resource needs may be affected by our contractual obligations to make the payments listed below. The amounts of these payments are uncertain and will depend on future events:
•payments on our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, including Fannie Mae commingled structured securities. The amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2021, see “Guaranty Book of Business” and “Off-Balance Sheet Arrangements” earlier in this section;
•payments associated with our CIRT, CAS REMIC, MCAS, and CAS CLN transactions, the amount and timing of which are contingent upon the occurrence of future credit and prepayment events for the related reference pool of mortgage loans. For further details on these transactions, please see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Categories of Our Credit Risk Transfer Transactions” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk;” and
•payments related to our interest-rate risk management derivatives that may require cash settlement in future periods, the amount and timing of which depend on changes in interest rates. For further details on these transactions, please see “Note 8, Derivative Instruments.”

Fannie Mae 2021 Form 10-K	140

MD&A | Liquidity and Capital Management
Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio decreased during 2021 primarily as a result of a change in how funds held by consolidated trusts are invested, which resulted in a decrease in our holdings of U.S. Treasury securities. In the first quarter of 2021, we began to invest funds held by consolidated trusts directly in eligible short-term third-party investments. As the funds underlying these investments are restricted per the trust agreements, these securities are not considered in our sources of liquidity and are excluded from our other investments portfolio. Prior to this change, funds held by consolidated trusts were invested in Fannie Mae short-term debt, as allowed by the trust agreements. We then invested those proceeds in unrestricted short-term investments, which were included in our other investments portfolio. This change did not materially alter our liquidity position.
We used cash and other liquid assets that accumulated in 2020 to fund our operations during 2021; however, our other investments portfolio remains elevated from pre-pandemic levels. Due to lower overall funding needs in 2021, we reduced our debt issuances during this period, which also resulted in a reduction in our other investments portfolio as maturing investments were not replaced. In addition, we reduced our investments in securities purchased under agreements to resell and invested more in overnight repurchase agreements, which are classified as cash equivalents, as a result of market conditions.
Other Investments Portfolio
(Dollars in billions)
(1)Cash equivalents are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
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

Fannie Mae 2021 Form 10-K	141

MD&A | Liquidity and Capital Management
The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
As of December 31, 2021
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
Outlook	Stable	Stable	Negative
	(for Long-Term Senior Debt)		(for AAA rated Long-Term Issuer Default Ratings)
Cash Flows
Year Ended December 31, 2021. Cash, cash equivalents and restricted cash and cash equivalents decreased from $115.6 billion as of December 31, 2020 to $108.6 billion as of December 31, 2021. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) the redemption of funding debt, which outpaced issuances, primarily for the reasons described above.
Partially offsetting these cash outflows were cash inflows primarily from (1) the sale of Fannie Mae MBS to third parties, (2) proceeds from repayments and sales of loans, and (3) a decrease in our investment in U.S. Treasury securities.
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
Partially offsetting these cash inflows were cash outflows primarily from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) an increase in our investment in U.S Treasury securities.
Capital Management
Capital Requirements
As discussed below, we currently have a significant deficit of core capital relative to our statutory minimum capital requirement. Moreover, the enterprise regulatory capital framework, when it is fully applicable, will require us to hold more capital than the statutory requirement.
Statutory Minimum Capital
FHFA stated that, during conservatorship, our statutory regulatory capital requirements, as well as prior FHFA-directed regulatory capital requirements, will not be binding and that FHFA will not issue quarterly capital classifications. See “Note 12, Regulatory Capital Requirements” for information on the amount of regulatory capital we held as of December 31, 2021. The deficit of our core capital relative to statutory minimum capital established in the GSE Act was $100.3 billion as of December 31, 2021 and $124.3 billion as of December 31, 2020. Under the statutory capital requirements, core capital, as defined, does not include the value of the senior preferred stock.
Enterprise Regulatory Capital Framework
FHFA established an enterprise regulatory capital framework pursuant to its authority under the GSE Act, as described in “Business—Legislation and Regulation—GSE-Focused Matters—Capital.” The enterprise regulatory capital framework requires significantly higher levels of capital than what is required under our statutory minimum capital requirements. The enterprise regulatory capital framework went into effect in February 2021, but we are not currently required to hold capital according to the framework’s requirements. The dates on which we must comply with the quantitative requirements of the enterprise regulatory capital framework are staggered and largely dependent on whether we remain in conservatorship. We are required to report capital amounts as determined under the enterprise regulatory capital framework for periods beginning after 2021. As of December 31, 2021, we had a significant deficit relative to the amount of capital required under the enterprise regulatory capital framework.

Fannie Mae 2021 Form 10-K	142

MD&A | Liquidity and Capital Management
Capital Assessment Process
During 2021, we continued to develop capital management capabilities to align with requirements under the enterprise regulatory capital framework and to formalize our approach to assessing the adequacy of our capital to support current and future activities. Our approach includes our methodology for determining capital targets, ongoing monitoring, and internal communication regarding our capital position and adequacy. As part of our approach, we have established guidance on capital management considerations for use by decisionmakers, allowing them to assess relevant factors and exercise their discretion appropriately depending on circumstances. We actively monitor our current capital levels and anticipated changes in available and required capital. As part of managing our capital, we engage in planning for actions to take depending on our capital needs. This planning is linked to periodic capital adequacy monitoring, which enables us to identify and assess actual and potential changes in our capital levels and requirements.
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the fourth quarter of 2021 and none are payable for the first quarter of 2022. Also, the aggregate liquidation preference of the senior preferred stock increased to $163.7 billion as of December 31, 2021 and will further increase to $168.9 billion as of March 31, 2022. As of December 31, 2021, our net worth was $47.4 billion. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” for more information on the terms of our senior preferred stock.
Risk Management

We manage the risks that arise from our business activities through our enterprise risk management program. Our risk management activities are aligned with the requirements of FHFA’s Enterprise Risk Management Advisory Bulletin, which are consistent with the general principles set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Enterprise Risk Management (“ERM”): Integrating with Strategy and Performance framework.
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

Fannie Mae 2021 Form 10-K	143

MD&A | Risk Management
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
Components of Risk Management
Our risk management program is composed of four inter-related components that are designed to work together as a comprehensive risk management system aimed at enhancing our performance.

Fannie Mae 2021 Form 10-K	144

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

Risk Policy & Capital Committee

- Assists the Board in overseeing enterprise risk management and recommends for Board approval Board-level risk policies, risk appetite and limits

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

---

Lines of Defense

Business Units & Operations

First Line: *Generate, own and manage risks*

- Accountable for identifying, assessing, controlling, monitoring and reporting on all risks in executing their functions and operating in a sound control environment
- Conform to the risk appetite, policies, standards, and limits or thresholds approved by FHFA, the Board and the relevant management-level risk committees

ERM, Compliance & Ethics, Support Functions

Second Line: *Independent risk oversight and effective challenge*

- Consists of groups responsible for independent risk oversight and effective challenge of the first line business unit and support functions, such as Enterprise Risk Management and Compliance & Ethics
- Also includes other risk oversight functions that monitor risk-taking activities and assess risks and issues independent of first line business units and functions, but still under the direction and control of senior management

Internal Audit

Third Line: *Independent assurance*

- An independent, objective assurance and advisory function
- Provides an independent evaluation of the effectiveness of internal controls, risk management, and governance

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
Climate Change and Natural Disaster Risk Management
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

Fannie Mae 2021 Form 10-K	145

MD&A | Risk Management | Climate Change and Natural Disaster Risk Management
information on our single-family credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and for more information on our multifamily credit risk transfer transactions and our DUS program, see “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
In general, we require borrowers to obtain and maintain property insurance to cover the risk of damage to their property resulting from hazards such as fire, wind and, for properties in areas identified by FEMA as Special Flood Hazard Areas, flooding. At the time of origination, a borrower is required to provide proof of such insurance, and our servicers have the right and the obligation to obtain such insurance, at the borrower’s cost, if the borrower allows the required coverage to lapse. We do not generally require property insurance to cover damages from flooding in areas outside a Special Flood Hazard Area, or to cover earthquake damage to single-family properties or to multifamily properties unless required by a seismic-risk assessment.
In October 2021, FEMA launched Risk Rating 2.0, which is an actuarial and risk-based approach to pricing flood insurance premiums for properties based on their flood risk, irrespective of whether they are located in a Special Flood Hazard Area. Since October 1, 2021, all new flood insurance policies through FEMA’s National Flood Insurance Program (“NFIP”) have been subject to Risk Rating 2.0 premiums, and all remaining policies that renew after April 1, 2022 will be subject to the premiums. We expect the majority of households with insurance through the NFIP will experience a premium decrease or a slight increase. However, we expect a small fraction of those households will encounter significant increases in their annual flood insurance premiums. There is a statutory limit of annual increases in flood insurance premiums of 18%, which will mean some households will experience multiple years of increases. As Risk Rating 2.0 becomes applicable to an increasing number of policyholders and premiums increase in the coming years, the significant increase in premiums that will apply to some properties and communities may impact insurance affordability, uptake, and the maintenance of ongoing coverage, as well as property values. As of December 31, 2021, 2.9% of loans in our single-family guaranty book of business and 6.3% of loans in our multifamily guaranty book of business were located in a Special Flood Hazard Area, for which we require flood insurance.
In the event of a natural or other disaster, our servicers work with affected borrowers to develop a plan that addresses the borrower’s specific situation. Depending on the circumstances, the plan may include one or more of the following: a payment forbearance plan; a repayment or reinstatement plan; a payment deferral; loan modification; coordination with insurance companies and administration of insurance proceeds; and, if appropriate, foreclosure alternatives such as short sales and deeds-in-lieu of foreclosure, or foreclosure. In addition, Fannie Mae’s Disaster Response NetworkTM offers renters and single-family borrowers free financial counseling from HUD-approved housing advisors, including help in developing a recovery assessment and action plan, filing claims, working with mortgage servicers, and identifying and navigating sources of federal, state and local assistance. We also have a dedicated team at Fannie Mae focused on coordinating company-wide efforts to support communities affected by natural disasters as they recover. These activities are designed to assist renters and borrowers affected by disasters and thereby help reduce our losses, and we continue to evaluate their impact and seek new options and resources to deploy in response to disasters.
Recent years have seen frequent and severe natural disasters in the U.S., including hurricanes, wildfires and floods. Population growth and an increase in people living in high-risk areas, such as coastal areas vulnerable to severe storms and flooding, has also increased the impact of these events. Low- and moderate-income and minority households are disproportionately exposed to risks from severe weather events and have limited financial resources to withstand the economic impact.
The frequency and intensity of major weather-related events are indicative of climate change, the impacts of which are expected to persist and worsen in the future. The Intergovernmental Panel on Climate Change (“IPCC”), the United Nations’ climate science research group, released their Sixth Assessment Report, Climate Change 2021: The Physical Science Basis. The working group that developed the report consisted of over 200 authors from over 50 countries. The report concluded that it was unequivocal that humans have warmed the climate and that many of the changes cannot be undone in our lifetime.
We recognize that the increased frequency and intensity of major natural disasters poses risks for all stakeholders in the housing system, including borrowers, renters, lenders, investors, insurers and us. We have a Climate Impact team that is actively working to understand our exposures, identify best practices and strategies to mitigate the impacts such events can have on our guaranty book, sellers, servicers, and borrowers, and increase awareness on this issue. In 2021, we elevated the priority of climate-related issues from an organizational perspective by naming a Chief Climate Officer to identify risks and opportunities while partnering with constituents across the enterprise. We also increased the resources for the Climate Impact team from a staffing and budgeting perspective. Furthermore, we accelerated our focus in analyzing our physical and transition risks, while also reviewing the landscape of modeling approaches (catastrophe vs. climate models) and data needs to improve predictive results. From a mitigation perspective, we are reviewing internal and external policies to identify changes to address rising climate-related risks. Additionally, we are

Fannie Mae 2021 Form 10-K	146

MD&A | Risk Management | Climate Change and Natural Disaster Risk Management
exploring climate-related transition scenarios and their applicability to our business. In 2021, raising awareness on issues related to climate risk was a priority for us. We responded to request-for-information opportunities from FHFA and FEMA to share our perspective and highlight areas of focus that we believe regulators and other stakeholders should prioritize. We completed analysis on a nationwide flood survey and, in 2021, produced research and analysis to share our insights and analysis with external stakeholders. Finally, we have maintained our focus on improving our internal risk framework so that it more adequately considers climate-related risks.
Addressing climate and natural disaster risks will be critical to Fannie Mae Mae’s overall housing mission. We are exploring the role we, along with FHFA and others, can play in helping to address some of these risks. For example, we are working with internal and external stakeholders to develop and support climate and natural disaster resiliency standards. Given that improving resiliency of properties will take time, we are also focused on examining insurance requirements to promote financial stability of households impacted by severe weather. One other consideration is the impact of resiliency or energy efficiency standards on affordability. A key challenge will be to appropriately balance improvements on climate resiliency and energy efficiency with affordability, particularly in historically underserved communities. Developing solutions to these challenges is complicated by the range and diversity of affected stakeholders, the possible need for legislative or regulatory action, industry insurance capacity, and the need to balance risk mitigation, affordability and sustainability.
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
Establishment and Observance of Counterparty Eligibility Standards
The institutions with which we do business vary in size, complexity and geographic footprint. Because of this, counterparty eligibility criteria vary depending upon the type and magnitude of the risk exposure incurred. We use a risk-based approach to assess the credit risk of our counterparties through regular examination of their financial statements, confidential communication with the management of those counterparties and regular monitoring of publicly available credit rating information. This and other information is used to develop proprietary credit rating metrics that we use to assess credit quality. Factors including corporate or third-party support or guarantees, our knowledge of the counterparty and its management, reputation, quality of operations and experience are also important in determining the initial and continuing eligibility of a counterparty.

Fannie Mae 2021 Form 10-K	147

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
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
In describing our mortgage insurance coverage, “insurance in force” refers to the unpaid principal balance of single-family loans in our conventional guaranty book of business covered under the applicable mortgage insurance policies. Our total mortgage insurance in force was $692.3 billion, or 20% of our single-family conventional guaranty book of business, as of December 31, 2021, compared with $675.0 billion, or 21% of our single-family conventional guaranty book of business, as of December 31, 2020.
“Risk in force” refers to the maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan-level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy. As of December 31, 2021, our total mortgage insurance risk in force was $176.8 billion,

Fannie Mae 2021 Form 10-K	148

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
or 5% of our single-family conventional guaranty book of business, compared with $171.2 billion, or 5% of our single-family conventional guaranty book of business, as of December 31, 2020.
Our total mortgage insurance in force and risk in force excludes insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals.
The charts below display our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on the single-family loans in our conventional guaranty book of business.
Mortgage Insurer Concentration(1)

Arch Capital Group Ltd.	Radian Guaranty, Inc.	Mortgage Guaranty Insurance Corp.

Genworth Mortgage Insurance Corp.	Essent Guaranty, Inc.	National Mortgage Insurance Corp.

Others

(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
As of December 31, 2021, and 2020, 1% of our total risk-in-force coverage was held with three mortgage insurers that are in run-off, and therefore are no longer approved to write new insurance with us. See “Risk Factors—Credit Risk” for a discussion of the risks to our business of claims under our mortgage insurance policies not being paid in full or at all, including the risks associated with our three mortgage insurance counterparties that are in run-off.
Mortgage insurers must meet and maintain compliance with PMIERs to be eligible to write mortgage insurance on loans acquired by Fannie Mae. The PMIERs are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario.
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

Fannie Mae 2021 Form 10-K	149

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
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

•As of December 31, 2021, our CIRT counterparties had a maximum liability to us of $12.6 billion.
•As of December 31, 2021, $3.6 billion in liquid assets securing CIRT counterparties’ obligations were held in trust accounts.
•Our top five CIRT counterparties had a maximum liability to us of $5.4 billion as of December 31, 2021, compared with $4.9 billion as of December 31, 2020.
For information on our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with multifamily lenders, primarily through the DUS program, pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on multifamily loans was $97.6 billion as of December 31, 2021, compared with $92.9 billion as of December 31, 2020. As of December 31, 2021, 52% of our maximum potential loss recovery on multifamily loans was from five DUS lenders as compared with 51% as of December 31, 2020.
As noted above in “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk,” our primary multifamily delivery channel is our DUS program, which is composed of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2021, approximately 33% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 35% as of December 31, 2020. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.

Fannie Mae 2021 Form 10-K	150

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
A large portion of our single-family guaranty book is serviced by non-depository servicers, particularly our delinquent single-family loans. Compared with depository financial institutions, these institutions pose additional risks to us because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage servicer counterparties, which are mostly depository institutions. Unlike for depository servicers, much of the capital of non-depository servicers is represented by the value of mortgage servicing rights, which is subject to variability based on market conditions and therefore is an important factor in determining capital adequacy. We require single-family non-depository servicers to meet minimum liquidity requirements to maintain eligibility with Fannie Mae. We actively monitor the financial condition and capital adequacy of these non-depository servicers, including their compliance with our requirements.
In June 2020, FHFA announced that it would re-propose the minimum financial eligibility requirements for Fannie Mae and Freddie Mac sellers and servicers due to market volatility driven by the COVID-19 pandemic. In January 2021, FHFA issued its re-proposal which, if adopted as proposed, may increase capital and liquidity requirements for our single family non-depository sellers and servicers.

Fannie Mae 2021 Form 10-K	151

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

•As of December 31, 2021, Wells Fargo Bank, N.A., together with its affiliates, serviced approximately 10% of our single-family guaranty book of business, compared with 13% as of December 31, 2020.
The charts below display the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers.
Multifamily Mortgage Servicer Concentration

Top 5	Others

•As of December 31, 2021 and 2020, Walker & Dunlop, LLC and Wells Fargo Bank, N.A., together with its affiliates, each serviced over 10% of our multifamily guaranty book of business.
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

Fannie Mae 2021 Form 10-K	152

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
As of December 31, 2021, our other investments portfolio totaled $133.2 billion and included $83.6 billion of U.S. Treasury securities. As of December 31, 2020, our other investments portfolio totaled $197.0 billion and included $130.5 billion of U.S. Treasury securities. We mitigate our risk by monitoring the credit risk position of our other investments portfolio. As of December 31, 2021, we held $7.7 billion in overnight unsecured deposits with four financial institutions, compared with $8.1 billion held with four financial institutions as of December 31, 2020. The short-term credit ratings for each of these financial institutions by S&P, Moody’s and Fitch were at least A-1 or the Moody’s or Fitch equivalent of A-1.
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
As of December 31, 2021, we had twelve counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements, compared with thirteen counterparties as of December 31, 2020. We had outstanding notional amounts with all of these OTC counterparties, and the highest concentration by total outstanding notional amount was approximately 6% as of December 31, 2021 compared with 4% as of December 31, 2020, measured based on all derivatives outstanding.
Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure to credit loss on derivative instruments was less than $1 million as of December 31, 2021 and $179 million as of December 31, 2020.
See “Note 8, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2021 and 2020.

Fannie Mae 2021 Form 10-K	153

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
Other Counterparties
Counterparty Credit Risk Exposure Arising from the Resecuritization of Freddie Mac-Issued Securities
We have been resecuritizing Freddie Mac-issued securities since June 2019 when we began issuing UMBS, which has increased our credit risk exposure and operational risk exposure to Freddie Mac, and our risk exposure to Freddie Mac is expected to increase as we issue more structured securities backed by Freddie Mac securities going forward. In the event Freddie Mac were to fail (for credit or operational reasons) to make a payment on a payment date on Freddie Mac securities that we had resecuritized in a Fannie Mae-issued structured security, we would be responsible for making the entire payment on the Freddie Mac securities included in that structured security in order to make payments on any of our outstanding single-family Fannie Mae MBS to be paid on that payment date. Accordingly, as the amount of structured securities we issue that are backed by Freddie Mac securities grows, if Freddie Mac were to fail to meet its obligations to us under the terms of these securities, it could have a material adverse effect on our earnings and financial condition. We believe the risk of default by Freddie Mac is negligible because of the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury.
As of December 31, 2021, approximately $212.3 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities. As of December 31, 2020, approximately $137.3 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities. See “Business—Mortgage Securitizations—Uniform Mortgage-Backed Securities, or UMBS” and “Risk Factors—GSE and Conservatorship Risk” for more information on risks associated with our issuance of UMBS.
Central Counterparty Clearing Institutions
Fannie Mae is a clearing member of two divisions of Fixed Income Clearing Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a result of these trades, we are required to post initial and variation margin payments and are exposed to the risk that FICC fails to perform. As a clearing member of FICC, we are exposed to the risk that the CCP or one or more of the CCP’s clearing members fails to perform its obligations as described below.
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
We actively monitor the risks associated with the FICC in order to effectively manage this counterparty risk and our associated liquidity exposure
Custodial Depository Institutions
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

Fannie Mae 2021 Form 10-K	154

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
Document Custodians
We use third-party document custodians to provide loan document certification and custody services for some of the loans that we purchase and securitize. In many cases, our lenders or their affiliates also serve as document custodians for us. Our ownership rights to the mortgage loans that we own or that back our Fannie Mae MBS could be challenged if a lender intentionally or negligently pledges or sells the loans that we purchased or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a lender or one of its affiliates acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the lender were to become insolvent. We mitigate these risks through legal and contractual arrangements with these custodians that identify our ownership interest, as well as by establishing qualifying standards for document custodians and requiring removal of the documents to our possession or to an independent third-party document custodian if we have concerns about the solvency or competency of the document custodian.
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
Market Risk Management, including Interest-Rate Risk Management
We are subject to market risk, which includes interest-rate risk and spread risk. These risks arise from our mortgage asset investments. Interest-rate risk is the risk that movements in benchmark interest rates could adversely affect the fair value of our assets or liabilities or our future earnings. Spread risk represents the change in an instrument’s fair value related to factors other than changes in the benchmark interest rate.
Interest-Rate Risk Management
Our goal is to manage market risk from our net portfolio to be neutral to movements in interest rates and volatility, subject to model constraints and prevailing market conditions. We employ an integrated interest-rate risk management strategy that allows for informed risk taking within pre-defined corporate risk limits. Decisions regarding our strategy in managing interest-rate risk are based upon our corporate market risk policy and limits that are approved by our Board of Directors.
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
The metrics used to measure our interest-rate exposure are generated using internal models. Our internal models, consistent with standard practice for models used in our industry, require numerous assumptions. There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The reliability of our prepayment estimates and interest-rate risk metrics depends on the availability and quality of historical data for each of the types of securities in our net portfolio, as discussed below. When market conditions change rapidly and dramatically,

Fannie Mae 2021 Form 10-K	155

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management the assumptions of our models may no longer accurately capture or reflect the changing conditions. On a continuous basis, management makes judgments about the appropriateness of the risk assessments indicated by the models. See “Risk Factors—Operational Risk” for a discussion of the risks associated with our reliance on models to manage risk.
Sources of Interest-Rate Risk Exposure
We are exposed to interest-rate risk through our “net portfolio,” which we define as our retained mortgage portfolio assets; other investments portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and other investments portfolio; and mortgage commitments and risk management derivatives.
We are also exposed to interest-rate risk in connection with cost basis adjustments related to mortgage assets, mainly single-family and multifamily mortgage loans, held by our consolidated MBS trusts. These cost basis adjustments often result from upfront cash fees exchanged at the time of loan acquisition, which include buy-ups, buy-downs, and loan-level risk-based price adjustments. For single-family loans, borrowers have the option to prepay at any time without penalty before the scheduled maturity date or continue paying until the stated maturity. Given this prepayment option held by the borrower, we are exposed to uncertainty as to when or at what rate prepayments will occur, which affects the length of time our mortgage assets will remain outstanding and the timing of the cash flows related to these assets. This prepayment uncertainty results in a potential mismatch between the timing of receipt of cash flows related to our assets and the timing of payment of cash flows related to our liabilities. Additionally, the timing of when we recognize amortization income related to cost basis adjustments may be affected by prepayments, thereby impacting our earnings. Changes in the timing of income recognition related to cost basis adjustments impact the present value of this income. See “Consolidated Results of Operations—Net Interest Income—Analysis of Deferred Amortization Income” for more information on our outstanding net cost basis adjustments related to consolidated MBS trusts.
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
Interest-Rate Risk Management Strategy
Our goal for managing the interest-rate risk of our net portfolio is to be neutral to movements in interest rates and volatility. This involves asset selection and structuring of our liabilities to match and offset the interest-rate characteristics of our retained mortgage portfolio and our investments in non-mortgage securities. We have actively managed the interest-rate risk of our net portfolio through a strategy incorporating the following principal elements:
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
•Fair Value Hedge Accounting. We utilize fair value hedge accounting to align the timing of when we recognize the interest-rate driven fair value changes in hedged mortgage loans and funding debt with derivative hedging instruments to mitigate GAAP earnings exposure to interest-rate changes.
We do not currently actively manage or hedge our spread risk, other than through asset monitoring and disposition, or the interest-rate risk arising from cost basis adjustments associated with mortgage assets held by our consolidated MBS trusts. Our spread risk includes the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. See “Risk Factors—Market and Industry Risk” for a discussion of the risks to our business posed by changes in interest rates and changes in spreads and “Earnings Exposure to Interest-Rate Risk” below for the impact of market risk on our earnings.

Fannie Mae 2021 Form 10-K	156

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

Fannie Mae 2021 Form 10-K	157

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
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
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended December 31, 2021 and 2020.
The sensitivity measures displayed in the table below, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below:

Fannie Mae 2021 Form 10-K	158

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
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
	2021	2020
	(Dollars in millions)
Rate level shock:
-100 basis points	$(184)	$(179)
-50 basis points	(69)	8
+50 basis points	54	(111)
+100 basis points	75	(154)
Rate slope shock:
-25 basis points (flattening)	(8)	(9)
+25 basis points (steepening)	8	4

	For the Three Months Ended December 31,(1)(3)
	2021			2020
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	(0.05)	$(5)	$(77)	0.02	$(32)	$(46)
Minimum	(0.09)	(10)	(110)	(0.03)	(51)	(129)
Maximum	0.00	1	(25)	0.08	(9)	27
Standard deviation	0.02	3	17	0.03	14	49
(1)Computed based on changes in U.S. LIBOR interest-rate swap curves.
(2)Measured on the last business day of each period presented.
(3)Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest-rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero years in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of December 31, 2021. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest-rate shocks of the same magnitude.

Fannie Mae 2021 Form 10-K	159

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
We use derivatives to help manage the residual interest-rate risk exposure between our assets and liabilities in our net portfolio. Derivatives have enabled us to keep our economic interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of December 31,(1)
	2021	2020
	(Dollars in millions)
Before derivatives	$(539)	$(613)
After derivatives	(69)	8
Effect of derivatives	470	621
(1)Measured on the last business day of each period presented.
Earnings Exposure to Interest-Rate Risk
While we manage the interest-rate risk of our net portfolio with the objective of remaining neutral to movements in interest rates and volatility on an economic basis as discussed above, our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. Specifically, we have exposure to earnings volatility that is driven by changes in interest rates in two primary areas: our net portfolio and our consolidated MBS trusts. The exposure in the net portfolio is primarily driven by changes in the fair value of risk management derivatives, mortgage commitments, and certain assets, primarily securities, that are carried at fair value. The exposure related to our consolidated MBS trusts relates to changes in our credit loss reserves and to the amortization of cost basis adjustments resulting from changes in interest rates.
In January 2021, we began applying fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates, including LIBOR and SOFR. Although our hedge accounting program is designed to address the volatility of our financial results associated with changes in fair value related to changes in the benchmark interest rates, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is dependent upon the volume and type of interest-rate swaps available, which is driven by our interest-rate risk management strategy discussed above. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships daily to provide flexibility in our overall risk management strategy.
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

Fannie Mae 2021 Form 10-K	160

MD&A | Risk Management | Operational Risk Management
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
We have developed and continue to enhance our cybersecurity risk management program to protect the security of our computer systems, software, networks and other technology assets against unauthorized attempts to access confidential information or to disrupt or degrade business operations. Our cybersecurity risk management program aligns to the COSO Enterprise Risk Management framework and the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity, and has evolved based on the changing needs of our business, the evolving threat environment and FHFA regulatory guidance. Our cybersecurity risk management program extends to oversight of third parties that could be a source of cybersecurity risk, including lenders that use our systems and third-party service providers. We examine the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing, incident response exercises, maturity assessments and industry benchmarking. We continue to strengthen our partnerships with the appropriate government and law enforcement agencies and with other businesses and cybersecurity services in order to understand the full spectrum of cybersecurity risks in the environment, enhance our defenses and improve our resiliency against cybersecurity threats. We also have obtained insurance coverage relating to cybersecurity risks. To date, we have not experienced any material losses relating to cyber attacks. However, recent large-scale cyber attacks suggest that the risk of damaging cyberattacks is increasing. As a result, we anticipate increasing our investments in our cybersecurity infrastructure. For a discussion of our Board of Directors’ role in overseeing the company’s cybersecurity risk management, see “Directors, Executive Officers and Corporate Governance—Corporate Governance—Risk Management Oversight—Board's Role in Cybersecurity Risk Oversight.”
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex and are often not recognized until launched. In addition, we have discussed and worked with lenders, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties, and we may not be able to ensure that these third parties have appropriate controls in place to prevent cyber attacks. See “Risk Factors—Operational Risk” for additional discussion of cybersecurity risks to our business.
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
Critical Accounting Estimates

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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies and estimates with the Audit Committee of our Board of Directors. See “Risk Factors” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified one of our accounting estimates, allowance for loan losses, as critical because it involves significant judgments and assumptions about highly complex

Fannie Mae 2021 Form 10-K	161

MD&A | Critical Accounting Estimates
and inherently uncertain matters, and the use of reasonably different judgments and assumptions could have a material impact on our reported results of operations or financial condition.
Allowance for Loan Losses
The allowance for loan losses is an estimate of single-family and multifamily HFI loan receivables that we expect will not be collected related to loans held by Fannie Mae or by consolidated Fannie Mae MBS trusts. The expected credit losses are deducted from the amortized cost basis of HFI loans to present the net amount expected to be received.
The allowance for credit losses involves substantial judgment on a number of matters including the development and weighting of macroeconomic forecasts, the reversion period applied, the assessment of similar risk characteristics, which determines the historic loss experience used to derive probability of loan default, the valuation of collateral, and the determination of a loan’s remaining expected life. Our most significant judgments involved in estimating our allowance for credit losses relate to the macroeconomic data used to develop reasonable and supportable forecasts for key economic drivers, which are subject to significant inherent uncertainty. Most notably, for single-family, the model uses forecasted single-family home prices as well as a range of possible future interest rate environments, which drive prepayment speeds and impact the measurement of the interest-rate concession provided on modified loans. For multifamily, the model uses forecasted rental income and property valuations. For purposes of the macroeconomic sensitivities disclosed below, we have determined that our single-family home price forecast and interest rate forecast are the most significant judgments used in our estimation of credit losses for the year ended December 31, 2021.
Quantitative Component
We use a discounted cash flow method to measure expected credit losses on our single-family mortgage loans and an undiscounted loss method to measure expected credit losses on our multifamily mortgage loans. The models use reasonable and supportable forecasts for key macroeconomic drivers.
Our modeled loan performance is based on our historical experience of loans with similar risk characteristics adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our loan loss estimates capture the possibility of a multitude of events, including remote events that could result in credit losses on loans that are considered low risk. Our credit loss models, including the macroeconomic forecast data used as key inputs, are subject to our model oversight and review processes as well as other established governance and controls.
Qualitative Component, including Management Adjustments
Our process for measuring expected credit losses for the period is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. Management adjustments may be necessary to take into consideration external factors and current macroeconomic events that have occurred but are not yet reflected in the data used to derive the model outputs. Qualitative factors and events not previously observed by the models through historical loss experience (such as new or more infectious variants of the COVID-19 virus or the effects of economic stimulus) are also considered, as well as the uncertainty of their impact on credit loss estimates. As of December 31, 2020, management applied its judgment and supplemented model results to reflect the continued high degree of uncertainty regarding the future impact of the pandemic and its effect on the economy. As of December 31, 2021, management has removed the remaining non-modeled adjustment as the effects of the government’s economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies were much less uncertain. Additionally, we believe the array of possible future economic environments included in our credit model, which captures scenarios that may be remote, combined with data consumed over the course of the COVID-19 pandemic, such as forbearance outcomes, have removed the need to continue to supplement modeled results.
Macroeconomic Variables and Sensitivities
Our credit-related income or expense can vary substantially from period to period based on forecasted macroeconomic drivers; primarily home prices and interest rates related to our single-family book of business. We develop regional forecasts for single-family home prices using a multi-path simulation that captures home price projections over a five-year period, which is the period for which we can develop reasonable and supportable forecasts. After the five-year period, the home price forecast reverts to a historical long-term growth rate. Our model projects the range of possible interest rate scenarios over the life of the loan. This process captures multiple possible outcomes of what could be more or less favorable economic environments for the borrower, and therefore will increase or decrease the likelihood of default or prepayment depending on the environment in each path of the simulation.

Fannie Mae 2021 Form 10-K	162

MD&A | Critical Accounting Estimates
The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent a mean path of those simulations used in determining the allowance for each quarter during the year ended December 31, 2021, and how those forecasts have changed between periods of estimate. Below we present the two succeeding periods used in our estimate of expected credit losses. The forecasts consider periods beyond those presented below. See “Key Market Economic Indicators” for additional information about how home prices affect our loan loss estimates, including a discussion of home price appreciation and our home price forecast. Also see “Consolidated Results of Operations—Credit-Related Income (Expense)” for a discussion of how our home price forecast impacted our 2020 and 2021 single-family benefit (provision) for credit losses.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth rate by period of estimate:(2)
	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	18.8%	8.2%	2.9%
Third Quarter 2021	18.4	7.9	2.4
Second Quarter 2021	14.8	5.4	2.5
First Quarter 2021	8.8	2.5	1.7

Forecasted 30-year interest rates by period of estimate: (3)
	Through the end of December 31,	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	3.2%	3.5%	3.7%
Third Quarter 2021	3.1	3.4	3.7
Second Quarter 2021	3.1	3.4	3.6
First Quarter 2021	3.1	3.3	3.6
(1)     These forecasts are provided here solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic & Strategic Research group provides its forecast of economic and housing market conditions, which are available in the “Research and Insights” section of our website, fanniemae.com.
(2)     These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable growth. We continually update our home price growth estimates and forecasts as new data become available. As a result, the forecast data in this table may also differ from the forecasted home price growth rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the forecast data we used in estimating credit losses for the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are approved as part of our established governance process, through the date of filing, to ensure the reasonableness of the inputs used to calculate estimated credit losses.
(3)    Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Through the year ending 2021, forecasts represent the average forecasted rate from the quarter-end through the end of December 31, 2021. The fourth quarter of 2021 interest rate represents the 30-year interest rate as of December 31, 2021.
It is difficult to estimate how potential changes in any one factor or input might affect the overall credit loss estimates, because management considers a wide variety of factors and inputs in estimating the allowance for credit losses. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or loan types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others. Changes in our assumptions and forecasts of economic conditions could significantly affect our estimate of expected credit losses and lead to significant changes in the estimate from one reporting period to the next.
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home price appreciation, assuming a one-percent increase in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the allowance for loan losses as of December 31, 2021 would decrease by approximately 2%. Conversely, assuming a

Fannie Mae 2021 Form 10-K	163

MD&A | Critical Accounting Estimates
one-percent decrease in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the allowance for loan losses would increase by approximately 2%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the allowance for loan losses as of December 31, 2021 would increase by approximately 6%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the allowance for loan losses would decrease by approximately 7%.
These sensitivity analyses are hypothetical. In addition, sensitivities for home price and interest rate changes are non-linear. As a result, changes in these estimates are not incrementally proportional. The purpose of this analysis is to provide an indication of the impact of home price appreciation and 30-year interest rates on the estimate of the allowance for credit losses. For example, it is not intended to imply management’s expectation of future changes in our forecasts or any other variables that may change as a result.
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies.” See “Note 4, Allowance for Loan Losses” for additional information about our current period benefit (provision) for loan losses, including a discussion of the estimates used in measuring the impact of the COVID-19 pandemic on our allowance.
See “Key Market Economic Indicators” for additional information about how home prices affect our loan loss estimates, including a discussion of home price appreciation and our home price forecast. Also see “Consolidated Results of Operations—Credit-Related Income (Expense)” for a discussion on how our home price forecast impacted our 2020 and 2021 single-family benefit (provision) for credit losses.
Impact of Future Adoption of New Accounting Guidance

We have not identified recently issued accounting changes that are expected to materially impact our future consolidated financial statements. See “Note 1, Summary of Significant Accounting Policies” for recently implemented accounting guidance.
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
“Amortization income” refers to income resulting from the amortization of cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual life of the loan or security. These basis adjustments often result from upfront fees that we receive at the time of loan acquisition primarily related to single-family loan-level price adjustments or other fees we receive from lenders, which are amortized over the contractual life of the loan.
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

Fannie Mae 2021 Form 10-K	164

MD&A | Glossary of Terms Used in This Report
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
“Desktop Underwriter” or “DU” refers to our proprietary automated underwriting system used by mortgage lenders to evaluate the substantial majority of our single-family loan acquisitions.
“Delegated Underwriting and Servicing Program” or “DUS Program” refers to our multifamily business program whereby DUS lenders, who must be pre-approved by us, are delegated the authority to underwrite and service loans for delivery to us in accordance with our standards and requirements.
“FHFA” refers to the Federal Housing Finance Agency. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks. FHFA is our safety and soundness regulator and our mission regulator. FHFA also has been acting as our conservator since September 6, 2008. For more information on FHFA’s authority as our conservator and as our regulator, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Legislation and Regulation—GSE-Focused Matters.”
“GSE Act” refers to the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008. We are subject to regulation applicable to us pursuant to the GSE Act, as described in “Business—Legislation and Regulation.”
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

Fannie Mae 2021 Form 10-K	165

MD&A | Glossary of Terms Used in This Report
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
“TCCA fees” refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we remit to Treasury on a quarterly basis.
“TDR” or “troubled debt restructuring” refers to a modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties.

Fannie Mae 2021 Form 10-K	166

MD&A | Glossary of Terms Used in This Report
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

Fannie Mae 2021 Form 10-K	167

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of December 31, 2021, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2021 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2021 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2021 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

Fannie Mae 2021 Form 10-K	168

Controls and Procedures
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s assessment of our internal control over financial reporting as of December 31, 2021 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021. This report is included below under the heading “Report of Independent Registered Public Accounting Firm.”
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
Management has determined that we continued to have the following material weakness as of December 31, 2021 and as of the date of filing this report:
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

Fannie Mae 2021 Form 10-K	169

Controls and Procedures
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
Mitigating Actions Related to Material Weakness
As described above under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:
•    FHFA has established the Division of Conservatorship Oversight and Readiness, which is intended to facilitate operation of the company with the oversight of the conservator.
•    We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.
•    FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2021 Form 10-K, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the 2021 Form 10-K, and it was not aware of any material misstatements or omissions in the 2021 Form 10-K and had no objection to our filing the 2021 Form 10-K.
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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2021 have been prepared in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from October 1, 2021 through December 31, 2021 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Fannie Mae 2021 Form 10-K	170

Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 15, 2022, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of a new accounting standard and the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.
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

Fannie Mae 2021 Form 10-K	171

Controls and Procedures
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
•Disclosure Controls and Procedures – The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency (as conservator) that is needed to meet their disclosure obligations under the federal securities laws as they relate to financial reporting.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 15, 2022

Fannie Mae 2021 Form 10-K	172

Other Information
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Amy E. Alving

Age 59 Independent director since October 2013 Board committees: • Nominating and Corporate Governance • Risk Policy and Capital • Strategic Initiatives and Technology (Chair)
Dr. Alving served as Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), now known as Leidos Holdings, Inc., a scientific, engineering and technology applications company, from 2007 to 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota. Dr. Alving is currently a member of the Board of Directors of DXC Technology Company, where she serves as a member of the Audit Committee. Dr. Alving is also a current member of the Board of Directors of Howmet Aerospace Inc. (formerly Arconic Inc.), where she serves as Chair of both the Governance and Nominating Committee and the Cybersecurity Advisory Subcommittee. Dr. Alving previously served on the Board of Directors of Arconic Inc. from November 2016 to May 2017 and rejoined its Board of Directors in May 2018. From 2010 to 2015, Dr. Alving was a member of the Board of Directors of Pall Corporation, where she served as a member of the Audit Committee and the Nominating/Governance Committee. In addition, she is a Trustee of Princeton University.

Sheila C. Bair

Age 67 Independent director since August 2019; Board Chairwoman since November 2020 Board committees: • Community Responsibility and Sustainability
Ms. Bair was President of Washington College from 2015 to June 2017. Prior to that, she was Senior Advisor to the Pew Charitable Trusts from 2011 to 2015. Ms. Bair was also Senior Advisor to DLA Piper, an international law firm, from 2014 to 2015. Ms. Bair was the Chair of the Federal Deposit Insurance Corporation from 2006 to 2011. From 2002 to 2006, she was the Dean’s Professor of Financial Regulatory Policy for the Isenberg School of Management at the University

Fannie Mae 2021 Form 10-K	173

Directors, Executive Officers and Corporate Governance | Directors
of Massachusetts—Amherst. She also served as Assistant Secretary for Financial Institutions at the U.S. Department of the Treasury from 2001 to 2002, Senior Vice President for Government Relations of the New York Stock Exchange from 1995 to 2000, Commissioner of the Commodity Futures Trading Commission from 1991 to 1995, counsel to the New York Stock Exchange from 1988 to 1990, and counsel to Senator Bob Dole from 1981 to 1988. Ms. Bair is currently a member of the Board of Directors of Bunge Limited, where she serves on the Audit Committee, the Corporate Governance and Nominations Committee, and the Enterprise Risk Management Committee. Ms. Bair is also a member of the Board of Directors of The Lion Electric Co., where she serves on the Audit Committee and the Nominating and Corporate Governance Committee. From 2012 to May 2021, Ms. Bair served as a member of the Board of Directors of Host Hotels & Resorts, Inc., where she served as a member of the Audit Committee and the Nominating and Corporate Governance Committee. From 2014 to June 2020, Ms. Bair served as a member of the Board of Directors of the Thomson Reuters Corporation, where she served on the Risk Committee and Audit Committee. From March 2017 to March 2020, Ms. Bair served as a member of the Board of Directors of the Industrial and Commercial Bank of China Ltd. (“ICBC”), where she served on the Compensation Committee, the Nomination Committee, the Risk Management Committee, the Strategy Committee and the US Risk Committee. Ms. Bair also serves as Chair Emerita and Senior Advisor to the CFA Institute Systemic Risk Council, a public interest group that monitors progress on the implementation of financial reforms, and on the boards of Paxos Trust Company, LLC and its parent Kabompo Holdings, Ltd., and the Volcker Alliance. She is also a member of the Center for Financial Stability Advisory Board and serves as a trustee for Economists for Peace and Security.

Christopher J. Brummer

Age 46 Independent director since February 2021 Board committees: • Community Responsibility and Sustainability • Risk Policy and Capital • Strategic Initiatives and Technology (Vice Chair)
Mr. Brummer is the Faculty Director of the Institute of International Economic Law and Agnes N. Williams Research Professor of Law at the Georgetown University Law Center, where he began teaching in 2009. Prior to that time, he served as an assistant professor of law at Vanderbilt Law School from 2006 to 2009 and as an academic fellow at the Securities and Exchange Commission’s Office of International Affairs from 2008 to 2009. Prior to his position at Vanderbilt, Mr. Brummer was an attorney in private practice in New York and London from 2004 to 2006. Mr. Brummer is the founder of DC Fintech Week, a public policy conference on finance and technology, a co-founder of the Fintech Beat podcast and newsletter for CQ Roll Call, and the author of a number of publications. He is currently a nonresident senior fellow for the Atlantic Council’s GeoEconomics Center, a member of the Commodity Futures Trading Commission’s Subcommittee on Virtual Currencies, an advisory council member for the Alliance for Innovative Regulation and an advisory group member for the Digital Dollar Project. Mr. Brummer serves as an advisor to the investment fund Paradigm Operations LP and as an advisor to Paypal. He is also a member of the Board of Directors of Open to the Public Investing, Inc. and K2 Integrity. Mr. Brummer served as a member of the Biden-Harris Presidential Transition Team from October 2020 to January 2021, a member of the Financial Innovation Standing Committee of the European Securities and Markets Authority (ESMA) Consultative Working Group from February 2019 to December 2020, a member of Nasdaq delisting panels from 2010 to 2016, a senior fellow for the Milken Institute’s Center for Financial Markets from 2011 to 2017, and a member of FINRA’s National Adjudicatory Council from 2013 to 2015.

Fannie Mae 2021 Form 10-K	174

Directors, Executive Officers and Corporate Governance | Directors

Hugh R. Frater

Age 66 Director since January 2016 Chief Executive Officer since March 2019 Board committees: • Community Responsibility and Sustainability
Mr. Frater was appointed Chief Executive Officer of Fannie Mae in March 2019, and prior to that time, he served as Fannie Mae’s Interim Chief Executive Officer beginning in October 2018. Prior to becoming Fannie Mae’s Interim Chief Executive Officer, Mr. Frater had been an independent director of Fannie Mae beginning in January 2016. Mr. Frater also serves as a director of Hippo Holdings Inc. (successor to Reinvent Technology Partners Z), a home insurance company, where he serves on the Audit, Risk and Compliance Committee. Mr. Frater previously worked at Berkadia Commercial Mortgage LLC (“Berkadia”), a commercial real estate company providing comprehensive capital solutions and investment sales advisory and research services for multifamily and commercial properties. He served as Chairman of Berkadia from 2014 to 2015 and he served as Chief Executive Officer of Berkadia from 2010 to 2014. From 2007 to 2010, Mr. Frater was the Chief Operating Officer of Good Energies, Inc., and from 2004 to 2007, Mr. Frater was an Executive Vice President at The PNC Financial Services Group, Inc., where he led the real estate division. Mr. Frater was a Founding Partner and Managing Director of BlackRock, Inc. from 1988 to 2004, where he led the real estate practice. Mr. Frater served as Non-Executive Chairman of the Board of VEREIT, Inc. from April 2015 to November 2021. Mr. Frater serves on the MBA Real Estate Program Advisory Board at the Columbia University Graduate School of Business and is also a member of its Board of Overseers.

Renee Lewis Glover

Age 72 Independent director since January 2016 Board committees: • Community Responsibility and Sustainability • Nominating and Corporate Governance (Chair) • Strategic Initiatives and Technology
Ms. Glover is the Founder and Managing Member of The Catalyst Group, LLC, a national consulting firm focused on urban revitalization, real estate development and community building, urban policy, and business transformation. Ms. Glover is currently a member of the Board of Trustees of Enterprise Community Partners, Inc., where she serves on the Executive Committee and as Chair of the Compensation and Human Resources Committee. Ms. Glover is also a member of the Board of Directors of Tricon Residential Inc., where she serves on the Audit Committee. Ms. Glover served on the Board of Directors of Habitat for Humanity International from 2006 to 2015, including serving as Chair of the Board of Directors from 2013 to 2015. Committees on which she served during her time as a member of the Board of Directors of Habitat for Humanity International included the Audit Committee, Finance Committee, Operations Committee and Executive Committee. Ms. Glover served as a member of the Board of Directors of the Federal Reserve Bank of Atlanta from 2009 to 2014, where she served on the Audit and Operational Risk Committee. She also served as a Commissioner of the Bipartisan Policy Center Housing Commission from 2011 to 2014. The Commission was responsible for developing a set of bipartisan recommendations concerning federal housing policy and housing finance. Ms. Glover served as president and chief executive officer of the Atlanta Housing Authority and its affiliates from 1994 to 2013. Prior to joining the Atlanta Housing Authority, Ms. Glover was a corporate finance attorney in Atlanta and New York. Ms. Glover served on the Board of Trustees of Starwood Waypoint Homes from February 2017 to November 2017, where she served on the Nominating and Corporate Governance Committee and the Audit Committee. Ms. Glover serves on the Advisory Board of the Penn Institute for Urban Research, the Azimuth GRC Advisory Board, and the Advisory Board for the J. Ronald Terwilliger Center for Housing Policy.

Fannie Mae 2021 Form 10-K	175

Directors, Executive Officers and Corporate Governance | Directors

Michael J. Heid

Age 64 Independent director since May 2016 Board committees: • Audit (Vice Chair) • Community Responsibility and Sustainability (Chair) • Compensation and Human Capital
Mr. Heid served as Executive Vice President (Home Lending) of Wells Fargo & Company from 1997 to his retirement in January 2016. He served in a number of positions at Wells Fargo Home Mortgage, the mortgage banking division of Wells Fargo, including as president from 2011 to 2015, as co-president from 2004 to 2011, and earlier as chief financial officer and head of Loan Servicing. Mr. Heid was employed by Wells Fargo or its predecessors since 1988. Mr. Heid is currently a member of the Board of Directors of Roosevelt Management Company LLC, where he also serves as Chair of the Risk Committee and a member of the Strategy Committee. Mr. Heid is also on the Advisory Board for Home Partners of America and Promontory Mortgage Path.

Robert H. Herz

Age 68 Independent director since June 2011 Board committees: • Audit (Chair) • Compensation and Human Capital • Nominating and Corporate Governance
Mr. Herz serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He previously served as a senior advisor to and as a member of the Advisory Board of Workiva Inc. (formerly WebFilings LLC), a provider of financial reporting software, from 2011 to 2014. From 2002 to 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from 2001 to 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee and as a member of the Nominating and Governance Committee. Mr. Herz is also a current member of the Board of Directors of Workiva Inc., where he serves as a member of the Audit Committee and Nominating and Governance Committee, and a member of the Board of Directors of Paxos National Trust Company. He also serves on the Board of Directors of the Value Reporting Foundation and on the Advisory Boards of the following entities: AccountAbility; the Continuous Auditing and Reporting Lab at Rutgers Business School; Lukka, Inc.; and RS Metrics. Mr. Herz also serves as a member of the G7 Impact Taskforce’s Working Group on Impact Transparency, Integrity, and Reporting, as a member of the Leadership Council of the Harvard Business School Impact-Weighted Accounts Initiative, and as an executive in residence at the Columbia Business School.

Antony Jenkins

Age 60 Independent director since July 2018 Board committees: • Nominating and Corporate Governance (Vice Chair) • Risk Policy and Capital (Vice Chair) • Strategic Initiatives and Technology
Mr. Jenkins is the Founder and Executive Chair of 10x Future Technologies Ltd., a company that is building a digital banking platform designed to redefine how banks operate and engage with customers. Mr. Jenkins was the Group Chief Executive Officer and a member of the Board of Directors of Barclays PLC from 2012 to 2015. He served as a member of the Group Executive Committee from 2009 to 2015. Prior to becoming Group Chief Executive Officer, Mr. Jenkins served in various other roles at Barclays, including as Chief Executive Officer for the Retail and Business Banking

Fannie Mae 2021 Form 10-K	176

Directors, Executive Officers and Corporate Governance | Directors
Division from 2009 to 2012, and Chief Executive Officer for Barclaycard Global Operations from 2006 to 2009. Mr. Jenkins served in various roles at Citigroup Inc. from 1989 to 2005, including as Executive Vice President for Citibrands, Executive Vice President for U.S. Hispanic, Global and Strategic Delivery SBU, Chief Executive Officer for eConsumer, and Chief Executive Officer for c2it, Citigroup’s Internet payment initiative. Mr. Jenkins currently serves as Group Chairman of the Board of Directors of Currencies Direct Ltd. and as a member of the Board of Directors of Blockchain Luxembourg SA. Mr. Jenkins also serves as an external member of the Prudential Regulation Committee of the UK Prudential Regulatory Authority. Mr. Jenkins served as a member of Fannie Mae’s Digital Advisory Council from February 2017 to June 2018.

Simon Johnson

Age 59 Independent director since February 2021 Board committees: • Audit • Compensation and Human Capital (Vice Chair) • Risk Policy and Capital
Mr. Johnson has served as a professor at the Massachusetts Institute of Technology (“MIT”) Sloan School of Management since 1997. He is currently the Ronald A. Kurtz Professor of Entrepreneurship and head of the Global Economics and Management Group at the MIT Sloan School of Management. Mr. Johnson is also currently a research associate for the National Bureau of Economic Research, a private nonpartisan organization that facilitates cutting-edge investigation and analysis of major economic issues. Mr. Johnson was a member of the Center for a New Economy’s Growth Commission on Puerto Rico from January 2017 to June 2019, a member of the Financial Research Advisory Committee of the U.S. Department of the Treasury’s Office of Financial Research from 2014 to December 2016, where he chaired the Global Vulnerabilities Working Group, a member of the Federal Deposit Insurance Corporation’s Systemic Resolution Advisory Committee from 2011 to December 2016, a member of the Congressional Budget Office’s Panel of Economic Advisers from 2009 to 2015, a senior follow at the Peterson Institute for International Economics from 2008 to November 2019, and Chief Economist at the International Monetary Fund from 2007 to 2008. He is currently co-chair of the CFA Institute Systemic Risk Council, a public interest group that monitors progress on the implementation of financial reforms, an advisory board member for the Institute for New Economic Thinking, and an advisory board member for Intelligence Squared. Mr. Johnson is the co-founder of Baselinescenario.com and the author of numerous publications.

Karin J. Kimbrough

Age 53 Independent director since March 2019 Board committees: • Community Responsibility and Sustainability (Vice Chair) • Compensation and Human Capital • Nominating and Corporate Governance
Ms. Kimbrough has served as Chief Economist for LinkedIn Corporation since January 2020. Ms. Kimbrough previously served as Assistant Treasurer for Google from October 2017 to December 2019. Prior to that time, Ms. Kimbrough served as a Managing Director and Head of Macroeconomic Policy at Bank of America Merrill Lynch from 2014 to October 2017. Ms. Kimbrough worked at the Federal Reserve Bank of New York from 2005 to 2014, serving as Vice President and a director for the Financial Stability Monitoring Function in the Markets Group from 2010 to 2014 and as a manager for Analytical Development from 2005 to 2010. Ms. Kimbrough previously worked as an economist and strategist at Morgan Stanley from 2000 to 2005. Ms. Kimbrough currently serves as a member of the Board of Directors of Alliance Data Systems Corporation, where she serves as a member of the Compensation and Risk Committees. She also serves as an economic advisor to 3x5 Partners Funds III, LP.

Fannie Mae 2021 Form 10-K	177

Directors, Executive Officers and Corporate Governance | Directors

Diane C. Nordin

Age 63 Independent director since November 2013; Board Vice Chair since April 2019 Board committees: • Audit • Compensation and Human Capital (Chair) • Risk Policy and Capital
Ms. Nordin served as a partner of Wellington Management Company, LLP, a private asset management company, from 1995 to 2011, and originally joined Wellington in 1991. She served in many global leadership roles at Wellington, most notably as head of Fixed Income, Vice Chair of the Compensation Committee and Audit Chair of the Wellington Management Trust Company. Ms. Nordin spent over three decades in the investment business, having previously been employed by Fidelity Investments and Putnam Investments. Ms. Nordin is a Chartered Financial Analyst. Following her retirement from the asset management industry, Ms. Nordin served as an Advanced Leadership Initiative Fellow at Harvard University from 2011 to 2012. Ms. Nordin currently serves as a member of the Board of Directors of Principal Financial Group, where she serves as a member of the Audit Committee and the Finance Committee. She also serves as a member of the Board of Directors of Antares Midco, Inc., where she serves as Chair of the Compensation Committee. Ms. Nordin also serves as a member of the Board of Governors of the CFA Institute, where she serves as Board Past Chair and Governance Committee Chair, and as a trustee of the Financial Accounting Foundation.

Manuel “Manolo” Sánchez Rodríguez

Age 56 Independent director since September 2018 Board committees: • Nominating and Corporate Governance • Risk Policy and Capital (Chair) • Strategic Initiatives and Technology
Mr. Sánchez was the President and Chief Executive Officer of Compass Bank, Inc. (“Compass Bank”), a U.S. subsidiary of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), from 2008 to January 2017. Mr. Sánchez also served as a member of BBVA’s worldwide Executive Committee and was BBVA’s Country Manager for U.S. operations from 2010 to January 2017. In addition, Mr. Sánchez became Chairman of the Board of Directors of Compass Bank and its holding company, BBVA Compass Bancshares, Inc., in 2010 and served in these roles until November 2017. Mr. Sánchez joined BBVA in 1990 and served in a number of other roles at BBVA prior to becoming President and Chief Executive Officer of Compass Bank in 2008. Mr. Sánchez currently serves as a member of the Board of Directors of Stewart Information Services Corporation, where he serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Sánchez also serves as a member of the Board of Directors of Elevate Credit, Inc., where he serves as a member of the Audit Committee and the Risk Committee. From July 2019 to July 2021, Mr. Sánchez served on the Board of Directors of BanCoppel S.A. Instutición de Banca Múltiple in Mexico City. From November 2018 to October 2020, Mr. Sánchez served as a member of the Board of Directors of On Deck Capital, Inc., where he was a member of the Audit Committee and the Compensation Committee. Mr. Sánchez is Founder of Adelante Ventures LLC and serves as a Board member or advisor to several fintech companies, including Topl and Spring Labs. He is an Adjunct Professor at Rice University’s Jones Graduate School of Business, where he teaches disruption in financial services with a focus on crypto currencies and blockchain. Mr. Sánchez also currently serves as a trustee or member of the Board of Directors of a number of civic, cultural and educational institutions, including the Houston Symphony, KIPP Texas Public Schools, and the Center for Houston’s Future.

Fannie Mae 2021 Form 10-K	178

Directors, Executive Officers and Corporate Governance | Corporate Governance
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
As conservator, FHFA reconstituted our Board of Directors and provided the Board with specified functions and authorities. Our directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors have no fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.
Our Board of Directors exercises specified functions and authorities provided to it pursuant to an order from FHFA, as our conservator. The conservator also provided instructions regarding matters for which conservator decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time.
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

Fannie Mae 2021 Form 10-K	179

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
Composition of Board of Directors
FHFA has directed that our Board of Directors should have a minimum of nine and not more than thirteen directors. There is a non-executive Chair of the Board, and our Chief Executive Officer is the only corporate officer serving as a director. Our Corporate Governance Guidelines, in accordance with FHFA corporate governance regulations, require a majority of Fannie Mae’s directors to be independent. The Board currently has twelve members, eleven of whom are independent. See “Certain Relationships and Related Transactions, and Director Independence—Director Independence” for a description of our director independence requirements and a discussion of the Board’s review of the independence of all current Board members.
Our conservator appointed directors in 2008. Subsequent vacancies have been and may continue to be filled by the Board, subject to review by the conservator. FHFA’s 2008 order appointing directors provided that each director serves on the Board until the earlier of (1) resignation or removal by the conservator or (2) the election of a successor director

Fannie Mae 2021 Form 10-K	180

Directors, Executive Officers and Corporate Governance | Corporate Governance
at an annual meeting of shareholders. Because FHFA as our conservator has all powers of our shareholders, we have not held shareholders’ meetings since entering into conservatorship.
Under the Charter Act, each director is elected for a term ending on the date of our next annual shareholders’ meeting. Fannie Mae’s bylaws provide that each director holds office for the term for which he or she was elected or appointed and until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office in accordance with applicable law or regulation, whichever occurs first. As noted above, however, the conservator appointed an initial group of directors to our Board following our entry into conservatorship, provided the Board with the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. In early 2021, we revised our Corporate Governance Guidelines to provide that, absent death, resignation or retirement, each director first appointed in 2021 or thereafter will serve until the earliest of: (1) the third anniversary of the effective date of such director’s appointment while the company is in conservatorship; (2) the date on which the director is removed by the conservator while the company is in conservatorship; or (3) the date on which the director’s successor is elected at an annual meeting of shareholders. This new three-year term applicable while the company is in conservatorship to directors appointed in 2021 or thereafter applies to two of the company’s current directors—Christopher Brummer and Simon Johnson; all other directors were appointed prior to 2021. In addition, absent a waiver from FHFA, FHFA corporate governance regulations limit service on our Board to ten years or age 72, whichever comes first. In 2021, FHFA approved a waiver of the ten-year Board term limit applicable to Mr. Herz, allowing him to serve on the Board through June 30, 2024, as well as a waiver of the Board age limit applicable to Ms. Glover, allowing her to serve on the Board through November 12, 2025.
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

Fannie Mae 2021 Form 10-K	181

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

Board Diversity

Black/African American
Women		40’s	< 2 Years

Men	White	50’s	2-4 Years

	Hispanic/Latino	60’s	5+ Years

70’s

Fannie Mae 2021 Form 10-K	182

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

Director Experience, Qualifications, Attributes and Skills

Alving	Bair	Brummer	Frater	Glover	Heid	Herz	Jenkins	Johnson	Kimbrough	Nordin	Sánchez
Business	•	•	•	•	•	•	•	•	•	•	•	•
Finance	•	•	•	•	•	•	•	•	•	•	•	•
Capital Markets		•	•	•		•	•	•	•	•	•	•
Accounting		•		•	•	•	•	•	•	•	•	•
Risk Management	•	•	•	•	•	•	•	•	•	•	•	•
Public Policy	•	•	•		•	•		•	•	•		
Mortgage Lending		•	•	•		•	•	•			•	•
Real Estate		•		•	•	•						
Low-Income Housing				•	•				•			
Home Building					•							
Regulation of Financial Institutions		•	•	•	•	•	•	•	•	•	•	•
Technology	•	•	•					•	•	•		•
ESG	•		•	•	•	•	•	•	•	•

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

Fannie Mae 2021 Form 10-K	183

Directors, Executive Officers and Corporate Governance | Corporate Governance
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
Board’s Role in Cybersecurity Risk Oversight
Cybersecurity risk is overseen by the Board as well as the Risk Policy and Capital Committee and the Strategic Initiatives and Technology Committee of the Board. The Board has also delegated oversight authority for specified

Fannie Mae 2021 Form 10-K	184

Directors, Executive Officers and Corporate Governance | Corporate Governance
cybersecurity risk matters to certain management-level committees. The Board, the Risk Policy and Capital Committee, and the Strategic Initiatives and Technology Committee engaged in discussions throughout the year with management on cybersecurity risk matters and received periodic reports from the company’s chief information security officer and other officers, including updates on our cybersecurity program, the external threat environment, and the steps the company is taking to address and mitigate the risks associated with the evolving cybersecurity threat environment. Management also discussed cybersecurity developments with the Chair of the Risk Policy and Capital Committee, the Chair of the Strategic Initiatives and Technology Committee and other Board members between Board and committee meetings, as appropriate. In addition, the Board, the Risk Policy and Capital Committee and the Strategic Initiatives and Technology Committee received updates regarding assessments by external parties about the company's cybersecurity program. The company has procedures to escalate information regarding certain cybersecurity incidents to the appropriate members of the Board in a timely fashion. The Board reviews and approves the company’s Cyber Risk Policy and Operational Risk Policy at least annually. The Board and its committees also have authority, as they deem appropriate to fulfill Board or committee responsibilities, to engage outside consultants or advisors, including technology consultants and cybersecurity experts.
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
Audit Committee Membership
Our Board of Directors has a standing Audit Committee consisting of Mr. Herz, who is the Chair, Mr. Heid, who is the Vice Chair, Mr. Johnson and Ms. Nordin, all of whom are financially literate and all of whom are independent under the requirements of independence set forth in FHFA corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines, and other SEC rules and regulations applicable to audit committees. The Board has determined that each member of the Audit Committee has the requisite experience, as discussed in “Directors,” to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
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

Fannie Mae 2021 Form 10-K	185

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
Director Nominations; Shareholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the shareholders and Board of Directors of Fannie Mae. As a result, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2022. For more information on the conservatorship, refer to “Business—Conservatorship, Treasury Agreements and Housing Finance Reform.”
ESG Matters

Overview
Our ESG strategy builds on our mission to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America. Our ESG strategy evaluates how we can fulfill this mission and create even greater positive environmental and social impact through the core elements of our business. Our strategy is informed by the ESG issues that we have identified as most relevant to our business, stakeholders, market conditions, and globally-recognized ESG standards. In early 2020, we demonstrated our commitment to the ESG strategy by setting it as one of the three strategic objectives in our corporate strategic plan. We describe below key components of our ESG strategy and the ESG issues that we have identified as some of the most relevant to our business.
Our ESG strategy is underpinned by regular, transparent reporting. In 2021, we released our 2020 Green Bond Impact Report and our 2020 Sustainability Accounting Standards Board (“SASB”) Report, which is our first disclosure based on the SASB framework.
To underscore the importance of ESG to our business, many of the company’s performance objectives for 2021 executive compensation were related to ESG matters, as described in “Executive Compensation—Compensation Discussion and Analysis.”
More information about ESG is available on our website, www.fanniemae.com, under “ESG” in the “About Us” section.
Environmental
We are committed to improving environmental sustainability in the homes we finance, the communities we serve, and the places we work.
Green Mortgage Financing
We provide financing to lenders for loans that improve the environmental sustainability of single-family and multifamily properties by increasing energy and water efficiency. We have developed and published a Sustainable Bond Framework that guides the issuance of our green, social and sustainable securities. Our Sustainable Bond Framework incorporates both our Single-Family Green Bond Framework and our Multifamily Green Bond Framework. Each of these frameworks is aligned with global standards and this alignment has been confirmed by a second party opinion.
Our green bonds are securities backed by mortgage loans that finance energy- and water-efficient homes and properties. We began issuing green bonds in 2012, and through 2021, we have issued $101.6 billion in green MBS and $13.4 billion in green resecuritizations. In 2021, we became the first issuer to reach $100 billion in green bond issuances. According to Climate Bond Initiative, Fannie Mae was the largest cumulative issuer of green bonds in the world through December 2021.
We have systems in place to measure and report the projected positive environmental and social impacts of the loans backing the green bonds that we issue. For example, based on third-party projections, we estimate our green financing business from 2012 to 2020 prevented at least 634,000 metric tons of greenhouse gas emissions, saved at least 8.5 billion gallons of water and saved at least 9.5 billion kilo British thermal units of source energy. We believe the loans backing the green bonds we issue also generate positive social impact, including by reducing the energy costs faced by households. Based on third-party projections, we estimate that our multifamily green financing business from 2012 to 2020 saved at least $146 million in tenant utility costs. Our estimates of the positive environmental and social impacts of the loans backing the green bonds that we issue are based on a projected one-year impact, even though many of the environmental and social benefits of these loans may continue to be realized for more than one year. More information

Fannie Mae 2021 Form 10-K	186

Directors, Executive Officers and Corporate Governance | ESG Matters
about the positive environmental and social impacts of Fannie Mae’s green bonds and our methodologies for calculating their impact can be found in our 2020 Green Bond Impact Report, which is available on our website.
Climate Risk Mitigation
We assess, manage, and seek to reduce the climate risk in our business for our own safety and soundness, as well as for the benefit of homeowners, renters, and the broader housing finance industry. We offer mortgage products that can finance upgrades to help increase the resilience of properties to better withstand the impacts of climate change. See “MD&A—Risk Management—Climate Change and Natural Disaster Risk Management” for a discussion of our climate-related risk management and the actions we are taking to assist people and communities affected by natural disasters.
Sustainable Operations
We consider our environmental footprint in our business decisions. In recent years, we have relocated two of our primary offices to LEED-certified buildings. In 2018, we relocated our Washington, DC headquarters to a LEED Gold building, consolidating our DC-based employee population to a single building. The move of our DC headquarters followed the consolidation of our Dallas offices to a single, LEED Silver building in Plano, Texas. In addition, in 2021, we completed the consolidation of our suburban Virginia offices from four buildings to a single building in Reston, Virginia. We expect this Reston building will receive LEED Gold certification.
Social
We help drive social and economic progress through valuable partnerships, innovative solutions and programs, and sustainable business practices. We are dedicated to improving access to the social benefits of affordable homes and rentals for families across the country. Social responsibility also means fostering an inclusive workforce and industry that reflects the diversity of the people it serves. We believe our focus on diversity, equity and inclusion helps us deliver on our enduring mission.
Housing Affordability
We help make access to housing in the United States attainable and affordable for low- and moderate-income borrowers and renters, and use our market presence to help preserve and increase the supply of quality affordable housing. Prudently enabling access to affordable housing for households of modest means and for underserved communities is a key priority for us.
We offer a number of affordable single-family and multifamily loan products. Single-family affordable loan products include HomeReady®, a low down payment mortgage product that is designed for creditworthy low-income borrowers, and HFA PreferredTM, an affordable lending product available to eligible housing finance agencies to serve low- to moderate-income borrowers. Our Multifamily affordable financing solutions include a variety of products and programs, such as low-income housing tax credit investments, Healthy Housing Rewards™ and Sponsor-Initiated Affordability (“SIA”).
In 2020, we financed approximately 374,000 home purchase mortgages to low- and very low-income borrowers (25% of single-family home purchase mortgages acquired) and approximately 442,000 rental units affordable to low- and very low-income families (56% of multifamily units financed). We provide more information on our affordable housing activities in our Annual Housing Activities Report and Annual Mortgage Report, which is available on our website. Also see “Business—Legislation and Regulation—GSE-Focused Matters—Housing Goals” for information on our performance against our housing goals.
We also serve underserved markets—the manufactured housing market, the affordable housing preservation market and the rural housing market—through our Duty to Serve activities, as described in “Business—Legislation and Regulation—GSE-Focused Matters—Duty to Serve Underserved Markets.”
While Fannie Mae has long issued MBS that support affordable housing in line with our mission, in January 2021, we began issuing multifamily social bonds backed by certain types of multifamily loans in alignment with our Sustainable Bond Framework. We issued $10.5 billion in multifamily social MBS and $955 million in multifamily social resecuritizations in 2021.
Racial Equity
We are leveraging Fannie Mae's unique position to help make the housing finance system more racially equitable and accessible for current and aspiring homeowners and renters. We are intentionally addressing issues that have

Fannie Mae 2021 Form 10-K	187

Directors, Executive Officers and Corporate Governance | ESG Matters
disproportionately impacted people of color as we work to find new ways to broaden and deepen inclusion policies and initiatives for current and aspiring homeowners and renters.
The following are examples of work we have completed or that is underway in support of these goals:
•Positive Rent Payment History. In 2021, we updated DU, our automated underwriting system, to allow lenders to consider a borrower’s positive rent payment history in assessing eligibility for a mortgage. We believe this innovation will help more first-time homeowners qualify for a mortgage.
•Average Median Credit Score. Loans underwritten through DU generally are subject to a minimum 620 credit score requirement. In 2021, to support homeownership opportunities for more underserved borrowers, we updated DU so that, when assessing whether a loan meets this requirement, DU now uses the average of all borrowers’ median credit scores, instead of the lowest median credit score.
•RefiNow. Implemented in 2021, RefiNowTM is an affordable refinancing option for qualifying homeowners earning at or below 100% of area median income that is aimed at making it easier and less expensive to refinance.
•Equitable Housing Finance Plan. In December 2021, we submitted to FHFA our first Equitable Housing Finance Plan, which provides a three-year roadmap for our actions to advance equity in housing finance by working to remove barriers to affordable rental housing and homeownership experienced by members of underserved populations, particularly racial and ethnic groups with a significant homeownership rate disparity. The initial plan focuses on the needs of Black renters and homeowners.
•Expansion of Education Efforts. In 2021, we established the “Your Own Story” website providing accessible, interactive information on how to achieve sustainable homeownership. In January 2022, we launched HomeViewTM, a free online education course designed to help consumers navigate the mortgage and homebuying process confidently and responsibly. By expanding access to reliable housing and financial knowledge, we are providing a clearer path to homeownership for more qualified homebuyers, including low- and moderate-income and minority borrowers, helping to advance housing equity and address the homeownership gap among these communities.
We also created a new Vice President for Racial Equity Strategy & Impact leadership role focused on addressing systemic challenges relating to advancing racial equity in homeownership.
Housing Stability
We help keep borrowers and renters in their homes by educating people on renting and stable homeownership, maintaining sustainable and inclusive credit standards, and providing options to help prevent foreclosure. When the stability of housing is threatened, whether by a natural disaster, a global pandemic, or a change in personal circumstances, we want homeowners and renters to have the support and assistance they need. Homeowners and renters can find reliable information on Fannie Mae’s Know Your Options website, including information on options to help avoid foreclosure and guidance on renter protections. We also expanded our Disaster Response Network to help homeowners navigate their options not only in cases of natural disasters, but also for those experiencing financial hardship due the COVID-19 pandemic.
Fannie Mae has implemented a number of relief measures to help borrowers, renters, lenders and servicers affected by the COVID-19 pandemic, which have helped keep the housing finance market functioning and many homeowners and renters in their homes during this crisis. For information about some of our actions in response to the COVID-19 pandemic, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Diversity and Inclusion
Diverse Workforce and Inclusive Workplace
We value a diverse workforce and an inclusive workplace. Our Office of Minority and Women Inclusion is responsible for creating our diversity and inclusion strategic plan, partnering with leaders across the company to ensure the plan’s effectiveness, and reporting on our progress against the plan. To further our commitment, our CEO, Hugh Frater, signed the CEO Action Pledge, which aims to advance diversity and inclusion within the workplace.
Our commitment to diversity and inclusion is demonstrated by our workforce and our leadership:
•Workforce. Our overall workforce consists of 44% women and 57% racial or ethnic minorities. (As of December 18, 2021.)
•Officers. Our officer-level employees consist of 35% women and 24% racial or ethnic minorities. (As of December 18, 2021.)

Fannie Mae 2021 Form 10-K	188

Directors, Executive Officers and Corporate Governance | ESG Matters
•Board of Directors. Over half of Fannie Mae’s Board members are women and/or racial or ethnic minorities. See “Corporate Governance—Composition of Board of Directors” for more information on the diversity of our Board.
Fannie Mae has been recognized with several national awards or other recognition relating to its diversity and inclusion efforts, including a 100% score on the 2021 Disability Equality Index® (DEI®) Best Places to Work for Disability Inclusion and a 100% score on the Human Rights Campaign Foundation’s Corporate Equality Index 2022. Additional information on the awards and recognition we have received is available on our website, www.fanniemae.com, under “Awards and Recognition” in the “About Us—Who We Are” section.
Promoting Diversity and Inclusion in the Housing Industry
We leverage Fannie Mae’s position in the marketplace to promote diversity and inclusion in the housing finance industry.
Programs. Below are some of the programs and partnerships we have established to advance our commitment to diversity and inclusion in the housing industry.
•ACCESS: Established in 1992, Fannie Mae’s ACCESS® program provides opportunities for diverse-owned broker dealer firms to distribute our fixed-income securities to the capital markets. In 2021, we included ACCESS dealers in our debt issuance transactions, credit risk transfer transactions, MBS trading transactions and other capital markets activities.
•Appraiser Diversity Initiative: We created the Appraiser Diversity Initiative in 2018 to help promote diversity in the real estate appraisal field. We have partnered with the National Urban League, the Appraisal Institute and Freddie Mac on this initiative to attract new entrants to the residential appraisal field and foster increased diversity through outreach, scholarships and mentoring.
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
Human Capital Development
For a discussion of the company’s human capital, including employee engagement, employee development, safety and resiliency, and diversity and inclusion, see “Business—Human Capital.”
Employee Volunteerism
We encourage and enable Fannie Mae employees to make a positive impact in the community by volunteering their time, talent and resources while supporting the company’s core mission. In 2021, over 2,000 employees volunteered nearly 9,200 hours. Additionally, through the company’s matching gifts program, employees, Board members and Fannie Mae collectively donated over $6 million to eligible non-profits in 2021.
Governance
We uphold our commitment to responsible business practices and ethical behavior. For a discussion of our Board composition and other corporate governance matters, see “Corporate Governance.”
ESG Oversight and Management
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
Business Ethics
We create and maintain ethical business practices and work culture, informed by our values, code of conduct and commitment to responsible and ethical behavior.

Fannie Mae 2021 Form 10-K	189

Directors, Executive Officers and Corporate Governance | ESG Matters
Fannie Mae’s Employee Code of Conduct outlines employees' responsibilities for ethical and lawful conduct. Every year, employees must complete training on the Employee Code of Conduct and affirm their commitment to compliance with the Code.
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
Risk Management
We undertake activities that support integrated risk management across the business. For a discussion of how we manage the risks to our business, see “Business—Managing Mortgage Credit Risk,” “MD&A—Risk Management,” “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management,” “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” and “Corporate Governance—Risk Management Oversight.”
Information Security
We serve as custodians of borrower, renter, consumer, investor and employee data, helping safeguard data in our custody through robust privacy controls, cybersecurity controls and awareness, and other risk management activities relating to data management. For a discussion of how we manage cybersecurity risk, see “MD&A—Risk Management—Operational Risk Management—Cybersecurity Risk Management” and “Corporate Governance—Risk Management Oversight—Board’s Role in Cybersecurity Risk Oversight.”
Regulatory Engagement
We actively respond to and engage with our regulators. For a description of our primary regulators and a discussion of regulatory matters relating to our business, see “Business—Legislation and Regulation.”
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
In accordance with this purpose, the Audit Committee has the authority to appoint, compensate, retain, oversee, evaluate and terminate the company’s independent external auditor (referred to as the “independent auditor”); however, the Audit Committee is required to consult and obtain the decision of the conservator before exercising some of these authorities. The independent auditor reports directly to the Audit Committee. The Audit Committee is responsible for fee negotiations with the independent auditor and pre-approves the fees for and the terms of all audit and permissible non-audit services to be provided by the independent auditor. The Audit Committee has delegated to its Chair the authority to pre-approve such services up to $1 million per engagement, which pre-approval must be ratified by the Audit Committee at its next scheduled meeting. The Audit Committee has the authority to retain counsel, accountants, experts and other advisors to assist the Audit Committee members in carrying out their duties; however, the Audit Committee’s authority to terminate law firms serving as consultants to the Committee is subject to the conservator’s decision.
As described in “Corporate Governance—Audit Committee Membership,” the Board has determined that all members of Fannie Mae’s Audit Committee are financially literate and all are independent under the independence requirements set forth in FHFA corporate governance regulations (which require compliance with the independence standards adopted by the NYSE) and that all members of the Audit Committee are “audit committee financial experts” under the rules and regulations of the SEC.
The Audit Committee serves in an oversight capacity. Management is responsible for the financial reporting process, including the system of internal controls, for the preparation of consolidated financial statements in accordance with

Fannie Mae 2021 Form 10-K	190

Directors, Executive Officers and Corporate Governance | Report of the Audit Committee of the Board of Directors
GAAP and for the report on the company’s internal control over financial reporting. The company’s independent auditor, Deloitte & Touche LLP (“Deloitte”), is responsible for planning and conducting an independent audit of those financial statements and expressing an opinion as to their conformity with GAAP and expressing an opinion on the effectiveness of the company’s internal control over financial reporting. The Audit Committee’s responsibility is to oversee the financial reporting process and to review and discuss management’s report on the company’s internal control over financial reporting. The Audit Committee relies, without independent verification, on the information provided to it and on the representations made by management, the internal audit function and the independent auditor, representatives of whom generally attend each Audit Committee meeting.
For the year ended December 31, 2021, the Audit Committee, among other things:
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
•reviewed and discussed the plan and scope of the 2021 audit work for the independent auditor;
•reviewed, discussed and approved the 2021 internal audit plan and budget, and reviewed and discussed summaries of the significant reports by the internal audit function;
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
The Audit Committee also reviewed and discussed with management, the Chief Audit Executive and Deloitte:
•the audited consolidated financial statements for 2021;
•the critical accounting estimates that are set forth in this Annual Report on Form 10-K;
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

Fannie Mae 2021 Form 10-K	191

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
Based on the reviews, reports, meetings and discussions referred to above, and subject to the limitations on the Audit Committee’s role and responsibilities described above and in the Audit Committee Charter, the Audit Committee recommended to the Board of Directors that the company’s audited consolidated financial statements for 2021 be included in this Annual Report on Form 10-K for filing with the SEC. In addition, the Audit Committee approved the appointment of Fannie Mae’s independent auditor, Deloitte & Touche LLP, for 2022. FHFA, as the company’s conservator, approved Deloitte’s appointment as Fannie Mae’s independent auditor for 2022.
Audit Committee:
Robert H. Herz, Chair
Michael J. Heid, Vice Chair
Simon Johnson
Diane C. Nordin
Executive Officers

Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.
Mr. Frater, our Chief Executive Officer, has served as a member of our Board of Directors since January 2016. Information about his business experience and other matters is provided in “Directors.” As of February 15, 2022, we have eight other executive officers:

David C. Benson

Age 62	President Joined Fannie Mae in 2002
Mr. Benson has been President since August 2018. He also served as the company's Interim Chief Financial Officer from May 2021 to November 2021, and as the interim head of the Single-Family business from January 2021 to May 2021. Mr. Benson previously served as Executive Vice President and Chief Financial Officer from 2013 to August 2018, as Executive Vice President—Capital Markets, Securitization & Corporate Strategy from 2012 to 2013 and as Executive Vice President—Capital Markets from 2009 to 2012. He also served as Treasurer from 2010 to 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from 2008 to 2009, as Fannie Mae’s Senior Vice President and Treasurer from 2006 to 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from 2002 to 2006. Prior to joining Fannie Mae, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.

Fannie Mae 2021 Form 10-K	192

Directors, Executive Officers and Corporate Governance | Executive Officers

H. Malloy Evans

Age 48	Executive Vice President—Single-Family Joined Fannie Mae in 2004
Mr. Evans has served as Executive Vice President—Single-Family since May 2021. Prior to that time, Mr. Evans served as Fannie Mae’s Senior Vice President and Chief Credit Officer for Single-Family from February 2019 to May 2021. Mr. Evans served as Fannie Mae’s Vice President—Single-Family Credit Policy from January 2018 to February 2019, as Vice President—Single-Family Customer Risk Management from October 2016 to January 2018, and as Vice President—Credit Portfolio Management and Making Home Affordable from 2014 to October 2016. Prior to that time, Mr. Evans served as Fannie Mae’s Vice President—Default Management from 2011 to 2014 and as Vice President and Deputy General Counsel—Government Initiatives from 2009 to 2011. Mr. Evans joined Fannie Mae in 2004 as an Associate General Counsel.

Michele M. Evans

Age 58	Executive Vice President—Multifamily Joined Fannie Mae in 1992
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

Chryssa C. Halley

Age 55	Executive Vice President and Chief Financial Officer Joined Fannie Mae in 2006
Ms. Halley has served as Executive Vice President and Chief Financial Officer since November 2021. Prior to that time, Ms. Halley served as Senior Vice President and Controller of Fannie Mae from May 2017 to November 2021. Ms. Halley previously served as Senior Vice President and Deputy Controller of Fannie Mae from 2013 to May 2017. Prior to that time, Ms. Halley served as Vice President and Assistant Controller for Capital Markets and Operations from 2012 to 2013; Vice President for Tax, Debt and Derivatives and Securities Accounting from 2010 to 2012; and Vice President for Corporate Tax from 2007 to 2010. Ms. Halley joined Fannie Mae in 2006 as Director, Corporate Tax.

Fannie Mae 2021 Form 10-K	193

Directors, Executive Officers and Corporate Governance | Executive Officers

Jeffery R. Hayward

Age 65	Executive Vice President and Chief Administrative Officer Joined Fannie Mae in 1987
Mr. Hayward has served as Fannie Mae’s Executive Vice President and Chief Administrative Officer since August 2020. Mr. Hayward has served in various roles at Fannie Mae for over 30 years. Mr. Hayward served as Head of Multifamily from 2012 to August 2020, first as Senior Vice President from 2012 to 2014 and then as Executive Vice President from 2014 to August 2020. He was Fannie Mae’s Senior Vice President—National Servicing Organization from 2010 to 2012. He also served as Senior Vice President of Community Lending in Fannie Mae’s Multifamily division from 2004 to 2010. Prior to that time, Mr. Hayward served as both a Senior Vice President and a Vice President in Fannie Mae’s Single-Family division, including as Senior Vice President in the National Business Center from 2001 to 2004, as Vice President for Single-Family Business Strategy from 1999 to 2001, as Vice President for Asset Management Services from 1998 to 1999 and as Vice President for Quality Control and Operations from 1996 to 1998. Mr. Hayward also served as Vice President for Risk Management from 1993 to 1996. Before that, he served as Director, Loan Acquisition from 1992 to 1993, as Director, Marketing from 1989 to 1992, and as Senior Negotiator from 1988 to 1989. Mr. Hayward joined the company in 1987 as a senior MBS representative.

Kimberly H. Johnson

Age 49	Executive Vice President and Chief Operating Officer Joined Fannie Mae in 2006
Ms. Johnson has served as Executive Vice President and Chief Operating Officer since March 2018. Ms. Johnson also serves as a member of the Board of Directors of Eli Lilly and Company, where she serves on the Compensation Committee and on the Ethics and Compliance Committee. Ms. Johnson previously served as Executive Vice President and Chief Risk Officer from January 2017 to March 2018, and as Senior Vice President and Chief Risk Officer from November 2015 to January 2017. She served as Senior Vice President and Deputy Chief Risk Officer from 2013 to November 2015. Ms. Johnson served in Fannie Mae’s Multifamily business as Senior Vice President for loans, securities, credit pricing and modeling, and as Vice President in our Capital Markets group with responsibility for trading multifamily loans and securities from 2009 to 2013. Prior to that time, Ms. Johnson was responsible for Metrics and Reporting for the Making Home Affordable Program from March 2009 to September 2009. Ms. Johnson joined Fannie Mae in 2006 as a Vice President in Capital Markets.

Stergios Theologides

Age 55	Executive Vice President, General Counsel, and Corporate Secretary Joined Fannie Mae in 2019
Mr. Theologides has served as Executive Vice President, General Counsel, and Corporate Secretary since March 2019. Mr. Theologides previously was in private legal practice at Theologides Law, P.C. from October 2017 to February 2019. He served as Senior Vice President, General Counsel and Secretary of CoreLogic, Inc. from 2010 to September 2017, and served as Senior Vice President and General Counsel, Information Solutions Group, of The First American Corporation, CoreLogic’s predecessor, from 2009 to 2010. Mr. Theologides was Executive Vice President and General

Fannie Mae 2021 Form 10-K	194

Directors, Executive Officers and Corporate Governance | Executive Officers
Counsel for Morgan Stanley’s U.S. residential mortgage businesses from 2007 to 2009. He was Executive Vice President, General Counsel and Secretary for New Century Financial Corporation from 1998 to 2007. Mr. Theologides was in private legal practice at O’Melveny & Myers LLP from 1992 to 1996.

Ryan A. Zanin

Age 59	Executive Vice President and Chief Risk Officer Joined Fannie Mae as an executive officer in 2021
Mr. Zanin has served as Fannie Mae’s Executive Vice President and Chief Risk Officer since February 2021. Mr. Zanin notified the company that he will be leaving the company by April 2022. Mr. Zanin has over 30 years of experience in financial services and over 20 years of experience in risk management. Mr. Zanin previously served as President and CEO of the Restructuring & Strategic Ventures Group at GE Capital from 2015 until his retirement from General Electric in July 2018. Previously, Mr. Zanin served as Chief Risk Officer of GE Capital from 2010 to 2015 and again served in that role from November 2016 until his retirement. Before joining GE Capital, Mr. Zanin served as Managing Director and Chief Risk Officer, International Capital Markets, at Wells Fargo & Company, from 2008 to 2010, and as Chief Risk Officer, Corporate and Investment Bank at Wachovia Corporation, from 2006 to 2008. Before that, he spent 14 years in leadership roles across Deutsche Bank AG and Bankers Trust Company. Mr. Zanin was a member of Fannie Mae’s Board of Directors from September 2016 to January 2021, where he most recently served on the Risk Policy and Capital Committee and as Vice Chair of the Community Responsibility and Sustainability Committee.
Item 11.  Executive Compensation
Compensation Discussion and Analysis

Named Executives for 2021
This Compensation Discussion and Analysis focuses on our compensation decisions and arrangements for 2021 relating to the following executive officers, whom we refer to as our “named executives”:
•Hugh R. Frater    Chief Executive Officer
•Chryssa C. Halley    Executive Vice President and Chief Financial Officer (beginning November 2021)
•David C. Benson    President; Interim Chief Financial Officer (May 2021-November 2021)
•Celeste Mellet    Former Executive Vice President and Chief Financial Officer (until May 2021)
•Jeffery R. Hayward    Executive Vice President and Chief Administrative Officer
•Kimberly H. Johnson    Executive Vice President and Chief Operating Officer
•Stergios Theologides    Executive Vice President, General Counsel, and Corporate Secretary
These officers are our principal executive officer, our principal financial officer, our former principal financial officers during 2021, and our three most highly compensated executive officers during 2021 other than those who served as principal executive officer or principal financial officer. We refer to our 2021 compensation arrangements with our named executives, other than our Chief Executive Officer, as the “2021 executive compensation program.”
Executive Summary
Due to our conservatorship status and other legal requirements, FHFA, our conservator and regulator, has significant oversight and approval rights over our executive compensation arrangements and determinations. Congress has also enacted legislation that significantly impacts the compensation we pay our named executives. We describe these requirements and legislation in “2021 Executive Compensation Program; Chief Executive Officer Compensation—Legal, Regulatory and Conservator Restrictions on Executive Compensation.”
Total annual direct compensation for our Chief Executive Officer is limited by statute to base salary at an annual rate of $600,000 while we are in conservatorship or receivership. The 2021 executive compensation program applicable to our

Fannie Mae 2021 Form 10-K	195

Executive Compensation | Compensation Discussion and Analysis
other named executives was developed by FHFA in consultation with Treasury. These named executives receive two principal elements of compensation: base salary, which is paid in regular installments throughout the year, and deferred salary, which is paid after a one-year deferral period for 2021 compensation. There are two components to deferred salary: (1) a fixed portion that is generally subject to reduction if an executive leaves the company within one year following the end of the performance year, unless he or she has met specified age and years of service requirements; and (2) an at-risk portion that is subject to reduction based on corporate and individual performance. Named executives do not receive bonuses or any form of equity compensation.
We had a successful year in 2021 despite the challenges posed by market conditions, sustained remote working and the ongoing COVID-19 pandemic. Under the leadership of our executives, including our named executives, we had net income of $22.2 billion in 2021 and provided $1.4 trillion in liquidity to the market in 2021. As discussed in “Determination of 2021 Compensation,” we had many accomplishments in 2021. We completed the corporate performance goals for 2021 set by FHFA as our conservator, which we refer to as the 2021 scorecard. In addition, our Board of Directors determined that we achieved or substantially met all of the goals it established for 2021.
While conserving taxpayer resources is an important objective of FHFA’s design of our executive compensation program, we and FHFA understand that this objective must be balanced with our need to attract and retain qualified and experienced executives to prudently manage our $4.0 trillion guaranty book of business and enable the company to be an effective steward of taxpayer resources. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.
2021 Executive Compensation Program; Chief Executive Officer Compensation
Overview of 2021 Executive Compensation Program
FHFA has advised us that the design of our executive compensation program, which applies to our named executives other than our Chief Executive Officer, was intended to fulfill and balance three primary objectives:
•Maintain Lower Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, our executive compensation program is designed generally to provide for lower pay levels relative to large financial services firms that are not in conservatorship.
•Attract and Retain Executive Talent. Our executive compensation program is intended to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for us to continue to fulfill our important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our $4.0 trillion guaranty book of business and enable us to be an effective steward of taxpayer resources. We face competition for qualified executives from other companies. The Compensation and Human Capital Committee regularly considers the level of our executives’ compensation and whether changes are needed to attract and retain executives.
•Reduce Pay if Goals Are Not Achieved. To support FHFA’s goals for our conservatorship and encourage performance in furtherance of these goals, 30% of each named executive’s total target direct compensation (other than the Chief Executive Officer’s compensation) consists of at-risk deferred salary subject to reduction based on corporate and individual performance.
FHFA’s objectives for our executive compensation program and the legal, regulatory and conservator restrictions on our executive compensation described below limit our ability to make changes to the program and limit the amount and type of compensation we may pay our executives.
Legal, Regulatory and Conservator Restrictions on Executive Compensation
The amount of compensation we may pay our named executives is subject to a number of legal and regulatory restrictions, particularly while we are in conservatorship. The conservatorship also significantly affects the process by which our executives’ compensation is determined. We describe below legal, regulatory and conservator requirements that significantly affect our executive compensation program and policies.
Requirements Applicable During Conservatorship
While we are in conservatorship, we are subject to additional legal, regulatory and conservator requirements relating to our executive compensation, including the following:
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

Fannie Mae 2021 Form 10-K	196

Executive Compensation | Compensation Discussion and Analysis
annual direct compensation for our Chief Executive Officer is limited to base salary at an annual rate of $600,000.
•STOCK Act. Pursuant to the STOCK Act and related FHFA regulations, our senior executives, including the named executives, are prohibited from receiving bonuses during conservatorship. FHFA defines a bonus as a payment that rewards an employee for work performed, where details of the award (such as the decision to grant it or its amounts) are determined after the performance period using discretion or inherently subjective measures.
•FHFA Instructions—Executive Compensation. The powers of FHFA as our conservator include the authority to set executive compensation. As our conservator, FHFA has retained the authority to approve the terms and amounts of our executive compensation. In its instructions to us, FHFA directed that management obtain FHFA’s decision before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of named executives or other executive officers as defined in SEC rules.
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
◦increase the mandatory deferral period for at-risk deferred salary as described under “Change to At-Risk Deferred Salary Deferral Period;” and
◦include in our policies and procedures penalties for executive officers and certain other covered employees who are found to have engaged in specified restricted activity, including the clawback of compensation in appropriate circumstances to the extent permitted by law. See “Other Executive Compensation Considerations—Compensation Recoupment Policies—Clawback Provision under Confidentiality and Proprietary Rights Agreement” for a description of the compensation forfeiture and recoupment provisions we have implemented pursuant to this FHFA directive.
•FHFA Guidance. As our conservator, FHFA has instructed us to benchmark to the lower end of the range of market compensation for both new executive hires and compensation increase requests for existing executives, unless FHFA has granted an exception.
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

Fannie Mae 2021 Form 10-K	197

Executive Compensation | Compensation Discussion and Analysis
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
Chief Executive Officer Compensation
Direct compensation for our Chief Executive Officer consists solely of a base salary at an annual rate of $600,000 and has been limited to this amount by statute since the enactment of the Equity in Government Compensation Act of 2015. For purposes of this disclosure, “direct compensation” includes salary and other cash compensation, but excludes certain health and welfare, retirement, relocation and other similar benefits. See “Compensation Tables and Other Information—Summary Compensation Table” for information about our Chief Executive Officer’s total 2021 compensation.
Our current level of Chief Executive Officer compensation restricts our ability to attract and retain executive talent. Total direct compensation for our Chief Executive Officer in 2021 was approximately 95% below the market median for 2020 chief executive officer compensation at comparable firms. Our inability to offer market-based compensation to our Chief Executive Officer hinders our succession planning for our chief executive officer role. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.

Fannie Mae 2021 Form 10-K	198

Executive Compensation | Compensation Discussion and Analysis
Elements of 2021 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2021 executive compensation program for our named executives. Our Chief Executive Officer received only base salary and no deferred salary. All elements of our named executives’ direct compensation are paid in cash.

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
Deferred Salary (Not applicable to our Chief Executive Officer)
Deferred salary is earned in biweekly increments over the course of the performance year and is paid in quarterly installments in March, June, September and December of the following year.(1)

There are two elements of deferred salary:
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

At-Risk Deferred Salary
Retain named executives and encourage them to achieve corporate and individual performance objectives.	Equal to 30% of each named executive’s total target direct compensation. Half of at-risk deferred salary was subject to reduction based on corporate performance against the 2021 scorecard as determined by FHFA in its discretion. The remaining half of at-risk deferred salary was subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2021 Board of Directors’ goals.

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

Fannie Mae 2021 Form 10-K	199

Executive Compensation | Compensation Discussion and Analysis
Employee Benefits
Our employee benefits serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2021 to our named executives in the table below. We provide more detail on our retirement plans in “Compensation Tables and Other Information.”

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
Sign-on Awards and Relocation Benefits
In addition to the direct compensation and employee benefits described in the tables above, from time to time we may offer a sign-on award to a new executive to attract the executive to join Fannie Mae and/or to compensate the executive for compensation forfeited upon leaving a prior employer. We also from time to time may offer relocation benefits to a new executive to attract the executive by reimbursing them for costs associated with moving to the Washington, DC area.
Chief Operating Officer Retention Award
In July 2021, Fannie Mae entered into a retention award agreement with Kimberly Johnson, Fannie Mae’s Executive Vice President and Chief Operating Officer, pursuant to which we provided a cash retention award to Ms. Johnson of $1.6 million payable in two installments, with $800,000 payable in December 2021 and $800,000 payable in December 2022. The first installment of the retention award was paid to Ms. Johnson in December 2021.
We provided the retention award to Ms. Johnson to encourage her to remain employed by the company in light of other potential opportunities and due to the scope of her role and skill set and her value to the company.
The retention award agreement provides that the award is conditioned on Ms. Johnson remaining employed by Fannie Mae through at least December 1, 2022 and her compliance with the terms of the agreement. The agreement provides that Ms. Johnson is required to repay any portion of the retention award already paid to her (net of withholding taxes) if, on or before December 1, 2022:
•she voluntarily terminates her employment with Fannie Mae;
•she violates the terms of the agreement (including if such violation is determined after her termination); or
•she engages in misconduct which ultimately results in her termination of employment.
The agreement also provides that, if we determine that a draw is required under the senior preferred stock purchase agreement with Treasury for a quarterly period that occurs on or after the date of the agreement, Ms. Johnson will not be entitled to receive any retention award payments for which the payment date is on or after the date that we determine such draw is required. Any draw caused by changes in law or accounting treatment, or any other non-Fannie Mae performance-related reasons, is excluded from this provision. The full text of Ms. Johnson’s retention award agreement, including all terms and conditions, is provided in Exhibit 10.21 to this report.

Fannie Mae 2021 Form 10-K	200

Executive Compensation | Compensation Discussion and Analysis
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits. Under the 2021 executive compensation program, a named executive is entitled to receive a specified portion of his or her earned but unpaid deferred salary if his or her employment is terminated for any reason other than for cause. See “Compensation Tables and Other Information—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.
Change to At-Risk Deferred Salary Deferral Period
In 2019, FHFA directed us to increase the mandatory deferral period for at-risk deferred salary received by senior vice presidents and above from one year to two years. For executives hired before January 1, 2020, this change became effective for at-risk deferred salary earned beginning January 1, 2022. For executives hired or promoted to senior vice president on or after January 1, 2020, this change was effective for at-risk deferred salary earned beginning January 1, 2020. Accordingly, for our named executives who are currently employed by the company (referred to as our “current named executives”), at-risk deferred salary earned beginning January 1, 2022 will be paid in quarterly installments in the second year following the performance year. For example, at-risk deferred salary earned in 2022 will be paid in quarterly installments in 2024. Because our Chief Executive Officer does not receive deferred salary, his compensation is not affected by this change. This change to our executive compensation program applies for so long as we are in conservatorship.

Fannie Mae 2021 Form 10-K	201

Executive Compensation | Compensation Discussion and Analysis
Determination of 2021 Compensation
2021 Compensation Actions
The table below displays the 2021 direct compensation targets for each of our named executives who were our employees as of December 31, 2021 compared to the actual amounts that will be paid to the named executives based on the assessments and determinations by FHFA, the Compensation and Human Capital Committee, and the Board of Directors. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included in “Compensation Tables and Other Information—Summary Compensation Table” and includes additional forms of compensation not included in the table below. Ms. Mellet is excluded from the table below due to her departure from the company in May 2021.

Summary of 2021 Compensation Actions
			2021 Corporate Performance-Based At-Risk Deferred Salary(1)		2021 Individual Performance-Based At-Risk Deferred Salary(2)		Total
Name and Principal Position	2021 Base Salary Rate	2021 Fixed Deferred Salary	Target	Actual % of Target	Target	Actual % of Target	Target	Actual
Hugh Frater	$600,000	$—	$—	—%	$—	—%	$600,000	$600,000
Chief Executive Officer
Chryssa Halley(3)	440,000	335,385	166,154	92	166,154	95	1,107,693	1,086,093
Executive Vice President and Chief Financial Officer
David Benson	600,000	1,920,000	540,000	92	540,000	95	3,600,000	3,529,800
President; Former Interim Chief Financial Officer
Jeffery Hayward	500,000	1,460,000	420,000	92	420,000	85.5	2,800,000	2,705,500
Executive Vice President and Chief Administrative Officer
Kimberly Johnson(4)	500,000	1,594,615	448,846	92	448,846	95	2,992,307	2,933,957
Executive Vice President and Chief Operating Officer
Stergios Theologides	500,000	1,180,000	360,000	92	360,000	95	2,400,000	2,353,200
Executive Vice President, General Counsel, and Corporate Secretary
(1)    As described in “2021 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2021 Executive Compensation Program,” half of the named executives’ at-risk deferred salary (15% of total target direct compensation) was subject to reduction based on corporate performance against the 2021 scorecard as determined by FHFA in its discretion. See “Assessment of Corporate Performance Against 2021 Scorecard” for a description of FHFA’s assessment of the company’s performance against the 2021 scorecard.
(2)    As described in “2021 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2021 Executive Compensation Program,” half of the named executives’ at-risk deferred salary (15% of total target direct compensation) was subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2021 Board of Directors’ goals. See “Assessment of Corporate Performance against 2021 Board of Directors’ Goals” and “Assessment of 2021 Individual Performance” for a description of the Board’s assessment of the 2021 Board of Directors’ goals and the Board’s assessment of the named executives’ individual performance.
(3)    Ms. Halley became Executive Vice President and Chief Financial Officer on November 29, 2021. From January 1, 2021 through December 4, 2021, Ms. Halley’s annual target direct compensation was $1,050,000, consisting of $435,000 in base salary, $300,000 in fixed deferred salary and $315,000 in at-risk deferred salary. Effective December 5, 2021, her annual target direct compensation increased to $1,800,000, consisting of base salary of $500,000, fixed deferred salary of $760,000 and at-risk deferred salary of $540,000. The targets and amounts in this table reflect Ms. Halley’s prorated compensation targets and amounts for 2021. Effective November 6, 2022, Ms. Halley’s annual target direct compensation will increase to $2,200,000, consisting of base salary of $500,000, fixed deferred salary of $1,040,000 and at-risk deferred salary of $660,000.

Fannie Mae 2021 Form 10-K	202

Executive Compensation | Compensation Discussion and Analysis
(4)    Effective January 17, 2021, Ms. Johnson’s annual target direct compensation increased to $3,000,000, consisting of $500,000 in base salary, $1,600,000 in fixed deferred salary and $900,000 in at-risk deferred salary. Prior to that date, Ms. Johnson’s annual target direct compensation was $2,800,000, consisting of $500,000 in base salary, $1,460,000 in fixed deferred salary and $840,000 in at-risk deferred salary. The targets and amounts in this table reflect Ms. Johnson’s prorated compensation targets and amounts for 2021. This table excludes the retention award Ms. Johnson received in 2021, which is discussed in “2021 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2021 Executive Compensation Program—Chief Operating Officer Retention Award” and in “Compensation Tables and Other Information—Summary Compensation Table.”
Assessment of Corporate Performance against 2021 Scorecard
Overview
In February 2021, FHFA issued the 2021 scorecard, a set of corporate performance objectives and related targets for 2021. As described in the table below, FHFA suspended two scorecard objectives in June 2021, removed two objectives from the scorecard in August 2021 and removed one objective from the scorecard in November 2021. The elements of the 2021 scorecard are shown below under “FHFA Assessment.” FHFA developed these objectives and related targets with input from management. Half of 2021 at-risk deferred salary, or 15% of overall 2021 total target direct compensation for each named executive other than Mr. Frater, was subject to reduction based on FHFA’s assessment in its discretion of our performance against the 2021 scorecard and related objectives, including the assessment criteria identified below.
As part of the 2021 scorecard, FHFA established that, in addition to the specific scorecard items outlined in the table below, our performance would be assessed based on the extent to which:
•Our activities foster competitive, liquid, efficient, and resilient (“CLEAR”) national housing finance markets that support homeowners and renters with responsible and sustainable products and programs;
•We conduct business in a safe and sound manner, anticipate and mitigate emerging risk issues and remediate identified risk concerns on a timely basis;
•We meet expectations under all of FHFA’s requirements, including capital, liquidity and resolution planning requirements;
•We conduct initiatives with consideration for diversity and inclusion under statutory requirements consistent with FHFA’s expectations;
•We cooperate and collaborate with Freddie Mac, CSS, the industry, and other stakeholders, in consultation with FHFA; and
•We deliver work products that are high quality, thorough, creative, effective, and timely.
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2021 on our performance against the 2021 scorecard, including our performance against FHFA’s expectations for diversity and inclusion. In January and February 2022, FHFA reviewed and assessed our performance against the 2021 scorecard, with input from management. FHFA determined that our overall performance against the 2021 scorecard was strong and that the portion of 2021 at-risk deferred salary for senior executives that is based on corporate performance would be paid at 92% of target. In assessing our performance against the 2021 scorecard, the factors considered by FHFA included our completion of all of the 2021 scorecard objectives that were assessed and our performance against the qualitative assessment criteria referenced above. FHFA acknowledged that we adopted FHFA’s recommendations and requirements with respect to enhanced reporting to FHFA on diversity and inclusion initiatives, thereby meeting FHFA’s expectations by year end.

Fannie Mae 2021 Form 10-K	203

Executive Compensation | Compensation Discussion and Analysis
The table below sets forth the 2021 scorecard and a summary of FHFA’s assessment of our achievement against the scorecard objectives and targets. For purposes of the 2021 scorecard, “Enterprise” refers to each of Fannie Mae and Freddie Mac.

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
The objective was completed.

Key On-going Initiatives: Successfully continue to implement key on-going initiatives.
•COVID-19 Market Actions – Continue to respond as appropriate to mortgage market needs related to COVID-19.
•Multifamily Caps – Manage to the multifamily cap requirements described in Appendix A of the 2021 scorecard.
•Credit Score Rule – Continue implementation of the final Credit Score Rule with adherence to the regulation’s requirements in a timely and effective manner.
•Collateral Evaluation RFI Process – Continue to support FHFA’s assessment of the collateral evaluation process, including alternative appraisal approaches and supporting technology.
•LIBOR Transition – Continue to ensure that there is an effective transition from LIBOR to approved alternative reference rates by announcing plans and milestones to transition legacy LIBOR products.
The objective was completed. FHFA acknowledged that we worked collaboratively with FHFA and Freddie Mac to facilitate aligned reporting on COVID-19 borrower outcomes.

Level Playing Field Standards and Increased Transparency:
•Support strategies that enhance a level playing field for a wide range of mortgage market participants.
•Continue to comply with prohibitions on volume-based pricing for purchases of mortgage loans from lenders and work to ensure that all approved lenders have access to Enterprise programs on consistent terms.
•Continue to operate the cash window and whole loan conduit and implement requirements related to focusing cash window and whole loan conduit purchases on small and regional lenders.
•Continue to assess additional data that could be made publicly available to inform risk transfer markets and foster a competitive mortgage market that does not crowd out private capital.
FHFA suspended this objective in June 2021. FHFA did not assess our performance against this objective.

Fannie Mae 2021 Form 10-K	204

Executive Compensation | Compensation Discussion and Analysis

Objectives	Performance Assessment

Efficient Operation of State and Local Housing Markets: Assess opportunities and seek stakeholder feedback through an RFI to support and encourage state and local policies that enable the housing market to function more efficiently by (1) reducing the cost of housing production and/or (2) lowering the cost or risk of providing mortgage financing.
The objective was completed.

Natural Disaster Assessment: Monitor risks and exposures to the Enterprises’ books of business from natural disasters.	The objective was completed.
Ensure Safety and Soundness

In order to provide mortgage liquidity through the cycle, the Enterprises should focus on operating all aspects of the business in a safe and sound manner given limited capital cushions, with a prudent risk profile and heightened risk management appropriate for conservatorship. These efforts include:

Risk Profile: Develop appropriate Enterprise risk limits to ensure risk and complexity are reduced to levels more appropriate for regulated entities with limited capital cushions.
FHFA suspended this objective in June 2021.
While FHFA suspended this objective, high single-family acquisition volumes during the year resulted in breaches in single-family risk limits, which were resolved by year end.

Capital Management and Planning: Implement capital management and capital planning capabilities that transition away from the existing Conservatorship Capital Framework to the Enterprise Capital Rule requirements.
•Develop and implement transition plans that achieve compliance with the Enterprise Capital Rule in a reasonable amount of time under alternative scenarios.
•Implement capabilities to allocate capital and manage risk dynamically.
•Develop and implement sound capital management plans that appropriately tailor risk to Enterprise capital levels and incorporate resolution planning objectives.
The objective was completed.

Resolution Planning: Begin developing, in coordination with and pursuant to guidance from FHFA, a plan to resolve the Enterprise without recourse to extraordinary support from Treasury or taxpayers, that preserves the core businesses of the Enterprise and minimizes potential disruption to housing and finance markets.
The objective was completed.

Risk Transfer: Continue to transfer credit risk to private markets in a commercially reasonable and safe and sound manner, including actively pursuing sales of less liquid assets such as non-performing loans and re-performing loans.
The objective was completed.

Fannie Mae 2021 Form 10-K	205

Executive Compensation | Compensation Discussion and Analysis

Objectives	Performance Assessment

Mortgage Selling and Servicing: Continue mortgage selling, servicing, and asset management efforts that promote stability and readiness for continued COVID-19 stress and the potential for more challenging market conditions.
•Assist FHFA in finalizing and implementing updated Seller / Servicer Eligibility Requirements.
•Continue to assess additional counterparty risk management controls and requirements that further ensure appropriate safety and soundness.
•Continue to assess readiness and capability of servicers and appropriateness of servicing policies and processes.
•Carefully assess and mitigate, to the extent possible, any material adverse risk impacts from COVID-19 selling or servicing flexibilities.
•Partner with FHFA, the Mortgage Industry Standards Maintenance Organization (MISMO) and the Servicing Transfers Development Work Group membership, including the Consumer Financial Protection Bureau (CFPB), to further data standardization efforts.
The objective was completed.

Core Operations and Technology: Increase focus on core Enterprise operational and technology management to ensure stability, resiliency, efficiency, and risk reduction.
•Continue efforts to enhance business resiliency and recovery management capabilities to minimize the impact of disruptions and maintain business operations for mission-critical processes.
•Continue efforts to protect the availability, security, integrity, and confidentiality of information.
•Continue efforts to improve the efficiency and effectiveness of operations, including multi-year planning for legacy system modernization.
•Continue efforts to establish and improve enterprise-level data management and governance capabilities.
•Ensure that the structure and design of core operations and technology systems are reflected in Enterprise resolution planning efforts.
•In partnership with CSS, ensure that CSS and the Common Securitization Platform (CSP) support the securitization needs of the Enterprises and operate in an efficient and safe and sound manner.
The objective was completed. FHFA commended Fannie Mae for its work relating to enhancing business resiliency and legacy system modernization.
Prepare for a Transition Out of Conservatorship

The Enterprises should continue to support the development and implementation of a responsible transition plan to exit conservatorship, with appropriate readiness by the Enterprises

Roadmap Toward End of Conservatorships: Continue to provide support to FHFA as needed to develop a roadmap with milestones for exiting conservatorship, including the development of any capital restoration plans.
FHFA removed this objective in August 2021; therefore, FHFA did not assess performance against this objective.

Housing Market Reform and Alignment: Conduct such activities as directed by FHFA related to housing market reform.	FHFA removed this objective in August 2021; therefore, FHFA did not assess performance against this objective.

Fannie Mae 2021 Form 10-K	206

Executive Compensation | Compensation Discussion and Analysis

Objectives	Performance Assessment

Efficient Utilization of Capital: Develop and implement strategies that ensure the efficient utilization of capital targeted to support the core guaranty business with adequate returns to attract the private capital necessary to enable an exit from the conservatorships.
FHFA removed this objective in November 2021; therefore, FHFA did not assess performance against this objective.

Common Securitization Platform Strategy: Continue efforts to develop and implement, in conjunction with FHFA, a post-conservatorship strategy and governance framework for CSS/CSP.	The objective was completed.

Address Identified Areas in Need of Improvement: Timely resolve supervisory findings to FHFA’s satisfaction, and maintain an effective process to ensure that new findings are remediated by management in a timely fashion with appropriate board oversight.
The objective was completed.

Fair Lending: Maintain a sustainable, effective process for fair lending risk assessment, monitoring, and mitigation, and work with the FHFA’s Office of Fair Lending Oversight to prepare for transition to post-conservatorship fair lending supervision and oversight.
The objective was completed.

Assessment of Corporate Performance against 2021 Board of Directors’ Goals
In April 2021, the Board of Directors finalized the 2021 Board of Directors’ goals and in July 2021 the Board updated these goals to reflect FHFA’s feedback. The revised 2021 Board of Directors’ goals are presented in the table below. Performance against these goals was a factor the Board of Directors used to determine the individual performance of the named executives, other than our Chief Executive Officer, for purposes of the individual performance-based component of the named executives’ 2021 at-risk deferred salary.
In December 2021 and January 2022, the Compensation and Human Capital Committee reviewed our performance against the 2021 Board of Directors’ goals. In connection with the Compensation and Human Capital Committee’s review, management provided the Compensation and Human Capital Committee with a report assessing management’s performance against the goals, which was reviewed for accuracy by our Internal Audit group. The Compensation and Human Capital Committee also discussed performance against the goals with the Chair of the Audit Committee and the Chair of the Risk Policy and Capital Committee. The Compensation and Human Capital Committee considered management’s assessment of its performance against the goals and also discussed the company’s performance with our Chief Executive Officer, President, and Executive Vice President and Chief Administrative Officer. The Compensation and Human Capital Committee also discussed the performance of each named executive (other than his own performance) with our Chief Executive Officer. The Compensation and Human Capital Committee also discussed the performance of some of the named executives with our President and Executive Vice President and Chief Administrative Officer.
The Compensation and Human Capital Committee concluded that management delivered strong results in a safe and sound manner under dynamic conditions. Despite the challenges posed by market conditions, sustained remote working and the ongoing COVID-19 pandemic, Fannie Mae achieved or substantially met all of the objectives that comprise the 2021 Board of Directors’ goals. In assessing management’s performance, the Compensation and Human Capital Committee recognized that the company well exceeded a number of the performance metrics established pursuant to the 2021 Board of Directors’ goals, successfully launched new initiatives, and delivered positive financial and mission-oriented results. The Compensation and Human Capital Committee acknowledged that management fell slightly short of its objective to maintain its annual minority engagement index score at or above the benchmark for high-performing companies. The Committee also acknowledged opportunities for improvement in management’s performance in 2021 relating to its engagement and communication with FHFA.
The Board of Directors did not assign any relative weight to the Board of Directors’ goals and the Compensation and Human Capital Committee used its judgment in determining the overall level of company performance. In January 2022, following its review of management’s and the company’s performance in 2021, and after discussions among the independent members of the Board of Directors, the Compensation and Human Capital Committee recommended, and the Board of Directors determined, that corporate performance against the 2021 Board of Directors’ goals was 95% overall.

Fannie Mae 2021 Form 10-K	207

Executive Compensation | Compensation Discussion and Analysis
The Compensation and Human Capital Committee and the Board of Directors also assessed the 2021 individual performance of each named executive in January 2022. Following these assessments, the Compensation and Human Capital Committee recommended, and the Board of Directors determined, each eligible named executive’s individual performance-based at-risk deferred salary amount for 2021, as described in “Assessment of 2021 Individual Performance” below.
The Compensation and Human Capital Committee provided FHFA with its assessment of corporate performance against the 2021 Board of Directors’ goals. In February 2022, FHFA approved the performance-based at-risk deferred salary payments for the eligible named executives.
The table below sets forth our 2021 Board of Directors’ goals and a summary of the Compensation and Human Capital Committee’s assessment of our achievement against these goals.

Board of Directors’ Goals	Assessment of Performance
Goals Relating to Strategic Objectives

Build on our mission-first culture to become a globally-recognized, top-performing environmental, social and governance (ESG) financial services company by delivering positive mission and community outcomes to serve homeowners and tenants.

The goal was substantially achieved. The Compensation and Human Capital Committee believes the company met or exceeded substantially all of its objectives relating to this strategic goal, including all of its single-family and multifamily housing goals, all of its duty to serve obligations, and all of its objectives relating to: single-family and multifamily green MBS; social bond issuance; Future Housing Leaders; constructing and integrating the ESG framework into its processes, operations and business solutions; identifying meaningful opportunities to leverage Fannie Mae’s unique position in the housing ecosystem to make the housing finance system more equitable; and enhancing Fannie Mae’s culture. The company substantially met its diversity and inclusion objectives, but fell slightly short of its objective to maintain its annual minority engagement index score at or above the benchmark for high-performing companies.
FHFA will make the final determination on whether the company has met its 2021 housing goals and duty to serve obligations.

Ensure that Fannie Mae is a financially secure company, that is able to attract private capital by managing risk to the firm and the housing finance system to fulfill its mission.
The goal was achieved. The company met all of its objectives relating to this strategic goal, including its objectives for limiting administrative expenses, resolution planning activities, and progress towards developing capital and risk management capabilities.

Increase operational agility and efficiency, accelerating the digital transformation of the firm to deliver more value and reliable, modern platforms in support of the broader housing finance system.
The goal was achieved. The company met all of its objectives relating to this strategic goal, including its objectives relating to cloud adoption, progress toward increasing its operational agility and accelerating the digital transformation.

Goal Relating to Regulatory Requirements

Regulatory exam engagement and responsiveness.
The goal was achieved. The company submitted requested documents to FHFA for all new FHFA examinations within mutually agreed timeframes and submitted remediation plans to FHFA for all FHFA-identified risk and control matters within established timeframes or mutually acceptable extensions.
While the company met the requirements of the goal, the Compensation and Human Capital Committee acknowledged opportunities for improvement in management’s performance in 2021 relating to its engagement and communication with FHFA.

Fannie Mae 2021 Form 10-K	208

Executive Compensation | Compensation Discussion and Analysis
Assessment of 2021 Individual Performance
Half of each of eligible named executive’s 2021 at-risk deferred salary was subject to reduction based on individual performance in 2021, as determined by the Board of Directors with FHFA’s approval. The Board of Directors assessed the performance of our Chief Executive Officer, who does not receive at-risk deferred salary, against goals prepared for the Chief Executive Officer, with input from the Compensation and Human Capital Committee. The Board of Directors assessed the performance and approved compensation for our other named executives with input from the Compensation and Human Capital Committee, the Chief Executive Officer, the President, and the Executive Vice President and Chief Administrative Officer.
The Board’s determinations regarding each eligible named executive’s individual performance-based at-risk deferred salary for 2021 and highlights of each named executive’s performance in 2021 are discussed below. In determining each eligible named executive’s individual performance-based at-risk deferred salary amount for 2021, the Compensation and Human Capital Committee recommended, and the Board of Directors determined, that no named executive would receive more than 95% of their target to reflect the 95% corporate performance factor. FHFA approved the performance-based at-risk deferred salary payments for the eligible named executives in February 2022.
For more information on the named executives’ 2021 individual performance-based at-risk deferred salary, see “Compensation Tables and Other Information—Summary Compensation Table,” including footnote 5 to the Summary Compensation Table for 2021, 2020 and 2019.

Hugh Frater Chief Executive Officer
Mr. Frater provided outstanding leadership to the company in a challenging year. His 2021 accomplishments included:
•provided leadership and direction to the company in a challenging time, including the continued challenges posed by the COVID-19 pandemic. Under his leadership, the company provided $1.4 trillion in liquidity to the mortgage market in 2021, enabling the financing of 5.5 million home purchases, refinances and rental units, while increasing the company’s net worth by $22.1 billion during the year to $47.4 billion as of December 31, 2021;
•worked with the Board and Management Committee to increase the company’s focus on its mission to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America, including implementing changes to our underwriting system and launching new products and initiatives aimed at making the housing system more equitable;
•oversaw management’s work to achieve the objectives set forth in the 2021 scorecard and substantially all of the objectives set forth in the 2021 Board of Directors’ goals;
•worked with and provided direction to the Management Committee to make significant progress on implementing the company’s strategic plan, including initiatives relating to ESG matters, enhancing the company’s capability to effectively manage risk and capital, and increasing the company’s operational agility and efficiency;
•continued to improve the company’s culture, including by creating a new Employee Inclusive Culture Council; and
•worked to develop a strong working relationship with the new FHFA Acting Director and her senior team.

Fannie Mae 2021 Form 10-K	209

Executive Compensation | Compensation Discussion and Analysis

David Benson President Former Interim Chief Financial Officer
Mr. Benson has been President of Fannie Mae since 2018. In addition to serving as President in 2021, Mr. Benson served as the company’s Interim Chief Financial Officer from May 2021 to November 2021, as well as the interim head of the Single-Family business from January 2021 to May 2021. The Board determined that Mr. Benson’s individual performance-based at-risk deferred salary for 2021 would be paid at 95% of his target. Mr. Benson’s continued strong leadership in 2021 was critical to the company’s success in achieving the 2021 scorecard and 2021 Board of Directors’ goals. His 2021 accomplishments included:
•took on significant additional responsibilities during the year as interim head of the Single-Family business in the first half of the year and interim Chief Financial Officer in the second half of the year;
•oversaw work on a number of the company’s 2021 scorecard and 2021 Board of Directors’ goals that were met or exceeded, including objectives relating to administrative expenses, resolution planning activities, and capital and resource management;
•partnered with the CEO to deliver vision and direction to employees on our mission, culture, strategy, stakeholder engagement and implementation tactics;
•continued to implement the company’s strategic plan, particularly initiatives relating to enhancing the company’s capability to effectively manage risk and capital;
•oversaw successful organizational realignment and succession activities, including the transition to a new head of the Single-Family business and a new Chief Financial Officer, and hiring, developing and promoting other leaders in the Single-Family business and Finance and Capital Markets divisions; and
•as a Board member of CSS, helped the CSS CEO to sustain excellence in serving the GSEs during a period of regulatory transition.

Chryssa Halley Executive Vice President and Chief Financial Officer
Ms. Halley was promoted to Executive Vice President and Chief Financial Officer in November 2021. Prior to that time, she was Fannie Mae’s Senior Vice President and Controller. The Board determined that Ms. Halley’s individual performance-based at-risk deferred salary for 2021 would be paid at 95% of her target. Ms. Halley’s many accomplishments in 2021 provided critical support to Fannie Mae’s achievement of the company’s 2021 goals. Her 2021 accomplishments included:
•oversaw the successful implementation of a new general ledger in January 2022;
•continued the implementation of the company’s new hedge accounting program in 2021;
•contributed to the company’s achievement of its 2021 scorecard goals and 2021 Board of Directors’ goals, including projects relating to capital management and planning, risk management, LIBOR transition and ESG reporting;
•supported business priorities, including the launch of new products during 2021; and
•assisted in Chief Financial Officer transition during 2021 while in her role as Senior Vice President and Controller, including taking on additional responsibilities.

Celeste Mellet Former Executive Vice President and Chief Financial Officer
Ms. Mellet left the company in May 2021. The Board determined that Ms. Mellet’s individual performance-based at-risk deferred salary for 2021 would be paid at 95% of her adjusted target. Ms. Mellet’s accomplishments in 2021 included:
•finalized the implementation of the company’s hedge accounting program in January 2021;
•continued to promote commercial practices, including organizational efficiency initiatives and enhancing our analytics;
•progress toward implementation of FHFA’s new capital rule; and
•worked with the President to ensure a successful transition of her responsibilities.

Fannie Mae 2021 Form 10-K	210

Executive Compensation | Compensation Discussion and Analysis

Jeffery Hayward Executive Vice President and Chief Administrative Officer
Mr. Hayward has been Executive Vice President and Chief Administrative Officer since August 2020. Mr. Hayward was also our Chief Office of Minority and Women Inclusion (“OMWI”) Officer until October 2021, with responsibility to direct and oversee Fannie Mae’s diversity and inclusion program. In assessing his performance, the Board considered both his performance in his role as Executive Vice President and Chief Administrative Officer and in his role as Chief OMWI Officer. The Board determined that Mr. Hayward’s individual performance-based at-risk deferred salary for 2021 would be paid at 85.5% of his target. Mr. Hayward’s strong leadership in 2021 contributed to the company’s achievement of its 2021 goals in a number of significant ways. His 2021 accomplishments included:
•led the company’s ESG, affordable housing, and diversity and inclusion initiatives in 2021, including meeting or exceeding substantially all related 2021 Board of Directors’ goal objectives and 2021 scorecard goal objectives;
•partnered with the Management Committee to ensure employee understanding of and alignment with the company’s mission to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America;
•implemented new educational program for the Board and Management Committee to discuss race and housing inequality and how Fannie Mae can drive positive change;
•continued to enhance the company’s infrastructure for understanding and managing climate risk, including convening cross-functional groups and establishing connections with outside stakeholders; and
•re-opened the company’s facilities for voluntary on-site work and worked with the Management Committee on a hybrid work approach.

Kimberly Johnson Executive Vice President and Chief Operating Officer
The Board determined that Ms. Johnson’s individual performance-based at-risk deferred salary for 2021 would be paid at 95% of her target. Ms. Johnson’s successful leadership of the Chief Operating Office (“COO”) organization provided critical support to Fannie Mae’s achievement of the company’s 2021 goals. Her 2021 accomplishments included:
•continued to modernize the company’s technology infrastructure;
•implemented business process reengineering that improved resiliency, security and efficiency, and resulted in cost savings;
•continued to enable the company to successfully work remotely through established resiliency practices and new technologies;
•supported the Single-Family and Multifamily businesses in bringing mission-related products and initiatives to the market and supported the Finance division in designing, implementing and testing the new general ledger technology;
•met or exceeded all 2021 Board of Directors’ goal objectives assigned to the COO organization, including those relating to cloud adoption and increasing operational agility and accelerating the digital transformation of the company;
•completed all 2021 scorecard objectives assigned to the COO organization, including those relating to: sales of nonperforming and reperforming loans; business resiliency; recovery management capabilities; protecting the availability, security, integrity and confidentiality of information; multi-year planning for legacy system modernization; improving data management and governance capabilities; and oversight of CSS activities to ensure safety and soundness; and
•developed and recruited key talent in the COO organization and restructured the COO organization.

Fannie Mae 2021 Form 10-K	211

Executive Compensation | Compensation Discussion and Analysis

Stergios Theologides Executive Vice President, General Counsel, and Corporate Secretary
The Board determined that Mr. Theologides’s individual performance-based at-risk deferred salary for 2021 would be paid at 95% of his target. Mr. Theologides’s successful leadership of the Legal department provided critical support to Fannie Mae’s achievement of the company’s 2021 goals. His 2021 accomplishments included:
•led or co-led a number of the company’s mission- and culture-related initiatives, including submitting the company’s first Equitable Housing Finance Plan to FHFA in December 2021 and developing a Business Partner Code of Conduct;
•completed all 2021 scorecard objectives assigned to the Legal department, including those relating to resolution planning, maintaining an effective fair lending program, and assessing the appropriateness of servicing policies and processes;
•leadership in other key company initiatives, including the remediation of FHFA-identified risk and control matters and membership on the company’s Rapid Response Team tasked with re-opening the company’s facilities for voluntary on-site work;
•provided Legal department expertise to support the company’s mission-oriented initiatives;
•continued to enhance Board and management-level governance; and
•developed talent in the Legal department.

Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation and Human Capital Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
For 2021, consultants from FW Cook attended meetings and advised the Compensation and Human Capital Committee and the Board of Directors on various executive compensation matters, including:
•preparing an analysis of compensation for our Chief Executive Officer and Chief Financial Officer positions in comparison to comparable positions at companies in our primary comparator group, based on information in proxy statements and other reports filed by those companies with the SEC;
•reviewing McLagan’s analysis of market compensation data for select senior management positions;
•reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;
•reviewing our risk assessment of our 2021 compensation program;
•assisting the Compensation and Human Capital Committee in its evaluation of our performance against the 2021 Board of Directors’ goals;
•facilitating the Compensation and Human Capital Committee’s evaluation of our Chief Executive Officer’s performance;
•informing the Compensation and Human Capital Committee of regulatory updates and market trends in compensation and benefits; and
•assisting with the preparation of executive compensation disclosure in our Annual Report on Form 10-K.
For 2021, consultants from McLagan attended meetings as needed and advised management and the Compensation and Human Capital Committee on various compensation and human resources matters, including:
•providing guidance and feedback on our 2021 executive compensation program;
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

Fannie Mae 2021 Form 10-K	212

Executive Compensation | Compensation Discussion and Analysis
Compensation Consultant Independence Assessment
Pursuant to SEC and NYSE rules, the Compensation and Human Capital Committee assessed the independence of FW Cook and McLagan most recently in December 2021. Based on its assessments, the Compensation and Human Capital Committee determined that FW Cook is independent from Fannie Mae management and has no conflicts of interest.
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
Comparator Group and Role of Benchmark Data
Our Compensation and Human Capital Committee typically requests benchmark compensation data for our senior executives on an annual basis to assess the compensation of the company’s senior executives relative to our comparator group or other appropriate benchmarks described below. In 2021, the Compensation and Human Capital Committee used benchmark compensation data as one of a number of factors that informed its compensation decisions.
Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. We believe the only directly comparable firm to us is Freddie Mac. At FHFA’s request, we and Freddie Mac use the same comparator group of companies for benchmarking executive compensation to provide consistency in the market data used for compensation decisions. Factors relevant to the selection of companies for our comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, insurance company, finance lessor, government-sponsored enterprise or financial technology firm) and their size (in terms of assets and number of employees) relative to the size of Fannie Mae. Our primary comparator group for 2021 compensation benchmarking consisted of the following 24 companies:

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
As described in “Role of Compensation Consultants” above, in 2021, FW Cook and McLagan prepared compensation benchmarking data for the named executives and other senior management positions. The compensation benchmarking data was primarily based on 2020 performance year compensation, but in most cases 2021 base salary

Fannie Mae 2021 Form 10-K	213

Executive Compensation | Compensation Discussion and Analysis
information was included if available. The named executives’ 2021 total target direct compensation was compared with compensation for the comparable position at other companies as follows:
•the compensation of our Chief Executive Officer (Mr. Frater) and our Chief Financial Officer (Ms. Halley) was benchmarked against our primary comparator group identified above;
•the compensation of our President (Mr. Benson) was benchmarked against our primary comparator group to the extent those companies had a President position (15 of the 24 companies); and
•the compensation of our Executive Vice President and Chief Administrative Officer (Mr. Hayward), our Executive Vice President and Chief Operating Officer (Ms. Johnson) and our Executive Vice President, General Counsel, and Corporate Secretary (Mr. Theologides) was benchmarked against our primary comparator group and divisional leadership from a group of large banks (Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co. and Wells Fargo & Company), to the extent those firms have executives in comparable positions (Mr. Hayward’s compensation was benchmarked against compensation at 12 companies, Ms. Johnson’s compensation was benchmarked against compensation at 16 companies and Mr. Theologides’s compensation was benchmarked against compensation at 22 companies).
Members of the Compensation and Human Capital Committee reviewed and discussed this data in November 2021.

Fannie Mae 2021 Form 10-K	214

Executive Compensation | Compensation Discussion and Analysis
Compensation Recoupment Policies
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
Clawback Provision under Confidentiality and Proprietary Rights Agreement
In addition to the compensation recoupment policy described above, the current named executives (other than the CEO, as described below) are subject to a compensation clawback provision the company implemented in 2021 pursuant to a Confidentiality and Proprietary Rights Agreement (the “Agreement”) and related Covered Employee External Employment Activities Standard (the “Standard”). All specified covered employees, including the current named executives, are required to enter into the Agreement and are subject to the Standard. Covered employees’ obligations under the Agreement include, among other things, compliance with the Standard. The Agreement provides that, unless otherwise required by law, covered employees’ at-risk compensation is subject to reduction, forfeiture, recoupment, and repayment for violations of the Standard. Covered employees are required to sign a statement acknowledging their at-risk compensation is subject to these requirements.
The Standard defines the following as restricted activity: directly or indirectly seeking, negotiating, creating, developing or accepting employment or other commercial and business opportunities in which the covered employee has a personal interest outside of Fannie Mae with firms that have, or seek to have, a business relationship with Fannie Mae either during, or within the six-month period following, the covered employee’s employment at Fannie Mae. To address

Fannie Mae 2021 Form 10-K	215

Executive Compensation | Compensation Discussion and Analysis
the risks associated with a covered employee engaging in restricted activities, the Standard requires covered employees to:
•disclose timely prospective employment discussions in alignment with applicable Fannie Mae policies;
•abide by specified mitigation activities to address the conflicts of interest posted by such disclosures;
•for a six-month period after the termination of their Fannie Mae employment, refrain from representing any person (including themselves) or any commercial entity to Fannie Mae or its employees in any way with respect to any matter on which the covered employee had direct and substantial involvement or participation while employed by Fannie Mae;
•maintain the confidentiality of Fannie Mae confidential information to which they had access in connection with their Fannie Mae employment after termination of their Fannie Mae employment;
•inform Fannie Mae at the time of their departure whether they have accepted an offer of employment and/or taken steps to form a new business and provide the name of the subsequent employer/company;
•abide by the one year non-solicitation/non-inducement of key employees to leave provisions of the Agreement; and
•inform any subsequent employer that engages in business with Fannie Mae of these requirements of the Standard to the extent that they remain applicable.
A covered employee’s failure to comply with the above-listed requirements of the Standard would be violations of the Standard.
At-risk compensation for the named executives consists of the at-risk portion of deferred salary, and excludes base salary and the fixed portion of deferred salary. The current named executives may be subject to:
•forfeiture of up to 100% of at-risk deferred salary that has not yet been paid; and
•recoupment of up to 100% of at-risk deferred salary that was paid during the period one year before or ending one year after the violation.
In determining whether to take these actions, the decisionmaker may consider the seriousness of the violation, the level and responsibilities of the covered employee, the intentional nature of the conduct of the covered employee, whether the covered employee was unjustly enriched, whether seeking the recovery would prejudice the company’s interests in any way, including in a proceeding or investigation, and any other factors they deem relevant to the determination.
Because Mr. Frater receives only base salary, this clawback provision does not apply to his compensation. The full text of the company’s Confidentiality and Proprietary Rights Agreement is provided in Exhibit 10.19 to this report and a form of the statement covered employees are required to sign is provided in Exhibit 10.20 to this report.
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

Fannie Mae 2021 Form 10-K	216

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

Compensation and Human Capital Committee:

Diane C. Nordin, Chair Simon Johnson, Vice Chair Michael J. Heid Robert H. Herz Karin J. Kimbrough

Compensation Risk Assessment

Our Enterprise Risk Management division conducted a risk assessment of our 2021 employee compensation policies and practices. In conducting this risk assessment, the division reviewed the following, among other things:
•our performance goals and performance appraisal process;
•our compensation structure (including incentives and pay mix);
•our severance arrangements and compensation clawback provisions;
•the restrictions on compensation applicable during conservatorship, including the limit on annual direct compensation for our Chief Executive Officer; and
•the oversight of aspects of our compensation by the Compensation and Human Capital Committee, the Board of Directors and FHFA.
The division also assessed whether mitigating factors existed that would reduce the opportunity for inappropriate risk-taking driven by our compensation policies and practices. Our Chief Risk Officer shared the risk assessment of the company’s 2021 compensation policies and practices with the Compensation and Human Capital Committee.
Based on the risk assessment, management concluded that our 2021 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. A number of factors contributed to this conclusion, including:
•the 2021 scorecard objectives and Board of Directors’ goals are neither designed nor intended to incentivize employees to engage in activities contrary to our Employee Code of Conduct, risk appetite or any other activity that would involve taking inappropriate risks or result in a material adverse effect on the company;
•our Board risk limits inhibit excessive risk taking, while allowing transparency and action when the limits are exceeded; the Board limits define the maximum amount of risk the company is willing to take in pursuit of its objectives, and the company regularly monitors, reports and escalates limit levels and the actions taken to manage them;
•the overall design of our compensation structure does not incentivize material risk taking;
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

Fannie Mae 2021 Form 10-K	217

Executive Compensation | Compensation Tables and Other Information
Compensation Tables and Other Information

Summary Compensation Table
The following table shows summary compensation information for the named executives.

Summary Compensation Table for 2021, 2020 and 2019
		Salary
Name and Principal Position(1)	Year	Base Salary(2)	Fixed Deferred Salary (Service- Based)(3)	Bonus(4)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6)	Total
Hugh Frater	2021	$600,000	$—	$—	$—	$36,000	$636,000
Chief Executive	2020	600,000	—	—	—	48,000	648,000
Officer	2019	600,000	—	—	—	71,104	671,104

Chryssa Halley	2021	440,000	335,385	—	310,863	62,707	1,148,955
Executive Vice President
and Chief Financial Officer
David Benson	2021	600,000	1,920,000	—	1,010,305	87,406	3,617,711
President; Former Interim	2020	623,077	1,920,000	—	979,727	113,710	3,636,514
Chief Financial Officer	2019	600,000	1,920,000	—	984,782	121,948	3,626,730

Celeste Mellet(7)	2021	261,834	334,615	—	323,816	68,767	989,032
Former Executive Vice	2020	623,077	1,500,000	—	816,440	112,310	3,051,827
President and Chief	2019	569,231	1,229,231	700,000	722,336	107,164	3,327,962
Financial Officer
Jeffery Hayward	2021	500,000	1,460,000	—	745,873	72,268	2,778,141
Executive Vice President	2020	519,231	1,460,000	—	762,010	93,145	2,834,386
and Chief Administrative	2019	500,000	1,460,000	—	765,941	99,291	2,825,232
Officer
Kimberly Johnson	2021	500,000	1,594,615	800,000	839,762	72,335	3,806,712
Executive Vice President	2020	519,231	1,460,000	—	762,010	93,145	2,834,386
and Chief Operating	2019	500,000	1,373,846	—	752,614	93,369	2,719,829
Officer
Stergios Theologides	2021	500,000	1,180,000	—	673,537	77,128	2,430,665
Executive Vice President,
General Counsel, and
Corporate Secretary
(1)    Ms. Halley has been the company’s Executive Vice President and Chief Financial Officer since November 2021. Prior to that time, she was Fannie Mae’s Senior Vice President and Controller. Mr. Benson has been the company’s President since 2018, and also served as the company’s Interim Chief Financial Officer from May 2021 to November 2021, as well as the interim head of the Single-Family business from January 2021 to May 2021. Ms. Mellet

Fannie Mae 2021 Form 10-K	218

Executive Compensation | Compensation Tables and Other Information
(formerly Celeste M. Brown) was the company’s Executive Vice President and Chief Financial Officer until she left the company in May 2021.
(2)    Amounts shown in this sub-column consist of base salary paid during the year on a biweekly basis.
(3)    Amounts shown in this sub-column consist of the fixed, service-based portion of deferred salary. Deferred salary shown for 2021 generally will be paid in four equal installments in March, June, September and December 2022. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned. For deferred salary earned in 2021, this rate is 0.05% per year. For deferred salary earned in 2020 and 2019, this rate was 0.795% and 1.315% per year, respectively. Interest on the named executives’ fixed deferred salary is shown in the “All Other Compensation” column. Deferred salary shown for 2020 was paid to our named executives during 2021, and deferred salary shown for 2019 was paid to our named executives during 2020. As described in footnote 7 below, Ms. Mellet forfeited a portion of her 2020 fixed deferred salary reported in this sub-column as a result of her departure from the company prior to January 31, 2022.
(4)    The amounts in this column consist of a retention award for Ms. Johnson and a sign-on award for Ms. Mellet, which do not constitute bonuses under the STOCK Act as defined by FHFA. The amount shown in this column for Ms. Johnson consists of the first installment of a $1.6 million retention award; this installment was paid to her in December 2021. Ms. Johnson must repay this amount (net of withholding taxes) if she leaves the company on or before December 1, 2022 and in other circumstances specified in the retention award agreement. See “Compensation Discussion and Analysis—2021 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2021 Executive Compensation Program—Chief Operating Officer Retention Award” for more information on the terms of Ms. Johnson’s retention award. The amount shown in this column for Ms. Mellet consists of the final installment paid in 2019 of a sign-on award Ms. Mellet received when she joined the company. See “Executive Compensation—Compensation Discussion and Analysis—Determination of 2019 Compensation—Certain Named Executive Compensation Arrangements—Chief Financial Officer” in our annual report on Form 10-K for the year ended December 31, 2019 for information regarding Ms. Mellet’s sign-on award.
(5)    Amounts shown in this column consist of the performance-based at-risk portion of deferred salary earned during the year and interest payable on that deferred salary. The table below provides more detail on the 2021 at-risk deferred salary awarded to our named executives. Because Ms. Mellet left the company in May 2021, she was eligible to receive a maximum of $346,154 in 2021 at-risk deferred salary, which is the portion of her annual $900,000 2021 at-risk deferred salary target that she earned prior to her departure from the company. See footnote 7 below for additional information.

Performance-Based At-Risk Deferred Salary
Name	2021 Corporate Performance-Based At-Risk Deferred Salary	2021 Individual Performance-Based At-Risk Deferred Salary	Interest Payable on 2021 At-Risk Deferred Salary	Total
Hugh Frater	$—	$—	$—	$—
Chryssa Halley	152,862	157,846	155	310,863
David Benson	496,800	513,000	505	1,010,305
Celeste Mellet	159,231	164,423	162	323,816
Jeffery Hayward	386,400	359,100	373	745,873
Kimberly Johnson	412,938	426,404	420	839,762
Stergios Theologides	331,200	342,000	337	673,537

Fannie Mae 2021 Form 10-K	219

Executive Compensation | Compensation Tables and Other Information
(6)    The table below provides more detail on the amounts reported for 2021 in the “All Other Compensation” column.

All Other Compensation
Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Matching Charitable Award Program	Interest Payable on 2021 Fixed Deferred Salary	Total
Hugh Frater	$17,400	$18,600	$—	$—	$36,000
Chryssa Halley	17,400	45,139	—	168	62,707
David Benson	17,400	68,446	600	960	87,406
Celeste Mellet	17,400	46,200	5,000	167	68,767
Jeffery Hayward	17,400	54,138	—	730	72,268
Kimberly Johnson	17,400	54,138	—	797	72,335
Stergios Theologides	17,400	54,138	5,000	590	77,128
All 2021 company contributions to the Retirement Savings Plan and Supplemental Retirement Savings Plan are fully vested.
Amounts shown in the “Matching Charitable Award Program” column consist of gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $5,000 for the 2021 calendar year.
(7)    Ms. Mellet resigned from the company effective May 28, 2021. Ms. Mellet’s annual 2021 fixed deferred salary was $1,500,000; therefore, she earned $576,923 in 2021 fixed deferred salary between January 1, 2021 and her departure on May 28, 2021. Because of her departure from the company, Ms. Mellet forfeited 42% of this earned but unpaid 2021 fixed deferred salary, as well as 18% of her earned but unpaid 2020 fixed deferred salary. The amount of 2021 fixed deferred salary that Ms. Mellet forfeited is excluded from this table, which shows only amounts she actually will receive. Ms. Mellet forfeited $242,308 of her 2021 fixed deferred salary (which constitutes a 42% reduction, or 2% for each month by which her departure date preceded January 31, 2023). The amount of 2020 fixed deferred salary that Ms. Mellet forfeited is included in this table, which shows the 2020 amount we reported in our annual report on Form 10-K for the year ended December 31, 2020. Ms. Mellet forfeited $202,500 of her 2020 fixed deferred salary (which constitutes an 18% reduction in the unpaid portion ($1,125,000) of her earned 2020 fixed deferred salary, or 2% for each month by which her departure date preceded January 31, 2022). Ms. Mellet’s annual target 2021 at-risk deferred salary was $900,000. The amount of 2021 at-risk deferred salary in this table reflects the portion of her annual target 2021 at-risk deferred salary that she earned from January 1, 2021 through her May 28, 2021 departure date ($346,154), reduced to 93.5% of the adjusted target based on corporate and individual performance in 2021. As described in “Compensation Discussion and Analysis—Determination of 2021 Compensation,” the corporate performance-based portion will be paid at 92% of target and her individual performance-based portion will be paid at 95% of target. See footnote 4 to “Potential Payments Upon Termination as of December 31, 2021” table for information on Ms. Mellet’s 2021 deferred salary payments.

Fannie Mae 2021 Form 10-K	220

Executive Compensation | Compensation Tables and Other Information
Plan-Based Awards
The following table shows the annual at-risk deferred salary targets for each of the named executives during 2021. The terms of 2021 at-risk deferred salary are described in “Compensation Discussion and Analysis—2021 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2021 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the target performance-based at-risk portion of the named executives’ 2021 deferred salary.

Grants of Plan-Based Awards in 2021
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Threshold	Target	Maximum
Hugh Frater	At-risk deferred salary—Corporate	$—	$—	$—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
Chryssa Halley	At-risk deferred salary—Corporate	—	166,154	166,154
	At-risk deferred salary—Individual	—	166,154	166,154
	Total at-risk deferred salary	—	332,308	332,308
David Benson	At-risk deferred salary—Corporate	—	540,000	540,000
	At-risk deferred salary—Individual	—	540,000	540,000
	Total at-risk deferred salary	—	1,080,000	1,080,000
Celeste Mellet(2)	At-risk deferred salary—Corporate	—	450,000	450,000
	At-risk deferred salary—Individual	—	450,000	450,000
	Total at-risk deferred salary	—	900,000	900,000
Jeffery Hayward	At-risk deferred salary—Corporate	—	420,000	420,000
	At-risk deferred salary—Individual	—	420,000	420,000
	Total at-risk deferred salary	—	840,000	840,000
Kimberly Johnson	At-risk deferred salary—Corporate	—	448,846	448,846
	At-risk deferred salary—Individual	—	448,846	448,846
	Total at-risk deferred salary	—	897,692	897,692
Stergios Theologides	At-risk deferred salary—Corporate	—	360,000	360,000
	At-risk deferred salary—Individual	—	360,000	360,000
	Total at-risk deferred salary	—	720,000	720,000
(1)    Amounts shown are the target amounts of the performance-based at-risk portion of the named executives’ 2021 deferred salary. Half of 2021 at-risk deferred salary was subject to reduction based on corporate performance against the 2021 scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2021, taking into account corporate performance against the 2021 Board of Directors’ goals, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a minimum amount payable. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2021 at-risk deferred salary was only subject to reduction; amounts higher than the target amount could not be awarded. The actual amounts of the at-risk portion of 2021 deferred salary that will be paid to the named executives for 2021 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2021, 2020 and 2019.”
(2)    Amounts shown for Ms. Mellet reflect her annual at-risk deferred salary target. Ms. Mellet left the company in May 2021. The adjusted amount of her total 2021 at-risk deferred salary target reflecting the portion of the year she was employed by the company was $346,154.

Fannie Mae 2021 Form 10-K	221

Executive Compensation | Compensation Tables and Other Information
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
Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2021, the annual limit was $290,000).
For 2021, we credited 6% of the eligible compensation for our named executives that exceeded the applicable IRS annual limit, which was immediately vested. Eligible compensation in any year consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. Prior to 2021, in addition to this 6% credit, the Supplemental Retirement Savings Plan provided for an additional 2% credit of eligible compensation. In November 2020, we amended the Supplemental Retirement Savings Plan to eliminate this additional 2% credit beginning with compensation earned for the 2021 plan year. Amounts credited for 2021 include the 2% credit related to eligible 2020 compensation that was paid in 2021.
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
The table below provides information on the nonqualified deferred compensation of the named executives in 2021, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Non-Qualified Deferred Compensation for 2021
Name	Company Contributions in 2021(1)	Aggregate Earnings in 2021(2)	Aggregate Balance at December 31, 2021(3)
Hugh Frater	$18,600	$4,882	$80,284
Chryssa Halley	45,139	69,558	709,124
David Benson	68,446	(13,562)	929,780
Celeste Mellet	46,200	38,310	312,819
Jeffery Hayward	54,138	59,484	800,260
Kimberly Johnson	54,138	119,213	953,989
Stergios Theologides	54,138	10,776	127,876
(1)    All amounts reported in this column are also reported as 2021 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2021, 2020 and 2019.”
(2)    None of the earnings reported in this column are reported as 2021 compensation in the “Summary Compensation Table for 2021, 2020 and 2019” because the earnings are neither above-market nor preferential.
(3)    Amounts reported in this column reflect company contributions to the Supplemental Retirement Savings Plan that are also reported in the “All Other Compensation” column of the “Summary Compensation Table for 2021, 2020 and 2019” as follows:

Fannie Mae 2021 Form 10-K	222

Executive Compensation | Compensation Tables and Other Information

Balance Amounts Reported in “All Other Compensation” in the Summary Compensation Table
Name	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2020 in the Summary Compensation Table	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2019 in the Summary Compensation Table
Hugh Frater	$25,200	$25,600
Chryssa Halley	—	—
David Benson	75,046	73,600
Celeste Mellet	72,585	63,600
Jeffery Hayward	58,738	57,600
Kimberly Johnson	58,738	57,600
Stergios Theologides	—	—
Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our current named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2021 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. Under the 2021 executive compensation program, a named executive would be entitled to receive a specified portion of his or her earned but unpaid 2021 deferred salary if his or her employment was terminated for any reason, other than for cause.
Below we discuss various elements of the current named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, terminates employment due to long-term disability, or the company terminates his or her employment. We then quantify the amounts that would be paid to our current named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2021.
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

Fannie Mae 2021 Form 10-K	223

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

Fannie Mae 2021 Form 10-K	224

Executive Compensation | Compensation Tables and Other Information
The table below shows the amounts that would have become payable to each of our current named executives if his or her employment had terminated on December 31, 2021 for the reasons specified. No amounts are shown for Mr. Frater, as he does not receive deferred salary. Ms. Mellet resigned from the company effective May 28, 2021; therefore, the amounts shown in the table below reflect the 2021 deferred salary amounts she will receive in 2022 based on her May 28, 2021 separation date, rather than the amounts she would have received if she had left the company on December 31, 2021.

Potential Payments Upon Termination as of December 31, 2021
Name	2021 Fixed Deferred Salary(1)	2021 At-Risk Deferred Salary(2)	Interest on 2021 Deferred Salary(3)	Total
Hugh Frater
Resignation, retirement, or termination without cause	$—	$—	$—	$—
Long-term disability	—	—	—	—
Death	—	—	—	—
Termination for cause	—	—	—	—
Chryssa Halley
Resignation, retirement, or termination without cause	335,385	310,708	323	646,416
Long-term disability	335,385	332,308	334	668,027
Death	335,385	332,308	193	667,886
Termination for cause	—	—	—	—
David Benson
Resignation, retirement, or termination without cause	1,920,000	1,009,800	1,465	2,931,265
Long-term disability	1,920,000	1,080,000	1,500	3,001,500
Death	1,920,000	1,080,000	909	3,000,909
Termination for cause	—	—	—	—
Celeste Mellet(4)
Resignation, retirement, or termination without cause	334,615	323,654	329	658,598
Long-term disability	—	—	—	—
Death	—	—	—	—
Termination for cause	—	—	—	—
Jeffery Hayward
Resignation, retirement, or termination without cause	1,460,000	745,500	1,103	2,206,603
Long-term disability	1,460,000	840,000	1,150	2,301,150
Death	1,460,000	840,000	696	2,300,696
Termination for cause	—	—	—	—
Kimberly Johnson
Resignation, retirement, or termination without cause	1,180,015	839,342	1,010	2,020,367
Long-term disability	1,594,615	897,692	1,246	2,493,553
Death	1,594,615	897,692	753	2,493,060
Termination for cause	—	—	—	—
Stergios Theologides
Resignation, retirement, or termination without cause	873,200	673,200	773	1,547,173
Long-term disability	1,180,000	720,000	950	1,900,950
Death	1,180,000	720,000	575	1,900,575
Termination for cause	—	—	—	—

Fannie Mae 2021 Form 10-K	225

Executive Compensation | Compensation Tables and Other Information
(1)    In the case of resignation, retirement or termination without cause, Ms. Johnson and Mr. Theologides each would have received 74% of their 2021 fixed deferred salary, which is the earned but unpaid portion of their 2021 fixed deferred salary as of December 31, 2021, reduced by 2% for each full or partial month by which their separation from employment preceded January 31, 2023. Ms. Halley, Mr. Benson and Mr. Hayward each would have received 100% of their 2021 fixed deferred salary, with no reduction, because Ms. Halley had reached age 55 with 10 years of service with Fannie Mae and Mr. Benson and Mr. Hayward had reached age 62. Based on her separation date of May 28, 2021, Ms. Mellet’s earned but unpaid 2021 fixed deferred salary was $576,923. She will receive 58% of this amount as a result of her resignation, reflecting a reduction of 2% for each full or partial month by which her separation from employment preceded January 31, 2023.
(2)    The amounts in this column in the event of resignation, retirement, or termination without cause reflect FHFA’s and the Board’s determinations of 2021 corporate performance-based at-risk deferred salary and 2021 individual performance-based at-risk deferred salary, as described in “Compensation Discussion and Analysis—Determination of 2021 Compensation.” The amounts in this column for current named executives in the event of a termination due to death or long-term disability do not reflect any performance-based reduction, because the hypothetical December 31, 2021 termination date occurred prior to FHFA’s and the Board’s performance determinations for at-risk deferred salary in early 2022. Amounts in this column for Ms. Mellet reflect her earned but unpaid 2021 at-risk deferred salary through her May 28, 2021 separation date, and also reflect FHFA’s and the Board’s determinations of corporate and her individual performance for 2021.
(3)    Interest payable on the deferred salary payments, which reflects that: (a) in the event of resignation, retirement, termination without cause, or long-term disability, installment payments of deferred salary would be paid on the original payment schedule; and (b) in the event of death, payments of deferred salary would be made within 90 days of the executive’s death. The amount of interest payable in the event of death in this table assumes the payment of deferred salary would occur on the 90th day following the hypothetical December 31, 2021 date of death. Interest on 2021 deferred salary payments accrues at an annual rate of 0.05%.
(4)     Because of her departure from the company, Ms. Mellet will receive only a portion of her target 2021 deferred salary (which was $1,500,000 in fixed deferred salary and $900,000 in at-risk deferred salary). Specifically, she will receive: (1) $334,615 in 2021 fixed deferred salary, which is the portion of her 2021 fixed deferred salary that she earned from January 1, 2021 through May 28, 2021 ($576,923), reduced by 2% for each month by which her departure date preceded January 31, 2023, or 42%; and (2) $323,654 in 2021 at-risk deferred salary, which is the portion of her 2021 at-risk deferred salary that she earned from January 1, 2021 through May 28, 2021 ($346,154), reduced to 93.5% of the adjusted target based on corporate and individual performance in 2021 (the corporate performance-based portion will be paid at 92% of target and the individual performance-based portion will be paid at 95% of target). The amounts reported as Ms. Mellet’s 2021 compensation in this table exclude all forfeited amounts and represent amounts she actually will receive, rather than the original amounts awarded to her. Ms. Mellet will receive her 2021 at-risk and fixed deferred salary (including interest) in two installments: $395,158 in March 2022 and $263,440 in June 2022.
Chief Executive Officer to Median Employee Pay Ratio
The following table shows the compensation paid to our Chief Executive Officer for 2021, the total 2021 compensation of our median employee (which was calculated based on the methodology described below the table), and the estimated ratio of the Chief Executive Officer’s pay to the median employee’s pay for 2021.

2021 Chief Executive Officer to Median Employee Pay Ratio
Individual	Compensation	Ratio

Chief Executive Officer	$636,000	4.1 to 1
Median Employee	154,531
We took the following steps to identify our median employee and determine this employee’s compensation:
•We identified our employee population as of December 31, 2021, which consisted of approximately 7,400 full-time and part-time employees. We did not include independent contractors in this population.
•For each employee (other than our Chief Executive Officer), we determined the sum of their base salary for 2021, performance awards for 2021 and the value of company contributions made in 2021 on their behalf to retirement plans. We did not annualize the compensation of employees who were employed for less than the full year, nor did we make any full-time equivalent adjustments to part-time employees.

Fannie Mae 2021 Form 10-K	226

Executive Compensation | Compensation Tables and Other Information
•Comparing the sums, we identified an employee whose compensation best reflected Fannie Mae employees’ median 2021 compensation (that is, the midpoint of employees ranked in order of compensation amount).
•We then determined that median employee’s total 2021 compensation using the approach required by the SEC when calculating our named executives’ compensation, as reported in the Summary Compensation Table.
In general, we offer employees base salary, the opportunity to receive awards for performance, company retirement plan contributions and other benefits. In accordance with SEC rules, the median employee compensation amount for 2021 provided in the table above consists of base salary, an award for 2021 performance and company retirement plan contributions, but does not reflect benefits relating to group life or health plans generally available to all salaried employees, parking or transit benefits that are generally available to all salaried employees, or personal benefits with an aggregate value of less than $10,000. The Chief Executive Officer compensation amount for 2021 provided in the table above consists of base salary and company retirement plan contributions, and is the same amount reported in the “Summary Compensation Table for 2021, 2020 and 2019.”
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
Mr. Frater, our Chief Executive Officer and a member of the Board of Directors, did not receive any additional compensation for his service as a director in 2021.
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
Stock Ownership Guidelines for Directors. In 2009, our Board of Directors eliminated our stock ownership requirements for directors.

Fannie Mae 2021 Form 10-K	227

Executive Compensation | Compensation Tables and Other Information
2021 Non-Management Director Compensation
The total 2021 compensation for our non-management directors is shown in the table below.

2021 Non-Management Director Compensation Table
Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Amy Alving	$170,000	$—	$170,000
Sheila Bair	290,000	1,600	291,600
Christopher Brummer(2)	134,762	—	134,762
Renee Glover	170,000	—	170,000
Michael Heid	180,000	—	180,000
Robert Herz	185,000	2,750	187,750
Antony Jenkins	167,083	—	167,083
Simon Johnson(2)	137,679	—	137,679
Karin Kimbrough	160,376	—	160,376
Diane Nordin	180,000	5,000	185,000
Manolo Sánchez	175,000	5,000	180,000

Directors who resigned from the Board during 2021
Jonathan Plutzik(3)	48,166	—	48,166
Ryan Zanin(4)	13,333	—	13,333
(1)    Amounts shown in the “All Other Compensation” column consist of gifts we made on behalf of the directors under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $5,000 for the 2021 calendar year.
(2)    Mr. Brummer and Mr. Johnson joined Fannie Mae’s Board of Directors in February 2021.
(3)    Mr. Plutzik resigned from Fannie Mae’s Board of Directors effective April 2021.
(4)    Mr. Zanin resigned from Fannie Mae’s Board of Directors effective January 2021. Mr. Zanin has served as Fannie Mae’s Executive Vice President and Chief Risk Officer since February 2021. Mr. Zanin earned $1,945,915 in total direct compensation as Fannie Mae’s Executive Vice President and Chief Risk Officer in 2021, consisting of $461,538 in base salary, $927,692 in fixed deferred salary and $556,685 in at-risk deferred salary. According to its terms, Mr. Zanin’s fixed deferred salary earned in 2021 is payable in quarterly installments in March, June, September and December 2022 and his at-risk deferred salary earned in 2021 is payable in quarterly installments in March, June, September and December 2023. Mr. Zanin also earned $33,713 in other compensation as a Fannie Mae executive in 2021, consisting of company contributions to the retirement savings plan, company credits to the supplemental retirement savings plan, interest payable on 2021 fixed and at-risk deferred salary, and matching gift amounts. Mr. Zanin notified the company that he will be leaving the company by April 2022. As a result, his earned but unpaid 2021 fixed deferred salary will be reduced by 2% for each full or partial month by which his separation date precedes February 28, 2023.

Fannie Mae 2021 Form 10-K	228

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership

Stock Ownership of Directors and Executive Officers
The following table shows the beneficial ownership of our stock by each of our directors, each of our named executives, and all directors and executive officers as a group, as of February 1, 2022. As of that date, no director or named executive, nor all directors and executive officers as a group, owned as much as 1% of our outstanding common stock or owned any series of our preferred stock.

Beneficial Ownership of Stock by Directors and Executive Officers
Directors and Named Executives	Position	Number of Shares of Common Stock Beneficially Owned(1)
Amy Alving	Director	0
Sheila Bair	Director (Chairwoman of the Board)	0
Christopher Brummer	Director	0
Renee Glover	Director	0
Michael Heid	Director	0
Robert Herz	Director	0
Antony Jenkins	Director	0
Simon Johnson	Director	0
Karin Kimbrough	Director	0
Diane Nordin	Director	0
Manolo Sánchez	Director	0
Hugh Frater	Chief Executive Officer and Director	0
David Benson	President	0
Chryssa Halley	EVP and Chief Financial Officer	0
Celeste Mellet	Former EVP and Chief Financial Officer	0
Jeffery Hayward	EVP and Chief Administrative Officer	14,868
Kimberly Johnson	EVP and Chief Operating Officer	6,669
Stergios Theologides	EVP, General Counsel, and Corporate Secretary	0

All directors and executive officers as a group (21 persons)(2)		50,683

(1)    Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table, except for 9,146 shares for which one executive officer shares investment and voting power with her spouse. None of our directors, named executives or other executive officers held any series of our preferred stock as of the date of this table.
(2)     Group includes Ms. Mellet, who left the company in May 2021.

Fannie Mae 2021 Form 10-K	229

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership
Stock Ownership of Greater-Than 5% Holders
The following table shows the beneficial ownership of our common stock by the only persons or entities we know of that hold more than 5% of our common stock as of February 1, 2022.

Beneficial Ownership of Stock by 5%+ Holders
5%+ Holders	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW, Washington, DC 20220
Pershing Square Capital Management, L.P. PS Management GP, LLC William A. Ackman	115,569,796(2)	9.98%
787 Eleventh Avenue, 9th Floor, New York, New York 10019
(1)    In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 15, 2022, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.
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

Overview. We review transactions in which Fannie Mae is a participant and in which any of our directors or executive officers or their immediate family members may have a material interest to determine whether any of those persons has a material interest in the transaction. Our current written policies and procedures for the review, approval or ratification of transactions with related persons that are required to be reported under Item 404(a) of Regulation S-K are set forth in our:
•Director Code of Conduct;
•Corporate Governance Guidelines;
•Nominating and Corporate Governance Committee Charter;
•Board of Directors’ delegation of authorities and reservation of powers;

Fannie Mae 2021 Form 10-K	230

Certain Relationships and Related Transactions, and Director Independence | Policies and Procedures Relating to Transactions with Related Persons
•Employee Code of Conduct; and
•Oversight of Designated Executive Officers’ Conflicts of Interest and Business Courtesies Matters Policy.
In addition, depending on the circumstances, relationships and transactions with related persons may require conservator decision pursuant to the instructions issued to the Board of Directors by the conservator or may require the consent of Treasury pursuant to the senior preferred stock purchase agreement.
Director Code of Conduct. Our Director Code of Conduct prohibits our directors from engaging in any conduct or activity that is inconsistent with our best interests, as defined by the conservator’s express directions, its policies and applicable law. Our Director Code of Conduct requires our directors to excuse themselves from voting on any issue before the Board that could result in a conflict, self-dealing or other circumstance where their position as directors would be detrimental to us or result in a noncompetitive, favored or unfair advantage to either themselves or their associates. In addition, our directors must disclose to the Chair of the Nominating and Corporate Governance Committee, or another member of the Committee, any situation that involves or appears to involve a conflict of interest. This includes, for example, a financial interest of a director, an immediate family member of a director or a business associate of a director in any transaction being considered by the Board, as well as a financial interest a director has in an organization doing business with us. Our directors also are required to comply with the company’s procedures for the review, approval, or ratification of related person transactions. Each of our directors also must annually certify compliance with our Director Code of Conduct.
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
Designated Executive Officer Conflicts Policy. Our Oversight of Designated Executive Officers’ Conflicts of Interest and Business Courtesies Matters Policy (“Designated Executive Officer Conflicts Policy”) requires that our executive officers report to the Compliance and Ethics division any transaction with us in which the executive officer or any immediate family member of the executive officer has a direct or indirect interest, including any transaction that is required to be disclosed under Item 404(a) of Regulation S-K. The Designated Executive Officer Conflicts Policy provides that the Compliance and Ethics division will notify Legal department personnel with responsibility for the company’s periodic SEC filings as soon as possible of any such disclosure by an executive officer and work with Legal department personnel to ensure reporting of such transaction occurs if determined necessary or appropriate. The Designated Executive Officer Conflicts Policy also provides that, if the Compliance and Ethics division has determined the reported transaction poses a conflict or if the reported transaction involves the CEO, the division will submit its initial determination and any recommended mitigation activities regarding such transaction to the Nominating and Corporate Governance Committee to approve, deny or further condition.
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

Fannie Mae 2021 Form 10-K	231

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
Transactions with Related Persons

Transactions with Treasury
Treasury beneficially owns more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares of our common stock equal to 79.9% of our outstanding common stock on a fully diluted basis on the date of exercise, for an exercise price of $0.00001 per share, and is exercisable in whole or in part at any time on or before September 7, 2028. We describe below our current agreements with Treasury, as well as payments we are making to Treasury pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, the Infrastructure Investment and Jobs Act and the GSE Act.
FHFA, as conservator, approved the senior preferred stock purchase agreement, the amendments to the agreement and the letter agreements relating to the agreement and the senior preferred stock. FHFA, as conservator, also approved our role as program administrator for the Home Affordable Modification Program and other initiatives under the Making Home Affordable Program.
Treasury Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement was subsequently amended on September 26, 2008, May 6, 2009, December 24, 2009 and August 17, 2012. We, through FHFA, in its capacity as conservator, and Treasury entered into letter agreements modifying the terms of the senior preferred stock purchase agreement and the senior preferred stock on December 21, 2017, September 27, 2019 and January 14, 2021. In addition, we, through FHFA, in its capacity as conservator, and Treasury entered into a letter agreement on September 14, 2021 that temporarily suspended some of the provisions added to the senior preferred stock purchase agreement pursuant to the January 14, 2021 letter agreement. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” for a description of the terms of the senior preferred stock purchase agreement and related letter agreements, the senior preferred stock and the warrant.
As of December 31, 2021, we had received an aggregate of $119.8 billion from Treasury under the senior preferred stock purchase agreement, none of which was received in 2021, and the remaining amount of funding available to us under the agreement was $113.9 billion. Through December 31, 2021, we had paid an aggregate of $181.4 billion to Treasury in dividends on the senior preferred stock, none of which was paid in 2021.
Treasury Making Home Affordable Program
In 2009, Treasury launched the Making Home Affordable Program to help struggling homeowners avoid foreclosure and engaged us as program administrator for loans modified under the Home Affordable Modification Program, or HAMP, and other initiatives under the Making Home Affordable Program. HAMP was aimed at helping borrowers by modifying their mortgage loan to make their payments more affordable. In 2021, our principal activities as program administrator included:
•supporting servicers and managing the process for servicers to report modification activity and program performance;
•calculating incentive compensation consistent with program guidelines;
•acting as record-keeper for executed loan modifications and program administration; and
•performing other tasks as directed by Treasury from time to time.

Fannie Mae 2021 Form 10-K	232

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons

Although borrowers could apply for modifications under HAMP only through 2016, our role as program administrator continues in order to administer remaining incentives payable under the program and to continue record-keeping for completed modification activity and performance.
Under our arrangement, Treasury has compensated us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect we will have received an aggregate of approximately $549 million from Treasury for our work as program administrator from 2009 through 2021, as well as an additional amount of approximately $152 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to continue to receive reimbursements from Treasury for our work through the completion of our role as program administrator.
Obligation to Pay TCCA Fees to Treasury
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. In 2020, FHFA provided guidance that we are not required to accrue or remit TCCA fees to Treasury with respect to loans backing MBS trusts that have been delinquent for four months or longer. Once payments on such loans resume, we will resume accrual and remittance to Treasury of the associated TCCA fees on the loans. In 2021, we recognized $3.1 billion for our obligations to Treasury under the TCCA.
In November 2021, the Infrastructure Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family residential mortgages delivered to us and pay the associated revenue to Treasury. In January 2022, FHFA advised us to continue to pay these TCCA fees to Treasury with respect to all single-family loans acquired by us before October 1, 2032, and to continue to remit these amounts to Treasury on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement, or in which such allocation or transfer would cause such a draw. We paid $603 million to the funds in 2021 based on our new business purchases in 2020. Pursuant to the GSE Act and directions from FHFA, we paid $211 million of this amount to Treasury’s Capital Magnet Fund and $392 million of this amount to HUD’s Housing Trust Fund.
Our new business purchases were $1.4 trillion for the year ended December 31, 2021. Accordingly, we recognized an expense of $598 million related to this obligation for the year ended December 31, 2021. Of this amount, $209 million is payable to Treasury’s Capital Magnet Fund and $389 million is payable to HUD’s Housing Trust Fund. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” for more information regarding the GSE Act’s affordable housing allocation requirements.
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

Fannie Mae 2021 Form 10-K	233

Certain Relationships and Related Transactions, and Director Independence | Director Independence

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
In determining the independence of our current Board members other than Mr. Frater, the Board of Directors considered the following relationships, transactions or arrangements and determined they were not material to the independence of these Board members and would not interfere with the director’s independent judgment:
•Board Memberships with Business Partners. Ms. Alving, Ms. Bair, Ms. Glover, Mr. Heid, Mr. Herz and Mr. Sánchez are or were directors or advisory Board members of companies that engage in business with Fannie Mae or that have an interest in one or more entities that engage in business with Fannie Mae. The Board considered that each of these directors was solely a director or advisory board member of such company, and none of these directors served in a management role or had ownership interests other than as incidental to their board service. The Board also considered other relevant information, including to the extent available information regarding payments between these companies and Fannie Mae during the past three years.
•Board Memberships with Non-Profits to Which We Have Made Payments. Ms. Glover, Mr. Herz and Ms. Nordin serve as Board members of non-profit organizations that have received payments from Fannie Mae. The amount of these payments fell substantially below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
•Board Memberships with Companies that Invest in Our Securities. Ms. Bair, Mr. Herz and Ms. Nordin serve as directors or advisory Board members of companies that invest or may invest in Fannie Mae fixed-income securities. It is generally not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed-income securities as payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. We understand that the investments by these companies in Fannie Mae fixed-income securities are entered into at arm’s length in the ordinary course of business, upon market terms and conditions, and are not entered into at the direction of, or upon approval by, the director in his or her capacity as a director or advisory Board member of these companies.
•Prior Recent Employment with Business Partner. Ms. Kimbrough is a former employee of Google. She was employed by Google until December 2019. We engage in business transactions with Google. The payments we made to Google during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments. Ms. Kimbrough owns substantially less than 1% of the outstanding equity interests in Alphabet Inc., Google’s parent company.
•Current Employment with Business Partners. Mr. Brummer, Mr. Johnson and Ms. Kimbrough are each employed at entities that engage in business with Fannie Mae.
◦Mr. Brummer is currently a columnist at CQ Roll Call, a provider of congressional news, legislative tracking, and advocacy services. He is also the co-founder of a podcast that is affiliated with CQ Roll Call. Fannie Mae pays subscription fees to CQ Roll Call. The payments made by Fannie Mae to CQ Roll Call during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
◦Mr. Johnson is currently a professor at the MIT Sloan School of Management. Fannie Mae engages in business transactions with MIT. The payments made by Fannie Mae to MIT during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
◦Ms. Kimbrough is currently an employee of LinkedIn Corporation, a subsidiary of Microsoft Corporation. Fannie Mae engages in business transactions with LinkedIn and Microsoft. The payments made by Fannie Mae to Microsoft during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.

Fannie Mae 2021 Form 10-K	234

Certain Relationships and Related Transactions, and Director Independence | Director Independence

•Investors in a Company Partially Owned by a Board Member Engaged in Business with Fannie Mae. Mr. Jenkins has a significant ownership interest in and is Executive Chair of 10x Future Technologies Ltd. Four companies that engage in business transactions with Fannie Mae are investors in 10x Future Technologies Ltd. Mr. Jenkins does not own a stake in any of these companies and his compensation is not tied to their performance. In addition, business dealings between Fannie Mae and these companies are conducted at arms’ length, within the ordinary course of business. The Board is not required to approve, nor has it approved, any transactions involving Fannie Mae and these companies.
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
The Board determined that Jonathan Plutzik, a former director who served as a member of our Board until April 2021, met our director independence standards when it assessed his independence in January 2021.
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
Item 14.  Principal Accounting Fees and Services
The Audit Committee of our Board of Directors is directly responsible for the appointment, oversight and evaluation of our independent registered public accounting firm, subject to conservator approval of matters relating to retention and termination. Deloitte & Touche LLP (Public Company Accounting Oversight Board ID No.34) was our independent registered public accounting firm for the years ended 2021 and 2020. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP, including audit fees.

	For the Year Ended December 31,
	2021	2020
Description of fees:
Audit fees	$38,100,000	$39,546,300
Audit-related fees(1)	315,000	315,000
All other fees(2)	587,000	105,000
Total fees	$39,002,000	$39,966,300
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

Fannie Mae 2021 Form 10-K	235

Principal Accounting Fees and Services
The Audit Committee has delegated to its Chair the authority to pre-approve any additional audit and permissible non-audit services up to $1 million per engagement. The Audit Committee must ratify such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche LLP outside of the scope of the integrated audit must be approved by the conservator.
In 2021, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

Fannie Mae 2021 Form 10-K	236

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

4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008)

Fannie Mae 2021 Form 10-K	237

Exhibits, Financial Statement Schedules

4.18
Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of September 30, 2019 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed October 31, 2019)

4.19
Fourth Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of April 13, 2021 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 30, 2021)

4.20	Warrant to Purchase Common Stock, dated September 7, 2008 (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008)
4.21
Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008)

4.22
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

4.23
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

4.24
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

4.27
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated January 14, 2021 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed January 20, 2021)

4.28
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

10.3
Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 17, 2017)

10.4
Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 14, 2019)

10.5
Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 8, 2008)

10.6
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008† (Incorporated by reference to Exhibit 10.32 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009)

10.7
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective May 14, 2010† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010)

10.8
Amendment to Fannie Mae Supplemental Retirement Savings plan for 2012 Executive Compensation Program, adopted May 18, 2012† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 8, 2012)

10.9
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective July 1, 2013† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed November 7, 2013)

10.10
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective December 31, 2020† (Incorporated by reference to Exhibit 10.11 to Fannie Mae's Annual Report on Form 10-K for the year ended December 31, 2020, filed February 12, 2021)

Fannie Mae 2021 Form 10-K	238

Exhibits, Financial Statement Schedules

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

10.19	Confidentiality and Proprietary Rights Agreement† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 3, 2021)
10.20	Form of Covered Employee Statement Under Confidentiality and Proprietary Rights Agreement†
10.21
Retention Award Agreement between Kimberly Johnson and Fannie Mae dated July 29, 2021† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 3, 2021)

10.22
Third Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC, dated as of January 9, 2020 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2019, dated February 13, 2020)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________
†    This Exhibit is a management contract or compensatory plan or arrangement.
*    The financial information contained in these XBRL documents is unaudited.
Item 16.  Form 10-K Summary
None.

Fannie Mae 2021 Form 10-K	239

Signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

/s/ Hugh R. Frater
Hugh R. Frater Chief Executive Officer
Date: February 15, 2022

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hugh R. Frater and Chryssa C. Halley, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheila C. Bair	Chair of the Board of Directors	February 15, 2022
Sheila C. Bair

/s/ Hugh R. Frater	Chief Executive Officer and Director	February 15, 2022
Hugh R. Frater

/s/ Chryssa C. Halley	Executive Vice President and Chief Financial Officer	February 15, 2022
Chryssa C. Halley

/s/ James L. Holmberg	Senior Vice President and Controller	February 15, 2022
James L. Holmberg

/s/ Amy E. Alving	Director	February 15, 2022
Amy E. Alving

Fannie Mae 2021 Form 10-K	240

Signatures

Signature	Title	Date

/s/ Christopher J. Brummer	Director	February 15, 2022
Christopher J. Brummer

/s/ Renee L. Glover	Director	February 15, 2022
Renee L. Glover

/s/ Michael J. Heid	Director	February 15, 2022
Michael J. Heid

/s/ Robert H. Herz	Director	February 15, 2022
Robert H. Herz

/s/ Antony Jenkins	Director	February 15, 2022
Antony Jenkins

/s/ Simon Johnson	Director	February 15, 2022
Simon Johnson

/s/ Karin Kimbrough	Director	February 15, 2022
Karin Kimbrough

/s/ Diane C. Nordin	Director	February 15, 2022
Diane C. Nordin

/s/ Manuel Sánchez Rodríguez	Director	February 15, 2022
Manuel Sánchez Rodríguez

Fannie Mae 2021 Form 10-K	241

Fannie Mae 2021 Form 10-K	F-1

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity (deficit) for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses in the year ended December 31, 2020 due to the adoption of the Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which was later amended by ASU 2019-04, ASU 2019-05 and ASU 2019-11.
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

Fannie Mae 2021 Form 10-K	F-2

Report of Independent Registered Public Accounting Firm

Allowance for Loan Losses — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s allowance for loan losses is a valuation allowance that reflects an estimate of expected credit losses related to its recorded investment in held for investment loans. The allowance for loan losses requires consideration of a broad range of information about current conditions and reasonable and supportable forecast information to develop loan loss estimates. The Company used a discounted cash flow method to measure expected credit losses on its single-family mortgage loans and an undiscounted loss method to measure expected credit losses on its multifamily mortgage loans. The internal models used to estimate credit losses incorporate historical credit loss experience, adjusted for current economic forecasts and the current credit profile of the Company’s loan book of business. The models use reasonable and supportable forecasts for key economic drivers, such as home prices (single-family), interest rates (single-family), rental income (multifamily) and property valuations (multifamily). The cash flow analysis incorporates estimates produced by the Company’s internal models, which include the probability of prepayment, default rates, and loss severity in the event of default. The modeled estimates are adjusted when management believes the model does not capture the entirety of losses it expects to incur. Accordingly, the estimate of lifetime expected credit losses requires significant management judgments and assumptions about highly complex and inherently uncertain matters.
Estimating expected credit losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty required significant management judgment. Management’s estimate of the quantitative impact of COVID-19 on the allowance for loan losses relied on various assumptions to determine the expected credit losses for both single-family and multifamily loans. These assumptions included expectations surrounding the length of time that loans remain in forbearance and the type and extent of loss mitigation that may be needed when loans exit a COVID-19-related forbearance, effects of the government’s economic stimulus, the vaccine rollout, and the high degree of uncertainty regarding the future course of the pandemic, including new strains of the virus and its effect on the economy.
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
•With the assistance of our credit specialists, we evaluated management’s assumptions, including those assumptions related to the COVID-19 pandemic. For single-family loans, we evaluated the assumptions for home price growth, projected interest rates, the rate of borrower participation in a COVID-19 forbearance program and the type and extent of loss mitigation that may be needed when the loan exits forbearance. For multifamily loans, we evaluated management’s assumptions related to forecasts of property rental income and property valuations. Additionally, we evaluated management’s assumptions related to the effects of the government’s economic stimulus, the vaccine rollout, and the high degree of uncertainty regarding the future course of the pandemic on estimates of credit losses for both single-family and multifamily loans.
•We tested the accuracy of historical loan performance data and current economic data consumed by the internal models used to calculate expected credit losses.
•We evaluated the appropriateness of economic and other forecasts used in internal models, including the reversion period applied for periods beyond the reasonable and supportable forecast period.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 15, 2022
We have served as the Company's auditor since 2005.

Fannie Mae 2021 Form 10-K	F-3

Financial Statements | Consolidated Balance Sheets
FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions)

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$42,448	$38,337
Restricted cash and cash equivalents (includes $59,203 and $68,308, respectively, related to consolidated trusts)	66,183	77,286
Securities purchased under agreements to resell or similar arrangements (includes $13,533 and $0, respectively, related to consolidated trusts)	20,743	28,200
Investments in securities:
Trading, at fair value (includes $4,224 and $6,544, respectively, pledged as collateral)	88,206	136,542
Available-for-sale, at fair value (with an amortized cost of $827 and $1,606, net of allowance for credit losses of $0 and $3, respectively)	837	1,697
Total investments in securities	89,043	138,239
Mortgage loans:
Loans held for sale, at lower of cost or fair value	5,134	5,197
Loans held for investment, at amortized cost:
Of Fannie Mae	61,025	112,726
Of consolidated trusts	3,907,712	3,546,521
Total loans held for investment (includes $4,964 and $6,490, respectively, at fair value)	3,968,737	3,659,247
Allowance for loan losses	(5,629)	(10,552)
Total loans held for investment, net of allowance	3,963,108	3,648,695
Total mortgage loans	3,968,242	3,653,892
Advances to lenders	8,414	10,449
Deferred tax assets, net	12,715	12,947
Accrued interest receivable, net (includes $8,878 and $9,635 related to consolidated trusts and net of allowance of $140 and $216, respectively)	9,264	9,937
Acquired property, net	1,259	1,261
Other assets	10,855	15,201
Total assets	$4,229,166	$3,985,749
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,517 and $8,955, respectively, related to consolidated trusts)	$9,186	$9,719
Debt:
Of Fannie Mae (includes $2,381 and $3,728, respectively, at fair value)	200,892	289,572
Of consolidated trusts (includes $21,735 and $24,586, respectively, at fair value)	3,957,299	3,646,164
Other liabilities (includes $1,245 and $1,523, respectively, related to consolidated trusts)	14,432	15,035
Total liabilities	4,181,809	3,960,490
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $163,672 and $142,192, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(85,934)	(108,110)
Accumulated other comprehensive income	38	116
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant for information on the related dividend obligation and liquidation preference)	47,357	25,259
Total liabilities and equity	$4,229,166	$3,985,749
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2021 Form 10-K	F-4

Financial Statements | Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Interest income:
Trading securities	$524	$874	$1,627
Available-for-sale securities	58	98	175
Mortgage loans	98,930	106,316	117,374
Securities purchased under agreements to resell or similar arrangements	21	146	843
Other	142	135	163
Total interest income	99,675	107,569	120,182
Interest expense:
Short-term debt	(4)	(182)	(501)
Long-term debt	(70,084)	(82,521)	(98,388)
Total interest expense	(70,088)	(82,703)	(98,889)
Net interest income	29,587	24,866	21,293
Benefit (provision) for credit losses	5,130	(678)	4,011
Net interest income after benefit (provision) for credit losses	34,717	24,188	25,304
Investment gains, net	1,352	907	1,770
Fair value gains (losses), net	155	(2,501)	(2,214)
Fee and other income	361	462	566
Non-interest income (loss)	1,868	(1,132)	122
Administrative expenses:
Salaries and employee benefits	(1,493)	(1,554)	(1,486)
Professional services	(817)	(921)	(967)
Other administrative expenses	(755)	(593)	(570)
Total administrative expenses	(3,065)	(3,068)	(3,023)
Foreclosed property expense	(33)	(177)	(515)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(3,071)	(2,673)	(2,432)
Credit enhancement expense	(1,051)	(1,361)	(1,134)
Change in expected credit enhancement recoveries	(194)	233	—
Other expenses, net	(1,222)	(1,131)	(745)
Total expenses	(8,636)	(8,177)	(7,849)
Income before federal income taxes	27,949	14,879	17,577
Provision for federal income taxes	(5,773)	(3,074)	(3,417)
Net income	22,176	11,805	14,160
Other comprehensive loss:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(67)	(23)	(179)
Other, net of taxes	(11)	8	(12)
Total other comprehensive loss	(78)	(15)	(191)
Total comprehensive income	$22,098	$11,790	$13,969
Net income	$22,176	$11,805	$14,160
Dividends distributed or amounts attributable to senior preferred stock	(22,098)	(11,790)	(13,969)
Net income attributable to common stockholders	$78	$15	$191
Earnings per share:
Basic	$0.01	$0.00	$0.03
Diluted	0.01	0.00	0.03
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,762
Diluted	5,893	5,893	5,893
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2021 Form 10-K	F-5

Financial Statements | Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$22,176	$11,805	$14,160
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(10,763)	(9,190)	(6,002)
Net impact of hedged mortgage assets and debt	(268)	—	—
Provision (benefit) for credit losses	(5,130)	678	(4,011)
Valuation gains	(1,996)	(2,618)	(1,809)
Current and deferred federal income taxes	300	3,152	1,517
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(1,780)	(924)	(917)
Net change in accrued interest receivable	(618)	(2,749)	332
Net change in servicer advances	(2,131)	932	(67)
Other, net	443	(225)	(363)
Net change in trading securities	46,983	(73,659)	(1,630)
Interest payment on discounted debt	(5)	(136)	(5,964)
Net cash provided by (used in) operating activities	47,211	(72,934)	(4,754)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	41	47	58
Proceeds from sales of trading securities held for investment	160	110	49
Proceeds from maturities and paydowns of available-for-sale securities	269	364	469
Proceeds from sales of available-for-sale securities	582	361	537
Purchases of loans held for investment	(649,238)	(766,699)	(261,808)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	11,212	10,672	12,508
Proceeds from sales of loans acquired as held for investment of Fannie Mae	17,130	8,744	17,794
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	1,093,058	1,120,473	552,135
Advances to lenders	(393,016)	(339,043)	(141,395)
Proceeds from disposition of acquired property and preforeclosure sales	3,536	5,991	7,425
Net change in securities purchased under agreements to resell or similar arrangements	7,457	(14,622)	19,360
Other, net	(341)	287	(80)
Net cash provided by investing activities	90,850	26,685	207,052
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	317,867	580,220	789,572
Payments to redeem debt of Fannie Mae	(405,368)	(472,795)	(834,294)
Proceeds from issuance of debt of consolidated trusts	1,097,497	1,091,242	435,235
Payments to redeem debt of consolidated trusts	(1,155,118)	(1,097,692)	(575,706)
Payments of cash dividends on senior preferred stock to Treasury	—	—	(5,601)
Other, net	69	(510)	480
Net cash provided by (used in) financing activities	(145,053)	100,465	(190,314)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(6,992)	54,216	11,984
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	115,623	61,407	49,423
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$108,631	$115,623	$61,407
Cash paid during the period for:
Interest	$106,205	$113,878	$121,542
Income taxes	5,500	3,950	1,900
Non-cash activities:
Net mortgage loans acquired by assuming debt	$398,026	$369,733	$273,174
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	663,849	709,451	248,463
Transfers from advances to lenders to loans held for investment of consolidated trusts	384,700	318,426	128,272
Net transfers from mortgage loans to acquired property	3,000	3,940	6,681

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2021 Form 10-K	F-6

Financial Statements | Consolidated Statements of Changes in Equity (Deficit)

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2018	1	556	1,158	$120,836	$19,130	$687	$(127,335)	$322	$(7,400)	$6,240
Senior preferred stock dividends paid	—	—	—	—	—	—	(5,601)	—	—	(5,601)
Comprehensive income:
Net income	—	—	—	—	—	—	14,160	—	—	14,160
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $0)	—	—	—	—	—	—	—	1	—	1
Reclassification adjustment for gains included in net income (net of taxes of $48)	—	—	—	—	—	—	—	(180)	—	(180)
Other (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Total comprehensive income										13,969
Balance as of December 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(118,776)	$131	$(7,400)	$14,608
Transition impact, net of tax, from the adoption of the current expected credit loss standard	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance as of January 1, 2020, adjusted	1	556	1,158	120,836	19,130	687	(119,915)	131	7,400	13,469
Comprehensive income:
Net income	—	—	—	—	—	—	11,805	—	—	11,805
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Reclassification adjustment for gains included in net income (net of taxes of $3)	—	—	—	—	—	—	—	(11)	—	(11)
Other (net of taxes of $2)	—	—	—	—	—	—	—	8	—	8
Total comprehensive income										11,790
Balance as of December 31, 2020	1	556	1,158	120,836	19,130	687	(108,110)	116	(7,400)	25,259
Comprehensive income:
Net income	—	—	—	—	—	—	22,176	—	—	22,176
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $4)	—	—	—	—	—	—	—	(18)	—	(18)
Reclassification adjustment for gains included in net income (net of taxes of $13)	—	—	—	—	—	—	—	(49)	—	(49)
Other (net of taxes of $3)	—	—	—	—	—	—	—	(11)	—	(11)
Total comprehensive income										22,098
Balance as of December 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(85,934)	$38	$(7,400)	$47,357

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2021 Form 10-K	F-7

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
FANNIE MAE
(In conservatorship)
Notes to Consolidated Financial Statements
1.  Summary of Significant Accounting Policies
Organization
Fannie Mae is a leading source of financing for mortgages in the United States. We are a shareholder-owned corporation organized as a government-sponsored entity (“GSE”) and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). Our charter is an act of Congress, and we have a purpose under that charter to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“Treasury”). The U.S. government does not guarantee our securities or other obligations.
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
Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”), the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator subsequently issued an order that provided for our Board of Directors to exercise specified functions and authorities. The conservator also provided instructions regarding matters for which conservator decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-8

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
Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant
Senior Preferred Stock Purchase Agreement
Under our senior preferred stock purchase agreement with Treasury, in September 2008 we issued Treasury one million shares of senior preferred stock and a warrant to purchase shares of our common stock. The senior preferred stock purchase agreement and the dividend and liquidation provisions of the senior preferred stock were amended in January 2021 pursuant to a letter agreement between Fannie Mae, through FHFA in its capacity as conservator, and Treasury. The changes include the following:
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
•New restrictive covenants were added relating to our single-family and multifamily business activities.
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
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of December 31, 2021, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018.
Dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA in November 2020. The aggregate liquidation preference of the senior preferred stock increased to $163.7 billion as of December 31, 2021 and will further increase to $168.9 billion as of March 31, 2022 due to the $5.2 billion increase in our net worth during the fourth quarter of 2021.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-9

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Both the January and September 2021 letter agreements have been accounted for as modifications of the senior preferred stock purchase agreement. As a result, there is no change in the carrying value of the senior preferred stock.
The terms of the senior preferred stock purchase agreement, as amended, including Treasury’s funding commitment, are described more fully in “Note 11, Equity.”
Senior Preferred Stock
For information about the senior preferred stock, see “Note 11, Equity.”
Warrant
On September 7, 2008, we issued to Treasury a warrant to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date the warrant is exercised. The warrant may be exercised, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted earnings per share. The weighted-average shares of common stock outstanding for 2021, 2020 and 2019 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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
We believe that our status as a government-sponsored enterprise and continued federal government support are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business without appropriate capitalization of the company could materially and adversely affect our liquidity, financial condition and results of operations. Changes or perceived changes in our status as a government-sponsored enterprise could also materially and adversely affect our liquidity, financial condition and results of operations. In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. Future changes or disruptions in the financial markets could significantly impact the amount, mix and cost of funds we obtain, which also could increase our liquidity and “roll over” risk and have a material adverse impact on our liquidity, financial condition and results of operations.
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2021, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $163.7 billion. See “Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant” above for additional information on transactions under this agreement and the modifications made in the January 2021 and September 2021 letter agreements.
FHFA’s control of both Fannie Mae and Freddie Mac has caused Fannie Mae, FHFA and Freddie Mac to be deemed related parties. Additionally, Fannie Mae and Freddie Mac jointly own Common Securitization Solutions, LLC (“CSS”), a limited liability company created to operate a common securitization platform; as a result, CSS is deemed a related

Fannie Mae (In conservatorship) 2021 Form 10-K	F-10

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
In the ordinary course of business, Fannie Mae may purchase and sell securities issued by Treasury and Freddie Mac. These transactions occur on the same terms as those prevailing at the time for comparable transactions with unrelated parties. Some of the structured securities we issue are backed in whole or in part by Freddie Mac securities. Fannie Mae and Freddie Mac each have agreed to indemnify the other party for losses caused by: its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued; its failure to meet its obligations under the customer services agreement; its violations of laws; or with respect to material misstatements or omissions in offering documents, ongoing disclosures and related materials relating to the underlying resecuritized securities. Additionally, we make regular income tax payments to and receive tax refunds from the Internal Revenue Service (“IRS”), a bureau of Treasury. We received a refund of $27 million, from the IRS during the year ended December 31, 2021 for income tax adjustments related to the 2016 tax year.
Transactions with Treasury
Treasury Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
Fannie Mae, through FHFA acting in its capacity as Fannie Mae’s conservator, entered into letter agreements with Treasury on January 14, 2021 and September 14, 2021. For a description of the terms of the letter agreements, see “Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant” above.
Treasury Making Home Affordable Program
Our administrative expenses were reduced by $17 million, $19 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
Obligation to Pay TCCA Fees to Treasury
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. The resulting fee revenue and expense are recorded in “Interest income: Mortgage loans” and “TCCA fees,” respectively, in our consolidated statements of operations and comprehensive income.
In 2020, FHFA provided guidance that we are not required to accrue or remit TCCA fees to Treasury with respect to loans backing MBS trusts that have been delinquent for four months or longer. Once payments on such loans resume, we will resume accrual and remittance to Treasury of the associated TCCA fees on the loans.
In November 2021, the Infrastructure Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family residential mortgages delivered to us and pay the associated revenue to Treasury. In January 2022, FHFA advised us to continue to pay these TCCA fees to Treasury with respect to all single-family loans acquired by us before October 1, 2032, and to continue to remit these amounts to Treasury on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
We recognized $3.1 billion, $2.7 billion and $2.4 billion in TCCA fees during the years ended December 31, 2021, 2020 and 2019, respectively, of which $801 million and $697 million had not been remitted as of December 31, 2021 and 2020, respectively.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our consolidated statements of operations and comprehensive income, are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital Magnet Fund. We recognized $209 million, $211 million and $98 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the years ended December 31, 2021, 2020 and 2019, respectively. We paid

Fannie Mae (In conservatorship) 2021 Form 10-K	F-11

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
$211 million and $98 million to Treasury’s Capital Magnet Fund in 2021 and 2020, respectively. In 2022, we expect to pay $209 million to Treasury’s Capital Magnet Fund based on our new business purchases in 2021.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our consolidated statements of operations and comprehensive income, of $140 million, $139 million and $121 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $76 million, $88 million and $105 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To conform to our current-period presentation, we have reclassified certain amounts reported in our prior periods’ consolidated financial statements.
Presentation of Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes funds held by consolidated MBS trusts that have not yet been remitted to MBS certificateholders under the terms of our servicing guide and the related trust agreements. In 2021, Fannie Mae, in its role as trustee, began to invest funds held by consolidated trusts directly in eligible short-term third-party investments, which may include investments in cash equivalents that are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less. The funds underlying these short-term investments are restricted per the trust agreements. Accordingly, any investment in cash equivalents should be classified as restricted and is presented as “Restricted cash and cash equivalents” in our consolidated balance sheets to reflect the investment of funds related to MBS trusts.
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
Credit Enhancement Expense
Credit enhancement expense consists of costs associated with our freestanding credit enhancements. We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments. Starting in 2020, we began presenting credit enhancement expense as a separate line item in the consolidated statement of operations and comprehensive income for all periods presented, as these expenses have become a more significant driver of our results of operations. Previously, credit enhancement expenses had been presented in “Other expenses, net.”
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries consists of the change in benefits recognized from our freestanding credit enhancements, including any realized amounts. Benefits, if any, from our CAS, CIRT and EPMI programs are presented in “Change in expected credit enhancement recoveries” for all periods presented. Benefits from other lender risk-sharing programs, including our multifamily DUS program, were recorded as a reduction of credit-related expense in periods prior to 2020. However, with our adoption of the Current Expected Credit Loss standard on January 1, 2020, benefits from freestanding credit enhancements are no longer recorded as a reduction of credit-related expenses. These benefits from lender risk-sharing have been presented in “Change in expected credit enhancement recoveries” on a prospective basis beginning January 1, 2020.
Use of Estimates
Preparing consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our consolidated financial statements, as well as our reported amounts of revenues and expenses

Fannie Mae (In conservatorship) 2021 Form 10-K	F-12

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, our allowance for loan losses. Actual results could be different from these estimates.
Principles of Consolidation
Our consolidated financial statements include our accounts as well as the accounts of the other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in an entity such as a variable interest entity (“VIE”) through arrangements that do not involve voting interests. The majority of Fannie Mae’s controlling interests arise from arrangements with VIEs.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-13

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
the fair value and the previous carrying amount of our investment in the VIE is recorded in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
Purchase/Sale of Fannie Mae Securities
We actively purchase and sell guaranteed MBS that have been issued through lender swap and portfolio securitization transactions. The accounting for the purchase and sale of our guaranteed MBS issued by the trusts differs based on the characteristics of the securitization trusts and whether the trusts are consolidated and is discussed in “Single-Class Securitization Trusts,” “Single-Class Resecuritization Trusts” and “Multi-Class Resecuritization Trusts” below.
Uniform Mortgage-Backed Securities (“UMBS”)
Uniform Mortgage-Backed Securities (“UMBS”) are common mortgage-backed securities issued by both Fannie Mae and Freddie Mac to finance fixed-rate mortgage loans backed by one- to four-unit single-family properties. We and Freddie Mac began issuing UMBS and resecuritizing UMBS certificates into structured securities in June 2019. The structured securities backed by UMBS that we issue include Supers, which are single-class resecuritization transactions, Real Estate Mortgage Investment Conduit securities (“REMICs”) and interest-only and principal-only strip securities (“SMBS”), which are multi-class resecuritization transactions.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-14

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
securities pass through directly to the holders of the securities all of the cash flows of the underlying MBS held in the trust. Since June 2019, these securities can be collateralized directly or indirectly by cash flows from underlying securities issued by Fannie Mae, Freddie Mac, or a combination of both. Resecuritization trusts backed directly or indirectly only by Fannie Mae MBS are non-commingled resecuritization trusts. Resecuritization trusts collateralized directly or indirectly by cash flows either in part or in whole from Freddie Mac MBS are commingled resecuritization trusts.
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
Securities issued by our commingled single-class resecuritization trusts are backed in whole or in part by Freddie Mac securities. As discussed in “Note 6, Financial Guarantees,” the guaranty we provide to the commingled single-class resecuritization trust subjects us to additional credit risk to the extent that we are providing a guaranty for the timely payment of principal and interest on the underlying Freddie Mac securities that we have not previously guaranteed. Accordingly, securities issued by our commingled resecuritization trusts are not deemed to be substantially the same as the underlying collateral. We do not have any incremental rights or powers related to commingled single-class resecuritization trusts that would enable us to direct any activities of the underlying trust. As a result, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, our commingled single-class resecuritization trusts unless we have the unilateral right to dissolve the trust. We have this right when we hold 100% of the beneficial interests issued by the resecuritization trust. Therefore, we account for purchases and sales of these securities as the transfer of an investment security in accordance with the accounting guidance for transfers of financial assets.
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
Securities issued by multi-class resecuritization trusts do not directly pass through all of the cash flows of the underlying securities, and therefore the issued and underlying securities are not considered substantially the same. Accordingly, we account for purchases and sales of securities issued by the multi-class resecuritization trusts as transfers of an investment security in accordance with the accounting guidance for transfers of financial assets.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-15

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
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Statements of Cash Flows
Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to known amounts of cash are generally considered cash equivalents. We also include securities purchased under agreements to resell on an overnight basis in “cash and cash equivalents” in our consolidated balance sheets. We may pledge as collateral certain short-term investments classified as cash equivalents.
“Restricted cash and cash equivalents” in our consolidated balance sheets represents cash advanced to the extent such amounts are due to, but have not yet been remitted to, MBS certificateholders. Similarly, when we or our servicers collect and hold cash that is due to certain Fannie Mae MBS trusts in advance of our requirement to remit these amounts to the trusts, we recognize the collected cash amounts as restricted cash. In addition, we recognize restricted cash when we and our servicers advance payments on delinquent loans to consolidated Fannie Mae MBS trusts. Cash may also be recognized as restricted cash as a result of restrictions related to certain consolidated partnership funds as well as for certain collateral arrangements for which we do not have the right to use the cash. Fannie Mae, in its role as trustee, invests funds held by consolidated trusts directly in eligible short-term third-party investments, which may include investments in cash equivalents that are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less. The funds underlying these short-term investments are restricted per the trust agreements.
In the presentation of our consolidated statements of cash flows, we present cash flows from derivatives that do not contain financing elements and mortgage loans held for sale at acquisition as operating activities. We present cash flows from securities purchased under agreements to resell or similar arrangements as investing activities. Cash flows from securities sold under agreements to repurchase are presented as financing activities in “Other, net.” We classify cash flows from trading securities based on their nature and purpose.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-16

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Investments in Securities
Securities Classified as Trading or Available-for-Sale
We classify and account for our securities as either trading or available-for-sale (“AFS”). We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. We include interest and dividends on securities in our consolidated statements of operations and comprehensive income. Interest income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in accumulated other comprehensive income, net of income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains, net” in our consolidated statements of operations and comprehensive income. As of December 31, 2021, we did not have any securities classified as held-to-maturity.
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
For nonperforming loans transferred from held for investment (“HFI”) to HFS, based upon a change in our intent, we record the loans at the lower of cost or fair value on the date of transfer. When the fair value of the nonperforming loan is less than its amortized cost, we record a write-off against the allowance for loan losses in an amount equal to the difference between the amortized cost basis and the fair value of the loan. If the amount written off upon transfer exceeds the allowance related to the transferred loan, we record the excess in provision for credit losses, whereas if the amounts written off are less than the allowance related to the loans, we recognize a benefit for credit losses.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-17

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
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income for up to six months of delinquency provided that the loan was either current as of March 1, 2020 or originated after March 1, 2020. For single-family loans, we continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured. Multifamily loans that are in a forbearance arrangement are placed on nonaccrual status when the borrower is six months past due unless the loan is both well secured and in the process of collection.
Single-family and multifamily loans on nonaccrual status that have been placed in a repayment plan or that have been brought current through a modification or a payment deferral are returned to accrual status once the borrower has made six consecutive contractual payments under the terms of the repayment plan or the modified loan. For loans in a forbearance arrangement that are placed on nonaccrual status, cash payments for interest are applied as a reduction of accrued interest receivable until the receivable has been reduced to zero, and then recognized as interest income. If interest is capitalized pursuant to a loan modification, any capitalized interest that had not been previously recognized as interest income is recorded as a discount to the loan and amortized over the life of the loan.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-18

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
We also engage in other loss mitigation activities with troubled borrowers, which include repayment plans, forbearance arrangements, and modifications that are limited to the capitalization of past due amounts (i.e., payment deferrals). For all of these activities, we consider the deferral or capitalization of three or fewer missed payments to represent only an insignificant delay, and thus not a TDR. If we defer or capitalize more than three missed payments either through a legal or informal modification, the delay is no longer considered insignificant, and the restructuring is accounted for as a TDR. Our current TDR accounting described herein is temporarily impacted by our election to account for certain eligible loss mitigation activities under the relief granted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as described below.
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
TDR Accounting and Disclosure Relief Pursuant to the CARES Act
The Coronavirus Aid, Relief, and Economic Security Act, referred to as the CARES Act, which was enacted in March 2020, provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. In December of 2020, the temporary relief provided by the CARES Act was extended pursuant to the Consolidated Appropriations Act of 2021. The CARES Act as extended provides that a financial institution may elect to suspend the TDR requirements under GAAP for loan modifications related to the COVID-19 pandemic that occur between March 1, 2020 through the earlier of January 1, 2022 or 60 days after the date on which the COVID-19 national emergency terminates (the “Applicable Period”), as long as the loan was not more than 30 days delinquent as of December 31, 2019. Loan modifications as defined by the CARES Act include forbearance arrangements, repayment plans, interest rate modifications and any similar arrangements that defer or delay the payment of principal or interest.
We have elected to account for eligible loan modifications under the TDR relief provided by the CARES Act. Therefore, the initial relief (i.e., the forbearance arrangement) and the subsequent agreements (i.e., repayment plans, payment deferrals and loan modifications) that are necessary to allow the borrower to repay the past due amounts (collectively, the “COVID-19 Relief”), will not be subject to the specialized accounting or disclosures that are required for TDRs if the initial relief related to COVID-19 is granted during the Applicable Period and the borrower was no more than 30 days past due as of December 31, 2019.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-19

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
The CECL standard became effective for our fiscal year beginning January 1, 2020. We changed our accounting policies as described below and implemented system, model and process changes to adopt the standard. Upon adoption, we used a discounted cash flow method to measure expected credit losses on our single-family mortgage loans and an undiscounted loss method to measure expected credit losses on our multifamily mortgage loans. The models used to estimate credit losses incorporate our historical credit loss experience, adjusted for current economic forecasts and the current credit profile of our loan book of business. For single-family, the model uses reasonable and supportable forecasts for key economic drivers, such as home prices as well as a range of possible future interest rate environments, which drive prepayment speeds and impact the measurement of the interest-rate concession provided on modified loans. For multifamily, the model uses forecasted rental income and property valuations.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-20

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
geography and borrower FICO credit scores. The model assigns a probability to borrower events including contractual payment, loan payoff and default under various economic environments based on historical data, current conditions and reasonable and supportable forecasts.
The two primary drivers of our forecasted economic environments are interest rates and home prices. Our model projects the range of possible interest rate scenarios over the life of the loan based on actual interest rates and observed option pricing volatility in the capital markets. We develop regional forecasts based on Metropolitan Statistical Area data for single-family home prices using a multi-path simulation that captures home price projections over a five-year period, the period for which we can develop reasonable and supportable forecasts. After the five-year period, the home price forecast reverts to a historical long-term growth rate.
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
Multifamily Loans
Our allowance for loan losses on multifamily loans is calculated based on estimated probabilities of default and loss severities to derive expected loss ratios, which are then applied to the amortized cost basis of the loans. Our probabilities of default and severity are estimated using internal models based on historical loss experience of loans with similar risk characteristics that affect credit performance, such as debt service coverage ratio (“DSCR”), mark-to-market LTV ratio, collateral type, age, loan size, geography, prepayment penalty term and note type. Our models simulate a range of possible future economic scenarios, which are used to estimate probabilities of default and loss severities. Key inputs to our models include rental income, which drives expected DSCRs for our loans, and property values. Our reasonable and supportable forecasts for multifamily rental income and property values, which are projected based on Metropolitan Statistical Area data, extend through the contractual maturity of the loans. For TDRs, we use a discounted cash flow approach to estimate expected credit losses.
When foreclosure of a multifamily loan is probable, the allowance for loan losses is calculated as the difference between the amortized cost basis of the loan and the fair value of the collateral as of the reporting date, adjusted for the estimated costs to sell the property.
Measurement of Credit Losses Prior to the Adoption of the CECL Standard
For periods prior to the adoption of the CECL standard, we recognized credit losses for loans that were collectively evaluated for impairment based on an incurred-loss approach, which limited our measurement of credit losses to credit events that were estimated to have already occurred. Under this approach, credit losses were calculated to represent probable losses on loans classified as held for investment, including both loans held in our portfolio and loans held in consolidated Fannie Mae MBS trusts. Loan losses on individually impaired loans including loans that were restructured as TDRs were determined based on the present value of lifetime expected cash flows. Lifetime expected cash flows were discounted at the effective interest rate of the original loan or the effective interest rate at acquisition for an acquired credit-impaired loan to determine the present value of the loan. However, when foreclosure was probable on an individually impaired loan, credit losses were determined based on the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expected to receive.
For single-family loans that were collectively evaluated for impairment, we recognized credit losses using a model that estimated the probability of default and severity of losses on loans with similar risk characteristics given multiple factors, such as origination year, mark-to-market LTV ratio, delinquency status and loan product type. Loss severity estimates reflected current available information on actual events and conditions that had already occurred, including current home prices. Our loss severity estimates did not incorporate assumptions about future changes in home prices. We did, however, use recent regional historical sales and appraisal information, including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories.
For all multifamily loans that were collectively evaluated for impairment, we estimated credit losses using an internal model that applied loss factors to loans in similar risk categories. Our loss factors were developed based on our historical default and loss severity experience. Management could also apply judgment to adjust the loss factors derived

Fannie Mae (In conservatorship) 2021 Form 10-K	F-21

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
from our models, taking into consideration model imprecision and specific known events, such as current credit conditions, that could affect the credit quality of our multifamily loan portfolio but were not yet reflected in our model-generated loss factors.
For individually impaired multifamily loans, we determined credit losses based on the fair value of the underlying property less the estimated discounted costs to sell the property and any lender loss sharing or other proceeds we expected to receive. However, when an individually impaired loan had been modified through a TDR and foreclosure of the loan was not probable, we determined credit losses based on the present value of expected cash flows discounted at the loan’s original interest rate.
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
Advances to Lenders
Advances to lenders represent our payments of cash in exchange for the receipt of mortgage loans from lenders in a transfer that is accounted for as a secured lending arrangement. These transfers primarily occur when we provide early funding to lenders for loans that they will subsequently either sell to us or securitize into a Fannie Mae MBS that they will deliver to us. We individually negotiate early lender funding advances with our lenders. Early lender funding advances have terms up to 60 days and earn a short-term market rate of interest.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-22

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
Derivative Instruments
We recognize our derivatives as either assets or liabilities in our consolidated balance sheets at their fair value on a trade date basis. Changes in fair value and interest accruals on derivatives not in qualifying fair value hedging relationships are recorded as “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. We offset the carrying amounts of certain derivatives that are in gain positions and loss positions as well as cash collateral receivables and payables associated with derivative positions pursuant to the terms of enforceable master netting arrangements. We offset these amounts only when we have the legal right to offset under the contract and we have met all the offsetting conditions. For our over-the-counter (“OTC”) derivative positions, our master netting arrangements allow us to net derivative assets and liabilities with the same counterparty. For our cleared derivative contracts, our master netting arrangements allow us to net our exposure by clearing organization and by clearing member.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-23

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
All changes in fair value of the designated portion of the derivative hedging instrument (i.e., interest-rate swap), including interest accruals, are recorded in the same line item in the consolidated statements of operations and comprehensive income used to record the earnings effect of the hedged item. Therefore, changes in the fair value of the hedged mortgage loans and debt attributable to the risk being hedged are recognized in “Interest income” or “Interest expense,” respectively, along with the changes in the fair value of the respective derivative hedging instruments.
The recognition of basis adjustments on the hedged item and the subsequent amortization are noncash activities and are removed from net income to derive the “Net cash provided by (used in) operating activities” in our consolidated statement of cash flows. Cash paid or received on designated derivative instruments during a hedging relationship is reported as “Net cash provided by (used in) operating activities” in the consolidated statement of cash flows.
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
Cash Collateral
We record cash collateral accepted from a counterparty that we have the right to use as “Cash and cash equivalents” and cash collateral accepted from a counterparty that we do not have the right to use as “Restricted cash and cash equivalents” in our consolidated balance sheets. We net our obligation to return cash collateral pledged to us against the fair value of derivatives in a gain position recorded in “Other assets” in our consolidated balance sheets as part of our counterparty netting calculation.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-24

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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock, which increase the liquidation preference as described above in “Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant.” Weighted average common shares includes 4.7 billion shares for the years ended December 31, 2021 and 2020, and 4.6 billion shares for the year ended December 31, 2019, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2021, 2020 and 2019, respectively.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted-average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted-average shares outstanding includes 26 million shares of convertible preferred stock for the years ended December 31, 2021 and 2020, and 131 million shares of convertible preferred stock for the year ended December 31, 2019. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an anti-dilutive effect.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-25

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
The increase in our single-family and multifamily loan loss reserves that were previously evaluated on a collective basis was primarily driven by the migration from an incurred-loss approach, which allowed us to consider only default events and economic conditions that already existed as of each financial reporting date, to an estimate that incorporates both expected default events over the expected life of each mortgage loan and a forecast of key inputs, such as home price (single-family) or rental income (multifamily), in different economic environments over a reasonable and supportable period. The increase in loss reserves for the single-family portion of our book was low relative to its size due to the credit quality of these loans and because, as of the date of adoption, our model forecasted home price growth.
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
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The FASB subsequently clarified the scope of this guidance with the issuance of ASU 2021-01: Reference Rate Reform (Topic 848): Scope in January 2021. These accounting standard updates provide optional practical expedients and exceptions to current accounting guidance when financial instruments, hedge accounting relationships and other contractual arrangements are amended as part of reference rate reform. The primary objective of these standards is to ease the administrative burden of accounting for contracts while transitioning to an alternative reference rate. Fannie Mae has elected to apply certain of the practical expedients related to modifications of financial instrument contracts and modifications to the rate used for discounting, margining and contract price alignment of certain derivative instruments. The adoption of these standards and the election of these practical expedients did not have a material impact on our financial statements.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-26

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
We also hold investments in or provide a guaranty of mortgage-backed securities that have been issued via private-label trusts. These trusts are structured to provide investors with a beneficial interest in a pool of receivables or other financial assets, typically mortgage loans. The trusts act as vehicles to allow loan originators to securitize assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. The originators of the financial assets or the underwriters of the transaction create the trusts and typically own the residual interest in the trusts’ assets. Our involvement in these entities is typically limited to our investment in the beneficial interests that we have purchased or the guaranty we provide.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-27

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
We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. As of December 31, 2021, we consolidated $85 million in unpaid principal balance of certain VIEs that were not consolidated as of December 31, 2020. As a result of consolidating these entities, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the years ended December 31, 2021, 2020 and 2019, the unpaid principal balance of portfolio securitizations was $682.9 billion, $745.2 billion and $278.6 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of December 31, 2021, the unpaid principal balance of retained interests was $1.1 billion and its related fair value was $2.0 billion. The unpaid principal balance of retained interests was $1.7 billion and its related fair value was $2.9 billion as of December 31, 2020. For the years ended December 31, 2021, 2020 and 2019, the principal, interest and other fees received on retained interests was $558 million, $700 million and $595 million, respectively.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-28

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
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $666 million for the year ended December 31, 2020. We had no proceeds from the initial sale of securities from portfolio securitizations for the years ended December 31, 2021 and 2019. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our consolidated financial statements.
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

	As of December 31,
	2021	2020
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$984	$1,611
Non-Fannie Mae	3,030	3,608
Total trading securities	4,014	5,219
Available-for-sale securities:
Fannie Mae	495	1,168
Non-Fannie Mae	200	318
Total available-for-sale securities	695	1,486
Other assets	35	41
Other liabilities	(41)	(67)
Net carrying amount	$4,703	$6,679
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $220 billion and $146 billion as of December 31, 2021 and 2020, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $250 billion and $180 billion as of December 31, 2021 and 2020, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of LIHTC, community investments and other entities, was $292 million and the related net carrying value was $288 million as of December 31, 2021. As of December 31, 2020, the maximum exposure to loss was $126 million and the related net carrying value was $121 million. The total assets of these limited partnership investments were $3.7 billion and $2.6 billion as of December 31, 2021 and 2020, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the CAS and MCAS SPVs. The

Fannie Mae (In conservatorship) 2021 Form 10-K	F-29

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets
maximum exposure to loss related to these unconsolidated SPVs was $10.4 billion and $11.4 billion as of December 31, 2021 and 2020, respectively. The total assets related to these unconsolidated SPVs were $10.4 billion and $11.4 billion as of December 31, 2021 and 2020, respectively.
The unpaid principal balance of our multifamily loan portfolio was $403.5 billion as of December 31, 2021. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of December 31,
	2021	2020
	(Dollars in millions)
Single-family	$3,495,573	$3,216,146
Multifamily	403,452	373,722
Total unpaid principal balance of mortgage loans	3,899,025	3,589,868
Cost basis and fair value adjustments, net	74,846	74,576
Allowance for loan losses for HFI loans	(5,629)	(10,552)
Total mortgage loans(1)	$3,968,242	$3,653,892
(1)Excludes $9.1 billion and $9.8 billion of accrued interest receivable, net of allowance as of December 31, 2021 and 2020, respectively.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-30

Notes to Consolidated Financial Statements | Mortgage Loans
The following table displays information about our redesignation of loans and the sales of mortgage loans during the period.

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Single family loans redesignated from HFI to HFS:
Amortized cost	$16,606	$8,309	$18,245
Lower of cost or fair value adjustment at time of redesignation(1)	(372)	(291)	(995)
Allowance reversed at time of redesignation	1,605	963	2,484

Single family loans redesignated from HFS to HFI:
Amortized cost	$5	$144	$28
Allowance established at time of redesignation	(1)	(15)	(1)

Single-family loans sold:
Unpaid principal balance	$16,977	$9,519	$19,737
Realized gains, net	1,624	831	1,238
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.4 billion and $5.0 billion as of December 31, 2021 and 2020, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose. In response to the COVID-19 pandemic, we prohibited our servicers from completing foreclosures on our single-family loans through July 31, 2021, except in the case of vacant or abandoned properties. In addition, our servicers were required to comply with a Consumer Financial Protection Bureau (the “CFPB”) rule that prohibited certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-31

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

	As of December 31, 2021
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,862	$5,192	$38,288	$66,342	$2,902,763	$2,969,105	$24,236	$6,271
15-year or less, amortizing fixed-rate	2,024	326	1,799	4,149	529,278	533,427	1,454	193
Adjustable-rate	161	36	374	571	25,771	26,342	287	63
Other(2)	786	204	1,942	2,932	35,013	37,945	1,008	545
Total single-family	25,833	5,758	42,403	73,994	3,492,825	3,566,819	26,985	7,072
Multifamily(3)	114	N/A	1,693	1,807	404,398	406,205	317	107
Total	$25,947	$5,758	$44,096	$75,801	$3,897,223	$3,973,024	$27,302	$7,179

	As of December 31, 2020
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$24,928	$9,414	$88,276	$122,618	$2,619,585	$2,742,203	$68,526	$6,028
15-year or less, amortizing fixed-rate	1,987	601	5,028	7,616	449,443	457,059	4,292	240
Adjustable-rate	268	97	1,143	1,508	29,933	31,441	907	114
Other(2)	1,150	458	5,037	6,645	47,937	54,582	2,861	771
Total single-family	28,333	10,570	99,484	138,387	3,146,898	3,285,285	76,586	7,153
Multifamily(3)	1,140	N/A	3,688	4,828	372,598	377,426	610	302
Total	$29,473	$10,570	$103,172	$143,215	$3,519,496	$3,662,711	$77,196	$7,455
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
(2)Reverse mortgage loans included in “Other” are not aged due to their nature and are included in the current column.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-32

Notes to Consolidated Financial Statements | Mortgage Loans
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

	As of December 31, 2021, by Year of Origination(1)
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$798,830	$881,290	$177,909	$87,825	$111,059	$666,327	$2,723,240
Greater than 80% and less than or equal to 90%	129,340	39,689	2,689	1,056	622	1,687	175,083
Greater than 90% and less than or equal to 100%	66,667	2,278	544	229	57	460	70,235
Greater than 100%	21	12	9	16	22	467	547
Total 20- and 30-year or more, amortizing fixed-rate	994,858	923,269	181,151	89,126	111,760	668,941	2,969,105
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	196,163	157,076	25,390	9,595	20,715	121,027	529,966
Greater than 80% and less than or equal to 90%	2,576	259	16	4	2	7	2,864
Greater than 90% and less than or equal to 100%	579	5	—	1	1	4	590
Greater than 100%	—	—	—	—	2	5	7
Total 15-year or less, amortizing fixed-rate	199,318	157,340	25,406	9,600	20,720	121,043	533,427
Adjustable-rate:
Less than or equal to 80%	6,166	2,235	1,065	1,236	2,524	12,501	25,727
Greater than 80% and less than or equal to 90%	438	25	7	4	2	3	479
Greater than 90% and less than or equal to 100%	135	1	—	—	—	—	136
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	6,739	2,261	1,072	1,240	2,526	12,504	26,342
Other:
Less than or equal to 80%	—	—	34	268	655	26,930	27,887
Greater than 80% and less than or equal to 90%	—	—	—	3	6	275	284
Greater than 90% and less than or equal to 100%	—	—	—	1	2	133	136
Greater than 100%	—	—	—	1	1	141	143
Total other	—	—	34	273	664	27,479	28,450
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$1,001,159	$1,040,601	$204,398	$98,924	$134,953	$826,785	$3,306,820
Greater than 80% and less than or equal to 90%	132,354	39,973	2,712	1,067	632	1,972	178,710
Greater than 90% and less than or equal to 100%	67,381	2,284	544	231	60	597	71,097
Greater than 100%	21	12	9	17	25	613	697
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324

Fannie Mae (In conservatorship) 2021 Form 10-K	F-33

Notes to Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2020, by Year of Origination(1)
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$794,156	$233,994	$135,849	$183,315	$221,172	$775,636	$2,344,122
Greater than 80% and less than or equal to 90%	157,500	85,227	23,440	5,270	1,592	5,958	278,987
Greater than 90% and less than or equal to 100%	109,743	4,186	820	250	124	1,994	117,117
Greater than 100%	28	7	28	77	81	1,756	1,977
Total 20- and 30-year or more, amortizing fixed-rate	1,061,427	323,414	160,137	188,912	222,969	785,344	2,742,203
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	181,418	41,374	15,768	31,497	46,088	132,596	448,741
Greater than 80% and less than or equal to 90%	6,105	811	35	14	8	20	6,993
Greater than 90% and less than or equal to 100%	1,274	9	3	4	3	10	1,303
Greater than 100%	—	—	3	3	3	13	22
Total 15-year or less, amortizing fixed-rate	188,797	42,194	15,809	31,518	46,102	132,639	457,059
Adjustable-rate:
Less than or equal to 80%	2,935	1,839	2,412	4,765	2,678	16,248	30,877
Greater than 80% and less than or equal to 90%	234	152	79	19	5	12	501
Greater than 90% and less than or equal to 100%	56	3	1	—	—	2	62
Greater than 100%	—	—	—	—	—	1	1
Total adjustable-rate	3,225	1,994	2,492	4,784	2,683	16,263	31,441
Other:
Less than or equal to 80%	—	41	328	811	1,028	36,216	38,424
Greater than 80% and less than or equal to 90%	—	2	20	43	30	1,298	1,393
Greater than 90% and less than or equal to 100%	—	2	8	16	10	602	638
Greater than 100%	—	—	4	8	9	631	652
Total other	—	45	360	878	1,077	38,747	41,107
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$978,509	$277,248	$154,357	$220,388	$270,966	$960,696	$2,862,164
Greater than 80% and less than or equal to 90%	163,839	86,192	23,574	5,346	1,635	7,288	287,874
Greater than 90% and less than or equal to 100%	111,073	4,200	832	270	137	2,608	119,120
Greater than 100%	28	7	35	88	93	2,401	2,652
Total	$1,253,449	$367,647	$178,798	$226,092	$272,831	$972,993	$3,271,810

(1)Excludes $9.5 billion and $13.5 billion as of December 31, 2021 and 2020, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-34

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.

	As of December 31, 2021, by Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$58,986	$79,602	$64,278	$55,552	$44,037	$87,549	$390,004
Classified(2)	21	595	2,288	2,114	4,091	7,092	16,201
Total	$59,007	$80,197	$66,566	$57,666	$48,128	$94,641	$406,205

	As of December 31, 2020, by Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$71,977	$68,296	$62,087	$50,907	$43,174	$70,933	$367,374
Classified(2)	37	1,041	1,529	2,616	1,579	3,250	10,052
Total	$72,014	$69,337	$63,616	$53,523	$44,753	$74,183	$377,426
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. We had loans with an amortized cost of less than $1 million classified as doubtful as of December 31, 2021 and 2020.
Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify loans to certain borrowers who have received bankruptcy relief as TDRs. However, our current TDR accounting described herein is temporarily impacted by our election to account for certain eligible loss mitigation activities under the COVID-19 relief granted pursuant to the CARES Act and the Consolidated Appropriations Act of 2021. See “Note 1, Summary of Significant Accounting Policies” for more information on the COVID-19 relief from TDR accounting and disclosure requirements.
The substantial majority of the loan modifications accounted for as a TDR result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 145 months, 163 months and 162 months for the years ended December 31, 2021, 2020 and 2019, respectively. The average interest rate reduction was 0.57, 0.37 and 0.13 percentage points for the years ended December 31, 2021, 2020 and 2019, respectively.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-35

Notes to Consolidated Financial Statements | Mortgage Loans
The following table displays the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Year Ended December 31,
	2021		2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed rate	10,815	$1,717	29,938	$5,125	43,283	$7,140
15-year or less, amortizing fixed rate	1,165	93	2,956	257	4,762	424
Adjustable-rate	116	17	467	72	813	123
Other	524	56	1,688	211	3,001	403
Total single-family	12,620	1,883	35,049	5,665	51,859	8,090
Multifamily	—	—	—	—	11	56
Total TDRs	12,620	$1,883	35,049	$5,665	51,870	$8,146
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

	For the Year Ended December 31,
	2021		2020		2019
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed rate	7,799	$1,302	14,127	$2,578	15,189	$2,366
15-year or less, amortizing fixed rate	489	37	148	10	594	45
Adjustable-rate	33	5	16	2	91	14
Other	922	166	1,291	208	1,975	315
Total single-family	9,243	1,510	15,582	2,798	17,849	2,740
Multifamily	—	—	4	16	2	18
Total TDRs that subsequently defaulted	9,243	$1,510	15,586	$2,814	17,851	$2,758

Fannie Mae (In conservatorship) 2021 Form 10-K	F-36

Notes to Consolidated Financial Statements | Mortgage Loans
Nonaccrual Loans
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Year Ended December 31, 2021
	2021	2020
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$163	$206
Multifamily	1	19
The table below includes the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of December 31,			For the Year Ended December 31,
	2021	2020	2019	2021	2020
	Amortized Cost			Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$17,599	$22,907	$23,427	$292	$461
15-year or less, amortizing fixed-rate	430	853	858	6	15
Adjustable-rate	107	270	288	1	5
Other	1,101	2,475	2,973	15	43
Total single-family	19,237	26,505	27,546	314	524
Multifamily	1,259	2,069	435	14	59
Total nonaccrual loans	$20,496	$28,574	$27,981	$328	$583
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-37

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
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses, including the transition impact of adopting the CECL standard, on January 1, 2020. See “Note 1, Summary of Significant Accounting Policies” for additional information and accounting policies on loans held for sale and changes resulting from our adoption of the CECL standard.
The benefit or provision for loan losses excludes provision for accrued interest receivable losses, guaranty loss reserves and credit losses on available-for-sale (“AFS”) debt securities. Cumulatively, these amounts are recognized as “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income.

	For the Year Ended December 31,
	2021	2020
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(9,344)	$(8,759)
Transition impact of the adoption of the CECL standard	—	(1,229)
Benefit (provision) for loan losses	4,503	127
Write-offs	417	457
Recoveries	(419)	(93)
Other	(107)	153
Ending Balance	$(4,950)	$(9,344)
Multifamily allowance for loan losses:
Beginning balance	$(1,208)	(257)
Transition impact of the adoption of the CECL standard	—	(493)
Benefit (provision) for loan losses	519	(593)
Write-offs	59	136
Recoveries	(49)	(1)
Ending Balance	$(679)	$(1,208)
Total allowance for loan losses:
Beginning balance	$(10,552)	$(9,016)
Transition impact of the adoption of the CECL standard	—	(1,722)
Benefit (provision) for loan losses	5,022	(466)
Write-offs	476	593
Recoveries	(468)	(94)
Other	(107)	153
Ending Balance	$(5,629)	$(10,552)
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-38

Notes to Consolidated Financial Statements | Allowance for Loan Losses
The primary factors that contributed to our single-family benefit for loan losses for 2021 were:
•Benefit from actual and forecasted home price growth. In 2021, actual home price growth was at record levels. We expect home price growth to moderate in 2022, with slower growth expected thereafter. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.
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
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. During the first half of 2021, management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic that was not represented in historical data or otherwise captured by our credit model. For the second half of 2021, management removed the remaining non-modeled adjustment as the effects of the government’s economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies were much less uncertain. Specifically, the decrease in uncertainty as of December 31, 2021 compared with the end of 2020 was primarily driven by the passage of the American Rescue Plan Act of 2021 and the broad implementation of the COVID-19 vaccination program in the United States, which contributed to a significant increase in business activity and helped support continued economic growth. There has also been a steady decline in the number of borrowers in a COVID-19-related forbearance, lessening expectations of loan losses. Additionally, we believe the array of possible future economic environments included in our credit model, which captures scenarios that may be remote, combined with data consumed over the course of the COVID-19 pandemic, such as forbearance outcomes, have removed the need to continue to supplement modeled results.
The impact of these factors was partially offset by the impact of the following factor, which reduced our single-family benefit for loan losses recognized in 2021.
•Provision for higher actual and projected interest rates. Actual and projected interest rates were higher as of December 31, 2021 compared with December 31, 2020. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans. Lower expected prepayments extend the expected lives of modified loans, which increases the expected impairment relating to term and interest-rate concessions provided on these loans, resulting in a provision for loan losses.
The primary factors that contributed to our single-family benefit for loan losses in 2020 were:
•Benefit from actual and expected home price growth. In the first quarter of 2020, we significantly reduced our expectations for home price growth to near-zero for 2020. However, the negative impact from the first quarter of 2020 was more than offset by a robust increase in actual home price growth through the remainder of 2020 despite the COVID-19 pandemic. In addition, we also expected more moderate home price growth for 2021.
•Benefit from lower actual and projected interest rates. For much of 2020, we continued to be in a historically low interest rate environment, which we expected to continue in 2021. We expected continuing low interest rates would result in a continuing high level of prepayments on single-family loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the expected impairment relating to term and interest-rate concessions provided on these loans and results in a benefit for loan losses.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. In the third quarter of 2020, we resumed sales of reperforming loans after our suspension of new loan sales in the second quarter of 2020. As a result, we redesignated certain reperforming single-family loans from HFI to HFS in the second half of 2020, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a benefit.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-39

Notes to Consolidated Financial Statements | Allowance for Loan Losses
These benefits were substantially offset by the impact of the COVID-19 pandemic, including increased delinquencies, as described below.
•Provision from changes in actual and expected loan delinquencies and change in assumptions regarding COVID-19 forbearance, which included adjustments to modeled results. The economic dislocation caused by the COVID-19 pandemic was a significant driver of credit-related expenses during 2020, with the majority of the impact recognized in the first quarter of 2020. Estimating expected loan losses as a result of the COVID-19 pandemic required significant management judgment regarding a number of matters, including our expectations surrounding the length of time that loans would remain in forbearance and the type and extent of loss mitigation that might be needed when loans exited a COVID-19-related forbearance, political uncertainty and the high degree of uncertainty regarding the future course of the pandemic, including new strains of the virus and its effect on the economy. As a result, we believed the model used to estimate single-family loan losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. Accordingly, management used its judgment to significantly increase the loss projections developed by our credit loss model in the first quarter of 2020. The model consumed data from the initial quarters of the pandemic, including loan delinquencies, and updated credit profile data for loans in forbearance. As more of this data was consumed by our credit loss model throughout the year, we reduced the non-modeled adjustment initially recorded in the first quarter of 2020.
However, management continued to apply its judgment and supplement model results as of December 31, 2020, taking into account the continued high degree of uncertainty regarding the future impact of the pandemic and its effect on the economy at that time.
The primary factor that contributed to a decrease in single-family write-offs in 2020 compared with 2019 was a reduction in the volume of reperforming loans redesignated from HFI to HFS.
The primary factors that contributed to our multifamily benefit for loan losses for 2021 were:
•Benefit from actual and projected economic data. In 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan defaults, resulting in a benefit for loan losses for the year.
•Benefit from lower expected loan losses as a result of the COVID-19 pandemic. Similar to our single-family benefit for loan losses described above, for the first half of 2021 management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic. For the second half of 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies were much less uncertain.
Our multifamily provision for loan losses in 2020 was driven by higher expected losses as a result of the economic dislocation caused by the COVID-19 pandemic and heightened economic uncertainty, driven by elevated unemployment, which we expected would result in a decrease in multifamily property net operating income and property values. In addition, the multifamily provision for loan losses included increased expected loan losses on seniors housing loans, as these properties were disproportionately impacted by the pandemic. Consistent with the single-family discussion above, we believed the model we used to estimate multifamily loan losses did not capture the entirety of losses we expected to incur relating to COVID-19 at that time. Accordingly, management used its judgment to increase the loss projections developed by our credit loss model. The model consumed data from the initial quarters of the pandemic, but we continued to apply management judgment and supplement model results as of December 31, 2020, taking into account the continued high degree of uncertainty that remained related to the impact of the pandemic.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-40

Notes to Consolidated Financial Statements | Allowance for Loan Losses
The following table displays changes in single-family and multifamily allowance for loan losses for the year ended 2019 prior to the adoption of the CECL standard. For a description of our previous allowance and impairment methodology refer to “Note 1, Summary of Significant Accounting Policies.”

For the Year Ended December 31,
2019
(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(13,969)
Benefit for loan losses	3,988
Write-offs	1,299
Recoveries	(71)
Other	(6)
Ending Balance	$(8,759)
Multifamily allowance for loan losses:
Beginning balance	$(234)
Provision for loan losses	(27)
Write-offs	8
Recoveries	(4)
Ending Balance	$(257)
Total allowance for loan losses:
Beginning balance	$(14,203)
Benefit for loan losses	3,961
Write-offs	1,307
Recoveries	(75)
Other	(6)
Ending Balance	$(9,016)

Fannie Mae (In conservatorship) 2021 Form 10-K	F-41

Notes to Consolidated Financial Statements | Investments in Securities

5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of December 31,
	2021	2020
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$1,576	$2,404
Other agency(1)	2,893	3,451
Private-label and other mortgage securities	137	158
Total mortgage-related securities (includes $593 million and $793 million, respectively, related to consolidated trusts)	4,606	6,013
Non-mortgage-related securities:
U.S. Treasury securities	83,581	130,456
Other securities	19	73
Total non-mortgage-related securities	83,600	130,529
Total trading securities	$88,206	$136,542
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
The following table displays information about our net trading gains (losses).

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net trading gains (losses)	$(1,060)	$513	$322
Net trading gains (losses) recognized in the period related to securities still held at period end	(997)	252	238
Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive loss” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our consolidated statements of operations and comprehensive income. We define the amortized cost basis of our AFS securities as unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments. Pursuant to the CECL standard, we record an allowance for credit losses for AFS securities that reflects the impairment for credit losses, which are limited to the amount that fair value is less than the amortized cost. Impairment due to non-credit losses are recorded as unrealized losses within “Other comprehensive loss.”

Fannie Mae (In conservatorship) 2021 Form 10-K	F-42

Notes to Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of December 31, 2021
	Total Amortized Cost(1)	Allowance for Credit Losses(3)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$492	$—	$14	$(11)	$495
Other agency(2)	12	—	—	—	12
Alt-A and subprime private-label securities	3	—	2	—	5
Mortgage revenue bonds	142	—	5	(3)	144
Other mortgage-related securities	178	—	3	—	181
Total	$827	$—	$24	$(14)	$837

	As of December 31, 2020
	Total Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value(1)
	(Dollars in millions)
Fannie Mae	$1,094	$—	$86	$(12)	$1,168
Other agency(2)	59	—	6	—	65
Alt-A and subprime private-label securities	4	—	2	—	6
Mortgage revenue bonds	211	(3)	8	—	216
Other mortgage-related securities	238	—	4	—	242
Total	$1,606	$(3)	$106	$(12)	$1,697
s
(1)We exclude from amortized cost and fair value accrued interest of $2 million and $6 million as of December 31, 2021 and December 31, 2020, respectively, which we record in “Other assets” in our consolidated balance sheets.
(2)Other agency securities consist of securities issued by Freddie Mac and Ginnie Mae.
(3)Total allowance for credit losses is less than $0.5 million as of December 31, 2021.
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
Non-Agency Mortgage-Related Securities
As of December 31, 2021, substantially all of our non-agency mortgage-related securities were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-43

Notes to Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of December 31, 2021
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$225	$(6)	$102
Mortgage revenue bonds	(3)	3	—	—
Total	$(8)	$228	$(6)	$102

	As of December 31, 2020
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$40	$(11)	$94
Mortgage revenue bonds	—	—	—	—
Total	$(1)	$40	$(11)	$94
The following table displays the gross realized gains and proceeds on sales of AFS securities.

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Gross realized gains	$59	$57	$265
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	582	361	537
The following tables display net unrealized gains and losses on AFS securities and other amounts accumulated within our accumulated other comprehensive income, net of tax.

	As of December 31,
	2021	2020
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$9	$74
Net unrealized gains (losses) on AFS securities for which we have recorded an allowance for credit losses	(2)	—
Other	31	42
Accumulated other comprehensive income	$38	$116

As of December 31,
2019
(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded other-than-temporary impairment (“OTTI”)	$97
Net unrealized gains (losses) on AFS securities for which we have recorded OTTI	—
Other	34
Accumulated other comprehensive income	$131
Prior to our adoption of the CECL standard on January 1, 2020, we evaluated AFS securities for other-than-temporary impairment. The balance of the unrealized credit-loss component of AFS securities held by us and recognized in our consolidated statements of operations and comprehensive income was $36 million as of December 31, 2019.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-44

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

	As of December 31, 2021
	Total Carrying Amount (1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value	Net Carrying Amount (1)	Fair Value
	(Dollars in millions)
Fannie Mae	$492	$495	$—	$—	$3	$3	$11	$12	$478	$480
Other agency	12	12	—	—	—	—	1	1	11	11
Alt-A and subprime private-label securities	3	5	—	—	—	—	2	2	1	3
Mortgage revenue bonds	142	144	4	4	21	22	10	10	107	108
Other mortgage-related securities	178	181	—	—	—	—	3	4	175	177
Total	$827	$837	$4	$4	$24	$25	$27	$29	$772	$779
Weighted-average interest rate (2)	5.32%		6.09%		6.66%		7.75%		5.19%
(1)Net carrying amount consists of amortized cost, net of allowance for credit losses on AFS debt securities but does not include any unrealized fair value gains or losses.
(2)Weighted-average interest rate includes the effects of discounts, premiums and other cost basis adjustments.
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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. When we began issuing UMBS in June 2019, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. As such, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $212.3 billion and $137.3 billion as of December 31, 2021 and December 31, 2020, respectively.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-45

Notes to Consolidated Financial Statements | Financial Guarantees
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of December 31,
	2021			2020
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$3,733	$16	$3,626	$4,424	$18	$4,226
Other guaranty arrangements(2)	10,423	85	2,117	11,828	109	2,438
Total	$14,156	$101	$5,743	$16,252	$127	$6,664
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

	As of December 31,
	2021		2020
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$2,795	0.03%	$12,173	0.18%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-46

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2021			2020
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2022 - 2030	$89,618	2.13%	2021 - 2030	$106,691	2.03%
Medium-term notes(3)	2022 - 2031	38,312	0.60	2021 - 2030	48,524	0.63
Other(4)	2023 - 2038	7,045	3.73	2021 - 2038	6,701	3.90
Total senior fixed		134,975	1.78		161,916	1.69
Senior floating:
Medium-term notes(3)	2022	51,583	0.32	2021 - 2022	100,089	0.35
Connecticut Avenue Securities(5)	2023 - 2031	11,166	4.30	2023 - 2031	14,978	4.16
Other(6)	2037	373	7.17	2037	416	7.75
Total senior floating		63,122	1.05		115,483	0.86
Total long-term debt of Fannie Mae(7)		198,097	1.55		277,399	1.34
Debt of consolidated trusts	2022 - 2061	3,957,299	1.89	2021 - 2060	3,646,164	1.88
Total long-term debt		$4,155,396	1.88%		$3,923,563	1.85%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $1.6 billion and $392 million as of December 31, 2021 and 2020, respectively.
Our long-term debt includes a variety of debt types. We issue fixed and floating-rate medium-term notes with maturities greater than one year that are issued through dealer banks. We also offer Benchmark Notes® in regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. Additionally, we have historically issued notes and bonds denominated in a foreign currency. We effectively convert all outstanding foreign currency-denominated transactions into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets. Our long-term debt also includes CAS securities issued prior to November 2018, which are credit risk-sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities.
Our other long-term debt includes callable and non-callable securities, which include all long-term non-Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.
Characteristics of Debt
As of December 31, 2021 and 2020, the face amount of our debt securities of Fannie Mae was $202.5 billion and $290.0 billion, respectively. As of December 31, 2021, we had zero-coupon debt with a face amount of $3.2 billion, which had an effective interest rate of 0.66%. As of December 31, 2020, we had zero-coupon debt with a face amount of $5.1 billion, which had an effective interest rate of 0.50%.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-47

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2021 and 2020 included $47.0 billion and $57.5 billion, respectively, of callable debt that could be redeemed, in whole or in part, at our option on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2021 by year of maturity for each of the years 2022 through 2026 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2022	$65,617	$100,564
2023	23,255	20,856
2024	18,817	14,169
2025	38,141	21,614
2026	9,598	7,195
Thereafter	42,669	33,699
Total long-term debt of Fannie Mae(1)	198,097	198,097
Debt of consolidated trusts(2)	3,957,299	3,957,299
Total long-term debt	$4,155,396	$4,155,396
(1)    Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-48

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
Fair Value Hedge Accounting
As discussed in “Note 1, Summary of Significant Accounting Policies,” we implemented a fair value hedge accounting program in January 2021. Pursuant to this program, we may designate certain interest-rate swaps as hedging instruments in hedges of the change in fair value attributable to the designated benchmark interest rate for certain closed pools of fixed-rate, single-family mortgage loans or our funding debt. For hedged items in qualifying fair value hedging relationships, changes in fair value attributable to the designated risk are recognized as a basis adjustment to the hedged item. We also report changes in the fair value of the derivative hedging instrument in the same consolidated statements of operations and comprehensive income line item used to recognize the earnings effect of the hedged item’s basis adjustment. The objective of our fair value hedges is to reduce GAAP earnings volatility related to changes in benchmark interest rates.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-49

Notes to Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of December 31,
	2021			2020
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$4,347	$—	$—	$—	$—	$—
Receive-fixed	40,686	—	—	—	—	—
Total risk management derivatives designated as hedging instruments	45,033	—	—	—	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	56,817	—	—	99,822	3	(684)
Receive-fixed	56,874	—	(1,131)	126,234	314	(137)
Basis	250	152	—	250	203	—
Foreign currency	336	25	(34)	476	59	(60)
Swaptions:(1)
Pay-fixed	4,341	52	(2)	7,555	37	(118)
Receive-fixed	1,091	10	(21)	4,055	346	(16)
Futures(1)	—	—	—	64,398	—	—
Total risk management derivatives not designated as hedging instruments	119,709	239	(1,188)	302,790	962	(1,015)
Netting adjustment(2)	—	(237)	1,173	—	(905)	995
Total risk management derivatives portfolio	164,742	2	(15)	302,790	57	(20)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	13,192	17	(5)	35,343	145	—
Forward contracts to purchase mortgage-related securities	58,021	83	(34)	144,822	844	—
Forward contracts to sell mortgage-related securities	111,173	69	(158)	228,027	—	(1,426)
Total mortgage commitment derivatives	182,386	169	(197)	408,192	989	(1,426)
Credit enhancement derivatives	19,256	—	(21)	28,197	179	(49)
Derivatives at fair value	$366,384	$171	$(233)	$739,179	$1,225	$(1,495)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $966 million and $658 million as of December 31, 2021 and 2020, respectively. Cash collateral received was $30 million and $568 million as of December 31, 2021 and 2020, respectively.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-50

Notes to Consolidated Financial Statements | Derivative Instruments

We record all gains and losses, including accrued interest, on derivatives while they are not in a qualifying hedging relationship in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$2,207	$(2,764)	$(3,964)
Receive-fixed	(1,783)	2,226	3,685
Basis	(51)	43	46
Foreign currency	(26)	23	24
Swaptions:
Pay-fixed	38	(146)	(380)
Receive-fixed	(217)	595	117
Futures	1	(76)	273
Net contractual interest expense on interest-rate swaps	16	(261)	(833)
Total risk management derivatives fair value gains (losses), net	185	(360)	(1,032)
Mortgage commitment derivatives fair value gains (losses), net	551	(2,654)	(1,043)
Credit enhancement derivatives fair value gains (losses), net	(178)	182	(35)
Total derivatives fair value gains (losses), net	$558	$(2,832)	$(2,110)
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our consolidated statement of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Year Ended December 31,
	2021
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our consolidated statement of operations and comprehensive income	$98,930	$(70,084)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$140	$—
Discontinued hedge-related basis adjustment amortization	(6)	—
Derivatives designated as hedging instruments	(145)	—
Interest accruals on derivative hedging instruments	(12)	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	1,370
Discontinued hedge-related basis adjustment amortization	—	(89)
Derivatives designated as hedging instruments	—	(1,308)
Interest accruals on derivative hedging instruments	—	223
Gains (losses) recognized in net interest income on fair value hedging relationships	$(23)	$196

Fannie Mae (In conservatorship) 2021 Form 10-K	F-51

Notes to Consolidated Financial Statements | Derivative Instruments

Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our consolidated balance sheet, including the hedged item's cumulative basis adjustments and the closed portfolio balances under the last-of-layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of December 31, 2021.

	As of December 31, 2021
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$174,080	$134	$134	$56,786	$4,389
Debt of Fannie Mae	(72,174)	1,281	1,281	N/A	N/A
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
See “Note 14, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2021 and 2020.
9.  Income Taxes
Provision for Federal Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes.

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Current income tax benefit (provision)	$(5,521)	$(3,803)	$(2,089)
Deferred income tax benefit (provision)(1)	(252)	729	(1,328)
Provision for federal income taxes	$(5,773)	$(3,074)	$(3,417)
(1)Amount excludes the current income tax effect of items recognized directly in “Total stockholders' equity.”

Fannie Mae (In conservatorship) 2021 Form 10-K	F-52

Notes to Consolidated Financial Statements | Income Taxes

The following table displays the difference between the statutory corporate tax rate and our effective tax rate.

	For the Year Ended December 31,
	2021	2020	2019
Statutory corporate tax rate	21.0%	21.0%	21.0%
Equity investments in affordable housing projects	(0.1)	(0.1)	(0.2)
Change in unrecognized tax benefits	—	—	(1.2)
Other	(0.2)	(0.2)	(0.2)
Effective tax rate	20.7%	20.7%	19.4%
Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rates for the years 2021, 2020, and 2019 were impacted by the benefits of our investments in housing projects eligible for low-income housing tax credits. Our effective tax rate for 2019 was also impacted by the favorable resolution of our uncertain tax position, which reduced our provision for federal income taxes by $205 million.
Deferred Tax Assets and Liabilities
We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income.
As of December 31, 2021, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax assets outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, to the extent it exists, including:
•the sustainability of recent profitability required to realize the deferred tax assets;
•the cumulative net income or losses in our consolidated statements of operations and comprehensive income in recent years;
•unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; and
•the funding available to us under the senior preferred stock purchase agreement.
The following table displays our deferred tax assets and deferred tax liabilities.

	As of December 31,
	2021	2020
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$7,547	$8,241
Allowance for loan losses and basis in acquired property, net	1,060	1,798
Derivative instruments	778	602
Partnership and other equity investments	88	129
Interest-only securities	3,977	2,561
Total deferred tax assets	13,450	13,331
Deferred tax liabilities:
Unrealized gains on AFS securities, net	2	20
Other, net	733	364
Total deferred tax liabilities	735	384
Deferred tax assets, net	$12,715	$12,947

Fannie Mae (In conservatorship) 2021 Form 10-K	F-53

Notes to Consolidated Financial Statements | Income Taxes

Unrecognized Tax Benefits
We have no unrecognized tax benefits for the years ended December 31, 2021 and 2020. We had unrecognized tax benefits of $416 million as of January 1, 2019 that were reduced by decreases in prior year tax positions of $416 million in 2019. We had no unrecognized tax benefits as of December 31, 2019.
Our tax years 2016 and 2018 through 2020 remain open to examination by the IRS.
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
Single-Family Business Segment
•Works with lenders to acquire and securitize single-family mortgage loans delivered to us by lenders into Fannie Mae MBS.
•Issues structured Fannie Mae MBS backed by single-family mortgage assets and provides other services to single-family lenders.
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
Multifamily Business Segment
•Works with lenders to acquire and securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS.
•Issues structured multifamily Fannie Mae MBS through our Fannie Mae Guaranteed Multifamily Structures (“Fannie Mae GeMSTM”) program and provides other services to our multifamily lenders.
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
The following table displays total assets by segment.

	As of December 31,
	2021	2020
	(Dollars in millions)
Single-Family	$3,782,447	$3,569,130
Multifamily	446,719	416,619
Total assets	$4,229,166	$3,985,749

Fannie Mae (In conservatorship) 2021 Form 10-K	F-54

Notes to Consolidated Financial Statements | Segment Reporting

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
The following tables display our segment results.

	For the Year Ended December 31, 2021
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)(9)	$25,429	$4,158	$29,587
Fee and other income(2)	269	92	361
Net revenues	25,698	4,250	29,948
Investment gains (losses), net(3)	1,392	(40)	1,352
Fair value gains (losses), net(4)(9)	167	(12)	155
Administrative expenses	(2,557)	(508)	(3,065)
Credit-related income:(5)
Benefit for credit losses	4,600	530	5,130
Foreclosed property expense	(14)	(19)	(33)
Total credit-related income	4,586	511	5,097
TCCA fees(6)	(3,071)	—	(3,071)
Credit enhancement expense(7)	(812)	(239)	(1,051)
Change in expected credit enhancement recoveries(8)	(86)	(108)	(194)
Other expenses, net	(1,194)	(28)	(1,222)
Income before federal income taxes	24,123	3,826	27,949
Provision for federal income taxes	(4,996)	(777)	(5,773)
Net income	$19,127	$3,049	$22,176

	For the Year Ended December 31, 2020
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)(9)	$21,502	$3,364	$24,866
Fee and other income(2)	368	94	462
Net revenues	21,870	3,458	25,328
Investment gains, net(3)	728	179	907
Fair value gains (losses), net(4)(9)	(2,539)	38	(2,501)
Administrative expenses	(2,559)	(509)	(3,068)
Credit-related expense:(5)
Provision for credit losses	(75)	(603)	(678)
Foreclosed property expense	(157)	(20)	(177)
Total credit-related expense	(232)	(623)	(855)
TCCA fees(6)	(2,673)	—	(2,673)
Credit enhancement expense(7)	(1,141)	(220)	(1,361)
Change in expected credit enhancement recoveries(8)	89	144	233
Other expenses, net	(1,055)	(76)	(1,131)
Income before federal income taxes	12,488	2,391	14,879
Provision for federal income taxes	(2,607)	(467)	(3,074)
Net income	$9,881	$1,924	$11,805

Fannie Mae (In conservatorship) 2021 Form 10-K	F-55

Notes to Consolidated Financial Statements | Segment Reporting

	For the Year Ended December 31, 2019
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)(9)	$18,013	$3,280	$21,293
Fee and other income(2)	453	113	566
Net revenues	18,466	3,393	21,859
Investment gains, net(3)	1,589	181	1,770
Fair value gains (losses), net(4)(9)	(2,216)	2	(2,214)
Administrative expenses	(2,565)	(458)	(3,023)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	4,038	(27)	4,011
Foreclosed property income (expense)	(523)	8	(515)
Total credit-related income (expense)	3,515	(19)	3,496
TCCA fees(6)	(2,432)	—	(2,432)
Credit enhancement expense(7)	(927)	(207)	(1,134)
Change in expected credit enhancement recoveries(8)	—	—	—
Other expenses, net	(734)	(11)	(745)
Income before federal income taxes	14,696	2,881	17,577
Provision for federal income taxes	(2,859)	(558)	(3,417)
Net income	$11,837	$2,323	$14,160
(1)Net interest income primarily consists of guaranty fees received as compensation for assuming and managing the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us. Also includes yield maintenance revenue we recognized on the prepayment of multifamily loans.
(2)Single-family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services. Multifamily fee and other income consists of fees associated with Multifamily business activities, including credit enhancements for tax-exempt multifamily housing revenue bonds.
(3)Single-family investment gains and losses primarily consist of gains and losses on the sale of mortgage assets. Multifamily investment gains and losses primarily consist of gains and losses on resecuritization activity.
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
(8)Consists of change in benefits recognized from our freestanding credit enhancements, primarily from our CAS and CIRT programs as well as certain lender risk-sharing arrangements, including our multifamily DUS® program.
(9)In January 2021, we began applying fair value hedge accounting. For qualifying hedging relationships, fair value changes attributable to movements in the designated benchmark interest rates for hedged mortgage loans and funding debt and the fair value change of the designated portion of the paired interest-rate swaps are recognized in “Net interest income.” In prior years, all fair value changes for interest-rate swaps were recognized in “Fair value gains (losses), net.” See “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for additional information on our fair value hedge accounting policy and related disclosures.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-56

Notes to Consolidated Financial Statements | Equity

11.  Equity
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2021 and 2020.
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
Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2021
		2021		2020		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$120,836	1	$120,836	$120,836	(1)	N/A	(2)	N/A	(3)

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		0.150	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		—	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130
(1)Initial stated value per share was $1,000. Based on our draws of funds under the senior preferred stock purchase agreement with Treasury, the stated value per share on December 31, 2021 was $120,836.
(2)Dividends on the senior preferred stock are currently calculated based on our net worth as of the end of the immediately preceding fiscal quarter less an applicable capital reserve amount. The capital reserve amount was $25 billion, effective for dividend periods beginning July 1, 2019 and ending September 30, 2020. The capital reserve amount, starting with the quarterly dividend period ending on December 31,

Fannie Mae (In conservatorship) 2021 Form 10-K	F-57

Notes to Consolidated Financial Statements | Equity

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
(7)Rate effective December 31, 2021. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7% or 10-year CMT rate plus 2.375%.
(8)Issued and outstanding shares were 24,922 as of December 31, 2021 and 2020.
(9)Rate effective December 31, 2021. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.5% or 3-Month LIBOR plus 0.75%.
(10)On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.
(11)Rate effective December 31, 2021. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%.
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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock for the years ended December 31, 2021, 2020, or 2019.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-58

Notes to Consolidated Financial Statements | Equity

shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The senior preferred stock and the warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. We did not receive any cash proceeds as a result of issuing these shares or the warrant. We have assigned a value of $4.5 billion to Treasury’s commitment, which was recorded as a reduction to additional paid-in-capital at the time of the issuance and was partially offset by the aggregate fair value of the warrant. There was no impact to the total balance of stockholders’ equity as a result of the issuance.
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Dividend Provisions
As a result of the January 2021 letter agreement, the dividend rate and liquidation preference of the senior preferred stock depend on whether we have reached the “capital reserve end date” which is defined in the January 2021 letter agreement as the last day of the second consecutive fiscal quarter during which we have maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Note 12, Regulatory Capital Requirements.”
Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. We had no dividends declared and paid on the senior preferred stock for the years ended December 31, 2021 or 2020. Dividends declared and paid on the senior preferred stock were $5.6 billion for the year ended December 31, 2019. The dividends we have paid to Treasury on the senior preferred stock during conservatorship have been declared by, and paid at the direction of, our conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the senior preferred stock purchase agreement.
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
Liquidation Preference
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share, for an aggregate initial liquidation preference of $1 billion.
Under the terms that currently govern the senior preferred stock, the aggregate liquidation preference will be increased by the following:
•any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement (a total of $119.8 billion as of the date of this filing);
•any quarterly commitment fees that are payable but not paid in cash (no such fees have become payable, nor will they under the current terms of the agreement and the senior preferred stock);

Fannie Mae (In conservatorship) 2021 Form 10-K	F-59

Notes to Consolidated Financial Statements | Equity

•any dividends that are payable but not paid in cash to Treasury, regardless of whether or not they are declared; and
•at the end of each fiscal quarter, by an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
The aggregate liquidation preference of the senior preferred stock was $163.7 billion as of December 31, 2021 and will further increase to $168.9 billion as of March 31, 2022, due to the increase in our net worth during the fourth quarter of 2021.
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
Limitations on Redemption and Paydown of Liquidation Preference; Requirement to Pay Net Proceeds of Capital Stock Issuances to Reduce Liquidation Preference
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition to these exceptions, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance, with the exception of up to $70 billion in aggregate gross cash proceeds from the issuance of common stock, must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part.
Limitations on Dividends, Distributions, etc.
The senior preferred stock provides that we may not declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless (1) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and (2) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the preceding paragraph) have been paid in cash.
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
If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 15, 2022, Treasury has not exercised the warrant.
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. As of December 31, 2021, Treasury has provided us with a total of $119.8 billion under its senior preferred stock purchase agreement funding commitment, and the amount of funding remaining available to us under the agreement was $113.9 billion.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-60

Notes to Consolidated Financial Statements | Equity

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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-61

Notes to Consolidated Financial Statements | Equity

Covenants in the senior preferred stock purchase agreement also subject us to limits on the amount of mortgage assets that we may own and the total amount of our indebtedness.
•Mortgage Asset Limit. The amount of mortgage assets we are permitted to own is $250 billion and, as a result of the January 2021 letter agreement, will decrease to $225 billion on December 31, 2022. We are currently managing our business to a $225 billion cap pursuant to instructions from FHFA. Our mortgage assets as of December 31, 2021 were $111.2 billion, which includes 10% of the notional value of interest-only securities we hold. This adjustment is based on instruction from FHFA for the purpose of measuring mortgage assets against the cap.
•Debt Limit. Our debt limit under the senior preferred stock purchase agreement is set at 120% of the amount of mortgage assets we were allowed to own under the agreement on December 31 of the immediately preceding calendar year. This debt limit is currently $300 billion, and it will decrease to $270 billion as of December 31, 2022. As calculated for this purpose, our indebtedness as of December 31, 2021 was $202.5 billion.
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
In addition to the changes described above to covenants already in the senior preferred stock purchase agreement, the January 2021 letter agreement added additional covenants:
•We are required to comply with the terms of the enterprise regulatory capital framework as published by FHFA in the Federal Register on December 17, 2020, disregarding any subsequent amendments or modifications to the framework.
•Additional restrictive covenants impact our single-family business activities, including the type of loans we may acquire. Additional single-family and multifamily business restrictions that were added to the agreement in January 2021 were subsequently temporarily suspended pursuant to a letter agreement dated September 14, 2021 between us, through FHFA in its capacity as conservator, and Treasury.
Annual Risk Management Plan Covenant. Each year we remain in conservatorship we are required to provide Treasury a risk management plan that sets out our strategy for reducing our risk profile, describes the actions we will take to reduce the financial and operational risk associated with each of our business segments, and includes an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2021.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-62

Notes to Consolidated Financial Statements | Equity

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
12.  Regulatory Capital Requirements
Enterprise Regulatory Capital Framework
In November 2020, FHFA adopted a final rule establishing a new regulatory capital framework for the GSEs, which we refer to as the “enterprise regulatory capital framework.” The framework establishes new risk-based and leverage-based capital requirements for the GSEs. These requirements go beyond the current statutory capital requirements of Fannie Mae. The final rule went into effect in February 2021, but the dates on which we must comply with the requirements of the capital framework are staggered and largely dependent on whether we remain in conservatorship.
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
•A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored. The prescribed capital buffers represent the amount of capital we are required to hold above the minimum risk-based and leverage-based capital requirements; and
•specific minimum percentages, or “floors,” on the risk-weights applicable to single-family and multifamily exposures as well as retained portions of credit risk transfer transactions.
Under the final capital rule, regardless of our status in conservatorship, reporting requirements under the enterprise regulatory capital framework take effect on January 1, 2022, including public reporting of our calculations of regulatory capital levels, buffers, adjusted total assets, and total risk-weighted assets, as defined in the final rule. These reporting requirements are not expected to replace existing statutory capital reporting that is required by FHFA, as discussed below.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-63

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

The following table displays our current capital classification measures.

	As of December 31,
	2021	2020
	(Dollars in millions)
Core capital(1)	$(73,517)	$(95,694)
Statutory minimum capital requirement(2)	26,810	28,603
Deficit of core capital relative to statutory minimum capital requirement	$(100,327)	$(124,297)
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
As of December 31, 2021 and 2020, we had a minimum capital deficiency of $100.3 billion and $124.3 billion, respectively. See “Note 1, Summary of Significant Accounting Policies” and “Note 11, Equity” for more information on capital and the terms of our senior preferred stock purchase agreement with Treasury and the senior preferred stock we issued to Treasury.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-64

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
Multifamily Loan Borrowers
Numerous factors affect a multifamily borrower’s ability to repay the loan and the value of the property underlying the loan. Multifamily loans are generally non-recourse to the borrower. The most significant factors affecting credit risk are rental income, property valuations, and general economic conditions. The average unpaid principal balance for multifamily loans is significantly larger than for single-family borrowers and, therefore, individual defaults for multifamily borrowers can result in more significant losses. We continually monitor the performance and risk characteristics of our multifamily loans, underlying properties and borrowers on an ongoing basis.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-65

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Geographic Concentration
The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business, measured by the unpaid principal balance of the loans.

	Geographic Concentration(1)
	Percentage of Single-Family Conventional Guaranty Book of Business		Percentage of Multifamily Guaranty Book of Business
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Midwest	14%	14%	11%	11%
Northeast	16	17	15	15
Southeast	23	22	27	27
Southwest	18	19	22	22
West	29	28	25	25
Total	100%	100%	100%	100%
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-66

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

	As of December 31,
	2021			2020
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.73%	0.16%	1.20%	0.88%	0.33%	3.10%
Percentage of single-family conventional loans based on loan count	0.86	0.20	1.25	1.02	0.36	2.87

	As of December 31,
	2021		2020
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	5%	0.88%	9%	4.17%
90.01% to 100%	2	0.51	4	1.85
Greater than 100%	*	12.41	*	22.43
Geographical distribution:
California	19	1.01	19	2.62
Florida	6	1.59	6	4.17
Illinois	3	1.55	3	3.10
New Jersey	3	1.90	3	4.57
New York	5	2.24	5	4.79
All other states	64	1.16	64	2.59
Product distribution:
Alt-A	1	4.96	1	9.32
Vintages:
2004 and prior	1	3.48	2	5.88
2005-2008	2	5.87	2	9.98
2009-2021	97	1.01	96	2.39
* Represents less than 0.5% of single-family conventional book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2021 and 2020.
Multifamily Credit Risk Characteristics
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of multifamily loans, based on unpaid principal balance, that are 60 days or more past due, and loans with other higher risk characteristics to determine our overall credit quality of our multifamily book of business. Higher risk characteristics include, but are not limited to, current DSCR below 1.0 and original LTV ratios greater than 80%. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-67

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our multifamily guaranty book of business.

	As of December 31,
	2021(1)		2020(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.03%	0.42%	0.29%	0.98%

	As of December 31,
	2021		2020
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.13%	1%	1.04%
Less than or equal to 80%	99	0.42	99	0.98
Current DSCR below 1.0(4)	2	13.90	2	21.19
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
(4)Our estimates of current DSCRs are based on the latest available income information from annual statements for these properties.
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

	As of December 31,
	2021		2020
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$176,587		$170,890
Pool mortgage insurance	261		291
Total mortgage insurance risk in force	$176,848	5%	$171,181	5%
Mortgage insurance only covers losses that are realized after the borrower defaults and title to the property is subsequently transferred, such as after a foreclosure, short-sale, or a deed-in-lieu of foreclosure. Also, mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover property damage that is not covered by the hazard insurance we require, and such damage may result in a reduction to, or a denial of, mortgage insurance benefits. Specifically, a property damaged by a flood that was outside a Federal Emergency Management Agency (“FEMA”)-identified Special Flood Hazard Area, where we require coverage, or a property damaged by an earthquake are the most likely scenarios where property damage may result in a default not covered by hazard insurance.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-68

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of December 31,
	2021	2020
Counterparty:(1)
Arch Capital Group Ltd.	19%	21%
Mortgage Guaranty Insurance Corp.	19	18
Radian Guaranty, Inc.	17	19
Genworth Mortgage Insurance Corp.	17	16
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	11	9
Others	1	1
Total	100%	100%
(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
Three of our mortgage insurer counterparties that are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will fail to pay claims fully. Entering run-off may limit sources of profits and liquidity for the mortgage insurer and could also cause the quality and speed of its claims processing to deteriorate. In addition, the insurer may only pay a portion of policyholder claims and defer the remaining portion. Of the three insurers, PMI and Triad are currently paying 77.5% and 75%, respectively, of their claims in cash and deferring the remainder. These three mortgage insurers provided a combined $1.5 billion, or 1%, of the risk in force mortgage insurance coverage of our single-family conventional guaranty book of business as of December 31, 2021.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of December 31, 2021 and 2020, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $559 million and $1.4 billion, respectively.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $533 million recorded in “Other assets” in our consolidated balance sheets as of December 31, 2021 and $560 million as of December 31, 2020 related to amounts claimed on insured, defaulted loans excluding government-insured loans. We assessed these outstanding receivables for collectability, and established a valuation allowance of $479 million as of December 31, 2021 and $497 million as of December 31, 2020, which reduced our claim receivable to the amount considered probable of collection.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-69

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
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions), and identifies one servicer that serviced 10% or more of our single-family guaranty book of business based on unpaid principal balance.

	Percentage of Single-Family Guaranty Book of Business
	As of December 31,
	2021	2020
Wells Fargo Bank, N.A. (together with its affiliates)	10%	13%
Remaining top five depository servicers	11	11
Top five non-depository servicers	23	24
Total	44%	48%

The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business based on unpaid principal balance.

	Percentage of Multifamily Guaranty Book of Business
	As of December 31,
	2021	2020
Walker & Dunlop, Inc.	12%	12%
Wells Fargo Bank, N.A. (together with its affiliates)	11	12
Remaining top five servicers	24	24
Total	47%	48%
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-70

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

multifamily loans was $97.6 billion as of December 31, 2021, compared with $92.9 billion as of December 31, 2020. As of December 31, 2021, 52% of our maximum potential loss recovery on multifamily loans was from five DUS lenders, as compared with 51% as of December 31, 2020.
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

	As of December 31, 2021
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$239	$(237)	$2		$—	$—	$2
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	169	—	169		(133)	—	36
Total derivative assets	408	(237)	171	(4)	(133)	—	38
Securities purchased under agreements to resell or similar arrangements(5)	64,843	—	64,843		—	(64,843)	—
Total assets	$65,251	$(237)	$65,014		$(133)	$(64,843)	$38

Liabilities:
OTC risk management derivatives	$(1,188)	$1,183	$(5)		$—	$—	$(5)
Cleared risk management derivatives	—	(10)	(10)		—	10	—
Mortgage commitment derivatives	(197)	—	(197)		133	56	(8)
Total liabilities	$(1,385)	$1,173	$(212)	(4)	$133	$66	$(13)

Fannie Mae (In conservatorship) 2021 Form 10-K	F-71

Notes to Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2020
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$962	$(952)	$10		$—	$—	$10
Cleared risk management derivatives	—	47	47		—	—	47
Mortgage commitment derivatives	989	—	989		(406)	(53)	530
Total derivative assets	1,951	(905)	1,046	(4)	(406)	(53)	587
Securities purchased under agreements to resell or similar arrangements(5)	46,644	—	46,644		—	(46,644)	—
Total assets	$48,595	$(905)	$47,690		$(406)	$(46,697)	$587

Liabilities:
OTC risk management derivatives	$(1,015)	$999	$(16)		$—	$—	$(16)
Cleared risk management derivatives	—	(4)	(4)		—	2	(2)
Mortgage commitment derivatives	(1,426)	—	(1,426)		406	1,017	(3)
Total liabilities	$(2,441)	$995	$(1,446)	(4)	$406	$1,019	$(21)
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
(3)    Represents collateral received that has not been recognized and not offset in our consolidated balance sheets as well as collateral posted which has been recognized but not offset in our consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.5 billion and $4.7 billion as of December 31, 2021 and 2020, respectively. The fair value of non-cash collateral received was $64.9 billion and $46.6 billion, of which $25.6 billion and $46.6 billion could be sold or repledged as of December 31, 2021 and 2020, respectively. None of the underlying collateral was sold or repledged as of December 31, 2021 and 2020, respectively.
(4)    Excludes derivative assets recognized in our consolidated balance sheets of $179 million as of December 31, 2020, and derivative liabilities recognized in our consolidated balance sheets of $21 million and $49 million as of December 31, 2021 and 2020, respectively, that were not subject to enforceable master netting arrangements. We had no derivative assets recognized in our consolidated balance sheets as of December 31, 2021 that were not subject to enforceable master netting arrangements.
(5)    Includes $29.1 billion and $18.4 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2021 and 2020, respectively. Includes $15.0 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our consolidated balance sheets as of December 31, 2021. There were no securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” as of December 31, 2020.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-72

Notes to Consolidated Financial Statements | Netting Arrangements

default, all open positions at the clearing organization are closed and a net position (on a clearing member by clearing member basis) is calculated. Unless otherwise transferred, in the event of a clearing member default, all open positions cleared through that clearing member are closed and a net position is calculated.
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
In addition to these contractual relationships, we are also a clearing member of two divisions of Fixed Income Clearing Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a result of these trades, we are required to post initial and variation margin payments and are exposed to the risk that FICC fails to perform. As a clearing member of FICC, we are exposed to the risk that the CCP or one or more of the CCP’s clearing members fails to perform its obligations as described below.
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
•We are unable to develop an estimate of the maximum potential amount of future payments that we could be required to make to FICC under these arrangements as our exposure is dependent on the volume of trades FICC clearing members execute now and in the future, which varies daily. Although we are unable to develop an estimate of our maximum exposure, we expect that losses caused by any clearing member would be partially offset by the fair value of margin posted by the defaulting clearing member and any other available assets of the CCP for those purposes. We believe that the risk of loss is remote due to FICC's initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-73

Notes to Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents, including restricted cash equivalents(2)	$250	$—	$—	$—	$250
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,519	57	—	1,576
Other agency	—	2,893	—	—	2,893
Private-label and other mortgage securities	—	137	—	—	137
Non-mortgage-related securities:
U.S. Treasury securities	83,581	—	—	—	83,581
Other securities	—	19	—	—	19
Total trading securities	83,581	4,568	57	—	88,206
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	64	431	—	495
Other agency	—	12	—	—	12
Alt-A and subprime private-label securities	—	3	2	—	5
Mortgage revenue bonds	—	—	144	—	144
Other	—	5	176	—	181
Total available-for-sale securities	—	84	753	—	837
Mortgage loans	—	4,209	755	—	4,964
Other assets:
Risk management derivatives:
Swaps	—	25	152	—	177
Swaptions	—	62	—	—	62
Netting adjustment	—	—	—	(237)	(237)
Mortgage commitment derivatives	—	169	—	—	169
Total other assets	—	256	152	(237)	171
Total assets at fair value	$83,831	$9,117	$1,717	$(237)	$94,428

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$2,008	$373	$—	$2,381
Of consolidated trusts	—	21,640	95	—	21,735
Total long-term debt	—	23,648	468	—	24,116
Other liabilities:
Risk management derivatives:
Swaps	—	1,165	—	—	1,165
Swaptions	—	23	—	—	23
Netting adjustment	—	—	—	(1,173)	(1,173)
Mortgage commitment derivatives	—	197	—	—	197
Credit enhancement derivatives	—	—	21	—	21
Total other liabilities	—	1,385	21	(1,173)	233
Total liabilities at fair value	$—	$25,033	$489	$(1,173)	$24,349

Fannie Mae (In conservatorship) 2021 Form 10-K	F-74

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Cash equivalents, including restricted cash equivalents(2)	$1,120	$—	$—	$—	$1,120
Trading securities:
Mortgage-related securities:
Fannie Mae	—	2,310	94	—	2,404
Other agency	—	3,450	1	—	3,451
Private-label and other mortgage securities	—	158	—	—	158
Non-mortgage-related securities:
U.S. Treasury securities	130,456	—	—	—	130,456
Other securities	—	73	—	—	73
Total trading securities	130,456	5,991	95	—	136,542
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	973	195	—	1,168
Other agency	—	65	—	—	65
Alt-A and subprime private-label securities	—	4	2	—	6
Mortgage revenue bonds	—	—	216	—	216
Other	—	7	235	—	242
Total available-for-sale securities	—	1,049	648	—	1,697
Mortgage loans	—	5,629	861	—	6,490
Other assets:
Risk management derivatives:
Swaps	—	376	203	—	579
Swaptions	—	383	—	—	383
Netting adjustment	—	—	—	(905)	(905)
Mortgage commitment derivatives	—	989	—	—	989
Credit enhancement derivatives	—	—	179	—	179
Total other assets	—	1,748	382	(905)	1,225
Total assets at fair value	$131,576	$14,417	$1,986	$(905)	$147,074

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$3,312	$416	$—	$3,728
Of consolidated trusts	—	24,503	83	—	24,586
Total long-term debt	—	27,815	499	—	28,314
Other liabilities:
Risk management derivatives:
Swaps	—	881	—	—	881
Swaptions	—	134	—	—	134
Netting adjustment	—	—	—	(995)	(995)
Mortgage commitment derivatives	—	1,426	—	—	1,426
Credit enhancement derivatives	—	—	49	—	49
Total other liabilities	—	2,441	49	(995)	1,495
Total liabilities at fair value	$—	$30,256	$548	$(995)	$29,809
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Cash equivalents and restricted cash equivalents are composed of U.S. Treasuries that have a maturity at the date of acquisition of three months or less.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-75

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2021(1)
	Balance, December 31, 2020	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$94	$(24)		$—	$18	$—	$—	$—	$(164)	$133	$57	$—	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Total trading securities	$95	$(24)	(5)(6)	$—	$18	$—	$—	$—	$(165)	$133	$57	$—	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$195	$1		$(1)	$—	$—	$—	$(33)	$(107)	$376	$431	$—	$2
Alt-A and subprime private-label securities	2	—		—	—	—	—	—	—	—	2	—	1
Mortgage revenue bonds	216	3		(5)	—	—	—	(70)	—	—	144	—	(3)
Other	235	10		(1)	—	—	—	(68)	—	—	176	—	1
Total available-for-sale securities	$648	$14	(6)(7)	$(7)	$—	$—	$—	$(171)	$(107)	$376	$753	$—	$1

Mortgage loans	$861	$31	(5)(6)	$—	$89	$(66)	$—	$(194)	$(86)	$120	$755	$26	$—
Net derivatives	333	(209)	(5)	—	—	—	—	7	—	—	131	(202)	—
Long-term debt:
Of Fannie Mae:
Senior floating	$(416)	$43	(5)	$—	$—	$—	$—	$—	$—	$—	$(373)	$43	$—
Of consolidated trusts	(83)	(1)	(5)(6)	—	—	—	—	16	20	(47)	(95)	(2)	—
Total long-term debt	$(499)	$42		$—	$—	$—	$—	$16	$20	$(47)	$(468)	$41	$—

Fannie Mae (In conservatorship) 2021 Form 10-K	F-76

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2020(1)
	Balance, December 31, 2019	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$45	$(12)		$—	$—	$(1)	$—	$—	$(48)	$110	$94	$(8)	$—
Other agency	1	—		—	—	—	—	—	(1)	1	1	—	—
Private-label and other mortgage securities	—	3		—	—	(94)	—	(3)	—	94	—	—	—
Total trading securities	$46	$(9)	(5)(6)	$—	$—	$(95)	$—	$(3)	$(49)	$205	$95	$(8)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$171	$1		$4	$—	$(1)	$—	$(15)	$(243)	$278	$195	$—	$—
Alt-A and subprime private-label securities	—	—		—	—	—	—	—	—	2	2	—	—
Mortgage revenue bonds	315	(3)		2	—	—	—	(98)	—	—	216	—	4
Other	306	(6)		(1)	—	—	—	(64)	—	—	235	—	—
Total available-for-sale securities	$792	$(8)	(6)(7)	$5	$—	$(1)	$—	$(177)	$(243)	$280	$648	$—	$4

Mortgage loans	$688	$47	(5)(6)	$—	$—	$(21)	$—	$(132)	$(104)	$383	$861	$11	$—
Net derivatives	162	233	(5)	—	—	—	—	(80)	18	—	333	159	—
Long-term debt:
Of Fannie Mae:
Senior floating	$(398)	$(41)	(5)	$—	$—	$—	$—	$23	$—	$—	$(416)	$(41)	$—
Of consolidated trusts	(75)	(2)	(5)(6)	—	—	—	—	18	5	(29)	(83)	(1)	—
Total long-term debt	$(473)	$(43)		$—	$—	$—	$—	$41	$5	$(29)	$(499)	$(42)	$—

Fannie Mae (In conservatorship) 2021 Form 10-K	F-77

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2019
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2019(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2019(1)
	Balance, December 31, 2018	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2019
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$32	$3		$—	$77	$(22)	$—	$(16)	$(108)	$79	$45	$1	$—
Other agency	—	—		—	—	—	—	—	—	1	1	—	—
Private-label and other mortgage securities	1	—		—	—	—	—	(1)	—	—	—	—	—
Total trading securities	$33	$3	(5)(6)	$—	$77	$(22)	$—	$(17)	$(108)	$80	$46	$1	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$152	$—		$7	$—	$—	$—	$(8)	$(103)	$123	$171	$—	$6
Alt-A and subprime private-label securities	24	5		(5)	—	(23)	—	(1)	—	—	—	—	—
Mortgage revenue bonds	434	1		(3)	—	(5)	—	(112)	—	—	315	—	(1)
Other	342	13		(10)	—	—	—	(37)	(3)	1	306	—	(8)
Total available-for-sale securities	$952	$19	(6)(7)	$(11)	$—	$(28)	$—	$(158)	$(106)	$124	$792	$—	$(3)

Mortgage loans	$937	$46	(5)(6)	$—	$—	$(52)	$—	$(136)	$(254)	$147	$688	$26	$—
Net derivatives	194	109	(5)	—	—	—	—	(119)	(10)	(12)	162	3	—
Long-term debt:
Of Fannie Mae:
Senior floating	$(351)	$(47)	(5)	$—	$—	$—	$—	$—	$—	$—	$(398)	$(47)	$—
Of consolidated trusts	(201)	(8)	(5)(6)	—	—	—	(2)	19	200	(83)	(75)	(4)	—
Total long-term debt	$(552)	$(55)		$—	$—	$—	$(2)	$19	$200	$(83)	$(473)	$(51)	$—
(1)Gains (losses) included in “Other comprehensive loss” are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in our consolidated statements of operations and comprehensive income.
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
(5)Gains (losses) are included in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
(6)Gains (losses) are included in “Net interest income” in our consolidated statements of operations and comprehensive income.
(7)Gains (losses) are included in “Investment gains, net” in our consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-78

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

	Fair Value Measurements as of December 31, 2021
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$57	Various
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	379	Consensus
	52	Various
Total agency	431
Alt-A and subprime private-label securities	2	Various

Mortgage Revenue Bonds	94	Single Vendor	Spreads (bps)	9.3	-	49.4	27.2
	50	Various
Total mortgage revenue bonds	144
Other	175	Discounted Cash Flow	Spreads (bps)	409.0	-	434.0	422.0
	1	Various
Total other	176
Total available-for-sale securities	$753
Net derivatives	$152	Dealer Mark
	(21)	Discounted Cash Flow
Total net derivatives	$131

Fannie Mae (In conservatorship) 2021 Form 10-K	F-79

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2020
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
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
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-80

Notes to Consolidated Financial Statements | Fair Value
In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2021 or 2020. We held $38 million and $25 million in Level 2 assets as of December 31, 2021 and 2020, respectively, composed of mortgage loans held for sale that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2021 or 2020.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of December 31,
	Valuation Techniques	2021	2020
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$201	$754
	Single Vendor	1,383	333
Total mortgage loans held for sale, at lower of cost or fair value		1,584	1,087

Single-family mortgage loans held for investment, at amortized cost	Internal Model	867	979

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	37	225
	Broker Price Opinion	118	40
	Internal Model	23	125
Total multifamily mortgage loans held for investment, at amortized cost		178	390

Acquired property, net:
Single-family	Accepted Offer	13	35
	Appraisal	73	89
	Internal Model	75	41
	Walk Forward	37	85
	Various	11	11
Total single-family		209	261

Multifamily	Various	34	25
Total nonrecurring assets at fair value		$2,872	$2,742

Fannie Mae (In conservatorship) 2021 Form 10-K	F-81

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
Level 2 and 3

Consensus: Calculated through the extrapolation of indicative sample bids obtained from multiple active market participants plus the estimated value of any applicable mortgage insurance, the estimated fair value using the Consensus method represents an estimate of the prices we would receive if we were to sell these single-family nonperforming and certain reperforming loans in the whole loan market. The fair value of any mortgage insurance on a nonperforming or reperforming loan is estimated using product-specific pricing grids that have been derived from loan-level bids on whole loan transactions. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-82

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
Mortgage Loans Held for Investment
Appraisal: We use appraisals to estimate the fair value for a portion of our multifamily loans based on either estimated replacement cost, the present value of future cash flows, or sales of similar properties. Significant unobservable inputs include estimated replacement or construction costs, property net operating income, capitalization rates, and adjustments made to sales of comparable properties based on characteristics such as financing, conditions of sale, and physical characteristics of the property.

Broker Price Opinion: We use broker price opinions to estimate the fair value for a portion of our multifamily loans. This technique uses both current property value and the property value adjusted for stabilization and market conditions. The unobservable inputs used in this technique are property net operating income and market capitalization rates to estimate property value.
Asset Manager Estimate: This technique uses the net operating income and tax assessments of the specific property as well as Metropolitan Statistical Area-specific market capitalization rates and average per unit sales values to estimate property fair value.
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

Mortgage Loans Held for Sale
Loans are reported at the lower of cost or fair value in our consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are the same as our HFI loans and are described above in “Mortgage Loans Held for Investment.” To the extent that significant inputs are unobservable, the loans are classified within level 3 of the valuation hierarchy.
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
Level 3

Appraisal and Broker Price Opinion Walk Forward (“Walk Forward”): We use these techniques to adjust appraisal and broker price opinion valuations for changing market conditions by applying a walk forward factor based on local price movements since the time the third-party value was obtained.
Internal Model: We use an internal model to estimate fair value for distressed properties. The valuation methodology and inputs used are described under “Mortgage Loans Held for Investment.”

Multifamily acquired property valuation techniques
Appraisal: We use this method to estimate property values for distressed properties. The valuation methodology and inputs used are described under “Mortgage Loans Held for Investment.”
Broker Price Opinion: We use this method to estimate property values for distressed properties. The valuation methodology and inputs used are described under “Mortgage Loans Held for Investment.”
Asset Manager Estimate: We use this method to estimate property values for distressed properties. The valuation methodology and inputs used are described under “Mortgage Loans Held for Investment.”

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
Discounted Cash Flow: We use discounted cash flow to estimate fair value for credit enhancement derivatives related to CRT.
Level 2 and 3

Fannie Mae (In conservatorship) 2021 Form 10-K	F-83

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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
Level 2 and 3

Fannie Mae (In conservatorship) 2021 Form 10-K	F-84

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

	As of December 31, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$108,631	$64,531	$44,100	$—	$—	$108,631
Securities purchased under agreements to resell or similar arrangements	20,743	—	20,743	—	—	20,743
Trading securities	88,206	83,581	4,568	57	—	88,206
Available-for-sale securities	837	—	84	753	—	837
Mortgage loans held for sale	5,134	—	178	5,307	—	5,485
Mortgage loans held for investment, net of allowance for loan losses	3,963,108	—	3,796,917	209,090	—	4,006,007
Advances to lenders	8,414	—	8,413	1	—	8,414
Derivative assets at fair value	171	—	256	152	(237)	171
Guaranty assets and buy-ups	92	—	—	207	—	207
Total financial assets	$4,195,336	$148,112	$3,875,259	$215,567	$(237)	$4,238,701

Financial liabilities:
Short-term debt:
Of Fannie Mae	$2,795	$—	$2,795	$—	$—	$2,795
Long-term debt:
Of Fannie Mae	198,097	—	205,142	799	—	205,941
Of consolidated trusts	3,957,299	—	3,951,537	32,644	—	3,984,181
Derivative liabilities at fair value	233	—	1,385	21	(1,173)	233
Guaranty obligations	101	—	—	101	—	101
Total financial liabilities	$4,158,525	$—	$4,160,859	$33,565	$(1,173)	$4,193,251

Fannie Mae (In conservatorship) 2021 Form 10-K	F-85

Notes to Consolidated Financial Statements | Fair Value

	As of December 31, 2020
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$115,623	$97,179	$18,444	$—	$—	$115,623
Securities purchased under agreements to resell or similar arrangements	28,200	—	28,200	—	—	28,200
Trading securities	136,542	130,456	5,991	95	—	136,542
Available-for-sale securities	1,697	—	1,049	648	—	1,697
Mortgage loans held for sale	5,197	—	116	5,502	—	5,618
Mortgage loans held for investment, net of allowance for loan losses	3,648,695	—	3,512,672	255,556	—	3,768,228
Advances to lenders	10,449	—	10,448	1	—	10,449
Derivative assets at fair value	1,225	—	1,748	382	(905)	1,225
Guaranty assets and buy-ups	115	—	—	258	—	258
Total financial assets	$3,947,743	$227,635	$3,578,668	$262,442	$(905)	$4,067,840
Financial liabilities:
Short-term debt:
Of Fannie Mae	$12,173	$—	$12,177	$—	$—	$12,177
Long-term debt:
Of Fannie Mae	277,399	—	288,414	878	—	289,292
Of consolidated trusts	3,646,164	—	3,756,673	31,584	—	3,788,257
Derivative liabilities at fair value	1,495	—	2,441	49	(995)	1,495
Guaranty obligations	127	—	—	82	—	82
Total financial liabilities	$3,937,358	$—	$4,059,705	$32,593	$(995)	$4,091,303

Fannie Mae (In conservatorship) 2021 Form 10-K	F-86

Notes to Consolidated Financial Statements | Fair Value
The following is a description of the valuation techniques we use for fair value measurement of our financial instruments as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in certain specific situations.

Instruments	Description	Classification
Financial Instruments for which Fair Value Approximates Carrying Value	We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, the majority of advances to lenders, and securities sold/purchased under agreements to repurchase/resell.	Level 1 and 2
Securities Sold/Purchased Under Agreements to Repurchase/Resell	The carrying value for the majority of these specific instruments approximates the fair value due to the short-term nature and the negligible inherent credit risk, as they involve the exchange of collateral that is easily traded. Were we to calculate the fair value of these instruments, we would use observable inputs.	Level 2
Mortgage Loans Held for Sale	Loans are reported at the lower of cost or fair value in our consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are the same as for our HFI loans and are described under “Fair Value Measurement—Mortgage Loans Held for Investment” in the valuation techniques for assets and liabilities held at fair value table. To the extent that significant inputs are unobservable, the loans are classified within Level 3 of the valuation hierarchy.	Level 2 and 3
Mortgage Loans Held for Investment
For a description of loan valuation techniques, refer to “Fair Value Measurement—Mortgage Loans Held for Investment” in the valuation techniques for assets and liabilities held at fair value table. We measure the fair value of certain loans that are delivered under the Home Affordable Refinance Program® (“HARP®”) using a modified build-up approach while the loan is performing. Under this modified approach, we set the credit component of the consolidated loans (that is, the guaranty obligation) equal to the compensation we would currently receive for a loan delivered to us under the program because the total compensation for these loans is equal to their current exit price in the government-sponsored enterprise securitization market. If, subsequent to delivery, the refinanced loan becomes past due or is modified as a part of a troubled debt restructuring, the fair value of the guaranty obligation is then measured consistent with other loans that have similar characteristics.
Level 2 and 3
Advances to Lenders	The carrying value for the majority of our advances to lenders approximates the fair value due to the short-term nature and the negligible inherent credit risk. If we were to calculate the fair value of these instruments, we would use discounted cash flow models that use observable inputs such as spreads based on market assumptions, resulting in Level 2 classification. Advances to lenders also include loans that do not qualify for Fannie Mae MBS securitization and are valued using a discounted cash flow technique that uses estimated credit spreads of similar collateral and prepayment speeds that consider recent prepayment activity. We classify these valuations as Level 3 given that significant inputs are not observable or are determined by extrapolation of observable inputs.	Level 2 and 3
Guaranty Assets and Buy-ups	Guaranty assets related to our portfolio securitizations are recorded in our consolidated balance sheets at fair value on a recurring basis and are classified as Level 3. Guaranty assets in lender swap transactions are recorded in our consolidated balance sheets at the lower of cost or fair value. These assets, which are measured at fair value on a nonrecurring basis, are also classified as Level 3.

	We estimate the fair value of guaranty assets by using proprietary models to project cash flows based on management’s best estimate of key assumptions such as prepayment speeds and forward yield curves. Because guaranty assets are similar to an interest-only income stream, the projected cash flows are discounted at rates that consider the current spreads on interest-only swaps that reference Fannie Mae MBS and also liquidity considerations of the guaranty assets. The fair value of guaranty assets includes the fair value of any associated buy-ups.	Level 3
Guaranty Obligations	The fair value of all guaranty obligations, measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. The valuation methodology and inputs used in estimating the fair value of the guaranty obligations are described under “Fair Value Measurement—Mortgage loans held for investment—build-up” in the valuation techniques for assets and liabilities held at fair value.	Level 3
Fair Value Option
We elect the fair value option for loans and debt that contain embedded derivatives that would otherwise require bifurcation. Additionally, we elected the fair value option for our credit risk-sharing securities accounted for as debt of Fannie Mae issued under our CAS series prior to January 1, 2016. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from such instruments.
Interest income for the mortgage loans is recorded in “Interest income: Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense: Long-term debt” in our consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-87

Notes to Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of December 31,
	2021			2020
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$4,964	$2,381	$21,735	$6,490	$3,728	$24,586
Unpaid principal balance	4,601	2,197	19,314	6,046	3,518	21,408
(1)    Includes nonaccrual loans with a fair value of $86 million and $139 million as of December 31, 2021 and 2020, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2021 and 2020 was $3 million and $8 million, respectively. Includes loans that are 90 days or more past due with a fair value of $125 million and $257 million as of December 31, 2021 and 2020, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2021 and 2020 was $6 million and $14 million, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $28 million, $263 million and $357 million for the years ended December 31, 2021, 2020 and 2019, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
We recorded gains of $631 million and losses of $432 million and $765 million for the years ended December 31, 2021, 2020 and 2019, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) 2021 Form 10-K	F-88

Notes to Consolidated Financial Statements | Commitments and Contingencies

Senior Preferred Stock Purchase Agreements Litigation
A consolidated class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”) and a non-class action lawsuit, Fairholme Funds v. FHFA, filed by Fannie Mae and Freddie Mac shareholders against us, FHFA as our conservator, and Freddie Mac are pending in the U.S. District Court for the District of Columbia. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
Plaintiffs in these lawsuits filed amended complaints on November 1, 2017 alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, particularly the right to receive dividends. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. Plaintiffs in the class action represent a class of Fannie Mae preferred shareholders and classes of Freddie Mac common and preferred shareholders. On September 28, 2018, the court dismissed all of the plaintiffs’ claims except for their claims for breach of an implied covenant of good faith and fair dealing. Plaintiffs in a third lawsuit, Arrowood Indemnity Company v. Fannie Mae, voluntarily dismissed their case, without prejudice, on November 18, 2021.
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
We lease certain premises and equipment under agreements that expire at various dates through August 31, 2037. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $108 million, $94 million and $95 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes by remaining maturity, non-cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements.

	As of December 31, 2021
	Loans and Mortgage-Related Securities(1)	Operating Leases(2)	Other(3)
	(Dollars in millions)
2022	$76,053	$61	$136
2023	—	79	119
2024	—	80	14
2025	—	81	9
2026	—	82	6
Thereafter	—	738	—
Total	$76,053	$1,121	$284
(1)Primarily includes mortgage commitment derivatives.
(2)Includes amounts related to office buildings and equipment leases.
(3)Includes purchase commitments for certain telecommunications services, computer software and services, and other agreements and commitments.

Fannie Mae (In conservatorship) 2021 Form 10-K	F-89