Form 10-Q
period 2022-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2022-05-03
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of April 15, 2022, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2022 Form 10-Q	i

Fannie Mae First Quarter 2022 Form 10-Q	ii

MD&A | Introduction
PART I—FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since provided for the exercise of certain functions and authorities by our Board of Directors. Our directors owe their fiduciary duties of care and loyalty solely to the conservator. Thus, while we are in conservatorship, the Board has no fiduciary duties to the company or its stockholders.

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

We are not currently permitted to pay dividends or other distributions to stockholders. Our agreements with the U.S. Department of the Treasury (“Treasury”) include a commitment from Treasury to provide us with funds to maintain a positive net worth under specified conditions; however, the U.S. government does not guarantee our securities or other obligations. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, and our agreements with Treasury, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Risk Factors—GSE and Conservatorship Risk” in our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2021 Form 10-K. You can find a “Glossary of Terms Used in This Report” in our 2021 Form 10-K.
Forward-looking statements in this report are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances, as we describe in “Forward-Looking Statements.” Future events and our future results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report and in our 2021 Form 10-K.
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States, with $4.3 trillion in assets as of March 31, 2022. Organized as a government-sponsored entity, Fannie Mae is a shareholder-owned corporation. Our charter is an act of Congress, which establishes that our purposes are to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. We were initially established in 1938.
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

Fannie Mae First Quarter 2022 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Summary of Our Financial Performance

Q1 2022 vs. Q1 2021
•Net revenues increased $653 million in the first quarter of 2022 compared with the first quarter of 2021, primarily due to higher base guaranty fees driven by an increase in the size of our guaranty book of business, partially offset by a decrease in amortization income as a result of lower prepayment volumes in the first quarter of 2022 compared with the first quarter of 2021.
•Net income decreased $585 million in the first quarter of 2022 compared with the first quarter of 2021, driven primarily by a shift from credit-related income in the first quarter of 2021 to credit-related expense in the first quarter of 2022, partially offset by an increase in net interest income due to higher base guaranty fees as discussed above.
•Net worth increased to $51.8 billion as of March 31, 2022 from $47.4 billion as of December 31, 2021. The increase is attributable to $4.4 billion of comprehensive income for the first quarter of 2022.
Financial Performance Outlook
We expect lower amortization income in 2022 compared with 2021, driven by reduced refinancing activity. In addition, we expect a shift from significant credit-related income in 2021 to modest credit-related expense in 2022. We expect those factors to result in lower net income in 2022 compared with 2021. See “Key Market Economic Indicators” for a discussion of how home prices, interest rates and other macroeconomic factors can affect our financial results.

Fannie Mae First Quarter 2022 Form 10-Q	2

MD&A | Executive Summary
Liquidity Provided in the First Quarter of 2022
Through our single-family and multifamily business segments, we provided $255 billion in liquidity to the mortgage market in the first quarter of 2022, enabling the financing of approximately 935,000 home purchases, refinancings and rental units. For a description of how we determine multifamily new business volume and multifamily new units financed, see “Multifamily Business—Multifamily Business Metrics.”
Fannie Mae Provided $255 Billion in Liquidity in the First Quarter of 2022

Unpaid Principal Balance	Units

$104B	312K Single-Family Home Purchases

$135B	487K Single-Family Refinancings

$16B	136K Multifamily Rental Units

We continued our commitment to green financing in the first quarter of 2022, issuing a total of $2.8 billion in multifamily green MBS, $371 million in single-family green MBS, and $781 million in multifamily green resecuritizations. We also issued $2.2 billion in multifamily social MBS in the first quarter of 2022. These green and social bonds were issued in alignment with our Sustainable Bond Framework, which guides our issuances of sustainable debt bonds and sustainable MBS that support energy and water efficiency and housing affordability. For information about the financing we have provided through our green bonds and our Sustainable Bond Framework, see “Directors, Executive Officers and Corporate Governance—Corporate Governance—ESG Matters” in our 2021 Form 10-K.
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Legislation and Regulation” in our 2021 Form 10-K. Also see “Risk Factors” in our 2021 Form 10-K and in this report for discussions of risks relating to legislative and regulatory matters.
Final Rule Amending the Enterprise Regulatory Capital Framework
On December 17, 2020, FHFA published a final rule to establish the enterprise regulatory capital framework for Fannie Mae and Freddie Mac. On March 16, 2022, FHFA published a final rule amending the enterprise regulatory capital framework to refine both the prescribed leverage buffer amount and the risk-based capital treatment of credit risk transfer transactions. Specifically, the final rule published in March 2022:
•replaces the fixed leverage buffer equal to 1.5% of our adjusted total assets with a dynamic leverage buffer equal to 50% of our stability capital buffer;
•replaces the prudential risk weight floor of 10% on any retained credit risk transfer exposure with a prudential risk weight floor of 5% on any retained credit risk transfer exposure;
•removes the requirement to apply an overall effectiveness adjustment to our retained credit risk transfer exposures; and
•implements technical corrections to other provisions of the enterprise regulatory capital framework published on December 17, 2020.
These amendments to the enterprise regulatory capital framework increase the capital relief afforded by credit risk transfer transactions and reduce the amount of capital we will be required to hold relative to the requirements under the original framework; however, the amount of capital we will be required to hold under the amended enterprise regulatory capital framework remains substantially higher than the previously applicable statutory minimum capital requirement.
To be fully capitalized under the enterprise regulatory capital framework, we must meet all applicable leverage capital requirements and risk-based capital requirements, including applicable buffers, under the standardized approach of the rule. As of March 31, 2022, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the rule, and we had a $272 billion shortfall

Fannie Mae First Quarter 2022 Form 10-Q	3

MD&A | Legislation and Regulation
of our available capital (deficit) to this requirement. For more information regarding our capital requirements under the amended enterprise regulatory capital framework, see “Liquidity and Capital Management—Capital Management—Capital Requirements” and “Note 14, Regulatory Capital Requirements.” Also see “Business—Legislation and Regulation—GSE-Focused Matters—Capital—Enterprise Regulatory Capital Framework” in our 2021 Form 10-K for additional information on the enterprise regulatory capital framework.
Although FHFA has amended the enterprise regulatory capital framework, our senior preferred stock purchase agreement with Treasury currently includes a covenant that requires us to comply with the terms of the enterprise regulatory capital framework as published by FHFA in December 2020, disregarding any subsequent amendments or modifications. The enterprise regulatory capital framework requires that we provide our initial quarterly capital reports to FHFA by May 30, 2022 and that we publicly report our calculations of regulatory capital levels, buffers, adjusted total assets, and total risk-weighted assets under the standardized approach of the framework. FHFA has instructed us to report our capital requirements under the amended enterprise regulatory capital framework, not under the original requirements of the framework published in December 2020. Accordingly, we do not expect to be in compliance with the senior preferred stock purchase agreement covenant that requires us to comply with the terms of the enterprise regulatory capital framework as published by FHFA in December 2020.
Federal LIBOR Transition Legislation
On March 15, 2022, President Biden signed into law the “Consolidated Appropriations Act, 2022,” which includes the “Adjustable Interest Rate (LIBOR) Act” (the “LIBOR Act”). The LIBOR Act establishes a clear and uniform process for replacing LIBOR as the benchmark reference interest rate in existing contracts that do not contain a clearly defined or practicable replacement benchmark rate for when LIBOR is discontinued. LIBOR is currently expected to no longer be published after June 30, 2023. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended, to instead reference a benchmark interest rate that will be identified in regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve must issue these regulations by September 11, 2022.
The LIBOR Act provides that the Federal Reserve must identify a replacement benchmark based on the Secured Overnight Financing Rate (“SOFR”) and will include an appropriate “tenor spread adjustment” to reflect historical spreads between LIBOR and SOFR. The LIBOR Act also provides for the Federal Reserve to identify any conforming changes relating to the implementation, administration and calculation of the new SOFR benchmark that will be incorporated in applicable LIBOR contracts. The LIBOR Act establishes a safe harbor for market participants that act in accordance with such legislation, shielding them from litigation for selecting and implementing the Federal Reserve-identified replacement rate and related conforming changes. The LIBOR Act reduces the risks to us associated with the approaching cessation of LIBOR.
Interagency Action Plan to Advance Property Appraisal and Valuation Equity
In March 2022, the Interagency Task Force on Property Appraisal and Valuation Equity (the “PAVE Task Force”) published an Action Plan to Advance Property Appraisal and Valuation Equity (the “PAVE Action Plan”). The PAVE Task Force is composed of thirteen federal agencies and offices, including the U.S. Department of Housing and Urban Development (“HUD”) and FHFA. The PAVE Action Plan outlines the historical role of racism in the valuation of residential property, examines the various forms of bias that can appear in residential property valuation practices, describes affirmative steps that federal agencies will take to advance equity in the residential property valuation process, and outlines further recommendations that government and industry stakeholders can initiate. Some of the proposed actions contained in the PAVE Action Plan, including additional initiatives the PAVE Task Force is considering such as expanded use of alternatives to traditional appraisals, could have a significant impact on our current appraisal and valuation policies and procedures. We expect to work closely with FHFA on future changes to these policies and procedures in support of the PAVE Action Plan and any further recommendations of the PAVE Task Force.

Fannie Mae First Quarter 2022 Form 10-Q	4

MD&A | Key Market Economic Indicators
Key Market Economic Indicators

Below we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments. Our forecasts and expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
Selected Benchmark Interest Rates

4.67%
3.50%
3.49%
3.17%
2.41%
2.04%
1.80%
1.78%
2.34%
1.45%
1.74%
0.96%
0.72%
0.67%
0.19%
0.29%
0.01%
0.01%
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
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

Fannie Mae First Quarter 2022 Form 10-Q	5

MD&A | Key Market Economic Indicators
•Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our loans. Generally, the expected impairment and provision for credit losses associated with impaired loans increases as the expected lives of our mortgage loans increase and decreases as the expected loan lives shorten.
•Interest rates have increased significantly since December 31, 2021. The average 30-year fixed-rate mortgage rate reached 5.10% as of April 28, 2022.

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
How Home Prices Can Affect Our Financial Results
•Actual and forecasted home prices impact our provision or benefit for credit losses as well as the growth and size of our guaranty book of business.
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
•As home prices rise, the principal balance of loans associated with purchase money mortgages may increase, causing growth in the size of our guaranty book. Additionally, rising home prices can increase the amount of equity borrowers have in their home, which may lead to an increase in origination volumes for cash-out refinance loans with higher principal balances than the existing loan. Replacing existing loans with newly acquired cash-out refinances can affect the growth and size of our guaranty book.
•Home price growth in the first quarter of 2022 was driven by low levels of housing supply relative to the level of demand. We believe some of the demand in the first quarter was driven by home buyers accelerating home purchases in anticipation of further increases in mortgage interest rates.
•While we expect home price growth on a national basis to remain strong in 2022, we do not expect the pace of rapid home price growth that we have experienced over the last year to continue. We expect home price growth to moderate from an annual growth rate of 19.1% in 2021 to 10.8% in 2022, with most of this growth occurring in the first half of the year. We expect slower home price growth in the second half of 2022 and in 2023, driven by interest-rate increases, inflation and reduced affordability, especially for low- and moderate-income borrowers. We also expect that some regions of the country may experience home price declines in 2023.

Fannie Mae First Quarter 2022 Form 10-Q	6

MD&A | Key Market Economic Indicators
New Housing Starts(1)

24.6%
8.6%
(0.9)%
8.2%
10.7%
(5.2)%
(4.2)%
(3.4)%
6.4%
2.5%
1,599
1,589
1,561
1,669
1,753
443
482
465
503
557
1,156
1,107
1,096
1,166
1,196
1Q21
2Q21
3Q21
4Q21
1Q22
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
•Household formation is a key driver of demand for both single-family and multifamily housing as a newly formed household will either rent or purchase a home. Thus, changes in the pace of household formation can affect prices and credit performance as well as the degree of loss on defaulted loans.
•Growth of household formation stimulates homebuilding. Homebuilding has typically been a cyclical leader, weakening prior to a slowdown in U.S. economic activity and accelerating prior to a recovery, which contributes to the growth of GDP and employment. However, the housing sector’s performance may vary from its historical precedent due to the many uncertainties surrounding future economic or housing policy as well as the impact of labor and material shortages on the economy and the housing market.
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
•We expect a continued lack of inventory for both new and existing homes and worsening affordability will likely continue to constrain home sales into the second quarter of 2022. We expect single-family housing starts to be similar in 2022 as in 2021, as the pace of new construction continues to be affected by supply chain disruptions and labor shortages. Given the constraints on home sales and new construction, we expect housing activity to decline in 2022 compared to 2021.

Fannie Mae First Quarter 2022 Form 10-Q	7

MD&A | Key Market Economic Indicators
GDP, Unemployment Rate and Personal Consumption

41.4%
33.8%
11.0%
7.9%
6.7%
6.0%
5.9%
4.7%
4.4%
3.9%
3.6%
11.4%
12.0%
3.4%
4.5%
6.3%
6.7%
2.0%
2.3%
2.5%
6.9%
2.7%
(6.9)%
(5.1)%
(1.4)%
(33.4)%
(31.2)%
1Q20
2Q20
3Q20
4Q20
1Q21
2Q21
3Q21
4Q21
1Q22
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
•Economic growth is a key factor for the performance of mortgage-related assets. In a growing economy, employment and income are typically rising, thus allowing borrowers to meet payment requirements, existing homeowners to consider purchasing and moving to another home, and renters to consider becoming homeowners. Homebuilding typically increases to meet the rise in demand. Mortgage delinquencies typically fall in an expanding economy, thereby decreasing credit losses.
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
•GDP declined 1.4% on an annualized basis during the first quarter of 2022. We currently expect GDP growth in 2022, as we expect the factors that contributed to the decline in the first quarter will not persist for the remainder of the year. We expect that a modest recession is likely to occur after this year, most likely in the second half of 2023, resulting in an increase in the unemployment rate. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, the speed at which expected monetary policy tightening is adjusted, the impact of the Russian invasion of

Fannie Mae First Quarter 2022 Form 10-Q	8

MD&A | Key Market Economic Indicators
Ukraine on the global economy, the continuance of supply chain disruptions, the degree to which labor supply expands, and the impact of the potential emergence of new, more infectious variants of the coronavirus.
See “Risk Factors” in this report and “Risk Factors—Market and Industry Risk” in our 2021 Form 10-K for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended March 31,

	2022	2021	Variance
	(Dollars in millions)
Net interest income	$7,399	$6,742	$657
Fee and other income	83	87	(4)
Net revenues	7,482	6,829	653
Investment gains (losses), net	(102)	45	(147)
Fair value gains, net	480	784	(304)
Administrative expenses	(808)	(748)	(60)
Credit-related income (expense):
Benefit (provision) for credit losses	(240)	765	(1,005)
Foreclosed property income	39	5	34
Total credit-related income (expense)	(201)	770	(971)
TCCA fees(1)	(824)	(731)	(93)
Credit enhancement expense(2)	(278)	(284)	6
Change in expected credit enhancement recoveries(3)	60	(31)	91
Other expenses, net(4)	(236)	(319)	83
Income before federal income taxes	5,573	6,315	(742)
Provision for federal income taxes	(1,165)	(1,322)	157
Net income	$4,408	$4,993	$(585)
Total comprehensive income	$4,401	$4,966	$(565)
(1)TCCA fees refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we remit to Treasury. For more information on TCCA fees, see "Note 1, Summary of Significant Accounting Policies—Related Parties—Transactions with Treasury."
(2)Consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) programs, enterprise-paid mortgage insurance (“EPMI”) and certain lender risk-sharing programs.
(3)Includes estimated changes in benefits from our freestanding credit enhancements as well as any realized amounts.
(4)Consists of debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs, servicer fees paid in connection with certain loss mitigation activities, and gains and losses from partnership investments.

Fannie Mae First Quarter 2022 Form 10-Q	9

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
We recognize fair value changes attributable to movements in benchmark interest rates for mortgage loans and funding debt, and for related interest-rate swaps in hedging relationships, as a component of net interest income, including the amortization of hedge-related basis adjustments on mortgage loans or funding debt and any related interest accrual on the swaps. The income or expense associated with this activity is presented in the “Income from hedge accounting” line item in the table below. See “MD&A—Consolidated Results of Operations—Hedge Accounting Impact” and “Note 1, Summary of Significant Accounting Policies” in our 2021 Form 10-K for more information about our hedge accounting program.

Fannie Mae First Quarter 2022 Form 10-Q	10

MD&A | Consolidated Results of Operations
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended March 31,
	2022	2021	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$3,897	$3,197	$700
Base guaranty fee income related to TCCA fees(2)	824	731	93
Net amortization income(3)	2,374	2,526	(152)
Total net interest income from guaranty book of business	7,095	6,454	641
Net interest income from portfolios(4)	242	266	(24)
Income from hedge accounting	62	22	40
Total net interest income	$7,399	$6,742	$657

Income from hedge accounting included in net interest income:
Fair value losses on designated risk management derivatives in fair value hedges	$(1,297)	$(1,178)	$(119)
Fair value gains on hedged mortgage loans held for investment and debt of Fannie Mae(5)	1,385	1,159	226
Contractual interest income accruals related to interest-rate swaps designated as hedging instruments	39	54	(15)
Discontinued hedge-related basis adjustment amortization	(65)	(13)	(52)
Total income from hedge accounting in net interest income	$62	$22	$40
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
(5)Amounts are recorded as cost basis adjustments on the hedged loans or debt and amortized over the hedged item’s remaining contractual life beginning at the termination of the hedging relationship. See “Note 8, Derivative Instruments” for additional information on the effect of our fair value hedge accounting program and related disclosures.
Net interest income increased in the first quarter of 2022 compared with the first quarter of 2021, driven by higher base guaranty fee income, partially offset by lower net amortization income.
•Higher base guaranty fee income. An increase in the size of our guaranty book of business was the primary driver of the increase in base guaranty fee income for the first quarter of 2022 compared to the first quarter of 2021.
•Lower net amortization income. Throughout the first quarter of 2022 we were in a higher interest-rate environment and observed lower volumes of refinancing activity compared with the first quarter of 2021. Lower prepayment volumes result in a slower turnover of our book of business. As a result, we had lower amortization income in the first quarter of 2022 compared with the first quarter of 2021.
We expect refinancing activity to be significantly lower throughout 2022 compared with 2021 levels as we expect interest rates to remain elevated throughout 2022, resulting in fewer borrowers who may benefit from refinancing. As a result, we expect lower amortization income in 2022 compared with 2021.

Fannie Mae First Quarter 2022 Form 10-Q	11

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$65,984	$629	3.81%	$109,537	$825	3.01%
Mortgage loans of consolidated trusts	3,955,055	26,513	2.68	3,600,116	22,528	2.50
Total mortgage loans(2)	4,021,039	27,142	2.70	3,709,653	23,353	2.52
Mortgage-related securities	5,476	23	1.68	7,403	42	2.27
Non-mortgage-related securities(3)	151,841	143	0.38	164,404	117	0.28
Securities purchased under agreements to resell or similar arrangements	20,372	6	0.12	60,103	8	0.05
Advances to lenders	6,957	26	1.49	10,965	42	1.53
Total interest-earning assets	$4,205,685	$27,340	2.60%	$3,952,528	$23,562	2.38%
Interest-bearing liabilities:
Short-term funding debt	$4,922	$(1)	0.08%	$9,779	$(3)	0.12%
Long-term funding debt	173,420	(550)	1.27	259,737	(760)	1.17
CAS debt	10,846	(119)	4.39	14,804	(153)	4.13
Total debt of Fannie Mae	189,188	(670)	1.42	284,320	(916)	1.29
Debt securities of consolidated trusts held by third parties	3,966,445	(19,271)	1.94	3,643,848	(15,904)	1.75
Total interest-bearing liabilities	$4,155,633	$(19,941)	1.92%	$3,928,168	$(16,820)	1.71%
Net interest income/net interest yield		$7,399	0.70%		$6,742	0.68%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Average balance includes mortgage loans on nonaccrual status. Interest income from yield maintenance revenue and the amortization of loan fees, primarily consisting of upfront cash fees, was $1.8 billion for the first quarter of 2022, compared to $2.5 billion for the first quarter of 2021.
(3)Consists of cash, cash equivalents and U.S. Treasury securities.

Fannie Mae First Quarter 2022 Form 10-Q	12

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
As discussed below in “Impact of Hedge Accounting on Fair Value Gains (Losses), Net,” we apply fair value hedge accounting to reduce earnings volatility in our financial statements driven by changes in interest rates. Accordingly, we recognize the fair value gains and losses and the contractual interest income and expense associated with risk management derivatives designated in qualifying hedging relationships in net interest income.
The table below displays the components of our fair value gains and losses, which includes the impact of hedge accounting.

Fair Value Gains (Losses), Net
	For the Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income on interest-rate swaps	$28	$43
Net change in fair value during the period	(1,483)	(1,011)
Impact of hedge accounting	1,258	1,124
Risk management derivatives fair value gains (losses), net	(197)	156
Mortgage commitment derivatives fair value gains, net	1,572	1,082
Credit enhancement derivatives fair value losses, net	(22)	(90)
Total derivatives fair value gains, net	1,353	1,148
Trading securities losses, net	(1,770)	(758)
Long-term debt fair value gains, net(1)	1,079	373
Other, net(2)	(182)	21
Fair value gains, net	$480	$784
(1)Consists of fair value gains and losses on CAS and non-CAS debt held at fair value.
(2)Consists of fair value gains and losses on foreign exchange debt and mortgage loans held at fair value.

Fannie Mae First Quarter 2022 Form 10-Q	13

MD&A | Consolidated Results of Operations
Fair value gains, net in the first quarter of 2022 were primarily driven by:
•increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period due to rising interest rates and widening of the secondary spread, which is the spread between the 30-year MBS current coupon yield and 10-year U.S. Treasury rate; and
•gains on the fair value of long-term debt of consolidated trusts held at fair value, also due to rising interest rates and widening of the secondary spread.
These gains were partially offset by fair value losses in the first quarter of 2022 on trading securities, primarily driven by increases in U.S. Treasury yields during the period, which resulted in losses on fixed-rate securities held in our other investments portfolio.
Fair value gains, net in the first quarter of 2021 were primarily driven by:
•increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period as interest rates increased; and
•gains on the fair value of long-term debt of consolidated trusts held at fair value, due to increases in interest rates.
These gains were partially offset by fair value losses in the first quarter of 2021 on trading securities, primarily driven by increases in U.S. Treasury yields during the period, which resulted in losses on fixed-rate securities held in our other investments portfolio.
Impact of Hedge Accounting on Fair Value Gains (Losses), Net
Our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. To help address this volatility, we began applying fair value hedge accounting in January 2021 to reduce the current-period impact on our earnings related to changes in specified benchmark interest rates. Hedge accounting aligns the timing of when we recognize fair value changes in hedged items attributable to these benchmark interest-rate movements with fair value changes in the hedging instrument. For additional discussion on the purpose and structure of our hedge accounting program, see “Risk Management—Market Risk Management, including Interest-Rate Risk Management—Earnings Exposure to Interest-Rate Risk.”
The table below displays the amount of contractual interest accruals and fair value losses related to designated interest-rate swaps in qualifying hedging relationships that are recognized in “Net interest income” rather than “Fair value gains (losses), net” as a result of hedge accounting. Derivatives not in hedging relationships are not affected.

Impact of Hedge Accounting on Fair Value Gains (Losses), Net
	For the Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net contractual interest income accruals related to interest-rate swaps designated as hedging instruments recognized in net interest income	$39	$54
Fair value losses on derivatives designated as hedging instruments recognized in net interest income	(1,297)	(1,178)
Fair value losses, net recognized in net interest income from hedge accounting	$(1,258)	$(1,124)
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
In recent periods, changes in actual and projected interest rates have been a significant driver of our credit-related income (expense) as these changes drive prepayment speeds, which impacts the measurement of the economic concessions granted to borrowers on modified loans. However, pursuant to our adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2022, we prospectively discontinued troubled debt restructuring (“TDR”) accounting and no longer measure the economic concession for restructurings occurring on or after the adoption date. This accounting will also result in the elimination of any existing economic concession related to a loan that was previously designated as a TDR if such loan is restructured on or after January 1, 2022. As a result, we expect that

Fannie Mae First Quarter 2022 Form 10-Q	14

MD&A | Consolidated Results of Operations
changes in actual and projected interest rates will have less impact on our credit related income (expense) in future periods. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” and “Note 3, Mortgage Loans” for more information about our adoption of ASU 2022-02.
Our credit-related income or expense and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance are reasonable, we may observe future volatility in these estimates as we continue to observe actual loan performance data and update our models and assumptions. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty.
Benefit (Provision) for Credit Losses
The table below provides a quantitative analysis of the drivers of our single-family and multifamily benefit or provision for credit losses and the change in expected credit enhancement recoveries. The benefit or provision for credit losses includes our benefit or provision for loan losses, accrued interest receivable losses and our guaranty loss reserves, and excludes credit losses on our available for sale (“AFS”) securities. Many of the drivers that contribute to our benefit or provision for credit losses overlap or are interdependent. The attribution shown below is based on internal allocation estimates.

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)(2)	$(339)	$(63)
Redesignation of loans from HFI to HFS	50	307
Actual and forecasted home prices	266	1,179
Actual and projected interest rates	(603)	(892)
Release of economic concessions(3)	400	—
Changes in assumptions regarding COVID-19 forbearance and loan delinquencies(2)	—	127
Other(4)	(44)	4
Single-family benefit (provision) for credit losses	(270)	662
Multifamily benefit for credit losses:
Changes in loan activity(1)(2)	(10)	(119)
Actual and projected interest rates	(49)	(19)
Actual and projected economic data	6	315
Estimated impact of the COVID-19 pandemic(2)	—	54
Other(4)	83	(128)
Multifamily benefit for credit losses	30	103
Total benefit (provision) for credit losses	$(240)	$765

Change in expected credit enhancement recoveries:(5)
Single-family	$69	$(16)
Multifamily	(9)	(22)
Change in expected credit enhancement recoveries for active loans	$60	$(38)
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
(2)Beginning January 1, 2022, changes in assumptions regarding COVID-19 forbearance and loan delinquencies are included in “Changes in loan activity.”
(3)Represents the benefit from the release of economic concessions related to loans previously designated as TDRs that received loss mitigation arrangements during the quarter due to the adoption of ASU 2022-02.

Fannie Mae First Quarter 2022 Form 10-Q	15

MD&A | Consolidated Results of Operations
(4)Includes provision for allowance on accrued interest receivable. For single-family, also includes the impact of changes in assumptions as well as changes in the reserve for guaranty losses that are not separately included in the other components. For multifamily, also includes the impact of model enhancements implemented in the first quarter of 2021.
(5)Includes increase (decrease) in expected credit enhancement recoveries only for active loans. Recoveries received after foreclosure, which are included in “Change in expected credit enhancement recoveries” in “Summary of Condensed Consolidated Results of Operations,” are not included.
Single-Family Benefit (Provision) for Credit Losses
The primary factors that contributed to our single-family provision for credit losses in the first quarter of 2022 were a provision for higher actual and projected interest rates partially offset by a benefit from the release of economic concessions.
•Actual and projected interest rates were higher as of March 31, 2022 compared with December 31, 2021. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extend the expected lives of these TDR loans, which increases the expected impairment relating to economic concessions provided on them, resulting in a provision for credit losses.
•This was partially offset by a benefit from the release of economic concessions on loans previously designated as TDRs that received loss mitigation arrangements during the quarter. As described above, pursuant to our adoption of accounting guidance ASU 2022-02, we remove from our allowance the prior economic concession recorded on a loan previously designated as a TDR when the loan is modified or receives or extends a loss mitigation arrangement such as a forbearance plan, repayment plan or other loan workout during the period.
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
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. We redesignated certain reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a benefit for credit losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and change in actual and expected loan delinquencies. Management continued to apply its judgment and supplemented model results as of March 31, 2021, due to continued uncertainty regarding the loss mitigation outcomes of borrowers in forbearance, and uncertainty regarding the future impact of the pandemic, including the efficacy of the COVID-19 vaccines on new strains of the virus and its effect on the economy. Although uncertainty remained, our expected credit losses as a result of the COVID-19 pandemic decreased in the first quarter of 2021, driven by the passage of the American Rescue Plan, which provided additional economic stimulus and helped support the continued economic recovery. In addition, decreased political uncertainty compared with the end of 2020 combined with the increased progression of the COVID-19 vaccines rollout lessened expectations of credit losses. Based on these factors in the first quarter of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model.
The impact of these factors was partially offset by the impact of the following factor, which reduced our single-family benefit for credit losses recognized in the first quarter of 2021:
•Provision from higher actual and projected interest rates as mortgage interest rates increased in the first quarter of 2021.
Multifamily Benefit for Credit Losses
In the first quarter of 2022, the multifamily benefit for credit losses was the result of a reduction in our credit loss reserves primarily due to strong multifamily market fundamentals.
The primary factors that impacted our multifamily benefit for credit losses in the first quarter of 2021 were:
•Benefit from actual and projected economic data. In the first quarter of 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in

Fannie Mae First Quarter 2022 Form 10-Q	16

MD&A | Consolidated Results of Operations
projected average property net operating income, which reduced the probability of loan default, resulting in a benefit for credit losses for the quarter.
•Benefit from changes in expected credit losses as a result of the COVID-19 pandemic. Similar to our single-family provision for credit losses described above, management continued to apply its judgment and supplemented model results as of March 31, 2021, due to continued uncertainty regarding the future impact of the pandemic, including the efficacy of the COVID-19 vaccines on new strains of the virus and its effect on the economy. Although uncertainty remained, our expected credit losses as a result of the COVID-19 pandemic decreased in the first quarter of 2021 driven by positive economic growth and the passage of the American Rescue Plan, which provided additional economic stimulus. Based on these factors in the first quarter of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model.
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2022	December 31, 2021	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and securities purchased under agreements to resell or similar arrangements	$54,237	$63,191	$(8,954)
Restricted cash and cash equivalents	52,651	66,183	(13,532)
Investments in securities	85,435	89,043	(3,608)
Mortgage loans:
Of Fannie Mae	66,189	66,127	62
Of consolidated trusts	3,990,248	3,907,744	82,504
Allowance for loan losses	(5,899)	(5,629)	(270)
Mortgage loans, net of allowance for loan losses	4,050,538	3,968,242	82,296
Deferred tax assets, net	13,075	12,715	360
Other assets	29,093	29,792	(699)
Total assets	$4,285,029	$4,229,166	$55,863
Liabilities and equity
Debt:
Of Fannie Mae	$180,169	$200,892	$(20,723)
Of consolidated trusts	4,028,628	3,957,299	71,329
Other liabilities	24,474	23,618	856
Total liabilities	4,233,271	4,181,809	51,462
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(69,078)	(73,479)	4,401
Total equity	51,758	47,357	4,401
Total liabilities and equity	$4,285,029	$4,229,166	$55,863
Cash and Cash Equivalents
Cash and cash equivalents declined from December 31, 2021 to March 31, 2022 as we used cash and other short-term liquid assets that accumulated in prior periods, as well as our earnings, to fund our operations and to pay off maturing debt during the first quarter of 2022. For further discussion, see “Liquidity and Capital Management—Liquidity Management.”

Fannie Mae First Quarter 2022 Form 10-Q	17

MD&A | Consolidated Balance Sheet Analysis
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents declined from December 31, 2021 to March 31, 2022 primarily driven by a decrease in prepayments due to lower refinance volumes for loans of consolidated trusts, resulting in lower cash balances held in trust at period end. For information on our accounting policy for restricted cash and cash equivalents, see “Note 1, Summary of Significant Accounting Policies” in our 2021 Form 10-K.
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of March 31, 2022 compared with December 31, 2021, driven by an increase in loan acquisitions outpacing liquidations and sales.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Debt
The decrease in debt of Fannie Mae from December 31, 2021 to March 31, 2022 was primarily due to the maturity of long-term debt, which was not replaced with new issuances as our funding needs remained low. The increase in debt of consolidated trusts from December 31, 2021 to March 31, 2022 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in short-term and long-term debt of Fannie Mae. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $51.8 billion as of March 31, 2022, compared with $47.4 billion as of December 31, 2021, due to the $4.4 billion in comprehensive income recognized during the first quarter of 2022.
The aggregate liquidation preference of the senior preferred stock increased to $168.9 billion as of March 31, 2022 and will further increase to $173.3 billion as of June 30, 2022 due to the $4.4 billion increase in our net worth during the first quarter of 2022. For more information about how this liquidation preference is determined, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Senior Preferred Stock” in our 2021 Form 10-K and “Liquidity and Capital Management—Capital Management—Capital Activity” in this report.
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

Fannie Mae First Quarter 2022 Form 10-Q	18

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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of March 31, 2022 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The decrease in our retained mortgage portfolio as of March 31, 2022 compared with December 31, 2021 was primarily due to a decrease in our lender liquidity portfolio driven by sales of Fannie Mae securities and a decline in mortgage refinance activity leading to lower acquisition volumes through the whole loan conduit. This was partially offset by an increase in our loss mitigation portfolio driven by an increase in our purchase of delinquent loans from MBS trusts as they exit COVID-19-related forbearance.

Fannie Mae First Quarter 2022 Form 10-Q	19

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities” or “Mortgage loans of Fannie Mae” in our Summary of Condensed Consolidated Balance Sheets shown above.

Retained Mortgage Portfolio
	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$27,717	$34,509
Mortgage loans	13,340	16,174
Total lender liquidity	41,057	50,683
Loss mitigation mortgage loans(2)	41,730	37,601
Other:
Reverse mortgage loans	9,420	9,908
Mortgage loans	3,780	3,954
Reverse mortgage securities(3)	5,863	6,146
Other(4)	900	929
Total other	19,963	20,937
Total retained mortgage portfolio	$102,750	$109,221

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$95,704	$101,518
Multifamily mortgage loans and mortgage-related securities	$7,046	$7,703
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $10.1 billion and $11.0 billion, and multifamily loans on nonaccrual status of $261 million and $340 million as of March 31, 2022 and December 31, 2021, respectively.
(3)Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.
(4)Consists of private-label and other securities, Fannie Mae-wrapped private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own is capped at $250 billion and will decrease to $225 billion on December 31, 2022 under the terms of our senior preferred stock purchase agreement with Treasury. In addition, we are currently required to cap our mortgage assets at $225 billion per instruction from FHFA. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2021 Form 10-K for additional information on our portfolio cap.
We include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of March 31, 2022, 10% of the notional value of our interest-only securities was $1.9 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $6.5 billion of loans from our single-family MBS trusts in the first quarter of 2022, the substantial majority of which were delinquent, compared with $1.5 billion of loans purchased from single-family MBS trusts in the first quarter of 2021. We expect the amount of loans we buy out of trusts will increase in 2022 relative to the prior year as loans exiting COVID-19-related forbearance will lead to an increase in the number of loan modifications. The size of our retained mortgage portfolio will be impacted by the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage

Fannie Mae First Quarter 2022 Form 10-Q	20

MD&A | Retained Mortgage Portfolio
portfolio. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention—Multifamily Loan Forbearance” for information on our loans in forbearance.
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
Our issuance of structured securities backed in whole or in part by Freddie Mac securities creates additional off-balance sheet exposure. Our guaranty extends to the underlying Freddie Mac security included in the structured security, but we do not have control over the Freddie Mac mortgage loan securitizations. Because we do not have the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed, which constitute control of these securitization trusts, we do not consolidate these trusts in our condensed consolidated balance sheet, giving rise to off-balance sheet exposure. We expect our off-balance sheet exposure to Freddie Mac securities to increase as we issue more structured securities backed by Freddie Mac securities in the future. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” and “Note 6, Financial Guarantees” for information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.

Fannie Mae First Quarter 2022 Form 10-Q	21

MD&A | Guaranty Book of Business
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 90% and 89% of our guaranty book of business as of March 31, 2022 and December 31, 2021, respectively.

Composition of Fannie Mae Guaranty Book of Business
	As of
	March 31, 2022			December 31, 2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,607,454	$423,261	$4,030,715	$3,536,613	$419,463	$3,956,076
Government guaranty book of business(2)	16,080	684	16,764	16,777	718	17,495
Guaranty book of business	3,623,534	423,945	4,047,479	3,553,390	420,181	3,973,571
Freddie Mac securities guaranteed by Fannie Mae(3)	236,067	—	236,067	212,259	—	212,259
Total Fannie Mae guarantees	$3,859,601	$423,945	$4,283,546	$3,765,649	$420,181	$4,185,830
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $196.0 billion and $177.8 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of March 31, 2022 and December 31, 2021, respectively; and (ii) $40.1 billion and $34.5 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of March 31, 2022 and December 31, 2021, respectively.
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. In March 2022, we paid $598 million to the funds based on our new business purchases in 2021. For the first quarter of 2022, we recognized an expense of $107 million related to this obligation based on $255.6 billion in new business purchases during the period. We expect to pay this amount to the funds in 2023, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2022. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” in our 2021 Form 10-K for more information regarding this obligation.
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
The chart below displays net revenues and net income for each of our business segments for the first quarter of 2021 compared with the first quarter of 2022. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)

Fannie Mae First Quarter 2022 Form 10-Q	22

MD&A | Business Segments
In the following sections, we describe each segment’s business metrics, financial results and credit performance. For an overview of how we are compensated for and manage the risk of credit losses through the life cycle of our loans and how we measure our credit risk, see “Business—Managing Mortgage Credit Risk” in our 2021 Form 10-K.
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2021 Form 10-K. See “MD&A—Single-Family Business” in our 2021 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.
Single-Family Mortgage Market
Housing activity was relatively flat in the first quarter of 2022 compared with the fourth quarter of 2021. Total existing home sales averaged 6.1 million units annualized in the first quarter of 2022, compared with 6.2 million units in the fourth quarter of 2021, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 814,000 units in the first quarter of 2022, compared with approximately 764,000 units in the fourth quarter of 2021.
The 30-year fixed mortgage rate averaged 4.17% in March 2022, compared with 3.10% in December 2021, according to Freddie Mac’s Primary Mortgage Market Survey®.
We forecast that total originations in the U.S. single-family mortgage market in 2022 will decrease from 2021 levels by approximately 37%, from an estimated $4.48 trillion in 2021 to $2.82 trillion in 2022, and that the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $2.61 trillion in 2021 to $889 billion in 2022. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Market Activity
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $243.1 billion for the first quarter of 2022, compared with $403.7 billion for the first quarter of 2021. This decrease was driven by a lower volume of refinance activity in the first quarter of 2022 due to increasing mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the first quarter of 2022 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
First Quarter 2022
We estimate our share of single-family mortgage-related securities issuances was 37% in the fourth quarter of 2021 and 41% in the first quarter of 2021.

Fannie Mae First Quarter 2022 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Business Metrics
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,567.4 billion as of March 31, 2022 and $3,483.1 billion as of December 31, 2021.
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

Fannie Mae First Quarter 2022 Form 10-Q	24

MD&A | Single-Family Business | Single-Family Business Metrics
credit risk we assume in providing our guaranty. FHFA must approve changes to the national loan-level price adjustments we charge and can direct us to make other changes to our single-family guaranty fee pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in the first quarter of 2022 compared with the first quarter of 2021, reflecting the overall weaker credit risk profile of our first quarter 2022 acquisitions driven by a shift to a higher percentage of purchase loans than the prior year. We generally charge higher guaranty fees on loans with weaker credit risk characteristics. See “Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” below for a description of key risk characteristics of our single-family acquisitions in the first quarter of 2022 and first quarter of 2021.
In January 2022, FHFA announced targeted increases to the upfront fees we charge for certain high-balance loans and second home loans. High-balance loans are mortgages originated in certain designated areas above the baseline conforming loan limit. The new fees are effective for loans purchased on or after April 1, 2022, and for loans delivered into an MBS trust with an issue date on or after April 1, 2022. High-balance loans will continue to be eligible for our existing affordable loan products, HomeReady® and HFA PreferredTM, which offer caps on loan-level price adjustments for eligible borrowers. In addition, the high-balance upfront fees will not be charged on loans to first time homebuyers in high-cost areas with incomes at or below 100% of area median income. The new fees may decrease the volume of high-balance and second home loans we acquire.

Single-Family Business Financial Results(1)
	For the Three Months Ended March 31,
	2022	2021	Variance
	(Dollars in millions)
Net interest income(2)	$6,255	$5,894	$361
Fee and other income	61	62	(1)
Net revenues	6,316	5,956	360
Investment gains (losses), net	(66)	64	(130)
Fair value gains, net	527	740	(213)
Administrative expenses	(683)	(623)	(60)
Credit-related income (expense)(3)	(236)	679	(915)
TCCA fees(2)	(824)	(731)	(93)
Credit enhancement expense	(210)	(226)	16
Change in expected credit enhancement recoveries(4)	69	(16)	85
Other expenses, net(5)	(198)	(287)	89
Income before federal income taxes	4,695	5,556	(861)
Provision for federal income taxes	(986)	(1,162)	176
Net income	$3,709	$4,394	$(685)
(1)See “Note 9, Segment Reporting” for information about our segment allocation methodology.
(2)Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.”
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
Net Interest Income
The increase in single-family net interest income for the first quarter of 2022 compared with the first quarter of 2021 was primarily driven by higher base guaranty fee income, partially offset by lower net amortization income.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”

Fannie Mae First Quarter 2022 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Business Financial Results
Fair Value Gains, Net
Fair value gains, net in the first quarter of 2022 were primarily driven by increases in the fair value of mortgage commitments and gains in the fair value of long-term debt of consolidated trusts held at fair value, partially offset by fair value losses on trading securities.
Consistent with the drivers in the first quarter of 2022, fair value gains, net in the first quarter of 2021 were also primarily driven by increases in the fair value of mortgage commitments and gains in the fair value of long-term debt of consolidated trusts held at fair value, partially offset by fair value losses on trading securities.
The drivers of fair value gains, net for the Single-Family segment are consistent with the drivers of fair value gains, net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
For information on the implementation of our hedge accounting program and its impact on our financial statements, see “Consolidated Results of Operations—Hedge Accounting Impact” in our 2021 Form 10-K and “Consolidated Results of Operations—Fair Value Gains (Losses), Net” in this report.
Credit-Related Income (Expense)
Credit-related expense for the first quarter of 2022 was primarily driven by a provision for higher actual and projected mortgage interest rates. This expense was partially offset by a benefit from the release of economic concessions on loans previously designated as TDRs that received loss mitigation arrangements during the quarter, pursuant to our adoption of accounting guidance ASU 2022-02.
Credit-related income for the first quarter of 2021 was driven by a benefit for credit losses due primarily to higher actual and forecasted home prices, partially offset by higher actual and projected interest rates.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on the primary factors that contributed to our single-family credit-related income or expense. See “Note 1, Summary of Significant Accounting Policies” and “Note 3, Mortgage Loans” for additional information on our adoption of ASU 2022-02 on January 1, 2022 and the prospective discontinuation of TDR accounting.
Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2021 Form 10-K. For an overview of key elements of our mortgage credit risk management, see “Business—Managing Mortgage Credit Risk” in our 2021 Form 10-K. For additional information on our acquisition and servicing policies, underwriting and servicing standards, quality control process, repurchase requests, and representation and warranty framework, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2021 Form 10-K.

Fannie Mae First Quarter 2022 Form 10-Q	26

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

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2022	2021	March 31, 2022	December 31, 2021
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	28%	34%	27%	27%
60.01% to 70%	15	17	15	15
70.01% to 80%	33	30	33	33
80.01% to 90%	9	9	10	10
90.01% to 95%	11	8	10	10
95.01% to 100%	4	2	4	4
Greater than 100%	—	*	1	1
Total	100%	100%	100%	100%
Weighted average	71%	68%	72%	72%
Average loan amount	$299,395	$282,561	$202,076	$198,865
Loan count (in thousands)	800	1,417	17,654	17,515
Estimated mark-to-market LTV ratio:(5)
<= 60%			63%	61%
60.01% to 70%			18	19
70.01% to 80%			12	13
80.01% to 90%			5	5
90.01% to 100%			2	2
Greater than 100%			*	*
Total			100%	100%
Weighted average			53%	54%
FICO credit score at origination:
< 620	* %	—%	1%	1%
620 to < 660	4	2	4	4
660 to < 680	5	2	3	3
680 to < 700	8	5	7	7
700 to < 740	21	17	19	19
>= 740	62	74	66	66
Total	100%	100%	100%	100%
Weighted average	748	761	753	753
Debt-to-income (“DTI”) ratio at origination:(6)
<= 43%	71%	80%	77%	77%
43.01% to 45%	10	8	8	9
Greater than 45%	19	12	15	14
Total	100%	100%	100%	100%
Weighted average	36%	33%	34%	34%

Fannie Mae First Quarter 2022 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2022	2021	March 31, 2022	December 31, 2021
Product type:
Fixed-rate:(7)
Long-term	86%	84%	84%	84%
Intermediate-term	13	16	15	15
Total fixed-rate	99	100	99	99
Adjustable-rate	1	*	1	1
Total	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	97%	97%
2-4 units	2	2	3	3
Total	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%
Condo/Co-op	9	9	9	9
Total	100%	100%	100%	100%
Occupancy type:
Primary residence	90%	91%	90%	90%
Second/vacation home	4	3	4	4
Investor	6	6	6	6
Total	100%	100%	100%	100%
Loan purpose:
Purchase	43%	25%	36%	36%
Cash-out refinance	34	20	22	21
Other refinance	23	55	42	43
Total	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	12%	12%	14%	14%
Northeast	13	14	16	16
Southeast	25	21	22	23
Southwest	21	18	19	18
West	29	35	29	29
Total	100%	100%	100%	100%
Origination year:
2016 and prior			22%	23%
2017			3	4
2018			3	3
2019			5	6
2020			28	30
2021			35	34
2022			4	—
Total			100%	100%
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

Fannie Mae First Quarter 2022 Form 10-Q	28

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
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity began to taper beginning in the second half of 2021, as a large portion of our single-family guaranty book of business had already recently refinanced and interest rates increased. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans (versus home purchase loans) decreased to 57% in the first quarter of 2022 compared with 75% in the first quarter of 2021. Typically, home purchase loans have higher LTV ratios than refinance loans. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 19% in the first quarter of 2021 to 24% in the first quarter of 2022. The decline in refinance share also contributed to a decline in the percentage of loans we acquired with a FICO credit score of 740 or greater, from 74% in the first quarter of 2021 to 62% in the first quarter of 2022, as well as an increase in the percentage of loans we acquired with a FICO credit score less than 680, from 4% in the first quarter of 2021 to 9% in the first quarter of 2022.
Our share of acquisitions of loans with DTI ratios above 45% increased to 19% in the first quarter of 2022 compared with 12% in the first quarter of 2021. This increase was also driven by the higher share of home purchase acquisitions, which tend to have higher DTI ratios than refinance loan acquisitions.
For a discussion of factors that may impact the volume and credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2021 Form 10-K. In this section of our 2021 Form 10-K, we also provide more information on the credit characteristics of loans in our single-family conventional guaranty book of business, including high-balance loans, reverse mortgages and mortgage products with rate resets.
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
Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the institutional counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Note 13, Concentrations of Credit Risk” in our 2021 Form 10-K and “Risk Management—Institutional Counterparty Credit Risk Management” and “Note 10, Concentrations of Credit Risk” in this report. Also see “Risk Factors” in our 2021 Form 10-K.

Fannie Mae First Quarter 2022 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. For a description of primary mortgage insurance and the other types of credit enhancements specified in the table, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” in our 2021 Form 10-K.

Single-Family Loans with Credit Enhancement
	As of
	March 31, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$712	20%	$697	20%
Connecticut Avenue Securities	615	17	512	14
Credit Insurance Risk Transfer	227	6	168	5
Lender risk-sharing	64	2	70	2
Less: Loans covered by multiple credit enhancements	(295)	(8)	(253)	(7)
Total single-family loans with credit enhancement	$1,323	37%	$1,194	34%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions have been designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. Generally, benefits are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to reduce the loss. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2021 Form 10-K, we have used primarily three single-family credit risk transfer programs: Connecticut Avenue Securities® (“CAS”), Credit Insurance Risk TransferTM (“CIRTTM”), and lender risk-sharing.
In the first quarter of 2022, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $218.4 billion at the time of the transactions; substantially all of the loans in these credit risk transfer transactions were acquired in 2021. In the first quarter of 2022, we also exercised early termination options to cancel certain CIRT transactions.
We expect to engage in a higher volume of credit risk transfer transactions in 2022 compared to our 2021 issuances. The factors we expect will affect the extent to which we engage in single-family credit risk transfer transactions in the future and the structure of those transactions include our risk appetite, future market conditions, the cost of the transactions, FHFA guidance or requirements (including FHFA’s scorecard), the capital relief provided by the transactions, and our overall business and capital plans.
As described in “Legislation and Regulation—Final Rule Amending the Enterprise Regulatory Capital Framework,” in March 2022, FHFA published a final rule amending the enterprise regulatory capital framework. Among other changes, the amendment refined the risk-based capital treatment of credit risk transfer transactions. These changes to the enterprise regulatory capital framework increase the capital relief afforded by credit risk transfer transactions.

Fannie Mae First Quarter 2022 Form 10-Q	30

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated as of March 31, 2022. The table below also excludes coverage obtained through primary mortgage insurance. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $41 billion as of March 31, 2022, compared with approximately $39 billion as of March 31, 2021. Because of the large number of mortgage prepayments in recent periods, the first loss retention layer on each credit risk transfer transaction has increased as a percentage of the outstanding reference pool. As a result, to the extent that these deals were impacted by refinancing activity, the losses on the remaining covered reference pools must generally reach a higher percentage of the remaining outstanding balance before those credit risk transfer transactions will pay any benefits to us. In addition, home price appreciation since we entered into the transactions reduces the likelihood that we will incur losses on the covered loans large enough to receive a benefit from these transactions.

Outstanding as of March 31, 2022
(Dollars in billions)
Senior	Fannie Mae(1) $878				Outstanding Reference Pool(4)(6) $931

Mezzanine	Fannie Mae(1) $3	CIRT(2)(3) $13	CAS(2) $13	Lender Risk-Sharing(2) $4

First Loss	Fannie Mae(1) $9		CAS(2)(5) $9	Lender Risk-Sharing(2) $2

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $1.4 billion outstanding as of March 31, 2022.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was approximately $906 billion as of March 31, 2022.
The following table displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our condensed consolidated balance sheets.

Single-Family Credit Enhancement Receivables
	As Of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Freestanding credit enhancement receivables	$167	$99
Primary mortgage insurance receivables, net of allowance	52	54

Fannie Mae First Quarter 2022 Form 10-Q	31

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays the approximate cash paid or transferred to investors for credit risk transfer transactions outstanding. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Three Months Ended March 31,
	2022	2021
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$184	$206
CIRT transactions	59	72
Lender risk-sharing transactions	42	74
(1)Consists of cash paid for interest expense net of LIBOR or SOFR, as applicable, on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes (“CLN”) transactions.
Cash paid or transferred to investors for CIRT transactions includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit. We expect expenses relating to cash paid or transferred to investors for credit risk transfer transactions will be higher in 2022 compared with 2021 as we expect to engage in a greater volume of credit risk transfer transactions in 2022.
The table below displays the primary characteristics of loans in our single-family conventional guaranty book of business without credit enhancement as of the specified dates.

Single-Family Loans without Credit Enhancement
	As of
	March 31, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,198	34%	$1,167	34%
Pre-credit risk transfer program inception(2)	305	9	324	9
Recently acquired(3)	836	23	983	28
Other(4)	569	16	565	16
Less: Loans in multiple categories	(664)	(19)	(750)	(21)
Total single-family loans without credit enhancement	$2,244	63%	$2,289	66%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction and loans that were delinquent as of March 31, 2022 or December 31, 2021.
Single-Family Problem Loan Management
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2021 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related information. The discussion below updates some of that information. We also provide ongoing credit performance information on loans underlying single-family Fannie Mae MBS and loans covered by single-family credit risk transfer transactions. For loans backing Fannie Mae MBS, see the “Forbearance and Delinquency Dashboard” available in the MBS section of our Data Dynamics® tool, which is available at www.fanniemae.com/datadynamics. For loans covered by credit risk transfer transactions, see the “Deal Performance Data” report available in the CAS and CIRT sections of the tool. Information on our website is not incorporated into this report. Information in Data Dynamics may differ from similar measures presented in our financial statements and other public disclosures for a variety of

Fannie Mae First Quarter 2022 Form 10-Q	32

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.
Single-Family Serious Delinquency Rates
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
For purposes of our disclosures regarding delinquency status, we report loans receiving COVID-19-related payment forbearance as delinquent according to the contractual terms of the loan. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), for purposes of reporting to the credit bureaus, servicers must report a borrower receiving a COVID-19-related payment accommodation during the covered period, such as a forbearance plan or loan modification, as current if the borrower was current prior to receiving the accommodation and the borrower makes all required payments in accordance with the accommodation.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2022	December 31, 2021	March 31, 2021
Delinquency status:
30 to 59 days delinquent	0.72%	0.86%	0.71%
60 to 89 days delinquent	0.19	0.20	0.26
Seriously delinquent (“SDQ”):	1.01	1.25	2.58
Percentage of SDQ loans that have been delinquent for more than 180 days	71	75	74
Percentage of SDQ loans that have been delinquent for more than two years	12	9	4

	For the Three Months Ended March 31,
	2022	2021
Single-family SDQ loans (number of loans):
Beginning balance	218,329	495,806
Additions	44,925	84,685
Removals:
Modifications and other loan workouts	(57,370)	(80,967)
Liquidations and sales	(10,375)	(16,179)
Cured or less than 90 days delinquent	(16,638)	(35,316)
Total removals	(84,383)	(132,462)
Ending balance	178,871	448,029
Our single-family serious delinquency rate decreased as of March 31, 2022 compared with December 31, 2021 and March 31, 2021 driven by single-family loans exiting forbearance through a loan workout or by otherwise reinstating their loan. As of March 31, 2022, single-family loans in forbearance comprised 30% of our single-family seriously delinquent loans.
The table below displays the serious delinquency rates for, and the percentage of our seriously delinquent single-family conventional loans represented by, the specified loan categories. Percentage of book amounts represent the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Fannie Mae First Quarter 2022 Form 10-Q	33

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2022			December 31, 2021			March 31, 2021
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	10%	0.79%	19%	11%	1.01%	19%	12%	2.31%
Florida	6	8	1.21	6	8	1.59	6	9	3.60
Illinois	3	5	1.28	3	5	1.55	3	5	3.02
New Jersey	3	4	1.49	3	5	1.90	4	5	4.04
New York	5	8	1.87	5	7	2.24	5	7	4.34
All other states	64	65	0.95	64	64	1.16	63	62	2.34
Vintages:
2004 and prior	1	10	3.12	1	10	3.48	2	9	5.66
2005-2008	2	15	5.14	2	14	5.87	2	15	9.65
2009-2022	97	75	0.81	97	76	1.01	96	76	2.13
Estimated mark-to-market LTV ratio:
<= 60%	63	75	1.04	61	73	1.27	53	59	2.36
60.01% to 70%	18	15	1.09	19	16	1.37	18	18	3.27
70.01% to 80%	12	7	0.84	13	8	1.08	18	13	2.67
80.01% to 90%	5	2	0.72	5	2	0.88	8	8	3.23
90.01% to 100%	2	1	0.47	2	1	0.51	3	1	1.49
Greater than 100%	*	*	10.86	*	*	12.41	*	1	21.81
Credit enhanced:(2)
Primary MI & other(3)	20	29	1.77	20	29	2.14	21	27	4.06
Credit risk transfer(4)	25	30	1.23	21	32	1.80	25	36	3.65
Non-credit enhanced	63	54	0.83	66	53	0.98	62	51	2.06
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2022 was 37%.
(3)Refers to loans included in an agreement used to reduce credit risk by requiring primary mortgage insurance, collateral, letters of credit, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss. Excludes loans covered by credit risk transfer transactions unless such loans are also covered by primary mortgage insurance.
(4)Refers to loans included in reference pools for credit risk transfer transactions, including loans in these transactions that are also covered by primary mortgage insurance. For CAS and some lender risk-sharing transactions, this represents the outstanding unpaid principal balance of the underlying loans on the single-family mortgage credit book, not the outstanding reference pool, as of the specified date. Loans included in our credit risk transfer transactions have all been acquired since 2009.
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
As of March 31, 2022, the unpaid principal balance of single-family loans in forbearance was $16.6 billion compared with $23.6 billion as of December 31, 2021. The percentage of loans in our single-family conventional guaranty book of business in forbearance has declined to 0.5% as of March 31, 2022 compared with 0.7% as of December 31, 2021. As of March 31, 2022, 67% of the single-family loans in forbearance were seriously delinquent compared with 66% as of December 31, 2021. We expect many of the loans in forbearance will resolve their delinquency through a payment deferral, loan modification, or other form of loan workout.

Fannie Mae First Quarter 2022 Form 10-Q	34

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the status as of March 31, 2022 of the single-family loans in our guaranty book of business that received a forbearance in 2020, 2021 or 2022. The vast majority of these forbearance arrangements were offered to borrowers who experienced a COVID-19-related financial hardship. Many of these borrowers have successfully resolved their forbearance arrangement, primarily through payment deferral or reinstatement. In addition, many of the loans that received a forbearance arrangement have subsequently liquidated, primarily as a result of refinancing, through the first quarter of 2022. By contrast, we expect that a higher percentage of loans that have yet to resolve their forbearance will receive a modification.
As of March 31, 2022, 92% of single-family loans that received a forbearance and subsequently received a payment deferral were current, and 89% of single-family loans that received a forbearance and subsequently received a completed modification were current. See “Loan Workout Metrics” for additional information about actions we have taken to help reinstate loans to current status.

Status of Single-Family Forbearance Loans
	As of March 31, 2022
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:(1)
Active forbearance	81,155	6%
Payment deferral	388,034	27
Modification(2)	82,929	6
Reinstated(3)	283,537	20
Delinquent at time of exit or repayment plan(4)	49,572	3
Total loans that received a forbearance in our single-family guaranty book of business	885,227	62
Loans that have received a forbearance, but paid off	548,920	38
Total loans that have received a forbearance(5)	1,434,147	100%
(1)Loans are classified based on their status as of period end; therefore, loans may move from one category to another.
(2)Includes 27,536 loans that are in trial modifications.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(4)Consists of 48,642 loans that were delinquent upon the expiration of the forbearance arrangement and 930 delinquent loans that exited forbearance through a repayment plan.
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.

Fannie Mae First Quarter 2022 Form 10-Q	35

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the status as of December 31, 2021 for single-family loans in our guaranty book of business that received a forbearance in 2020 or 2021. As of December 31, 2021, 93% of loans that received a forbearance and subsequently received a payment deferral were current, and 86% of loans that received a forbearance and subsequently received a completed modification were current.

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
(2)Includes 33,444 loans that are in trial modifications.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(4)Consists of 60,638 loans that were delinquent upon the expiration of the forbearance arrangement and 2,431 delinquent loans that exited forbearance through a repayment plan.
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.

Fannie Mae First Quarter 2022 Form 10-Q	36

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
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first quarter of 2021 compared with the first quarter of 2022. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief and repayment plans that have been initiated but not completed.
(1)There were approximately 35,600 loans and 16,700 loans in a trial modification period that was not yet complete as of March 31, 2022 and 2021, respectively.
(2)Includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The overall decline in loan workout activity was driven by fewer outstanding COVID-19-related forbearances in the first quarter of 2022 compared with the first quarter of 2021. While payment deferral has been the primary loan workout solution for borrowers exiting forbearance to date, modifications have become an increasing proportion of our home retention solutions.
As we discussed in “Single-Family Loans in Forbearance”, we believe that the substantial majority of borrowers who will ultimately request COVID-19-related relief have already done so. The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral was $427 million for the first quarter of 2022, of which $261 million was deferred interest. For the first quarter of 2021, the total amount of principal and interest deferred was $783 million, of which $457 million was deferred interest.

Fannie Mae First Quarter 2022 Form 10-Q	37

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Three Months Ended March 31,
	2022	2021
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	7,166	7,973
Acquisitions by geographic area:(2)
Midwest	392	250
Northeast	274	232
Southeast	263	292
Southwest	165	115
West	69	51
Total REO acquisitions(1)	1,163	940
Dispositions of REO	(899)	(1,995)
End of period inventory of single-family REO properties(1)	7,430	6,918
Carrying value of single-family REO properties (dollars in millions)	$1,090	$995
Single-family foreclosure rate(3)	0.03%	0.02%
REO net sales price to unpaid principal balance(4)	116%	107%
Short sales net sales price to unpaid principal balance(5)	86%	82%
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
In response to the pandemic and with instruction from FHFA, we prohibited our servicers from completing foreclosures on our single-family loans through July 31, 2021, except in the case of vacant or abandoned properties. In addition, our servicers were required to comply with a Consumer Financial Protection Bureau (the “CFPB”) rule that prohibited certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. As a result, our foreclosure volumes were slightly higher in the first quarter of 2022 compared with the first quarter of 2021. We expect foreclosure volumes to gradually increase throughout 2022.
In April 2022, FHFA announced a suspension of foreclosure activities for up to 60 days for borrowers who apply for assistance under Treasury’s Homeowner Assistance Fund.
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

Fannie Mae First Quarter 2022 Form 10-Q	38

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

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Write-offs	$(16)	$(19)
Recoveries	36	5
Foreclosed property income	34	17
Credit gains	54	3
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(13)	(54)
Net credit gains and write-offs on the redesignations	41	(51)
Gains (losses) on sales and other valuation adjustments(2)	(67)	31
Net credit gains, write-offs on the redesignations and gains (losses) on sales and other valuation adjustments	$(26)	$(20)

Credit gain ratio (in bps)(3)	0.6	*
Net credit gains, write-offs on the redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(3)	(0.3)	(0.2)
*    Represents credit gain ratio of less than 0.05 basis points.
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
(3)Calculated based on the annualized amount of “Credit gains” and “Net credit gains, write-offs on redesignations and gains (losses) on sales and other valuation adjustments” divided by the average single-family conventional guaranty book of business during the period.
We had higher single-family credit gains in the first quarter of 2022 compared with the first quarter of 2021, primarily due to higher foreclosed property income as well as higher loss recoveries.
Our single-family write-offs on redesignations decreased in the first quarter of 2022 compared with the first quarter of 2021 primarily due to a decrease in the volume of nonperforming and reperforming loans redesignated from HFI to HFS in the first quarter of 2022.
We had losses on other valuation adjustments in the first quarter of 2022 primarily due to losses on lower-of-cost-or-market adjustments driven by price declines on our HFS loans as rates rose. By contrast, we had gains on sales and other valuation adjustments in the first quarter of 2021 due to gains on lower-of-cost-or-market adjustments driven by price increases on our HFS loans as a result of the market recovery following the onset of the COVID-19 pandemic in 2020.
We expect a gradual increase in our single-family write-offs in 2022 as a result of an increase in foreclosure activity, due in part to the expiration of the CFPB rule that prohibited certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. See “Risk Factors” in our 2021 Form 10-K for additional information on the potential credit risk impact of the COVID-19 pandemic.
For information on our credit-related income or expense, which includes changes in our allowance, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Single-Family Business Financial Results.”

Fannie Mae First Quarter 2022 Form 10-Q	39

MD&A | Multifamily Business
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2021 Form 10-K. See “MD&A—Multifamily Business” in our 2021 Form 10-K for additional information regarding the primary business activities, lenders, competition and market share of our Multifamily business.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, remained positive during the first quarter of 2022, due to pent up demand for multifamily housing stemming from a rebounding economy, including increasing job growth, higher wages and an elevated level of household savings.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties was 4.8% as of March 31, 2022, compared with 5.0% as of December 31, 2021, and 6.0% as of March 31, 2021. The national multifamily vacancy rate remains below its average rate of about 6% over the last 10 years.
•Rents. Based on preliminary third-party data, we estimate that effective rents increased by 2.0% during the first quarter of 2022 compared with an increase of 3.0% during the fourth quarter of 2021 and an increase of 0.5% during the first quarter of 2021. We expect annualized rent growth for 2022 will be between 4.0% and 5.0%.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas. Based on preliminary multifamily property sales data, transaction volumes for early 2022 remained elevated with capitalization rates holding steady; however, annual sales volume is not expected to reach the level achieved in 2021. Nevertheless, we believe commercial real estate investors will remain interested in the multifamily sector this year, despite rising interest rates, due to continued strong fundamentals.
We estimate more than 386,000 multifamily units were delivered in 2021. Multifamily construction underway remains elevated. We estimate that approximately 450,000 multifamily units will be delivered in 2022.
We expect the multifamily sector to continue benefiting from current economic conditions and continued job growth, with rent growth moderating but remaining above normalized levels over the remainder of the year.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Almost 95% of the multifamily units we financed that were potentially eligible for housing goals credit in the first quarter of 2022 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.
(2)Reflects new units financed by first liens; excludes second liens on units for which we had financed the first lien, as well as manufactured housing rentals. Units financed reported for prior periods have been updated in this report to exclude previously included second liens and manufactured housing rentals. Second liens and manufactured housing rentals are included in unpaid principal balance financed.

Fannie Mae First Quarter 2022 Form 10-Q	40

MD&A | Multifamily Business | Multifamily Business Metrics
In October 2021, FHFA announced that the multifamily loan purchase cap for 2022 will be $78 billion. A minimum of 50% of loan purchases must be mission-driven, focused on specified affordable and underserved market segments. In addition, 25% of loan purchases must be affordable to residents earning 60% or less of area median income, up from the 20% requirement in 2021.
For information on how conservatorship may affect our business activities, see “Risk Factors—GSE and Conservatorship Risk” in our 2021 Form 10-K.
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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee increased in the first quarter of 2022 compared with the first quarter of 2021 due to increased pricing on new multifamily business. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by market forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, MBS spreads, and the management of the overall composition of our multifamily guaranty book of business. Interest rates have increased significantly since the beginning of the year and may increase further, which combined with increased market competition, could result in lower guaranty fees for new acquisitions in future periods to offset the borrowers’ higher borrowing costs.

Fannie Mae First Quarter 2022 Form 10-Q	41

MD&A | Multifamily Business | Multifamily Business Financial Results

Multifamily Business Financial Results(1)
	For the Three Months Ended March 31,
	2022	2021	Variance
	(Dollars in millions)
Net interest income	$1,144	$848	$296
Fee and other income	22	25	(3)
Net revenues	1,166	873	293
Fair value gains (losses), net	(47)	44	(91)
Administrative expenses	(125)	(125)	—
Credit-related income(2)	35	91	(56)
Credit enhancement expense(3)	(68)	(58)	(10)
Change in expected credit enhancement recoveries(4)	(9)	(15)	6
Other expenses, net(5)	(74)	(51)	(23)
Income before federal income taxes	878	759	119
Provision for federal income taxes	(179)	(160)	(19)
Net income	$699	$599	$100
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
(4)Consists of change in benefits recognized from our freestanding credit enhancements that primarily relate to our Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing.
(5)Consists of investment gains or losses, gains or losses from partnership investments, debt extinguishment gains or losses, and other income or expenses.
Net Interest Income
Multifamily net interest income increased in the first quarter of 2022 compared with the first quarter of 2021 primarily due to higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business combined with an increase in average charged guaranty fees and higher yield maintenance revenue related to the prepayment of multifamily loans.
Credit-Related Income
Credit-related income for the first quarter of 2022 was the result of a reduction in our credit loss reserves primarily due to strong multifamily market fundamentals.
Credit-related income for the first quarter of 2021 was primarily driven by a benefit from actual and projected economic data and lower expected losses resulting from the COVID-19 pandemic.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on our multifamily benefit or provision for credit losses.
Multifamily Mortgage Credit Risk Management
This section supplements and updates our discussion of multifamily mortgage credit risk management in our 2021 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For an overview of key elements of our mortgage credit risk management, see “Business—Managing Mortgage Credit Risk” in our 2021 Form 10-K.
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

Fannie Mae First Quarter 2022 Form 10-Q	42

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
and DSCR values have been reliable indicators of future credit performance. At underwriting, we evaluate the DSCR based on both actual and underwritten debt service payments. The original DSCR is calculated using the underwritten debt service payments for the loan, which assumes both principal and interest payments, including stressed assumptions in certain cases, rather than the actual debt service payments. Depending on the loan’s interest rate and structure, using the underwritten debt service payments will often result in a more conservative estimate of the debt service payments (for example, loans with an interest-only period). This approach is used for all loans, including those with full and partial interest-only terms.
The following table displays certain key risk characteristics of our multifamily guaranty book of business that we use to evaluate the risk profile and credit quality of our multifamily loans.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	March 31, 2022	December 31, 2021	March 31, 2021
Weighted-average original LTV ratio	65%	65%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	12	11	10
Full term interest-only loans	34	33	31
Partial term interest-only loans(1)	51	51	52
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
Transfer of Multifamily Mortgage Credit Risk
We primarily transfer risk through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk” in our 2021 Form 10-K for a description of our DUS program.
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of March 31, 2022 and December 31, 2021. In certain situations, to effectively manage our counterparty risk, we do not allow the lender to fully share in one-third of the credit risk, but have them share in a smaller portion.
While not a large portion of our multifamily guaranty book of business, our non-DUS lenders typically also have lender risk-sharing, where the lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
To complement our front-end lender-risk sharing program, we engage in back-end credit risk transfer transactions through our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) transactions. Through these transactions, we transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors.
We transfer multifamily credit risk through lender risk-sharing at the time of acquisition, but our multifamily back-end credit risk transfer activity occurs later, typically up to a year or more after acquisition. We did not enter into any new back-end credit risk transfer transactions in the first quarter of 2022. The factors that we expect will affect the extent to which we engage in multifamily credit risk transfer transactions in the future and the structure of those transactions include our risk appetite, future market conditions, the cost of the transactions, FHFA guidance or requirements (including FHFA’s scorecard), the capital relief provided by the transactions, and our overall business and capital plans.

Fannie Mae First Quarter 2022 Form 10-Q	43

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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	March 31, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$82,379	20%	$84,894	20%
MCAS	26,569	6	27,088	7
Total	$108,948	26%	$111,982	27%
Multifamily Portfolio Diversification and Monitoring
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of March 31, 2022 and December 31, 2021.
We also manage our exposure to refinancing risk for multifamily loans maturing in the next several years. Interest rates have increased significantly since the beginning of the year and may increase further. Rising interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. We provide additional information on the maturity schedule of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.
For additional information on credit risk characteristics of our multifamily loans and other factors that we monitor to assess the performance of our Multifamily business, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Portfolio Diversification and Monitoring” in our 2021 Form 10-K. See “Note 3, Mortgage Loans” for the internal risk categories we use to determine our loan credit quality.
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
Delinquency Statistics on our Multifamily Problem Loans
The percentage of our multifamily loans classified as substandard in our guaranty book of business increased as of March 31, 2022 compared with December 31, 2021, due to the continued impact of COVID-19. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments or are in forbearance, we continue to monitor the performance of our substandard loan population. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.38% as of March 31, 2022 compared with 0.42% as of December 31, 2021 and 0.66% as of March 31, 2021, primarily as a result of loans that received forbearance resolving their delinquency through completion of their repayment plans or otherwise reinstating. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.21% as of March 31, 2022, compared with 0.23% as of December 31, 2021.

Fannie Mae First Quarter 2022 Form 10-Q	44

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Our multifamily serious delinquency rate, excluding loans that received a forbearance, was 0.03% as of March 31, 2022, compared with 0.04% as of December 31, 2021. We monitor the multifamily serious delinquency rate excluding loans that received a forbearance to better understand the impact that forbearance activity has had on the rate and to monitor loans that are seriously delinquent not as a result of COVID-19 or natural disasters.
Multifamily Loan Forbearance
As of March 31, 2022, nearly all of our multifamily loans that have received forbearance were associated with a COVID-19-related financial hardship, but only a small portion of these loans remained in forbearance. As of March 31, 2022, there were 18 multifamily loans with an unpaid principal balance of $246 million in active forbearance, compared with 22 loans with an unpaid principal balance of $363 million as of December 31, 2021.
For additional information on our response to the COVID-19 pandemic, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention” in our 2021 Form 10-K. We also provide additional information on multifamily forbearances in our quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.
Multifamily REO Management
The number of multifamily foreclosed properties held for sale was 32 properties with a carrying value of $368 million as of March 31, 2022, compared with 31 properties with a carrying value of $302 million as of December 31, 2021. We expect additional foreclosures on loans that received a COVID-19 forbearance that are unable to successfully cure their delinquency through a repayment plan or other modification.
Other Multifamily Credit Information
Multifamily Credit Loss Performance Metrics
The amount of multifamily credit loss or income we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity and write-offs, net of recoveries. Our multifamily credit loss performance metrics are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our multifamily credit losses, and our multifamily credit losses net of freestanding loss-sharing benefit, may be useful to stakeholders because they display our credit losses in the context of our multifamily guaranty book of business, including the benefit we receive from loss-sharing arrangements. Management views multifamily credit losses, net of freestanding loss-sharing benefit, as a key metric related to our multifamily business model and our strategy to share multifamily credit risk.

Fannie Mae First Quarter 2022 Form 10-Q	45

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Write-offs(1)	$—	$(34)
Recoveries	7	1
Foreclosed property income (expense)	5	(12)
Credit gains (losses)	12	(45)
Freestanding loss-sharing benefit (reduction in benefit)(2)	(7)	15
Credit gains (losses), net of freestanding loss-sharing benefit	$5	$(30)

Credit gain (loss) ratio (in bps)(3)	1.2	(4.6)
Credit gain (loss) ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	0.5	(3.1)
Multifamily initial write-off severity rate(4)	5.5%	13.8%
Multifamily write-off loan count	4	9
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
(3)Calculated based on the annualized amount of “Credit gains (losses)” and “Credit gains (losses), net of freestanding loss-sharing benefit,” divided by the average multifamily guaranty book of business during the period.
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

Fannie Mae First Quarter 2022 Form 10-Q	46

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	March 31, 2022			December 31, 2021
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.15%	0.16%	0.15%	0.15%	0.17%	0.15%
Nonaccrual loans at amortized cost	34.25	52.70	35.62	25.63	54.49	27.35

Nonaccrual loans as a percentage of:
Guaranty book of business	0.44%	0.30%	0.42%	0.57%	0.30%	0.54%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(5,368)	$(663)	$(6,031)	$(5,088)	$(686)	$(5,774)
Guaranty book of business(2)	3,567,383	419,791	3,987,174	3,483,054	413,090	3,896,144
Nonaccrual loans at amortized cost	15,675	1,258	16,933	19,851	1,259	21,110

Components of credit loss reserves:
Allowance for loan losses	$(5,241)	$(658)	$(5,899)	$(4,950)	$(679)	$(5,629)
Allowance for accrued interest receivable	(127)	(1)	(128)	(138)	(2)	(140)
Reserve for guaranty losses(3)	—	(4)	(4)	—	(5)	(5)
Total credit loss reserves(1)	$(5,368)	$(663)	$(6,031)	$(5,088)	$(686)	$(5,774)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $226 million as of March 31, 2022 and $235 million as of December 31, 2021, which are recorded in “Other assets” in our condensed consolidated balance sheets.
(2)Represents conventional guaranty book of business for single-family.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our condensed consolidated balance sheets.
Our credit loss reserves increased as of March 31, 2022 compared with December 31, 2021 primarily as a result of a provision for credit losses, which we describe in “Consolidated Results of Operations—Credit-Related Income (Expense).”
Our nonaccrual loans decreased as of March 31, 2022 compared with December 31, 2021 primarily as a result of loan modifications, which bring a loan current, and loans which were able to otherwise return to accrual status.

Fannie Mae First Quarter 2022 Form 10-Q	47

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended March 31,
	2022			2021
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	(0.1)	(0.7)	(0.1)	0.8	3.4	1.1

Select financial information used in calculating credit ratio:
Write-offs, net of recoveries	$(7)	$(7)	$(14)	$68	$33	$101
Average guaranty book of business(1)	3,525,219	416,441	3,941,660	3,236,473	391,820	3,628,293
(1)Average guaranty book of business is based on quarter-end balances.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2021 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2021 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. Also see “Risk Factors—Liquidity and Funding Risk” in our 2021 Form 10-K for a discussion of liquidity and funding risks.
Debt Funding
We are currently subject to a $300 billion debt limit under our senior preferred stock purchase agreement with Treasury, which will decrease to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $183.4 billion as of March 31, 2022. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
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

Fannie Mae First Quarter 2022 Form 10-Q	48

MD&A | Liquidity and Capital Management

The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our long-term debt continued to decrease in the first quarter of 2022 as our funding needs remained low and were primarily satisfied through cash and other liquid assets that accumulated in prior periods, as well as our earnings.
Debt of Fannie Mae(1)
(Dollars in billions)

$200.9
$132.5
$65.6
$180.2
$128.2
$48.0
12/31/2021
3/31/2022
Short-term debt²
Long-term debt maturing within one year
Long-term debt, excluding portion maturing within one year

(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $3.2 billion and $1.6 billion as of March 31, 2022 and December 31, 2021, respectively.
(2)Short-term debt was $4.0 billion and $2.8 billion as of March 31, 2022 and December 31, 2021, respectively.

Selected Debt Information
	As of
	March 31, 2022	December 31, 2021
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.15%	0.03%
Interest rate on long-term debt, including portion maturing within one year	1.68%	1.55%
Interest rate on callable long-term debt	1.45%	1.44%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	62	109
Weighted-average maturity of debt maturing in more than one year (in months)	55	57
Other Data
Outstanding callable long-term debt	$46.2	$47.0
Connecticut Avenue Securities debt(2)	10.4	11.2
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Represents CAS debt issued prior to November 2018. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2021 Form 10-K for information regarding our Connecticut Avenue Securities.

Fannie Mae First Quarter 2022 Form 10-Q	49

MD&A | Liquidity and Capital Management

We intend to repay our short-term and long-term debt obligations as they become due primarily through cash from business operations and proceeds from the issuance of additional debt securities.
For information on the maturity profile of our outstanding long-term debt, see “Note 7, Short-Term and Long-Term Debt.”
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.
Although we had a substantial increase in short-term debt issued during the first quarter of 2022 compared with the first quarter of 2021, most of the short-term debt issued was paid off during the quarter and we ended the quarter with $4.0 billion in outstanding short-term debt. As our funding needs remained low, we did not issue new long-term debt in the first quarter of 2022. The increase in long-term debt paid off during the first quarter of 2022 compared with the first quarter of 2021 was primarily due to an increase in the amount of maturities for shorter duration long-term debt in the first quarter of 2022.

Activity in Debt of Fannie Mae
	For the Three Months Ended March 31,

	2022	2021
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$48,477	$5,142
Weighted-average interest rate(1)	0.06%	*
Long-term:(2)
Amount	$—	$2,815
Weighted-average interest rate	—%	0.59%
Total issued:
Amount	$48,477	$7,957
Weighted-average interest rate	0.06%	0.21%
Paid off during the period:(3)
Short-term:
Amount	$47,227	$14,459
Weighted-average interest rate(1)	0.05%	0.10%
Long-term:(2)
Amount	$20,353	$8,450
Weighted-average interest rate	1.01%	1.04%
Total paid off:
Amount	$67,580	$22,909
Weighted-average interest rate	0.34%	0.45%
*    Represents a weighted-average interest rate of less than 0.005%.
(1)Includes interest generated from negative interest rates on certain repurchase agreements, which offset our short-term funding costs.
(2)Includes credit risk-sharing securities issued as CAS debt prior to November 2018. For information on our credit risk transfer transactions, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2021 Form 10-K.
(3)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae First Quarter 2022 Form 10-Q	50

MD&A | Liquidity and Capital Management

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $250.0 billion as of March 31, 2022 and $226.4 billion as of December 31, 2021. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $5.4 billion as of March 31, 2022 and December 31, 2021. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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

Fannie Mae First Quarter 2022 Form 10-Q	51

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio decreased during the first quarter of 2022 primarily due to a decrease in our holdings of U.S. Treasury securities, including those classified as cash and cash equivalents. We used cash and other liquid assets that accumulated in prior periods, as well as our earnings, to fund our operations and to pay off maturing debt during the first quarter of 2022.

Cash and cash equivalents(1)

Securities purchased under agreements to resell or similar arrangements

U.S. Treasury securities
(1)    Cash equivalents are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
Cash Flows
Three Months Ended March 31, 2022. Cash, cash equivalents and restricted cash and cash equivalents decreased from $108.6 billion as of December 31, 2021 to $89.0 billion as of March 31, 2022. The decrease was primarily driven by cash outflows primarily from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) the redemption of funding debt, which outpaced issuances, primarily for the reasons described above.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments of loans.
Three Months Ended March 31, 2021. Cash, cash equivalents and restricted cash and cash equivalents decreased from $115.6 billion as of December 31, 2020 to $114.3 billion as of March 31, 2021. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) purchases of loans held for investment, and (3) the redemption of funding debt, which outpaced issuances.
Partially offsetting these cash outflows were cash inflows primarily from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans.
Credit Ratings
As of March 31, 2022, our credit ratings have not changed since we filed our 2021 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2021 Form 10-K.

Fannie Mae First Quarter 2022 Form 10-Q	52

MD&A | Liquidity and Capital Management

Capital Management
Capital Requirements
FHFA published a final rule establishing a new enterprise regulatory capital framework for the GSEs in December 2020. FHFA published a final rule amending the enterprise regulatory capital framework in March 2022. We refer to the rule’s requirements, as amended, as the “enterprise regulatory capital framework.” The enterprise regulatory capital framework establishes new supplemental leverage and risk-based capital requirements for the GSEs. Under the leverage capital requirements, we must maintain a tier 1 capital ratio of 2.5% of adjusted total assets. Under the risk-based capital requirements, we must maintain minimum common equity tier 1 capital, tier 1 capital, and adjusted total capital ratios of 4.5%, 6%, and 8%, respectively, of risk-weighted assets. For more information on the enterprise regulatory capital framework, see “Business—Legislation and Regulation—GSE-Focused Matters—Capital” in our 2021 Form 10-K and “Legislation and Regulation—Final Rule Amending the Enterprise Regulatory Capital Framework” in this report. The enterprise regulatory capital framework requires substantially higher levels of capital than the previously applicable statutory minimum capital requirement.
Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
Beginning in 2022, on a quarterly basis, we are required to report to FHFA and disclose in an appropriate publicly available filing or other document our regulatory capital levels, buffers, adjusted total assets, and total risk-weighted assets under the standardized approach of the enterprise regulatory capital framework.
The enterprise regulatory capital framework provides a granular assessment of credit risk specific to different mortgage loan categories, as well as components for market risk and operational risk. The enterprise regulatory capital framework includes the following requirements:
•Supplemental capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators’ regulatory capital framework. The enterprise regulatory capital framework specifies complementary leverage and risk-based requirements, which together determine the requirements for each tier of capital;
•A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored. The prescribed capital buffers represent the amount of capital we are required to hold above the minimum leverage and risk-based capital requirements.
◦The prescribed leverage buffer amount (“PLBA”) represents the amount of tier 1 capital we are required to hold above the minimum tier 1 leverage capital requirement;
◦The risk-based capital buffers consist of three separate components: a stability capital buffer, a stress capital buffer, and a countercyclical capital buffer. Taken together, these risk-based buffers comprise the prescribed capital conservation buffer amount (“PCCBA”). The PCCBA must be comprised entirely of common equity tier 1 capital; and
•Specific minimum percentages, or “floors,” on the risk-weights applicable to single-family and multifamily exposures, as well as retained portions of credit risk transfer transactions.

Fannie Mae First Quarter 2022 Form 10-Q	53

MD&A | Liquidity and Capital Management

The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 3 to the table. Because of these exclusions, we had a deficit in available capital as of March 31, 2022, even though we had positive net worth under GAAP of $51.8 billion as of March 31, 2022.
As shown in the table below, as of March 31, 2022, we had a $272 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $190 billion under the standardized approach of the rule. As of March 31, 2022, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the rule.

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2022(1)
(Dollars in billions)
			Stress capital buffer			$34
			Stability capital buffer			45
Adjusted total assets	$4,529		Countercyclical capital buffer			—
Risk-weighted assets	1,391		Prescribed capital conservation buffer amount			$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital(5)	8.0%	$111	N/A	$111	$(63)	$(174)
Common equity tier 1 capital	4.5	63	$79	142	(101)	(243)
Tier 1 capital	6.0	83	79	162	(82)	(244)
Adjusted total capital	8.0	111	79	190	(82)	(272)
Leverage capital:
Core capital(6)	2.5	113	N/A	113	(69)	(182)
Tier 1 capital	2.5	113	23	136	(82)	(218)

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)The applicable buffer for common equity tier 1 capital, tier 1 capital, and adjusted total capital is the PCCBA, which is composed of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The applicable buffer for tier 1 capital (leverage based) is the PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The 2022 stability capital buffer is calculated by multiplying a factor determined based on our share of mortgage debt outstanding by adjusted total assets as of December 31, 2020. The prescribed leverage buffer for 2022 is set at 50% of the 2022 stability buffer. Going forward the stability buffer and the prescribed leverage buffer will be updated with an effective date that depends on whether the stability capital buffer increases or decreases relative to the previously calculated value.
(3)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of March 31, 2022, this resulted in the full deduction of deferred tax assets ($13.1 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
(4)Our capital shortfall consists of the difference between the applicable capital requirement (including buffers) and the applicable available capital (deficit).
(5)The sum of (a) core capital (see definition in footnote 6 below); and (b) a general allowance for foreclosure losses, which (i) shall include an allowance for portfolio mortgage losses, an allowance for non-reimbursable foreclosure costs on government claims, and an allowance for liabilities reflected on the balance sheet for estimated foreclosure losses on mortgage-backed securities; and (ii) shall not include any reserves made or held against specific assets; and (c) any other amounts from sources of funds available to absorb losses that the Director of FHFA by regulation determines are appropriate to include in determining total capital.
(6)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income or (b) senior preferred stock.
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of March 31, 2022 was 0%. While it is not applicable until we are required to comply with the capital requirements under the enterprise regulatory capital framework, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the

Fannie Mae First Quarter 2022 Form 10-Q	54

MD&A | Liquidity and Capital Management

enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. See “Note 14—Regulatory Capital Requirements” in this report for information on our capital ratios as of March 31, 2022 under the enterprise regulatory capital framework.
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the first quarter of 2022 and none are payable for the second quarter of 2022.
Under the terms governing the senior preferred stock, through and including the capital reserve end date, any increase in our net worth during a fiscal quarter results in an increase in the same amount of the aggregate liquidation preference of the senior preferred stock in the following quarter. The capital reserve end date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework.
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased by $5.2 billion to $168.9 billion as of March 31, 2022, due to the $5.2 billion increase in our net worth in the fourth quarter of 2021. The aggregate liquidation preference of the senior preferred stock will further increase to $173.3 billion as of June 30, 2022, due to the $4.4 billion increase in our net worth in the first quarter of 2022. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2021 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of March 31, 2022, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” in our 2021 Form 10-K for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
Risk Management

Our business activities expose us to the following major categories of risk: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest-rate risk), liquidity and funding risk, and operational risk (including cyber/information security risk, third-party risk and model risk), as well as strategic risk, compliance risk and reputational risk. See “MD&A—Risk Management” in our 2021 Form 10-K for a discussion of our management of these risks. This section supplements and updates that discussion but does not address all of the risk management categories described in our 2021 Form 10-K.
Institutional Counterparty Credit Risk Management
This section supplements and updates our discussion of institutional counterparty credit risk management in our 2021 Form 10-K. See “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors—Credit Risk” in our 2021 Form 10-K for a discussion of our exposure to institutional counterparty credit risk and our strategy for managing this risk. Also see “Note 10, Concentrations of Credit Risk” in this report for an update on our counterparty credit risk exposure.
Change in Non-Depository Seller and Servicer Liquidity Requirements
A large portion of the loans in our single-family guaranty book, including a large portion of our seriously delinquent loans, are serviced by non-depository servicers. Compared with depository financial institutions, these institutions pose additional risks to us because they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest depository mortgage servicer counterparties. Unlike for depository servicers, much of the capital of non-depository servicers is represented by the value of mortgage servicing rights, which is subject to variability based on market conditions and therefore is an important factor in determining capital adequacy. We require single-family non-depository servicers to meet minimum liquidity requirements to maintain eligibility with Fannie Mae. We actively monitor the financial condition and capital adequacy of these non-depository servicers, including their compliance with our requirements.

Fannie Mae First Quarter 2022 Form 10-Q	55

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
In February 2022, FHFA re-proposed the minimum financial eligibility requirements for Fannie Mae and Freddie Mac sellers and servicers. If adopted as proposed, the requirements will increase capital and liquidity requirements for our single-family non-depository sellers and servicers.
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
We are also exposed to interest-rate risk in connection with mortgage assets held by our consolidated MBS trusts. One exposure is cost basis adjustments that often result from upfront cash fees exchanged at the time of loan acquisition, which include buy-ups, buy-downs, and loan-level risk-based price adjustments. Another exposure is the float income earned by MBS trusts on the short-term reinvestment of loan payments received from borrowers in highly liquid investments with short maturities, such as U.S. Treasury securities. This float income is paid to us as trust management income and recorded within “Net interest income” in our condensed consolidated financial statements.
Changes in interest rates can influence mortgage prepayment rates and float reinvestment yields. Therefore, they impact the timing of when we recognize amortization income related to cost basis amounts as well as the amount of float income generated by MBS trusts, thereby impacting our earnings. Typically, interest-rate driven changes in the timing of income recognition related to cost basis amortization are partially offset by interest-rate driven changes in the amount of float income earned. See “Consolidated Results of Operations—Net Interest Income—Analysis of Deferred Amortization Income” for more information on our outstanding net cost basis adjustments related to consolidated MBS trusts.
We do not currently actively manage or hedge, on an economic basis, our spread risk or the interest-rate risk arising from cost basis adjustments and float income associated with mortgage assets held by our consolidated MBS trusts.
For additional information on the impact of interest-rate risk on our earnings, see “Earnings Exposure to Interest-Rate Risk” below.
This section supplements and updates information regarding market risk management in our 2021 Form 10-K. See “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” and “Risk Factors—Market and Industry Risk ” in our 2021 Form 10-K for additional information, including our sources of interest-rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest-rate risk.

Fannie Mae First Quarter 2022 Form 10-Q	56

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented.
The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2022 and 2021. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see our 2021 Form 10-K in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management.”

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of (1)(2)
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Rate level shock:
-100 basis points	$(128)	$(184)
-50 basis points	(45)	(69)
+50 basis points	14	54
+100 basis points	5	75
Rate slope shock:
-25 basis points (flattening)	(7)	(8)
+25 basis points (steepening)	5	8

	For the Three Months Ended March 31, (1)(3)
	2022			2021
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	(0.04)	$(8)	$(62)	0.02	$(13)	$(70)
Minimum	(0.10)	(31)	(133)	(0.04)	(23)	(140)
Maximum	0.02	(3)	(15)	0.10	(5)	(36)
Standard deviation	0.03	4	27	0.02	5	23
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
The market value sensitivity of our net portfolio varies across a range of interest-rate shocks depending upon the duration and convexity profile of our net portfolio. The market value sensitivity of the net portfolio is measured by quantifying the change in the present value of the cash flows of our financial assets and liabilities that would result from an instantaneous shock to interest rates, assuming spreads are held constant. For the subset of floating-rate liabilities and assets that are indexed to LIBOR or SOFR, the interest component of their future cash flows is calculated using the projection of the corresponding index rate. For all assets and liabilities, the discount factor used to calculate the present value of the future cash flows is constructed using the LIBOR yield curve.
LIBOR rate quotes will cease on June 30, 2023, and after that date the interest accrued on floating-rate instruments that are contractually indexed to LIBOR will reset based on SOFR. Before that LIBOR cessation date, the portfolio interest-rate risk measurement process will transition from using LIBOR to using SOFR as the benchmark interest rate. This change is not expected to have a significant impact on measurement of our interest-rate risk on our financial results.

Fannie Mae First Quarter 2022 Form 10-Q	57

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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of (1)
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Before derivatives	$(349)	$(539)
After derivatives	(45)	(69)
Effect of derivatives	304	470
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
We apply fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates, including LIBOR and SOFR. Although our hedge accounting program is designed to address the volatility of our financial results associated with changes in fair value related to changes in the benchmark interest rates, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is dependent upon the volume and type of interest-rate swaps available, which is driven by our interest-rate risk management strategy discussed above. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships daily to provide flexibility in our overall risk management strategy.
See “MD&A—Consolidated Results of Operations— Hedge Accounting Impact” and “Note 1, Summary of Significant Accounting Policies” in our 2021 Form 10-K and “Note 8, Derivative Instruments” in this report for additional information on our fair value hedge accounting policy and related disclosures.
Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2021 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting estimates with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2021 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified one of our accounting estimates, allowance for loan losses, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different judgments and assumptions could have a material impact on our reported results of operations or financial condition.

Fannie Mae First Quarter 2022 Form 10-Q	58

MD&A | Critical Accounting Estimates

Allowance for Loan Losses
The allowance for loan losses is an estimate of single-family and multifamily HFI loan receivables that we expect will not be collected related to loans held by Fannie Mae or by consolidated Fannie Mae MBS trusts. The expected credit losses are deducted from the amortized cost basis of HFI loans to present the net amount expected to be received.
The allowance for loan losses involves substantial judgment on a number of matters including the development and weighting of macroeconomic forecasts, the reversion period applied, the assessment of similar risk characteristics, which determines the historic loss experience used to derive probability of loan default, the valuation of collateral, and the determination of a loan’s remaining expected life. Our most significant judgments involved in estimating our allowance for loan losses relate to the macroeconomic data used to develop reasonable and supportable forecasts for key economic drivers, which are subject to significant inherent uncertainty. Most notably, for single-family, the model uses forecasted single-family home prices as well as a range of possible future interest rate environments, which drive prepayment speeds and impact the measurement of the economic concession provided on loans modified in a restructuring which are accounted for as a TDR. For multifamily, the model uses forecasted rental income and property valuations. For purposes of the macroeconomic sensitivities disclosed below, we have determined that our single-family home price forecast and interest rate forecast are the most significant judgments used in our estimation of credit losses for the periods presented below.
In future periods, changes in projected interest rates may not be as significant to our measurement of expected credit losses. Pursuant to our adoption of ASU 2022-02 on January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as TDRs that occur on or after January 1, 2022, will also be accounted for under the newly adopted ASU and will result in the elimination of any prior economic concession recorded in the allowance related to such loans. As a result, we expect that changes in projected interest rates will have less impact on our estimate of credit losses in future periods. See "Note 1, Summary of Significant Accounting Policies—New Accounting Guidance" for more information about our adoption of ASU 2022-02.
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
Qualitative Component, including Management Adjustments
Our process for measuring expected credit losses is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. Management adjustments may be necessary to take into consideration external factors and current macroeconomic events that have occurred but are not yet reflected in the data used to derive the model outputs. Qualitative factors and events not previously observed by the models through historical loss experience are also considered, as well as the uncertainty of their impact on credit loss estimates.
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

Fannie Mae First Quarter 2022 Form 10-Q	59

MD&A | Critical Accounting Estimates

The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for the quarter ended March 31, 2022 and for each quarter during the year ended December 31, 2021, and how those forecasts have changed between periods of estimate. Below we present the two succeeding periods used in our estimate of expected credit losses. The forecasts consider periods beyond those presented below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth rate by period of estimate:(2)
	For the Full Year ending December 31,
	2022	2023	2024
First Quarter 2022	10.8%	3.2%	1.3%

	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	18.8%	8.2%	2.9%
Third Quarter 2021	18.4	7.9	2.4
Second Quarter 2021	14.8	5.4	2.5
First Quarter 2021	8.8	2.5	1.7

Forecasted 30-year interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2022	2023	2024
First Quarter 2022	4.7%	4.8%	4.7%

	Through the end of December 31,	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	3.2%	3.5%	3.7%
Third Quarter 2021	3.1	3.4	3.7
Second Quarter 2021	3.1	3.4	3.6
First Quarter 2021	3.1	3.3	3.6
(1)     These forecasts are provided here solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic & Strategic Research group provides its forecast of economic and housing market conditions, which are available in the “Research and Insights” section of our website, www.fanniemae.com.
(2)     These estimates are based on our national home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable growth. We continually update our home price growth estimates and forecasts as new data become available. As a result, the forecast data in this table may also differ from the forecasted home price growth rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the forecast data we used in estimating credit losses for the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are approved as part of our established governance process, through the date of filing, to ensure the reasonableness of the inputs used to calculate estimated credit losses.
(3)    Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Through the year ended 2021, forecasts represent the average forecasted rate from the quarter-end through the end of December 31, 2021. The fourth quarter of 2021 interest rate represents the 30-year interest rate as of December 31, 2021. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date. See “Key Market Economic Indicators” for information on increases in actual interest rates that occurred after the forecast date.

Fannie Mae First Quarter 2022 Form 10-Q	60

MD&A | Critical Accounting Estimates

It is difficult to estimate how potential changes in any one factor or input might affect the overall credit loss estimates, because management considers a wide variety of factors and inputs in estimating the allowance for loan losses. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or loan types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others. Changes in our assumptions and forecasts of economic conditions could significantly affect our estimate of expected credit losses and lead to significant changes in the estimate from one reporting period to the next.
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home price appreciation, assuming a one-percent increase in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of March 31, 2022 would decrease by approximately 3%. Conversely, assuming a one-percent decrease in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 3%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of March 31, 2022 would increase by approximately 4%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 5%.
These sensitivity analyses are hypothetical and are provided solely for the purpose of providing insight into our credit loss model inputs. In addition, sensitivities for home price and interest rate changes are non-linear. As a result, changes in these estimates are not incrementally proportional. The purpose of this analysis is to provide an indication of the impact of home price appreciation and 30-year interest rates on the estimate of the allowance for credit losses. For example, it is not intended to imply management’s expectation of future changes in our forecasts or any other variables that may change as a result. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic & Strategic Research group provides its forecast of economic and housing market conditions, which are available in the “Research and Insights” section of our website, www.fanniemae.com. See “Key Market Economic Indicators” for information on increases in actual interest rates that occurred after the forecast date.
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies” in our 2021 Form 10-K. See “Note 4, Allowance for Loan Losses” for additional information about our current period benefit (provision) for loan losses.
See “Key Market Economic Indicators” for additional information about how home prices can affect our credit loss estimates, including a discussion of home price appreciation and our home price forecast. Also see “Consolidated Results of Operations—Credit-Related Income (Expense)” for information on how our home price forecast impacted our single-family benefit (provision) for credit losses.
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
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:
•our future financial performance and the factors that will affect such performance;
•economic, mortgage market and housing market conditions (including expectations regarding economic growth, home price growth, refinance volumes and interest rates), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
•our business plans and their impact;

Fannie Mae First Quarter 2022 Form 10-Q	61

MD&A | Forward-Looking Statements

•our plans relating to and the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future transactions;
•volatility in our financial results and the impact of our adoption of hedge accounting on such volatility;
•the size and composition of our retained mortgage portfolio;
•the amount of our purchases of loans from MBS trusts;
•the impact of the adoption of new accounting guidance;
•our payments to HUD and Treasury funds under the GSE Act;
•our future off-balance sheet exposure to Freddie Mac-issued securities;
•the risks to our business;
•future forbearances, modifications, foreclosures, and write-offs relating to the loans in our guaranty book of business and the factors that will affect them, including the impact of the COVID-19 pandemic;
•the performance of loans in our book of business, including loans in forbearance, and the factors that will affect such performance;
•how we intend to meet our debt obligations; and
•our response to legal and regulatory proceedings and their impact on our business or financial condition.
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
•the duration, spread and severity of the COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and COVID-19 vaccination rates; the effectiveness of available COVID-19 vaccines over time and against variants of the coronavirus; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; the extent to which any future outbreaks or increases in new COVID-19 cases affect economic growth; and how quickly and to what extent affected borrowers, renters and counterparties recover from the negative economic impact of the pandemic;
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
•the potential impact of a change in the corporate income tax rate, which we expect would affect our net income in the quarter of enactment as a result of a change in our measurement of our deferred tax assets and our net income in subsequent quarters as a result of the change in our effective federal income tax rate;
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

Fannie Mae First Quarter 2022 Form 10-Q	62

MD&A | Forward-Looking Statements

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
•the investment by Treasury, including the impact of past or potential future changes to the terms of the senior preferred stock purchase agreement, and their effect on our business, including restrictions imposed on us by the terms of the senior preferred stock purchase agreement, the senior preferred stock, and the warrant, as well as the extent that these or other restrictions on our business and activities are applied to us through other mechanisms even if we cease to be subject to these agreements and instruments;
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
•constraints on our entry into new credit risk transfer transactions;
•significant changes in forbearance, modification and foreclosure activity;
•the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;

Fannie Mae First Quarter 2022 Form 10-Q	63

MD&A | Forward-Looking Statements

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
•domestic and global political risks and uncertainties, including the impact of the Russian invasion of Ukraine and the potential expansion of military hostilities;
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
•cyber attacks or other information security breaches or threats; and
•the other factors described in “Risk Factors” in this report and in our 2021 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors discussed in “Risk Factors” in our 2021 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2022 Form 10-Q	64

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	March 31, 2022	December 31, 2021

ASSETS
Cash and cash equivalents	$36,330	$42,448
Restricted cash and cash equivalents (includes $46,317 and $59,203, respectively, related to consolidated trusts)	52,651	66,183
Securities purchased under agreements to resell or similar arrangements (includes $9,707 and $13,533, respectively, related to consolidated trusts)	17,907	20,743
Investments in securities:
Trading, at fair value (includes $2,891 and $4,224, respectively, pledged as collateral)	84,629	88,206
Available-for-sale, at fair value (with an amortized cost of $802 and $827, respectively)	806	837
Total investments in securities	85,435	89,043
Mortgage loans:
Loans held for sale, at lower of cost or fair value	5,920	5,134
Loans held for investment, at amortized cost:
Of Fannie Mae	60,297	61,025
Of consolidated trusts	3,990,220	3,907,712
Total loans held for investment (includes $4,492 and $4,964, respectively, at fair value)	4,050,517	3,968,737
Allowance for loan losses	(5,899)	(5,629)
Total loans held for investment, net of allowance	4,044,618	3,963,108
Total mortgage loans	4,050,538	3,968,242
Advances to lenders	5,977	8,414
Deferred tax assets, net	13,075	12,715
Accrued interest receivable, net (includes $8,824 and $8,878 related to consolidated trusts and net of allowance of $128 and $140, respectively)	9,383	9,264
Acquired property, net	1,456	1,259
Other assets	12,277	10,855
Total assets	$4,285,029	$4,229,166
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,598 and $8,517, respectively, related to consolidated trusts)	$9,270	$9,186
Debt:
Of Fannie Mae (includes $2,091 and $2,381, respectively, at fair value)	180,169	200,892
Of consolidated trusts (includes $20,117 and $21,735, respectively, at fair value)	4,028,628	3,957,299
Other liabilities (includes $2,119 and $1,245, respectively, related to consolidated trusts)	15,204	14,432
Total liabilities	4,233,271	4,181,809
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $168,856 and $163,672, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(81,526)	(85,934)
Accumulated other comprehensive income	31	38
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	51,758	47,357
Total liabilities and equity	$4,285,029	$4,229,166
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	65

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31,

	2022	2021
Interest income:
Trading securities	$156	$140
Available-for-sale securities	10	19
Mortgage loans	27,142	23,353
Securities purchased under agreements to resell or similar arrangements	6	8
Other	26	42
Total interest income	27,340	23,562
Interest expense:
Short-term debt	(1)	(3)
Long-term debt	(19,940)	(16,817)
Total interest expense	(19,941)	(16,820)
Net interest income	7,399	6,742
Benefit (provision) for credit losses	(240)	765
Net interest income after benefit (provision) for credit losses	7,159	7,507
Investment gains (losses), net	(102)	45
Fair value gains, net	480	784
Fee and other income	83	87
Non-interest income	461	916
Administrative expenses:
Salaries and employee benefits	(407)	(387)
Professional services	(209)	(214)
Other administrative expenses	(192)	(147)
Total administrative expenses	(808)	(748)
Foreclosed property income	39	5
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(824)	(731)
Credit enhancement expense	(278)	(284)
Change in expected credit enhancement recoveries	60	(31)
Other expenses, net	(236)	(319)
Total expenses	(2,047)	(2,108)
Income before federal income taxes	5,573	6,315
Provision for federal income taxes	(1,165)	(1,322)
Net income	4,408	4,993
Other comprehensive loss:
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	(5)	(23)
Other, net of taxes	(2)	(4)
Total other comprehensive loss	(7)	(27)
Total comprehensive income	$4,401	$4,966
Net income	$4,408	$4,993
Dividends distributed or amounts attributable to senior preferred stock	(4,401)	(4,966)
Net income attributable to common stockholders	$7	$27
Earnings per share:
Basic	$0.00	$0.00
Diluted	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867
Diluted	5,893	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	66

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$3,358	$24,883
Cash flows provided by (used in) investing activities:
Purchases of loans held for investment	(95,844)	(214,402)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	2,307	2,889
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	163,244	337,028
Advances to lenders	(68,231)	(114,805)
Proceeds from disposition of acquired property and preforeclosure sales	701	1,064
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	2,836	(26,737)
Other, net	(691)	522
Net cash provided by (used in) investing activities	4,322	(14,441)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	97,899	54,780
Payments to redeem debt of Fannie Mae	(117,002)	(69,735)
Proceeds from issuance of debt of consolidated trusts	180,031	339,056
Payments to redeem debt of consolidated trusts	(188,258)	(335,896)
Other, net	—	71
Net cash used in financing activities	(27,330)	(11,724)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(19,650)	(1,282)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	108,631	115,623
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$88,981	$114,341
Cash paid during the period for:
Interest	$24,475	$27,019
Income taxes	—	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	67

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(85,934)	$38	$(7,400)	$47,357
Comprehensive income:
Net income	—	—	—	—	—	—	4,408	—	—	4,408
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	(9)	—	(9)
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,401
Balance as of March 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(81,526)	$31	$(7,400)	$51,758

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(108,110)	$116	$(7,400)	$25,259
Comprehensive income:
Net income	—	—	—	—	—	—	4,993	—	—	4,993
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Reclassification adjustment for gains included in net income (net of taxes of $3)	—	—	—	—	—	—	—	(11)	—	(11)
Other (net of taxes of $(1))	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										4,966
Balance as of March 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(103,117)	$89	$(7,400)	$30,225

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	68

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
We have been under conservatorship, with FHFA acting as conservator, since September 6, 2008. See below and “Note 1, Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) for additional information on our conservatorship and the impact of U.S. government support of our business.
The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2021 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three months ended March 31, 2022 may not necessarily be indicative of the results for the year ending December 31, 2022.
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time.
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding our future, including how long we will continue to exist in our current form, the extent of our role in the market, the level of government support of our business, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us into receivership at the Director’s discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which would lead to substantially different financial results. Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. We are not aware of any plans of FHFA (1) to fundamentally change our business model, or (2) to reduce the aggregate amount available to or held by the company under our equity structure, which includes the senior preferred stock purchase agreement.
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
We discuss more fully our senior preferred stock and the terms of the senior preferred stock purchase agreement, as amended, including Treasury’s funding commitment, in “Note 11, Equity” in our 2021 Form 10-K.
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of March 31, 2022, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had positive net worth of $51.8 billion as of March 31, 2022.
The dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA.
The aggregate liquidation preference of the senior preferred stock increased to $168.9 billion as of March 31, 2022 and will further increase to $173.3 billion as of June 30, 2022, due to the $4.4 billion increase in our net worth in the first quarter of 2022.
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
relating to the underlying resecuritized securities. Additionally, we make regular income tax payments to and receive tax refunds from the Internal Revenue Service (“IRS”), a bureau of Treasury.
Transactions with Treasury
Our administrative expenses were reduced by $4 million for the three months ended March 31, 2022 and 2021, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
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
We recognized $824 million and $731 million in TCCA fees during the three months ended March 31, 2022 and 2021, respectively, of which $824 million had not been remitted to Treasury as of March 31, 2022.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital Magnet Fund. We recognized a total of $38 million and $62 million for the three months ended March 31, 2022 and 2021, respectively, in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund, of which $38 million has not been remitted as of March 31, 2022.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $32 million and $37 million for the three months ended March 31, 2022 and 2021, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $22 million and $27 million for the three months ended March 31, 2022 and 2021, respectively.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock. Weighted average common shares include 4.7 billion shares for the periods ended March 31, 2022 and 2021 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2022 and 2021.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended March 31, 2022 and March 31, 2021, our diluted EPS

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock.
New Accounting Guidance
Adoption of ASU 2022-02
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) in March 2022. The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors while enhancing disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity would apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan.
Additionally, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures.
The ASU is effective for fiscal years beginning after December 15, 2022, for creditors that have adopted the amendments in Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Early adoption is permitted in any interim period and such election may be made individually to adopt the guidance related to TDRs, including related disclosures, and the presentation of gross write-offs in the vintage disclosure. ASU 2022-02 requires prospective transition for the disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of gross write-offs in the vintage disclosures. The guidance related to the recognition and measurement of TDRs may be adopted on a prospective or modified retrospective transition method.
We elected to early adopt the guidance related to the elimination of the recognition and measurement of TDRs and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty as of January 1, 2022, using the prospective transition method. As of our adoption date, all restructurings, including restructurings for borrowers experiencing financial difficulty, are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates. At adoption of this guidance on January 1, 2022, there was no material impact on our financial statements.
When a single-family loan is restructured under ASU 2022-02, we continue to measure impairment on the loan using a discounted cash flow approach that utilizes a prepayment-adjusted discount rate that is based on the loan’s restructured terms. Under the TDR accounting model, we used the discount rate that was in effect prior to the restructuring to measure impairment. Using the interest rate that was in effect prior to the restructuring resulted in the recognition, in the allowance for loan losses, of the economic concession that we granted to borrowers as part of the loan restructuring. Using a post-restructuring interest rate does not result in the recognition of an economic concession in the allowance for loan losses.
As we have elected a prospective transition, the economic concession on a loan that was previously restructured and accounted for as a TDR will continue to be measured in our allowance for loan losses using the discount rate that was in effect prior to the restructuring and the economic concession may increase or decrease as we update our cash flow assumptions related to the loan’s expected life. Further, the component of the allowance for loan losses representing economic concessions will decrease as the borrower makes payments in accordance with the restructured terms of the mortgage loan and as the loan is sold, liquidated, or subsequently restructured.
In general, the accounting for restructurings made to borrowers experiencing financial difficulty upon adoption of the ASU is consistent with the accounting that we applied to troubled debt restructurings under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and the Consolidated Appropriations Act of 2021, which provided temporary relief from the accounting and reporting requirements for certain troubled debt restructurings related to COVID-19 beginning March 2020 through January 1, 2022.
We plan to adopt the disclosure guidance related to the presentation of gross write-offs by year of origination in our vintage disclosures upon the effective date of ASU 2022-02, January 1, 2023. We do not expect the adoption of the guidance requiring gross write-offs by year of origination in our vintage disclosures to have a material impact on our financial statements.
Fair Value Hedging - Portfolio Layer Method
On March 28, 2022, the FASB issued ASU 2022-01, Fair Value Hedging - Portfolio Layer Method, which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. The ASU expands the scope

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
of the current last-of-layer method to allow entities to apply this method, renamed the portfolio layer method, to non-prepayable financial assets and to designate multiple hedge relationships within a single closed portfolio of financial assets. Additionally, the ASU clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be considered when measuring credit losses on the financial assets included in the closed portfolio. Further, the ASU clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately.
The ASU is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those years. We plan to adopt this guidance effective January 1, 2023. The adoption of this guidance is not expected to have a material impact on our financial statements.
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

	As of
	March 31, 2022	December 31, 2021

	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$1,254	$984
Non-Fannie Mae	2,837	3,030
Total trading securities	4,091	4,014
Available-for-sale securities:
Fannie Mae	476	495
Non-Fannie Mae	191	200
Total available-for-sale securities	667	695
Other assets	34	35
Other liabilities	(40)	(41)
Net carrying amount	$4,752	$4,703
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	73

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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $243 billion and $220 billion as of March 31, 2022 and December 31, 2021, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $260 billion and $250 billion as of March 31, 2022 and December 31, 2021, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit (“LIHTC”) investments, community investments and other entities, was $334 million and the related net carrying value was $328 million as of March 31, 2022. As of December 31, 2021, the maximum exposure to loss was $292 million and the related net carrying value was $288 million. The total assets of these limited partnership investments were $3.7 billion as of March 31, 2022 and December 31, 2021.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $13.6 billion and $10.4 billion as of March 31, 2022 and December 31, 2021, respectively. The total assets related to these unconsolidated SPVs were $13.7 billion and $10.4 billion as of March 31, 2022 and December 31, 2021, respectively.
The unpaid principal balance of our multifamily loan portfolio was $410.2 billion as of March 31, 2022. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2022 and 2021, the unpaid principal balance of portfolio securitizations was $102.8 billion and $216.7 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2022, the unpaid principal balance of retained interests was $1.5 billion and its related fair value was $2.2 billion. As of December 31, 2021, the unpaid principal balance of retained interests was $1.1 billion and its related fair value was $2.0 billion. For the three months ended March 31, 2022 and 2021, the principal, interest and other fees received on retained interests was $114 million and $143 million, respectively.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). For purposes of our notes to the condensed consolidated financial statements, we report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable in these “Note 3, Mortgage Loans” disclosures. For purposes of our condensed consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Single-family	$3,579,290	$3,495,573
Multifamily	410,190	403,452
Total unpaid principal balance of mortgage loans	3,989,480	3,899,025
Cost basis and fair value adjustments, net	66,957	74,846
Allowance for loan losses for HFI loans	(5,899)	(5,629)
Total mortgage loans(1)	$4,050,538	$3,968,242
(1)Excludes $9.3 billion and $9.1 billion of accrued interest receivable, net of allowance as of March 31, 2022 and December 31, 2021.
The following table displays information about our redesignation of loans from HFI to HFS and the sales of mortgage loans during the period.

	For the Three Months Ended March 31,

	2022	2021
	(Dollars in millions)
Single-family loans redesignated from HFI to HFS:
Amortized cost	$1,181	$3,112
Lower of cost or fair value adjustment at time of redesignation(1)	(13)	(54)
Allowance reversed at time of redesignation	63	361

Single-family loans sold:
Unpaid principal balance	$—	$208
Realized gains, net	—	2
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $5.1 billion as of March 31, 2022 and $4.4 billion as of December 31, 2021. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of March 31, 2022
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$19,604	$5,276	$30,615	$55,495	$2,990,605	$3,046,100	$19,646	$5,135
15-year or less, amortizing fixed-rate	1,532	300	1,323	3,155	531,639	534,794	1,061	147
Adjustable-rate	146	36	266	448	25,743	26,191	198	55
Other(2)	594	188	1,497	2,279	33,548	35,827	735	459
Total single-family	21,876	5,800	33,701	61,377	3,581,535	3,642,912	21,640	5,796
Multifamily(3)	72	N/A	1,558	1,630	410,837	412,467	194	98
Total	$21,948	$5,800	$35,259	$63,007	$3,992,372	$4,055,379	$21,834	$5,894

	As of December 31, 2021
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,862	$5,192	$38,288	$66,342	$2,902,763	$2,969,105	$24,236	$6,271
15-year or less, amortizing fixed-rate	2,024	326	1,799	4,149	529,278	533,427	1,454	193
Adjustable-rate	161	36	374	571	25,771	26,342	287	63
Other(2)	786	204	1,942	2,932	35,013	37,945	1,008	545
Total single-family	25,833	5,758	42,403	73,994	3,492,825	3,566,819	26,985	7,072
Multifamily(3)	114	N/A	1,693	1,807	404,398	406,205	317	107
Total	$25,947	$5,758	$44,096	$75,801	$3,897,223	$3,973,024	$27,302	$7,179
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
(2)Reverse mortgage loans included in “Other” are not aged due to their nature and are included in the current column.
(3)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Credit Quality Indicators
The following tables display the total amortized cost of our single-family HFI loans by class of financing receivable, year of origination and credit quality indicator, excluding loans for which we have elected the fair value option. The estimated mark-to-market loan-to-value (“LTV”) ratio is a primary factor we consider when estimating our allowance for loan losses for single-family loans. As LTV ratios increase, the borrower's equity in the home decreases, which may negatively affect the borrower's ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.

	As of March 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$92,062	$878,578	$867,141	$165,154	$80,064	$730,193	$2,813,192
Greater than 80% and less than or equal to 90%	12,914	131,409	20,233	1,851	842	1,786	169,035
Greater than 90% and less than or equal to 100%	21,743	38,695	1,911	474	161	405	63,389
Greater than 100%	—	47	11	10	15	401	484
Total 20- and 30-year or more, amortizing fixed-rate	126,719	1,048,729	889,296	167,489	81,082	732,785	3,046,100
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	18,861	201,447	149,981	23,495	8,763	129,292	531,839
Greater than 80% and less than or equal to 90%	357	1,933	127	12	2	5	2,436
Greater than 90% and less than or equal to 100%	235	274	2	—	1	2	514
Greater than 100%	—	—	—	—	—	5	5
Total 15-year or less, amortizing fixed-rate	19,453	203,654	150,110	23,507	8,766	129,304	534,794
Adjustable-rate:
Less than or equal to 80%	812	6,736	2,116	969	1,098	13,825	25,556
Greater than 80% and less than or equal to 90%	71	416	16	3	4	3	513
Greater than 90% and less than or equal to 100%	52	68	1	—	—	1	122
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	935	7,220	2,133	972	1,102	13,829	26,191
Other:
Less than or equal to 80%	—	—	—	32	252	25,879	26,163
Greater than 80% and less than or equal to 90%	—	—	—	—	2	223	225
Greater than 90% and less than or equal to 100%	—	—	—	—	1	113	114
Greater than 100%	—	—	—	—	1	108	109
Total other	—	—	—	32	256	26,323	26,611
Total	$147,107	$1,259,603	$1,041,539	$192,000	$91,206	$902,241	$3,633,696

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$111,735	$1,086,761	$1,019,238	$189,650	$90,177	$899,189	$3,396,750
Greater than 80% and less than or equal to 90%	13,342	133,758	20,376	1,866	850	2,017	172,209
Greater than 90% and less than or equal to 100%	22,030	39,037	1,914	474	163	521	64,139
Greater than 100%	—	47	11	10	16	514	598
Total	$147,107	$1,259,603	$1,041,539	$192,000	$91,206	$902,241	$3,633,696

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2021, by Year of Origination(1)
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$798,830	$881,290	$177,909	$87,825	$111,059	$666,327	$2,723,240
Greater than 80% and less than or equal to 90%	129,340	39,689	2,689	1,056	622	1,687	175,083
Greater than 90% and less than or equal to 100%	66,667	2,278	544	229	57	460	70,235
Greater than 100%	21	12	9	16	22	467	547
Total 20- and 30-year or more, amortizing fixed-rate	994,858	923,269	181,151	89,126	111,760	668,941	2,969,105
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	196,163	157,076	25,390	9,595	20,715	121,027	529,966
Greater than 80% and less than or equal to 90%	2,576	259	16	4	2	7	2,864
Greater than 90% and less than or equal to 100%	579	5	—	1	1	4	590
Greater than 100%	—	—	—	—	2	5	7
Total 15-year or less, amortizing fixed-rate	199,318	157,340	25,406	9,600	20,720	121,043	533,427
Adjustable-rate:
Less than or equal to 80%	6,166	2,235	1,065	1,236	2,524	12,501	25,727
Greater than 80% and less than or equal to 90%	438	25	7	4	2	3	479
Greater than 90% and less than or equal to 100%	135	1	—	—	—	—	136
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	6,739	2,261	1,072	1,240	2,526	12,504	26,342
Other:
Less than or equal to 80%	—	—	34	268	655	26,930	27,887
Greater than 80% and less than or equal to 90%	—	—	—	3	6	275	284
Greater than 90% and less than or equal to 100%	—	—	—	1	2	133	136
Greater than 100%	—	—	—	1	1	141	143
Total other	—	—	34	273	664	27,479	28,450
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$1,001,159	$1,040,601	$204,398	$98,924	$134,953	$826,785	$3,306,820
Greater than 80% and less than or equal to 90%	132,354	39,973	2,712	1,067	632	1,972	178,710
Greater than 90% and less than or equal to 100%	67,381	2,284	544	231	60	597	71,097
Greater than 100%	21	12	9	17	25	613	697
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324
(1)Excludes $9.2 billion and $9.5 billion as of March 31, 2022 and December 31, 2021, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.

	As of March 31, 2022, by Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$7,429	$66,972	$78,830	$62,884	$53,920	$124,949	$394,984
Classified(2)	—	98	473	2,570	2,311	12,031	17,483
Total	$7,429	$67,070	$79,303	$65,454	$56,231	$136,980	$412,467

	As of December 31, 2021, by Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$58,986	$79,602	$64,278	$55,552	$44,037	$87,549	$390,004
Classified(2)	21	595	2,288	2,114	4,091	7,092	16,201
Total	$59,007	$80,197	$66,566	$57,666	$48,128	$94,641	$406,205
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. We had no loans classified as doubtful as of March 31, 2022 and loans with an amortized cost of less than $1 million classified as doubtful as of December 31, 2021.
Loss Mitigation Options for Borrowers Experiencing Financial Difficulty
As part of our loss mitigation activities, we may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. In addition to loan modifications, we also provide other loss mitigation options to assist borrowers who experience financial difficulties.
Our disclosures below relating to loss mitigation activities include loan restructurings where the borrower was experiencing financial difficulty, including those restructurings that resulted in an insignificant payment delay. The disclosures exclude loans classified as held for sale and those for which we have elected the fair value option.
Single-Family Loan Restructurings
We offer several types of restructurings to single-family borrowers that may result in a payment delay, interest rate reduction, term extension, or combination thereof. We do not typically offer principal forgiveness.
We offer the following types of restructurings to single-family borrowers that only result in a payment delay:
•a forbearance plan is a short-term loss mitigation option which grants a period of time (typically 3-month increments) during which the borrower’s monthly payment obligations are reduced or suspended. A forbearance plan does not impact our reporting of when a loan is considered past due, which remains based on the contractual terms of the loan. Borrowers may exit a forbearance plan by repaying all past due amounts to fully reinstate the loan, paying off the loan in full, or entering into another loss mitigation option, such as a repayment plan, a payment deferral, or a loan modification. The vast majority of forbearance plans offered since 2020 relate to a COVID-19-related financial hardship where we have authorized our servicers to offer a forbearance plan for up to 18 months for eligible borrowers;
•a repayment plan is a short-term loss mitigation option that allows borrowers a specific period of time to return the loan to current status by paying the regular monthly payment plus additional agreed upon delinquent amounts (generally for a period up to 12 months and the monthly repayment plan amount must not exceed 150% of the contractual mortgage payment). A repayment plan does not impact our reporting of when a loan is considered past due, which remains based on the contractual terms of the loan. At the end of the repayment plan, the borrower resumes making the regular monthly payment; and

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
•a payment deferral is a loss mitigation option which defers the repayment of the delinquent principal and interest payments and other eligible default-related amounts that were advanced on behalf of the borrower by converting them into a non-interest-bearing balance due at the earlier of the payoff date, the maturity date, or sale or transfer of the property. The remaining mortgage terms, interest rate, payment schedule, and maturity date remain unchanged, and no trial period is required. The number of months of payments deferred varies based on the types of hardships the borrower is facing.
We also offer single-family borrowers loan modifications, which contractually change the terms of the loan. These loan modifications may include one or more of the following types of concessions:
•an interest rate reduction, which reduces the contractual interest rate of the loan;
•a term extension, which typically extends the contractual maturity date of the loan to 40 years from the effective date of the modification; or
•a payment delay, which includes capitalizing interest and other eligible default-related amounts that were advanced on behalf of the borrower that are past due into the unpaid principal balance. A payment delay may also include principal forbearance, which includes forbearing repayment of a portion of the principal balance as a non-interest bearing amount due at the earlier of the payoff date, the maturity date, or sale or transfer of the property.
Our loan modification programs generally require completion of a trial period of three to four months where the borrower makes reduced monthly payments prior to receiving the modification. During the trial period, the mortgage loan is not contractually modified and continues to be reported as past due according to its contractual terms. The reduced payments that are made by the borrower during the trial period will result in a payment delay with respect to the original contractual terms of the loan. After successful completion of the trial period, and the borrower’s execution of a modification agreement, the mortgage loan is contractually modified.
Multifamily Loan Restructurings
For multifamily borrowers, loan restructurings include short-term forbearance plans and loan modification programs, which primarily result in term extensions of up to one year with no change to the loan’s interest rate. In certain cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as reducing the interest rate, converting to interest-only payments, extending the maturity for longer than one year, providing principal forbearance, or some combination of these terms.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following table displays the amortized cost of HFI mortgage loans that were restructured during the period by portfolio segment and class of financing receivable as of March 31, 2022.

	For the Three Months Ended March 31, 2022
	Payment Delay (Only)
	Forbearance and Repayment Plans	Trial Modification	Payment Deferral	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$16,140	$5,380	$6,784	$1,103	$4,547	$33,954	1%
15-year or less, amortizing fixed-rate	831	211	394	—	1	1,437	*
Adjustable-rate	100	51	57	—	5	213	1
Other	399	224	197	93	226	1,139	3
Total single-family	17,470	5,866	7,432	1,196	4,779	36,743	1
Multifamily	267	—	—	29	—	296	*
Total(3)	$17,737	$5,866	$7,432	$1,225	$4,779	$37,039	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Also excludes loans that paid off prior to period end. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.
Our estimate of future credit losses uses a lifetime methodology, derived from modeled loan performance based on the historical experience of loans with similar risk characteristics, adjusted to reflect current conditions, our current loss mitigation activities and reasonable and supportable forecasts. The credit loss model considers extensive historical loss experience, which would include the impact of the loss mitigation programs that we offer to borrowers experiencing financial difficulty, and also includes the impact of projected loss severities as a result of loan default. The manner in which these loss mitigation programs are factored into our loss estimates do not vary by portfolio segment.
The following table summarizes the financial impacts of loan modifications and payment deferrals made to single-family HFI loans on or after January 1, 2022, the date we adopted ASU 2022-02, through March 31, 2022, presented by class of financing receivable. We discuss the qualitative impacts of forbearance plans, repayment plans, and trial modifications earlier in this footnote. As a result, those loss mitigation options are excluded from the table below.

	For the Three Months Ended March 31, 2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.59%	178	$23,146
15-year or less, amortizing fixed-rate	0.88	52	20,664
Adjustable-rate	0.22	—	24,838
Other	1.62	186	24,759
(1)    Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)    Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period end.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays an aging analysis of HFI mortgage loans that entered into a forbearance plan, repayment plan or trial modification on or after January 1, 2022, the date we adopted ASU 2022-02, through March 31, 2022 and remained in one of these loss mitigation options at period end, presented by portfolio segment and class of financing receivable. Loans that receive these loss mitigation options generally remain in default until the loan is no longer delinquent as a result of the payment of all past-due amounts or as a result of a loan modification or payment deferral.
The substantial majority of loans that received a completed modification or payment deferral during the first quarter of 2022 were not in a payment default. Therefore, such restructurings are not included in the aging table below.

	As of March 31, 2022
	30-59 Days Delinquent	60-89 Days Delinquent(1)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,765	$2,048	$16,040	$19,853	$1,667	$21,520
15-year or less, amortizing fixed-rate	98	108	715	921	121	1,042
Adjustable-rate	8	9	119	136	15	151
Other	35	42	507	584	39	623
Total single-family loans modified	1,906	2,207	17,381	21,494	1,842	23,336
Multifamily	—	N/A	243	243	24	267
Total loans restructured(2)	$1,906	$2,207	$17,624	$21,737	$1,866	$23,603
(1)    Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(2)    Represents the amortized cost basis as of period end.
Troubled Debt Restructuring Disclosures Prior to Our Adoption of ASU 2022-02
Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. In addition to formal loan modifications, we accounted for informal restructurings as a TDR if we deferred more than three missed payments to a borrower experiencing financial difficulty. We also classified bankruptcy relief provided to certain borrowers as TDRs. However, our TDR accounting described herein was suspended for most of our loss mitigation activities through our election to account for certain eligible loss mitigation activities occurring between March 2020 and January 1, 2022 under the COVID-19 relief granted pursuant to the CARES Act and the Consolidated Appropriations Act of 2021. On January 1, 2022, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2022. Loans that were restructured in a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the loan is paid off, liquidated or subsequently modified. See “Note 1, Summary of Significant Accounting Policies” in our 2021 Form 10-K for more information on the COVID-19 relief from TDR accounting and disclosure requirements, and “Note 1, Summary of Significant Accounting Policies” in this report for more information on our adoption of ASU 2022-02.
The substantial majority of the loan modifications accounted for as TDRs resulted from a payment delay, term extension, interest rate reduction or a combination thereof. The average term extension of a single-family modified loan was 138 months and the average interest rate reduction was 0.52 percentage points for the three months ended March 31, 2021.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Three Months Ended March 31, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	2,989	$471
15-year or less, amortizing fixed-rate	369	28
Adjustable-rate	41	6
Other	154	18
Total single-family	3,553	523
Multifamily	—	—
Total TDRs	3,553	$523
For loans that defaulted in the periods presented and that were classified as a TDR in the twelve months prior to the default, the following table displays the number of loans and the amortized cost of these loans at the time of payment default. For purposes of this disclosure, we defined loans that had a payment default as: single-family and multifamily loans with completed modifications that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure, or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended March 31, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	7,172	$1,327
15-year or less, amortizing fixed-rate	152	11
Adjustable-rate	11	2
Other	633	112
Total single-family	7,968	1,452
Multifamily	—	—
Total TDRs that subsequently defaulted	7,968	$1,452
Nonaccrual Loans
For loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income for up to six months of delinquency provided that the loan was either current as of March 1, 2020 or originated after March 1, 2020. For single-family loans, we continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured. Multifamily loans that are in a forbearance arrangement are placed on nonaccrual status when the borrower is six months past due unless the loan is both well secured and in the process of collection. For single-family and multifamily loans in a forbearance arrangement that are placed on nonaccrual status, cash payments for interest are applied as a reduction of accrued interest receivable until the receivable has been reduced to zero, and then recognized as interest income. For loans that have been negatively impacted by COVID-19, we establish a valuation allowance for expected credit losses on the accrued interest receivable balance applying the process that we have established for both single-family and multifamily loans. The credit expense related to this valuation allowance is classified as a component of the provision for credit losses. Accrued interest receivable is written off when the amount is deemed to be uncollectible. Loans that are in active forbearance plans are not evaluated for write-off. For loans not subject to the COVID-19-related guidance, we have elected not to measure an allowance for credit losses on accrued interest receivable balances as we have a nonaccrual policy to ensure the timely reversal of unpaid accrued interest. See “Note 4, Allowance for Loan Losses” for additional information about our current-period provision for loan losses.
For loans not subject to the COVID-19-related nonaccrual policy we discontinue accruing interest when we believe collectability of principal and interest is not reasonably assured, which for a single-family loan we have determined,

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Single-family and multifamily loans are reported past due if a full payment of principal and interest is not received within one month of its due date.
Interest income previously accrued but not collected is reversed through interest income at the date the loan is placed on nonaccrual status. For single-family loans on nonaccrual status, we recognize income when cash payments are received. We return a non-modified single-family loan to accrual status at the point when the borrower brings the loan current.
As a part of our single-family loss mitigation activities, we restructure loans where the borrower is experiencing financial difficulty. For the purpose of income recognition, we require the borrower to complete a performance period for those loss mitigation arrangements that bring the loan current via the capitalization of the past due principal and interest (i.e., contractual modifications and payment deferrals). In that regard, our contractual modifications generally include a trial period (a performance period of generally 3 to 4 months) that the borrower has to complete before the loan is permanently modified. The loans that receive these contractual modifications are not returned to accrual status until the borrower has successfully made all required payments during the trial period and the modification is made permanent. As payment deferrals do not include a trial period, these restructurings are not returned to accrual status until the borrower has made three consecutive contractual payments. If interest is capitalized pursuant to either a loan modification or a payment deferral, any capitalized interest that had not been previously recognized as interest income is recorded as a discount to the loan and amortized over the life of the loan.
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
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$17	$108
Multifamily	1	—
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of		For the Three Months Ended March 31,
	March 31, 2022	December 31, 2021	2022
	Amortized Cost		Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$13,692	$17,599	$47
15-year or less, amortizing fixed-rate	331	430	1
Adjustable-rate	84	107	—
Other	913	1,101	3
Total single-family	15,020	19,237	51
Multifamily	1,258	1,259	5
Total nonaccrual loans	$16,278	$20,496	$56

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of		For the Three Months Ended March 31,
	March 31, 2021	December 31, 2020	2021
	Amortized Cost		Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$30,173	$22,907	$64
15-year or less, amortizing fixed-rate	945	853	2
Adjustable-rate	284	270	1
Other	2,583	2,475	4
Total single-family	33,985	26,505	71
Multifamily	2,153	2,069	8
Total nonaccrual loans	$36,138	$28,574	$79
(1)Interest income recognized includes amortization of any deferred cost basis adjustments while the loan is performing and that is not reversed when the loan is placed on nonaccrual status. For loans negatively impacted by the COVID-19 pandemic, also includes amounts accrued but not collected prior to the loan being placed on nonaccrual status. For single-family, interest income recognized includes payments received on nonaccrual loans held as of period end.
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses. The benefit or provision for loan losses excludes provision for accrued interest receivable losses, guaranty loss reserves and credit losses on available-for-sale (“AFS”) debt securities. Cumulatively, these amounts are recognized as “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(4,950)	$(9,344)
Benefit (provision) for loan losses	(282)	671
Write-offs	27	71
Recoveries	(33)	(2)
Other	(3)	57
Ending Balance	$(5,241)	$(8,547)
Multifamily allowance for loan losses:
Beginning balance	$(679)	$(1,208)
Benefit for loan losses	28	95
Write-offs	—	33
Recoveries	(7)	(1)
Ending Balance	$(658)	$(1,081)
Total allowance for loan losses:
Beginning balance	$(5,629)	$(10,552)
Benefit (provision) for loan losses	(254)	766
Write-offs	27	104
Recoveries	(40)	(3)
Other	(3)	57
Ending Balance	$(5,899)	$(9,628)
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
In recent periods, changes in actual and projected interest rates have been a significant driver of our benefit or provision for loan losses as these changes drive prepayment speeds and impact the measurement of the economic concessions granted to borrowers on modified loans. However, pursuant to our adoption of ASU 2022-02 on January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for restructurings occurring on or after the adoption date. This accounting will also result in the elimination of any existing economic concession related to a loan that was previously designated as a TDR if such loan is restructured on or after January 1, 2022. See "Note 1, Summary of Significant Accounting Policies—New Accounting Guidance" for more information about our adoption of ASU 2022-02.
The primary factors that contributed to our single-family provision for loan losses in the first quarter of 2022 were a provision for higher actual and projected interest rates partially offset by a benefit from the release of economic concessions.
•Actual and projected interest rates were higher as of March 31, 2022 compared with December 31, 2021. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extend the expected lives of these TDR loans, which increases the expected impairment relating to economic concessions provided on them, resulting in a provision for loan losses.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
•This was partially offset by a benefit from the release of economic concessions on loans previously designated as TDRs that received loss mitigation arrangements during the quarter. As described above, pursuant to our adoption of accounting guidance ASU 2022-02, we remove from our allowance the prior economic concession recorded on a loan previously designated as a TDR when the loan is modified or receives or extends a loss mitigation arrangement such as a forbearance plan, repayment plan or other loan workout during the period.
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
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS. We redesignated certain reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a benefit for loan losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and change in actual and expected loan delinquencies. Management continued to apply its judgment and supplemented model results as of March 31, 2021, due to continued uncertainty regarding the loss mitigation outcomes of borrowers in forbearance, and uncertainty regarding the future impact of the pandemic, including the efficacy of the COVID-19 vaccines on new strains of the virus and its effect on the economy. Although uncertainty remained, our expected loan losses as a result of the COVID-19 pandemic decreased in the first quarter of 2021, driven by the passage of the American Rescue Plan, which provided additional economic stimulus and helped support the continued economic recovery. In addition, decreased political uncertainty compared with the end of 2020 combined with the increased progression of the COVID-19 vaccines rollout lessened expectations of loan losses. Based on these factors in the first quarter of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model.
The impact of these factors was partially offset by the impact of the following factor, which reduced our single-family benefit for loan losses recognized in the first quarter of 2021:
•Provision from higher actual and projected interest rates as mortgage interest rates increased in the first quarter of 2021.
In the first quarter of 2022, the multifamily benefit for loan losses was a result of the reduction in our loan loss reserves primarily due to strong multifamily market fundamentals.
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
•Benefit from changes in expected loan losses as a result of the COVID-19 pandemic. Similar to our single-family provision for loan losses described above, management continued to apply its judgment and supplemented model results as of March 31, 2021, due to continued uncertainty regarding the future impact of the pandemic, including the efficacy of the COVID-19 vaccines on new strains of the virus and its effect on the economy. Although uncertainty remained, our expected loan losses as a result of the COVID-19 pandemic decreased in the first quarter of 2021 driven by positive economic growth and the passage of the American Rescue Plan, which provided additional economic stimulus. Based on these factors in the first quarter of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Investments in Securities

5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	March 31, 2022	December 31, 2021

	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$1,789	$1,576
Other agency(1)	2,710	2,893
Private-label and other mortgage securities	127	137
Total mortgage-related securities (includes $499 million and $593 million, respectively, related to consolidated trusts)	4,626	4,606
Non-mortgage-related securities:
U.S. Treasury securities	79,987	83,581
Other securities	16	19
Total non-mortgage-related securities	80,003	83,600
Total trading securities	$84,629	$88,206
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended March 31,

	2022	2021

	(Dollars in millions)
Net trading losses	$(1,770)	$(758)
Net trading losses recognized in the period related to securities still held at period end	(1,714)	(759)
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of March 31, 2022
	Total Amortized Cost(1)	Allowance for Credit Losses(2)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)

	(Dollars in millions)
Fannie Mae	$478	$—	$10	$(12)	$476
Other agency(3)	11	—	1	—	12
Alt-A and subprime private-label securities	3	—	2	—	5
Mortgage revenue bonds	139	—	4	(2)	141
Other mortgage-related securities	171	—	1	—	172
Total	$802	$—	$18	$(14)	$806

	As of December 31, 2021
	Total Amortized Cost(1)	Allowance for Credit Losses(2)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value(1)

	(Dollars in millions)
Fannie Mae	$492	$—	$14	$(11)	$495
Other agency(3)	12	—	—	—	12
Alt-A and subprime private-label securities	3	—	2	—	5
Mortgage revenue bonds	142	—	5	(3)	144
Other mortgage-related securities	178	—	3	—	181
Total	$827	$—	$24	$(14)	$837
(1)We exclude from amortized cost and fair value accrued interest of $2 million as of March 31, 2022 and December 31, 2021, which we record in “Accrued interest receivable, net” in our condensed consolidated balance sheets.
(2)Total allowance for credit losses is less than $0.5 million as of March 31, 2022 and December 31, 2021.
(3)Other agency securities consist of securities issued by Freddie Mac and Ginnie Mae.
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
Non-Agency Mortgage-Related Securities
As of March 31, 2022, substantially all of our non-agency mortgage-related securities were in an unrealized gain position.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of
	March 31, 2022				December 31, 2021
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value

	(Dollars in millions)
Fannie Mae	$(9)	$214	$(3)	$97	$(5)	$225	$(6)	$102
Mortgage revenue bonds	(2)	3	—	—	(3)	3	—	—
Total	$(11)	$217	$(3)	$97	$(8)	$228	$(6)	$102

The following table displays the gross realized gains (losses) and proceeds on sales of AFS securities.

	For the Three Months Ended March 31,

	2022	2021

	(Dollars in millions)
Gross realized gains	$—	$13
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	—	115
The following table displays net unrealized gains and losses on AFS securities and other amounts recorded within our accumulated other comprehensive income, net of tax.

	As of
	March 31, 2022	December 31, 2021

	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$4	$9
Net unrealized gains (losses) on AFS securities for which we have recorded an allowance for credit losses	(2)	(2)
Other	29	31
Accumulated other comprehensive income	$31	$38

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	90

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

	As of March 31, 2022
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value

	(Dollars in millions)
Fannie Mae	$478	$476	$—	$—	$3	$3	$15	$16	$460	$457
Other agency	11	12	—	—	—	—	1	1	10	11
Alt-A and subprime private-label securities	3	5	—	—	—	—	2	2	1	3
Mortgage revenue bonds	139	141	4	4	20	21	10	10	105	106
Other mortgage-related securities	171	172	—	—	—	—	3	3	168	169
Total	$802	$806	$4	$4	$23	$24	$31	$32	$744	$746
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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. We do not charge an incremental guaranty fee to include Freddie Mac securities in the structured securities that we issue. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $236.1 billion and $212.3 billion as of March 31, 2022 and December 31, 2021, respectively.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2022			December 31, 2021
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$3,570	$15	$3,470	$3,733	$16	$3,626
Other guaranty arrangements(2)	10,328	84	2,105	10,423	85	2,117
Total	$13,898	$99	$5,575	$14,156	$101	$5,743
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

	As of
	March 31, 2022		December 31, 2021
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$4,045	0.15%	$2,795	0.03%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2022			December 31, 2021
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2022 - 2030	$82,954	2.18%	2022 - 2030	$89,618	2.13%
Medium-term notes(3)	2022 - 2031	38,114	0.60	2022 - 2031	38,312	0.60
Other(4)	2023 - 2038	6,933	3.79	2023 - 2038	7,045	3.73
Total senior fixed		128,001	1.81		134,975	1.78
Senior floating:
Medium-term notes(3)	2022	37,410	0.42	2022	51,583	0.32
Connecticut Avenue Securities(5)	2023 - 2031	10,406	4.51	2023 - 2031	11,166	4.30
Other(6)	2037	307	7.77	2037	373	7.17
Total senior floating		48,123	1.34		63,122	1.05
Total long-term debt of Fannie Mae(7)		176,124	1.68		198,097	1.55
Debt of consolidated trusts	2022 - 2061	4,028,628	2.03	2022 - 2061	3,957,299	1.89
Total long-term debt		$4,204,752	2.02%		$4,155,396	1.88%
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
(5)Consists of CAS debt issued prior to November 2018, a portion of which is reported at fair value. See “Note 2, Consolidations and Transfers of Financial Assets” in our 2021 Form 10-K for more information about our CAS structures issued beginning November 2018.
(6)Consists of structured debt instruments that are reported at fair value.
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $3.2 billion and $1.6 billion as of March 31, 2022 and December 31, 2021, respectively.
8.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest-rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest-rate risk management purposes consist primarily of interest-rate swaps and interest-rate options. See “Note 8, Derivative Instruments” in our 2021 Form 10-K for additional information on interest-rate risk management.
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
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
Fair Value Hedge Accounting
As discussed in “Note 1, Summary of Significant Accounting Policies” in our 2021 Form 10-K, we implemented a fair value hedge accounting program in January 2021. Pursuant to this program, we may designate certain interest-rate swaps as hedging instruments in hedges of the change in fair value attributable to the designated benchmark interest rate for certain closed pools of fixed-rate, single-family mortgage loans or our funding debt. For hedged items in qualifying fair value hedging relationships, changes in fair value attributable to the designated risk are recognized as a basis adjustment to the hedged item. We also report changes in the fair value of the derivative hedging instrument in the same condensed consolidated statements of operations and comprehensive income line item used to recognize the earnings effect of the hedged item’s basis adjustment. The objective of our fair value hedges is to reduce GAAP earnings volatility related to changes in benchmark interest rates.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of March 31, 2022			As of December 31, 2021
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$5,527	$—	$—	$4,347	$—	$—
Receive-fixed	44,264	—	(8)	40,686	—	—
Total risk management derivatives designated as hedging instruments	49,791	—	(8)	45,033	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	67,940	—	—	56,817	—	—
Receive-fixed	63,074	—	(2,850)	56,874	—	(1,131)
Basis	24,750	82	—	250	152	—
Foreign currency	326	7	(37)	336	25	(34)
Swaptions:(1)
Pay-fixed	4,241	94	—	4,341	52	(2)
Receive-fixed	1,091	8	(21)	1,091	10	(21)
Total risk management derivatives not designated as hedging instruments	161,422	191	(2,908)	119,709	239	(1,188)
Netting adjustment(2)	—	(109)	2,881	—	(237)	1,173
Total risk management derivatives portfolio	211,213	82	(35)	164,742	2	(15)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	12,107	23	(96)	13,192	17	(5)
Forward contracts to purchase mortgage-related securities	70,751	64	(958)	58,021	83	(34)
Forward contracts to sell mortgage-related securities	107,452	1,652	(87)	111,173	69	(158)
Total mortgage commitment derivatives	190,310	1,739	(1,141)	182,386	169	(197)
Credit enhancement derivatives	21,620	3	(28)	19,256	—	(21)
Derivatives at fair value	$423,143	$1,824	$(1,204)	$366,384	$171	$(233)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.8 billion and $966 million as of March 31, 2022 and December 31, 2021, respectively. Cash collateral received was $45 million and $30 million as of March 31, 2022 and December 31, 2021, respectively.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
We record all gains and losses, including accrued interest, on derivatives while they are not in a qualifying designated hedging relationship in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$2,125	$2,207
Receive-fixed	(2,260)	(1,855)
Basis	(68)	(46)
Foreign currency	(24)	(8)
Swaptions:
Pay-fixed	44	107
Receive-fixed	(3)	(239)
Futures	—	1
Net contractual interest expense on interest-rate swaps	(11)	(11)
Total risk management derivatives fair value gains (losses), net	(197)	156
Mortgage commitment derivatives fair value gains, net	1,572	1,082
Credit enhancement derivatives fair value losses, net	(22)	(90)
Total derivatives fair value gains, net	$1,353	$1,148
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended March 31,
	2022		2021
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$27,142	$(19,940)	$23,353	$(16,817)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(238)	$—	$(36)	$—
Discontinued hedge related basis adjustment amortization	—	—	—	—
Derivatives designated as hedging instruments	227	—	36	—
Interest accruals on hedging instruments	(8)	—	—	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	1,623	—	1,195
Discontinued hedge-related basis adjustment amortization	—	(65)	—	(13)
Derivatives designated as hedging instruments	—	(1,524)	—	(1,214)
Interest accruals on derivative hedging instruments	—	47	—	54
Total effect of fair value hedges	$(19)	$81	$—	$22

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item's cumulative basis adjustments and the closed portfolio balances under the last-of-layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$208,820	$(104)	$(104)	$62,004	$5,379
Debt of Fannie Mae	(76,619)	2,838	2,838	N/A	N/A

	As of December 31, 2021
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$174,080	$134	$134	$56,786	$4,389
Debt of Fannie Mae	(72,174)	1,281	1,281	N/A	N/A
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of March 31, 2022 and December 31, 2021.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Segment Reporting

9.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations. For additional information related to our business segments, including basis of organization and other segment activities, see “Note 10, Segment Reporting” in our 2021 Form 10-K.
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
The following table displays our segment results.

	For the Three Months Ended March 31,
	2022			2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$6,255	$1,144	$7,399	$5,894	$848	$6,742
Fee and other income(2)	61	22	83	62	25	87
Net revenues	6,316	1,166	7,482	5,956	873	6,829
Investment gains (losses), net(3)	(66)	(36)	(102)	64	(19)	45
Fair value gains (losses), net(4)	527	(47)	480	740	44	784
Administrative expenses	(683)	(125)	(808)	(623)	(125)	(748)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	(270)	30	(240)	662	103	765
Foreclosed property income (expense)	34	5	39	17	(12)	5
Total credit-related income (expense)	(236)	35	(201)	679	91	770
TCCA fees(6)	(824)	—	(824)	(731)	—	(731)
Credit enhancement expense(7)	(210)	(68)	(278)	(226)	(58)	(284)
Change in expected credit enhancement recoveries(8)	69	(9)	60	(16)	(15)	(31)
Other expenses, net	(198)	(38)	(236)	(287)	(32)	(319)
Income before federal income taxes	4,695	878	5,573	5,556	759	6,315
Provision for federal income taxes	(986)	(179)	(1,165)	(1,162)	(160)	(1,322)
Net income	$3,709	$699	$4,408	$4,394	$599	$4,993
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Segment Reporting

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
We report the delinquency status of our single-family and multifamily guaranty book of business below. We report loans receiving payment forbearance as delinquent according to the contractual terms of the loans.
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

	As of
	March 31, 2022			December 31, 2021
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.61%	0.16%	0.94%	0.73%	0.16%	1.20%
Percentage of single-family conventional loans based on loan count	0.72	0.19	1.01	0.86	0.20	1.25

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	March 31, 2022		December 31, 2021
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	5%	0.72%	5%	0.88%
90.01% to 100%	2	0.47	2	0.51
Greater than 100%	*	10.86	*	12.41
Geographical distribution:
California	19	0.79	19	1.01
Florida	6	1.21	6	1.59
Illinois	3	1.28	3	1.55
New Jersey	3	1.49	3	1.90
New York	5	1.87	5	2.24
All other states	64	0.95	64	1.16
Vintages:
2004 and prior	1	3.12	1	3.48
2005-2008	2	5.14	2	5.87
2009-2022	97	0.81	97	1.01
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2022 or December 31, 2021.
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

	As of
	March 31, 2022(1)		December 31, 2021(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.02%	0.38%	0.03%	0.42%

	As of
	March 31, 2022		December 31, 2021
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.13%	1%	0.13%
Less than or equal to 80%	99	0.38	99	0.42
Current DSCR below 1.0(4)	2	10.16	2	13.90
(1)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
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

	As of
	March 31, 2022		December 31, 2021
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$176,962		$176,587
Pool mortgage insurance	253		261
Total mortgage insurance risk in force	$177,215	5%	$176,848	5%

The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	March 31, 2022	December 31, 2021
Counterparty:(1)
Arch Capital Group Ltd.	19%	19%
Mortgage Guaranty Insurance Corp.	19	19
Radian Guaranty, Inc.	17	17
Enact Mortgage Insurance Corp.(2)	17	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	11	11
Others	1	1
Total	100%	100%
(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
(2)Genworth Mortgage Insurance Corp. was renamed Enact Mortgage Insurance Corp. effective February 7, 2022.
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of March 31, 2022 and December 31, 2021, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $655 million and $559 million, respectively.
As of March 31, 2022 and December 31, 2021, we had outstanding receivables of $515 million and $533 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of March 31, 2022 and December 31, 2021, we assessed these outstanding receivables for collectability, and established a valuation allowance of $463 million and $479 million, respectively.
Mortgage Servicers and Sellers. Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities, including loss mitigation, on our behalf. Our mortgage servicers and sellers may also be obligated to repurchase loans or real estate owned (“REO”) properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. Our representation and warranty framework does not require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions), and identifies one servicer that serviced 10% or more of our single-family guaranty book of business as of December 31, 2021, based on unpaid principal balance.

	Percentage of Single-Family Guaranty Book of Business
	As of
	March 31, 2022	December 31, 2021
Wells Fargo Bank, N.A. (together with its affiliates)	9%	10%
Remaining top five depository servicers	12	11
Top five non-depository servicers	23	23
Total	44%	44%
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

	Percentage of Multifamily Guaranty Book of Business
	As of
	March 31, 2022	December 31, 2021
Walker & Dunlop, Inc.	13%	12%
Wells Fargo Bank, N.A. (together with its affiliates)	11	11
Remaining top five servicers	24	24
Total	48%	47%

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	102

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
•work with underperforming servicers to improve operational processes; and
•suspend or terminate the selling and servicing relationship if deemed necessary.
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

	As of March 31, 2022
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$191	$(111)	$80		$—	$—	$80
Cleared risk management derivatives	—	2	2		—	—	2
Mortgage commitment derivatives	1,739	—	1,739		(631)	—	1,108
Total derivative assets	1,930	(109)	1,821	(4)	(631)	—	1,190
Securities purchased under agreements to resell or similar arrangements(5)	55,232	—	55,232		—	(55,232)	—
Total assets	$57,162	$(109)	$57,053		$(631)	$(55,232)	$1,190
Liabilities:
OTC risk management derivatives	$(2,916)	$2,916	$—		$—	$—	$—
Cleared risk management derivatives	—	(35)	(35)		—	35	—
Mortgage commitment derivatives	(1,141)	—	(1,141)		631	5	(505)
Total liabilities	$(4,057)	$2,881	$(1,176)	(4)	$631	$40	$(505)

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2021
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$239	$(237)	$2		$—	$—	$2
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	169	—	169		(133)	—	36
Total derivative assets	408	(237)	171	(4)	(133)	—	38
Securities purchased under agreements to resell or similar arrangements(5)	64,843	—	64,843		—	(64,843)	—
Total assets	$65,251	$(237)	$65,014		$(133)	$(64,843)	$38
Liabilities:
OTC risk management derivatives	$(1,188)	$1,183	$(5)		$—	$—	$(5)
Cleared risk management derivatives	—	(10)	(10)		—	10	—
Mortgage commitment derivatives	(197)	—	(197)		133	56	(8)
Total liabilities	$(1,385)	$1,173	$(212)	(4)	$133	$66	$(13)
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
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.0 billion and $2.5 billion as of March 31, 2022 and December 31, 2021, respectively. The fair value of non-cash collateral received was $55.3 billion and $64.9 billion, of which $19.4 billion and $25.6 billion could be sold or repledged as of March 31, 2022 and December 31, 2021, respectively. None of the underlying collateral was sold or repledged as of March 31, 2022 or December 31, 2021.
(4)Excludes derivative assets of $3 million as of March 31, 2022 and derivative liabilities of $28 million and $21 million recognized in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, that were not subject to enforceable master netting arrangements. We had no derivative assets recognized in our condensed consolidated balance sheets as of December 31, 2021 that were not subject to enforceable master netting arrangements.
(5)Includes $23.3 billion and $29.1 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. Includes $14.0 billion and $15.0 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. For a discussion of how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 14, Netting Arrangements” in our 2021 Form 10-K.
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Fair Value
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

	Fair Value Measurements as of March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$1,742	$47	$—	$1,789
Other agency	—	2,710	—	—	2,710
Private-label and other mortgage securities	—	127	—	—	127
Non-mortgage-related securities:
U.S. Treasury securities	79,987	—	—	—	79,987
Other securities	—	16	—	—	16
Total trading securities	79,987	4,595	47	—	84,629
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	58	418	—	476
Other agency	—	12	—	—	12
Alt-A and subprime private-label securities	—	5	—	—	5
Mortgage revenue bonds	—	—	141	—	141
Other	—	4	168	—	172
Total available-for-sale securities	—	79	727	—	806
Mortgage loans	—	3,824	668	—	4,492
Other assets:
Risk management derivatives:
Swaps	—	7	82	—	89
Swaptions	—	102	—	—	102
Netting adjustment	—	—	—	(109)	(109)
Mortgage commitment derivatives	—	1,739	—	—	1,739
Credit enhancement derivatives	—	—	3	—	3
Total other assets	—	1,848	85	(109)	1,824
Total assets at fair value	$79,987	$10,346	$1,527	$(109)	$91,751

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$1,784	$307	$—	$2,091
Of consolidated trusts	—	19,956	161	—	20,117
Total long-term debt	—	21,740	468	—	22,208
Other liabilities:
Risk management derivatives:
Swaps	—	2,895	—	—	2,895
Swaptions	—	21	—	—	21
Netting adjustment	—	—	—	(2,881)	(2,881)
Mortgage commitment derivatives	—	1,141	—	—	1,141
Credit enhancement derivatives	—	—	28	—	28
Total other liabilities	—	4,057	28	(2,881)	1,204
Total liabilities at fair value	$—	$25,797	$496	$(2,881)	$23,412

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents, including restricted cash equivalents(2)	$250	$—	$—	$—	$250
Trading securities:
Mortgage-related securities:
Fannie Mae	—	1,519	57	—	1,576
Other agency	—	2,893	—	—	2,893
Private-label and other mortgage securities	—	137	—	—	137
Non-mortgage-related securities:
U.S. Treasury securities	83,581	—	—	—	83,581
Other securities	—	19	—	—	19
Total trading securities	83,581	4,568	57	—	88,206
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	64	431	—	495
Other agency	—	12	—	—	12
Alt-A and subprime private-label securities	—	3	2	—	5
Mortgage revenue bonds	—	—	144	—	144
Other	—	5	176	—	181
Total available-for-sale securities	—	84	753	—	837
Mortgage loans	—	4,209	755	—	4,964
Other assets:
Risk management derivatives:
Swaps	—	25	152	—	177
Swaptions	—	62	—	—	62
Netting adjustment	—	—	—	(237)	(237)
Mortgage commitment derivatives	—	169	—	—	169
Total other assets	—	256	152	(237)	171
Total assets at fair value	$83,831	$9,117	$1,717	$(237)	$94,428

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$2,008	$373	$—	$2,381
Of consolidated trusts	—	21,640	95	—	21,735
Total long-term debt	—	23,648	468	—	24,116
Other liabilities:
Risk management derivatives:
Swaps	—	1,165	—	—	1,165
Swaptions	—	23	—	—	23
Netting adjustment	—	—	—	(1,173)	(1,173)
Mortgage commitment derivatives	—	197	—	—	197
Credit enhancement derivatives	—	—	21	—	21
Total other liabilities	—	1,385	21	(1,173)	233
Total liabilities at fair value	$—	$25,033	$489	$(1,173)	$24,349
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	106

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2022(1)
	Balance, December 31, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$57	$(6)		$—	$—	$—	$—	$—	$(9)	$5	$47	$(4)	$—
Total trading securities	$57	$(6)	(5)(6)	$—	$—	$—	$—	$—	$(9)	$5	$47	$(4)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$431	$1		$(4)	$—	$—	$—	$(10)	$—	$—	$418	$—	$(3)
Alt-A and subprime private-label securities	2	—		—	—	—	—	—	(2)	—	—	—	—
Mortgage revenue bonds	144	—		—	—	—	—	(3)	—	—	141	—	—
Other	176	(8)		(1)	—	—	—	—	—	1	168	—	(1)
Total available-for-sale securities	$753	$(7)	(6)(7)	$(5)	$—	$—	$—	$(13)	$(2)	$1	$727	$—	$(4)

Mortgage loans	$755	$(25)	(5)(6)	$—	$—	$—	$—	$(41)	$(44)	$23	$668	$(21)	$—
Net derivatives	131	(82)	(5)	—	—	—	—	8	—	—	57	(74)	—

Long-term debt:
Of Fannie Mae	$(373)	$66	(5)	$—	$—	$—	$—	$—	$—	$—	$(307)	$66	$—
Of consolidated trusts	(95)	2	(5)(6)	—	—	—	(86)	18	1	(1)	(161)	2	—
Total long-term debt	$(468)	$68		$—	$—	$—	$(86)	$18	$1	$(1)	$(468)	$68	$—

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2021(1)
	Balance, December 31, 2020	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$94	$(1)		$—	$—	$—	$—	$—	$(7)	$23	$109	$2	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Total trading securities	$95	$(1)	(5)(6)	$—	$—	$—	$—	$—	$(8)	$23	$109	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$195	$—		$(3)	$—	$—	$—	$(3)	$—	$—	$189	$—	$(2)
Alt-A and subprime private-label securities	2	—		(1)	—	—	—	—	—	—	1	—	—
Mortgage revenue bonds	216	—		(1)	—	—	—	(24)	—	—	191	—	—
Other	235	3		3	—	—	—	(11)	—	—	230	—	2
Total available-for-sale securities	$648	$3	(6)(7)	$(2)	$—	$—	$—	$(38)	$—	$—	$611	$—	$—

Mortgage loans	$861	$8	(5)(6)	$—	$—	$—	$—	$(47)	$(23)	$21	$820	$9	$—
Net derivatives	333	(132)	(5)	—	—	—	—	(35)	—	—	166	(167)	—

Long-term debt:
Of Fannie Mae	$(416)	$34	(5)	$—	$—	$—	$—	$—	$—	$—	$(382)	$34	$—
Of consolidated trusts	(83)	1	(5)(6)	—	—	—	—	4	20	—	(58)	—	—
Total long-term debt	$(499)	$35		$—	$—	$—	$—	$4	$20	$—	$(440)	$34	$—
(1)Gains (losses) included in “Other comprehensive loss” are included in “Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes” in our condensed consolidated statements of operations and comprehensive income.
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
(5)Gains (losses) are included in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
(6)Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	108

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

	Fair Value Measurements as of March 31, 2022
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$47	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	380	Consensus
	38	Various
Total agency	418

Mortgage revenue bonds	92	Single Vendor
	49	Various
Total mortgage revenue bonds	141

Other	167	Discounted Cash Flow	Spreads (bps)	200.0	-	515.0	499.8
	1	Various
Total other	168
Total available-for-sale securities	$727

Net derivatives	$82	Dealer Mark
	(25)	Discounted Cash Flow
Total net derivatives	$57

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2021
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$57	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	379	Consensus
	52	Various
Total agency	431

Alt-A and subprime private-label securities	2	Various

Mortgage revenue bonds	94	Single Vendor	Spreads (bps)	9.3	-	49.4	27.2
	50	Various
Total mortgage revenue bonds	144

Other	175	Discounted Cash Flow	Spreads (bps)	409.0	-	443.0	422.0
	1	Various
Total other	176
Total available-for-sale securities	$753

Net derivatives	$152	Dealer Mark
	(21)	Discounted Cash Flow
Total net derivatives	$131
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
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2022 or December 31, 2021. We held $308 million and $38 million in Level 2 assets as of March 31, 2022 and December 31, 2021, respectively, composed of mortgage loans held for sale that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2022 or December 31, 2021.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2022	December 31, 2021
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$499	$201
	Single Vendor	1,514	1,383
Total mortgage loans held for sale, at lower of cost or fair value		2,013	1,584

Single-family mortgage loans held for investment, at amortized cost	Internal Model	1,075	867

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	19	37
	Broker Price Opinion	59	118
	Internal Model	28	23
Total multifamily mortgage loans held for investment, at amortized cost		106	178

Acquired property, net:
Single-family	Accepted Offer	16	13
	Appraisal	84	73
	Internal Model	39	75
	Walk Forward	70	37
	Various	11	11
Total single-family		220	209

Multifamily	Various	—	34
Total nonrecurring assets at fair value		$3,414	$2,872
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2021 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. We made no material changes to the valuation control processes or the valuation techniques for the three months ended March 31, 2022.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	111

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

	As of March 31, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$88,981	$51,656	$37,325	$—	$—	$88,981
Securities purchased under agreements to resell or similar arrangements	17,907	—	17,907	—	—	17,907
Trading securities	84,629	79,987	4,595	47	—	84,629
Available-for-sale securities	806	—	79	727	—	806
Mortgage loans held for sale	5,920	—	1,312	4,996	—	6,308
Mortgage loans held for investment, net of allowance for loan losses	4,044,618	—	3,672,291	192,844	—	3,865,135
Advances to lenders	5,977	—	5,977	—	—	5,977
Derivative assets at fair value	1,824	—	1,848	85	(109)	1,824
Guaranty assets and buy-ups	90	—	—	192	—	192
Total financial assets	$4,250,752	$131,643	$3,741,334	$198,891	$(109)	$4,071,759

Financial liabilities:
Short-term debt:
Of Fannie Mae	$4,045	$—	$4,044	$—	$—	$4,044
Long-term debt:
Of Fannie Mae	176,124	—	178,526	700	—	179,226
Of consolidated trusts	4,028,628	—	3,795,577	33,002	—	3,828,579
Derivative liabilities at fair value	1,204	—	4,057	28	(2,881)	1,204
Guaranty obligations	99	—	—	96	—	96
Total financial liabilities	$4,210,100	$—	$3,982,204	$33,826	$(2,881)	$4,013,149

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	112

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$108,631	$64,531	$44,100	$—	$—	$108,631
Securities purchased under agreements to resell or similar arrangements	20,743	—	20,743	—	—	20,743
Trading securities	88,206	83,581	4,568	57	—	88,206
Available-for-sale securities	837	—	84	753	—	837
Mortgage loans held for sale	5,134	—	178	5,307	—	5,485
Mortgage loans held for investment, net of allowance for loan losses	3,963,108	—	3,796,917	209,090	—	4,006,007
Advances to lenders	8,414	—	8,413	1	—	8,414
Derivative assets at fair value	171	—	256	152	(237)	171
Guaranty assets and buy-ups	92	—	—	207	—	207
Total financial assets	$4,195,336	$148,112	$3,875,259	$215,567	$(237)	$4,238,701

Financial liabilities:
Short-term debt:
Of Fannie Mae	$2,795	$—	$2,795	$—	$—	$2,795
Long-term debt:
Of Fannie Mae	198,097	—	205,142	799	—	205,941
Of consolidated trusts	3,957,299	—	3,951,537	32,644	—	3,984,181
Derivative liabilities at fair value	233	—	1,385	21	(1,173)	233
Guaranty obligations	101	—	—	101	—	101
Total financial liabilities	$4,158,525	$—	$4,160,859	$33,565	$(1,173)	$4,193,251
For a detailed description and classification of our financial instruments, see “Note 15, Fair Value” in our 2021 Form 10-K.
Fair Value Option
We elected the fair value option for loans and debt that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from such instruments.
Interest income for the mortgage loans is recorded in “Interest income: Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense: Long-term debt” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	March 31, 2022			December 31, 2021
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$4,492	$2,091	$20,117	$4,964	$2,381	$21,735
Unpaid principal balance	4,340	1,988	18,758	4,601	2,197	19,314
(1)Includes nonaccrual loans with a fair value of $63 million and $86 million as of March 31, 2022 and December 31, 2021, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2022 and December 31, 2021 was $1 million and $3 million, respectively. Includes loans that are 90 days or more past due with a fair value of $95 million and $125 million as of March 31, 2022 and December 31, 2021, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2022 and December 31, 2021 was $1 million and $6 million, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $191 million for the three months ended March 31, 2022 and gains of $25 million for the three months ended March 31, 2021 from changes in the fair value of loans recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $1.1 billion and $373 million for the three months ended March 31, 2022 and March 31, 2021, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	114

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

In addition to the matters specifically described below, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition.
Senior Preferred Stock Purchase Agreements Litigation
A consolidated class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”) and a non-class action lawsuit, Fairholme Funds v. FHFA, filed by Fannie Mae and Freddie Mac shareholders against us, FHFA as our conservator, and Freddie Mac are pending in the U.S. District Court for the District of Columbia, with trials scheduled to begin on July 11, 2022. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury.
Plaintiffs in these lawsuits filed amended complaints on November 1, 2017 alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, particularly the right to receive dividends. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. Plaintiffs in the class action represent a class of Fannie Mae preferred shareholders and classes of Freddie Mac common and preferred shareholders. On September 28, 2018, the court dismissed all of the plaintiffs’ claims except for their claims for breach of an implied covenant of good faith and fair dealing. On March 21, 2022, we, FHFA and Freddie Mac filed a motion for summary judgment on plaintiffs’ remaining claim and plaintiffs filed a motion for partial summary judgment.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
14. Regulatory Capital Requirements
FHFA published a final rule establishing a new enterprise regulatory capital framework for the GSEs in December 2020. FHFA published a final rule amending the enterprise regulatory capital framework in March 2022. We refer to the rule’s requirements, as amended, as the “enterprise regulatory capital framework.” The enterprise regulatory capital framework establishes new supplemental leverage and risk-based capital requirements for the GSEs. Under the leverage capital requirements, we must maintain a tier 1 capital ratio of 2.5% of adjusted total assets. Under the risk-based capital requirements, we must maintain minimum common equity tier 1 capital, tier 1 capital, and adjusted total capital ratios of 4.5%, 6%, and 8%, respectively, of risk-weighted assets. The enterprise regulatory capital framework requires substantially higher levels of capital than the previously applicable statutory minimum capital requirement.
Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
The enterprise regulatory capital framework provides a granular assessment of credit risk specific to different mortgage loan categories, as well as components for market risk and operational risk. The enterprise regulatory capital framework includes the following requirements:
•Supplemental capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators’ regulatory capital framework. The enterprise regulatory capital framework specifies complementary leverage and risk-based requirements, which together determine the requirements for each tier of capital;
•A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored. The prescribed capital buffers represent the amount of capital we are required to hold above the minimum leverage and risk-based capital requirements.
◦The prescribed leverage buffer amount (“PLBA”) represents the amount of tier 1 capital we are required to hold above the minimum tier 1 leverage capital requirement;
◦The risk-based capital buffers consist of three separate components: a stability capital buffer, a stress capital buffer, and a countercyclical capital buffer. Taken together, these risk-based buffers comprise the prescribed capital conservation buffer amount (“PCCBA”). The PCCBA must be comprised entirely of common equity tier 1 capital; and
•Specific minimum percentages, or “floors,” on the risk-weights applicable to single-family and multifamily exposures, as well as retained portions of credit risk transfer transactions.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	115

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 2 to the table. Because of these exclusions, we had a deficit in available capital as of March 31, 2022, even though we had positive net worth under GAAP of $51.8 billion as of March 31, 2022.
As of March 31, 2022, we had a $272 billion shortfall of our available capital (deficit) as shown in the table below to the adjusted total capital requirement (including buffers) of $190 billion under the standardized approach of the rule. As of March 31, 2022, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the rule.

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2022(1)
(Dollars in billions)
Adjusted total assets	$4,529
Risk-weighted assets	1,391

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(4)	Available Capital (Deficit) Ratio(3)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)(3)
Risk-based capital:
Total capital(5)	$(63)	$111	$111	(4.5)%	8.0%	8.0%
Common equity tier 1 capital	(101)	63	142	(7.3)	4.5	10.2
Tier 1 capital	(82)	83	162	(5.9)	6.0	11.6
Adjusted total capital	(82)	111	190	(5.9)	8.0	13.6
Leverage capital:
Core capital(6)	(69)	113	113	(1.5)	2.5	2.5
Tier 1 capital	(82)	113	136	(1.8)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of March 31, 2022, this resulted in the full deduction of deferred tax assets ($13.1 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
(3)Available capital (deficit) as a percentage of risk-weighted assets. Ratios are negative because we had a deficit in available capital for each tier of capital.
(4)The applicable buffer for common equity tier 1 capital, tier 1 capital, and adjusted total capital is the PCCBA, comprised of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The applicable buffer for tier 1 capital (leverage based) is the PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The 2022 stability capital buffer is calculated by multiplying a factor determined based on our share of mortgage debt outstanding by adjusted total assets as of December 31, 2020. The prescribed leverage buffer for 2022 is set at 50% of the 2022 stability buffer. Going forward the stability buffer and the prescribed leverage buffer will be updated with an effective date that depends on whether the stability capital buffer increases or decreases relative to the previously calculated value.
(5)The sum of (a) core capital (see definition in footnote 6 below); and (b) a general allowance for foreclosure losses, which (i) shall include an allowance for portfolio mortgage losses, an allowance for non-reimbursable foreclosure costs on government claims, and an allowance for liabilities reflected on the balance sheet for estimated foreclosure losses on mortgage-backed securities; and (ii) shall not include any reserves made or held against specific assets; and (c) any other amounts from sources of funds available to absorb losses that the Director of FHFA by regulation determines are appropriate to include in determining total capital.
(6)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income or (b) senior preferred stock.
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of March 31, 2022 was 0%. While it is not applicable until we are required to comply with the capital requirements under the enterprise regulatory capital framework, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer.

Fannie Mae (In conservatorship) First Quarter 2022 Form 10-Q	116

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2022, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2022 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2022 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2022 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2022 and as of the date of filing this report:
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

Fannie Mae First Quarter 2022 Form 10-Q	117

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2022 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2022 (“First Quarter 2022 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2022 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the First Quarter 2022 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2022 Form 10-Q and had no objection to our filing the First Quarter 2022 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting from January 1, 2022 through March 31, 2022 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•Overview. In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes and updating existing systems.
•Implementation of new enterprise resource planning solution. In January 2022, we implemented a new multifaceted enterprise resource planning solution, which included our general ledger and other corporate accounting functions. This implementation resulted in considerable changes to our processes and control environment, including significant modifications to existing applications, interfaces and reports. The new general ledger was used during the first quarter of 2022, and the new and modified processes and controls

Fannie Mae First Quarter 2022 Form 10-Q	118

Controls and Procedures

implemented as part of the new general ledger were used to prepare our condensed consolidated financial statements for the first quarter of 2022 included in this report. We will continue to monitor and test these new and modified controls for adequate design and operating effectiveness.

Fannie Mae First Quarter 2022 Form 10-Q	119

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2021 Form 10-K. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2018, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after December 31, 2021 are as follows:
District of Columbia. Fannie Mae is a defendant in two cases pending in the U.S. District Court for the District of Columbia, including a consolidated class action. In both cases, Fannie Mae and Freddie Mac stockholders filed amended complaints on November 1, 2017 against us, FHFA as our conservator and Freddie Mac. On September 28, 2018, the court dismissed all of the plaintiffs’ claims in these cases, except for their claims for breach of an implied covenant of good faith and fair dealing. Trials in these cases are scheduled to begin on July 11, 2022. Both cases are described in “Note 13, Commitments and Contingencies.”
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
On June 23, 2021, the U.S. Supreme Court held that FHFA did not exceed its statutory powers as conservator when it agreed to the net worth sweep dividend provisions of the third amendment to the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act of 2008 that restricts the President’s power to remove the FHFA Director without cause violates the Constitution’s separation of powers and, thus, the FHFA Director may be removed by the President for any reason. The court rejected plaintiffs’ request to rescind the third amendment to the senior preferred stock purchase agreements. However, the Supreme Court remanded the case to the Fifth Circuit for further proceedings on the sole issue of whether the stockholders suffered compensable harm related to the constitutional claim during the limited time-period when a Senate-confirmed FHFA Director was in office. On March 4, 2022, the Fifth Circuit remanded the case to the district court for further proceedings on the compensable harm issue.
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

Fannie Mae First Quarter 2022 Form 10-Q	120

Other Information

Circuit affirmed in part and reversed in part the district court’s ruling and remanded the case to the district court to determine whether the stockholders suffered compensable harm and are entitled to retrospective relief. On January 26, 2022, plaintiffs filed an amended complaint. On March 11 and March 14, 2022, Treasury and FHFA each filed motions to dismiss the new complaint.
Eastern District of Pennsylvania. On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018.
U.S. Court of Federal Claims. Numerous cases are pending against the United States in the U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in four of these cases: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; Perry Capital LLC v. United States of America, filed on August 15, 2018; and Fairholme Funds Inc. v. United States, which was originally filed on July 9, 2013, and amended publicly to include Fannie Mae as a nominal defendant on October 2, 2018. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter, Perry Capital and Fairholme Funds plaintiffs are pursuing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. The Perry Capital and Fairholme Funds plaintiffs allege similar breach of contract claims, as well as direct and derivative breach of fiduciary duty claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter, Perry Capital and Fairholme Funds seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher, Rafter and Fairholme Funds cases on August 1, 2018. On December 6, 2019, the court entered an order in the Fairholme Funds case that granted the government’s motion to dismiss all the direct claims but denied the motion as to all of the derivative claims brought on behalf of Fannie Mae. On June 18, 2020, the U.S. Court of Appeals for the Federal Circuit agreed to hear the appeal of the court’s December 6, 2019 order. In the Fisher case, the court denied the government’s motion to dismiss on May 8, 2020 and, on August 21, 2020, the Federal Circuit denied the Fisher plaintiffs’ request for interlocutory appeal. On February 22, 2022, in the Fairholme Funds case, the Federal Circuit affirmed the dismissal of the plaintiffs’ direct claims, but reversed the U.S. Court of Federal Claims’ ruling on plaintiffs’ derivative claims, holding that those claims should also be dismissed.
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2021 Form 10-K. This section supplements and updates that discussion. Also refer to “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2021 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the sections of this report and our 2021 Form 10-K identified above are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial.
Our business and financial results are affected by general economic conditions, including home prices and employment trends, and changes in economic conditions or financial markets may materially adversely affect our business and financial condition.
In general, a prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Our business is significantly affected by the status of the U.S. economy, including home prices and employment trends, as well as economic output levels, interest and inflation rates, and shifts in fiscal and monetary policies. As described in “MD&A—Key Market Economic Indicators” in this report, we currently expect that a modest recession is likely to occur after this year, most likely in the second half of 2023, resulting in an increase in the unemployment rate. We also expect slower home price growth in the second half of 2022 and in 2023 and that some regions of the country may experience home price declines in 2023.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in November 2021 and concluded its asset purchase program in March 2022. In March 2022, the Federal Reserve stated that it would reinvest principal

Fannie Mae First Quarter 2022 Form 10-Q	121

Other Information

payments from its holdings of both agency debt and agency mortgage-backed securities into agency mortgage-backed securities, and that it expects to begin reducing its holdings of agency debt and agency mortgage-backed securities. In March 2022, the Federal Reserve also raised the target range for the federal funds rate for the first time since 2018, and stated that it anticipates that ongoing increases in the target range will be appropriate. Mortgage interest rates have risen significantly following the Federal Reserve’s actions in March 2022 and may increase further. We expect the increase in mortgage interest rates will lead to a slowdown in housing demand. A slowdown in housing demand would likely reduce our business volume, demand for our mortgage-backed securities, and the pace of home price appreciation, which could adversely affect our results of operations, net worth and financial condition.
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
Volatility or uncertainty in global or domestic political conditions also can significantly affect economic conditions and financial markets. Global or domestic political unrest also could affect economic growth and financial markets. For example, the Russian invasion of Ukraine and related economic sanctions imposed on Russia, as well as any further actions by Russia, the United States or others relating to this conflict, may further impact the global economy and financial markets, which could further increase inflationary pressure and interest rates, as well as negatively affect economic growth and result in disruptions in the financial markets. We describe in “Risk Factors” in our 2021 Form 10-K the risks to our business posed by changes in interest rates and changes in spreads. In addition, future changes or disruptions in financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” in our 2021 Form 10-K. During the quarter ended March 31, 2022, we did not sell any equity securities.
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

Fannie Mae First Quarter 2022 Form 10-Q	122

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2022.
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
Restrictions Under Senior Preferred Stock Purchase Agreement and Senior Preferred Stock. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, the provisions of the senior preferred stock provide for dividends each quarter through and including the capital reserve end date in the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount is the amount of adjusted total capital necessary for us to meet the capital requirements and buffers set forth in the enterprise regulatory capital framework. The capital reserve end date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework. After the capital reserve end date, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. As a result, our ability to retain earnings in excess of the capital requirements and buffers set forth in the enterprise regulatory capital framework will be limited. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” in our 2021 Form 10-K.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae First Quarter 2022 Form 10-Q	123

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Fourth Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC, dated as of January 21, 2021
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae First Quarter 2022 Form 10-Q	124

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ David C. Benson
David C. Benson President and Interim Chief Executive Officer
Date: May 3, 2022

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: May 3, 2022

Fannie Mae First Quarter 2022 Form 10-Q	125