Form 10-Q
period 2022-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2022-07-29
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of July 15, 2022, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Second Quarter 2022 Form 10-Q	i

Fannie Mae Second Quarter 2022 Form 10-Q	ii

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
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States, with $4.3 trillion in assets as of June 30, 2022. Organized as a government-sponsored entity, Fannie Mae is a shareholder-owned corporation. Our charter is an act of Congress, which establishes that our purposes are to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. We were initially established in 1938.
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

Fannie Mae Second Quarter 2022 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Summary of Our Financial Performance

•Net revenues decreased $0.5 billion in the second quarter of 2022 compared with the second quarter of 2021, primarily due to lower amortization income as a result of a higher interest rate environment in the second quarter of 2022, which slowed refinancing activity driving lower prepayment volumes. This was partially offset by higher base guaranty fee income due to higher average charged guaranty fees and an increase in the size of our guaranty book of business, as well as an increase in income from portfolios primarily due to higher yields on assets in our other investments portfolio in the second quarter of 2022 compared with the second quarter of 2021.
•Net income decreased $2.5 billion in the second quarter of 2022 compared with the second quarter of 2021, driven primarily by a shift to credit-related expense in the second quarter of 2022 from credit-related income in the second quarter of 2021.
•Net worth increased to $56.4 billion as of June 30, 2022 from $51.8 billion as of March 31, 2022. The increase is attributable to $4.6 billion of comprehensive income for the second quarter of 2022.

Fannie Mae Second Quarter 2022 Form 10-Q	2

MD&A | Executive Summary

•Net revenues increased by $0.2 billion, in the first half of 2022 compared with the first half of 2021, primarily due to higher base guaranty fee income driven by higher average charged guaranty fees and an increase in the size of our guaranty book of business, as well as higher income from portfolios. This was partially offset by lower amortization income as a result of a higher interest rate environment in the first half of 2022, which slowed refinancing activity driving lower prepayment volumes.
•Net income decreased $3.1 billion in the first half of 2022 compared with the first half of 2021, primarily driven by a shift to credit-related expense in the first half of 2022 from credit-related income in the first half of 2021.
•Net worth increased to $56.4 billion as of June 30, 2022 from $47.4 billion as of December 31, 2021. The increase is attributable to $9.1 billion of comprehensive income for the first half of 2022.

Financial Performance Outlook
We expect lower amortization income in 2022 compared with 2021, driven by reduced refinancing activity due to a higher mortgage interest-rate environment in 2022. In addition, we expect modest credit-related expense in 2022 compared with significant credit-related income in 2021. We expect those factors to result in lower net income in 2022 compared with 2021. See “Key Market Economic Indicators” for a discussion of how home prices, interest rates and other macroeconomic factors can affect our financial results.

Fannie Mae Second Quarter 2022 Form 10-Q	3

MD&A | Executive Summary
Liquidity Provided in the First Half of 2022
Through our single-family and multifamily business segments, we provided $447 billion in liquidity to the mortgage market in the first half of 2022, enabling the financing of approximately 1.7 million home purchases, refinancings and rental units.
Fannie Mae Provided $447 Billion in Liquidity in the First Half of 2022

Unpaid Principal Balance	Units

$215B	646K Single-Family Home Purchases

$197B	727K Single-Family Refinancings

$35B	292K Multifamily Rental Units

We continued our commitment to green financing in the first half of 2022, issuing a total of $5.2 billion in multifamily green MBS, $767 million in single-family green MBS, and $781 million in multifamily green resecuritizations. We also issued $4.7 billion in multifamily social MBS and $381 million in multifamily social resecuritizations in the first half of 2022. These green and social bonds were issued in alignment with our Sustainable Bond Framework, which guides our issuances of sustainable debt bonds and sustainable MBS that support energy and water efficiency and housing affordability.
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Legislation and Regulation” in our 2021 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2022 (“First Quarter 2022 Form 10-Q”). Also see “Risk Factors” in our 2021 Form 10-K and in this report for discussions of risks relating to legislative and regulatory matters.
Equitable Housing Finance Plan
In June 2022, we released our first Equitable Housing Finance Plan, which provides a three-year roadmap for our actions to advance equity in housing finance by working to remove barriers to affordable rental housing and homeownership experienced by members of underserved populations, particularly racial and ethnic groups with a significant homeownership rate disparity. Fannie Mae's Equitable Housing Finance Plan focuses on empowering Black renters and homeowners in three key areas:
•Housing Preparation: Helping Black consumers prepare early for sustainable homeownership and access to quality rental housing through credit building and financial education.
•Buying or Renting: Removing unnecessary obstacles Black people face in shopping for, acquiring, renting, or mortgaging a home.
•Moving in and Maintaining: Enhancing sustainable homeownership so that renters and homeowners can withstand disruptions or temporary hardships and remain stably housed.
We are focusing in this initial plan on the needs of Black homeowners and renters, a population for whom inequities caused by past discriminatory housing practices are particularly profound. While our solutions seek to address the effects of discrimination against Black homeowners and renters, we expect they will benefit borrowers and renters in all populations. In the future, we expect to expand the focus of our equitable housing efforts to address challenges faced by other populations who have been historically underserved by the housing finance system, including Latino homeowners and renters.
Amendment to Enterprise Regulatory Capital Framework: Public Disclosure
In June 2022, FHFA published a final rule amending the enterprise regulatory capital framework by introducing new public disclosure requirements. The requirements include quarterly quantitative and annual qualitative disclosures

Fannie Mae Second Quarter 2022 Form 10-Q	4

MD&A | Legislation and Regulation
related to risk management, corporate governance, capital structure, and capital requirements and buffers under the framework’s standardized approach. We expect to provide our first reporting under the rule, based on data as of December 31, 2022, in February 2023.
Amendment to Enterprise Regulatory Capital Framework: Annual Capital Plans
In June 2022, FHFA published a final rule that requires us to submit annual capital plans to FHFA and provide prior notice for certain capital actions. The rule also incorporates the determination of the stress capital buffer into the capital planning process.
The final rule mandates that our capital plans include:
•an assessment of the expected sources and uses of capital over the planning horizon;
•estimates of projected revenues, expenses, losses, reserves, and pro forma capital levels under a range of scenarios;
•a description of all planned capital actions over the planning horizon;
•a discussion of how we will, under expected and stressful conditions, maintain capital commensurate with the business risks and continue to serve the housing market; and
•a discussion of any expected changes to our business plan that are likely to have a material impact on our capital adequacy or liquidity.
The rule requires that we submit our first capital plan by May 20, 2023.
Upfront Fee for Commingled Securities and Review of the Enterprise Regulatory Capital Framework
On June 14, 2022, we announced a new upfront fee of 50 basis points to create structured securities that include Freddie Mac securities, effective July 1, 2022. We imposed the fee to partially address the cost of capital we are required to hold to guarantee Freddie Mac’s securities. Freddie Mac imposed a similar fee.
On June 23, 2022, FHFA Director Sandra L. Thompson issued a statement regarding the fees in which she affirmed FHFA’s ongoing commitment to Uniform Mortgage-Backed Securities, or UMBS®, the common mortgage-backed securities issued by both Fannie Mae and Freddie Mac. In her statement, Director Thompson indicated that FHFA would continue to monitor UMBS and the to-be-announced (“TBA”) market to ensure they function as intended and that FHFA would continue regular engagement with stakeholders. On June 30, 2022, FHFA issued a follow-up statement indicating that, in light of extensive engagement with mortgage market participants since the announcement of the fee and FHFA’s ongoing commitment to UMBS, FHFA would explore alternatives to ensure the long-term viability of UMBS, including conducting a review of the enterprise regulatory capital framework in the near-term to ensure the framework appropriately reflects the risks of commingled securities. For additional information about UMBS and our structured securities that include Freddie Mac securities, please see “Guaranty Book of Business” in this report and “Business—Mortgage Securitizations—Uniform Mortgage-Backed Securities, or UMBS” in our 2021 Form 10-K.
Appointment of FHFA Director
On June 22, 2022, Sandra L. Thompson was sworn in as the Director of FHFA, following confirmation of her appointment by the Senate in May. Director Thompson had been the Acting Director of FHFA since June 2021.
LIBOR Transition: Proposed Federal Rulemaking
On July 19, 2022, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) published proposed regulations that provide default rules for certain contracts that use LIBOR as the benchmark reference interest rate. The proposed rules implement the “Adjustable Interest Rate (LIBOR) Act” (the “LIBOR Act”), which President Biden signed into law in March 2022. The LIBOR Act establishes a clear and uniform process for replacing LIBOR as the benchmark reference interest rate in existing contracts that do not contain a clearly defined or practicable replacement benchmark rate for when LIBOR is discontinued. LIBOR is currently expected to no longer be published after June 30, 2023. Under the proposed rules, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended, to instead reference the benchmark interest rate identified by the Federal Reserve in the proposal.
The replacement benchmark rates identified by the Federal Reserve in the proposal are based on the Secured Overnight Financing Rate (“SOFR”) and include appropriate “tenor spread adjustments” to reflect historical spreads between LIBOR and SOFR. The proposal provides for separate replacement benchmark rates for derivatives transactions, consumer loans, contracts where a government-sponsored entity is a party, and all other affected

Fannie Mae Second Quarter 2022 Form 10-Q	5

MD&A | Legislation and Regulation
contracts. For our LIBOR derivatives trades that mature after June 2023, the related contracts provide that LIBOR will be replaced with SOFR once LIBOR ceases to be published, and these contract provisions are the same as the replacement provisions contained in the proposed rules. For consumer loans, such as single-family adjustable-rate mortgage loans and related MBS, the Federal Reserve has proposed as the LIBOR benchmark replacement (1) a term SOFR rate with the same term as the LIBOR rate that is being replaced (such as 12-month term SOFR to replace 12-month term LIBOR) plus (2) the applicable tenor spread adjustment specified in the proposed rules. For non-consumer contracts where Fannie Mae is a party, such as our multifamily loans and securities, Connecticut Avenue Securities® and REMIC securities, the Federal Reserve has proposed as the LIBOR benchmark replacement (1) the 30-day average SOFR rate plus (2) the applicable tenor spread adjustment specified in the proposed rules. Comments on the proposed rule are due 30 days after the proposed regulations are published in the Federal Register.
The LIBOR Act establishes a safe harbor for market participants that act in accordance with such legislation, shielding them from litigation for selecting and implementing the Federal Reserve-identified replacement rate and related conforming changes. The LIBOR Act and the proposed rule, if adopted as proposed, reduce the risks to us associated with the approaching cessation of LIBOR.
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
Selected Benchmark Interest Rates

5.70%
4.38%
3.13%
3.02%
3.09%
3.01%
1.83%
1.57%
2.29%
1.47%
1.43%
0.66%
1.50%
0.64%
0.15%
0.30%
0.10%
0.05%
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
30-year FRM rate¹
30-year Fannie Mae MBS par coupon rate²
10-year Treasury rate²
10-year swap rate²
3-month London Inter-Bank Offered Rate (LIBOR)²
Secured Overnight Financing Rate (SOFR)³

(1)Refers to the U.S. weekly average fixed-rate mortgage rate according to Freddie Mac's Primary Mortgage Market Survey®. These rates are reported using the latest available data for a given period.
(2)According to Bloomberg.
(3)Refers to the daily rate per the Federal Reserve Bank of New York.

Fannie Mae Second Quarter 2022 Form 10-Q	6

MD&A | Key Market Economic Indicators
How Interest Rates Can Affect Our Financial Results
•Net interest income. In a rising interest-rate environment, our other investments portfolio and certain mortgage-related assets earn more interest income while our mortgage loans tend to prepay more slowly. We amortize various cost basis adjustments over the life of the mortgage loan, including those relating to loan-level price adjustments we receive as upfront fees at the time we acquire single-family loans. As a result, any prepayment of a loan results in an accelerated realization of those upfront fees as income. Therefore, as loan prepayments slow, the accelerated realization of amortization income also slows. Conversely, in a declining interest-rate environment, our other investments portfolio and certain mortgage-related assets earn less interest income while our mortgage loans tend to prepay faster, typically resulting in the opposite trend of higher net amortization income from cost basis adjustments on mortgage loans and related debt.
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
•Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our loans, which generally increases the expected impairment and provision for credit losses on loans, particularly those modified in troubled debt restructuring (“TDR”) arrangements. Decreases in mortgage interest rates tend to shorten the expected lives of our loans, which reduces the impairment and provision for credit losses on such loans. See “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Note 1, Summary of Significant Accounting Policies” for additional information on our adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on January 1, 2022, resulting in the prospective discontinuation of TDR accounting, and its impact on our financial results.

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

Fannie Mae Second Quarter 2022 Form 10-Q	7

MD&A | Key Market Economic Indicators
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
•Home price growth in the first half of 2022 was driven by low levels of housing supply relative to the level of demand. We believe some of this demand was driven by home buyers accelerating home purchases in the first quarter in anticipation of mortgage interest-rate increases.
•Our most recent forecast of home price growth is that it will slow from an estimated annual growth rate of 18.9% in 2021 to 16.0% in 2022, with most of this growth having already occurred in the first half of the year. Some recent market indicators suggest that home price growth may be moderating at a faster pace than indicated by our home price forecast. We expect slower home price growth in the second half of 2022 and in 2023, driven by elevated mortgage interest rates, a slowing economy and reduced affordability, especially for low- and moderate-income borrowers. Some regions of the country may also experience home price declines in the latter half of 2022.
New Housing Starts(1)

8.1%
(0.7)%
9.4%
4.7%
8.4%
(2.3)%
(3.0)%
6.0%
1.4%
(9.5)%
1,591
1,569
1,679
1,720
1,651
479
465
509
533
577
1,112
1,104
1,170
1,187
1,074
2Q21
3Q21
4Q21
1Q22
2Q22
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

Fannie Mae Second Quarter 2022 Form 10-Q	8

MD&A | Key Market Economic Indicators
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
•We expect that elevated mortgage rates leading to diminished home purchase affordability, alongside slowing economic growth, will constrain home sales through the remainder of 2022. Additionally, the pace of new construction continues to be affected by supply chain disruptions and labor shortages. Given these constraints, we expect both single-family home sales and housing starts to decline in 2022 compared with 2021.
GDP, Unemployment Rate and Personal Consumption

11.0%
41.4%
33.8%
7.9%
6.7%
6.0%
5.9%
4.7%
3.9%
3.6%
3.6%
3.4%
4.5%
11.4%
6.3%
12.0%
6.7%
2.0%
2.3%
2.5%
6.9%
1.8%
(1.6)%
1.0%
(0.9)%
(33.4)%
(31.2)%
2Q20
3Q20
4Q20
1Q21
2Q21
3Q21
4Q21
1Q22
2Q22
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

Fannie Mae Second Quarter 2022 Form 10-Q	9

MD&A | Key Market Economic Indicators
This reduction in consumption then accelerates the slowdown. An economic slowdown can lead to employment losses, impairing the ability of borrowers and renters to meet mortgage and rental payments, thus causing loan delinquencies to rise. Home sales and mortgage originations also typically fall in a slowing economy.
•While GDP declined in the first half of 2022, we currently expect modest GDP growth for the remainder of the year, resulting in minimal GDP growth for 2022. We expect that a modest recession is likely to occur beginning in the first quarter of 2023, resulting in an increase in the unemployment rate. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, the speed at which expected monetary policy tightening is adjusted, the impact of the Russian war in Ukraine on the global economy, the continuance of supply chain disruptions, the degree to which labor supply expands, and other potential impacts of the continued COVID-19 pandemic.
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

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2022	2021	Variance	2022	2021	Variance
	(Dollars in millions)
Net interest income	$7,808	$8,286	$(478)	$15,207	$15,028	$179
Fee and other income	81	103	(22)	164	190	(26)
Net revenues	7,889	8,389	(500)	15,371	15,218	153
Investment gains (losses), net	(49)	646	(695)	(151)	691	(842)
Fair value gains (losses), net	529	(446)	975	1,009	338	671
Administrative expenses	(795)	(746)	(49)	(1,603)	(1,494)	(109)
Credit-related income (expense):
Benefit (provision) for credit losses	(218)	2,588	(2,806)	(458)	3,353	(3,811)
Foreclosed property income (expense)	(33)	(41)	8	6	(36)	42
Total credit-related income (expense)	(251)	2,547	(2,798)	(452)	3,317	(3,769)
TCCA fees(1)	(841)	(758)	(83)	(1,665)	(1,489)	(176)
Credit enhancement expense(2)	(332)	(274)	(58)	(610)	(558)	(52)
Change in expected credit enhancement recoveries(3)	(47)	(44)	(3)	13	(75)	88
Other expenses, net(4)	(228)	(280)	52	(464)	(599)	135
Income before federal income taxes	5,875	9,034	(3,159)	11,448	15,349	(3,901)
Provision for federal income taxes	(1,222)	(1,882)	660	(2,387)	(3,204)	817
Net income	$4,653	$7,152	$(2,499)	$9,061	$12,145	$(3,084)
Total comprehensive income	$4,649	$7,120	$(2,471)	$9,050	$12,086	$(3,036)
(1)TCCA fees refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we remit to Treasury. For more information on TCCA fees, see “Note 1, Summary of Significant Accounting Policies—Related Parties—Transactions with Treasury.”
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

Fannie Mae Second Quarter 2022 Form 10-Q	10

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

Fannie Mae Second Quarter 2022 Form 10-Q	11

MD&A | Consolidated Results of Operations
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$4,078	$3,420	$658	$7,975	$6,617	$1,358
Base guaranty fee income related to TCCA fees(2)	841	758	83	1,665	1,489	176
Net amortization income(3)	2,121	3,736	(1,615)	4,495	6,262	(1,767)
Total net interest income from guaranty book of business	7,040	7,914	(874)	14,135	14,368	(233)
Net interest income from portfolios(4)	711	306	405	953	572	381
Income from hedge accounting	57	66	(9)	119	88	31
Total net interest income	$7,808	$8,286	$(478)	$15,207	$15,028	$179

Income from hedge accounting included in net interest income:
Fair value gains (losses) on designated risk management derivatives in fair value hedges	$(231)	$317	$(548)	$(1,528)	$(861)	$(667)
Fair value gains (losses) on hedged mortgage loans held for investment and debt of Fannie Mae(5)	404	(284)	688	1,789	875	914
Contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments	(2)	54	(56)	37	108	(71)
Discontinued hedge-related basis adjustment amortization	(114)	(21)	(93)	(179)	(34)	(145)
Total income from hedge accounting in net interest income	$57	$66	$(9)	$119	$88	$31
(1)Excludes revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(2)Represents revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(3)Net amortization income refers primarily to the amortization of premiums and discounts on mortgage loans and debt of consolidated trusts. These cost basis adjustments represent the difference between the initial fair value and the carrying value of these instruments as well as upfront fees we receive at the time of loan acquisition. It does not include the amortization of cost basis adjustments resulting from hedge accounting, which is included in income from hedge accounting.
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

Fannie Mae Second Quarter 2022 Form 10-Q	12

MD&A | Consolidated Results of Operations
Net interest income decreased in the second quarter of 2022 compared with the second quarter of 2021, primarily as a result of lower net amortization income, partially offset by higher base guaranty fee income and higher income from portfolios. Net interest income increased in the first half of 2022 compared with the first half of 2021, primarily as a result of higher base guaranty fee income and higher income from portfolios, partially offset by lower net amortization income. More specifically, our net interest income was impacted in the periods by:
•Lower net amortization income. Throughout the second quarter and first half of 2022, we were in a higher interest-rate environment and observed lower volumes of refinancing activity compared with the second quarter and first half of 2021, which drove fewer prepayments. Lower prepayment volumes result in a slower turnover of our book of business. As a result, we had lower amortization income in the second quarter and first half of 2022 compared with the second quarter and first half of 2021, with most of the decrease in amortization income occurring in the second quarter of 2022.
•Higher base guaranty fee income. An increase in the size of our guaranty book of business combined with higher average charged guaranty fees were the primary drivers of the increase in base guaranty fee income for the second quarter and first half of 2022 compared with the second quarter and first half of 2021.
•Higher income from portfolios. Higher income from portfolios in the second quarter and first half of 2022 compared with the second quarter and first half of 2021, was primarily driven by higher yields on assets in our other investments portfolio as a result of increases in interest rates as well as a decrease in interest expense on our funding debt due to a decrease in the average outstanding balance.
We expect refinancing activity to be significantly lower throughout 2022 compared with 2021 levels as we expect interest rates to remain elevated throughout 2022, resulting in fewer borrowers who may benefit from refinancing. As a result, we expect lower amortization income in 2022 compared with 2021.

Fannie Mae Second Quarter 2022 Form 10-Q	13

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$63,702	$945	5.93%	$99,364	$782	3.15%
Mortgage loans of consolidated trusts	4,021,070	28,137	2.80	3,712,015	24,150	2.60
Total mortgage loans(2)	4,084,772	29,082	2.85	3,811,379	24,932	2.62
Mortgage-related securities	4,994	34	2.72	6,637	42	2.53
Non-mortgage-related securities(3)	131,686	284	0.86	132,921	98	0.29
Securities purchased under agreements to resell	16,171	28	0.69	61,428	4	0.03
Advances to lenders	5,508	27	1.96	7,910	31	1.57
Total interest-earning assets	$4,243,131	$29,455	2.78%	$4,020,275	$25,107	2.50%
Interest-bearing liabilities:
Short-term funding debt	$3,125	$(5)	0.64%	$3,790	$(1)	0.11%
Long-term funding debt	143,064	(539)	1.51	246,045	(673)	1.09
CAS debt	10,046	(128)	5.10	14,321	(149)	4.16
Total debt of Fannie Mae	156,235	(672)	1.72	264,156	(823)	1.25
Debt securities of consolidated trusts held by third parties	4,024,468	(20,975)	2.08	3,742,947	(15,998)	1.71
Total interest-bearing liabilities	$4,180,703	$(21,647)	2.07%	$4,007,103	$(16,821)	1.68%
Net interest income/net interest yield		$7,808	0.74%		$8,286	0.81%

Fannie Mae Second Quarter 2022 Form 10-Q	14

MD&A | Consolidated Results of Operations

	For the Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$65,006	$1,574	4.84%	$103,372	$1,607	3.11%
Mortgage loans of consolidated trusts	3,983,347	54,650	2.74	3,658,573	46,678	2.55
Total mortgage loans(2)	4,048,353	56,224	2.78	3,761,945	48,285	2.57
Mortgage-related securities	5,234	57	2.18	7,018	84	2.39
Non-mortgage-related securities(3)	141,707	427	0.60	148,576	215	0.29
Securities purchased under agreements to resell	18,260	34	0.37	60,769	12	0.04
Advances to lenders	6,233	53	1.69	9,438	73	1.54
Total interest-earning assets	$4,219,787	$56,795	2.69%	$3,987,746	$48,669	2.44%
Interest-bearing liabilities:
Short-term funding debt	$4,019	$(6)	0.30%	$6,768	$(4)	0.12%
Long-term funding debt	158,158	(1,089)	1.38	252,853	(1,433)	1.13
CAS debt	10,444	(247)	4.73	14,561	(302)	4.15
Total debt of Fannie Mae	172,621	(1,342)	1.55	274,182	(1,739)	1.27
Debt securities of consolidated trusts held by third parties	3,995,645	(40,246)	2.01	3,693,674	(31,902)	1.73
Total interest-bearing liabilities	$4,168,266	$(41,588)	2.00%	$3,967,856	$(33,641)	1.70%
Net interest income/net interest yield		$15,207	0.72%		$15,028	0.75%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Average balance includes mortgage loans on nonaccrual status. Interest income from yield maintenance revenue and the amortization of loan fees, primarily consisting of upfront cash fees, was $1.4 billion and $3.2 billion, respectively, for the second quarter of 2022 and first half of 2022, compared with $2.4 billion and $4.9 billion, respectively, for the second quarter of 2021 and first half of 2021.
(3)Consists of cash, cash equivalents and U.S. Treasury securities.
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
Deferred Amortization Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)

Fannie Mae Second Quarter 2022 Form 10-Q	15

MD&A | Consolidated Results of Operations
Investment Gains (Losses), Net
Investment gains (losses), net primarily includes gains and losses recognized on the sale of available-for-sale (“AFS”) securities, the sale of loans, gains and losses recognized on the consolidation and deconsolidation of securities, and lower of cost or fair value adjustments on held-for-sale (“HFS”) loans.
The shift from net investment gains in the second quarter and first half of 2021 to net investment losses in the second quarter and first half of 2022 was primarily driven by a significant decrease in the volume of single-family reperforming loan sales coupled with lower loan sale prices in 2022.
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
The table below displays the components of our fair value gains and losses, which includes the impact of hedge accounting.

Fair Value Gains (Losses), Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps	$(30)	$61	$(2)	$104
Net change in fair value during the period	(219)	374	(1,702)	(637)
Impact of hedge accounting	233	(371)	1,491	753
Risk management derivatives fair value gains (losses), net	(16)	64	(213)	220
Mortgage commitment derivatives fair value gains (losses), net	844	(553)	2,416	529
Credit enhancement derivatives fair value losses, net	(29)	(18)	(51)	(108)
Total derivatives fair value gains (losses), net	799	(507)	2,152	641
Trading securities gains (losses), net	(665)	161	(2,435)	(597)
Long-term debt fair value gains (losses), net(1)	558	(89)	1,637	284
Other, net(2)	(163)	(11)	(345)	10
Fair value gains (losses), net	$529	$(446)	$1,009	$338
(1)Consists of fair value gains and losses on CAS and non-CAS debt held at fair value.
(2)Consists primarily of fair value gains and losses on mortgage loans held at fair value.
Fair value gains, net in the second quarter and first half of 2022 were primarily driven by:
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
These gains were partially offset by fair value losses in the second quarter and first half of 2022 on trading securities, primarily driven by increases in U.S. Treasury yields, which resulted in losses on fixed-rate securities held in our other investments portfolio.

Fannie Mae Second Quarter 2022 Form 10-Q	16

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
These gains were partially offset by fair value losses in the first half of 2021 on trading securities, primarily driven by increases in interest rates during the first quarter of 2021, which resulted in losses on fixed-rate securities held in our other investments portfolio.
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
The table below displays the amount of contractual interest accruals and fair value gains and losses related to designated interest-rate swaps in qualifying hedging relationships that are recognized in “Net interest income” rather than “Fair value gains (losses), net” as a result of hedge accounting. Derivatives not in hedging relationships are not affected.

Impact of Hedge Accounting on Fair Value Gains (Losses), Net
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments recognized in net interest income	$(2)	$54	$37	$108
Fair value gains (losses) on derivatives designated as hedging instruments recognized in net interest income	(231)	317	(1,528)	(861)
Fair value gains (losses), net recognized in net interest income from hedge accounting	$(233)	$371	$(1,491)	$(753)
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
In recent periods, changes in actual and projected interest rates have been a significant driver of our credit-related income (expense) as these changes drive prepayment speeds, which impacts the measurement of the economic concessions granted to borrowers on modified loans. However, pursuant to our adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for restructurings occurring on or after the adoption date. This accounting also results in the elimination of any existing economic concession related to a loan that was previously designated as a TDR if such loan is restructured on or after January 1, 2022. Although increases in interest rates were a meaningful driver of our credit-related expense in the first half of 2022, we expect the decrease in the balance of loans that were previously designated as TDRs will reduce the sensitivity of our credit-related income (expense) to interest rate volatility over time. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” and “Note 3, Mortgage Loans” for more information about our adoption of ASU 2022-02.

Fannie Mae Second Quarter 2022 Form 10-Q	17

MD&A | Consolidated Results of Operations
Our credit-related income or expense and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance as of June 30, 2022 are reasonable, they are subject to uncertainty. Changes in future economic conditions and loan performance from our current expectations may result in volatility in our allowance for loan losses and, as a result, our credit-related income or expense. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty.
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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)(2)	$(252)	$33	$(591)	$(30)
Redesignation of loans from HFI to HFS	(54)	678	(4)	985
Actual and forecasted home prices(3)	272	1,124	538	2,303
Actual and projected interest rates	(288)	304	(891)	(588)
Release of economic concessions(4)	203	—	603	—
Changes in assumptions regarding COVID-19 forbearance and loan delinquencies(2)	—	210	—	337
Other(5)	(87)	204	(131)	208
Single-family benefit (provision) for credit losses	(206)	2,553	(476)	3,215
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)(2)	21	(21)	11	(140)
Actual and projected interest rates	(112)	41	(161)	22
Actual and projected economic data	82	6	88	321
Estimated impact of the COVID-19 pandemic(2)	—	23	—	77
Other(5)	(3)	(14)	80	(142)
Multifamily benefit (provision) for credit losses	(12)	35	18	138
Total benefit (provision) for credit losses	$(218)	$2,588	$(458)	$3,353

Change in expected credit enhancement recoveries:(6)
Single-family	$(43)	$(57)	$26	$(73)
Multifamily	(4)	7	(13)	(15)
Change in expected credit enhancement recoveries for active loans	$(47)	$(50)	$13	$(88)
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
(3)For the three and six months ended June 30, 2022, amounts attributed to actual and forecasted home prices include an adjustment to modeled results to reflect some recent market conditions that suggest home price growth may be moderating at a faster pace than indicated by our home price forecast for the quarter.

Fannie Mae Second Quarter 2022 Form 10-Q	18

MD&A | Consolidated Results of Operations
(4)Represents the benefit from the release of economic concessions related to loans previously designated as TDRs that received loss mitigation arrangements during the period due to the adoption of ASU 2022-02.
(5)Includes provision for allowance on accrued interest receivable. For single-family, also includes changes in the reserve for guaranty losses that are not separately included in the other components. For multifamily, also includes the impact of model enhancements implemented in the first quarter of 2021.
(6)Includes increase (decrease) in expected credit enhancement recoveries only for active loans. Recoveries received after foreclosure, which are included in “Change in expected credit enhancement recoveries” in “Summary of Condensed Consolidated Results of Operations,” are not included.
Single-Family Benefit (Provision) for Credit Losses
The largest driver of our single-family provision for credit losses in the second quarter and first half of 2022 was an increase in actual and projected interest rates as of June 30, 2022 compared with March 31, 2022 and December 31, 2021. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extend the expected lives of these TDR loans, which increases the expected impairment relating to economic concessions provided on them, resulting in a provision for credit losses.
Some of the provision from increased actual and projected interest rates in the first half of 2022 was offset by a benefit from actual and forecasted home price growth. While home price growth was strong in the second quarter and first half of 2022, some recent market indicators suggest that home price growth may be moderating at a faster pace than indicated by our home price forecast, which reduced the benefit from home price growth recognized in the second quarter and first half of 2022. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price appreciation and our home price forecast. Also see “Critical Accounting Estimates” for more information about our home price forecast.
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
•Benefit from actual and forecasted home price growth.
•Benefit from the redesignation of certain reperforming single-family loans from HFI to HFS consistent with the discussion above.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. In both the first and second quarters of 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model to account for uncertainty. The decrease in uncertainty as of June 30, 2021 compared with the end of 2020 was primarily driven by the passage of the American Rescue Plan Act of 2021, which provided additional economic stimulus and helped support continued economic recovery. In addition, the implementation of the COVID-19 vaccination program in the United States contributed to a significant increase in business activity and an improved economy in 2021, decreased uncertainty surrounding the post-pandemic recovery. There was also decreased political uncertainty, as well as a decrease in the number of borrowers in a COVID-19-related forbearance, lessening expectations of credit losses. However, management continued to apply its judgment and supplemented model results as of June 30, 2021 as uncertainty remained regarding the loss mitigation outcomes of borrowers still in forbearance and the future course of the pandemic, including the impact on the economy of the spread of new variants of the virus and low vaccination rates in certain areas of the country.

Fannie Mae Second Quarter 2022 Form 10-Q	19

MD&A | Consolidated Results of Operations
The impact of the factors above was partially offset by a provision from higher actual and projected interest rates. Actual and projected interest rates were higher as of June 30, 2021 compared with December 31, 2020.
Multifamily Benefit (Provision) for Credit Losses
The primary factor that contributed to our multifamily provision for credit losses in the second quarter of 2022 was a provision for higher actual and projected interest rates. This provision was partially offset by a benefit from actual and projected economic data, including strong property value growth, driven by continued demand for multifamily housing.
The primary factor that contributed to our multifamily benefit for credit losses in the first half of 2022 was a benefit from actual and projected economic data. This benefit was partially offset by a provision from higher actual and projected interest rates.
The primary factors that contributed to our multifamily benefit for credit losses in the second quarter and first half of 2021 were:
•Benefit from actual and projected economic data. In the second quarter and first half of 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan defaults, resulting in a benefit for credit losses for the second quarter and first half of 2021.
•Benefit from lower expected credit losses as a result of the COVID-19 pandemic. Similar to our single-family provision for credit losses described above, in both the first and second quarters of 2021, management used its judgment to further reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model to account for uncertainty. The remaining non-modeled adjustment as of June 30, 2021, reflected management’s judgment that uncertainty remained surrounding the subsequent course of the pandemic, including new strains of the virus and its effect on the economy.

Fannie Mae Second Quarter 2022 Form 10-Q	20

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	June 30, 2022	December 31, 2021	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and securities purchased under agreements to resell	$57,030	$63,191	$(6,161)
Restricted cash and cash equivalents	34,303	66,183	(31,880)
Investments in securities	65,576	89,043	(23,467)
Mortgage loans:
Of Fannie Mae	62,780	66,127	(3,347)
Of consolidated trusts	4,035,220	3,907,744	127,476
Allowance for loan losses	(6,069)	(5,629)	(440)
Mortgage loans, net of allowance for loan losses	4,091,931	3,968,242	123,689
Deferred tax assets, net	12,402	12,715	(313)
Other assets	27,725	29,792	(2,067)
Total assets	$4,288,967	$4,229,166	$59,801
Liabilities and equity
Debt:
Of Fannie Mae	$144,455	$200,892	$(56,437)
Of consolidated trusts	4,064,192	3,957,299	106,893
Other liabilities	23,913	23,618	295
Total liabilities	4,232,560	4,181,809	50,751
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(64,429)	(73,479)	9,050
Total equity	56,407	47,357	9,050
Total liabilities and equity	$4,288,967	$4,229,166	$59,801
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents declined from December 31, 2021 to June 30, 2022 primarily driven by a decrease in prepayments due to lower refinance volumes for loans of consolidated trusts, resulting in lower cash balances held in trust at period end. For information on our accounting policy for restricted cash and cash equivalents, see “Note 1, Summary of Significant Accounting Policies” in our 2021 Form 10-K.
Investments in Securities
Investment in securities declined from December 31, 2021 to June 30, 2022 as we used short-term liquid assets that accumulated in prior periods to fund our operations and to pay off maturing debt during the first half of 2022. For further discussion, see “Liquidity and Capital Management—Liquidity Management.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased as of June 30, 2022 compared with December 31, 2021, driven by loan acquisitions outpacing liquidations and sales.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”

Fannie Mae Second Quarter 2022 Form 10-Q	21

MD&A | Consolidated Balance Sheet Analysis
Debt
The decrease in debt of Fannie Mae from December 31, 2021 to June 30, 2022 was primarily due to the maturity of long-term debt, which was not replaced with new issuances as our funding needs remained low. The increase in debt of consolidated trusts from December 31, 2021 to June 30, 2022 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in short-term and long-term debt of Fannie Mae. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $56.4 billion as of June 30, 2022, compared with $47.4 billion as of December 31, 2021, due to the $9.1 billion in comprehensive income recognized during the first half of 2022.
The aggregate liquidation preference of the senior preferred stock increased to $173.3 billion as of June 30, 2022 and will further increase to $177.9 billion as of September 30, 2022 due to the $4.6 billion increase in our net worth during the second quarter of 2022. For more information about how this liquidation preference is determined, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Senior Preferred Stock” in our 2021 Form 10-K and “Liquidity and Capital Management—Capital Management—Capital Activity” in this report.
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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of June 30, 2022 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The decrease in our retained mortgage portfolio as of June 30, 2022 compared with December 31, 2021 was primarily due to a decrease in our lender liquidity portfolio driven by sales of Fannie Mae securities and a decline in mortgage

Fannie Mae Second Quarter 2022 Form 10-Q	22

MD&A | Retained Mortgage Portfolio
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

Retained Mortgage Portfolio
	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$20,372	$34,509
Mortgage loans	11,701	16,174
Total lender liquidity	32,073	50,683
Loss mitigation mortgage loans(2)	41,864	37,601
Other:
Reverse mortgage loans	7,218	9,908
Mortgage loans	3,816	3,954
Reverse mortgage securities(3)	5,490	6,146
Other(4)	859	929
Total other	17,383	20,937
Total retained mortgage portfolio	$91,320	$109,221

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$85,739	$101,518
Multifamily mortgage loans and mortgage-related securities	$5,581	$7,703
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $8.5 billion and $11.0 billion, and multifamily loans on nonaccrual status of $233 million and $340 million as of June 30, 2022 and December 31, 2021, respectively.
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
We include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of June 30, 2022, 10% of the notional value of our interest-only securities was $1.8 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $11.2 billion of loans from our single-family MBS trusts in the first half of 2022, the substantial majority of which were delinquent, compared with $3.7 billion of loans purchased from single-family MBS trusts in the first half of 2021. We purchased more loans out of trust in the first half of 2022 than in

Fannie Mae Second Quarter 2022 Form 10-Q	23

MD&A | Retained Mortgage Portfolio
the first half of 2021 because the forbearance periods for many loans that entered into a COVID-19-related forbearance began expiring in late 2021. The size of our retained mortgage portfolio will be impacted by the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Single-Family Loans in Forbearance” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Problem Loan Management and Foreclosure Prevention—Multifamily Loan Forbearance” for information on our loans in forbearance.
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
We and Freddie Mac issue single-family uniform mortgage-backed securities, or “UMBS.” In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the to-be-announced (“TBA”) market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS, Supers®, Real Estate Mortgage Investment Conduit securities (“REMICs”) and other types of single-family or multifamily mortgage-backed securities.
Some Fannie Mae MBS that we issue are backed in whole or in part by Freddie Mac securities. When we resecuritize Freddie Mac securities into Fannie Mae-issued structured securities, such as Supers and REMICs, our guaranty of principal and interest extends to the underlying Freddie Mac securities. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. Although our guaranty of the underlying Freddie Mac securities requires us to hold additional capital under the enterprise regulatory capital framework, prior to July 1, 2022, we did not charge an incremental fee to create structured securities that include Freddie Mac securities. Effective July 1, 2022, we began charging an upfront fee of 50 basis points to include Freddie Mac securities in our structured securities. For more information regarding this upfront fee, see “Legislation and Regulation—Upfront Fee for Commingled Securities and Review of the Enterprise Regulatory Capital Framework.” References to our single-family guaranty book of business exclude Freddie Mac-acquired mortgage loans underlying Freddie Mac securities that we have resecuritized.
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

Fannie Mae Second Quarter 2022 Form 10-Q	24

MD&A | Guaranty Book of Business
The table below displays the composition of our guaranty book of business based on unpaid principal balance. Our single-family guaranty book of business accounted for 89% of our total guaranty book of business as of June 30, 2022 and December 31, 2021.

Composition of Fannie Mae Guaranty Book of Business
	As of
	June 30, 2022			December 31, 2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,639,402	$429,005	$4,068,407	$3,536,613	$419,463	$3,956,076
Government guaranty book of business(2)	13,550	660	14,210	16,777	718	17,495
Guaranty book of business	3,652,952	429,665	4,082,617	3,553,390	420,181	3,973,571
Freddie Mac securities guaranteed by Fannie Mae(3)	247,559	—	247,559	212,259	—	212,259
Total Fannie Mae guarantees	$3,900,511	$429,665	$4,330,176	$3,765,649	$420,181	$4,185,830
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $205.2 billion and $177.8 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of June 30, 2022 and December 31, 2021, respectively; and (ii) $42.4 billion and $34.5 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of June 30, 2022 and December 31, 2021, respectively.
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. In March 2022, we paid $598 million to the funds based on our new business purchases in 2021. For the first half of 2022, we recognized an expense of $188 million related to this obligation based on $446.7 billion in new business purchases during the period. We expect to pay this amount to the funds in 2023, plus additional amounts to be accrued based on our new business purchases in the second half of 2022. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” in our 2021 Form 10-K for more information regarding this obligation.
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
The chart below displays net revenues and net income for each of our business segments for the first half of 2022 compared with the first half of 2021. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)

Fannie Mae Second Quarter 2022 Form 10-Q	25

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
Single-Family Mortgage Market
Housing activity decreased in the second quarter of 2022 compared with the first quarter of 2022. Total existing home sales averaged 5.4 million units annualized in the second quarter of 2022, compared with 6.1 million units in the first quarter of 2022, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 612,000 units in the second quarter of 2022, compared with approximately 776,000 units in the first quarter of 2022.
The 30-year fixed mortgage rate averaged 5.52% in June 2022, compared with 4.17% in March 2022, according to Freddie Mac’s Primary Mortgage Market Survey®.
According to the July forecast from our Economic and Strategic Research Group, we forecast that total originations in the U.S. single-family mortgage market in 2022 will decrease from 2021 levels by approximately 43%, from an estimated $4.47 trillion in 2021 to $2.53 trillion in 2022, and the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $2.61 trillion in 2021 to $756 billion in 2022. We estimate that approximately two-thirds of the single-family refinance originations we forecast for 2022 occurred during the first half of 2022. Our July forecast is based on data available as of July 11, 2022. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Market Activity
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $174.5 billion for the second quarter of 2022, compared with $388.5 billion for the second quarter of 2021. This decrease was driven by a lower volume of refinance activity in the second quarter of 2022 due to higher mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the second quarter of 2022 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
Second Quarter 2022
We estimate our share of single-family mortgage-related securities issuances was 37% in the first quarter of 2022 and 40% in the second quarter of 2021.

Fannie Mae Second Quarter 2022 Form 10-Q	26

MD&A | Single-Family Business | Single-Family Business Metrics
Presentation of Our Single-Family Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,613.9 billion as of June 30, 2022 and $3,483.1 billion as of December 31, 2021.
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

Fannie Mae Second Quarter 2022 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Business Metrics
credit risk we assume in providing our guaranty. FHFA must approve changes to the national loan-level price adjustments we charge and can direct us to make other changes to our single-family guaranty fee pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in the second quarter of 2022 compared with the second quarter of 2021, due to the overall weaker credit risk profile of our second quarter 2022 acquisitions driven by the increased share of our acquisitions that were purchase loans, versus refinancings, in the second quarter of 2022 compared with the second quarter of 2021. We generally charge higher guaranty fees on loans with weaker credit risk characteristics. See “Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” below for a description of key risk characteristics of our single-family acquisitions in the second quarter of 2022 and second quarter of 2021.
In January 2022, FHFA announced targeted increases to the upfront fees we charge for certain high-balance loans and second home loans. High-balance loans are mortgages originated in certain designated areas above the baseline conforming loan limit. The new fees became effective for loans purchased on or after April 1, 2022, and for loans delivered into an MBS trust with an issue date on or after April 1, 2022. High-balance loans will continue to be eligible for our existing affordable loan products, HomeReady® and HFA PreferredTM, which offer caps on loan-level price adjustments for eligible borrowers. In addition, the high-balance upfront fees will not be charged on loans to first time homebuyers in high-cost areas with incomes at or below 100% of area median income. The portion of our acquisitions attributed to high-balance and second home loans decreased in second quarter of 2022 compared with the first quarter of 2022.

Single-Family Business Financial Results(1)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
	(Dollars in millions)
Net interest income(2)	$6,573	$7,323	$(750)	$12,828	$13,217	$(389)
Fee and other income	60	80	(20)	121	142	(21)
Net revenues	6,633	7,403	(770)	12,949	13,359	(410)
Investment gains (losses), net	(27)	658	(685)	(93)	722	(815)
Fair value gains (losses), net	543	(386)	929	1,070	354	716
Administrative expenses	(671)	(619)	(52)	(1,354)	(1,242)	(112)
Credit-related income (expense)(3)	(231)	2,525	(2,756)	(467)	3,204	(3,671)
TCCA fees(2)	(841)	(758)	(83)	(1,665)	(1,489)	(176)
Credit enhancement expense	(270)	(219)	(51)	(480)	(445)	(35)
Change in expected credit enhancement recoveries(4)	(43)	(57)	14	26	(73)	99
Other expenses, net(5)	(199)	(315)	116	(397)	(602)	205
Income before federal income taxes	4,894	8,232	(3,338)	9,589	13,788	(4,199)
Provision for federal income taxes	(1,008)	(1,725)	717	(1,994)	(2,887)	893
Net income	$3,886	$6,507	$(2,621)	$7,595	$10,901	$(3,306)
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

Fannie Mae Second Quarter 2022 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Business Financial Results
Net Interest Income
The decrease in single-family net interest income for the second quarter and first half of 2022 compared with the second quarter and first half of 2021 was primarily driven by lower net amortization income due to lower prepayment volumes, partially offset by higher base guaranty fee income and higher income from portfolios.
See “Consolidated Results of Operations—Net Interest Income” for more information on the factors that contributed to our single-family net interest income.
Investment Gains (Losses), Net
The shift from net investment gains in the second quarter and first half of 2021 to net investment losses in the second quarter and first half of 2022 was primarily driven by a significant decrease in the volume of single-family reperforming loan sales coupled with lower loan sale prices in 2022.
The drivers of investment gains (losses), net for the Single-Family segment are consistent with the drivers of investment gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains (Losses), Net.”
Fair Value Gains (Losses), Net
Fair value gains, net in the second quarter and first half of 2022 were driven by gains as a result of increases in the fair value of mortgage commitment derivatives and gains on the fair value of long-term debt of consolidated trusts held at fair value, which were partially offset by losses on trading securities.
Fair value losses, net in the second quarter of 2021 were primarily driven by decreases in the fair value of mortgage commitment derivatives, partially offset by gains on trading securities.
Fair value gains, net in the first half of 2021 were driven by gains as a result of increases in the fair value of mortgage commitment derivatives and gains on the fair value of long-term debt of consolidated trusts held at fair value, which were partially offset by losses on trading securities.
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
Credit-Related Income (Expense)
The largest driver of credit-related expense for the second quarter and first half of 2022 was a provision for higher actual and projected interest rates due to interest rate increases in the first half of 2022. Some of the provision from increased actual and projected interest rates in the second quarter and first half of 2022 was offset by a benefit from actual and forecasted home price growth.
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

Fannie Mae Second Quarter 2022 Form 10-Q	29

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

Fannie Mae Second Quarter 2022 Form 10-Q	30

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

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	21%	31%	25%	33%	27%	27%
60.01% to 70%	12	16	14	16	15	15
70.01% to 80%	33	31	33	31	33	33
80.01% to 90%	12	10	10	9	10	10
90.01% to 95%	17	10	13	9	10	10
95.01% to 100%	5	2	5	2	4	4
Greater than 100%	—	*	*	*	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	75%	70%	73%	69%	72%	72%
Average loan amount	$300,556	$281,749	$299,852	$282,169	$204,264	$198,865
Loan count (in thousands)	573	1,325	1,373	2,742	17,692	17,515
Estimated mark-to-market LTV ratio:(5)
<= 60%					70%	61%
60.01% to 70%					16	19
70.01% to 80%					9	13
80.01% to 90%					4	5
90.01% to 100%					1	2
Greater than 100%					*	*
Total					100%	100%
Weighted average					50%	54%
FICO credit score at origination:
< 620	* %	—%	* %	—%	1%	1%
620 to < 660	4	3	4	2	4	4
660 to < 680	5	3	5	3	4	3
680 to < 700	8	6	8	5	6	7
700 to < 740	22	18	21	18	19	19
>= 740	61	70	62	72	66	66
Total	100%	100%	100%	100%	100%	100%
Weighted average	746	757	747	759	753	753
Debt-to-income (“DTI”) ratio at origination:(6)
<= 43%	68%	78%	70%	79%	77%	77%
43.01% to 45%	10	8	10	8	8	9
Greater than 45%	22	14	20	13	15	14
Total	100%	100%	100%	100%	100%	100%
Weighted average	37%	34%	36%	34%	35%	34%

Fannie Mae Second Quarter 2022 Form 10-Q	31

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Product type:
Fixed-rate:(7)
Long-term	91%	82%	88%	83%	85%	84%
Intermediate-term	8	17	11	17	14	15
Total fixed-rate	99	99	99	100	99	99
Adjustable-rate	1	1	1	*	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	98%	97%	97%
2-4 units	2	2	2	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%	91%	91%
Condo/Co-op	9	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	91%	93%	91%	92%	90%	90%
Second/vacation home	2	3	3	3	4	4
Investor	7	4	6	5	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	64%	35%	52%	30%	38%	36%
Cash-out refinance	26	22	30	21	22	21
Other refinance	10	43	18	49	40	43
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(8)
Midwest	13%	13%	12%	13%	14%	14%
Northeast	12	14	13	14	16	16
Southeast	27	23	26	22	23	23
Southwest	24	19	22	18	19	18
West	24	31	27	33	28	29
Total	100%	100%	100%	100%	100%	100%
Origination year:
2016 and prior					20%	23%
2017					3	4
2018					2	3
2019					5	6
2020					27	30
2021					34	34
2022					9	—
Total					100%	100%
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

Fannie Mae Second Quarter 2022 Form 10-Q	32

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
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity began to taper beginning in the second half of 2021 and remains at lower levels, as a large portion of our single-family guaranty book of business had already recently refinanced and interest rates increased. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans (versus home purchase loans) decreased to 36% in the second quarter of 2022 compared with 65% in the second quarter of 2021. Typically, home purchase loans have higher LTV ratios than refinance loans. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 22% in the second quarter of 2021 to 34% in the second quarter of 2022. The decline in refinance share also contributed to a decline in the percentage of loans we acquired with a FICO credit score of 740 or greater, from 70% in the second quarter of 2021 to 61% in the second quarter of 2022, as well as an increase in the percentage of loans we acquired with a FICO credit score less than 680, from 6% in the second quarter of 2021 to 9% in the second quarter of 2022.
Our share of acquisitions of loans with DTI ratios above 45% increased to 22% in the second quarter of 2022 compared with 14% in the second quarter of 2021. This increase was also driven by the higher share of home purchase acquisitions, which tend to have higher DTI ratios than refinance loan acquisitions.
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

Fannie Mae Second Quarter 2022 Form 10-Q	33

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

Single-Family Loans with Credit Enhancement
	As of
	June 30, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$734	20%	$697	20%
Connecticut Avenue Securities	681	19	512	14
Credit Insurance Risk Transfer	276	7	168	5
Lender risk-sharing	61	2	70	2
Less: Loans covered by multiple credit enhancements	(328)	(9)	(253)	(7)
Total single-family loans with credit enhancement	$1,424	39%	$1,194	34%
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
In the first half of 2022, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $381.8 billion at the time of the transactions; substantially all of the loans in these credit risk transfer transactions were acquired in 2021.
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

Fannie Mae Second Quarter 2022 Form 10-Q	34

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated as of June 30, 2022. The table below also excludes coverage obtained through primary mortgage insurance. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $42 billion as of June 30, 2022, compared with approximately $36 billion as of June 30, 2021. Because of the large number of mortgage prepayments in recent periods, the first loss retention layer on each credit risk transfer transaction has increased as a percentage of the outstanding reference pool. As a result, to the extent that these deals were impacted by refinancing activity, the losses on the remaining covered reference pools must generally reach a higher percentage of the remaining outstanding balance before those credit risk transfer transactions will pay any benefits to us. In addition, home price appreciation since we entered into the transactions reduces the likelihood that we will incur losses on the covered loans large enough to receive a benefit from these transactions.

Outstanding as of June 30, 2022
(Dollars in billions)
Senior	Fannie Mae(1) $978				Outstanding Reference Pool(4)(6) $1,033

Mezzanine	Fannie Mae(1) $3	CIRT(2)(3) $13	CAS(2) $13	Lender Risk-Sharing(2) $4

First Loss	Fannie Mae(1) $10		CAS(2)(5) $10	Lender Risk-Sharing(2) $2

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $1.4 billion outstanding as of June 30, 2022.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was approximately $1,018 billion as of June 30, 2022.
The following table displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our condensed consolidated balance sheets.

Single-Family Credit Enhancement Receivables
	As Of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Freestanding credit enhancement receivables	$123	$99
Primary mortgage insurance receivables, net of allowance(1)	53	54
(1)Amount is net of a valuation allowance of $463 million and $479 million as of June 30, 2022 and December 31, 2021, respectively. The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.

Fannie Mae Second Quarter 2022 Form 10-Q	35

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays the approximate cash paid or transferred to investors for credit risk transfer transactions outstanding. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Six Months Ended June 30,
	2022	2021
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$419	$415
CIRT transactions	143	158
Lender risk-sharing transactions	82	140
(1)Consists of cash paid for interest expense net of LIBOR or SOFR, as applicable, on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS Credit-linked notes (“CLN”) transactions.
Cash paid or transferred to investors for CIRT transactions includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit. The table excludes cash paid upon the repurchase of legacy CAS debt. In July 2022, we paid $2.4 billion to repurchase a portion of our outstanding CAS debt.
The table below displays the primary characteristics of loans in our single-family conventional guaranty book of business without credit enhancement as of the specified dates.

Single-Family Loans without Credit Enhancement
	As of
	June 30, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,199	33%	$1,167	34%
Pre-credit risk transfer program inception(2)	289	8	324	9
Recently acquired(3)	682	19	983	28
Other(4)	583	16	565	16
Less: Loans in multiple categories	(563)	(15)	(750)	(21)
Total single-family loans without credit enhancement	$2,190	61%	$2,289	66%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction and loans that were delinquent as of June 30, 2022 or December 31, 2021.
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

Fannie Mae Second Quarter 2022 Form 10-Q	36

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	June 30, 2022	December 31, 2021	June 30, 2021
Delinquency status:
30 to 59 days delinquent	0.84%	0.86%	0.74%
60 to 89 days delinquent	0.19	0.20	0.20
Seriously delinquent (“SDQ”):	0.81	1.25	2.08
Percentage of SDQ loans that have been delinquent for more than 180 days	68	75	79
Percentage of SDQ loans that have been delinquent for more than two years	19	9	6

	For the Six Months Ended June 30,
	2022	2021
Single-family SDQ loans (number of loans):
Beginning balance	218,329	495,806
Additions	84,409	139,375
Removals:
Modifications and other loan workouts	(104,559)	(174,618)
Liquidations and sales	(22,083)	(37,811)
Cured or less than 90 days delinquent	(33,462)	(58,812)
Total removals	(160,104)	(271,241)
Ending balance	142,634	363,940
Our single-family serious delinquency rate decreased as of June 30, 2022 compared with December 31, 2021 and June 30, 2021 as a result of single-family borrowers exiting forbearance through a loan workout or by otherwise reinstating their loan. As of June 30, 2022, single-family loans in forbearance comprised 27% of our single-family seriously delinquent loans.
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

Fannie Mae Second Quarter 2022 Form 10-Q	37

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	June 30, 2022			December 31, 2021			June 30, 2021
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	10%	0.59%	19%	11%	1.01%	20%	12%	1.84%
Florida	6	8	0.92	6	8	1.59	6	9	2.81
Illinois	3	5	1.08	3	5	1.55	3	5	2.51
New Jersey	3	4	1.17	3	5	1.90	3	5	3.33
New York	5	8	1.54	5	7	2.24	5	7	3.71
All other states	64	65	0.76	64	64	1.16	63	62	1.88
Vintages:
2004 and prior	1	11	2.75	1	10	3.48	1	10	5.04
2005-2008	1	15	4.45	2	14	5.87	2	15	8.75
2009-2022	98	74	0.63	97	76	1.01	97	75	1.69
Estimated mark-to-market LTV ratio:
<= 60%	70	80	0.82	61	73	1.27	57	66	2.02
60.01% to 70%	16	12	0.83	19	16	1.37	19	17	2.41
70.01% to 80%	9	5	0.67	13	8	1.08	15	11	2.16
80.01% to 90%	4	2	0.52	5	2	0.88	7	4	1.70
90.01% to 100%	1	1	0.46	2	1	0.51	2	1	1.21
Greater than 100%	*	*	9.40	*	*	12.41	*	1	20.48
Credit enhanced:(2)
Primary MI & other(3)	20	29	1.40	20	29	2.14	20	27	3.31
Credit risk transfer(4)	28	27	0.84	21	32	1.80	21	34	3.21
Non-credit enhanced	61	55	0.69	66	53	0.98	65	52	1.63
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of June 30, 2022 was 39%.
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
As of June 30, 2022, the unpaid principal balance of single-family loans in forbearance was $12.3 billion compared with $23.6 billion as of December 31, 2021. The percentage of loans in our single-family conventional guaranty book of business in forbearance has declined to 0.3% as of June 30, 2022 compared with 0.7% as of December 31, 2021. As of June 30, 2022 and December 31, 2021, 66% of the single-family loans in forbearance were seriously delinquent. We expect many of the loans in forbearance will resolve their delinquency through a payment deferral, loan modification, or other form of loan workout.

Fannie Mae Second Quarter 2022 Form 10-Q	38

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the status as of June 30, 2022 of the single-family loans in our guaranty book of business that received a forbearance in 2020, 2021 or 2022. The vast majority of these forbearance arrangements were offered to borrowers who experienced a COVID-19-related financial hardship. Many of these borrowers have successfully resolved their forbearance arrangement, primarily through payment deferral, reinstatement or modification. In addition, many of the loans that received a forbearance arrangement have subsequently liquidated, primarily as a result of refinancing. By contrast, we expect that a higher percentage of loans that have yet to resolve their forbearance will receive a modification.
As of June 30, 2022, 91% of single-family loans that received a forbearance and subsequently received a payment deferral were current, and 88% of single-family loans that received a forbearance and subsequently received a completed modification were current. See “Loan Workout Metrics” for additional information about actions we have taken to help reinstate loans to current status.

Status of Single-Family Forbearance Loans
	As of June 30, 2022
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:(1)
Active forbearance	57,793	4%
Payment deferral	387,215	27
Modification(2)	87,993	6
Reinstated(3)	274,443	19
Delinquent at time of exit or repayment plan(4)	43,018	3
Total loans that received a forbearance in our single-family guaranty book of business	850,462	59
Loans that have received a forbearance, but paid off	596,508	41
Total loans that have received a forbearance(5)	1,446,970	100%
(1)Loans are classified based on their status as of period end; therefore, loans may move from one category to another.
(2)Includes 16,225 loans that are in trial modifications.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(4)Consists of 42,275 loans that were delinquent upon the expiration of the forbearance arrangement and 743 delinquent loans that exited forbearance through a repayment plan.
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.

Fannie Mae Second Quarter 2022 Form 10-Q	39

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
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.

Fannie Mae Second Quarter 2022 Form 10-Q	40

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
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first half of 2021 compared with the first half of 2022. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief and repayment plans that have been initiated but not completed.
(1)There were approximately 25,000 loans and 17,300 loans in a trial modification period that was not yet complete as of June 30, 2022 and 2021, respectively.
(2)Other was $212 million and $577 million for the first half of 2022 and the first half of 2021, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The overall decline in loan workout activity was driven by fewer outstanding COVID-19-related forbearances in the first half of 2022 compared with the first half of 2021. While payment deferral has been the primary loan workout solution for borrowers exiting forbearance to date, modifications have become an increasing proportion of our home retention solutions in 2022.
As we indicated in “Single-Family Loans in Forbearance,” we believe that the substantial majority of borrowers who will ultimately request COVID-19-related relief have already done so. The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral in the first half of 2022 was $706 million, of which $430 million was deferred interest. For the first half of 2021, the total amount of principal and interest deferred was $1.8 billion, of which $1.1 billion was deferred interest.

Fannie Mae Second Quarter 2022 Form 10-Q	41

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Six Months Ended June 30,
	2022	2021
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	7,166	7,973
Acquisitions by geographic area:(2)
Midwest	760	481
Northeast	550	509
Southeast	509	514
Southwest	351	229
West	112	94
Total REO acquisitions(1)	2,282	1,827
Dispositions of REO	(1,811)	(3,437)
End of period inventory of single-family REO properties(1)	7,637	6,363
Carrying value of single-family REO properties (dollars in millions)	$1,137	$916
Single-family foreclosure rate(3)	0.03%	0.02%
REO net sales price to unpaid principal balance(4)	117%	109%
Short sales net sales price to unpaid principal balance(5)	91%	83%
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
In response to the pandemic and with instruction from FHFA, we prohibited our servicers from completing foreclosures on our single-family loans through July 31, 2021, except in the case of vacant or abandoned properties. In addition, our servicers were required to comply with a Consumer Financial Protection Bureau (the “CFPB”) rule that prohibited certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. As a result, our foreclosure volumes were slightly higher in the first half of 2022 compared with the first half of 2021.
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

Fannie Mae Second Quarter 2022 Form 10-Q	42

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
We believe these measures provide useful information about our single-family credit performance and the factors that impact it.
The table below displays the components of our single-family credit loss metrics and loan sale performance.

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Write-offs	$(40)	$(4)	$(56)	$(23)
Recoveries	88	79	124	84
Foreclosed property income (expense)	(25)	(28)	9	(11)
Credit gains	23	47	77	50
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(209)	(146)	(222)	(200)
Net credit gains and write-offs on the redesignations	(186)	(99)	(145)	(150)
Gains (losses) on sales and other valuation adjustments(2)	(24)	604	(91)	635
Net credit gains, write-offs on the redesignations and gains (losses) on sales and other valuation adjustments	$(210)	$505	$(236)	$485

Credit gain ratio (in bps)(3)	0.3	0.6	0.4	0.3
Net credit gains, write-offs on the redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(3)	(2.3)	6.1	(1.3)	3.0
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
The increase in our single-family write-offs on redesignations in the second quarter and first half of 2022 compared with the second quarter and first half of 2021 was primarily driven by higher lower-of-cost-or-market adjustments in the month of redesignation due to price declines on our HFS loans as interest rates rose.
We had losses on sales and other valuation adjustments in the second quarter and first half of 2022 primarily due to losses on subsequent lower-of-cost-or-market valuation adjustments. Recent market conditions, including higher interest rates in the second quarter and first half of 2022, have reduced the demand for reperforming loans and resulted in lower sales volumes as well as price declines on our HFS loans. In the second quarter and first half of 2021, we had gains on sales and other valuation adjustments due to higher levels of loan sales as well as gains on subsequent lower-of-cost-or-market valuation adjustments driven by price increases on our HFS loans as a result of the market recovery following the onset of the COVID-19 pandemic.
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

Fannie Mae Second Quarter 2022 Form 10-Q	43

MD&A | Multifamily Business
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2021 Form 10-K. See “MD&A—Multifamily Business” in our 2021 Form 10-K for additional information regarding the primary business activities, lenders, competition and market share of our Multifamily business.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, remained positive during the second quarter of 2022, primarily due to pent-up demand for multifamily housing stemming from ongoing job growth, higher wages, and favorable demographics.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties was 4.8% as of June 30, 2022, unchanged from March 31, 2022, but down from an estimated 5.5% as of June 30, 2021. The national multifamily vacancy rate remained below its average rate of about 5.3% over the last 10 years.
•Rents. Based on preliminary third-party data, we estimate that effective rents increased by 2.5% during the second quarter of 2022 compared with an increase of 2.0% during the first quarter of 2022 and an increase of 3.0% during the second quarter of 2021. We expect annualized rent growth for 2022 will be between 6.0% and 7.0%.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals have helped to increase property values in most metropolitan areas. Based on preliminary multifamily property sales data, transaction volumes for early 2022 remained elevated, with capitalization rates staying low. While we expect market fundamentals will lead commercial real estate investors to remain interested in the multifamily sector this year despite higher interest rates, we do not expect annual sales to reach 2021 levels.
Multifamily construction underway remains elevated. While more than 580,000 multifamily units are scheduled to be delivered in 2022, we expect that ongoing supply chain issues make it more likely that the number of units completed this year will be closer to 400,000.
We expect the multifamily sector to continue benefiting from continued job growth, with rent growth moderating but remaining above normalized levels over the remainder of the year.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for those with the greatest economic need. Approximately 93% of the multifamily units we financed in the second quarter of 2022 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Multifamily New Business Volume
(Dollars in billions)
(1)Reflects unpaid principal balance of multifamily Fannie Mae MBS issued, multifamily loans purchased, and credit enhancements provided on multifamily mortgage assets during the period.
(2)Reflects new units financed by first liens; excludes second liens on units for which we had financed the first lien, as well as manufactured housing rentals. Units financed reported for prior periods have been updated in this report to exclude previously included second liens and manufactured housing rentals. Second liens and manufactured housing rentals are included in unpaid principal balance.

Fannie Mae Second Quarter 2022 Form 10-Q	44

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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by market forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, MBS spreads, and the management of the overall composition of our multifamily guaranty book of business. While our average charged guaranty fee increased as of June 30, 2022 from June 30, 2021, recent market volatility and uncertainty, combined with strong market competition, has resulted in lower charged guaranty fees for some new acquisitions to offset the borrowers’ higher borrowing costs.

Fannie Mae Second Quarter 2022 Form 10-Q	45

MD&A | Multifamily Business | Multifamily Business Financial Results

Multifamily Business Financial Results(1)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
	(Dollars in millions)
Net interest income	$1,235	$963	$272	$2,379	$1,811	$568
Fee and other income	21	23	(2)	43	48	(5)
Net revenues	1,256	986	270	2,422	1,859	563
Fair value losses, net	(14)	(60)	46	(61)	(16)	(45)
Administrative expenses	(124)	(127)	3	(249)	(252)	3
Credit-related income (expense)(2)	(20)	22	(42)	15	113	(98)
Credit enhancement expense(3)	(62)	(55)	(7)	(130)	(113)	(17)
Change in expected credit enhancement recoveries(4)	(4)	13	(17)	(13)	(2)	(11)
Other income (expenses), net(5)	(51)	23	(74)	(125)	(28)	(97)
Income before federal income taxes	981	802	179	1,859	1,561	298
Provision for federal income taxes	(214)	(157)	(57)	(393)	(317)	(76)
Net income	$767	$645	$122	$1,466	$1,244	$222
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
Net Interest Income
Multifamily net interest income increased in the second quarter and first half of 2022 compared with the second quarter and first half of 2021 primarily due to higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business combined with an increase in average charged guaranty fees and higher yield maintenance revenue related to the prepayment of multifamily loans.
Credit-Related Income (Expense)
Credit-related expense for the second quarter of 2022 was the result of an increase in our credit loss reserves primarily due to higher actual and projected interest rates, partially offset by solid multifamily market fundamentals.
Credit-related income for the first half of 2022 was primarily driven by solid multifamily market fundamentals, partially offset by higher actual and projected interest rates.
Credit-related income for the second quarter and first half of 2021 was primarily driven by a benefit from actual and projected economic data and lower expected losses resulting from the COVID-19 pandemic.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on our multifamily benefit or provision for credit losses.
Other Income (Expenses), Net
The shift from other income in the second quarter of 2021 to other expenses in the second quarter of 2022 and the increase in other expenses from the first half of 2021 to the first half of 2022 were mostly driven by a shift from debt extinguishment gains in the second quarter of 2021 to debt extinguishment losses in the second quarter of 2022. The debt extinguishment losses were primarily due to increases in interest rates during the commitment period on our commitments to purchase Fannie Mae MBS, which resulted in the decline of MBS prices. As a result of our consolidation accounting, these purchases are accounted for as debt extinguishments.

Fannie Mae Second Quarter 2022 Form 10-Q	46

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	June 30, 2022	December 31, 2021	June 30, 2021
Weighted-average original LTV ratio	65%	65%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	12	11	11
Full term interest-only loans	35	33	31
Partial term interest-only loans(1)	50	51	52
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
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of June 30, 2022 and December 31, 2021. In certain situations, to effectively manage our counterparty risk, we do not allow the lenders to fully share in one-third of the credit risk, but have them share in a smaller portion.
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

Fannie Mae Second Quarter 2022 Form 10-Q	47

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Through these transactions, we transfer a portion of the credit risk associated with a reference pool of multifamily mortgage loans to insurers, reinsurers, or investors.
We transfer multifamily credit risk through lender risk-sharing at the time of acquisition, but our multifamily back-end credit risk transfer activity occurs later, typically up to a year or more after acquisition. We did not enter into any new back-end credit risk transfer transactions in the first half of 2022. The factors that we expect will affect the extent to which we engage in multifamily credit risk transfer transactions in the future and the structure of those transactions include our risk appetite, future market conditions, the cost of the transactions, FHFA guidance or requirements (including FHFA’s scorecard), the capital relief provided by the transactions, and our overall business and capital plans.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	June 30, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$79,290	19%	$84,894	20%
MCAS	25,752	6	27,088	7
Total	$105,042	25%	$111,982	27%
Multifamily Portfolio Diversification and Monitoring
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 3% as of June 30, 2022 and 2% as of December 31, 2021.
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
Delinquency Statistics on our Multifamily Problem Loans
The percentage of our multifamily loans classified as substandard in our guaranty book of business increased as of June 30, 2022 compared with December 31, 2021. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. Loans classified as substandard increased as of June 30, 2022 compared to December 31, 2021, primarily

Fannie Mae Second Quarter 2022 Form 10-Q	48

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
as a result of the ongoing impact of the COVID-19 pandemic. While overall DSCR on the book has improved, there were a greater number of properties reporting low DSCRs in their latest annual statements. The increase was largely driven by seniors housing loans, which were disproportionally impacted by the pandemic. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.34% as of June 30, 2022 compared with 0.42% as of December 31, 2021 and 0.53% as of June 30, 2021, primarily as a result of loans that received forbearance resolving their delinquency through completion of their repayment plans or otherwise reinstating. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.19% as of June 30, 2022, compared with 0.23% as of December 31, 2021.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Our multifamily serious delinquency rate, excluding loans that have received a forbearance since the start of the pandemic, was 0.03% as of June 30, 2022, compared with 0.04% as of December 31, 2021. We monitor the multifamily serious delinquency rate excluding loans that received a forbearance to better understand the impact that forbearance activity has had on the rate and to monitor loans that are seriously delinquent not as a result of COVID-19 or natural disasters.
Multifamily Loan Forbearance
As of June 30, 2022, the vast majority of our multifamily loans that have received forbearance were associated with a COVID-19-related financial hardship, but only a small portion of these loans remained in forbearance. As of June 30, 2022, there were 7 multifamily loans with an unpaid principal balance of $41 million in active forbearance, compared with 22 loans with an unpaid principal balance of $363 million as of December 31, 2021.
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
Multifamily REO Management
The number of multifamily foreclosed properties held for sale was 31 properties with a carrying value of $349 million as of June 30, 2022, compared with 31 properties with a carrying value of $302 million as of December 31, 2021. We expect additional foreclosures on loans that received a COVID-19 forbearance that are unable to successfully cure their delinquency through a repayment plan or other modification.
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

Fannie Mae Second Quarter 2022 Form 10-Q	49

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Write-offs(1)	$—	$(13)	$—	$(47)
Recoveries	10	18	17	19
Foreclosed property income (expense)	(8)	(13)	(3)	(25)
Credit gains (losses)	2	(8)	14	(53)
Freestanding loss-sharing benefit (reduction in benefit)(2)	(3)	6	(10)	21
Credit gains (losses), net of freestanding loss-sharing benefit	$(1)	$(2)	$4	$(32)

Credit gain (loss) ratio (in bps)(3)	0.2	(0.8)	0.7	(2.7)
Credit gain (loss) ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	(0.1)	(0.2)	0.2	(1.6)
Multifamily initial write-off severity rate(4)	6.9%	14.5%	5.6%	14.0%
Multifamily write-off loan count	1	6	5	15
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

Fannie Mae Second Quarter 2022 Form 10-Q	50

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	June 30, 2022			December 31, 2021
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.15%	0.16%	0.15%	0.15%	0.17%	0.15%
Nonaccrual loans at amortized cost	45.31	51.94	45.96	25.63	54.49	27.35

Nonaccrual loans as a percentage of:
Guaranty book of business	0.33%	0.31%	0.33%	0.57%	0.30%	0.54%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(5,477)	$(684)	$(6,161)	$(5,088)	$(686)	$(5,774)
Guaranty book of business(2)	3,613,859	425,750	4,039,609	3,483,054	413,090	3,896,144
Nonaccrual loans at amortized cost	12,088	1,317	13,405	19,851	1,259	21,110

Components of credit loss reserves:
Allowance for loan losses	$(5,389)	$(680)	$(6,069)	$(4,950)	$(679)	$(5,629)
Allowance for accrued interest receivable	(88)	(1)	(89)	(138)	(2)	(140)
Reserve for guaranty losses(3)	—	(3)	(3)	—	(5)	(5)
Total credit loss reserves(1)	$(5,477)	$(684)	$(6,161)	$(5,088)	$(686)	$(5,774)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $222 million as of June 30, 2022 and $235 million as of December 31, 2021, which are recorded in “Other assets” in our condensed consolidated balance sheets.
(2)Represents conventional guaranty book of business for single-family.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our condensed consolidated balance sheets.
Our nonaccrual loans decreased as of June 30, 2022 compared with December 31, 2021 primarily as a result of loan modifications, which bring a loan current, and loans which were able to otherwise return to accrual status.

Fannie Mae Second Quarter 2022 Form 10-Q	51

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended June 30,
	2022			2021
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.8	(0.9)	1.5	0.9	(0.5)	0.7

Select financial information used in calculating credit ratio:
Write-offs, net of recoveries	$161	$(10)	$151	$71	$(5)	$66
Average guaranty book of business(1)	3,590,621	422,770	4,013,391	3,324,618	400,511	3,725,129

	For the Six Months Ended June 30,
	2022			2021
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	0.9	(0.8)	0.7	0.8	1.4	0.9

Select financial information used in calculating credit ratio:
Write-offs, net of recoveries	$154	$(17)	$137	$139	$28	$167
Average guaranty book of business(1)	3,554,766	419,544	3,974,310	3,283,380	395,190	3,678,570
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
Debt Funding
We are currently subject to a $300 billion debt limit under our senior preferred stock purchase agreement with Treasury, which will decrease to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $148.3 billion as of June 30, 2022. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
Outstanding Debt
Total outstanding debt of Fannie Mae includes short-term and long-term debt and excludes debt of consolidated trusts. Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and,

Fannie Mae Second Quarter 2022 Form 10-Q	52

MD&A | Liquidity and Capital Management

therefore, does not include the current portion of long-term debt. Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year.
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our long-term debt continued to decrease in the first half of 2022 as our funding needs remained low and were primarily satisfied through cash and other liquid assets that accumulated in prior periods.
Debt of Fannie Mae(1)
(Dollars in billions)

$200.9
$132.5
$65.6
$144.5
$122.4
$14.5
12/31/2021
6/30/2022
Short-term debt²
Long-term debt maturing within one year
Long-term debt, excluding portion maturing within one year

(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $3.9 billion and $1.6 billion as of June 30, 2022 and December 31, 2021, respectively.
(2)Short-term debt was $7.6 billion and $2.8 billion as of June 30, 2022 and December 31, 2021, respectively.

Selected Debt Information
	As of
	June 30, 2022	December 31, 2021
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	0.95%	0.03%
Interest rate on long-term debt, including portion maturing within one year	2.16%	1.55%
Interest rate on callable long-term debt	1.59%	1.44%
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	105	109
Weighted-average maturity of debt maturing in more than one year (in months)	53	57
Other Data
Outstanding callable long-term debt	$45.5	$47.0
Connecticut Avenue Securities debt(2)	9.6	11.2
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

Fannie Mae Second Quarter 2022 Form 10-Q	53

MD&A | Liquidity and Capital Management

We intend to repay our short-term and long-term debt obligations as they become due primarily through cash from business operations, the sale of other liquid assets and the issuance of additional debt securities.
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
Although we had a substantial increase in short-term debt issued during the second quarter and first half of 2022 compared with the second quarter and first half of 2021, most of the short-term debt issued was paid off during the quarter, and we ended the second quarter with $7.6 billion in outstanding short-term debt. As our funding needs remained low, we did not issue new long-term debt in the first half of 2022. The increase in long-term debt paid off during the second quarter and first half of 2022 compared with the second quarter and first half of 2021 was primarily due to a higher volume of maturing shorter duration long-term debt in the second quarter and first half of 2022.

Activity in Debt of Fannie Mae
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$19,468	$8,284	$67,945	$13,426
Weighted-average interest rate(1)	0.79%	(0.02)%	0.27%	(0.01)%
Long-term:(2)
Amount	$—	$—	$—	$2,815
Weighted-average interest rate	—%	—%	—%	0.59%
Total issued:
Amount	$19,468	$8,284	$67,945	$16,241
Weighted-average interest rate	0.79%	(0.02)%	0.27%	0.09%
Paid off during the period:(3)
Short-term:
Amount	$14,452	$8,861	$61,679	$23,320
Weighted-average interest rate(1)	0.45%	*	0.14%	0.06%
Long-term:(2)
Amount	$38,561	$21,777	$58,914	$30,227
Weighted-average interest rate	0.99%	1.03%	1.00%	1.03%
Total paid off:
Amount	$53,013	$30,638	$120,593	$53,547
Weighted-average interest rate	0.84%	0.73%	0.56%	0.61%
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

Fannie Mae Second Quarter 2022 Form 10-Q	54

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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $261.1 billion as of June 30, 2022 and $226.4 billion as of December 31, 2021. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $5.2 billion as of June 30, 2022 and $5.4 billion as of December 31, 2021. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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

Fannie Mae Second Quarter 2022 Form 10-Q	55

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio decreased during the first half of 2022 primarily due to a decrease in our holdings of U.S. Treasury securities, including those classified as cash and cash equivalents. We used cash and other liquid assets that accumulated in prior periods to fund our operations and to pay off maturing debt during the first half of 2022.

Cash and cash equivalents(1)

Securities purchased under agreements to resell(2)

U.S. Treasury securities
(1)    Cash equivalents are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
(2)    We held $2.0 billion and $7.2 billion in securities purchased under agreements to resell as of June 30, 2022 and December 31, 2021, respectively.
Cash Flows
Six Months Ended June 30, 2022. Cash, cash equivalents and restricted cash and cash equivalents decreased from $108.6 billion as of December 31, 2021 to $75.9 billion as of June 30, 2022. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) the redemption of funding debt, which outpaced issuances, primarily for the reasons described above, and (3) purchases of loans held for investment.
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
Credit Ratings
Our credit ratings from the major credit ratings organizations, as well as the credit ratings of the U.S. government, are primary factors that could affect our ability to access the capital markets and our cost of funds. For more information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2021 Form 10-K.
The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Second Quarter 2022 Form 10-Q	56

MD&A | Liquidity and Capital Management

Fannie Mae Credit Ratings
As of June 30, 2022
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
Outlook	Stable	Stable	Stable
	(for Long-Term Senior Debt)		(for AAA rated Long-Term Issuer Default Ratings)
In July 2022, Fitch affirmed our “AAA” long-term issuer default rating and revised our rating outlook to stable from negative, following its affirmation of the United States’ “AAA” issuer default rating with a stable outlook. Fitch noted that Fannie Mae’s long-term issuer default rating is directly linked to the United States’ long-term issuer default rating, based on Fitch’s view of the U.S. government’s direct financial support of Fannie Mae.
Capital Management
Capital Requirements
FHFA published a final rule establishing a new enterprise regulatory capital framework for the GSEs in December 2020. FHFA published a final rule amending the enterprise regulatory capital framework in March 2022. We refer to the rule’s requirements, as amended, as the “enterprise regulatory capital framework.” The enterprise regulatory capital framework establishes new supplemental leverage and risk-based capital requirements for the GSEs. Under the leverage capital requirements, we must maintain a tier 1 capital ratio of 2.5% of adjusted total assets. Under the risk-based capital requirements, we must maintain minimum common equity tier 1 capital, tier 1 capital, and adjusted total capital ratios of 4.5%, 6%, and 8%, respectively, of risk-weighted assets. For more information on the enterprise regulatory capital framework, see “Business—Legislation and Regulation—GSE-Focused Matters—Capital” in our 2021 Form 10-K, “Legislation and Regulation—Final Rule Amending the Enterprise Regulatory Capital Framework” in our First Quarter 2022 Form 10-Q and the discussion of amendments to the enterprise regulatory capital framework in “Legislation and Regulation” in this report. The enterprise regulatory capital framework requires substantially higher levels of capital than the previously applicable statutory minimum capital requirement.
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

Fannie Mae Second Quarter 2022 Form 10-Q	57

MD&A | Liquidity and Capital Management

•Specific minimum percentages, or “floors,” on the risk-weights applicable to single-family and multifamily exposures, as well as retained portions of credit risk transfer transactions.
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 3 to the table below. Because of these exclusions, we had a deficit in available capital as of June 30, 2022, even though we had positive net worth under GAAP of $56.4 billion as of June 30, 2022.
We had a $262 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $185 billion under the standardized approach of the rule as of June 30, 2022. Our capital shortfall decreased $10 billion from $272 billion as of March 31, 2022, primarily as a result of an increase in our retained earnings and lower capital requirements due to single-family CRT issuances and home price appreciation.

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2022(1)
(Dollars in billions)
			Stress capital buffer			$34
			Stability capital buffer			45
Adjusted total assets	$4,545		Countercyclical capital buffer			—
Risk-weighted assets	1,325		Prescribed capital conservation buffer amount			$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital(5)	8.0%	$106	N/A	$106	$(58)	$(164)
Common equity tier 1 capital	4.5	60	$79	139	(96)	(235)
Tier 1 capital	6.0	80	79	159	(77)	(236)
Adjusted total capital	8.0	106	79	185	(77)	(262)
Leverage capital:
Core capital(6)	2.5	114	N/A	114	(64)	(178)
Tier 1 capital	2.5	114	23	137	(77)	(214)

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
(3)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of June 30, 2022, this resulted in the full deduction of deferred tax assets ($12.4 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
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
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of June 30, 2022 was 0%. While it is not applicable until we are required to comply with the capital requirements under the

Fannie Mae Second Quarter 2022 Form 10-Q	58

MD&A | Liquidity and Capital Management

enterprise regulatory capital framework, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. See “Note 14—Regulatory Capital Requirements” in this report for information on our capital ratios as of June 30, 2022 under the enterprise regulatory capital framework.
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the second quarter of 2022 and none are payable for the third quarter of 2022.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased by $4.4 billion to $173.3 billion as of June 30, 2022, due to the $4.4 billion increase in our net worth in the first quarter of 2022. The aggregate liquidation preference of the senior preferred stock will further increase to $177.9 billion as of September 30, 2022, due to the $4.6 billion increase in our net worth in the second quarter of 2022. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2021 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of June 30, 2022, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” in our 2021 Form 10-K for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
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

Fannie Mae Second Quarter 2022 Form 10-Q	59

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
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
This section supplements and updates information regarding market risk management in our 2021 Form 10-K. See “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” and “Risk Factors—Market and Industry Risk” in our 2021 Form 10-K for additional information, including our sources of interest-rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest-rate risk.

Fannie Mae Second Quarter 2022 Form 10-Q	60

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented.
The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended June 30, 2022 and 2021. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see our 2021 Form 10-K in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management.”

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of (1)(2)
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Rate level shock:
-100 basis points	$(126)	$(184)
-50 basis points	(48)	(69)
+50 basis points	32	54
+100 basis points	54	75
Rate slope shock:
-25 basis points (flattening)	(7)	(8)
+25 basis points (steepening)	6	8

	For the Three Months Ended June 30, (1)(3)
	2022			2021
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	(0.03)	$(5)	$(36)	0.02	$(11)	$(60)
Minimum	(0.05)	(8)	(62)	(0.04)	(17)	(118)
Maximum	0.02	—	(12)	0.10	(3)	(18)
Standard deviation	0.02	2	13	0.03	4	27
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

Fannie Mae Second Quarter 2022 Form 10-Q	61

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
We use derivatives to help manage the residual interest-rate risk exposure between the assets and liabilities in our net portfolio. Derivatives have enabled us to keep our economic interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock. For additional information on our derivative positions, see “Note 8, Derivative Instruments” in our 2021 Form 10-K and in this report.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of (1)
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Before derivatives	$(306)	$(539)
After derivatives	(48)	(69)
Effect of derivatives	258	470
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

Fannie Mae Second Quarter 2022 Form 10-Q	62

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
In future periods, changes in projected interest rates may not be as significant to our measurement of expected credit losses. Pursuant to our adoption of ASU 2022-02 on January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as TDRs that occur on or after January 1, 2022, are accounted for under the newly adopted ASU and result in the elimination of any prior economic concession recorded in the allowance related to such loans. Although increases in interest rates were a meaningful driver of our credit-related expense in the first half of 2022, we expect the decrease in the balance of loans that were previously designated as TDRs will reduce the sensitivity of our credit-related income (expense) to interest rate volatility over time. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” for more information about our adoption of ASU 2022-02.
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
In the second quarter of 2022, management supplemented model results to reflect some recent market indicators that suggest home price growth may be moderating at a faster pace than indicated by model results for the quarter. See “Key Market Economic Indicators” for additional information on recent market conditions.
Macroeconomic Variables and Sensitivities
Our credit-related income or expense can vary substantially from period to period based on forecasted macroeconomic drivers; primarily home prices and interest rates related to our single-family book of business. We develop regional forecasts for single-family home prices using a multi-path simulation that captures home price projections over a five-year period, which is the period for which we can develop reasonable and supportable forecasts. After the five-year period, the home price forecast reverts to a historical long-term growth rate. Additionally, our model projects the range of possible interest rate scenarios over the life of the loan. This process captures multiple possible outcomes of what could be more or less favorable economic environments for the borrower, and therefore will increase or decrease the likelihood of default or prepayment depending on the environment in each path of the simulation.

Fannie Mae Second Quarter 2022 Form 10-Q	63

MD&A | Critical Accounting Estimates

The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for each quarter through the six months ended June 30, 2022, and for each quarter during the year ended December 31, 2021, and how those forecasts have changed between periods of estimate. Below we present the two succeeding periods used in our estimate of expected credit losses. The forecasts consider periods beyond those presented below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth rate by period of estimate:(2)
	For the Full Year ending December 31,
	2022	2023	2024
Second Quarter 2022	16.0%	4.4%	0.5%
First Quarter 2022	10.8	3.2	1.3

	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	18.8%	8.2%	2.9%
Third Quarter 2021	18.4	7.9	2.4
Second Quarter 2021	14.8	5.4	2.5
First Quarter 2021	8.8	2.5	1.7

Forecasted 30-year interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2022	2023	2024
Second Quarter 2022	5.7%	5.4%	5.2%
First Quarter 2022	4.7	4.8	4.7

	Through the end of December 31,	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	3.2%	3.5%	3.7%
Third Quarter 2021	3.1	3.4	3.7
Second Quarter 2021	3.1	3.4	3.6
First Quarter 2021	3.1	3.3	3.6
(1)These forecasts are provided here solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic & Strategic Research group provides its forecast of economic and housing market conditions, which are available in the “Research and Insights” section of our website, www.fanniemae.com.
(2)These estimates are based on our national home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable growth. We continually update our home price growth estimates and forecasts as new data become available. As a result, the forecast data in this table may also differ from the forecasted home price growth rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the quantitative forecast data we used in our model to estimate credit losses for the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are approved as part of our established governance process, through the date of filing, to ensure the reasonableness of the inputs used to calculate estimated credit losses. The forecast data excludes the impact of any qualitative adjustments.

Fannie Mae Second Quarter 2022 Form 10-Q	64

MD&A | Critical Accounting Estimates

(3)Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Forecasts through the end of December 31, 2022 and 2021 represent the average forecasted rate from the quarter-end through the calendar year end of December 31st. The fourth quarter of 2021 interest rate represents the 30-year interest rate as of December 31, 2021. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date.
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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home price appreciation, assuming a one-percentage point increase in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of June 30, 2022 would decrease by approximately 2%. Conversely, assuming a one-percentage point decrease in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 2%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of June 30, 2022 would increase by approximately 3%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 3%.
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
•our business plans and their impact;

Fannie Mae Second Quarter 2022 Form 10-Q	65

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
•the risks to our business;
•future forbearances, modifications and write-offs relating to the loans in our guaranty book of business and the factors that will affect them;
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
•the duration, spread and severity of the COVID-19 pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic and COVID-19 vaccination rates; the effectiveness of available COVID-19 vaccines over time and against variants of the coronavirus; the nature, extent and success of the forbearance, payment deferrals, modifications and other loss mitigation options we provide to borrowers affected by the pandemic; accounting elections and estimates relating to the impact of the COVID-19 pandemic; borrower and renter behavior in response to the pandemic and its economic impact; the extent to which any future outbreaks or increases in new COVID-19 cases affect economic growth; and the pace and extent to which borrowers, renters and counterparties who continue to be negatively impacted by the pandemic recover;
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
•actions by FHFA, Treasury, HUD, the CFPB, the SEC or other regulators, Congress, the Executive Branch, or state or local governments that affect our business;
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

Fannie Mae Second Quarter 2022 Form 10-Q	66

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
•our reliance on Common Securitization Solutions, LLC (“CSS”), a limited liability company we own jointly with Freddie Mac, and the common securitization platform CSS operates for a majority of our single-family securitization activities; provisions in the CSS limited liability company agreement that permit FHFA to add members to the CSS Board of Managers, limiting the ability of Fannie Mae and Freddie Mac to control decisions of the Board; and changes FHFA may require in our relationship with or in our support of CSS;
•a decrease in our credit ratings;
•limitations on our ability to access the debt capital markets;
•constraints on our entry into new credit risk transfer transactions;
•significant changes in forbearance, modification and foreclosure activity;
•the volume and pace of future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;
•changes in borrower behavior;

Fannie Mae Second Quarter 2022 Form 10-Q	67

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
•the impact of interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac in connection with UMBS;
•operational control weaknesses;
•our reliance on models and future updates we make to our models, including the assumptions used by these models;
•domestic and global political risks and uncertainties, including the impact of the Russian war in Ukraine and the potential expansion of military hostilities;
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

Fannie Mae Second Quarter 2022 Form 10-Q	68

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	June 30, 2022	December 31, 2021

ASSETS
Cash and cash equivalents	$41,639	$42,448
Restricted cash and cash equivalents (includes $28,346 and $59,203, respectively, related to consolidated trusts)	34,303	66,183
Securities purchased under agreements to resell (includes $13,391 and $13,533, respectively, related to consolidated trusts)	15,391	20,743
Investments in securities:
Trading, at fair value (includes $3,824 and $4,224, respectively, pledged as collateral)	64,811	88,206
Available-for-sale, at fair value (with an amortized cost of $764 and $827, respectively)	765	837
Total investments in securities	65,576	89,043
Mortgage loans:
Loans held for sale, at lower of cost or fair value	4,579	5,134
Loans held for investment, at amortized cost:
Of Fannie Mae	58,241	61,025
Of consolidated trusts	4,035,180	3,907,712
Total loans held for investment (includes $4,071 and $4,964, respectively, at fair value)	4,093,421	3,968,737
Allowance for loan losses	(6,069)	(5,629)
Total loans held for investment, net of allowance	4,087,352	3,963,108
Total mortgage loans	4,091,931	3,968,242
Advances to lenders	4,622	8,414
Deferred tax assets, net	12,402	12,715
Accrued interest receivable, net (includes $8,968 and $8,878 related to consolidated trusts and net of allowance of $89 and $140, respectively)	9,565	9,264
Acquired property, net	1,485	1,259
Other assets	12,053	10,855
Total assets	$4,288,967	$4,229,166
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,777 and $8,517, respectively, related to consolidated trusts)	$9,355	$9,186
Debt:
Of Fannie Mae (includes $1,866 and $2,381, respectively, at fair value)	144,455	200,892
Of consolidated trusts (includes $18,418 and $21,735, respectively, at fair value)	4,064,192	3,957,299
Other liabilities (includes $1,870 and $1,245, respectively, related to consolidated trusts)	14,558	14,432
Total liabilities	4,232,560	4,181,809
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $173,257 and $163,672, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(76,873)	(85,934)
Accumulated other comprehensive income	27	38
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	56,407	47,357
Total liabilities and equity	$4,288,967	$4,229,166
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	69

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
Interest income:
Trading securities	$309	$122	$465	$262
Available-for-sale securities	9	18	19	37
Mortgage loans	29,082	24,932	56,224	48,285
Securities purchased under agreements to resell	28	4	34	12
Other	27	31	53	73
Total interest income	29,455	25,107	56,795	48,669
Interest expense:
Short-term debt	(5)	(1)	(6)	(4)
Long-term debt	(21,642)	(16,820)	(41,582)	(33,637)
Total interest expense	(21,647)	(16,821)	(41,588)	(33,641)
Net interest income	7,808	8,286	15,207	15,028
Benefit (provision) for credit losses	(218)	2,588	(458)	3,353
Net interest income after benefit (provision) for credit losses	7,590	10,874	14,749	18,381
Investment gains (losses), net	(49)	646	(151)	691
Fair value gains (losses), net	529	(446)	1,009	338
Fee and other income	81	103	164	190
Non-interest income	561	303	1,022	1,219
Administrative expenses:
Salaries and employee benefits	(398)	(365)	(805)	(752)
Professional services	(198)	(184)	(407)	(398)
Other administrative expenses	(199)	(197)	(391)	(344)
Total administrative expenses	(795)	(746)	(1,603)	(1,494)
Foreclosed property income (expense)	(33)	(41)	6	(36)
TCCA fees	(841)	(758)	(1,665)	(1,489)
Credit enhancement expense	(332)	(274)	(610)	(558)
Change in expected credit enhancement recoveries	(47)	(44)	13	(75)
Other expenses, net	(228)	(280)	(464)	(599)
Total expenses	(2,276)	(2,143)	(4,323)	(4,251)
Income before federal income taxes	5,875	9,034	11,448	15,349
Provision for federal income taxes	(1,222)	(1,882)	(2,387)	(3,204)
Net income	4,653	7,152	9,061	12,145
Other comprehensive loss:
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	(2)	(31)	(7)	(54)
Other, net of taxes	(2)	(1)	(4)	(5)
Total other comprehensive loss	(4)	(32)	(11)	(59)
Total comprehensive income	$4,649	$7,120	$9,050	$12,086
Net income	$4,653	$7,152	$9,061	$12,145
Dividends distributed or amounts attributable to senior preferred stock	(4,649)	(7,120)	(9,050)	(12,086)
Net income attributable to common stockholders	$4	$32	$11	$59
Earnings per share:
Basic	$0.00	$0.01	$0.00	$0.01
Diluted	0.00	0.01	0.00	0.01
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,893	5,893	5,893	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	70

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$24,163	$40,039
Cash flows provided by (used in) investing activities:
Purchases of loans held for investment	(166,414)	(395,301)
Proceeds from repayments of loans acquired as held-for-investment of Fannie Mae	4,588	5,840
Proceeds from sales of loans acquired held-for-investment of Fannie Mae	4,122	7,435
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	297,790	603,947
Advances to lenders	(114,263)	(212,678)
Proceeds from disposition of acquired property and preforeclosure sales	1,438	2,157
Net change in federal funds sold and securities purchased under agreements to resell	5,352	(15,688)
Other, net	(1,248)	1,911
Net cash provided by (used in) investing activities	31,365	(2,377)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	167,585	101,875
Payments to redeem debt of Fannie Mae	(221,707)	(139,184)
Proceeds from issuance of debt of consolidated trusts	308,293	650,713
Payments to redeem debt of consolidated trusts	(343,855)	(641,462)
Other, net	1,467	72
Net cash used in financing activities	(88,217)	(27,986)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(32,689)	9,676
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	108,631	115,623
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$75,942	$125,299
Cash paid during the period for:
Interest	$49,255	$53,676
Income taxes	1,900	2,750

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	71

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(81,526)	$31	$(7,400)	$51,758
Comprehensive income:
Net income	—	—	—	—	—	—	4,653	—	—	4,653
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	(6)	—	(6)
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,649
Balance as of June 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(76,873)	$27	$(7,400)	$56,407

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(85,934)	$38	$(7,400)	$47,357
Comprehensive income:
Net income	—	—	—	—	—	—	9,061	—	—	9,061
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $4)	—	—	—	—	—	—	—	(15)	—	(15)
Reclassification adjustment for gains included in net income (net of taxes of $2)	—	—	—	—	—	—	—	8	—	8
Other (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										9,050
Balance as of June 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(76,873)	$27	$(7,400)	$56,407

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	72

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of March 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(103,117)	$89	$(7,400)	$30,225
Comprehensive income:
Net income	—	—	—	—	—	—	7,152	—	—	7,152
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	2	—	2
Reclassification adjustment for gains included in net income (net of taxes of $9)	—	—	—	—	—	—	—	(33)	—	(33)
Other (net of taxes of $1)	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income										7,120
Balance as of June 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(95,965)	$57	$(7,400)	$37,345

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(108,110)	$116	$(7,400)	$25,259
Comprehensive income:
Net income	—	—	—	—	—	—	12,145	—	—	12,145
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Reclassification adjustment for gains included in net income (net of taxes of $13)	—	—	—	—	—	—	—	(50)	—	(50)
Other (net of taxes of $2)	—	—	—	—	—	—	—	(5)	—	(5)
Total comprehensive income										12,086
Balance as of June 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(95,965)	$57	$(7,400)	$37,345

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	73

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
The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2021 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and six months ended June 30, 2022 may not necessarily be indicative of the results for the year ending December 31, 2022.
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
decision or notification is required. The conservator retains the authority to amend or withdraw its order and instructions at any time.
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding our future, including how long we will continue to exist in our current form, the extent of our role in the market, the level of government support of our business, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. Under the GSE Act, the Director of FHFA must place us into receivership if they make a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us into receivership at the Director’s discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which would lead to substantially different financial results. Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. We are not aware of any plans of FHFA (1) to fundamentally change our business model, or (2) to reduce the aggregate amount available to or held by the company under our equity structure, which includes the senior preferred stock purchase agreement.
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
We discuss more fully our senior preferred stock and the terms of the senior preferred stock purchase agreement, as amended, including Treasury’s funding commitment, in “Note 11, Equity” in our 2021 Form 10-K.
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of June 30, 2022, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had positive net worth of $56.4 billion as of June 30, 2022.
The dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA.
The aggregate liquidation preference of the senior preferred stock increased to $173.3 billion as of June 30, 2022 and will further increase to $177.9 billion as of September 30, 2022, due to the $4.6 billion increase in our net worth in the second quarter of 2022.
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
relating to the underlying resecuritized securities. Additionally, we make regular income tax payments to and receive tax refunds from the Internal Revenue Service (“IRS”), a bureau of Treasury.
Transactions with Treasury
Our administrative expenses were reduced by $3 million and $5 million for the three months ended June 30, 2022 and 2021 respectively, and $7 million and $9 million for the six months ended June 30, 2022 and 2021, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
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
We recognized $841 million and $758 million for the three months ended June 30, 2022 and 2021 respectively, and $1.7 billion and $1.5 billion in TCCA fees during the six months ended June 30, 2022 and 2021, respectively, of which $841 million had not been remitted to Treasury as of June 30, 2022.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital Magnet Fund. We recognized a total of $28 million and $57 million in “Other expenses, net” for the three months ended June 30, 2022 and 2021 respectively, and $66 million and $119 million for the six months ended June 30, 2022 and 2021, respectively, in connection with Treasury’s Capital Magnet Fund, of which $66 million has not been remitted as of June 30, 2022.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $31 million and $35 million for the three months ended June 30, 2022 and 2021, respectively, and $63 million and $72 million for the six months ended June 30, 2022 and 2021, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $16 million and $18 million for the three months ended June 30, 2022 and 2021, respectively, and $38 million and $45 million for the six months ended June 30, 2022 and 2021, respectively.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock. Weighted average common shares include 4.7 billion shares for the periods ended June 30, 2022 and 2021 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2022 and 2021.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six months ended June 30, 2022 and 2021, our diluted EPS weighted-average shares outstanding includes $26 million shares issuable upon the conversion of convertible preferred stock.
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	77

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
Fair Value Hedging - Portfolio Layer Method
On March 28, 2022, the FASB issued ASU 2022-01, Fair Value Hedging - Portfolio Layer Method, which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. The ASU expands the scope of the current last-of-layer method to allow entities to apply this method, renamed the portfolio layer method, to non-prepayable financial assets and to designate multiple hedge relationships within a single closed portfolio of financial assets. Additionally, the ASU clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be considered when measuring credit losses on the financial assets included in the closed portfolio. Further, the ASU clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately.
The ASU is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those years. We plan to adopt this guidance effective January 1, 2023. The adoption of this guidance is not expected to have a material impact on our financial statements.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	78

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

	As of
	June 30, 2022	December 31, 2021

	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$800	$984
Non-Fannie Mae	2,619	3,030
Total trading securities	3,419	4,014
Available-for-sale securities:
Fannie Mae	458	495
Non-Fannie Mae	174	200
Total available-for-sale securities	632	695
Other assets	33	35
Other liabilities	(38)	(41)
Net carrying amount	$4,046	$4,703
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $254 billion and $220 billion as of June 30, 2022 and December 31, 2021, respectively. The total assets of our unconsolidated securitization and

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

resecuritization trusts were approximately $290 billion and $250 billion as of June 30, 2022 and December 31, 2021, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit (“LIHTC”) investments, community investments and other entities, was $363 million and the related net carrying value was $356 million as of June 30, 2022. As of December 31, 2021, the maximum exposure to loss was $292 million and the related net carrying value was $288 million. The total assets of these limited partnership investments were $3.8 billion and $3.7 billion as of June 30, 2022 and December 31, 2021.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $16.7 billion and $10.4 billion as of June 30, 2022 and December 31, 2021, respectively. The total assets related to these unconsolidated SPVs were $16.7 billion and $10.4 billion as of June 30, 2022 and December 31, 2021, respectively.
The unpaid principal balance of our multifamily loan portfolio was $416.3 billion as of June 30, 2022. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2022 and 2021, the unpaid principal balance of portfolio securitizations was $77.0 billion and $197.1 billion, respectively. For the six months ended June 30, 2022 and 2021, the unpaid principal balance of portfolio securitizations was $179.8 billion and $413.9 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2022, the unpaid principal balance of retained interests was $1.0 billion and its related fair value was $1.7 billion. As of December 31, 2021, the unpaid principal balance of retained interests was $1.1 billion and its related fair value was $2.0 billion. For the three months ended June 30, 2022 and 2021, the principal, interest and other fees received on retained interests was $108 million and $144 million, respectively. For the six months ended June 30, 2022 and 2021, the principal, interest and other fees received on retained interests was $222 million and $287 million, respectively.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	80

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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	June 30, 2022	December 31, 2021
	(Dollars in millions)
Single-family	$3,623,404	$3,495,573
Multifamily	416,341	403,452
Total unpaid principal balance of mortgage loans	4,039,745	3,899,025
Cost basis and fair value adjustments, net	58,255	74,846
Allowance for loan losses for HFI loans	(6,069)	(5,629)
Total mortgage loans(1)	$4,091,931	$3,968,242
(1)Excludes $9.4 billion and $9.1 billion of accrued interest receivable, net of allowance as of June 30, 2022 and December 31, 2021.
The following table displays information about our redesignation of loans from HFI to HFS and the sales of mortgage loans during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
	(Dollars in millions)
Single-family loans redesignated from HFI to HFS:
Amortized cost	$3,192	$6,305	$4,373	$9,417
Lower of cost or fair value adjustment at time of redesignation(1)	(209)	(146)	(222)	(200)
Allowance reversed at time of redesignation	155	824	218	1,185

Single-family loans sold:
Unpaid principal balance	$4,310	$7,317	$4,310	$7,525
Realized gains, net	71	653	71	655
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.6 billion as of June 30, 2022 and $4.4 billion as of December 31, 2021. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of June 30, 2022
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$23,117	$5,016	$23,501	$51,634	$3,045,736	$3,097,370	$15,579	$4,635
15-year or less, amortizing fixed-rate	1,863	263	990	3,116	520,848	523,964	805	122
Adjustable-rate	164	29	178	371	25,577	25,948	130	39
Other(2)	624	164	1,126	1,914	31,752	33,666	566	379
Total single-family	25,768	5,472	25,795	57,035	3,623,913	3,680,948	17,080	5,175
Multifamily(3)	174	N/A	1,392	1,566	416,287	417,853	28	77
Total	$25,942	$5,472	$27,187	$58,601	$4,040,200	$4,098,801	$17,108	$5,252

	As of December 31, 2021
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,862	$5,192	$38,288	$66,342	$2,902,763	$2,969,105	$24,236	$6,271
15-year or less, amortizing fixed-rate	2,024	326	1,799	4,149	529,278	533,427	1,454	193
Adjustable-rate	161	36	374	571	25,771	26,342	287	63
Other(2)	786	204	1,942	2,932	35,013	37,945	1,008	545
Total single-family	25,833	5,758	42,403	73,994	3,492,825	3,566,819	26,985	7,072
Multifamily(3)	114	N/A	1,693	1,807	404,398	406,205	317	107
Total	$25,947	$5,758	$44,096	$75,801	$3,897,223	$3,973,024	$27,302	$7,179
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
(2)Reverse mortgage loans included in “Other” are not aged due to their nature and are included in the current column.
(3)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	82

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

	As of June 30, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$190,136	$937,515	$856,222	$157,885	$75,387	$695,506	$2,912,651
Greater than 80% and less than or equal to 90%	47,716	84,022	5,527	1,037	606	1,262	140,170
Greater than 90% and less than or equal to 100%	36,786	5,414	1,270	375	102	273	44,220
Greater than 100%	1	11	9	11	13	284	329
Total 20- and 30-year or more, amortizing fixed-rate	274,639	1,026,962	863,028	159,308	76,108	697,325	3,097,370
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	31,599	196,511	143,922	22,168	8,165	119,586	521,951
Greater than 80% and less than or equal to 90%	802	745	44	6	1	3	1,601
Greater than 90% and less than or equal to 100%	374	31	1	—	—	2	408
Greater than 100%	—	—	—	—	—	4	4
Total 15-year or less, amortizing fixed-rate	32,775	197,287	143,967	22,174	8,166	119,595	523,964
Adjustable-rate:
Less than or equal to 80%	1,920	6,755	2,009	894	1,001	12,698	25,277
Greater than 80% and less than or equal to 90%	310	207	7	1	2	3	530
Greater than 90% and less than or equal to 100%	125	15	1	—	—	—	141
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	2,355	6,977	2,017	895	1,003	12,701	25,948
Other:
Less than or equal to 80%	—	—	—	31	238	24,297	24,566
Greater than 80% and less than or equal to 90%	—	—	—	—	2	151	153
Greater than 90% and less than or equal to 100%	—	—	—	—	1	71	72
Greater than 100%	—	—	—	—	—	71	71
Total other	—	—	—	31	241	24,590	24,862
Total	$309,769	$1,231,226	$1,009,012	$182,408	$85,518	$854,211	$3,672,144

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$223,655	$1,140,781	$1,002,153	$180,978	$84,791	$852,087	$3,484,445
Greater than 80% and less than or equal to 90%	48,828	84,974	5,578	1,044	611	1,419	142,454
Greater than 90% and less than or equal to 100%	37,285	5,460	1,272	375	103	346	44,841
Greater than 100%	1	11	9	11	13	359	404
Total	$309,769	$1,231,226	$1,009,012	$182,408	$85,518	$854,211	$3,672,144

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2021, by Year of Origination(1)
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$798,830	$881,290	$177,909	$87,825	$111,059	$666,327	$2,723,240
Greater than 80% and less than or equal to 90%	129,340	39,689	2,689	1,056	622	1,687	175,083
Greater than 90% and less than or equal to 100%	66,667	2,278	544	229	57	460	70,235
Greater than 100%	21	12	9	16	22	467	547
Total 20- and 30-year or more, amortizing fixed-rate	994,858	923,269	181,151	89,126	111,760	668,941	2,969,105
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	196,163	157,076	25,390	9,595	20,715	121,027	529,966
Greater than 80% and less than or equal to 90%	2,576	259	16	4	2	7	2,864
Greater than 90% and less than or equal to 100%	579	5	—	1	1	4	590
Greater than 100%	—	—	—	—	2	5	7
Total 15-year or less, amortizing fixed-rate	199,318	157,340	25,406	9,600	20,720	121,043	533,427
Adjustable-rate:
Less than or equal to 80%	6,166	2,235	1,065	1,236	2,524	12,501	25,727
Greater than 80% and less than or equal to 90%	438	25	7	4	2	3	479
Greater than 90% and less than or equal to 100%	135	1	—	—	—	—	136
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	6,739	2,261	1,072	1,240	2,526	12,504	26,342
Other:
Less than or equal to 80%	—	—	34	268	655	26,930	27,887
Greater than 80% and less than or equal to 90%	—	—	—	3	6	275	284
Greater than 90% and less than or equal to 100%	—	—	—	1	2	133	136
Greater than 100%	—	—	—	1	1	141	143
Total other	—	—	34	273	664	27,479	28,450
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$1,001,159	$1,040,601	$204,398	$98,924	$134,953	$826,785	$3,306,820
Greater than 80% and less than or equal to 90%	132,354	39,973	2,712	1,067	632	1,972	178,710
Greater than 90% and less than or equal to 100%	67,381	2,284	544	231	60	597	71,097
Greater than 100%	21	12	9	17	25	613	697
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324
(1)Excludes $8.8 billion and $9.5 billion as of June 30, 2022 and December 31, 2021, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.

	As of June 30, 2022, by Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$25,484	$66,316	$77,400	$61,574	$52,228	$116,500	$399,502
Classified(2)	—	134	911	2,676	1,966	12,664	18,351
Total	$25,484	$66,450	$78,311	$64,250	$54,194	$129,164	$417,853

	As of December 31, 2021, by Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$58,986	$79,602	$64,278	$55,552	$44,037	$87,549	$390,004
Classified(2)	21	595	2,288	2,114	4,091	7,092	16,201
Total	$59,007	$80,197	$66,566	$57,666	$48,128	$94,641	$406,205
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. We had loans with an amortized cost of $37 million classified as doubtful as of June 30, 2022 and loans with an amortized cost of less than $1 million classified as doubtful as of December 31, 2021.
Loss Mitigation Options for Borrowers Experiencing Financial Difficulty
As part of our loss mitigation activities, we may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. In addition to loan modifications, we also provide other loss mitigation options to assist borrowers who experience financial difficulties.
Below we provide disclosures relating to loan restructurings where borrowers were experiencing financial difficulty, including restructurings that resulted in an insignificant payment delay. The disclosures exclude loans classified as held for sale and those for which we have elected the fair value option.
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
•a repayment plan is a short-term loss mitigation option that allows borrowers a specific period of time to return the loan to current status by paying the regular monthly payment plus additional agreed-upon delinquent amounts (generally for a period up to 12 months and the monthly repayment plan amount must not exceed 150% of the contractual mortgage payment). A repayment plan does not impact our reporting of when a loan is considered past due, which remains based on the contractual terms of the loan. At the end of the repayment plan, the borrower resumes making the regular monthly payment; and

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	85

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
Our loan modifications include the following concessions:
•capitalization of past due amounts, a form of payment delay, which capitalizes interest and other eligible default related amounts that were advanced on behalf of the borrower that are past due into the unpaid principal balance and
•a term extension, which typically extends the contractual maturity date of the loan to 40 years from the effective date of the modification.
In addition to these concessions, loan modifications may also include an interest rate reduction, which reduces the contractual interest rate of the loan, or a principal forbearance, which is another form of payment delay that includes forbearing repayment of a portion of the principal balance as a non-interest bearing amount that is due at the earlier of the payoff date, the maturity date, or sale or transfer of the property.
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following table displays the amortized cost of HFI mortgage loans that were restructured during the three and six months ended June 30, 2022, presented by portfolio segment and class of financing receivable.

	For the Three Months Ended June 30, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$11,213	$5,203	$3,815	$769	$4,671	$25,671	1%
15-year or less, amortizing fixed-rate	571	287	154	—	—	1,012	*
Adjustable-rate	61	27	28	—	4	120	*
Other	231	121	144	46	148	690	2
Total single-family	12,076	5,638	4,141	815	4,823	27,493	1
Multifamily	23	—	—	—	11	34	*
Total(3)	$12,099	$5,638	$4,141	$815	$4,834	$27,527	1

	For the Six Months Ended June 30, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$14,428	$11,518	$6,064	$1,831	$9,165	$43,006	1%
15-year or less, amortizing fixed-rate	735	653	253	1	1	1,643	*
Adjustable-rate	84	77	53	—	12	226	1
Other	319	304	232	139	374	1,368	4
Total single-family	15,566	12,552	6,602	1,971	9,552	46,243	1
Multifamily	237	—	—	—	11	248	*
Total(3)	$15,803	$12,552	$6,602	$1,971	$9,563	$46,491	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes $269 million and $1.7 billion for the three and six months ended June 30, 2022, respectively, for loans that paid off prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Our estimate of future credit losses uses a lifetime methodology, derived from modeled loan performance based on the historical experience of loans with similar risk characteristics, adjusted to reflect current conditions, our current loss mitigation activities and reasonable and supportable forecasts. The credit loss model considers extensive historical loss experience, which would include the impact of the loss mitigation programs that we offer to borrowers experiencing financial difficulty, and also includes the impact of projected loss severities as a result of a loan default. The manner in which these loss mitigation programs are factored into our loss estimates do not vary by portfolio segment.
The following tables summarize the financial impacts of loan modifications and payment deferrals made to single-family HFI loans during the three and six months ended June 30, 2022, presented by class of financing receivable. We discuss the qualitative impacts of forbearance plans, repayment plans, and trial modifications earlier in this footnote. As a result, those loss mitigation options are excluded from the table below.

	For the Three Months Ended June 30, 2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.45%	180	$22,997
15-year or less, amortizing fixed-rate	1.88	51	18,394
Adjustable-rate	0.78	—	19,528
Other	1.81	183	22,666

	For the Six Months Ended June 30, 2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.52%	179	$23,372
15-year or less, amortizing fixed-rate	2.69	61	20,361
Adjustable-rate	0.53	—	23,406
Other	1.87	185	24,310
(1)    Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)    Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period end.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	88

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays the amortized cost of HFI loans that received a completed modification or payment deferral on or after January 1, 2022, the date we adopted ASU 2022-02, through June 30, 2022 and that defaulted in the period presented. The substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2022 did not default during the period. For purposes of this disclosure, we define loans that had a payment default as single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period. For loans that receive a forbearance plan, repayment plan or trial modification, these loss mitigation options generally remain in default until the loan is no longer delinquent as a result of the payment of all past-due amounts or as a result of a loan modification or payment deferral. Therefore, forbearance plans, repayment plans and trial modifications are not included in default tables below.

	For the Six Months Ended June 30, 2022(1)
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total
	(Dollars in Millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$492	$62	$109	$663
15-year or less, amortizing fixed-rate	21	1	—	22
Adjustable-rate	3	—	1	4
Other	14	5	9	28
Total single-family	530	68	119	717
Multifamily	—	—	—	—
Total loans that subsequently defaulted(2)	$530	$68	$119	$717
(1)    The substantial majority of loans that subsequently defaulted during the six months ended June 30, 2022, defaulted during the second quarter; therefore we are not separately presenting a table for the three months ended June 30, 2022.
(2)     Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following table displays an aging analysis of HFI mortgage loans that were restructured on or after January 1, 2022, the date we adopted ASU 2022-02, through June 30, 2022, presented by portfolio segment and class of financing receivable. The substantial majority of loans that received a completed modification or a payment deferral during the second quarter of 2022 were not delinquent.

	As of June 30, 2022
	30-59 Days Delinquent	60-89 Days Delinquent(1)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,351	$1,680	$15,203	$19,234	$13,130	$32,364
15-year or less, amortizing fixed-rate	112	87	649	848	507	1,355
Adjustable-rate	14	8	103	125	71	196
Other	65	44	440	549	504	1,053
Total single-family loans modified	2,542	1,819	16,395	20,756	14,212	34,968
Multifamily	—	—	237	237	11	248
Total loans restructured(2)	$2,542	$1,819	$16,632	$20,993	$14,223	$35,216
(1)    Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(2)    Represents the amortized cost basis as of period end.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	89

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
The substantial majority of the loan modifications accounted for as TDRs resulted from a payment delay, term extension, interest rate reduction or a combination thereof. The average term extension of a single-family modified loan was 145 months and the average interest rate reduction was 0.61 percentage points for the three months ended June 30, 2021. During the six months ended June 30, 2021, the average term extension of a single-family modified loan was 142 months and the average interest rate reduction was 0.57 percentage points.
The following table displays the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Three Months Ended June 30, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	2,907	$458
15-year or less, amortizing fixed-rate	308	26
Adjustable-rate	37	6
Other	174	17
Total single-family	3,426	507
Multifamily	—	—
Total TDRs	3,426	$507

	For the Six Months Ended June 30, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	5,896	$929
15-year or less, amortizing fixed-rate	677	54
Adjustable-rate	78	12
Other	328	35
Total single-family	6,979	1,030
Multifamily	—	—
Total TDRs	6,979	$1,030

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	90

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

	For the Three Months Ended June 30, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	1,562	$262
15-year or less, amortizing fixed-rate	103	8
Adjustable-rate	6	1
Other	211	38
Total single-family	1,882	309
Multifamily	—	—
Total TDRs that subsequently defaulted	1,882	$309

	For the Six Months Ended June 30, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	3,972	$675
15-year or less, amortizing fixed-rate	197	14
Adjustable-rate	15	3
Other	493	91
Total single-family	4,677	783
Multifamily	—	—
Total TDRs that subsequently defaulted	4,677	$783
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	91

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
For loans that have not been negatively impacted by COVID-19, we place a multifamily loan on nonaccrual status when the loan becomes two months or more past due according to its contractual terms unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured. For multifamily loans on nonaccrual status, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan.
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended June 30,
	2022	2021
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$15	$21
Multifamily	1	—

	For the Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$32	$129
Multifamily	1	1

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of			For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
	June 30, 2022	March 31, 2022	December 31, 2021
	Amortized Cost			Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,241	$13,692	$17,599	$34	$82
15-year or less, amortizing fixed-rate	245	331	430	1	2
Adjustable-rate	59	84	107	—	—
Other	698	913	1,101	2	5
Total single-family	11,243	15,020	19,237	37	89
Multifamily	1,317	1,258	1,259	8	14
Total nonaccrual loans	$12,560	$16,278	$20,496	$45	$103

	As of			For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	June 30, 2021	March 31, 2021	December 31, 2020
	Amortized Cost			Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$24,728	$30,173	$22,907	$95	$180
15-year or less, amortizing fixed-rate	596	945	853	2	3
Adjustable-rate	179	284	270	—	1
Other	1,761	2,583	2,475	6	11
Total single-family	27,264	33,985	26,505	103	195
Multifamily	2,220	2,153	2,069	4	13
Total nonaccrual loans	$29,484	$36,138	$28,574	$107	$208
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	93

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(5,241)	$(8,547)	$(4,950)	$(9,344)
Benefit (provision) for loan losses	(248)	2,493	(530)	3,164
Write-offs	248	149	275	220
Recoveries	(84)	(77)	(117)	(79)
Other	(64)	(82)	(67)	(25)
Ending Balance	$(5,389)	$(6,064)	$(5,389)	$(6,064)
Multifamily allowance for loan losses:
Beginning balance	$(658)	$(1,081)	$(679)	$(1,208)
Benefit (provision) for loan losses	(12)	35	16	130
Write-offs	—	14	—	47
Recoveries	(10)	(18)	(17)	(19)
Ending Balance	$(680)	$(1,050)	$(680)	$(1,050)
Total allowance for loan losses:
Beginning balance	$(5,899)	$(9,628)	$(5,629)	$(10,552)
Benefit (provision) for loan losses	(260)	2,528	(514)	3,294
Write-offs	248	163	275	267
Recoveries	(94)	(95)	(134)	(98)
Other	(64)	(82)	(67)	(25)
Ending Balance	$(6,069)	$(7,114)	$(6,069)	$(7,114)
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
In recent periods, changes in actual and projected interest rates have been a meaningful driver of our benefit or provision for loan losses as these changes drive prepayment speeds and impact the measurement of the economic concessions granted to borrowers on modified loans. However, pursuant to our adoption of ASU 2022-02 on January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for restructurings occurring on or after the adoption date. This accounting also results in the elimination of any existing economic concession related to a loan that was previously designated as a TDR if such loan is restructured on or after January 1, 2022. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” for more information about our adoption of ASU 2022-02.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
The largest driver of our single-family provision for loan losses for the three and six months ended June 30, 2022 was an increase in actual and projected interest rates as of June 30, 2022 compared with March 31, 2022 and December 31, 2021. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extend the expected lives of these TDR loans, which increases the expected impairment relating to economic concessions provided on them, resulting in a provision for loan losses.
Some of the provision from increased actual and projected interest rates in the first half of 2022 was offset by a benefit from actual and forecasted home price growth. While home price growth was strong in the second quarter and first half of 2022, some recent market indicators suggest that home price growth may be moderating at a faster pace than indicated by our home price forecast, which reduced the benefit from home price growth recognized in the second quarter and first half of 2022.
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
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. For the three and six months ended June 30, 2021, management used its judgment to reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model to account for uncertainty. The decrease in uncertainty as of June 30, 2021 compared with the end of 2020 was primarily driven by the passage of the American Rescue Plan Act of 2021, which provided additional economic stimulus and helped support continued economic recovery. In addition, the implementation of the COVID-19 vaccination program in the United States contributed to a significant increase in business activity and an improved economy in 2021, decreased uncertainty surrounding the post-pandemic recovery. There was also decreased political uncertainty, as well as a decrease in the number of borrowers in a COVID-19-related forbearance, lessening expectations of loan losses. However, management continued to apply its judgment and supplemented model results as of June 30, 2021 as uncertainty remained regarding the loss mitigation outcomes of borrowers still in forbearance and the future course of the pandemic, including the impact on the economy of the spread of new variants of the virus and low vaccination rates in certain areas of the country.
The impact of the factors above was partially offset by a provision from higher actual and projected interest rates. Actual and projected interest rates were higher as of June 30, 2021 compared with December 31, 2020.
The primary factor that contributed to our multifamily provision for loan losses for the three months ended June 30, 2022, was a provision expense from higher actual and projected interest rates. This provision was partially offset by a benefit from actual and projected economic data, including strong property value growth, driven by continued demand for multifamily housing.
The primary factor that contributed to our multifamily benefit for loan losses in the six months ended June 30, 2022, was a benefit from actual and projected economic data. This benefit was partially offset by a provision from higher actual and projected interest rates.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	95

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
The primary factors that contributed to our multifamily benefit for loan losses for the three and six months ended June 30, 2021 were:
•Benefit from actual and projected economic data. For the three and six months ended June 30, 2021, property value forecasts increased due to continued demand for multifamily housing. In addition, improved job growth led to an increase in projected average property net operating income, which reduced the probability of loan defaults resulting in a benefit for loan losses for the second quarter and first half of 2021.
•Benefit from lower expected credit losses as a result of the COVID-19 pandemic. Similar to our single-family provision for loan losses described above, for both the three and six months ended June 30, 2021, management used its judgment to further reduce the non-modeled adjustment that was previously applied to the loss projections developed by our credit loss model to account for uncertainty. The remaining non-modeled adjustment as of June 30, 2021, reflected management’s judgment that uncertainty remained surrounding the subsequent course of the pandemic, including new strains of the virus and its effect on the economy.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	96

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

	As of
	June 30, 2022	December 31, 2021

	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$1,295	$1,576
Other agency(1)	2,508	2,893
Other mortgage-related securities	112	137
Total mortgage-related securities (includes $469 million and $593 million, respectively, related to consolidated trusts)	3,915	4,606
Non-mortgage-related securities(2)	60,896	83,600
Total trading securities	$64,811	$88,206
(1)Consists of Freddie Mac and Ginnie Mae mortgage-related securities.
(2)Primarily includes U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021

	(Dollars in millions)
Net trading gains (losses)	$(665)	$161	$(2,435)	$(597)
Net trading gains (losses) recognized in the period related to securities still held at period end	(546)	156	(2,173)	(586)
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

	As of June 30, 2022
	Total Amortized Cost	Allowance for Credit Losses(1)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Fannie Mae	$461	$—	$11	$(14)	$458
Other agency(2)	10	—	—	—	10
Other mortgage-related securities	293	—	6	(2)	297
Total	$764	$—	$17	$(16)	$765

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Investments in Securities

	As of December 31, 2021
	Total Amortized Cost	Allowance for Credit Losses(1)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Fannie Mae	$492	$—	$14	$(11)	$495
Other agency(2)	12	—	—	—	12
Other mortgage-related securities	323	—	10	(3)	330
Total	$827	$—	$24	$(14)	$837
(1)Total allowance for credit losses is less than $0.5 million as of June 30, 2022 and December 31, 2021.
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
Non-Agency Mortgage-Related Securities
As of June 30, 2022, substantially all of our non-agency mortgage-related securities were in an unrealized gain position.
The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of
	June 30, 2022				December 31, 2021
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value

	(Dollars in millions)
Fannie Mae	$(12)	$158	$(2)	$36	$(5)	$225	$(6)	$102
Other mortgage-related securities	(2)	9	—	—	(3)	3	—	—
Total	$(14)	$167	$(2)	$36	$(8)	$228	$(6)	$102

The following table displays the gross realized gains (losses) and proceeds on sales of AFS securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021

	(Dollars in millions)
Gross realized gains	$—	$46	$—	$59
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	—	467	—	582

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays net unrealized gains and losses on AFS securities and other amounts recorded within our accumulated other comprehensive income, net of tax.

	As of
	June 30, 2022	December 31, 2021

	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded an allowance for credit losses	$2	$9
Net unrealized losses on AFS securities for which we have recorded an allowance for credit losses	(2)	(2)
Other	27	31
Accumulated other comprehensive income	$27	$38

Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of June 30, 2022
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value

	(Dollars in millions)
Fannie Mae	$461	$458	$—	$—	$3	$3	$13	$14	$445	$441
Other agency	10	10	—	—	—	—	1	1	9	9
Other mortgage-related securities	293	297	4	4	20	20	15	15	254	258
Total	$764	$765	$4	$4	$23	$23	$29	$30	$708	$708
(1)Net carrying amount consists of amortized cost, net of allowance for credit losses on AFS debt securities but does not include any unrealized fair value gains or losses.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Financial Guarantees

6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The maximum remaining contractual term of our guarantees is 30 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $247.6 billion and $212.3 billion as of June 30, 2022 and December 31, 2021, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2022			December 31, 2021
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$3,385	$15	$3,294	$3,733	$16	$3,626
Other guaranty arrangements(2)	10,110	79	2,087	10,423	85	2,117
Total	$13,495	$94	$5,381	$14,156	$101	$5,743
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

	As of
	June 30, 2022		December 31, 2021
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Securities sold under agreements to repurchase(2)	$1,466	1.45%	$—	—%
Short-term debt of Fannie Mae	7,590	0.95	2,795	0.03
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day, reported as “Other liabilities” in our condensed consolidated balance sheets.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2022			December 31, 2021
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2022 - 2030	$78,400	2.33%	2022 - 2030	$89,618	2.13%
Medium-term notes(3)	2022 - 2031	37,718	0.61	2022 - 2031	38,312	0.60
Other(4)	2023 - 2038	6,852	4.04	2023 - 2038	7,045	3.73
Total senior fixed		122,970	1.91		134,975	1.78
Senior floating:
Medium-term notes(3)	2022	4,025	1.28	2022	51,583	0.32
Connecticut Avenue Securities(5)	2023 - 2031	9,617	5.40	2023 - 2031	11,166	4.30
Other(6)	2037	253	9.26	2037	373	7.17
Total senior floating		13,895	4.38		63,122	1.05
Total long-term debt of Fannie Mae(7)		136,865	2.16		198,097	1.55
Debt of consolidated trusts	2022 - 2061	4,064,192	2.17	2022 - 2061	3,957,299	1.89
Total long-term debt		$4,201,057	2.17%		$4,155,396	1.88%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $3.9 billion and $1.6 billion as of June 30, 2022 and December 31, 2021, respectively.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	101

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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	102

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of June 30, 2022			As of December 31, 2021
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$5,920	$—	$—	$4,347	$—	$—
Receive-fixed	45,943	—	—	40,686	—	—
Total risk management derivatives designated as hedging instruments	51,863	—	—	45,033	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	74,548	—	—	56,817	—	—
Receive-fixed	75,951	—	(3,514)	56,874	—	(1,131)
Basis	41,250	35	—	250	152	—
Foreign currency	302	—	(69)	336	25	(34)
Swaptions:(1)
Pay-fixed	4,631	151	(3)	4,341	52	(2)
Receive-fixed	1,481	9	(33)	1,091	10	(21)
Total risk management derivatives not designated as hedging instruments	198,163	195	(3,619)	119,709	239	(1,188)
Netting adjustment(2)	—	63	3,540	—	(237)	1,173
Total risk management derivatives portfolio	250,026	258	(79)	164,742	2	(15)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	7,096	36	(12)	13,192	17	(5)
Forward contracts to purchase mortgage-related securities	44,811	358	(93)	58,021	83	(34)
Forward contracts to sell mortgage-related securities	72,054	237	(393)	111,173	69	(158)
Total mortgage commitment derivatives	123,961	631	(498)	182,386	169	(197)
Credit enhancement derivatives	24,099	3	(45)	19,256	—	(21)
Derivatives at fair value	$398,086	$892	$(622)	$366,384	$171	$(233)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $3.7 billion and $966 million as of June 30, 2022 and December 31, 2021, respectively. Cash collateral received was $83 million and $30 million as of June 30, 2022 and December 31, 2021, respectively.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	103

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,174	$(695)	$3,299	$1,512
Receive-fixed	(1,106)	757	(3,366)	(1,098)
Basis	(63)	19	(131)	(27)
Foreign currency	(36)	4	(60)	(4)
Swaptions:
Pay-fixed	54	(58)	98	49
Receive-fixed	(10)	30	(13)	(209)
Futures	(1)	—	(1)	1
Net contractual interest income (expense) on interest-rate swaps	(28)	7	(39)	(4)
Total risk management derivatives fair value gains (losses), net	(16)	64	(213)	220
Mortgage commitment derivatives fair value gains (losses), net	844	(553)	2,416	529
Credit enhancement derivatives fair value losses, net	(29)	(18)	(51)	(108)
Total derivatives fair value gains, net	$799	$(507)	$2,152	$641

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$29,082	$(21,642)	$24,932	$(16,820)	$56,224	$(41,582)	$48,285	$(33,637)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(344)	$—	$106	$—	$(582)	$—	$70	$—
Discontinued hedge related basis adjustment amortization	5	—	—	—	5	—	—	—
Derivatives designated as hedging instruments	337	—	(106)	—	564	—	(70)	—
Interest accruals on hedging instruments	(9)	—	(5)	—	(17)	—	(5)	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	748	—	(390)	—	2,371	—	805
Discontinued hedge-related basis adjustment amortization	—	(119)	—	(21)	—	(184)	—	(34)
Derivatives designated as hedging instruments	—	(568)	—	423	—	(2,092)	—	(791)
Interest accruals on derivative hedging instruments	—	7	—	59	—	54	—	113
Total effect of fair value hedges	$(11)	$68	$(5)	$71	$(30)	$149	$(5)	$93

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item's cumulative basis adjustments and the closed portfolio balances under the last-of-layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$242,843	$(443)	$(443)	$70,938	$5,649
Debt of Fannie Mae	(76,004)	3,468	3,468	N/A	N/A

	As of December 31, 2021
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$174,080	$134	$134	$56,786	$4,389
Debt of Fannie Mae	(72,174)	1,281	1,281	N/A	N/A
(1)    No basis adjustment associated with open hedges, as all hedges are designated at the close of business with a one-day term.
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of June 30, 2022 and December 31, 2021.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	106

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
The following table displays our segment results.

	For the Three Months Ended June 30,
	2022			2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$6,573	$1,235	$7,808	$7,323	$963	$8,286
Fee and other income(2)	60	21	81	80	23	103
Net revenues	6,633	1,256	7,889	7,403	986	8,389
Investment gains (losses), net(3)	(27)	(22)	(49)	658	(12)	646
Fair value gains (losses), net(4)	543	(14)	529	(386)	(60)	(446)
Administrative expenses	(671)	(124)	(795)	(619)	(127)	(746)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	(206)	(12)	(218)	2,553	35	2,588
Foreclosed property income (expense)	(25)	(8)	(33)	(28)	(13)	(41)
Total credit-related income (expense)	(231)	(20)	(251)	2,525	22	2,547
TCCA fees(6)	(841)	—	(841)	(758)	—	(758)
Credit enhancement expense(7)	(270)	(62)	(332)	(219)	(55)	(274)
Change in expected credit enhancement recoveries(8)	(43)	(4)	(47)	(57)	13	(44)
Other income (expenses), net	(199)	(29)	(228)	(315)	35	(280)
Income before federal income taxes	4,894	981	5,875	8,232	802	9,034
Provision for federal income taxes	(1,008)	(214)	(1,222)	(1,725)	(157)	(1,882)
Net income	$3,886	$767	$4,653	$6,507	$645	$7,152

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Segment Reporting

	For the Six Months Ended June 30,
	2022			2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$12,828	$2,379	$15,207	$13,217	$1,811	$15,028
Fee and other income(2)	121	43	164	142	48	190
Net revenues	12,949	2,422	15,371	13,359	1,859	15,218
Investment gains (losses), net(3)	(93)	(58)	(151)	722	(31)	691
Fair value gains (losses), net(4)	1,070	(61)	1,009	354	(16)	338
Administrative expenses	(1,354)	(249)	(1,603)	(1,242)	(252)	(1,494)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	(476)	18	(458)	3,215	138	3,353
Foreclosed property expense	9	(3)	6	(11)	(25)	(36)
Total credit-related income (expense)	(467)	15	(452)	3,204	113	3,317
TCCA fees(6)	(1,665)	—	(1,665)	(1,489)	—	(1,489)
Credit enhancement expense(7)	(480)	(130)	(610)	(445)	(113)	(558)
Change in expected credit enhancement recoveries(8)	26	(13)	13	(73)	(2)	(75)
Other income (expenses), net	(397)	(67)	(464)	(602)	3	(599)
Income before federal income taxes	9,589	1,859	11,448	13,788	1,561	15,349
Provision for federal income taxes	(1,994)	(393)	(2,387)	(2,887)	(317)	(3,204)
Net income	$7,595	$1,466	$9,061	$10,901	$1,244	$12,145
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	108

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

	As of
	June 30, 2022			December 31, 2021
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.71%	0.15%	0.73%	0.73%	0.16%	1.20%
Percentage of single-family conventional loans based on loan count	0.84	0.19	0.81	0.86	0.20	1.25

	As of
	June 30, 2022		December 31, 2021
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	4%	0.52%	5%	0.88%
90.01% to 100%	1	0.46	2	0.51
Greater than 100%	*	9.40	*	12.41
Geographical distribution:
California	19	0.59	19	1.01
Florida	6	0.92	6	1.59
Illinois	3	1.08	3	1.55
New Jersey	3	1.17	3	1.90
New York	5	1.54	5	2.24
All other states	64	0.76	64	1.16
Vintages:
2004 and prior	1	2.75	1	3.48
2005-2008	1	4.45	2	5.87
2009-2022	98	0.63	97	1.01
*    Represents less than 0.5% of single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	109

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2022 or December 31, 2021.
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

	As of
	June 30, 2022(1)		December 31, 2021(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.04%	0.34%	0.03%	0.42%

	As of
	June 30, 2022		December 31, 2021
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.13%	1%	0.13%
Less than or equal to 80%	99	0.34	99	0.42
Current DSCR below 1.0(4)	3	6.71	2	13.90
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

	As of
	June 30, 2022		December 31, 2021
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$183,771		$176,587
Pool mortgage insurance	247		261
Total mortgage insurance risk in force	$184,018	5%	$176,848	5%

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	June 30, 2022	December 31, 2021
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Arch Capital Group Ltd.	19	19
Radian Guaranty, Inc.	17	17
Enact Mortgage Insurance Corp.(2)	17	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	11	11
Others	1	1
Total	100%	100%
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. Our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $559 million as of both June 30, 2022 and December 31, 2021.
As of June 30, 2022 and December 31, 2021, we had outstanding receivables of $516 million and $533 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of June 30, 2022 and December 31, 2021, we assessed these outstanding receivables for collectability, and established a valuation allowance of $463 million and $479 million, respectively.
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	111

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

	Percentage of Single-Family Guaranty Book of Business
	As of
	June 30, 2022	December 31, 2021
Wells Fargo Bank, N.A. (together with its affiliates)	9%	10%
Remaining top five depository servicers	12	11
Top five non-depository servicers	23	23
Total	44%	44%
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

	Percentage of Multifamily Guaranty Book of Business
	As of
	June 30, 2022	December 31, 2021
Walker & Dunlop, LLC	13%	12%
Wells Fargo Bank, N.A. (together with its affiliates)	11	11
Remaining top five servicers	24	24
Total	48%	47%
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	112

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
11.  Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The tables below display information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our condensed consolidated balance sheets.

	As of June 30, 2022
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$195	$59	$254		$—	$—	$254
Cleared risk management derivatives	—	4	4		—	—	4
Mortgage commitment derivatives	631	—	631		(461)	—	170
Total derivative assets	826	63	889	(4)	(461)	—	428
Securities purchased under agreements to resell(5)	49,191	—	49,191		—	(49,191)	—
Total assets	$50,017	$63	$50,080		$(461)	$(49,191)	$428
Liabilities:
OTC risk management derivatives	$(3,619)	$3,619	$—		$—	$—	$—
Cleared risk management derivatives	—	(79)	(79)		—	79	—
Mortgage commitment derivatives	(498)	—	(498)		461	—	(37)
Total derivative liabilities	(4,117)	3,540	(577)	(4)	461	79	(37)
Securities sold under agreements to repurchase(6)	(1,466)	—	(1,466)		—	1,461	(5)
Total liabilities	$(5,583)	$3,540	$(2,043)		$461	$1,540	$(42)

	As of December 31, 2021
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$239	$(237)	$2		$—	$—	$2
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	169	—	169		(133)	—	36
Total derivative assets	408	(237)	171	(4)	(133)	—	38
Securities purchased under agreements to resell(5)	64,843	—	64,843		—	(64,843)	—
Total assets	$65,251	$(237)	$65,014		$(133)	$(64,843)	$38
Liabilities:
OTC risk management derivatives	$(1,188)	$1,183	$(5)		$—	$—	$(5)
Cleared risk management derivatives	—	(10)	(10)		—	10	—
Mortgage commitment derivatives	(197)	—	(197)		133	56	(8)
Total liabilities	$(1,385)	$1,173	$(212)	(4)	$133	$66	$(13)
(1)Represents the effect of the right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received and accrued interest.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(2)Mortgage commitment derivative amounts reflect where we have recognized both an asset and a liability with the same counterparty under an enforceable master netting arrangement but we have not elected to offset the related amounts in our condensed consolidated balance sheets.
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $3.0 billion and $2.5 billion as of June 30, 2022 and December 31, 2021, respectively. The fair value of non-cash collateral received was $49.2 billion and $64.9 billion, of which $26.6 billion and $25.6 billion could be sold or repledged as of June 30, 2022 and December 31, 2021, respectively. None of the underlying collateral was sold or repledged as of June 30, 2022 or December 31, 2021.
(4)Excludes derivative assets of $3 million as of June 30, 2022 and derivative liabilities of $45 million and $21 million recognized in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, that were not subject to enforceable master netting arrangements. We had no derivative assets recognized in our condensed consolidated balance sheets as of December 31, 2021 that were not subject to enforceable master netting arrangements.
(5)Includes $28.7 billion and $29.1 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. Includes $5.1 billion and $15.0 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
(6)Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day, reported as “Other liabilities” in our condensed consolidated balance sheets.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell are recorded at amortized cost in our condensed consolidated balance sheets. For a discussion of how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 14, Netting Arrangements” in our 2021 Form 10-K.
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
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2021 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the six months ended June 30, 2022.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	114

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related:
Fannie Mae	$—	$1,219	$76	$—	$1,295
Other agency	—	2,508	—	—	2,508
Other securities	—	112	—	—	112
Non-mortgage-related securities(3)	60,883	13	—	—	60,896
Total trading securities	60,883	3,852	76	—	64,811
Available-for-sale securities:
Mortgage-related:
Fannie Mae	—	54	404	—	458
Other agency	—	10	—	—	10
Other securities	—	8	289	—	297
Total available-for-sale securities	—	72	693	—	765
Mortgage loans	—	3,472	599	—	4,071
Other assets:
Risk management derivatives:
Swaps	—	—	35	—	35
Swaptions	—	160	—	—	160
Netting adjustment	—	—	—	63	63
Mortgage commitment derivatives	—	631	—	—	631
Credit enhancement derivatives	—	—	3	—	3
Total other assets	—	791	38	63	892
Total assets at fair value	$60,883	$8,187	$1,406	$63	$70,539

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$1,613	$253	$—	$1,866
Of consolidated trusts	—	18,266	152	—	18,418
Total long-term debt	—	19,879	405	—	20,284
Other liabilities:
Risk management derivatives:
Swaps	—	3,583	—	—	3,583
Swaptions	—	36	—	—	36
Netting adjustment	—	—	—	(3,540)	(3,540)
Mortgage commitment derivatives	—	498	—	—	498
Credit enhancement derivatives	—	—	45	—	45
Total other liabilities	—	4,117	45	(3,540)	622
Total liabilities at fair value	$—	$23,996	$450	$(3,540)	$20,906

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	115

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents, including restricted cash equivalents(2)	$250	$—	$—	$—	$250
Trading securities:
Mortgage-related:
Fannie Mae	—	1,519	57	—	1,576
Other agency	—	2,893	—	—	2,893
Other securities	—	137	—	—	137
Non-mortgage-related securities(3)	83,581	19	—	—	83,600
Total trading securities	83,581	4,568	57	—	88,206
Available-for-sale securities:
Mortgage-related:
Fannie Mae	—	64	431	—	495
Other agency	—	12	—	—	12
Other securities	—	8	322	—	330
Total available-for-sale securities	—	84	753	—	837
Mortgage loans	—	4,209	755	—	4,964
Other assets:
Risk management derivatives:
Swaps	—	25	152	—	177
Swaptions	—	62	—	—	62
Netting adjustment	—	—	—	(237)	(237)
Mortgage commitment derivatives	—	169	—	—	169
Total other assets	—	256	152	(237)	171
Total assets at fair value	$83,831	$9,117	$1,717	$(237)	$94,428

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$2,008	$373	$—	$2,381
Of consolidated trusts	—	21,640	95	—	21,735
Total long-term debt	—	23,648	468	—	24,116
Other liabilities:
Risk management derivatives:
Swaps	—	1,165	—	—	1,165
Swaptions	—	23	—	—	23
Netting adjustment	—	—	—	(1,173)	(1,173)
Mortgage commitment derivatives	—	197	—	—	197
Credit enhancement derivatives	—	—	21	—	21
Total other liabilities	—	1,385	21	(1,173)	233
Total liabilities at fair value	$—	$25,033	$489	$(1,173)	$24,349
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
(3)Primarily includes U.S. Treasury securities.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	116

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022(1)
	Balance, March 31, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$47	$(2)		$—	$—	$—	$—	$(1)	$(5)	$37	$76	$(1)	$—
Total trading securities	$47	$(2)	(5)(6)	$—	$—	$—	$—	$(1)	$(5)	$37	$76	$(1)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$418	$—		$—	$—	$—	$—	$(14)	$—	$—	$404	$—	$(1)
Other securities	309	—		(1)	—	—	—	(19)	—	—	289	—	(1)
Total available-for-sale securities	$727	$—	(6)(7)	$(1)	$—	$—	$—	$(33)	$—	$—	$693	$—	$(2)

Mortgage loans	$668	$(23)	(5)(6)	$—	$—	$(2)	$—	$(41)	$(16)	$13	$599	$(23)	$—
Net derivatives	57	(75)	(5)	—	—	—	—	11	—	—	(7)	(64)	—

Long-term debt:
Of Fannie Mae	$(307)	$54	(5)	$—	$—	$—	$—	$—	$—	$—	$(253)	$54	$—
Of consolidated trusts	(161)	—	(5)(6)	—	—	—	—	9	—	—	(152)	1	—
Total long-term debt	$(468)	$54		$—	$—	$—	$—	$9	$—	$—	$(405)	$55	$—

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	117

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022(1)
	Balance, December 31, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$57	$(8)		$—	$—	$—	$—	$(1)	$(14)	$42	$76	$(3)	$—
Total trading securities	$57	$(8)	(5)(6)	$—	$—	$—	$—	$(1)	$(14)	$42	$76	$(3)	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$431	$1		$(4)	$—	$—	$—	$(24)	$—	$—	$404	$—	$(3)
Other securities	322	(8)		(2)	—	—	—	(22)	(2)	1	289	—	(2)
Total available-for-sale securities	$753	$(7)	(6)(7)	$(6)	$—	$—	$—	$(46)	$(2)	$1	$693	$—	$(5)

Mortgage loans	$755	$(48)	(5)(6)	$—	$—	$(2)	$—	$(82)	$(60)	$36	$599	$(42)	$—
Net derivatives	131	(157)	(5)	—	—	—	—	19	—	—	(7)	(138)	—

Long-term debt:
Of Fannie Mae	$(373)	$120	(5)	$—	$—	$—	$—	$—	$—	$—	$(253)	$120	$—
Of consolidated trusts	(95)	2	(5)(6)	—	—	—	(86)	27	1	(1)	(152)	3	—
Total long-term debt	$(468)	$122		$—	$—	$—	$(86)	$27	$1	$(1)	$(405)	$123	$—

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	118

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021(1)
	Balance, March 31, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$109	$(4)		$—	$3	$—	$—	$—	$(32)	$65	$141	$1	$—
Total trading securities	$109	$(4)	(5)(6)	$—	$3	$—	$—	$—	$(32)	$65	$141	$1	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$189	$1		$5	$—	$—	$—	$(4)	$(107)	$—	$84	$—	$3
Other securities	422	4		(1)	—	—	—	(57)	—	—	368	—	1
Total available-for-sale securities	$611	$5	(6)(7)	$4	$—	$—	$—	$(61)	$(107)	$—	$452	$—	$4

Mortgage loans	$820	$21	(5)(6)	$—	$85	$(44)	$—	$(53)	$(29)	$32	$832	$22	$—
Net derivatives	166	7	(5)	—	—	—	—	21	—	—	194	28	—

Long-term debt:
Of Fannie Mae	$(382)	$(15)	(5)	$—	$—	$—	$—	$—	$—	$—	$(397)	$(15)	$—
Of consolidated trusts	(58)	—	(5)(6)	—	—	—	—	4	—	(1)	(55)	—	—
Total long-term debt	$(440)	$(15)		$—	$—	$—	$—	$4	$—	$(1)	$(452)	$(15)	$—

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	119

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021(1)
	Balance, December 31, 2020	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, June 30, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$94	$(5)		$—	$3	$—	$—	$—	$(39)	$88	$141	$2	$—
Other agency	1	—		—	—	—	—	—	(1)	—	—	—	—
Total trading securities	$95	$(5)	(5)(6)	$—	$3	$—	$—	$—	$(40)	$88	$141	$2	$—

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$195	$1		$2	$—	$—	$—	$(7)	$(107)	$—	$84	$—	$3
Other securities	453	7		—	—	—	—	(92)	—	—	368	—	4
Total available-for-sale securities	$648	$8	(6)(7)	$2	$—	$—	$—	$(99)	$(107)	$—	$452	$—	$7

Mortgage loans	$861	$29	(5)(6)	$—	$85	$(44)	$—	$(100)	$(52)	$53	$832	$28	$—
Net derivatives	333	(125)	(5)	—	—	—	—	(14)	—	—	194	(139)	—

Long-term debt:
Of Fannie Mae	$(416)	$19	(5)	$—	$—	$—	$—	$—	$—	$—	$(397)	$19	$—
Of consolidated trusts	(83)	1	(5)(6)	—	—	—	—	8	20	(1)	(55)	—	—
Total long-term debt	$(499)	$20		$—	$—	$—	$—	$8	$20	$(1)	$(452)	$19	$—
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
(6)Gains (losses) included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income includes amortization of cost basis adjustments.
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	120

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

	Fair Value Measurements as of June 30, 2022
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$76	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	367	Consensus
	37	Various
Total agency	404

Other securities	153	Discounted Cash Flow	Spreads (bps)	258.0	-	565.0	549.9
	91	Single Vendor
	45	Various
Total other	289
Total available-for-sale securities	$693

Net derivatives	$35	Dealer Mark
	(42)	Discounted Cash Flow
Total net derivatives	$(7)

	Fair Value Measurements as of December 31, 2021
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$57	Various

Available-for-sale securities:
Mortgage-related securities:
Agency(3)	379	Consensus
	52	Various
Total agency	431

Other securities	175	Discounted Cash Flow	Spreads (bps)	409.0	-	443.0	422.0
	94	Single Vendor	Spreads (bps)	9.3	-	49.4	27.2
	53	Various
Total other	322
Total available-for-sale securities	$753

Net derivatives	$152	Dealer Mark
	(21)	Discounted Cash Flow
Total net derivatives	$131
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	121

Notes to Condensed Consolidated Financial Statements | Fair Value
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2022 or December 31, 2021. We held $226 million and $38 million in Level 2 assets as of June 30, 2022 and December 31, 2021, respectively, composed of mortgage loans held for sale that were impaired. We had no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2022 or December 31, 2021.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2022	December 31, 2021
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,818	$201
	Single Vendor	951	1,383
Total mortgage loans held for sale, at lower of cost or fair value		2,769	1,584

Single-family mortgage loans held for investment, at amortized cost	Internal Model	1,072	867

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	8	37
	Broker Price Opinion	50	118
	Internal Model	7	23
Total multifamily mortgage loans held for investment, at amortized cost		65	178

Acquired property, net:
Single-family	Accepted Offer	14	13
	Appraisal	73	73
	Internal Model	85	75
	Walk Forward	55	37
	Various	4	11
Total single-family		231	209

Multifamily	Various	16	34
Total nonrecurring assets at fair value		$4,153	$2,872
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	122

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

	As of June 30, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$75,942	$42,142	$33,800	$—	$—	$75,942
Securities purchased under agreements to resell	15,391	—	15,391	—	—	15,391
Trading securities	64,811	60,883	3,852	76	—	64,811
Available-for-sale securities	765	—	72	693	—	765
Mortgage loans held for sale	4,579	—	643	4,200	—	4,843
Mortgage loans held for investment, net of allowance for loan losses	4,087,352	—	3,557,672	180,362	—	3,738,034
Advances to lenders	4,622	—	4,622	—	—	4,622
Derivative assets at fair value	892	—	791	38	63	892
Guaranty assets and buy-ups	85	—	—	173	—	173
Total financial assets	$4,254,439	$103,025	$3,616,843	$185,542	$63	$3,905,473

Financial liabilities:
Securities sold under agreements to repurchase	$1,466	$—	$1,466	$—	$—	$1,466
Short-term debt:
Of Fannie Mae	7,590	—	7,589	—	—	7,589
Long-term debt:
Of Fannie Mae	136,865	—	137,063	604	—	137,667
Of consolidated trusts	4,064,192	—	3,663,125	36,785	—	3,699,910
Derivative liabilities at fair value	622	—	4,117	45	(3,540)	622
Guaranty obligations	94	—	—	78	—	78
Total financial liabilities	$4,210,829	$—	$3,813,360	$37,512	$(3,540)	$3,847,332

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	123

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$108,631	$64,531	$44,100	$—	$—	$108,631
Securities purchased under agreements to resell	20,743	—	20,743	—	—	20,743
Trading securities	88,206	83,581	4,568	57	—	88,206
Available-for-sale securities	837	—	84	753	—	837
Mortgage loans held for sale	5,134	—	178	5,307	—	5,485
Mortgage loans held for investment, net of allowance for loan losses	3,963,108	—	3,796,917	209,090	—	4,006,007
Advances to lenders	8,414	—	8,413	1	—	8,414
Derivative assets at fair value	171	—	256	152	(237)	171
Guaranty assets and buy-ups	92	—	—	207	—	207
Total financial assets	$4,195,336	$148,112	$3,875,259	$215,567	$(237)	$4,238,701

Financial liabilities:
Short-term debt:
Of Fannie Mae	$2,795	$—	$2,795	$—	$—	$2,795
Long-term debt:
Of Fannie Mae	198,097	—	205,142	799	—	205,941
Of consolidated trusts	3,957,299	—	3,951,537	32,644	—	3,984,181
Derivative liabilities at fair value	233	—	1,385	21	(1,173)	233
Guaranty obligations	101	—	—	101	—	101
Total financial liabilities	$4,158,525	$—	$4,160,859	$33,565	$(1,173)	$4,193,251
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	124

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	June 30, 2022			December 31, 2021
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$4,071	$1,866	$18,418	$4,964	$2,381	$21,735
Unpaid principal balance	4,119	1,833	17,677	4,601	2,197	19,314
(1)Includes nonaccrual loans with a fair value of $52 million and $86 million as of June 30, 2022 and December 31, 2021, respectively. Includes loans that are 90 days or more past due with a fair value of $72 million and $125 million as of June 30, 2022 and December 31, 2021, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $187 million and $378 million for the three and six months ended June 30, 2022 and losses of $5 million and gains of $20 million for the three and six months ended June 30, 2021 from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $558 million and $1.6 billion for the three and six months ended June 30, 2022 and losses of $89 million and gains of $284 million for the three and six months ended June 30, 2021, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	125

Notes to Condensed Consolidated Financial Statements | Commitments and Contingencies

In addition to the matters specifically described below, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition.
Senior Preferred Stock Purchase Agreements Litigation
A consolidated class action (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”) and a non-class action lawsuit, Fairholme Funds v. FHFA, filed by Fannie Mae and Freddie Mac shareholders against us, FHFA as our conservator, and Freddie Mac are pending in the U.S. District Court for the District of Columbia, with trials scheduled to begin on October 17, 2022. The lawsuits challenge the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury
Plaintiffs in these lawsuits filed amended complaints on November 1, 2017 alleging that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, particularly the right to receive dividends. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. Plaintiffs in the class action represent a class of Fannie Mae preferred shareholders and classes of Freddie Mac common and preferred shareholders. On September 28, 2018, the court dismissed all of the plaintiffs’ claims except for their claims for breach of an implied covenant of good faith and fair dealing. On March 21, 2022, we, FHFA and Freddie Mac filed a motion for summary judgment on plaintiffs’ remaining claim and plaintiffs filed a motion for partial summary judgment.
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

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	126

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 2 to the table. Because of these exclusions, we had a deficit in available capital as of June 30, 2022, even though we had positive net worth under GAAP of $56.4 billion as of June 30, 2022.
As of June 30, 2022, we had a $262 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $185 billion under the standardized approach of the rule as shown in the table below. As of June 30, 2022, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the rule.

Capital Metrics under the Enterprise Regulatory Capital Framework as of June 30, 2022(1)
(Dollars in billions)
Adjusted total assets	$4,545
Risk-weighted assets	1,325

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(4)	Available Capital (Deficit) Ratio(3)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital(5)	$(58)	$106	$106	(4.4)%	8.0%	8.0%
Common equity tier 1 capital	(96)	60	139	(7.2)	4.5	10.5
Tier 1 capital	(77)	80	159	(5.8)	6.0	12.0
Adjusted total capital	(77)	106	185	(5.8)	8.0	14.0
Leverage capital:
Core capital(6)	(64)	114	114	(1.4)	2.5	2.5
Tier 1 capital	(77)	114	137	(1.7)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of June 30, 2022, this resulted in the full deduction of deferred tax assets ($12.4 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
(3)Ratios are negative because we had a deficit in available capital for each tier of capital.
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
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of June 30, 2022 was 0%. While it is not applicable until we are required to comply with the capital requirements under the enterprise regulatory capital framework, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer.

Fannie Mae (In conservatorship) Second Quarter 2022 Form 10-Q	127

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of June 30, 2022, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2022 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2022 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2022 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2022 and as of the date of filing this report:
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

Fannie Mae Second Quarter 2022 Form 10-Q	128

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2022 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2022 (“Second Quarter 2022 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2022 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Second Quarter 2022 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2022 Form 10-Q and had no objection to our filing the Second Quarter 2022 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from April 1, 2022 through June 30, 2022 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes and updating existing systems.

Fannie Mae Second Quarter 2022 Form 10-Q	129

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2021 Form 10-K and our First Quarter 2022 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after March 31, 2022 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases pending in the U.S. District Court for the District of Columbia, including a consolidated class action. In both cases, Fannie Mae and Freddie Mac stockholders filed amended complaints on November 1, 2017 against us, FHFA as our conservator and Freddie Mac. On September 28, 2018, the court dismissed all the plaintiffs’ claims in these cases, except for their claims for breach of an implied covenant of good faith and fair dealing. Trials in these cases are scheduled to begin on October 17, 2022. Both cases are described in “Note 13, Commitments and Contingencies.”
Southern District of Texas (Collins, et al. v. Yellen, et al.). On October 20, 2016, preferred and common stockholders filed a complaint against FHFA and Treasury in the U.S. District Court for the Southern District of Texas. On May 22, 2017, the court dismissed the case. On September 6, 2019, the U.S. Court of Appeals for the Fifth Circuit, sitting en banc, affirmed the district court’s dismissal of claims against Treasury, but reversed the dismissal of claims against FHFA.
On June 23, 2021, the U.S. Supreme Court held that FHFA did not exceed its statutory powers as conservator when it agreed to the net worth sweep dividend provisions of the third amendment to the senior preferred stock purchase agreements in August 2012. The court also held that the provision of the Housing and Economic Recovery Act of 2008 that restricts the President’s power to remove the FHFA Director without cause violates the Constitution’s separation of powers and, thus, the FHFA Director may be removed by the President for any reason. The court rejected plaintiffs’ request to rescind the third amendment to the senior preferred stock purchase agreements. However, the Supreme Court remanded the case to the Fifth Circuit for further proceedings on the sole issue of whether the stockholders suffered compensable harm related to the constitutional claim during the limited time-period when a Senate-confirmed FHFA Director was in office. On March 4, 2022, the Fifth Circuit remanded the case to the district court for further proceedings on the compensable harm issue. On June 3, 2022, the stockholders filed an amended complaint and on July 18, 2022, FHFA and Treasury moved to dismiss that complaint.
Western District of Michigan (Rop et al. v. FHFA et al.). On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss. The plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit on October 27, 2020 and the case remains pending before that court.

Fannie Mae Second Quarter 2022 Form 10-Q	130

Other Information

District of Minnesota (Bhatti et al. v. FHFA et al.). On June 22, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the District of Minnesota. The court dismissed the case on July 6, 2018. On October 6, 2021, the U.S. Court of Appeals for the Eighth Circuit affirmed in part and reversed in part the district court’s ruling and remanded the case to the district court to determine whether the stockholders suffered compensable harm and are entitled to retrospective relief. On January 26, 2022, plaintiffs filed an amended complaint. On March 11 and March 14, 2022, Treasury and FHFA each filed motions to dismiss the new complaint.
Eastern District of Pennsylvania. (Wazee Street Opportunities Fund IV L.P. et al. v. FHFA et al.). On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018. This case is currently stayed.
U.S. Court of Federal Claims. Numerous cases are pending against the United States in the U.S. Court of Federal Claims. Fannie Mae is a nominal defendant in four of these cases: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; Perry Capital LLC v. United States of America, filed on August 15, 2018; and Fairholme Funds Inc. v. United States, which was originally filed on July 9, 2013, and amended publicly to include Fannie Mae as a nominal defendant on October 2, 2018. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter, Perry Capital and Fairholme Funds plaintiffs are pursuing the claim both derivatively and directly against the United States. Plaintiffs in Rafter also allege direct and derivative breach of contract claims against the government. The Perry Capital and Fairholme Funds plaintiffs allege similar breach of contract claims, as well as direct and derivative breach of fiduciary duty claims against the government. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter, Perry Capital and Fairholme Funds seek just compensation for themselves on their direct claims and payment of damages to Fannie Mae on their derivative claims. The United States filed a motion to dismiss the Fisher, Rafter and Fairholme Funds cases, as well as other cases where Fannie Mae is not a nominal defendant, on August 1, 2018. On December 6, 2019, the court entered an order in the Fairholme Funds case that granted the government’s motion to dismiss all the direct claims but denied the motion as to the derivative claims brought on behalf of Fannie Mae. On June 18, 2020, the U.S. Court of Appeals for the Federal Circuit agreed to hear the appeal of the court’s December 6, 2019 order. The Federal Circuit also agreed to hear appeals in cases where Fannie Mae is not a nominal defendant. In the Fisher case, the court denied the government’s motion to dismiss on May 8, 2020 and, on August 21, 2020, the Federal Circuit denied the Fisher plaintiffs’ request for interlocutory appeal. On February 22, 2022, in the Fairholme Funds case and other cases on appeal, the Federal Circuit affirmed the dismissal of the plaintiffs’ direct claims, but reversed the U.S. Court of Federal Claims’ ruling on plaintiffs’ derivative claims, holding that those claims should also be dismissed. On July 22, 2022, the plaintiffs in Fairholme Funds and plaintiffs in other cases where Fannie Mae is not a nominal defendant filed petitions with the Supreme Court seeking review of the Federal Circuit’s decision.
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

Fannie Mae Second Quarter 2022 Form 10-Q	131

Other Information

well as economic output levels, interest and inflation rates, and shifts in fiscal and monetary policies. As described in “MD&A—Key Market Economic Indicators” in this report, we currently expect that a modest recession is likely to occur beginning in the first quarter of 2023, resulting in an increase in the unemployment rate. We also expect slower home price growth in the second half of 2022 and in 2023, driven by elevated mortgage interest rates, a slowing economy and reduced affordability, and that some regions of the country may experience home price declines in the latter half of 2022.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in November 2021 and concluded its asset purchase program in March 2022. In March 2022, the Federal Reserve stated that it would reinvest principal payments from its holdings of both agency debt and agency mortgage-backed securities into agency mortgage-backed securities, and that it expected to begin reducing its holdings of agency debt and agency mortgage-backed securities. In May 2022, the Federal Reserve announced its plans to reduce its securities holdings over time by reinvesting principal payments from agency debt and agency mortgage-backed securities only to the extent those payments exceed monthly caps; the cap was initially set at $17.5 billion per month beginning on June 1, 2022, and it will increase to $35 billion per month in September 2022. The Federal Reserve has also raised the target range for the federal funds rate several times this year to address inflation, and we expect it to raise the target range further before the end of 2022. The strength in inflation also contributed to the sharp rise in mortgage rates since the first quarter, and mortgage rates may continue to rise. The increase in mortgage interest rates has already led to a slowdown in housing demand and a reduction in our business volume. Further rate increases and declines in housing demand would likely further reduce our business volume, demand for our mortgage-backed securities, and the pace of home price appreciation, which could adversely affect our results of operations, net worth and financial condition.
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
Volatility or uncertainty in global or domestic political conditions also can significantly affect economic conditions and financial markets. Global or domestic political unrest also could affect economic growth and financial markets. For example, the Russian war in Ukraine and related economic sanctions imposed on Russia, as well as any further actions by Russia, the United States or others relating to this conflict, may further impact the global economy and financial markets, which could further increase inflationary pressure and interest rates, as well as negatively affect economic growth and result in disruptions in the financial markets. We describe in “Risk Factors” in our 2021 Form 10-K the risks to our business posed by changes in interest rates and changes in spreads. In addition, future changes or disruptions in financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” in our 2021 Form 10-K. During the quarter ended June 30, 2022, we did not sell any equity securities.
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

Fannie Mae Second Quarter 2022 Form 10-Q	132

Other Information

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2022.
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

Fannie Mae Second Quarter 2022 Form 10-Q	133

Other Information

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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Second Quarter 2022 Form 10-Q	134

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ David C. Benson
David C. Benson President and Interim Chief Executive Officer
Date: July 29, 2022

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: July 29, 2022

Fannie Mae Second Quarter 2022 Form 10-Q	135