Form 10-Q
period 2022-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2022-11-08
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of October 15, 2022, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae Third Quarter 2022 Form 10-Q	i

Fannie Mae Third Quarter 2022 Form 10-Q	ii

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
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States, with $4.3 trillion in assets as of September 30, 2022. Organized as a government-sponsored entity, Fannie Mae is a shareholder-owned corporation. Our charter is an act of Congress, which establishes that our purposes are to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. We were initially established in 1938.
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

Fannie Mae Third Quarter 2022 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Summary of Our Financial Performance

•Net revenues increased $146 million in the third quarter of 2022 compared with the third quarter of 2021, primarily due to:
◦higher income from portfolios, primarily due to higher yields on assets in our other investments portfolio as a result of increases in interest rates; and
◦higher base guaranty fee income due to an increase in the size of our guaranty book of business and higher average charged guaranty fees.
These increases were partially offset by lower net amortization income as a result of a higher interest rate environment in the third quarter of 2022, which slowed refinancing activity driving lower prepayment volumes compared with the third quarter of 2021.
•Net income decreased $2.4 billion for the third quarter of 2022 compared with the third quarter of 2021, driven primarily by shifts to credit-related expense and investment losses in the third quarter of 2022 from credit-related income and investment gains in the third quarter of 2021.
◦Credit-related expense in the third quarter of 2022 was primarily driven by decreases in actual and forecasted home prices.
◦The shift from investment gains in the third quarter of 2021 to investment losses in the third quarter of 2022 was primarily driven by a significant decrease in the volume of single-family loan sales coupled with lower loan sale prices in the third quarter of 2022.
•Net worth increased to $58.8 billion as of September 30, 2022 from $56.4 billion as of June 30, 2022. The increase is attributable to $2.4 billion of comprehensive income for the third quarter of 2022.

Fannie Mae Third Quarter 2022 Form 10-Q	2

MD&A | Executive Summary

•Net revenues increased $299 million in the first nine months of 2022 compared with the first nine months of 2021, primarily due to:
◦higher base guaranty fee income due to an increase in the size of our guaranty book of business and higher average charged guaranty fees; and
◦higher income from portfolios, primarily due to higher yields on assets in our other investments portfolio as a result of increases in interest rates as well as a decrease in interest expense on our funding debt due to a decrease in the average outstanding balance.
These increases were partially offset by lower net amortization income as a result of a higher interest rate environment in the first nine months of 2022, which slowed refinancing activity driving lower prepayment volumes compared with the first nine months of 2021.
•Net income decreased $5.5 billion in the first nine months of 2022 compared with the first nine months of 2021, primarily driven by shifts to credit-related expense and investment losses in the first nine months of 2022 from credit-related income and investment gains in the first nine months of 2021, partially offset by higher fair value gains.
◦Credit-related expense in the first nine months of 2022 was primarily driven by decreases in actual and forecasted home prices in the third quarter of 2022, higher actual and projected interest rates, and provision relating to newly acquired loans. These factors were partially offset by the benefit from actual and forecasted home price growth in the first and second quarters of 2022.
◦The shift from investment gains in the first nine months of 2021 to investment losses in the first nine months of 2022 was primarily driven by a significant decrease in the volume of single-family loan sales coupled with lower loan sale prices in 2022.
◦Fair value gains in the first nine months of 2022 were primarily driven by the impact of rising interest rates and widening of the secondary spread on the fair value of our mortgage commitment derivatives and long-term debt of consolidated trusts held at fair value, partially offset by fair value losses on fixed-rate trading securities.
•Net worth increased to $58.8 billion as of September 30, 2022 from $47.4 billion as of December 31, 2021. The increase is attributable to $11.5 billion of comprehensive income for the first nine months of 2022.
See “Consolidated Results of Operations” for more information on our financial results for the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021.

Fannie Mae Third Quarter 2022 Form 10-Q	3

MD&A | Executive Summary
Financial Performance Outlook
Given the amount of credit-related expense we recognized in the first nine months of 2022, we expect significant credit-related expense in 2022 compared with significant credit-related income in 2021. We also expect much lower amortization income in 2022 compared with 2021, driven by significantly less refinancing activity in 2022 due to a higher mortgage interest-rate environment; however, we expect this decline in amortization income to be largely offset by increases in interest income from portfolios and base guaranty fee income. We expect these factors to result in lower net income in 2022 compared with 2021. See “Key Market Economic Indicators” for a discussion of how home prices, interest rates and other macroeconomic factors can affect our financial results.
Liquidity Provided in the First Nine Months of 2022
Through our single-family and multifamily business segments, we provided $580 billion in liquidity to the mortgage market in the first nine months of 2022, enabling the financing of 2.2 million home purchases, refinancings and rental units.
Fannie Mae Provided $580 Billion in Liquidity in the First Nine Months of 2022

Unpaid Principal Balance	Units

$307B	931K Single-Family Home Purchases

$222B	826K Single-Family Refinancings

$51B	435K Multifamily Rental Units

We continued our commitment to green financing in the first nine months of 2022, issuing a total of $7.3 billion in multifamily green MBS, $1.1 billion in single-family green MBS, and $781 million in multifamily green resecuritizations. We also issued $8.1 billion in multifamily social MBS and $381 million in multifamily social resecuritizations in the first nine months of 2022. These green and social bonds were issued in alignment with our Sustainable Bond Framework, which guides our issuances of green and social bonds that support energy and water efficiency and housing affordability.
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other developments affecting our business set forth in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform” and “Business—Legislation and Regulation” in our 2021 Form 10-K, as well as in “MD&A—Legislation and Regulation” in our Form 10-Q for the quarter ended March 31, 2022 (“First Quarter 2022 Form 10-Q”) and our Form 10-Q for the quarter ended June 30, 2022 (“Second Quarter 2022 Form 10-Q”). Also see “Risk Factors” in our 2021 Form 10-K and in this report for discussions of risks relating to legislative and regulatory matters.
Proposed Multifamily Housing Goals for 2023 and 2024
On August 18, 2022, FHFA published a proposed rule on the multifamily housing goals for Fannie Mae and Freddie Mac for 2023 and 2024. The proposed rule would establish a new methodology for measuring our multifamily housing goals. Rather than measuring the multifamily housing goals based on a fixed number of units as our 2022 goals require, the proposed rule for our 2023 and 2024 multifamily housing goals would be based on the percentage share of the goal-eligible units in our annual multifamily loan acquisitions that are affordable to each income category. The proposed rule did not include any changes to the underlying criteria that determine which multifamily units qualify for credit under the housing goals.

Fannie Mae Third Quarter 2022 Form 10-Q	4

MD&A | Legislation and Regulation
The chart below sets forth the multifamily housing goals applicable to Fannie Mae for 2022, as compared with FHFA’s proposed multifamily housing goals for 2023 and 2024.

Multifamily Housing Goals
	Current Goals	Proposed Goals
	2022	2023 and 2024
	(Number of units)	(Percentage share of goal-eligible units)
Low-Income Goal (≤ 80% of area median income)(1)	415,000	61%
Very Low-Income Subgoal (≤ 50% of area median income)(2)	88,000	12
Small Multifamily (5-50 Units) Low-Income Subgoal(3)	17,000	2
(1) Affordable to low-income families, defined as families with incomes less than or equal to 80% of area median income.
(2) Affordable to very low-income families, defined as families with incomes less than or equal to 50% of area median income.
(3) Units in small multifamily properties (defined as properties with 5 to 50 units) affordable to low-income families, defined as families with incomes less than or equal to 80% of area median income.
The proposed rule indicates that these benchmark levels may be adjusted as needed in the final rule based on comments received and new information that becomes available before publication of the final rule.
Comments on the proposed rule were due October 17, 2022. We submitted a comment letter to FHFA relating to the proposed multifamily housing goals on October 14, 2022. As noted in our comment letter, we believe the new percentage share-based methodology of the proposed rule will allow us to provide liquidity that reflects the variable nature of the multifamily mortgage market, and that the proposed benchmarks provide challenging, yet attainable, goals for us to support affordable multifamily housing while maintaining safety and soundness.
As described in “Risk Factors—GSE and Conservatorship Risk” in our 2021 Form 10-K, actions we may take to meet our housing goals may increase our credit losses and credit-related expense.
2021 Housing Goals and Duty to Serve Performance
In August 2022, FHFA notified us that it had preliminarily determined that we met all of our single-family and multifamily housing goals for 2021. In October 2022, FHFA reported its determination that we complied with our 2021 duty to serve requirements. See “Business—Legislation and Regulation—GSE-Focused Matters” in our 2021 Form 10-K for more information regarding our 2021 housing goals and duty to serve underserved markets.
Stress Testing
Pursuant to an FHFA rule implementing a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each year we are required to conduct a stress test, based on our data as of the prior December 31, using two different scenarios of financial conditions provided by FHFA—baseline and severely adverse—and to publish a summary of our stress test results for the severely adverse scenario by August 15. We publish our stress test results on our website. On August 11, 2022, we and FHFA published our 2022 stress test results for the severely adverse scenario. Refer to our website and the FHFA website for updated stress test information.

Fannie Mae Third Quarter 2022 Form 10-Q	5

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
Selected Benchmark Interest Rates

6.70%
5.68%
3.88%
3.83%
3.76%
2.98%
2.90%
3.01%
1.97%
1.51%
1.40%
0.71%
0.68%
1.49%
0.13%
0.23%
0.08%
0.05%
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
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
How Interest Rates Can Affect Our Financial Results
•Net interest income. In a rising interest-rate environment, our mortgage loans tend to prepay more slowly as borrowers are less incentivized or unable to refinance. We amortize various cost basis adjustments over the life of the mortgage loan, including those relating to loan-level price adjustments we receive as upfront fees at the time we acquire single-family loans. As a result, any prepayment of a loan results in an accelerated realization of those upfront fees as income. Therefore, as loan prepayments slow, the accelerated realization of amortization income also slows. Conversely, in a declining interest-rate environment, our mortgage loans tend to prepay faster as borrowers are more likely to refinance, typically resulting in the opposite trend of higher net amortization income from cost basis adjustments on mortgage loans and related debt. Interest rates also affect the amount of interest income we earn on our assets. Our other investments portfolio and certain mortgage-related assets earn more interest income in a higher interest-rate environment and less interest income in a lower interest-rate environment. See “Consolidated Results of Operations—Net Interest Income” for a discussion of how interest rate changes impacted our financial results.
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

Fannie Mae Third Quarter 2022 Form 10-Q	6

MD&A | Key Market Economic Indicators
when it settles. The net position and composition across the yield curve of our risk management derivatives changes over time. As a result, interest rate changes (increases or decreases) and yield curve changes (parallel, steepening or flattening shifts) will generate varying amounts of fair value gains or losses in a given period.
•Credit-related income (expense). Increases in mortgage interest rates tend to lengthen the expected lives of our loans as borrowers are less likely or unable to refinance, which generally increases the expected impairment and provision for credit losses on loans, particularly those modified in troubled debt restructuring (“TDR”) arrangements. Decreases in mortgage interest rates tend to shorten the expected lives of our loans as borrowers are more likely to refinance, which generally reduces the impairment and provision for credit losses on such loans. See “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Note 1, Summary of Significant Accounting Policies” for additional information on our adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on January 1, 2022, resulting in the prospective discontinuation of TDR accounting, and its impact on our financial results.

Single-Family Quarterly Home Price Growth (Decline) Rate (1)

(1)Calculated internally using property data on loans purchased by Fannie Mae, Freddie Mac and other third-party home sales data. Fannie Mae’s home price index is a weighted repeat-transactions index, measuring average price changes in repeat sales on the same properties. Fannie Mae’s home price index excludes prices on properties sold in foreclosure. Fannie Mae’s home price estimates are based on non-seasonally adjusted preliminary data and are subject to change as additional data becomes available.
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
•As home prices rise, the principal balance of loans associated with newly acquired purchase money mortgages may increase, causing growth in the size of our guaranty book. Additionally, rising home prices can increase the amount of equity borrowers have in their home, which may lead to an increase in origination volumes for cash-out refinance loans with higher principal balances than the existing loan. Replacing existing loans with newly acquired cash-out refinances can affect the growth and size of our guaranty book.
•Following a period of significant home price growth in 2021 and the first half of 2022, home prices declined on a national basis in the third quarter of 2022, driven by elevated mortgage interest rates which reduced affordability.
•We expect additional home price declines in the fourth quarter of 2022. As a result, we expect home price growth on a national basis to moderate to 9.0% for full year 2022, compared with 18.7% growth in 2021. We expect home price declines on a national basis of 1.5% for full year 2023 driven by elevated mortgage interest rates, a weakening economy and labor market, and affordability constraints. We also expect regional variation in the timing and rate of home price changes.

Fannie Mae Third Quarter 2022 Form 10-Q	7

MD&A | Key Market Economic Indicators
New Housing Starts(1)

(0.7)%
9.4%
4.7%
5.3%
(1.7)%
(3.0)%
6.0%
1.4%
(8.5)%
(16.3)%
1,569
1,679
1,720
1,647
1,460
465
509
533
561
551
1,104
1,170
1,187
1,086
909
3Q21
4Q21
1Q22
2Q22
3Q22
% quarterly change in multifamily housing starts
% quarterly change in single-family housing starts
Multifamily starts (in thousands)
Single-family starts (in thousands)

(1)According to U.S. Census Bureau and subject to revision.
How Housing Activity Can Affect Our Financial Results
•Housing is among the most interest-rate sensitive sectors of the economy. In addition to interest rates, two key aspects of economic activity that can impact supply and demand for housing, and thus our business and financial results, are the rates of household formation and housing construction.
•Household formation is a key driver of demand for both single-family and multifamily housing as a newly formed household will either rent or purchase a home. Thus, changes in the pace of household formation can affect home prices and credit performance as well as the degree of loss on defaulted loans.
•Growth of household formation stimulates homebuilding. Homebuilding has typically been a cyclical leader, weakening prior to a slowdown in U.S. economic activity and accelerating prior to a recovery, which contributes to the growth of gross domestic product (“GDP”) and employment. However, the housing sector’s performance may vary from its historical precedent due to the many uncertainties surrounding future economic or housing policy as well as the impact of labor and material availability and cost on the economy and the housing market.
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
•We expect home sales and single-family housing starts through the remainder of 2022 will continue to decline in response to elevated mortgage rates, diminished home purchase affordability, and a stalling economy. Single-family housing starts in the third quarter of 2022 fell in response to anticipated decreases in demand. In 2023, we expect single-family and multifamily housing starts to decline compared with 2022 due to the economic constraints of continued high interest rates and an expected modest recession.

Fannie Mae Third Quarter 2022 Form 10-Q	8

MD&A | Key Market Economic Indicators
GDP, Unemployment Rate and Personal Consumption

43.0%
35.3%
7.9%
6.7%
6.0%
5.9%
4.7%
3.9%
3.6%
3.6%
3.5%
3.9%
3.9%
10.8%
6.3%
12.1%
7.0%
3.0%
2.7%
3.1%
7.0%
1.3%
(1.6)%
2.0%
(0.6)%
1.4%
2.6%
3Q20
4Q20
1Q21
2Q21
3Q21
4Q21
1Q22
2Q22
3Q22
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
How GDP, the Unemployment Rate and Personal Consumption Can Affect Our Financial Results
•Changes in GDP, the unemployment rate and personal consumption can affect several mortgage market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies, which impacts credit losses.
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
•In a slowing economy, income growth and housing activity typically slow as an early indicator of reduced economic activity, followed by slowing employment. Typically, as an economic slowdown intensifies, households reduce their spending. This reduction in consumption then accelerates the slowdown. An economic slowdown can lead to employment losses, impairing the ability of borrowers and renters to meet mortgage and rental payments, thus causing loan delinquencies to rise. Home sales and mortgage originations also typically fall in a slowing economy.
•While GDP declined in the first half of 2022, GDP grew moderately in the third quarter of 2022. We currently expect a GDP contraction in the fourth quarter of 2022, resulting in essentially flat GDP growth for 2022. We expect that a modest recession is likely to occur beginning in the first quarter of 2023, resulting in an increase in the unemployment rate. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, the speed at which expected monetary policy tightening is adjusted and the increasing risk of international financial market disruptions.
See “Risk Factors” in this report and “Risk Factors—Market and Industry Risk” in our 2021 Form 10-K for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.

Fannie Mae Third Quarter 2022 Form 10-Q	9

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2022	2021	Variance	2022	2021	Variance
	(Dollars in millions)
Net interest income	$7,124	$6,972	$152	$22,331	$22,000	$331
Fee and other income	105	111	(6)	269	301	(32)
Net revenues	7,229	7,083	146	22,600	22,301	299
Investment gains (losses), net	(172)	243	(415)	(323)	934	(1,257)
Fair value gains (losses), net	292	(17)	309	1,301	321	980
Administrative expenses	(870)	(745)	(125)	(2,473)	(2,239)	(234)
Credit-related income (expense):
Benefit (provision) for credit losses	(2,536)	937	(3,473)	(2,994)	4,290	(7,284)
Foreclosed property income (expense)	15	(69)	84	21	(105)	126
Total credit-related income (expense)	(2,521)	868	(3,389)	(2,973)	4,185	(7,158)
TCCA fees(1)	(850)	(781)	(69)	(2,515)	(2,270)	(245)
Credit enhancement expense(2)	(364)	(233)	(131)	(974)	(791)	(183)
Change in expected credit enhancement recoveries(3)	290	(42)	332	303	(117)	420
Other expenses, net(4)	(169)	(268)	99	(633)	(867)	234
Income before federal income taxes	2,865	6,108	(3,243)	14,313	21,457	(7,144)
Provision for federal income taxes	(429)	(1,266)	837	(2,816)	(4,470)	1,654
Net income	$2,436	$4,842	$(2,406)	$11,497	$16,987	$(5,490)
Total comprehensive income	$2,433	$4,828	$(2,395)	$11,483	$16,914	$(5,431)
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
(3)Includes estimated changes in benefits, as well as any realized amounts, from our freestanding credit enhancements.
(4)Consists of debt extinguishment gains and losses, housing trust fund expenses, loan subservicing costs, servicer fees paid in connection with certain loss mitigation activities, and gains and losses from partnership investments.

Fannie Mae Third Quarter 2022 Form 10-Q	10

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
We recognize fair value changes attributable to movements in benchmark interest rates for mortgage loans and funding debt, and for related interest-rate swaps in hedging relationships, as a component of net interest income, including the amortization of hedge-related basis adjustments on mortgage loans or funding debt and any related interest accrual on the swaps. The income or expense associated with this activity is presented in the “Income (expense) from hedge accounting” line item in the table below. See “MD&A—Consolidated Results of Operations—Hedge Accounting Impact” and “Note 1, Summary of Significant Accounting Policies” in our 2021 Form 10-K for more information about our hedge accounting program.

Fannie Mae Third Quarter 2022 Form 10-Q	11

MD&A | Consolidated Results of Operations
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Variance	2022	2021	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$4,116	$3,643	$473	$12,091	$10,260	$1,831
Base guaranty fee income related to TCCA fees(2)	850	781	69	2,515	2,270	245
Net amortization income(3)	1,429	2,338	(909)	5,924	8,600	(2,676)
Total net interest income from guaranty book of business	6,395	6,762	(367)	20,530	21,130	(600)
Net interest income from portfolios(4)	794	170	624	1,747	742	1,005
Income (expense) from hedge accounting	(65)	40	(105)	54	128	(74)
Total net interest income	$7,124	$6,972	$152	$22,331	$22,000	$331

Income (expense) from hedge accounting included in net interest income:
Fair value gains (losses) on designated risk management derivatives in fair value hedges	$(1,020)	$(192)	$(828)	$(2,548)	$(1,053)	$(1,495)
Fair value gains on hedged mortgage loans held for investment and debt of Fannie Mae(5)	1,192	194	998	2,981	1,069	1,912
Contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments	(101)	61	(162)	(64)	169	(233)
Discontinued hedge-related basis adjustment amortization expense	(136)	(23)	(113)	(315)	(57)	(258)
Total income (expense) from hedge accounting in net interest income	$(65)	$40	$(105)	$54	$128	$(74)
(1)Excludes revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(2)Represents revenues generated by the 10 basis point guaranty fee increase we implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(3)Net amortization income refers primarily to the amortization of premiums and discounts on mortgage loans and debt of consolidated trusts. These cost basis adjustments represent the difference between the initial fair value and the carrying value of these instruments as well as upfront fees we receive at the time of loan acquisition. It does not include the amortization of cost basis adjustments resulting from hedge accounting, which is included in income (expense) from hedge accounting.
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

Fannie Mae Third Quarter 2022 Form 10-Q	12

MD&A | Consolidated Results of Operations
Net interest income increased in the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021, primarily as a result of higher base guaranty fee income and higher income from portfolios, partially offset by lower net amortization income. More specifically, our net interest income was impacted in the periods by:
•Higher base guaranty fee income. An increase in the size of our guaranty book of business combined with higher average charged guaranty fees were the primary drivers of the increase in base guaranty fee income for the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021.
•Higher income from portfolios. Higher income from portfolios in the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021, was primarily driven by higher yields on assets in our other investments portfolio as a result of increases in interest rates. For the first nine months of 2022, higher income from portfolios was also driven by a decrease in interest expense on our funding debt due to a decrease in the average outstanding balance compared with the first nine months of 2021.
•Lower net amortization income. Throughout the third quarter and first nine months of 2022, we were in a higher interest-rate environment and observed lower volumes of refinancing activity compared with the third quarter and first nine months of 2021, which drove fewer loan prepayments. As a result, we had lower amortization income in the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021. For a description of how fewer loan prepayments results in lower amortization income, refer to “Key Market Economic Indicators—How Interest Rates Can Affect Our Financial Results—Net Interest Income.”
We expect refinancing activity to be significantly lower throughout 2022 compared with 2021 levels, as the recent sharp rise in interest rates has resulted in few borrowers who could benefit from refinancing. As described in “Executive Summary—Financial Performance Outlook,” we expect much lower amortization income in 2022 compared with 2021, driven by significantly less refinancing activity in 2022 due to a higher mortgage interest-rate environment; however, we expect this decline in amortization income to be largely offset by increases in interest income from portfolios and base guaranty fee income. Because we expect mortgage interest rates will remain elevated throughout 2023 and therefore refinancing activity will remain low, we expect these trends to continue with amortization income declining and interest income from portfolios increasing in 2023 compared with 2022.

Fannie Mae Third Quarter 2022 Form 10-Q	13

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

Analysis of Net Interest Income and Yield(1)
	For the Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$58,290	$628	4.31%	$81,999	$673	3.28%
Mortgage loans of consolidated trusts	4,048,625	29,486	2.91	3,800,970	24,125	2.54
Total mortgage loans(2)	4,106,915	30,114	2.93	3,882,969	24,798	2.55
Mortgage-related securities	4,612	35	3.04	5,975	34	2.28
Non-mortgage-related securities(3)	104,009	490	1.88	184,325	111	0.24
Securities purchased under agreements to resell	30,829	171	2.22	36,839	5	0.05
Advances to lenders	4,935	40	3.24	8,522	33	1.55
Total interest-earning assets	$4,251,300	$30,850	2.90%	$4,118,630	$24,981	2.43%
Interest-bearing liabilities:
Short-term funding debt	$3,695	$(17)	1.84%	$4,324	*	*
Long-term funding debt	122,571	(635)	2.07	225,568	$(659)	1.17%
CAS debt	7,221	(126)	6.98	13,855	(144)	4.16
Total debt of Fannie Mae	133,487	(778)	2.33	243,747	(803)	1.32
Debt securities of consolidated trusts held by third parties	4,055,958	(22,948)	2.26	3,829,882	(17,206)	1.80
Total interest-bearing liabilities	$4,189,445	$(23,726)	2.27%	$4,073,629	$(18,009)	1.77%
Net interest income/net interest yield		$7,124	0.67%		$6,972	0.66%

Fannie Mae Third Quarter 2022 Form 10-Q	14

MD&A | Consolidated Results of Operations

	For the Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$62,460	$2,202	4.70%	$96,249	$2,280	3.16%
Mortgage loans of consolidated trusts	4,004,225	84,136	2.80	3,704,361	70,803	2.55
Total mortgage loans(2)	4,066,685	86,338	2.83	3,800,610	73,083	2.56
Mortgage-related securities	5,025	92	2.44	6,667	118	2.36
Non-mortgage-related securities(3)	129,003	917	0.94	160,623	326	0.27
Securities purchased under agreements to resell	22,495	205	1.20	52,705	17	0.04
Advances to lenders	5,800	93	2.11	9,135	106	1.53
Total interest-earning assets	$4,229,008	$87,645	2.76%	$4,029,740	$73,650	2.44%
Interest-bearing liabilities:
Short-term funding debt	$3,909	$(23)	0.78%	$5,944	$(4)	0.09%
Long-term funding debt	146,165	(1,724)	1.57	243,659	(2,092)	1.14
CAS debt	9,358	(373)	5.31	14,323	(446)	4.15
Total debt of Fannie Mae	159,432	(2,120)	1.77	263,926	(2,542)	1.28
Debt securities of consolidated trusts held by third parties	4,016,013	(63,194)	2.10	3,739,575	(49,108)	1.75
Total interest-bearing liabilities	$4,175,445	$(65,314)	2.09%	$4,003,501	$(51,650)	1.72%
Net interest income/net interest yield		$22,331	0.70%		$22,000	0.73%
*     Represents less than $0.5 million of interest expense and less than 0.005% of average yield.
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
(2)Average balance includes mortgage loans on nonaccrual status. Interest income from yield maintenance revenue and the amortization of loan fees, primarily consisting of upfront cash fees, was $1.1 billion and $4.4 billion, respectively, for the third quarter of 2022 and first nine months of 2022, compared with $2.5 billion and $7.3 billion, respectively, for the third quarter of 2021 and first nine months of 2021.
(3)Consists of cash, cash equivalents and U.S. Treasury securities.

Fannie Mae Third Quarter 2022 Form 10-Q	15

MD&A | Consolidated Results of Operations
Analysis of Deferred Amortization Income
We initially recognize mortgage loans and debt of consolidated trusts in our condensed consolidated balance sheets at fair value. The difference between the initial fair value and the carrying value of these instruments is recorded as a cost basis adjustment, either as a premium or a discount, in our condensed consolidated balance sheets. We amortize these cost basis adjustments over the contractual lives of the loans or debt. On a net basis, for mortgage loans and debt of consolidated trusts, we are in a premium position with respect to debt of consolidated trusts, which represents deferred income we will recognize in our condensed consolidated statements of operations and comprehensive income as amortization income in future periods. Our net premium position on debt of consolidated MBS trusts decreased as of September 30, 2022, compared with December 31, 2021, primarily as a result of higher interest rates, which resulted in recognizing primarily net discounts on newly issued MBS debt as prices declined.
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
The shift from net investment gains in the third quarter and first nine months of 2021 to net investment losses in the third quarter and first nine months of 2022 was primarily driven by a significant decrease in the volume of single-family loan sales coupled with lower loan sale prices in 2022.
Fair Value Gains (Losses), Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments.
As discussed below in “Impact of Hedge Accounting on Fair Value Gains (Losses), Net,” we apply fair value hedge accounting to reduce earnings volatility in our financial statements driven by changes in benchmark interest rates. Accordingly, we recognize the fair value gains and losses and the contractual interest income and expense associated with risk management derivatives designated in qualifying hedging relationships in net interest income.

Fannie Mae Third Quarter 2022 Form 10-Q	16

MD&A | Consolidated Results of Operations
The table below displays the components of our fair value gains and losses, which includes the impact of hedge accounting.

Fair Value Gains (Losses), Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps	$(164)	$59	$(166)	$163
Net change in fair value during the period	(433)	(97)	(2,135)	(734)
Impact of hedge accounting	1,121	131	2,612	884
Risk management derivatives fair value gains, net	524	93	311	313
Mortgage commitment derivatives fair value gains (losses), net	517	(25)	2,933	504
Credit enhancement derivatives fair value losses, net	(32)	(55)	(83)	(163)
Total derivatives fair value gains, net	1,009	13	3,161	654
Trading securities losses, net	(1,319)	(129)	(3,754)	(726)
Long-term debt fair value gains, net(1)	787	62	2,424	346
Other, net(2)	(185)	37	(530)	47
Fair value gains (losses), net	$292	$(17)	$1,301	$321
(1)Consists of fair value gains and losses on CAS and non-CAS debt held at fair value.
(2)Consists primarily of fair value gains and losses on mortgage loans held at fair value.
Fair value gains, net in the third quarter and first nine months of 2022 were primarily driven by:
•increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period due to rising interest rates and widening of the secondary spread, which is the spread between the 30-year MBS current coupon yield and 10-year U.S. Treasury rate; and
•gains associated with decreases in the fair value of long-term debt of consolidated trusts held at fair value, also due to rising interest rates and widening of the secondary spread.
These gains were partially offset by fair value losses in the third quarter and first nine months of 2022 on trading securities, primarily driven by increases in U.S. Treasury yields, which resulted in losses on fixed-rate securities held in our other investments portfolio.
Fair value losses, net in the third quarter of 2021 were primarily driven by losses on trading securities due to increases in U.S. Treasury yields during the third quarter of 2021, which resulted in losses on fixed-rate securities held in our other investments portfolio. These losses were offset by gains associated with decreases in the fair value of long-term debt of consolidated trusts held at fair value due to rising interest rates.
Fair value gains, net in the first nine months of 2021 were primarily driven by:
•increases in the fair value of mortgage commitment derivatives due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period as interest rates increased; and
•gains associated with decreases in the fair value of long-term debt of consolidated trusts held at fair value due to rising interest rates.
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

Fannie Mae Third Quarter 2022 Form 10-Q	17

MD&A | Consolidated Results of Operations
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

Impact of Hedge Accounting on Fair Value Gains (Losses), Net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments recognized in net interest income	$(101)	$61	$(64)	$169
Fair value losses on derivatives designated as hedging instruments recognized in net interest income	(1,020)	(192)	(2,548)	(1,053)
Fair value losses, net recognized in net interest income (expense) from hedge accounting	$(1,121)	$(131)	$(2,612)	$(884)
Credit-Related Income (Expense)
Our credit-related income or expense can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed and the volume and pricing of loans redesignated from held for investment (“HFI”) to held for sale (“HFS”).
In recent periods, changes in actual and projected interest rates have been a significant driver of our credit-related income (expense) as these changes drive prepayment speeds, which impacts the measurement of the economic concessions granted to borrowers on modified loans. Pursuant to our adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for restructurings occurring on or after the adoption date. This accounting also results in the elimination of any existing economic concession related to a loan that was previously designated as a TDR if such loan is restructured on or after January 1, 2022. Although increases in interest rates were a meaningful driver of our credit-related expense in the first nine months of 2022, we expect the decrease in the balance of loans that were previously designated as TDRs will reduce the sensitivity of our credit-related income (expense) to interest rate volatility over time. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” and “Note 3, Mortgage Loans” for more information about our adoption of ASU 2022-02.
Our credit-related income or expense and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance as of September 30, 2022 are reasonable, they are subject to uncertainty. Changes in future economic conditions and loan performance from our current expectations may result in volatility in our allowance for loan losses and, as a result, our credit-related income or expense. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty, including a discussion of management’s evaluation of the impact of Hurricanes Ian and Fiona (collectively, the “hurricanes”) on our estimate of credit losses as of September 30, 2022.

Fannie Mae Third Quarter 2022 Form 10-Q	18

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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)(2)	$(373)	$185	$(964)	$155
Redesignation of loans from HFI to HFS	(116)	118	(120)	1,103
Actual and forecasted home prices	(1,732)	584	(1,194)	2,887
Actual and projected interest rates	(225)	(86)	(1,116)	(674)
Release of economic concessions(3)	155	—	758	—
Changes in assumptions regarding COVID-19 forbearance and loan delinquencies(2)	—	214	—	551
Other(4)	(70)	(130)	(201)	78
Single-family benefit (provision) for credit losses	(2,361)	885	(2,837)	4,100
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)(2)	(65)	(40)	(54)	(180)
Actual and projected interest rates	(97)	(7)	(258)	15
Actual and projected economic data	(3)	68	85	389
Estimated impact of the COVID-19 pandemic(2)	—	42	—	119
Other(4)	(10)	(13)	70	(155)
Multifamily benefit (provision) for credit losses	(175)	50	(157)	188
Total benefit (provision) for credit losses	$(2,536)	$935	$(2,994)	$4,288

Change in expected credit enhancement recoveries for active loans:
Single-family	$245	$(28)	$271	$(101)
Multifamily	45	(15)	32	(30)
Change in expected credit enhancement recoveries for active loans	$290	$(43)	$303	$(131)
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
(4)Includes provision for allowance on accrued interest receivable. For single-family, also includes changes in the reserve for guaranty losses that are not separately included in the other components. For multifamily, also includes the impact of model enhancements implemented in the first quarter of 2021.

Fannie Mae Third Quarter 2022 Form 10-Q	19

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
Our single-family provision for credit losses in the third quarter of 2022 was primarily driven by a provision from actual and forecasted home prices. Actual home prices declined slightly on a national basis in the third quarter of 2022. In addition, our home price forecast worsened compared with the second quarter of 2022. While our second quarter 2022 home price forecast estimated home price growth in the second half of 2022 and in 2023, our current home price forecast estimates additional home price declines in the fourth quarter of 2022 and throughout 2023. Lower home prices increase the likelihood that loans will default and increase the amount of credit loss on loans that do default, which increases our estimate of losses and ultimately increases our loss reserves and provision for credit losses. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price growth and declines, and our home price forecast. Also see “Critical Accounting Estimates” for more information about our home price forecast.
The largest drivers of our single-family provision for credit losses for first nine months of 2022 were:
•Provision from actual and forecasted home prices. The provision from actual and forecasted home prices in the third quarter of 2022 discussed above was the largest driver of our single-family provision for credit losses for the first nine months of 2022. The impact of this home-price related provision in the third quarter of 2022 was partially offset by a benefit from actual and expected home price growth in each of the first and second quarters of 2022. During the first half of the year, our forecasted home prices were positive for the second half of 2022 through 2023. In addition, we observed strong actual home price growth through the second quarter of 2022.
•Provision from higher actual and projected interest rates as of September 30, 2022 compared with December 31, 2021. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extend the expected lives of these TDR loans, which increases the expected impairment relating to economic concessions provided on them, resulting in a provision for credit losses.
•Provision from changes in loan activity, which includes provision on newly acquired loans. Throughout the first nine months of 2022, refinance loan volumes have continued to decline and purchase loans have increased as a percentage of acquisitions compared to the first nine months of 2021. As we shift to more purchase loans, the credit profile of our acquisitions weakens as purchase loans generally have higher origination LTV ratios than refinance loans. This drove a higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision for those loans at the time of acquisition. In addition, for the third quarter of 2022, our credit loss provision also increased as our more negative home price forecast impacted our estimate of losses on newly acquired loans. See “Single-Family Business— Single-Family Mortgage Credit Risk Management” for more information on our loan acquisitions for the first nine months of 2022.
The primary factors that contributed to our single-family benefit for credit losses in the third quarter of 2021 were:
•Benefit from actual and forecasted home price growth. During the third quarter of 2021, actual home price growth continued to be strong. We also increased our expectations for home price growth on a national basis for full-year 2021.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. During the third quarter of 2021, the benefit was driven by the removal of the remaining non-modeled adjustment related to COVID-19 as discussed below.
The primary factors that contributed to our single-family benefit for credit losses in the first nine months of 2021 were:
•Benefit from actual and forecasted home price growth, which was robust throughout 2021.
•Benefit from the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS. We redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a net benefit for credit losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. During the first and second quarters of 2021, management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic that was not represented in historical data or otherwise captured by our credit model. As of September 30, 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies became much less uncertain. Specifically, the decrease in uncertainty as of September 30, 2021 compared with the end of 2020 was primarily driven by the

Fannie Mae Third Quarter 2022 Form 10-Q	20

MD&A | Consolidated Results of Operations
passage of the American Rescue Plan Act of 2021 and the broad implementation of the COVID-19 vaccination program in the United States, which contributed to a significant increase in business activity and helped support continued economic growth. There was also a steady decline in the number of borrowers in a COVID-19-related forbearance, lessening expectations of credit losses. Additionally, we believed the array of possible future economic environments included in our credit model, which captured scenarios that may be remote, combined with data consumed over the course of the COVID-19 pandemic, removed the need to continue to supplement modeled results.
The impact of these factors was partially offset by a provision for higher actual and projected interest rates, which reduced our single-family benefit for credit losses recognized in the first nine months of 2021 as interest rates were higher as of September 30, 2021 compared with December 31, 2020.
Multifamily Benefit (Provision) for Credit Losses
The largest driver of our multifamily provision for credit losses in the third quarter and first nine months of 2022 was a provision for higher actual and projected interest rates. Rising interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity, increasing our provision for credit losses. Additionally, rising interest rates also increase the chance that multifamily borrowers with adjustable-rate mortgages may default due to higher payments if the property net operating income is not increasing at a similar rate.
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
•Benefit from lower expected credit losses as a result of the COVID-19 pandemic. Similar to our single-family benefit for credit losses described above, for the first and second quarters of 2021 management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic. As of September 30, 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies were less uncertain. See “Single-Family Benefit (Provision) for Credit Losses,” above for more information on these factors.
Federal Income Taxes
Our provision for federal income taxes decreased for the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021 primarily due to lower pre-tax income. Also contributing to the decrease in our provision for federal income taxes was a reduction in our effective tax rate, particularly for the third quarter of 2022, as a result of filing amended returns for certain prior years to claim research and development tax credits.

Fannie Mae Third Quarter 2022 Form 10-Q	21

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	September 30, 2022	December 31, 2021	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and securities purchased under agreements to resell	$59,590	$63,191	$(3,601)
Restricted cash and cash equivalents	27,921	66,183	(38,262)
Investments in securities	58,994	89,043	(30,049)
Mortgage loans:
Of Fannie Mae	54,122	66,127	(12,005)
Of consolidated trusts	4,058,908	3,907,744	151,164
Allowance for loan losses	(8,302)	(5,629)	(2,673)
Mortgage loans, net of allowance for loan losses	4,104,728	3,968,242	136,486
Deferred tax assets, net	12,729	12,715	14
Other assets	25,491	29,792	(4,301)
Total assets	$4,289,453	$4,229,166	$60,287
Liabilities and equity
Debt:
Of Fannie Mae	$129,776	$200,892	$(71,116)
Of consolidated trusts	4,078,038	3,957,299	120,739
Other liabilities	22,799	23,618	(819)
Total liabilities	4,230,613	4,181,809	48,804
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(61,996)	(73,479)	11,483
Total equity	58,840	47,357	11,483
Total liabilities and equity	$4,289,453	$4,229,166	$60,287
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents declined from December 31, 2021 to September 30, 2022 primarily driven by a decrease in prepayments due to lower refinance volumes for loans of consolidated trusts, resulting in lower cash balances held in trust at period end. For information on our accounting policy for restricted cash and cash equivalents, see “Note 1, Summary of Significant Accounting Policies” in our 2021 Form 10-K.
Investments in Securities
Investments in securities declined from December 31, 2021 to September 30, 2022 as we primarily used short-term liquid assets that accumulated in prior periods to fund our operations and to pay off maturing debt during the first nine months of 2022. For further discussion, see “Liquidity and Capital Management—Liquidity Management.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased from December 31, 2021 to September 30, 2022, driven by loan acquisitions outpacing liquidations and sales.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”

Fannie Mae Third Quarter 2022 Form 10-Q	22

MD&A | Consolidated Balance Sheet Analysis
Debt
The decrease in debt of Fannie Mae from December 31, 2021 to September 30, 2022 was primarily due to the maturity of long-term debt, which outpaced new issuances as our funding needs remained low. The increase in debt of consolidated trusts from December 31, 2021 to September 30, 2022 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in short-term and long-term debt of Fannie Mae. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $58.8 billion as of September 30, 2022, compared with $47.4 billion as of December 31, 2021, due to the $11.5 billion in comprehensive income recognized during the first nine months of 2022.
The aggregate liquidation preference of the senior preferred stock increased to $177.9 billion as of September 30, 2022 due to the $4.6 billion increase in our net worth in the second quarter of 2022. The aggregate liquidation preference of the senior preferred stock will further increase to $180.3 billion as of December 31, 2022 due to the $2.4 billion increase in our net worth in the third quarter of 2022. For more information about how this liquidation preference is determined, see “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Senior Preferred Stock” in our 2021 Form 10-K and “Liquidity and Capital Management—Capital Management—Capital Activity” in this report.
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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of September 30, 2022 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)

Fannie Mae Third Quarter 2022 Form 10-Q	23

MD&A | Retained Mortgage Portfolio
The decrease in our retained mortgage portfolio as of September 30, 2022 compared with December 31, 2021 was primarily due to a decrease in our lender liquidity portfolio driven by sales of Fannie Mae securities and a decline in mortgage refinance activity leading to lower acquisition volumes through the whole loan conduit.
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities” or “Mortgage loans of Fannie Mae” in our Summary of Condensed Consolidated Balance Sheets shown above.

Retained Mortgage Portfolio
	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$22,045	$34,509
Mortgage loans	4,337	16,174
Total lender liquidity	26,382	50,683
Loss mitigation mortgage loans(2)	41,194	37,601
Other:
Reverse mortgage loans	6,867	9,908
Mortgage loans	3,544	3,954
Reverse mortgage securities(3)	5,161	6,146
Other(4)	834	929
Total other	16,406	20,937
Total retained mortgage portfolio	$83,982	$109,221

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$79,600	$101,518
Multifamily mortgage loans and mortgage-related securities	$4,382	$7,703
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $8.4 billion and $11.0 billion, and multifamily loans on nonaccrual status of $294 million and $340 million as of September 30, 2022 and December 31, 2021, respectively.
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
We include 10% of the notional value of interest-only securities in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of September 30, 2022, 10% of the notional value of our interest-only securities was $1.8 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $14.2 billion of loans from our single-family MBS trusts in the first nine months of 2022, the substantial majority of which were delinquent, compared with $6.1 billion of loans purchased from single-family MBS trusts in the first nine months of 2021. We purchased more loans out of trust in the first nine months of 2022 than in the first nine months of 2021 because the forbearance periods for many loans that entered into a COVID-19-related forbearance began expiring in late 2021. The size of our retained mortgage portfolio

Fannie Mae Third Quarter 2022 Form 10-Q	24

MD&A | Retained Mortgage Portfolio
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
We and Freddie Mac issue single-family uniform mortgage-backed securities, or “UMBS.” In this report, we use the term “Fannie Mae-issued UMBS” to refer to single-family Fannie Mae MBS that are directly backed by fixed-rate mortgage loans and generally eligible for trading in the to-be-announced (“TBA”) market. We use the term “Fannie Mae MBS” or “our MBS” to refer to any type of mortgage-backed security that we issue, including UMBS®, Supers®, Real Estate Mortgage Investment Conduit securities (“REMICs”) and other types of single-family or multifamily mortgage-backed securities.
Some Fannie Mae MBS that we issue are backed in whole or in part by Freddie Mac securities. When we resecuritize Freddie Mac securities into Fannie Mae-issued structured securities, such as Supers and REMICs, our guaranty of principal and interest extends to the underlying Freddie Mac securities. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. Although our guaranty of the underlying Freddie Mac securities requires us to hold additional capital under the enterprise regulatory capital framework, prior to July 1, 2022, we did not charge an incremental fee to create structured securities that include Freddie Mac securities. Effective July 1, 2022, we began charging an upfront fee of 50 basis points to include Freddie Mac securities in our structured securities. For more information regarding this upfront fee, see “MD&A—Legislation and Regulation—Upfront Fee for Commingled Securities and Review of the Enterprise Regulatory Capital Framework” in our Second Quarter 2022 Form 10-Q. References to our single-family guaranty book of business exclude Freddie Mac-acquired mortgage loans underlying Freddie Mac securities that we have resecuritized.
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

Fannie Mae Third Quarter 2022 Form 10-Q	25

MD&A | Guaranty Book of Business
The table below displays the composition of our guaranty book of business based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	September 30, 2022			December 31, 2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,647,567	$432,694	$4,080,261	$3,536,613	$419,463	$3,956,076
Government guaranty book of business(2)	12,960	607	13,567	16,777	718	17,495
Guaranty book of business	3,660,527	433,301	4,093,828	3,553,390	420,181	3,973,571
Freddie Mac securities guaranteed by Fannie Mae(3)	239,888	—	239,888	212,259	—	212,259
Total Fannie Mae guarantees	$3,900,415	$433,301	$4,333,716	$3,765,649	$420,181	$4,185,830
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $198.8 billion and $177.8 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of September 30, 2022 and December 31, 2021, respectively; and (ii) $41.1 billion and $34.5 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of September 30, 2022 and December 31, 2021, respectively.
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2022, we paid $598 million to the funds based on our new business purchases in 2021. For the first nine months of 2022, we recognized an expense of $244 million related to this obligation based on $580.4 billion in new business purchases during the period. We expect to pay this amount to the funds in 2023, plus additional amounts to be accrued based on our new business purchases in the fourth quarter of 2022. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” in our 2021 Form 10-K for more information regarding this obligation.
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
The chart below displays net revenues and net income for each of our business segments for the first nine months of 2022 compared with the first nine months of 2021. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)

Fannie Mae Third Quarter 2022 Form 10-Q	26

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
Single-Family Mortgage Market
Housing activity decreased in the third quarter of 2022 compared with the second quarter of 2022. Total existing home sales averaged 4.8 million units annualized in the third quarter of 2022, compared with 5.4 million units in the second quarter of 2022, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 608,000 units in the third quarter of 2022, compared with approximately 609,000 units in the second quarter of 2022.
The 30-year fixed mortgage rate averaged 6.11% in September 2022, compared with 5.52% in June 2022, according to Freddie Mac’s Primary Mortgage Market Survey®.
According to the October forecast from our Economic and Strategic Research Group, we forecast that total originations in the U.S. single-family mortgage market in 2022 will decrease from 2021 levels by approximately 49%, from an estimated $4.57 trillion in 2021 to $2.33 trillion in 2022, and the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $2.67 trillion in 2021 to $701 billion in 2022. Our October forecast is based on data available as of October 10, 2022. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Market Activity
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $125.8 billion for the third quarter of 2022, compared with $303.1 billion for the third quarter of 2021. This decrease was driven by a lower volume of refinance activity in the third quarter of 2022 due to higher mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the third quarter of 2022 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
Third Quarter 2022
We estimate our share of single-family mortgage-related securities issuances was 36% in the second quarter of 2022 and 36% in the third quarter of 2021.

Fannie Mae Third Quarter 2022 Form 10-Q	27

MD&A | Single-Family Business | Single-Family Business Metrics
Presentation of Our Single-Family Conventional Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family conventional guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family conventional guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,629.0 billion as of September 30, 2022 and $3,483.1 billion as of December 31, 2021.
Single-Family Business Metrics
Select Business Metrics
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
(2)    Our single-family conventional guaranty book of business primarily consists of single-family conventional mortgage loans underlying Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; (b) Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized; or (c) non-Fannie Mae single-

Fannie Mae Third Quarter 2022 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Business Metrics
family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. Our average single-family conventional guaranty book of business is based on quarter-end balances.
As shown in the chart above, our third quarter 2022 single-family conventional acquisitions decreased compared with the third quarter of 2021, primarily as a result of the recent sharp rise in interest rates, which decreased refinancing acquisitions as fewer borrowers could benefit from refinancing.
Average charged guaranty fee on newly acquired conventional single-family loans is a metric management uses to measure the price we earn as compensation for the credit risk we manage and to assess our return. Average charged guaranty fee represents, on an annualized basis, the average of the base guaranty fees charged during the period for our single-family conventional guaranty arrangements, which we receive monthly over the life of the loan, plus the recognition of any upfront cash payments, including loan-level price adjustments, based on an estimated average life at the time of acquisition. The calculation of single-family conventional charged guaranty fees at acquisition is sensitive to changes in inputs used in the calculation, including assumptions about the weighted average life of the loan, therefore changes in charged guaranty fees are not necessarily indicative of a change in pricing.
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in the third quarter of 2022 compared with the third quarter of 2021. The increase in average charged guaranty fee on newly acquired single-family loans was primarily driven by the overall weaker credit risk profile of our third quarter 2022 acquisitions. We generally charge higher guaranty fees on loans with weaker credit risk characteristics. The weaker credit profile of our third quarter 2022 acquisitions was primarily driven by the increased share of our acquisitions that were purchase loans in the third quarter of 2022 compared with a higher share of refinance loans in the third quarter of 2021, as purchase loans generally have higher origination LTV ratios than refinance loans. See “Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” below for a description of key risk characteristics of our single-family acquisitions in the third quarter of 2022 and third quarter of 2021.
Recent and Future Price Changes
We use loan-level price adjustments, including various upfront risk-based fees, to price for the credit risk we assume in providing our guaranty. FHFA, as conservator, must approve changes to the national loan-level price adjustments (or upfront fees) that we charge for the risk we assume in providing our guaranty and can direct us to make other changes to our single-family guaranty fee pricing. We have the ability to change our base contractual guaranty fee pricing, subject to minimum base guaranty fees set by FHFA. For new single-family acquisitions, FHFA has instructed us to meet a minimum return on equity target based on our capital requirements. FHFA also has instructed us to establish a long-term target for returns at the enterprise level, which may impact our guaranty fees.
In January 2022, FHFA announced targeted increases to the upfront fees we charge for certain high-balance loans and second home loans. High-balance loans are mortgages originated in certain designated areas above the baseline conforming loan limit. The new fees became effective for loans purchased on or after April 1, 2022, and for loans delivered into an MBS trust with an issue date on or after April 1, 2022. High-balance loans continue to be eligible for our existing affordable loan products, HomeReady® and HFA PreferredTM, which offer caps on loan-level price adjustments for eligible borrowers. In addition, the high-balance upfront fees are not charged on loans to first time homebuyers in high-cost areas with incomes at or below 100% of area median income. The portion of our acquisitions attributed to high-balance and second home loans decreased in the second and third quarters of 2022 compared with the first quarter of 2022.
In October 2022, FHFA announced targeted changes to Fannie Mae and Freddie Mac’s guaranty fee pricing that would eliminate upfront fees for certain borrowers and affordable mortgage products, while increasing upfront fees for some cash-out refinance loans. FHFA has instructed us to eliminate upfront fees for the following borrowers and products:
•First-time homebuyers at or below 100% of area median income in most of the United States and below 120% of area median income in high-cost areas;
•HomeReady loans;
•HFA Preferred loans; and
•Single-family loans supporting the Duty-to-Serve program.
FHFA has instructed us to implement these fee reductions on December 1, 2022 and the fee increases for cash-out refinance loans on February 1, 2023.
In announcing these pricing changes, the Director of FHFA stated that FHFA will continue its ongoing review of Fannie Mae and Freddie Mac’s pricing framework.
We expect that the elimination of upfront fees for the borrowers and products referenced above likely will not be fully offset by the increase in upfront fees on cash-out refinances, given that we expect cash-out refinancing activity to remain low in 2023. These pricing changes may also negatively impact the credit risk profile of our new single-family acquisitions and investor interest in our future single-family credit risk transfer transactions. Changes in our pricing or other aspects of our business can significantly affect our competitive position, our loan acquisition volumes, or the type

Fannie Mae Third Quarter 2022 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Business Metrics
of business we do. FHFA’s ability to direct us to make changes in our guaranty fee pricing can challenge our ability to address changing market conditions, meet FHFA’s return targets for our acquisitions and/or manage the mix of loans we acquire.

Single-Family Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Variance	2022	2021	Variance
	(Dollars in millions)
Net interest income(2)	$5,918	$5,870	$48	$18,746	$19,087	$(341)
Fee and other income	83	86	(3)	204	228	(24)
Net revenues	6,001	5,956	45	18,950	19,315	(365)
Investment gains (losses), net	(178)	222	(400)	(271)	944	(1,215)
Fair value gains (losses), net	309	(31)	340	1,379	323	1,056
Administrative expenses	(730)	(620)	(110)	(2,084)	(1,862)	(222)
Credit-related income (expense)(3)	(2,367)	807	(3,174)	(2,834)	4,011	(6,845)
TCCA fees(2)	(850)	(781)	(69)	(2,515)	(2,270)	(245)
Credit enhancement expense	(298)	(174)	(124)	(778)	(619)	(159)
Change in expected credit enhancement recoveries(4)	245	(28)	273	271	(101)	372
Other expenses, net(5)	(159)	(261)	102	(556)	(863)	307
Income before federal income taxes	1,973	5,090	(3,117)	11,562	18,878	(7,316)
Provision for federal income taxes	(276)	(1,065)	789	(2,270)	(3,952)	1,682
Net income	$1,697	$4,025	$(2,328)	$9,292	$14,926	$(5,634)
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
Net Interest Income
The increase in single-family net interest income for the third quarter of 2022 compared with the third quarter of 2021 was primarily driven by higher base guaranty fee income and higher income from portfolios, partially offset by lower net amortization income.
The decrease in single-family net interest income for the first nine months of 2022 compared with the first nine months of 2021 was primarily driven by lower net amortization income, partially offset by higher base guaranty fee income and higher income from portfolios.
See “Consolidated Results of Operations—Net Interest Income” for more information on the factors that impact our single-family net interest income.
Investment Gains (Losses), Net
The shift from net investment gains in the third quarter and first nine months of 2021 to net investment losses in the third quarter and first nine months of 2022 was primarily driven by a significant decrease in the volume of single-family loan sales coupled with lower loan sale prices in 2022.
The drivers of investment gains (losses), net for the Single-Family segment are consistent with the drivers of investment gains (losses), net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains (Losses), Net.”
Fair Value Gains (Losses), Net
Fair value gains, net in the third quarter and first nine months of 2022 were primarily driven by gains as a result of increases in the fair value of mortgage commitment derivatives and gains associated with decreases in the fair value of

Fannie Mae Third Quarter 2022 Form 10-Q	30

MD&A | Single-Family Business | Single-Family Business Financial Results
long-term debt of consolidated trusts held at fair value, which were partially offset by fair value losses on trading securities.
Fair value losses, net in the third quarter of 2021 were primarily driven by losses on trading securities, partially offset by decreases in the fair value of long-term debt of consolidated trusts held at fair value.
Fair value gains, net in the first nine months of 2021 were primarily driven by gains as a result of increases in the fair value of mortgage commitment derivatives and gains associated with decreases in the fair value of long-term debt of consolidated trusts held at fair value, which were partially offset by losses on trading securities.
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
Credit-Related Income (Expense)
Credit-related expense for the third quarter of 2022 was driven primarily by decreases in actual and forecasted home prices.
Credit-related expense for the first nine months of 2022 was primarily driven by decreases in actual and forecasted home prices in the third quarter of 2022, higher actual and projected interest rates, and provision relating to newly acquired loans. These factors were partially offset by the benefit from actual and forecasted home price growth in the first and second quarters of 2022.
Credit-related income for the third quarter of 2021 was driven by a benefit for credit losses due primarily to strong actual and forecasted home price growth and a reduction in our estimate of losses we expected to incur as a result of the COVID-19 pandemic.
Credit-related income for the first nine months of 2021 was driven by a benefit for credit losses due primarily to strong actual and forecasted home price growth, the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS and a reduction in our estimate of losses we expected to incur as a result of the COVID-19 pandemic. The impact of those factors was partially offset by higher actual and projected interest rates.
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
Provision for Federal Income Taxes
Our provision for federal income taxes decreased for the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021 primarily due to lower pre-tax income. Also contributing to the decrease in our provision for federal income taxes was a reduction in our effective tax rate, particularly for the third quarter of 2022, as a result of filing amended returns for certain prior years to claim research and development tax credits.
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
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Desktop Underwriter Update
As part of our comprehensive risk management approach, we periodically update our proprietary automated underwriting system, Desktop Underwriter® (“DU®”), to reflect changes to our underwriting and eligibility guidelines. In July 2022, we implemented updates to DU’s risk and eligibility assessment in response to changing market conditions. These changes have resulted in a reduction in loans eligible for acquisition through DU, particularly for cash-out refinance transactions when multiple high-risk factors are present. We will continue to closely monitor loan acquisitions

Fannie Mae Third Quarter 2022 Form 10-Q	31

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
and market conditions and, as appropriate, make changes to DU, including its eligibility criteria, to ensure that the loans we acquire are consistent with our risk appetite and mission.
New Credit Score Models and Expected Change to Credit Report Requirement
Fannie Mae uses credit scores to establish a minimum credit threshold for mortgage lending, provide a foundation for risk-based pricing, and support disclosures to investors. We currently use the “classic FICO® Score” from Fair Isaac Corporation as our credit score model, which FHFA has approved.
In October 2022, FHFA announced the validation and approval of two new credit score models for use by Fannie Mae and Freddie Mac: the FICO® Score 10 T credit score model and the VantageScore® 4.0 credit score model. FHFA’s announcement stated that they expect implementation of these new credit score models will be a multiyear effort. Once implemented, lenders will be required to deliver both FICO Score 10 T and VantageScore 4.0 credit scores with each loan sold to us when available, replacing the classic FICO Score model. The new models are expected to improve both the accuracy and inclusivity of borrower credit scores, including by capturing new payment histories for borrowers when available, such as rent, utilities and telecom payments.
FHFA also announced in October 2022 that Fannie Mae and Freddie Mac will work toward changing the requirement that lenders provide credit reports from all three nationwide consumer reporting agencies. Instead, we will require lenders to provide credit reports from any two of the three nationwide consumer reporting agencies. FHFA expects this change will reduce costs and encourage innovation, without introducing additional risk to Fannie Mae and Freddie Mac.
Repurchase Requests and Representation and Warranty Framework
If we determine that a mortgage loan did not meet our Selling Guide requirements, then our mortgage sellers and/or servicers are obligated to repurchase the loan, reimburse us for our losses or provide other remedies, unless the loan is eligible for relief under our representation and warranty framework. We describe our representation and warranty framework in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Repurchase Requests and Representation and Warranty Framework” in our 2021 Form 10-K. We refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests.
As of September 30, 2022, we had issued repurchase requests on approximately 0.25% of the $1.4 trillion in unpaid principal balance of single-family loans delivered to us during the twelve months ended December 31, 2021. The amount of our total outstanding repurchase requests to mortgage sellers and servicers was $939 million as of September 30, 2022, of which 4.7% was over 180 days outstanding. In comparison, we had issued repurchase requests on approximately 0.21% of the $1.4 trillion in unpaid principal balance of single-family loans delivered to us during the twelve months ended December 31, 2020. The amount of our total outstanding repurchase requests to mortgage sellers and servicers was $589 million as of September 30, 2021 of which 4.5% was over 180 days outstanding.
The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the mortgage sellers or servicers.
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

Fannie Mae Third Quarter 2022 Form 10-Q	32

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	17%	30%	23%	32%	26%	27%
60.01% to 70%	11	16	14	16	15	15
70.01% to 80%	34	31	33	31	33	33
80.01% to 90%	14	9	11	9	10	10
90.01% to 95%	18	10	14	9	11	10
95.01% to 100%	6	4	5	3	4	4
Greater than 100%	—	—	—	*	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	78%	70%	74%	69%	72%	72%
Average loan amount	$306,126	$282,305	$301,161	$282,206	$205,467	$198,865
Loan count (in thousands)	384	1,050	1,758	3,792	17,662	17,515
Estimated mark-to-market LTV ratio:(5)
<= 60%					69%	61%
60.01% to 70%					15	19
70.01% to 80%					10	13
80.01% to 90%					4	5
90.01% to 100%					2	2
Greater than 100%					*	*
Total					100%	100%
Weighted average					50%	54%
FICO credit score at origination:(6)
< 620	* %	—%	* %	—%	1%	1%
620 to < 660	4	4	4	3	4	4
660 to < 680	4	4	4	3	4	3
680 to < 700	8	7	8	6	6	7
700 to < 740	23	19	22	18	19	19
>= 740	61	66	62	70	66	66
Total	100%	100%	100%	100%	100%	100%
Weighted average	746	753	747	757	752	753
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	65%	76%	69%	78%	76%	77%
43.01% to 45%	10	8	10	8	9	9
Greater than 45%	25	16	21	14	15	14
Total	100%	100%	100%	100%	100%	100%
Weighted average	38%	35%	37%	34%	35%	34%

Fannie Mae Third Quarter 2022 Form 10-Q	33

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)				Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Product type:
Fixed-rate:(8)
Long-term	93%	82%	89%	83%	85%	84%
Intermediate-term	5	17	10	17	14	15
Total fixed-rate	98	99	99	100	99	99
Adjustable-rate	2	1	1	*	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	99%	98%	98%	97%	97%
2-4 units	2	1	2	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%	91%	91%
Condo/Co-op	9	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	91%	95%	91%	93%	91%	90%
Second/vacation home	2	3	3	3	3	4
Investor	7	2	6	4	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	79%	39%	58%	32%	39%	36%
Cash-out refinance	17	26	27	22	22	21
Other refinance	4	35	15	46	39	43
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	14%	12%	13%	14%	14%
Northeast	13	13	13	14	16	16
Southeast	27	22	26	22	23	23
Southwest	24	20	23	18	19	18
West	22	31	26	33	28	29
Total	100%	100%	100%	100%	100%	100%
Origination year:
2016 and prior					19%	23%
2017					3	4
2018					2	3
2019					5	6
2020					26	30
2021					33	34
2022					12	—
Total					100%	100%
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

Fannie Mae Third Quarter 2022 Form 10-Q	34

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
(6)Loans with unavailable FICO credit scores represent less than 0.5% of single-family conventional business volume or guaranty book of business, and therefore are not presented separately in this table.
(7)Excludes loans for which this information is not readily available.
(8)Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate loans have maturities equal to or less than 15 years.
(9)Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity has declined significantly in the first nine months of 2022 compared with the first nine months of 2021, particularly in the third quarter of 2022, as a large portion of our single-family guaranty book of business had already recently refinanced and interest rates increased. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans (versus home purchase loans) decreased to 21% in the third quarter of 2022 compared with 61% in the third quarter of 2021. Typically, home purchase loans have higher LTV ratios than refinance loans. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 23% in the third quarter of 2021 to 38% in the third quarter of 2022. The decline in refinance share also contributed to a decline in the percentage of loans we acquired with a FICO credit score of 740 or greater, from 66% in the third quarter of 2021 to 61% in the third quarter of 2022.
Our share of acquisitions of loans with DTI ratios above 45% increased to 25% in the third quarter of 2022 compared with 16% in the third quarter of 2021. This increase was driven by the higher share of home purchase acquisitions, which tend to have higher DTI ratios than refinance loan acquisitions. It also reflects the impact of higher interest rates and inflation on borrowers’ monthly obligations.
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

Fannie Mae Third Quarter 2022 Form 10-Q	35

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

Single-Family Loans with Credit Enhancement
	As of
	September 30, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$746	20%	$697	20%
Connecticut Avenue Securities	740	20	512	14
Credit Insurance Risk Transfer	313	9	168	5
Lender risk-sharing	59	2	70	2
Less: Loans covered by multiple credit enhancements	(355)	(10)	(253)	(7)
Total single-family loans with credit enhancement	$1,503	41%	$1,194	34%
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
In the first nine months of 2022, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $515.7 billion at the time of the transactions; substantially all of the loans in these credit risk transfer transactions were acquired in 2021. The rise in interest rates throughout 2022, increased macroeconomic uncertainty and the increased supply of credit risk transfer securities in the market has negatively impacted investor demand for our credit risk transfer transactions. As a result, in our more recent credit risk transfer transactions, the premium investors require has generally increased. Taking into account the increasing cost of these transactions, the resulting capital relief, and the credit risk transfer market capacity, we have chosen to increase the first loss position retained by Fannie Mae compared with prior transactions.
The factors that we expect will affect the extent to which we engage in single-family credit risk transfer transactions in the future and the structure of those transactions include our risk appetite, future market conditions, the cost of the transactions, FHFA guidance or requirements (including FHFA’s scorecard), the capital relief provided by the transactions, and our overall business and capital plans.
In March 2022, FHFA published a final rule amending the enterprise regulatory capital framework. Among other changes, the amendment refined the risk-based capital treatment of credit risk transfer transactions. These changes to the enterprise regulatory capital framework increase the capital relief afforded by credit risk transfer transactions.

Fannie Mae Third Quarter 2022 Form 10-Q	36

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated as of September 30, 2022. The table below also excludes coverage obtained through primary mortgage insurance. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $41 billion as of September 30, 2022, compared with approximately $34 billion as of September 30, 2021. Our credit risk transfer transactions issued prior to 2021 were impacted by high levels of refinancing activity. As a result, the losses on the remaining covered reference pools must generally be higher before we would receive a benefit from those credit risk transfer transactions. In addition, home price appreciation since we entered into the transactions reduces the likelihood that we will incur losses on the covered loans large enough to receive a benefit from these transactions. As of September 30, 2022, approximately 51% of the outstanding risk in force of our single-family credit risk transfer transactions was from transactions issued prior to 2021.

Outstanding as of September 30, 2022
(Dollars in billions)
Senior	Fannie Mae(1) $1,063				Outstanding Reference Pool(4)(6) $1,120

Mezzanine	Fannie Mae(1) $5	CIRT(2)(3) $13	CAS(2) $12	Lender Risk-Sharing(2) $4

First Loss	Fannie Mae(1) $11		CAS(2)(5) $10	Lender Risk-Sharing(2) $2

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of approximately $1.3 billion outstanding as of September 30, 2022.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was approximately $1,112 billion as of September 30, 2022.
The following table displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our condensed consolidated balance sheets. The increase in our single-family freestanding credit enhancement receivables as of September 30, 2022 compared to December 31, 2021, was primarily a result of an increase in our estimate of credit losses for the nine months ending September 30, 2022. As our estimate for credit losses increase, so does the benefit we expect to receive from our freestanding credit enhancements.

Single-Family Credit Enhancement Receivables
	As Of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Freestanding credit enhancement receivables	$367	$99
Primary mortgage insurance receivables, net of allowance(1)	54	54
(1)Amount is net of a valuation allowance of $463 million and $479 million as of September 30, 2022 and December 31, 2021, respectively. The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.

Fannie Mae Third Quarter 2022 Form 10-Q	37

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays the approximate cash paid or transferred to investors for credit risk transfer transactions outstanding. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Nine Months Ended September 30,
	2022	2021
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$649	$619
CIRT transactions	240	210
Lender risk-sharing transactions	107	196
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

Single-Family Loans without Credit Enhancement
	As of
	September 30, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,185	33%	$1,167	34%
Pre-credit risk transfer program inception(2)	276	7	324	9
Recently acquired(3)	530	15	983	28
Other(4)	607	17	565	16
Less: Loans in multiple categories	(472)	(13)	(750)	(21)
Total single-family loans without credit enhancement	$2,126	59%	$2,289	66%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction and loans that were delinquent as of September 30, 2022 or December 31, 2021.
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

Fannie Mae Third Quarter 2022 Form 10-Q	38

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	September 30, 2022	December 31, 2021	September 30, 2021
Delinquency status:
30 to 59 days delinquent	0.80%	0.86%	0.78%
60 to 89 days delinquent	0.20	0.20	0.20
Seriously delinquent (“SDQ”):	0.69	1.25	1.62
Percentage of SDQ loans that have been delinquent for more than 180 days	63	75	79
Percentage of SDQ loans that have been delinquent for more than two years	19	9	8

	For the Nine Months Ended September 30,
	2022	2021
Single-family SDQ loans (number of loans):
Beginning balance	218,329	495,806
Additions	125,519	184,352
Removals:
Modifications and other loan workouts	(137,074)	(257,632)
Liquidations and sales	(33,975)	(61,187)
Cured or less than 90 days delinquent	(51,158)	(78,322)
Total removals	(222,207)	(397,141)
Ending balance	121,641	283,017
Our single-family serious delinquency rate decreased as of September 30, 2022 compared with December 31, 2021 and September 30, 2021 as a result of single-family borrowers exiting forbearance through a loan workout or by otherwise reinstating their loan. As of September 30, 2022, single-family loans in forbearance comprised 26% of our single-family seriously delinquent loans compared with 36% as of December 31, 2021. We expect that some borrowers affected by the hurricanes will become seriously delinquent on their loans.
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

Fannie Mae Third Quarter 2022 Form 10-Q	39

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	September 30, 2022			December 31, 2021			September 30, 2021
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	9%	0.48%	19%	11%	1.01%	20%	11%	1.38%
Florida	6	7	0.77	6	8	1.59	6	8	2.11
Illinois	3	6	0.95	3	5	1.55	3	5	2.00
New Jersey	3	4	0.98	3	5	1.90	3	5	2.58
New York	5	8	1.28	5	7	2.24	5	8	2.92
All other states	64	66	0.66	64	64	1.16	63	63	1.48
Vintages:
2004 and prior	1	11	2.41	1	10	3.48	1	10	4.25
2005-2008	1	14	3.83	2	14	5.87	2	15	7.21
2009-2022	98	75	0.55	97	76	1.01	97	75	1.31
Estimated mark-to-market LTV ratio:
<= 60%	69	79	0.69	61	73	1.27	60	71	1.63
60.01% to 70%	15	12	0.75	19	16	1.37	19	16	1.78
70.01% to 80%	10	6	0.62	13	8	1.08	14	9	1.53
80.01% to 90%	4	2	0.54	5	2	0.88	5	3	1.08
90.01% to 100%	2	1	0.34	2	1	0.51	2	1	0.77
Greater than 100%	*	*	7.42	*	*	12.41	*	*	16.04
Credit enhanced:(2)
Primary MI & other(3)	20	30	1.21	20	29	2.14	20	28	2.64
Credit risk transfer(4)	31	27	0.68	21	32	1.80	18	33	2.66
Non-credit enhanced	59	55	0.60	66	53	0.98	67	53	1.26
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of September 30, 2022 was 41%.
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
As of September 30, 2022, the unpaid principal balance of single-family loans in forbearance was $11.0 billion compared with $23.6 billion as of December 31, 2021. The percentage of loans in our single-family conventional guaranty book of business in forbearance has declined to 0.3% as of September 30, 2022 compared with 0.7% as of December 31, 2021. As of September 30, 2022, 63% of the single-family loans in forbearance were seriously delinquent compared with 66% as of December 31, 2021. The unpaid principal balance of our single-family loans in forbearance may increase as a result of borrowers affected by the hurricanes requesting forbearance.

Fannie Mae Third Quarter 2022 Form 10-Q	40

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the status as of September 30, 2022 of the single-family loans in our guaranty book of business that received a forbearance in 2020, 2021 or 2022. The vast majority of these forbearance arrangements were offered to borrowers who experienced a COVID-19-related financial hardship. Many of these borrowers have successfully resolved their forbearance arrangement, primarily through payment deferral, reinstatement or modification. In addition, many of the loans that received a forbearance arrangement have subsequently liquidated, primarily as a result of refinancing.
As of September 30, 2022, 91% of single-family loans that received a forbearance and subsequently received a payment deferral were current, and 88% of single-family loans that received a forbearance and subsequently received a completed modification were current. See “Loan Workout Metrics” for additional information about actions we have taken to help reinstate loans to current status.

Status of Single-Family Forbearance Loans
	As of September 30, 2022
	Number of Loans	Percentage of Loans with Forbearance by Category

Loans that received a forbearance, by status:(1)
Active forbearance	49,609	3%
Payment deferral	385,475	26
Modification(2)	91,681	6
Reinstated(3)	269,852	19
Delinquent at time of exit or repayment plan(4)	36,697	3
Total loans that received a forbearance in our single-family guaranty book of business	833,314	57
Loans that have received a forbearance, but paid off	628,329	43
Total loans that have received a forbearance(5)	1,461,643	100%
(1)Loans are classified based on their status as of period end; therefore, loans may move from one category to another.
(2)Includes 9,977 loans that are in trial modifications.
(3)Represents loans that are no longer in forbearance but are current according to the original terms of the loan. Also includes loans that remained current throughout the forbearance arrangement and continue to perform.
(4)Consists of 35,871 loans that were delinquent upon the expiration of the forbearance arrangement and 826 delinquent loans that exited forbearance through a repayment plan.
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.

Fannie Mae Third Quarter 2022 Form 10-Q	41

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
(5)Includes 5,415 loans that were in forbearance as of January 1, 2020.

Fannie Mae Third Quarter 2022 Form 10-Q	42

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
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts, for the first nine months of 2021 compared with the first nine months of 2022. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief and repayment plans that have been initiated but not completed.

Completed Loan Workout Activity
(Dollars in billions)

275.7
$57.4
$50.5
$6.1
146.0
$30.8
$16.0
$14.5
YTD 2021
YTD 2022
Modifications¹
Other²
Payment deferrals
Number of loan workouts (in thousands)

(1)There were approximately 18,200 loans and 19,000 loans in a trial modification period that was not yet complete as of September 30, 2022 and 2021, respectively.
(2)Other was $251 million and $748 million for the first nine months of 2022 and the first nine months of 2021, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The overall decline in loan workout activity was driven by fewer outstanding COVID-19-related forbearances in the first nine months of 2022 compared with the first nine months of 2021.

Fannie Mae Third Quarter 2022 Form 10-Q	43

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As we indicated in “Single-Family Loans in Forbearance,” we believe that the substantial majority of borrowers who will ultimately request COVID-19-related relief have already done so. The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral in the first nine months of 2022 was $883 million, of which $535 million was deferred interest. For the first nine months of 2021, the total amount of principal and interest deferred was $2.9 billion, of which $1.8 billion was deferred interest.
Single-Family REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Nine Months Ended September 30,
	2022	2021
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	7,166	7,973
Acquisitions by geographic area:(2)
Midwest	1,241	755
Northeast	821	780
Southeast	842	743
Southwest	570	389
West	220	159
Total REO acquisitions(1)	3,694	2,826
Dispositions of REO	(2,507)	(4,245)
End of period inventory of single-family REO properties(1)	8,353	6,554
Carrying value of single-family REO properties (dollars in millions)	$1,222	$956
Single-family foreclosure rate(3)	0.03%	0.02%
REO net sales price to unpaid principal balance(4)	112%	110%
Short sales net sales price to unpaid principal balance(5)	90%	83%
(1)Includes held-for-use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”
(2)See footnote 9 to the “Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” table for states included in each geographic region.
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
In response to the pandemic and with instruction from FHFA, we prohibited our servicers from completing foreclosures on our single-family loans through July 31, 2021, except in the case of vacant or abandoned properties. In addition, our servicers were required to comply with a Consumer Financial Protection Bureau (the “CFPB”) rule that prohibited certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021. As a result, our foreclosure volumes were higher in the first nine months of 2022 compared with the first nine months of 2021.
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

Fannie Mae Third Quarter 2022 Form 10-Q	44

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
We believe these measures provide useful information about our single-family credit performance and the factors that impact it.
The table below displays the components of our single-family credit loss metrics and loan sale performance.

Single-Family Credit Loss Metrics and Loan Sale Performance
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Write-offs	$(95)	$(7)	$(151)	$(30)
Recoveries	68	137	192	221
Foreclosed property income (expense)	(6)	(80)	3	(91)
Credit gains (losses)	(33)	50	44	100
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(196)	(47)	(418)	(247)
Net credit gains (losses) and write-offs on redesignations	(229)	3	(374)	(147)
Gains (losses) on sales and other valuation adjustments(2)	(169)	215	(260)	850
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(398)	$218	$(634)	$703

Credit gain (loss) ratio (in bps)(3)	(0.4)	0.6	0.2	0.4
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(3)	(4.4)	2.6	(2.4)	2.8
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
(3)Calculated based on the annualized amount of “Credit gains (losses)” and “Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments” divided by the average single-family conventional guaranty book of business during the period.
The increase in our single-family write-offs in the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021 was largely driven by an increase in foreclosure activity, due in part to the expiration of the CFPB rule that prohibited certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021, as well as a decrease in the estimated proceeds from sales of REO as a result of the recent decline in home prices. At the time of foreclosure, we record a write off to the extent that estimated proceeds from the sale of REO, less the estimated cost to sell the property net of any insurance proceeds, exceeds the carrying value of the loan.
The increase in our single-family write-offs on redesignations in the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021 was primarily driven by higher lower-of-cost-or-market adjustments at the time of redesignation due to price declines on our HFS loans as interest rates rose.
We had losses on sales and other valuation adjustments in the third quarter and first nine months of 2022 primarily due to losses on subsequent lower-of-cost-or-market valuation adjustments. Recent market conditions, including higher interest rates in the third quarter and first nine months of 2022, have reduced the demand for reperforming loans and resulted in lower sales volumes as well as price declines on our HFS loans. In the third quarter and first nine months of 2021, we had gains on sales and other valuation adjustments due to higher levels of loan sales as well as gains on subsequent lower-of-cost-or-market valuation adjustments driven by price increases on our HFS loans as a result of the market recovery following the onset of the COVID-19 pandemic.

Fannie Mae Third Quarter 2022 Form 10-Q	45

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
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, began to moderate during the third quarter of 2022, despite positive job growth and favorable demographics.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties was 5.0% as of September 30, 2022, an increase from an estimated 4.8% as of June 30, 2022, and back to the same level as of September 30, 2021. The national multifamily vacancy rate remained below its average rate of about 5.3% over the last 10 years.
•Rents. Based on preliminary third-party data, we estimate that effective rents increased by 1.0% during the third quarter of 2022 compared with an increase of 2.5% during the second quarter of 2022 and an increase of 3.5% during the third quarter of 2021. We expect annualized rent growth for 2022 will be between 5.0% and 6.0%.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals have helped to increase property values in most metropolitan areas. Based on preliminary multifamily property sales data, transaction volumes for much of 2022 remained elevated but moderated in the third quarter of 2022. Despite this moderation in transaction volumes, capitalization rates remained stable in the third quarter of 2022. As higher interest rates appear to have contributed to softened investment demand in the multifamily sector, we do not expect annual multifamily property sales to reach 2021 levels.
Multifamily construction underway remains elevated. While more than 500,000 multifamily units are scheduled to be delivered in 2022, we expect that ongoing supply chain issues make it more likely that the number of units completed this year will be between 400,000 and 450,000 units.
Based on a drop-off in rental demand observed over the latter half of the third quarter 2022, coupled with persistent inflation and slowing job growth in September, we now believe that the multifamily sector will be impacted by softening demand, leading to higher vacancy levels and stagnant rent growth over the remainder of the year.

Fannie Mae Third Quarter 2022 Form 10-Q	46

MD&A | Multifamily Business | Multifamily Business Metrics
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for those with the greatest economic need. Over 95% of the multifamily units we financed in the third quarter of 2022 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
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
FHFA has capped our multifamily loan purchases for 2022 at $78 billion. FHFA also requires that a minimum of 50% of loan purchases must be mission-driven, focused on specified affordable and underserved market segments. In addition, 25% of loan purchases must be affordable to residents earning 60% or less of area median income, up from the 20% requirement in 2021.
For information on how conservatorship may affect our business activities, see “Risk Factors—GSE and Conservatorship Risk” in our 2021 Form 10-K.

Fannie Mae Third Quarter 2022 Form 10-Q	47

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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, MBS spreads, and the management of the overall composition of our multifamily guaranty book of business. While our average charged guaranty fee increased as of September 30, 2022 from September 30, 2021, these internal and external factors may be volatile and therefore lead to variability in our multifamily guaranty fees.

Fannie Mae Third Quarter 2022 Form 10-Q	48

MD&A | Multifamily Business | Multifamily Business Financial Results

Multifamily Business Financial Results(1)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Variance	2022	2021	Variance
	(Dollars in millions)
Net interest income	$1,206	$1,102	$104	$3,585	$2,913	$672
Fee and other income	22	25	(3)	65	73	(8)
Net revenues	1,228	1,127	101	3,650	2,986	664
Fair value gains (losses), net	(17)	14	(31)	(78)	(2)	(76)
Administrative expenses	(140)	(125)	(15)	(389)	(377)	(12)
Credit-related income (expense)(2)	(154)	61	(215)	(139)	174	(313)
Credit enhancement expense(3)	(66)	(59)	(7)	(196)	(172)	(24)
Change in expected credit enhancement recoveries(4)	45	(14)	59	32	(16)	48
Other income (expenses), net(5)	(4)	14	(18)	(129)	(14)	(115)
Income before federal income taxes	892	1,018	(126)	2,751	2,579	172
Provision for federal income taxes	(153)	(201)	48	(546)	(518)	(28)
Net income	$739	$817	$(78)	$2,205	$2,061	$144
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
Net Interest Income
Multifamily net interest income increased in the third quarter and first nine months of 2022 compared with the third quarter and first nine months of 2021 primarily due to higher guaranty fee income as a result of an increase in the size of our multifamily guaranty book of business combined with an increase in average charged guaranty fees and higher yield maintenance revenue related to the prepayment of multifamily loans.
Credit-Related Income (Expense)
The largest driver of credit-related expense for the third quarter and first nine months of 2022 was a provision for higher actual and projected interest rates.
Credit-related income for the third quarter and first nine months of 2021 was primarily driven by a benefit from actual and projected economic data and lower expected losses resulting from the COVID-19 pandemic.
See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on our multifamily benefit or provision for credit losses.
Other Income (Expenses), Net
The increase in other expenses from the first nine months of 2021 to the first nine months of 2022 primarily reflects losses driven by the impact of higher interest rates on our commitments to purchase multifamily Fannie Mae MBS, which resulted in the decline of multifamily MBS prices and the recognition of debt extinguishment losses.
Multifamily Mortgage Credit Risk Management
This section supplements and updates our discussion of multifamily mortgage credit risk management in our 2021 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For an overview of key elements of our mortgage credit risk management, see “Business—Managing Mortgage Credit Risk” in our 2021 Form 10-K.

Fannie Mae Third Quarter 2022 Form 10-Q	49

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

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	September 30, 2022	December 31, 2021	September 30, 2021
Weighted-average original LTV ratio	65%	65%	65%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	12	11	11
Full term interest-only loans	37	33	32
Partial term interest-only loans(1)	49	51	51
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
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of September 30, 2022 and December 31, 2021. In certain situations, to effectively manage our counterparty risk, we do not allow the lenders to fully share in one-third of the credit risk, but have them share in a smaller portion.
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
We transfer multifamily credit risk through lender risk-sharing at the time of acquisition, but our multifamily back-end credit risk transfer activity occurs later, typically up to a year or more after acquisition. In September 2022, we entered into a new credit risk transfer transaction, transferring mortgage credit risk through our MCIRT program. The factors that we expect will affect the extent to which we engage in multifamily credit risk transfer transactions in the future and the

Fannie Mae Third Quarter 2022 Form 10-Q	50

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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	September 30, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$89,509	21%	$84,894	20%
MCAS	25,254	6	27,088	7
Total	$114,763	27%	$111,982	27%
Multifamily Portfolio Monitoring
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 3% as of September 30, 2022 and 2% as of December 31, 2021.
We also monitor and manage our exposure to interest-rate risk relating to multifamily loans, which can manifest in multiple ways. Interest rates have increased significantly since the beginning of the year and may increase further. Rising interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. Additionally, in a rising rate environment, multifamily borrowers with adjustable-rate mortgages will have higher monthly payments, which may lower their debt service coverage ratio if property net operating income is not increasing at a similar rate. We generally require multifamily borrowers with adjustable-rate mortgages to purchase interest rate caps to protect against large movements in rates. Purchasing or replacing required interest rate caps, especially those with longer terms, becomes more expensive as interest rates rise. We generally require our multifamily borrowers to maintain escrows at our servicers to reserve for this cost. We actively monitor these interest-rate related risks as part of our risk management process. We provide additional information on the maturity schedule of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website. Information in our quarterly financial supplements is not incorporated by reference into this report.
For additional information on credit risk characteristics of our multifamily loans and other factors that we monitor to assess the performance of our Multifamily business, see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Portfolio Diversification and Monitoring” in our 2021 Form 10-K. See “Note 3, Mortgage Loans” for the internal risk categories we use to determine our loan credit quality. Also see “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on how rising interest rates impact credit-related income (expense).
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
Delinquency Statistics on our Multifamily Problem Loans
The percentage of our multifamily loans classified as substandard in our guaranty book of business increased as of September 30, 2022 compared with December 31, 2021. Substandard loans are loans that have a well-defined

Fannie Mae Third Quarter 2022 Form 10-Q	51

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. Loans classified as substandard increased as of September 30, 2022 compared to December 31, 2021, primarily as a result of the ongoing impact of the COVID-19 pandemic. While overall DSCR on the book has improved, there were a greater number of properties reporting low DSCRs in their latest annual statements. The increase was largely driven by seniors housing loans, which were disproportionally impacted by the pandemic. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.26% as of September 30, 2022 compared with 0.42% as of December 31, 2021 and September 30, 2021, primarily as a result of loans that received forbearance resolving their delinquency through completion of their repayment plans or otherwise reinstating. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.17% as of September 30, 2022, compared with 0.23% as of December 31, 2021.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Our multifamily serious delinquency rate, excluding loans that have received a forbearance since the start of the pandemic, was 0.04% as of September 30, 2022, the same as of December 31, 2021. We monitor the multifamily serious delinquency rate excluding loans that received a forbearance to better understand the impact that forbearance activity has had on the rate and to monitor loans that are seriously delinquent not as a result of COVID-19 or natural disasters.
Multifamily Loan Forbearance
As of September 30, 2022, the vast majority of our multifamily loans that have received forbearance were associated with a COVID-19-related financial hardship, but only a small portion of these loans remained in forbearance. As of September 30, 2022, there were 8 multifamily loans with an unpaid principal balance of $18 million in active forbearance, compared with 22 loans with an unpaid principal balance of $363 million as of December 31, 2021.
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
Multifamily REO Management
The number of multifamily foreclosed properties held for sale was 27 properties with a carrying value of $318 million as of September 30, 2022, compared with 31 properties with a carrying value of $302 million as of December 31, 2021. We expect additional foreclosures on loans that received a COVID-19 forbearance that are unable to successfully cure their delinquency through a repayment plan or other modification.
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

Fannie Mae Third Quarter 2022 Form 10-Q	52

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Write-offs(1)	$(40)	$(7)	$(40)	$(54)
Recoveries	4	21	21	40
Foreclosed property income (expense)	21	11	18	(14)
Credit gains (losses)	(15)	25	(1)	(28)
Freestanding loss-sharing benefit(2)	10	1	—	22
Credit gains (losses), net of freestanding loss-sharing benefit	$(5)	$26	$(1)	$(6)

Credit gain (loss) ratio (in bps)(3)	(1.4)	2.5	—	(0.9)
Credit gain (loss) ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	(0.5)	2.6	—	(0.2)
Multifamily initial write-off severity rate(4)	—%	6.6%	5.4%	11.9%
Multifamily write-off loan count	1	8	6	23
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

Fannie Mae Third Quarter 2022 Form 10-Q	53

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	September 30, 2022			December 31, 2021
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.21%	0.19%	0.21%	0.15%	0.17%	0.15%
Nonaccrual loans at amortized cost	62.27	66.69	62.68	25.63	54.49	27.35

Nonaccrual loans as a percentage of:
Guaranty book of business	0.34%	0.29%	0.33%	0.57%	0.30%	0.54%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(7,600)	$(821)	$(8,421)	$(5,088)	$(686)	$(5,774)
Guaranty book of business(2)	3,629,035	429,421	4,058,456	3,483,054	413,090	3,896,144
Nonaccrual loans at amortized cost	12,204	1,231	13,435	19,851	1,259	21,110

Components of credit loss reserves:
Allowance for loan losses	$(7,488)	$(814)	$(8,302)	$(4,950)	$(679)	$(5,629)
Allowance for accrued interest receivable	(112)	—	(112)	(138)	(2)	(140)
Reserve for guaranty losses(3)	—	(7)	(7)	—	(5)	(5)
Total credit loss reserves(1)	$(7,600)	$(821)	$(8,421)	$(5,088)	$(686)	$(5,774)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $267 million as of September 30, 2022 and $235 million as of December 31, 2021, which are recorded in “Other assets” in our condensed consolidated balance sheets.
(2)Represents conventional guaranty book of business for single-family.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our condensed consolidated balance sheets.
Our nonaccrual loans decreased as of September 30, 2022 compared with December 31, 2021 primarily as a result of loan modifications, as borrowers continue to exit forbearance. Modifications bring a loan current and generally require completion of a trial period of three to four months.
Our credit loss reserves increased as of September 30, 2022 compared with December 31, 2021 primarily as a result of a provision for credit losses, which we describe in "Consolidated Results of Operations—Credit-Related Income (Expense).”

Fannie Mae Third Quarter 2022 Form 10-Q	54

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended September 30,
	2022			2021
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	2.5	3.4	2.6	(1.0)	(1.4)	(1.0)

Select financial information used in calculating credit ratio:
Write-offs	$291	$40	$331	$54	$7	$61
Recoveries	(68)	(4)	(72)	(137)	(21)	(158)
Write-offs, net of recoveries	223	36	259	(83)	(14)	(97)
Average guaranty book of business(1)	3,621,447	427,586	4,049,033	3,399,589	405,030	3,804,619

	For the Nine Months Ended September 30,
	2022			2021
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.4	0.6	1.3	0.2	0.5	0.3

Select financial information used in calculating credit ratio:
Write-offs	$569	$40	$609	$277	$54	$331
Recoveries	(192)	(21)	(213)	(221)	(40)	(261)
Write-offs, net of recoveries	377	19	396	56	14	70
Average guaranty book of business(1)	3,573,333	422,013	3,995,346	3,318,031	398,425	3,716,456
(1)Average guaranty book of business is based on quarter-end balances.
For discussion on the drivers of single-family write-offs for the third quarter and first nine months of 2022, see “Single-Family Business—Single-Family Problem Loan Management—Single-Family Credit Loss Metrics and Loan Sale Performance.”
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

Fannie Mae Third Quarter 2022 Form 10-Q	55

MD&A | Liquidity and Capital Management

indebtedness was $134.9 billion as of September 30, 2022. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
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
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our long-term debt continued to decrease in the first nine months of 2022 as our funding needs remained low and were primarily satisfied through cash and other liquid assets that accumulated in prior periods, as well as earnings retained from our operations.
Debt of Fannie Mae(1)
(Dollars in billions)

$200.9
$132.5
$65.6
$129.8
$106.4
$20.4
12/31/2021
9/30/2022
Short-term debt²
Long-term debt maturing within one year
Long-term debt, excluding portion maturing within one year

(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $5.1 billion and $1.6 billion as of September 30, 2022 and December 31, 2021, respectively.
(2)Short-term debt was $3.0 billion and $2.8 billion as of September 30, 2022 and December 31, 2021, respectively.

Fannie Mae Third Quarter 2022 Form 10-Q	56

MD&A | Liquidity and Capital Management

Selected Debt Information
	As of
	September 30, 2022	December 31, 2021
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	2.63%	0.03%
Interest rate on long-term debt, including portion maturing within one year	2.25	1.55
Interest rate on callable long-term debt	1.68	1.44
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	211	109
Weighted-average maturity of debt maturing in more than one year (in months)	54	57
Other Data
Outstanding callable long-term debt	$43.4	$47.0
Connecticut Avenue Securities debt(2)	7.0	11.2
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
For information on the maturity profile of our outstanding long-term debt, see “Note 7, Short-Term and Long-Term Debt.”

Fannie Mae Third Quarter 2022 Form 10-Q	57

MD&A | Liquidity and Capital Management

Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.
Although we had a substantial increase in short-term debt issued during the first nine months of 2022 compared with the first nine months of 2021, most of the short-term debt issued was paid off during the period, and we ended the third quarter with $3.0 billion in outstanding short-term debt.
The increase in long-term debt paid off during the first nine months of 2022 compared with the first nine months of 2021 was primarily due to a higher amount of maturing shorter duration long-term debt in the first nine months of 2022, particularly in the first half of the year.

Activity in Debt of Fannie Mae
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$29,779	$39,022	$97,724	$52,448
Weighted-average interest rate(1)	2.11%	0.01%	0.83%	0.01%
Long-term:(2)
Amount	$1,000	$—	$1,000	$2,815
Weighted-average interest rate	2.01%	—%	2.01%	0.59%
Total issued:
Amount	$30,779	$39,022	$98,724	$55,263
Weighted-average interest rate	2.10%	0.01%	0.84%	0.04%
Paid off during the period:(3)
Short-term:
Amount	$35,845	$32,894	$97,524	$56,214
Weighted-average interest rate(1)	1.69%	0.01%	0.71%	0.03%
Long-term:(2)
Amount	$9,777	$22,330	$68,691	$52,557
Weighted-average interest rate	2.57%	0.58%	1.22%	0.84%
Total paid off:
Amount	$45,622	$55,224	$166,215	$108,771
Weighted-average interest rate	1.88%	0.24%	0.92%	0.42%
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

Fannie Mae Third Quarter 2022 Form 10-Q	58

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio decreased during the first nine months of 2022 as we primarily used accumulated cash and other liquid assets to fund our operations and to pay off maturing debt.

Cash and cash equivalents(1)

Securities purchased under agreements to resell(2)

U.S. Treasury securities
(1)    Cash equivalents are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less.
(2)    We held $10.8 billion and $7.2 billion in securities purchased under agreements to resell as of September 30, 2022 and December 31, 2021, respectively.
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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $252.9 billion as of September 30, 2022 and $226.4 billion as of December 31, 2021. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.9 billion as of September 30, 2022 and $5.4 billion as of December 31, 2021. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.

Fannie Mae Third Quarter 2022 Form 10-Q	59

MD&A | Liquidity and Capital Management

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
Cash Flows
Nine Months Ended September 30, 2022. Cash, cash equivalents and restricted cash and cash equivalents decreased from $108.6 billion as of December 31, 2021 to $63.6 billion as of September 30, 2022. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) the redemption of funding debt, which outpaced issuances, and (3) purchases of loans held for investment.
Partially offsetting these cash outflows were cash inflows from (1) proceeds from repayments of loans and (2) the sale of Fannie Mae MBS to third parties.
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
Credit Ratings
In July 2022, Fitch Ratings Limited (“Fitch”) affirmed our “AAA” long-term issuer default rating and revised our rating outlook to stable from negative, following its affirmation of the United States’ “AAA” issuer default rating with a stable outlook. Fitch noted that Fannie Mae’s long-term issuer default rating is directly linked to the United States’ long-term issuer default rating, based on Fitch’s view of the U.S. government’s direct financial support of Fannie Mae. There have been no other changes in our credit ratings since we filed our 2021 Form 10-K. For more information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2021 Form 10-K.
Capital Management
Capital Requirements
FHFA published a final rule establishing a new enterprise regulatory capital framework for the GSEs in December 2020. FHFA published a final rule amending the enterprise regulatory capital framework in March 2022. We refer to the rule’s requirements, as amended, as the “enterprise regulatory capital framework.” The enterprise regulatory capital framework establishes new supplemental leverage and risk-based capital requirements for the GSEs. Under the leverage capital requirements, we must maintain a tier 1 capital ratio of 2.5% of adjusted total assets. Under the risk-based capital requirements, we must maintain minimum common equity tier 1 capital, tier 1 capital, and adjusted total capital ratios of 4.5%, 6%, and 8%, respectively, of risk-weighted assets. For more information on the enterprise regulatory capital framework, see “Business—Legislation and Regulation—GSE-Focused Matters—Capital” in our 2021 Form 10-K and “MD&A—Legislation and Regulation” in our First Quarter 2022 Form 10-Q and our Second Quarter 2022 Form 10-Q. The enterprise regulatory capital framework requires substantially higher levels of capital than the previously applicable statutory minimum capital requirement.
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

Fannie Mae Third Quarter 2022 Form 10-Q	60

MD&A | Liquidity and Capital Management

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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 3 to the table below. Because of these exclusions, we had a deficit in available capital as of September 30, 2022, even though we had positive net worth under GAAP of $58.8 billion as of September 30, 2022.
We had a $258 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $183 billion under the standardized approach of the rule as of September 30, 2022. Our capital shortfall decreased $4 billion from $262 billion as of June 30, 2022, primarily as a result of an increase in our retained earnings and lower capital requirements. The lower capital requirements were due to single-family CRT issuances and the impact of home price changes in the second quarter of 2022, as our capital calculations incorporate home price changes on a one-quarter lagged basis.

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2022(1)
(Dollars in billions)
			Stress capital buffer			$34
			Stability capital buffer			45
Adjusted total assets	$4,540		Countercyclical capital buffer			—
Risk-weighted assets	1,298		Prescribed capital conservation buffer amount			$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital(5)	8.0%	$104	N/A	$104	$(53)	$(157)
Common equity tier 1 capital	4.5	58	$79	137	(94)	(231)
Tier 1 capital	6.0	78	79	157	(75)	(232)
Adjusted total capital	8.0	104	79	183	(75)	(258)
Leverage capital:
Core capital(6)	2.5	113	N/A	113	(62)	(175)
Tier 1 capital	2.5	113	23	136	(75)	(211)

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

Fannie Mae Third Quarter 2022 Form 10-Q	61

MD&A | Liquidity and Capital Management

2022 is set at 50% of the 2022 stability buffer. Going forward the stability buffer and the prescribed leverage buffer will be updated with an effective date that depends on whether the stability capital buffer increases or decreases relative to the previously calculated value.
(3)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of September 30, 2022, this resulted in the full deduction of deferred tax assets ($12.7 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
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
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of September 30, 2022 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. See “Note 14—Regulatory Capital Requirements” in this report for information on our capital ratios as of September 30, 2022 under the enterprise regulatory capital framework.
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the third quarter of 2022 and none are payable for the fourth quarter of 2022.
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
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $177.9 billion as of September 30, 2022, due to the $4.6 billion increase in our net worth in the second quarter of 2022. The aggregate liquidation preference of the senior preferred stock will further increase to $180.3 billion as of December 31, 2022, due to the $2.4 billion increase in our net worth in the third quarter of 2022. See “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements” in our 2021 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of September 30, 2022, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” in our 2021 Form 10-K for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
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

Fannie Mae Third Quarter 2022 Form 10-Q	62

MD&A | Risk Management

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
Seller and Servicer Minimum Financial Eligibility Requirements
In August 2022, FHFA announced updated minimum financial eligibility requirements for Fannie Mae and Freddie Mac sellers and servicers. We use these financial eligibility requirements to monitor and manage risk exposures to non-depository sellers and servicers while largely relying on banking regulators’ prudential capital and liquidity standards as financial requirements for depository sellers and servicers. Under the financial eligibility requirements, both depository and non-depository sellers and servicers are subject to the same tangible net worth requirements. These new requirements will increase capital and liquidity requirements for our single-family non-depository sellers and servicers, including some requirements that apply only to large non-depository sellers and servicers. The majority of the new financial eligibility requirements are effective on September 30, 2023, with the remaining requirements going into effect on December 31, 2023 or March 31, 2024.
CIRT Counterparties
We use CIRT deals to transfer credit risk on a pool of loans to an insurance provider that retains the risk, or to an insurance provider that simultaneously cedes all of its risk to one or more reinsurers. In CIRT transactions, we select the insurance and reinsurance providers and approve the allocation of coverage that may be simultaneously transferred to reinsurers by a direct provider of our CIRT insurance coverage. As of September 30, 2022, our CIRT counterparties had a maximum liability to us of $15.2 billion, of which $4.5 billion was secured with liquid assets held in trust accounts. As of December 31, 2021, our CIRT counterparties had a maximum liability to us of $12.6 billion, of which $3.6 billion was secured with liquid assets held in trust accounts.
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

Fannie Mae Third Quarter 2022 Form 10-Q	63

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
The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended September 30, 2022 and 2021. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see our 2021 Form 10-K in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management.”

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of (1)(2)
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Rate level shock:
-100 basis points	$(85)	$(184)
-50 basis points	(33)	(69)
+50 basis points	26	54
+100 basis points	48	75
Rate slope shock:
-25 basis points (flattening)	(7)	(8)
+25 basis points (steepening)	7	8

	For the Three Months Ended September 30, (1)(3)
	2022			2021
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	(0.03)	$(7)	$(32)	(0.03)	$(1)	$(83)
Minimum	(0.07)	(11)	(64)	(0.06)	(9)	(117)
Maximum	—	(3)	(7)	—	3	(47)
Standard deviation	0.01	2	12	0.01	3	16
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

Fannie Mae Third Quarter 2022 Form 10-Q	64

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management projection of the corresponding index rate. For all assets and liabilities, the discount factor used to calculate the present value of the future cash flows is constructed using the LIBOR yield curve.
LIBOR rate quotes will cease on June 30, 2023, and after that date the interest accrued on floating-rate instruments that are contractually indexed to LIBOR will reset based on SOFR. Before that LIBOR cessation date, the portfolio interest-rate risk measurement process will transition from using LIBOR to using SOFR as the benchmark interest rate. This change is not expected to have a significant impact on the measurement of our interest-rate risk or our financial results.
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

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of (1)
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Before derivatives	$2	$(539)
After derivatives	(33)	(69)
Effect of derivatives	(35)	470
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

Fannie Mae Third Quarter 2022 Form 10-Q	65

MD&A | Critical Accounting Estimates

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
In future periods, changes in projected interest rates may not be as significant to our measurement of expected credit losses. Pursuant to our adoption of ASU 2022-02 on January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as TDRs that occur on or after January 1, 2022, are accounted for under the newly adopted ASU and result in the elimination of any prior economic concession recorded in the allowance related to such loans. Although increases in interest rates were a meaningful driver of our credit-related expense in the first nine months of 2022, we expect the decrease in the balance of loans that were previously designated as TDRs will reduce the sensitivity of our credit-related income (expense) to interest rate volatility over time. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” for more information about our adoption of ASU 2022-02.
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
Qualitative Component, including Management Adjustments
Our process for measuring expected credit losses is complex and involves significant management judgment, including a reliance on historical loss information and current economic forecasts that may not be representative of credit losses we ultimately realize. Management adjustments may be necessary to take into consideration external factors and current macroeconomic events that have occurred but are not yet reflected in the data used to derive the model outputs. Qualitative factors and events not previously observed by the models through historical loss experience may also be considered, as well as the uncertainty of their impact on credit loss estimates.
Impact of the Hurricanes
Management evaluated the impact of the recent hurricanes on our estimate of credit losses as of September 30, 2022 and concluded that our modeled results appropriately considered the impact of the hurricanes. In making this

Fannie Mae Third Quarter 2022 Form 10-Q	66

MD&A | Critical Accounting Estimates

determination, management evaluated recent trends, available data relating to the hurricanes, and our historical loss experience for natural disasters. Our credit loss model incorporates historical loss experience for loans impacted by natural disasters, including hurricanes. That loss experience considers the typical borrower performance following a natural disaster based on the amount of equity in their homes, as well as factors that mitigate the impact of natural disasters on our credit losses, including insurance coverage for sustained damages, the availability of federal and state disaster relief to borrowers in impacted areas, and our forbearance and other loss mitigation programs. Management will continue to monitor the hurricanes’ impact on loan performance, changes to expectations surrounding insurance coverage, and the amount and availability of federal and state assistance to affected borrowers, which may change our estimate of credit losses relating to the hurricanes in future periods.
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

Fannie Mae Third Quarter 2022 Form 10-Q	67

MD&A | Critical Accounting Estimates

The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for each quarter through the nine months ended September 30, 2022, and for each quarter during the year ended December 31, 2021, and how those forecasts have changed between periods of estimate. Below we present the two succeeding periods used in our estimate of expected credit losses. The forecasts consider periods beyond those presented below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2022	2023	2024
Third Quarter 2022	9.0%	(1.5)%	(1.4)%
Second Quarter 2022	16.0	4.4	0.5
First Quarter 2022	10.8	3.2	1.3

	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	18.8%	8.2%	2.9%
Third Quarter 2021	18.4	7.9	2.4
Second Quarter 2021	14.8	5.4	2.5
First Quarter 2021	8.8	2.5	1.7

Forecasted 30-year interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2022	2023	2024
Third Quarter 2022	6.8%	6.7%	6.2%
Second Quarter 2022	5.7	5.4	5.2
First Quarter 2022	4.7	4.8	4.7

	Through the end of December 31,	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	3.2%	3.5%	3.7%
Third Quarter 2021	3.1	3.4	3.7
Second Quarter 2021	3.1	3.4	3.6
First Quarter 2021	3.1	3.3	3.6
(1)These forecasts are provided here solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic & Strategic Research group provides its forecast of economic and housing market conditions, which are available in the “Research and Insights” section of our website, www.fanniemae.com. Information on our website is not incorporated into this report.
(2)These estimates are based on our national home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable growth. We periodically update our home price growth estimates and forecasts as new data become available. As a result, the forecast data in this table may also differ from the forecasted home price growth rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the quantitative forecast data we used in our model to estimate credit losses for the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are approved as part

Fannie Mae Third Quarter 2022 Form 10-Q	68

MD&A | Critical Accounting Estimates

of our established governance process to ensure the reasonableness of the inputs used to calculate estimated credit losses. The forecast data excludes the impact of any qualitative adjustments.
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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home prices, assuming a positive one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of September 30, 2022 would decrease by approximately 4%. Conversely, assuming a negative one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 3%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of September 30, 2022 would increase by approximately 2%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 2%.
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
See “Key Market Economic Indicators” for additional information about how home prices can affect our credit loss estimates, including a discussion of home price growth/decline rates and our home price forecast. Also see “Consolidated Results of Operations—Credit-Related Income (Expense)” for information on how our home price forecast impacted our single-family benefit (provision) for credit losses.
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
Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, we and our senior management may from time to time make forward-looking statements in our other filings with the SEC, our other publicly available written statements, and orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, among others, statements relating to our expectations regarding the following matters:
•our future financial performance and the factors that will affect such performance;

Fannie Mae Third Quarter 2022 Form 10-Q	69

MD&A | Forward-Looking Statements

•economic, mortgage market and housing market conditions (including expectations regarding economic growth and declines, home price growth and declines, refinance volumes and interest rates), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
•our business plans and their impact;
•the impact of future changes in our guaranty fee pricing;
•the impact of future changes to our credit score model requirements and our credit report requirements;
•the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future credit risk transfer transactions;
•volatility in our financial results and the impact of our adoption of hedge accounting on such volatility;
•the size and composition of our retained mortgage portfolio, and the factors that will affect them;
•the impact of the adoption of new accounting guidance;
•the impact of the transition from LIBOR to SOFR on our measurement of interest-rate risk and financial results;
•our payments to HUD and Treasury funds under the GSE Act;
•the risks to our business;
•future loan delinquencies, forbearances and foreclosures relating to the loans in our guaranty book of business and the factors that will affect them;
•how we intend to meet our debt obligations;
•future restrictions on our ability to pay dividends or make other distributions under the enterprise regulatory capital framework; and
•the impact of legal and regulatory proceedings on our business or financial condition.
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

Fannie Mae Third Quarter 2022 Form 10-Q	70

MD&A | Forward-Looking Statements

•the timing and level of, as well as regional variation in, home price changes;
•future interest rates and credit spreads;
•developments that may be difficult to predict, including: market conditions that result in changes in our net amortization income from our guaranty book of business or changes in net interest income from our portfolios, fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings; and developments that affect our loss reserves, such as changes in interest rates, home prices or accounting standards, or events such as natural or other disasters, the emergence of widespread health emergencies or pandemics, or other disruptive or catastrophic events;
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
•changes in fiscal or monetary policy of the U.S. or other countries, and the impact of such changes on domestic and international financial markets;
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
•our reliance on Common Securitization Solutions, LLC (“CSS”), a limited liability company we own jointly with Freddie Mac, and the common securitization platform CSS operates for a majority of our single-family securitization activities; provisions in the CSS limited liability company agreement that permit FHFA to add members to the CSS Board of Managers, which may limit the ability of Fannie Mae and Freddie Mac to control decisions of the Board; and changes FHFA may require in our relationship with or in our support of CSS;

Fannie Mae Third Quarter 2022 Form 10-Q	71

MD&A | Forward-Looking Statements

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
•domestic and global political risks and uncertainties, including the impact of the Russian war in Ukraine and escalating tensions between China and Taiwan;
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

Fannie Mae Third Quarter 2022 Form 10-Q	72

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	September 30, 2022	December 31, 2021

ASSETS
Cash and cash equivalents	$35,640	$42,448
Restricted cash and cash equivalents (includes $21,863 and $59,203, respectively, related to consolidated trusts)	27,921	66,183
Securities purchased under agreements to resell (includes $13,150 and $13,533, respectively, related to consolidated trusts)	23,950	20,743
Investments in securities:
Trading, at fair value (includes $3,275 and $4,224, respectively, pledged as collateral)	58,253	88,206
Available-for-sale, at fair value (with an amortized cost of $744 and $827, respectively)	741	837
Total investments in securities	58,994	89,043
Mortgage loans:
Loans held for sale, at lower of cost or fair value	4,177	5,134
Loans held for investment, at amortized cost:
Of Fannie Mae	49,952	61,025
Of consolidated trusts	4,058,901	3,907,712
Total loans held for investment (includes $3,691 and $4,964, respectively, at fair value)	4,108,853	3,968,737
Allowance for loan losses	(8,302)	(5,629)
Total loans held for investment, net of allowance	4,100,551	3,963,108
Total mortgage loans	4,104,728	3,968,242
Advances to lenders	3,443	8,414
Deferred tax assets, net	12,729	12,715
Accrued interest receivable, net (includes $8,902 and $8,878 related to consolidated trusts and net of allowance of $112 and $140, respectively)	9,478	9,264
Acquired property, net	1,539	1,259
Other assets	11,031	10,855
Total assets	$4,289,453	$4,229,166
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,040 and $8,517, respectively, related to consolidated trusts)	$9,650	$9,186
Debt:
Of Fannie Mae (includes $1,766 and $2,381, respectively, at fair value)	129,776	200,892
Of consolidated trusts (includes $16,758 and $21,735, respectively, at fair value)	4,078,038	3,957,299
Other liabilities (includes $1,812 and $1,245, respectively, related to consolidated trusts)	13,149	14,432
Total liabilities	4,230,613	4,181,809
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $177,906 and $163,672, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(74,437)	(85,934)
Accumulated other comprehensive income	24	38
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	58,840	47,357
Total liabilities and equity	$4,289,453	$4,229,166
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	73

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
Interest income:
Trading securities	$515	$134	$980	$396
Available-for-sale securities	10	11	29	48
Mortgage loans	30,114	24,798	86,338	73,083
Securities purchased under agreements to resell	171	5	205	17
Other	40	33	93	106
Total interest income	30,850	24,981	87,645	73,650
Interest expense:
Short-term debt	(17)	—	(23)	(4)
Long-term debt	(23,709)	(18,009)	(65,291)	(51,646)
Total interest expense	(23,726)	(18,009)	(65,314)	(51,650)
Net interest income	7,124	6,972	22,331	22,000
Benefit (provision) for credit losses	(2,536)	937	(2,994)	4,290
Net interest income after benefit (provision) for credit losses	4,588	7,909	19,337	26,290
Investment gains (losses), net	(172)	243	(323)	934
Fair value gains (losses), net	292	(17)	1,301	321
Fee and other income	105	111	269	301
Non-interest income	225	337	1,247	1,556
Administrative expenses:
Salaries and employee benefits	(439)	(376)	(1,244)	(1,128)
Professional services	(229)	(184)	(636)	(582)
Other administrative expenses	(202)	(185)	(593)	(529)
Total administrative expenses	(870)	(745)	(2,473)	(2,239)
Foreclosed property income (expense)	15	(69)	21	(105)
TCCA fees	(850)	(781)	(2,515)	(2,270)
Credit enhancement expense	(364)	(233)	(974)	(791)
Change in expected credit enhancement recoveries	290	(42)	303	(117)
Other expenses, net	(169)	(268)	(633)	(867)
Total expenses	(1,948)	(2,138)	(6,271)	(6,389)
Income before federal income taxes	2,865	6,108	14,313	21,457
Provision for federal income taxes	(429)	(1,266)	(2,816)	(4,470)
Net income	2,436	4,842	11,497	16,987
Other comprehensive loss:
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	(1)	(10)	(8)	(64)
Other, net of taxes	(2)	(4)	(6)	(9)
Total other comprehensive loss	(3)	(14)	(14)	(73)
Total comprehensive income	$2,433	$4,828	$11,483	$16,914
Net income	$2,436	$4,842	$11,497	$16,987
Dividends distributed or amounts attributable to senior preferred stock	(2,433)	(4,828)	(11,483)	(16,914)
Net income attributable to common stockholders	$3	$14	$14	$73
Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	0.00	0.00	0.00	0.01
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867	5,867
Diluted	5,893	5,893	5,893	5,893
See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	74

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$33,411	$37,055
Cash flows provided by (used in) investing activities:
Purchases of loans held for investment	(213,203)	(528,555)
Proceeds from repayments of loans acquired as held-for-investment of Fannie Mae	6,234	8,595
Proceeds from sales of loans acquired held-for-investment of Fannie Mae	5,860	10,475
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	408,896	861,516
Advances to lenders	(152,947)	(306,079)
Proceeds from disposition of acquired property and preforeclosure sales	2,097	2,816
Net change in federal funds sold and securities purchased under agreements to resell	(3,207)	590
Other, net	(1,267)	933
Net cash provided by investing activities	52,463	50,291
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	260,669	199,222
Payments to redeem debt of Fannie Mae	(328,132)	(253,093)
Proceeds from issuance of debt of consolidated trusts	402,949	887,383
Payments to redeem debt of consolidated trusts	(466,430)	(903,450)
Other, net	—	433
Net cash used in financing activities	(130,944)	(69,505)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(45,070)	17,841
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	108,631	115,623
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$63,561	$133,464
Cash paid during the period for:
Interest	$74,956	$80,048
Income taxes	2,700	4,650

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	75

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(76,873)	$27	$(7,400)	$56,407
Comprehensive income:
Net income	—	—	—	—	—	—	2,436	—	—	2,436
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	3	—	3
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										2,433
Balance as of September 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(74,437)	$24	$(7,400)	$58,840

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(85,934)	$38	$(7,400)	$47,357
Comprehensive income:
Net income	—	—	—	—	—	—	11,497	—	—	11,497
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $5)	—	—	—	—	—	—	—	(19)	—	(19)
Reclassification adjustment for gains included in net income (net of taxes of $3)	—	—	—	—	—	—	—	11	—	11
Other (net of taxes of $2)	—	—	—	—	—	—	—	(6)	—	(6)
Total comprehensive income										11,483
Balance as of September 30, 2022	1	556	1,158	$120,836	$19,130	$687	$(74,437)	$24	$(7,400)	$58,840

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	76

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of June 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(95,965)	$57	$(7,400)	$37,345
Comprehensive income:
Net income	—	—	—	—	—	—	4,842	—	—	4,842
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(10)	—	(10)
Reclassification adjustment for gains included in net income (net of taxes of $0)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $1)	—	—	—	—	—	—	—	(4)	—	(4)
Total comprehensive income										4,828
Balance as of September 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(91,123)	$43	$(7,400)	$42,173

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2020	1	556	1,158	$120,836	$19,130	$687	$(108,110)	$116	$(7,400)	$25,259
Comprehensive income:
Net income	—	—	—	—	—	—	16,987	—	—	16,987
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available- for-sale securities (net of taxes of $4)	—	—	—	—	—	—	—	(14)	—	(14)
Reclassification adjustment for gains included in net income (net of taxes of $13)	—	—	—	—	—	—	—	(50)	—	(50)
Other (net of taxes of $2)	—	—	—	—	—	—	—	(9)	—	(9)
Total comprehensive income										16,914
Balance as of September 30, 2021	1	556	1,158	$120,836	$19,130	$687	$(91,123)	$43	$(7,400)	$42,173

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	77

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
The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2021 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and nine months ended September 30, 2022 may not necessarily be indicative of the results for the year ending December 31, 2022.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	78

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
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of September 30, 2022, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had positive net worth of $58.8 billion as of September 30, 2022.
The dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA.
The aggregate liquidation preference of the senior preferred stock increased to $177.9 billion as of September 30, 2022 due to the $4.6 billion increase in our net worth in the second quarter of 2022. The aggregate liquidation preference of the senior preferred stock will further increase to $180.3 billion as of December 31, 2022, due to the $2.4 billion increase in our net worth in the third quarter of 2022.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
relating to the underlying resecuritized securities. Additionally, we make regular income tax payments to and receive tax refunds from the Internal Revenue Service (“IRS”), a bureau of Treasury.
Transactions with Treasury
Our administrative expenses were reduced by $4 million for the three months ended September 30, 2022 and 2021, and $11 million and $13 million for the nine months ended September 30, 2022 and 2021, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program and other initiatives under Treasury’s Making Home Affordable Program.
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
We recognized TCCA fees of $850 million and $781 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 billion and $2.3 billion during the nine months ended September 30, 2022 and 2021, respectively, of which $850 million had not been remitted to Treasury as of September 30, 2022.
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital Magnet Fund. We recognized a total of $19 million and $46 million in “Other expenses, net” for the three months ended September 30, 2022 and 2021, respectively, and $85 million and $165 million for the nine months ended September 30, 2022 and 2021, respectively, in connection with Treasury’s Capital Magnet Fund, of which $85 million has not been remitted as of September 30, 2022.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $30 million and $35 million for the three months ended September 30, 2022 and 2021, respectively, and $93 million and $107 million for the nine months ended September 30, 2022 and 2021, respectively.
Transactions with CSS and Freddie Mac
We contributed capital to CSS, the company we jointly own with Freddie Mac, of $13 million and $15 million for the three months ended September 30, 2022 and 2021, respectively, and $51 million and $60 million for the nine months ended September 30, 2022 and 2021, respectively.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock. Weighted average common shares include 4.7 billion shares for the periods ended September 30, 2022 and 2021 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2022 and 2021.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	80

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
common shares had been issued. For the three and nine months ended September 30, 2022 and 2021, our diluted EPS weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock.
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
The ASU is effective for fiscal years beginning after December 15, 2022, for creditors that have adopted the amendments in Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Early adoption is permitted in any interim period and such election may be made individually to adopt the guidance related to TDRs, including related disclosures, and the presentation of gross write-offs in the vintage disclosures. ASU 2022-02 requires prospective transition for the disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of gross write-offs in the vintage disclosures. The guidance related to the recognition and measurement of TDRs may be adopted on a prospective or modified retrospective transition method.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	81

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
2.  Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be variable interest entities (“VIEs”). The primary types of entities are securitization and resecuritization trusts, limited partnerships and special purpose vehicles (“SPVs”). These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities unless we have the unilateral ability to dissolve the trust. We also do not consolidate our resecuritization trusts unless we have the unilateral ability to dissolve the trust. The underlying assets of our resecuritization trusts include both Fannie Mae securities collateralized solely by mortgage loans held in consolidated trusts as well as uniform mortgage-backed securities (“UMBS®”) collateralized with securities issued by Fannie Mae or Freddie Mac. The mortgage loans that serve as collateral for Freddie Mac-issued securities are not held in trusts that are consolidated by Fannie Mae.
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

	As of
	September 30, 2022	December 31, 2021

	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities	$3,713	$4,709
Other assets	41	35
Other liabilities	(48)	(41)
Net carrying amount	$3,706	$4,703
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	82

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $246 billion and $220 billion as of September 30, 2022 and December 31, 2021, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $250 billion as of September 30, 2022 and December 31, 2021.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit (“LIHTC”) investments, community investments and other entities, was $399 million and the related net carrying value was $395 million as of September 30, 2022. As of December 31, 2021, the maximum exposure to loss was $292 million and the related net carrying value was $288 million. The total assets of these limited partnership investments were $4.1 billion and $3.7 billion as of September 30, 2022 and December 31, 2021, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $17.4 billion and $10.4 billion as of September 30, 2022 and December 31, 2021, respectively. The total assets related to these unconsolidated SPVs were $17.5 billion and $10.4 billion as of September 30, 2022 and December 31, 2021, respectively.
The unpaid principal balance of our multifamily loan portfolio was $420.3 billion as of September 30, 2022. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2022 and 2021, the unpaid principal balance of portfolio securitizations was $56.1 billion and $140.1 billion, respectively. For the nine months ended September 30, 2022 and 2021, the unpaid principal balance of portfolio securitizations was $235.9 billion and $554.0 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2022, the unpaid principal balance of retained interests was $1.0 billion and its related fair value was $1.5 billion. As of December 31, 2021, the unpaid principal balance of retained interests was $1.1 billion and its related fair value was $2.0 billion. For the three months ended September 30, 2022 and 2021, the principal, interest and other fees received on retained interests was $86 million and $139 million, respectively. For the nine months ended September 30, 2022 and 2021, the principal, interest and other fees received on retained interests was $308 million and $426 million, respectively.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	83

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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Single-family	$3,638,342	$3,495,573
Multifamily	420,312	403,452
Total unpaid principal balance of mortgage loans	4,058,654	3,899,025
Cost basis and fair value adjustments, net	54,376	74,846
Allowance for loan losses for HFI loans	(8,302)	(5,629)
Total mortgage loans(1)	$4,104,728	$3,968,242
(1)Excludes $9.2 billion and $9.1 billion of accrued interest receivable, net of allowance as of September 30, 2022 and December 31, 2021.
The following table displays information about our purchase of HFI loans, redesignation of loans from HFI to HFS and the sales of mortgage loans during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$117,686	$296,410	$529,453	$1,070,136
Multifamily unpaid principal balance	15,943	16,282	50,627	48,580

Single-family loans redesignated from HFI to HFS:
Amortized cost	$1,726	$3,427	$6,099	$12,844
Lower of cost or fair value adjustment at time of redesignation(1)	(196)	(47)	(418)	(247)
Allowance reversed at time of redesignation	80	165	298	1,350

Single-family loans sold:
Unpaid principal balance	$1,919	$3,063	$6,229	$10,588
Realized gains, net	20	300	91	955
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.6 billion as of September 30, 2022 and $4.4 billion as of December 31, 2021. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	84

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of September 30, 2022
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,792	$5,603	$19,511	$47,906	$3,079,227	$3,127,133	$12,525	$3,563
15-year or less, amortizing fixed-rate	1,530	264	808	2,602	504,620	507,222	654	95
Adjustable-rate	147	29	135	311	26,161	26,472	99	28
Other(2)	604	165	876	1,645	30,412	32,057	444	282
Total single-family	25,073	6,061	21,330	52,464	3,640,420	3,692,884	13,722	3,968
Multifamily(3)	282	N/A	1,046	1,328	420,253	421,581	6	14
Total	$25,355	$6,061	$22,376	$53,792	$4,060,673	$4,114,465	$13,728	$3,982

	As of December 31, 2021
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,862	$5,192	$38,288	$66,342	$2,902,763	$2,969,105	$24,236	$6,271
15-year or less, amortizing fixed-rate	2,024	326	1,799	4,149	529,278	533,427	1,454	193
Adjustable-rate	161	36	374	571	25,771	26,342	287	63
Other(2)	786	204	1,942	2,932	35,013	37,945	1,008	545
Total single-family	25,833	5,758	42,403	73,994	3,492,825	3,566,819	26,985	7,072
Multifamily(3)	114	N/A	1,693	1,807	404,398	406,205	317	107
Total	$25,947	$5,758	$44,096	$75,801	$3,897,223	$3,973,024	$27,302	$7,179
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
(2)Reverse mortgage loans included in “Other” are not aged due to their nature and are included in the current column.
(3)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	85

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

	As of September 30, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$253,757	$926,196	$836,382	$152,731	$72,366	$669,943	$2,911,375
Greater than 80% and less than or equal to 90%	68,200	75,617	4,698	991	583	1,100	151,189
Greater than 90% and less than or equal to 100%	56,826	5,369	1,351	280	79	227	64,132
Greater than 100%	41	94	28	13	13	248	437
Total 20- and 30-year or more, amortizing fixed-rate	378,824	1,007,276	842,459	154,015	73,041	671,518	3,127,133
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	36,062	190,699	138,640	21,091	7,698	111,042	505,232
Greater than 80% and less than or equal to 90%	1,054	436	34	3	1	2	1,530
Greater than 90% and less than or equal to 100%	440	14	1	—	—	2	457
Greater than 100%	—	—	—	—	—	3	3
Total 15-year or less, amortizing fixed-rate	37,556	191,149	138,675	21,094	7,699	111,049	507,222
Adjustable-rate:
Less than or equal to 80%	3,151	6,565	1,925	848	944	11,830	25,263
Greater than 80% and less than or equal to 90%	644	196	9	2	1	2	854
Greater than 90% and less than or equal to 100%	338	15	1	—	1	—	355
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	4,133	6,776	1,935	850	946	11,832	26,472
Other:
Less than or equal to 80%	—	—	—	30	229	23,078	23,337
Greater than 80% and less than or equal to 90%	—	—	—	—	1	127	128
Greater than 90% and less than or equal to 100%	—	—	—	—	1	60	61
Greater than 100%	—	—	—	—	—	55	55
Total other	—	—	—	30	231	23,320	23,581
Total	$420,513	$1,205,201	$983,069	$175,989	$81,917	$817,719	$3,684,408

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$292,970	$1,123,460	$976,947	$174,700	$81,237	$815,893	$3,465,207
Greater than 80% and less than or equal to 90%	69,898	76,249	4,741	996	586	1,231	153,701
Greater than 90% and less than or equal to 100%	57,604	5,398	1,353	280	81	289	65,005
Greater than 100%	41	94	28	13	13	306	495
Total	$420,513	$1,205,201	$983,069	$175,989	$81,917	$817,719	$3,684,408

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2021, by Year of Origination(1)
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$798,830	$881,290	$177,909	$87,825	$111,059	$666,327	$2,723,240
Greater than 80% and less than or equal to 90%	129,340	39,689	2,689	1,056	622	1,687	175,083
Greater than 90% and less than or equal to 100%	66,667	2,278	544	229	57	460	70,235
Greater than 100%	21	12	9	16	22	467	547
Total 20- and 30-year or more, amortizing fixed-rate	994,858	923,269	181,151	89,126	111,760	668,941	2,969,105
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	196,163	157,076	25,390	9,595	20,715	121,027	529,966
Greater than 80% and less than or equal to 90%	2,576	259	16	4	2	7	2,864
Greater than 90% and less than or equal to 100%	579	5	—	1	1	4	590
Greater than 100%	—	—	—	—	2	5	7
Total 15-year or less, amortizing fixed-rate	199,318	157,340	25,406	9,600	20,720	121,043	533,427
Adjustable-rate:
Less than or equal to 80%	6,166	2,235	1,065	1,236	2,524	12,501	25,727
Greater than 80% and less than or equal to 90%	438	25	7	4	2	3	479
Greater than 90% and less than or equal to 100%	135	1	—	—	—	—	136
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	6,739	2,261	1,072	1,240	2,526	12,504	26,342
Other:
Less than or equal to 80%	—	—	34	268	655	26,930	27,887
Greater than 80% and less than or equal to 90%	—	—	—	3	6	275	284
Greater than 90% and less than or equal to 100%	—	—	—	1	2	133	136
Greater than 100%	—	—	—	1	1	141	143
Total other	—	—	34	273	664	27,479	28,450
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$1,001,159	$1,040,601	$204,398	$98,924	$134,953	$826,785	$3,306,820
Greater than 80% and less than or equal to 90%	132,354	39,973	2,712	1,067	632	1,972	178,710
Greater than 90% and less than or equal to 100%	67,381	2,284	544	231	60	597	71,097
Greater than 100%	21	12	9	17	25	613	697
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324
(1)Excludes $8.5 billion and $9.5 billion as of September 30, 2022 and December 31, 2021, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.

	As of September 30, 2022, by Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$41,215	$65,917	$76,340	$60,824	$50,069	$109,463	$403,828
Classified(2)	66	172	1,061	2,383	2,181	11,890	17,753
Total	$41,281	$66,089	$77,401	$63,207	$52,250	$121,353	$421,581

	As of December 31, 2021, by Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$58,986	$79,602	$64,278	$55,552	$44,037	$87,549	$390,004
Classified(2)	21	595	2,288	2,114	4,091	7,092	16,201
Total	$59,007	$80,197	$66,566	$57,666	$48,128	$94,641	$406,205
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. We had loans with an amortized cost of $15 million classified as doubtful as of September 30, 2022 and loans with an amortized cost of less than $1 million classified as doubtful as of December 31, 2021.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	88

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
Our loan modifications include the following concessions:
•capitalization of past due amounts, a form of payment delay, which capitalizes interest and other eligible default related amounts that were advanced on behalf of the borrower that are past due into the unpaid principal balance; and
•a term extension, which typically extends the contractual maturity date of the loan to 40 years from the effective date of the modification.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following table displays the amortized cost of HFI mortgage loans that were restructured during the three and nine months ended September 30, 2022, presented by portfolio segment and class of financing receivable.

	For the Three Months Ended September 30, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$9,811	$3,827	$2,869	$1,144	$2,321	$19,972	1%
15-year or less, amortizing fixed-rate	478	196	129	1	1	805	*
Adjustable-rate	49	22	15	—	3	89	*
Other	173	77	86	25	91	452	1
Total single-family	10,511	4,122	3,099	1,170	2,416	21,318	1
Multifamily	6	—	—	—	18	24	*
Total(3)	$10,517	$4,122	$3,099	$1,170	$2,434	$21,342	1

	For the Nine Months Ended September 30, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$13,905	$14,705	$5,417	$2,832	$11,247	$48,106	2%
15-year or less, amortizing fixed-rate	697	794	245	2	1	1,739	*
Adjustable-rate	76	83	39	—	26	224	1
Other	289	353	182	109	497	1,430	4
Total single-family	14,967	15,935	5,883	2,943	11,771	51,499	1
Multifamily	187	—	—	—	18	205	*
Total(3)	$15,154	$15,935	$5,883	$2,943	$11,789	$51,704	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
(3)    Excludes $205 million and $3.0 billion for the three and nine months ended September 30, 2022, respectively, for loans that received a loss mitigation activity during the period that paid off, repurchased or sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.
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
The following tables summarize the financial impacts of loan modifications and payment deferrals made to single-family HFI loans during the three and nine months ended September 30, 2022, presented by class of financing receivable. We discuss the qualitative impacts of forbearance plans, repayment plans, and trial modifications earlier in this footnote. As a result, those loss mitigation options are excluded from the table below.

	For the Three Months Ended September 30, 2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.18%	179	$20,896
15-year or less, amortizing fixed-rate	1.88	45	16,950
Adjustable-rate	1.47	—	22,079
Other	1.66	192	21,042

	For the Nine Months Ended September 30, 2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.45%	179	$22,862
15-year or less, amortizing fixed-rate	2.31	52	19,872
Adjustable-rate	0.82	—	23,065
Other	1.82	184	23,776
(1)    Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)    Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period end.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the amortized cost of HFI loans that received a completed modification or payment deferral on or after January 1, 2022, the date we adopted ASU 2022-02, through September 30, 2022 and that defaulted in the period presented. The substantial majority of loans that received a completed modification or a payment deferral during the third quarter of 2022 did not default during the period. For purposes of this disclosure, we define loans that had a payment default as single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period. For loans that receive a forbearance plan, repayment plan or trial modification, these loss mitigation options generally remain in default until the loan is no longer delinquent as a result of the payment of all past-due amounts or as a result of a loan modification or payment deferral. Therefore, forbearance plans, repayment plans and trial modifications are not included in default tables below.

	For the Three Months Ended September 30, 2022
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in Millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$766	$97	$276	$1,139
15-year or less, amortizing fixed-rate	26	—	—	26
Adjustable-rate	4	—	2	6
Other	19	4	18	41
Total single-family	815	101	296	1,212
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)	$815	$101	$296	$1,212

	For the Nine Months Ended September 30, 2022
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in Millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,083	$136	$343	$1,562
15-year or less, amortizing fixed-rate	39	—	—	39
Adjustable-rate	5	—	3	8
Other	29	7	26	62
Total single-family	1,156	143	372	1,671
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)	$1,156	$143	$372	$1,671
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays an aging analysis of HFI mortgage loans that were restructured on or after January 1, 2022, the date we adopted ASU 2022-02, through September 30, 2022, presented by portfolio segment and class of financing receivable. The substantial majority of loans that received a completed modification or a payment deferral during the third quarter of 2022 were not delinquent.

	As of September 30, 2022
	30-59 Days Delinquent	60-89 Days Delinquent(1)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,051	$2,202	$13,299	$18,552	$22,262	$40,814
15-year or less, amortizing fixed-rate	132	90	553	775	766	1,541
Adjustable-rate	11	9	80	100	99	199
Other	92	51	361	504	732	1,236
Total single-family loans modified	3,286	2,352	14,293	19,931	23,859	43,790
Multifamily	—	—	187	187	18	205
Total loans restructured(2)	$3,286	$2,352	$14,480	$20,118	$23,877	$43,995
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
The substantial majority of the loan modifications accounted for as TDRs resulted from a payment delay, term extension, interest rate reduction or a combination thereof. The average term extension of a single-family modified loan was 151 months and the average interest rate reduction was 0.56 percentage points for the three months ended September 30, 2021. During the nine months ended September 30, 2021, the average term extension of a single-family modified loan was 146 months and the average interest rate reduction was 0.57 percentage points.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Three Months Ended September 30, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	2,126	$345
15-year or less, amortizing fixed-rate	209	16
Adjustable-rate	18	2
Other	88	8
Total single-family	2,441	371
Multifamily	—	—
Total TDRs	2,441	$371

	For the Nine Months Ended September 30, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	8,022	$1,274
15-year or less, amortizing fixed-rate	886	70
Adjustable-rate	96	14
Other	416	43
Total single-family	9,420	1,401
Multifamily	—	—
Total TDRs	9,420	$1,401

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	94

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

	For the Three Months Ended September 30, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	1,782	$294
15-year or less, amortizing fixed-rate	133	10
Adjustable-rate	11	1
Other	200	37
Total single-family	2,126	342
Multifamily	—	—
Total TDRs that subsequently defaulted	2,126	$342

	For the Nine Months Ended September 30, 2021
	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	5,754	$969
15-year or less, amortizing fixed-rate	330	24
Adjustable-rate	26	4
Other	693	128
Total single-family	6,803	1,125
Multifamily	—	—
Total TDRs that subsequently defaulted	6,803	$1,125
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	95

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
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended September 30,
	2022	2021
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$14	$15
Multifamily	1	—

	For the Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$46	$144
Multifamily	1	1

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of			For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
	September 30, 2022	June 30, 2022	December 31, 2021
	Amortized Cost			Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,121	$10,241	$17,599	$48	$175
15-year or less, amortizing fixed-rate	235	245	430	1	3
Adjustable-rate	55	59	107	—	1
Other	591	698	1,101	3	9
Total single-family	11,002	11,243	19,237	52	188
Multifamily	1,231	1,317	1,259	12	25
Total nonaccrual loans	$12,233	$12,560	$20,496	$64	$213

	As of			For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	September 30, 2021	June 30, 2021	December 31, 2020
	Amortized Cost			Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$20,083	$24,728	$22,907	$67	$241
15-year or less, amortizing fixed-rate	491	596	853	1	4
Adjustable-rate	126	179	270	—	1
Other	1,277	1,761	2,475	3	14
Total single-family	21,977	27,264	26,505	71	260
Multifamily	2,253	2,220	2,069	9	24
Total nonaccrual loans	$24,230	$29,484	$28,574	$80	$284
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	97

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(5,389)	$(6,064)	$(4,950)	$(9,344)
Benefit (provision) for loan losses	(2,339)	839	(2,869)	4,003
Write-offs	289	51	564	271
Recoveries	(65)	(133)	(182)	(212)
Other	16	(8)	(51)	(33)
Ending Balance	$(7,488)	$(5,315)	$(7,488)	$(5,315)
Multifamily allowance for loan losses:
Beginning balance	$(680)	$(1,050)	$(679)	$(1,208)
Benefit (provision) for loan losses	(169)	45	(153)	175
Write-offs	39	7	39	54
Recoveries	(4)	(21)	(21)	(40)
Ending Balance	$(814)	$(1,019)	$(814)	$(1,019)
Total allowance for loan losses:
Beginning balance	$(6,069)	$(7,114)	$(5,629)	$(10,552)
Benefit (provision) for loan losses	(2,508)	884	(3,022)	4,178
Write-offs	328	58	603	325
Recoveries	(69)	(154)	(203)	(252)
Other	16	(8)	(51)	(33)
Ending Balance	$(8,302)	$(6,334)	$(8,302)	$(6,334)
Our benefit or provision for loan losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the type, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed, and the volume and pricing of loans redesignated from HFI to HFS. Our benefit or provision can also be impacted by updates to the models, assumptions, and data used in determining our allowance for loan losses.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
Our single-family provision for loan losses for the three months ended September 30, 2022 was primarily driven by a provision from actual and forecasted home prices. Actual home prices declined slightly on a national basis in the third quarter of 2022. In addition, our home price forecast worsened compared with the second quarter of 2022. While our second quarter 2022 home price forecast estimated home price growth in the second half of 2022 and in 2023, our current home price forecast estimates additional home price declines in the fourth quarter of 2022 and throughout 2023. Lower home prices increase the likelihood that loans will default and increase the amount of credit loss on loans that do default, which increases our estimate of losses and ultimately increases our loss reserves and provision for loan losses.
The largest drivers of our single-family provision for loan losses for the nine months ended September 30, 2022 were:
•Provision from actual and forecasted home prices in the third quarter of 2022 discussed above was the largest driver of our single-family provision for loan losses for the first nine months of 2022. The impact of this home-price related provision in the third quarter of 2022 was partially offset by a benefit from actual and expected home price growth in each of the first and second quarters of 2022. During the first half of the year, our forecasted home prices were positive for the second half of 2022 through 2023. In addition, we observed strong actual home price growth through the second quarter of 2022.
•Provision from higher actual and projected interest rates as of September 30, 2022 compared with December 31, 2021. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extend the expected lives of these TDR loans, which increases the expected impairment relating to economic concessions provided on them, resulting in a provision for loan losses.
•Provision from changes in loan activity, which includes provision on newly acquired loans. Throughout the first nine months of 2022, refinance loan volumes have continued to decline and purchase loans have increased as a percentage of acquisitions compared to the first nine months of 2021. As we shift to more purchase loans, the credit profile of our acquisitions weakens as purchase loans generally have higher origination LTV ratios than refinance loans. This drove a higher estimated risk of default and loss severity in the allowance and therefore a higher loan loss provision for those loans at the time of acquisition. In addition, for the third quarter of 2022, our loan loss provision also increased as our more negative home price forecast impacted our estimate of losses on newly acquired loans.
The primary factors that contributed to our single-family benefit for loan losses for the three months ended September 30, 2021 were:
•Benefit from actual and forecasted home price growth. For the three months ended September 30, 2021, actual home price growth continued to be strong. We also increased our expectations for home price growth on a national basis for full-year 2021.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. For the three months ended September 30, 2021, the benefit was driven by the removal of the remaining non-modeled adjustment related to COVID-19 as discussed below.
The primary factors that contributed to our single-family benefit for loan losses for the nine months ended September 30, 2021 were:
•Benefit from actual and forecasted home price growth which was robust throughout 2021.
•Benefit from the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS. We redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a net benefit for loan losses.
•Benefit from changes in assumptions regarding COVID-19 forbearance and loan delinquencies. During the first and second quarters of 2021, management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic that was not represented in historical data or otherwise captured by our credit model. As of September 30, 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies became much less uncertain. Specifically, the decrease in uncertainty as of September 30, 2021 compared with the end of 2020 was primarily driven by the passage of the American Rescue Plan Act of 2021 and the broad implementation of the COVID-19 vaccination program in the United States, which contributed to a significant increase in business activity and helped support continued economic growth. There was also a steady decline in the number of borrowers in a COVID-19-

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
related forbearance, lessening expectations of loan losses. Additionally, we believed the array of possible future economic environments included in our credit model, which captured scenarios that may be remote, combined with data consumed over the course of the COVID-19 pandemic removed the need to continue to supplement modeled results.
The impact of these factors was partially offset by a provision for higher actual and projected interest rates, which reduced our single-family benefit for loan losses recognized for the nine months ended September 30, 2021. Actual and projected interest rates were higher as of September 30, 2021 compared with December 31, 2020.
The increase in single-family write-offs for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021 was primarily driven by higher lower-of-cost-or-market adjustments at the time of loan redesignation due to price declines on our HFS loans as interest rates rose. In addition, we had higher write-offs on single-family loans that went to foreclosure for the three and nine months ended September 30, 2022 due to increased foreclosure activity as well as a decrease in the estimated proceeds from sales of REO as a result of the recent decline in home prices.
The largest driver of our multifamily provision for loan losses for the three and nine months ended September 30, 2022, was a provision for higher actual and projected interest rates. Rising interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity, increasing our provision for loan losses. Additionally, rising interest rates also increase the chance that multifamily borrowers with adjustable-rate mortgages may default due to higher payments if the property net operating income is not increasing at a similar rate.
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
•Benefit from lower expected loan losses as a result of the COVID-19 pandemic. Similar to our single-family benefit for loan losses described above, for the first and second quarters of 2021 management used its judgment to supplement the loss projections developed by our credit loss model to account for uncertainty arising from the COVID-19 pandemic. As of September 30, 2021, management removed the remaining non-modeled adjustment as the effects of the economic stimulus, the vaccine rollout, and the effectiveness of COVID-19-related loss mitigation strategies were less uncertain.
5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	September 30, 2022	December 31, 2021

	(Dollars in millions)
Mortgage-related securities (includes $446 million and $593 million, respectively, related to consolidated trusts)	$3,551	$4,606
Non-mortgage-related securities(1)	54,702	83,600
Total trading securities	$58,253	$88,206
(1)Primarily includes U.S. Treasury securities.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays information about our net trading gains (losses).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021

	(Dollars in millions)
Net trading gains (losses)	$(1,319)	$(129)	$(3,754)	$(726)
Net trading gains (losses) recognized in the period related to securities still held at period end	(1,064)	(124)	(3,157)	(702)
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

	As of September 30, 2022
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Agency securities(1)	$459	$—	$10	$(16)	$453
Other mortgage-related securities(2)	285	(3)	7	(1)	288
Total	$744	$(3)	$17	$(17)	$741

	As of December 31, 2021
	Total Amortized Cost	Allowance for Credit Losses(3)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Agency securities(1)	$504	$—	$14	$(11)	$507
Other mortgage-related securities	323	—	10	(3)	330
Total	$827	$—	$24	$(14)	$837
(1)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.
(2)As of September 30, 2022, substantially all of our non-agency mortgage-related securities were in an unrealized gain position.
(3)Total allowance for credit losses was less than $0.5 million as of December 31, 2021.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Investments in Securities

The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position, excluding allowance for credit losses.

	As of
	September 30, 2022				December 31, 2021
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value

	(Dollars in millions)
Agency securities	$—	$—	$(16)	$161	$(5)	$225	$(6)	$102
Other mortgage-related securities	(1)	11	—	—	(3)	3	—	—
Total	$(1)	$11	$(16)	$161	$(8)	$228	$(6)	$102

The following table displays the gross realized gains (losses) and proceeds on sales of AFS securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021

	(Dollars in millions)
Gross realized gains	$—	$—	$—	$59
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	—	—	—	582
The following table displays net unrealized gains and losses on AFS securities and other amounts recorded within our accumulated other comprehensive income, net of tax.

	As of
	September 30, 2022	December 31, 2021

	(Dollars in millions)
Net unrealized gains (losses) on AFS securities for which we have not recorded an allowance for credit losses	$(1)	$9
Net unrealized losses on AFS securities for which we have recorded an allowance for credit losses	—	(2)
Other	25	31
Accumulated other comprehensive income	$24	$38

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	102

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

	As of September 30, 2022
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value

	(Dollars in millions)
Agency securities	$459	$453	$—	$—	$4	$4	$13	$13	$442	$436
Other mortgage-related securities	282	288	3	3	18	18	14	15	247	252
Total	$741	$741	$3	$3	$22	$22	$27	$28	$689	$688
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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of approximately $239.9 billion and $212.3 billion as of September 30, 2022 and December 31, 2021, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	September 30, 2022			December 31, 2021
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$3,262	$16	$3,176	$3,733	$16	$3,626
Other guaranty arrangements(2)	9,734	85	2,051	10,423	85	2,117
Total	$12,996	$101	$5,227	$14,156	$101	$5,743
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, “Note 10, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	September 30, 2022		December 31, 2021
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$2,989	2.63%	$2,795	0.03%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2022			December 31, 2021
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2022 - 2030	$74,191	2.40%	2022 - 2030	$89,618	2.13%
Medium-term notes(3)	2022 - 2031	38,638	0.70	2022 - 2031	38,312	0.60
Other(4)	2023 - 2038	6,749	4.06	2023 - 2038	7,045	3.73
Total senior fixed		119,578	1.96		134,975	1.78
Senior floating:
Medium-term notes(3)	N/A	—	—	2022	51,583	0.32
Connecticut Avenue Securities(5)	2023 - 2031	6,955	7.22	2023 - 2031	11,166	4.30
Other(6)	2037	254	9.26	2037	373	7.17
Total senior floating		7,209	7.29		63,122	1.05
Total long-term debt of Fannie Mae(7)		126,787	2.25		198,097	1.55
Debt of consolidated trusts	2022 - 2061	4,078,038	2.29	2022 - 2061	3,957,299	1.89
Total long-term debt		$4,204,825	2.29%		$4,155,396	1.88%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $5.1 billion and $1.6 billion as of September 30, 2022 and December 31, 2021, respectively.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
8.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest-rate risk. Derivative instruments may be privately-negotiated, bilateral contracts or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest-rate risk management purposes consist primarily of interest-rate swaps and interest-rate options. See “Note 8, Derivative Instruments” in our 2021 Form 10-K for additional information on interest-rate risk management.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	105

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of September 30, 2022			As of December 31, 2021
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$6,221	$—	$—	$4,347	$—	$—
Receive-fixed	35,926	—	—	40,686	—	—
Total risk management derivatives designated as hedging instruments	42,147	—	—	45,033	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	89,832	—	—	56,817	—	—
Receive-fixed	93,469	—	(4,683)	56,874	—	(1,131)
Basis	41,250	31	—	250	152	—
Foreign currency	277	—	(130)	336	25	(34)
Swaptions:(1)
Pay-fixed	5,286	203	(20)	4,341	52	(2)
Receive-fixed	2,136	5	(44)	1,091	10	(21)
Total risk management derivatives not designated as hedging instruments	232,250	239	(4,877)	119,709	239	(1,188)
Netting adjustment(2)	—	(163)	4,833	—	(237)	1,173
Total risk management derivatives portfolio	274,397	76	(44)	164,742	2	(15)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	5,774	4	(78)	13,192	17	(5)
Forward contracts to purchase mortgage-related securities	43,304	5	(732)	58,021	83	(34)
Forward contracts to sell mortgage-related securities	61,444	411	(4)	111,173	69	(158)
Total mortgage commitment derivatives	110,522	420	(814)	182,386	169	(197)
Credit enhancement derivatives	24,456	2	(65)	19,256	—	(21)
Derivatives at fair value	$409,375	$498	$(923)	$366,384	$171	$(233)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $4.7 billion and $966 million as of September 30, 2022 and December 31, 2021, respectively. Cash collateral received was $8 million and $30 million as of September 30, 2022 and December 31, 2021, respectively.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	106

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$2,510	$343	$5,809	$1,855
Receive-fixed	(1,903)	(209)	(5,269)	(1,307)
Basis	5	(12)	(126)	(39)
Foreign currency	(62)	(19)	(122)	(23)
Swaptions:
Pay-fixed	43	6	141	55
Receive-fixed	(6)	(14)	(19)	(223)
Futures	—	—	(1)	1
Net contractual interest expense on interest-rate swaps	(63)	(2)	(102)	(6)
Total risk management derivatives fair value gains, net	524	93	311	313
Mortgage commitment derivatives fair value gains (losses), net	517	(25)	2,933	504
Credit enhancement derivatives fair value losses, net	(32)	(55)	(83)	(163)
Total derivatives fair value gains, net	$1,009	$13	$3,161	$654

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	107

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$30,114	$(23,709)	$24,798	$(18,009)	$86,338	$(65,291)	$73,083	$(51,646)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(285)	$—	$(1)	$—	$(867)	$—	$69	$—
Discontinued hedge related basis adjustment amortization	9	—	(3)	—	14	—	(3)	—
Derivatives designated as hedging instruments	269	—	(1)	—	833	—	(71)	—
Interest accruals on hedging instruments	7	—	(4)	—	(10)	—	(9)	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	1,477	—	195	—	3,848	—	1,000
Discontinued hedge-related basis adjustment amortization	—	(145)	—	(20)	—	(329)	—	(54)
Derivatives designated as hedging instruments	—	(1,289)	—	(191)	—	(3,381)	—	(982)
Interest accruals on derivative hedging instruments	—	(108)	—	65	—	(54)	—	178
Total effect of fair value hedges	$—	$(65)	$(9)	$49	$(30)	$84	$(14)	$142

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	108

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item's cumulative basis adjustments and the closed portfolio balances under the last-of-layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$253,002	$(719)	$(719)	$59,031	$5,595
Debt of Fannie Mae	(73,711)	4,777	4,777	N/A	N/A

	As of December 31, 2021
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$174,080	$134	$134	$56,786	$4,389
Debt of Fannie Mae	(72,174)	1,281	1,281	N/A	N/A
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of September 30, 2022 and December 31, 2021.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	109

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
The following table displays our segment results.

	For the Three Months Ended September 30,
	2022			2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,918	$1,206	$7,124	$5,870	$1,102	$6,972
Fee and other income(2)	83	22	105	86	25	111
Net revenues	6,001	1,228	7,229	5,956	1,127	7,083
Investment gains (losses), net(3)	(178)	6	(172)	222	21	243
Fair value gains (losses), net(4)	309	(17)	292	(31)	14	(17)
Administrative expenses	(730)	(140)	(870)	(620)	(125)	(745)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	(2,361)	(175)	(2,536)	887	50	937
Foreclosed property income (expense)	(6)	21	15	(80)	11	(69)
Total credit-related income (expense)	(2,367)	(154)	(2,521)	807	61	868
TCCA fees(6)	(850)	—	(850)	(781)	—	(781)
Credit enhancement expense(7)	(298)	(66)	(364)	(174)	(59)	(233)
Change in expected credit enhancement recoveries(8)	245	45	290	(28)	(14)	(42)
Other expenses, net	(159)	(10)	(169)	(261)	(7)	(268)
Income before federal income taxes	1,973	892	2,865	5,090	1,018	6,108
Provision for federal income taxes	(276)	(153)	(429)	(1,065)	(201)	(1,266)
Net income	$1,697	$739	$2,436	$4,025	$817	$4,842

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	110

Notes to Condensed Consolidated Financial Statements | Segment Reporting

	For the Nine Months Ended September 30,
	2022			2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$18,746	$3,585	$22,331	$19,087	$2,913	$22,000
Fee and other income(2)	204	65	269	228	73	301
Net revenues	18,950	3,650	22,600	19,315	2,986	22,301
Investment gains (losses), net(3)	(271)	(52)	(323)	944	(10)	934
Fair value gains (losses), net(4)	1,379	(78)	1,301	323	(2)	321
Administrative expenses	(2,084)	(389)	(2,473)	(1,862)	(377)	(2,239)
Credit-related income (expense):(5)
Benefit (provision) for credit losses	(2,837)	(157)	(2,994)	4,102	188	4,290
Foreclosed property income (expense)	3	18	21	(91)	(14)	(105)
Total credit-related income (expense)	(2,834)	(139)	(2,973)	4,011	174	4,185
TCCA fees(6)	(2,515)	—	(2,515)	(2,270)	—	(2,270)
Credit enhancement expense(7)	(778)	(196)	(974)	(619)	(172)	(791)
Change in expected credit enhancement recoveries(8)	271	32	303	(101)	(16)	(117)
Other expenses, net	(556)	(77)	(633)	(863)	(4)	(867)
Income before federal income taxes	11,562	2,751	14,313	18,878	2,579	21,457
Provision for federal income taxes	(2,270)	(546)	(2,816)	(3,952)	(518)	(4,470)
Net income	$9,292	$2,205	$11,497	$14,926	$2,061	$16,987
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	111

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

	As of
	September 30, 2022			December 31, 2021
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.69%	0.17%	0.62%	0.73%	0.16%	1.20%
Percentage of single-family conventional loans based on loan count	0.80	0.20	0.69	0.86	0.20	1.25

	As of
	September 30, 2022		December 31, 2021
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	4%	0.54%	5%	0.88%
90.01% to 100%	2	0.34	2	0.51
Greater than 100%	*	7.42	*	12.41
Geographical distribution:
California	19	0.48	19	1.01
Florida	6	0.77	6	1.59
Illinois	3	0.95	3	1.55
New Jersey	3	0.98	3	1.90
New York	5	1.28	5	2.24
All other states	64	0.66	64	1.16
Vintages:
2004 and prior	1	2.41	1	3.48
2005-2008	1	3.83	2	5.87
2009-2022	98	0.55	97	1.01
*    Represents less than 0.5% of single-family conventional guaranty book of business.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	112

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2022 or December 31, 2021.
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

	As of
	September 30, 2022(1)		December 31, 2021(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.07%	0.26%	0.03%	0.42%

	As of
	September 30, 2022		December 31, 2021
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.14%	1%	0.13%
Less than or equal to 80%	99	0.26	99	0.42
Current DSCR below 1.0(4)	3	5.53	2	13.90
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

	As of
	September 30, 2022		December 31, 2021
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$189,544		$176,587
Pool mortgage insurance	229		261
Total mortgage insurance risk in force	$189,773	5%	$176,848	5%

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	113

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	September 30, 2022	December 31, 2021
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Arch Capital Group Ltd.	19	19
Radian Guaranty, Inc.	17	17
Enact Mortgage Insurance Corp.(2)	16	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	12	11
Others	1	1
Total	100%	100%
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of September 30, 2022 and December 31, 2021, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $1.5 billion and $559 million, respectively.
As of September 30, 2022 and December 31, 2021, we had outstanding receivables of $517 million and $533 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of September 30, 2022 and December 31, 2021, we assessed these outstanding receivables for collectability, and established a valuation allowance of $463 million and $479 million, respectively.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	114

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

	Percentage of Single-Family Guaranty Book of Business
	As of
	September 30, 2022	December 31, 2021
Wells Fargo Bank, N.A. (together with its affiliates)	9%	10%
Remaining top five depository servicers	12	11
Top five non-depository servicers	23	23
Total	44%	44%
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

	Percentage of Multifamily Guaranty Book of Business
	As of
	September 30, 2022	December 31, 2021
Walker & Dunlop, LLC	13%	12%
Wells Fargo Bank, N.A. (together with its affiliates)	11	11
Remaining top five servicers	24	24
Total	48%	47%
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	115

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

	As of September 30, 2022
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$239	$(233)	$6		$—	$—	$6
Cleared risk management derivatives	—	70	70		—	—	70
Mortgage commitment derivatives	420	—	420		(307)	(1)	112
Total derivative assets	659	(163)	496	(4)	(307)	(1)	188
Securities purchased under agreements to resell(5)	47,050	—	47,050		—	(47,050)	—
Total assets	$47,709	$(163)	$47,546		$(307)	$(47,051)	$188
Liabilities:
OTC risk management derivatives	$(4,877)	$4,834	$(43)		$—	$—	$(43)
Cleared risk management derivatives	—	(1)	(1)		—	1	—
Mortgage commitment derivatives	(814)	—	(814)		307	2	(505)
Total liabilities	$(5,691)	$4,833	$(858)	(4)	$307	$3	$(548)

	As of December 31, 2021
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$239	$(237)	$2		$—	$—	$2
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	169	—	169		(133)	—	36
Total derivative assets	408	(237)	171	(4)	(133)	—	38
Securities purchased under agreements to resell(5)	64,843	—	64,843		—	(64,843)	—
Total assets	$65,251	$(237)	$65,014		$(133)	$(64,843)	$38
Liabilities:
OTC risk management derivatives	$(1,188)	$1,183	$(5)		$—	$—	$(5)
Cleared risk management derivatives	—	(10)	(10)		—	10	—
Mortgage commitment derivatives	(197)	—	(197)		133	56	(8)
Total liabilities	$(1,385)	$1,173	$(212)	(4)	$133	$66	$(13)
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	116

Notes to Condensed Consolidated Financial Statements | Netting Arrangements
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $1.8 billion and $2.5 billion as of September 30, 2022 and December 31, 2021, respectively. The fair value of non-cash collateral received was $47.1 billion and $64.9 billion, of which $28.4 billion and $25.6 billion could be sold or repledged as of September 30, 2022 and December 31, 2021, respectively. None of the underlying collateral was sold or repledged as of September 30, 2022 or December 31, 2021.
(4)Excludes derivative assets of $2 million as of September 30, 2022 and derivative liabilities of $65 million and $21 million recognized in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, that were not subject to enforceable master netting arrangements. We had no derivative assets recognized in our condensed consolidated balance sheets as of December 31, 2021 that were not subject to enforceable master netting arrangements.
(5)Includes $20.6 billion and $29.1 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. Includes $2.5 billion and $15.0 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
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
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2021 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the nine months ended September 30, 2022.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	117

Notes to Condensed Consolidated Financial Statements | Fair Value
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$3,511	$40	$—	$3,551
Non-mortgage-related(3)	54,687	15	—	—	54,702
Total trading securities	54,687	3,526	40	—	58,253
Available-for-sale securities:
Agency(4)	—	60	393	—	453
Other mortgage-related	—	7	281	—	288
Total available-for-sale securities	—	67	674	—	741
Mortgage loans	—	3,146	545	—	3,691
Derivative assets	—	628	33	(163)	498
Total assets at fair value	$54,687	$7,367	$1,292	$(163)	$63,183

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$1,512	$254	$—	$1,766
Of consolidated trusts	—	16,617	141	—	16,758
Total long-term debt	—	18,129	395	—	18,524
Derivative liabilities	—	5,691	65	(4,833)	923
Total liabilities at fair value	$—	$23,820	$460	$(4,833)	$19,447

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	118

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents, including restricted cash equivalents(2)	$250	$—	$—	$—	$250
Trading securities:
Mortgage-related	—	4,549	57	—	4,606
Non-mortgage-related(3)	83,581	19	—	—	83,600
Total trading securities	83,581	4,568	57	—	88,206
Available-for-sale securities:
Agency(4)	—	76	431	—	507
Other mortgage-related	—	8	322	—	330
Total available-for-sale securities	—	84	753	—	837
Mortgage loans	—	4,209	755	—	4,964
Derivative assets	—	256	152	(237)	171
Total assets at fair value	$83,831	$9,117	$1,717	$(237)	$94,428

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$2,008	$373	$—	$2,381
Of consolidated trusts	—	21,640	95	—	21,735
Total long-term debt	—	23,648	468	—	24,116
Derivative liabilities	—	1,385	21	(1,173)	233
Total liabilities at fair value	$—	$25,033	$489	$(1,173)	$24,349
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
(3)Primarily includes U.S. Treasury securities.
(4)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	119

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022(1)
	Balance, June 30, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related	$76	$(3)		$—	$—	$—	$—	$—	$(33)	$—	$40	$2	$—

Available-for-sale securities:
Agency	$404	$1		$(1)	$—	$—	$—	$(11)	$—	$—	$393	$—	$(1)
Other mortgage-related	289	(2)		1	—	—	—	(7)	—	—	281	—	2
Total available-for-sale securities	$693	$(1)	(6)(7)	$—	$—	$—	$—	$(18)	$—	$—	$674	$—	$1

Mortgage loans	$599	$(20)	(5)(6)	$—	$—	$—	$—	$(33)	$(13)	$12	$545	$(21)	$—

Net derivatives	(7)	(26)	(5)	—	—	—	—	1	—	—	(32)	(25)	—

Long-term debt:
Of Fannie Mae	$(253)	$(1)	(5)	$—	$—	$—	$—	$—	$—	$—	$(254)	$(1)	$—
Of consolidated trusts	(152)	4	(5)(6)	—	—	—	—	7	—	—	(141)	3	—
Total long-term debt	$(405)	$3		$—	$—	$—	$—	$7	$—	$—	$(395)	$2	$—

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	120

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022(1)
	Balance, December 31, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related	$57	$(11)		$—	$—	$—	$—	$(1)	$(47)	$42	$40	$(2)	$—

Available-for-sale securities:
Agency	$431	$2		$(5)	$—	$—	$—	$(35)	$—	$—	$393	$—	$(4)
Other mortgage-related	322	(10)		(1)	—	—	—	(29)	(2)	1	281	—	—
Total available-for-sale securities	$753	$(8)	(6)(7)	$(6)	$—	$—	$—	$(64)	$(2)	$1	$674	$—	$(4)

Mortgage loans	$755	$(68)	(5)(6)	$—	$—	$(2)	$—	$(115)	$(73)	$48	$545	$(59)	$—

Net derivatives	131	(183)	(5)	—	—	—	—	20	—	—	(32)	(163)	—

Long-term debt:
Of Fannie Mae	$(373)	$119	(5)	$—	$—	$—	$—	$—	$—	$—	$(254)	$119	$—
Of consolidated trusts	(95)	6	(5)(6)	—	—	—	(86)	34	1	(1)	(141)	6	—
Total long-term debt	$(468)	$125		$—	$—	$—	$(86)	$34	$1	$(1)	$(395)	$125	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021(1)
	Balance, June 30, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related	$141	$(13)		$—	$15	$—	$—	$—	$(51)	$37	$129	$—	$—

Available-for-sale securities:
Agency	$84	$—		$2	$—	$—	$—	$(12)	$—	$376	$450	$—	$—
Other mortgage-related	368	3		(8)	—	—	—	(17)	—	—	346	—	(4)
Total available-for-sale securities	$452	$3	(6)(7)	$(6)	$—	$—	$—	$(29)	$—	$376	$796	$—	$(4)

Mortgage loans	$832	$1	(5)(6)	$—	$4	$(4)	$—	$(47)	$(20)	$19	$785	$3	$—

Net derivatives	194	(62)	(5)	—	—	—	—	7	—	—	139	(55)	—

Long-term debt:
Of Fannie Mae	$(397)	$9	(5)	$—	$—	$—	$—	$—	$—	$—	$(388)	$9	$—
Of consolidated trusts	(55)	(3)	(5)(6)	—	—	—	—	2	—	(45)	(101)	(2)	—
Total long-term debt	$(452)	$6		$—	$—	$—	$—	$2	$—	$(45)	$(489)	$7	$—

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	121

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021(1)
	Balance, December 31, 2020	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, September 30, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related	$95	$(18)		$—	$18	$—	$—	$—	$(91)	$125	$129	$1	$—

Available-for-sale securities:
Agency	$195	$1		$4	$—	$—	$—	$(19)	$(107)	$376	$450	$—	$1
Other mortgage-related	453	10		(8)	—	—	—	(109)	—	—	346	—	(2)
Total available-for-sale securities	$648	$11	(6)(7)	$(4)	$—	$—	$—	$(128)	$(107)	$376	$796	$—	$(1)

Mortgage loans	$861	$30	(5)(6)	$—	$89	$(48)	$—	$(147)	$(72)	$72	$785	$28	$—

Net derivatives	333	(187)	(5)	—	—	—	—	(7)	—	—	139	(194)	—

Long-term debt:
Of Fannie Mae	$(416)	$28	(5)	$—	$—	$—	$—	$—	$—	$—	$(388)	$28	$—
Of consolidated trusts	(83)	(2)	(5)(6)	—	—	—	—	10	20	(46)	(101)	(3)	—
Total long-term debt	$(499)	$26		$—	$—	$—	$—	$10	$20	$(46)	$(489)	$25	$—

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
(7)Gains (losses) are included in “Investment gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	122

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

	Fair Value Measurements as of September 30, 2022
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$40	Various

Available-for-sale securities:
Agency(3)	237	Consensus
	156	Various
Total agency	393

Other mortgage-related	151	Discounted Cash Flow	Spreads (bps)	216.0	-	526.0	507.3
	85	Single Vendor
	45	Various
Total other mortgage-related	281
Total available-for-sale securities	$674

Net derivatives	$31	Dealer Mark
	(63)	Discounted Cash Flow
Total net derivatives	$(32)

	Fair Value Measurements as of December 31, 2021
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$57	Various

Available-for-sale securities:
Agency(3)	379	Consensus
	52	Various
Total agency	431

Other mortgage-related	175	Discounted Cash Flow	Spreads (bps)	409.0	-	443.0	422.0
	94	Single Vendor	Spreads (bps)	9.3	-	49.4	27.2
	53	Various
Total other mortgage-related	322
Total available-for-sale securities	$753

Net derivatives	$152	Dealer Mark
	(21)	Discounted Cash Flow
Total net derivatives	$131
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
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	123

Notes to Condensed Consolidated Financial Statements | Fair Value
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We had no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2022 or December 31, 2021. We held $282 million and $38 million in Level 2 assets as of September 30, 2022 and December 31, 2021, respectively, composed of mortgage loans held for sale that were impaired. We had no Level 2 or Level 3 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2022 or December 31, 2021.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2022	December 31, 2021
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,822	$201
	Single Vendor	1,169	1,383
Total mortgage loans held for sale, at lower of cost or fair value		2,991	1,584

Single-family mortgage loans held for investment, at amortized cost	Internal Model	1,216	867

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	8	37
	Broker Price Opinion	69	118
	Internal Model	53	23
Total multifamily mortgage loans held for investment, at amortized cost		130	178

Acquired property, net:
Single-family	Accepted Offer	14	13
	Appraisal	89	73
	Internal Model	117	75
	Walk Forward	48	37
	Various	13	11
Total single-family		281	209

Multifamily	Various	6	34
Total nonrecurring assets at fair value		$4,624	$2,872
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	124

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

	As of September 30, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$63,561	$40,461	$23,100	$—	$—	$63,561
Securities purchased under agreements to resell	23,950	—	23,950	—	—	23,950
Trading securities	58,253	54,687	3,526	40	—	58,253
Available-for-sale securities	741	—	67	674	—	741
Mortgage loans held for sale	4,177	—	877	3,513	—	4,390
Mortgage loans held for investment, net of allowance for loan losses	4,100,551	—	3,371,881	169,412	—	3,541,293
Advances to lenders	3,443	—	3,443	—	—	3,443
Derivative assets at fair value	498	—	628	33	(163)	498
Guaranty assets and buy-ups	92	—	—	176	—	176
Total financial assets	$4,255,266	$95,148	$3,427,472	$173,848	$(163)	$3,696,305

Financial liabilities:
Short-term debt:
Of Fannie Mae	$2,989	$—	$2,989	$—	$—	$2,989
Long-term debt:
Of Fannie Mae	126,787	—	124,513	538	—	125,051
Of consolidated trusts	4,078,038	—	3,458,942	38,421	—	3,497,363
Derivative liabilities at fair value	923	—	5,691	65	(4,833)	923
Guaranty obligations	101	—	—	80	—	80
Total financial liabilities	$4,208,838	$—	$3,592,135	$39,104	$(4,833)	$3,626,406

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	125

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$108,631	$64,531	$44,100	$—	$—	$108,631
Securities purchased under agreements to resell	20,743	—	20,743	—	—	20,743
Trading securities	88,206	83,581	4,568	57	—	88,206
Available-for-sale securities	837	—	84	753	—	837
Mortgage loans held for sale	5,134	—	178	5,307	—	5,485
Mortgage loans held for investment, net of allowance for loan losses	3,963,108	—	3,796,917	209,090	—	4,006,007
Advances to lenders	8,414	—	8,413	1	—	8,414
Derivative assets at fair value	171	—	256	152	(237)	171
Guaranty assets and buy-ups	92	—	—	207	—	207
Total financial assets	$4,195,336	$148,112	$3,875,259	$215,567	$(237)	$4,238,701

Financial liabilities:
Short-term debt:
Of Fannie Mae	$2,795	$—	$2,795	$—	$—	$2,795
Long-term debt:
Of Fannie Mae	198,097	—	205,142	799	—	205,941
Of consolidated trusts	3,957,299	—	3,951,537	32,644	—	3,984,181
Derivative liabilities at fair value	233	—	1,385	21	(1,173)	233
Guaranty obligations	101	—	—	101	—	101
Total financial liabilities	$4,158,525	$—	$4,160,859	$33,565	$(1,173)	$4,193,251
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	126

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	September 30, 2022			December 31, 2021
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,691	$1,766	$16,758	$4,964	$2,381	$21,735
Unpaid principal balance	3,956	1,732	16,906	4,601	2,197	19,314
(1)Includes nonaccrual loans with a fair value of $44 million and $86 million as of September 30, 2022 and December 31, 2021, respectively. Includes loans that are 90 days or more past due with a fair value of $53 million and $125 million as of September 30, 2022 and December 31, 2021, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $209 million and $587 million for the three and nine months ended September 30, 2022 and gains of $28 million and $48 million for the three and nine months ended September 30, 2021 from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
We recorded gains of $787 million and $2.4 billion for the three and nine months ended September 30, 2022 and gains of $62 million and $346 million for the three and nine months ended September 30, 2021, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.
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
We have substantial and valid defenses to the claims in the proceedings described below and intend to defend these matters vigorously. However, legal actions and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Accordingly, the outcome of any given matter and the amount or range of potential loss at particular points in time is frequently difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how the court will apply the law. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel may view the evidence and applicable law.
On a quarterly basis, we review relevant information about all pending legal actions and proceedings for the purpose of evaluating and revising our contingencies, accruals and disclosures. We establish an accrual only for matters when the likelihood of a loss is probable and we can reasonably estimate the amount of such loss. We are often unable to estimate the possible losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek indeterminate or unspecified damages, where there may be novel or unsettled legal questions relevant to the proceedings, or where settlement negotiations have not occurred or progressed. Given the uncertainties involved in any action or proceeding, regardless of whether we have established an accrual, the ultimate resolution of certain of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	127

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
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred shareholders and classes of Freddie Mac common and preferred shareholders. On September 23, 2022, the court issued a summary judgment ruling that permitted the plaintiffs in these lawsuits to present to a jury their claims for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial and the trial was conducted from October 17, 2022 to November 1, 2022. Jury deliberations began on November 1, 2022.
The jury in this trial was not able to reach a verdict and the judge declared a mistrial on November 7, 2022. We expect the court to set a new trial date. In the trial, plaintiffs requested $779 million in damages from Fannie Mae and prejudgment interest on the amount of any damages. We estimate that prejudgment interest, if awarded, would be calculated at a rate of 5.75% and expect plaintiffs to seek such interest from August 17, 2012. Prejudgment interest calculated from August 17, 2012 through September 30, 2022 based on the amount of damages plaintiffs requested would be approximately $450 million. The ultimate amount of prejudgment interest awarded, if any, would be impacted by the amount of damages awarded, the date from and through which interest is calculated, and other determinations by the court. At this time, we do not believe the likelihood of loss is probable; therefore, we have not established an accrual in connection with these lawsuits. However, it is reasonably possible that the plaintiffs could ultimately prevail in this matter and, if so, we may incur a loss up to the amount of damages discussed above and any related interest.
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	128

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements
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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 2 to the table. Because of these exclusions, we had a deficit in available capital as of September 30, 2022, even though we had positive net worth under GAAP of $58.8 billion as of September 30, 2022.
As of September 30, 2022, we had a $258 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $183 billion under the standardized approach of the rule as shown in the table below. As of September 30, 2022, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the rule.

Capital Metrics under the Enterprise Regulatory Capital Framework as of September 30, 2022(1)
(Dollars in billions)
Adjusted total assets	$4,540
Risk-weighted assets	1,298

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(4)	Available Capital (Deficit) Ratio(3)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital(5)	$(53)	$104	$104	(4.1)%	8.0%	8.0%
Common equity tier 1 capital	(94)	58	137	(7.2)	4.5	10.6
Tier 1 capital	(75)	78	157	(5.8)	6.0	12.1
Adjusted total capital	(75)	104	183	(5.8)	8.0	14.1
Leverage capital:
Core capital(6)	(62)	113	113	(1.4)	2.5	2.5
Tier 1 capital	(75)	113	136	(1.7)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of September 30, 2022, this resulted in the full deduction of deferred tax assets ($12.7 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
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

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	129

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of September 30, 2022 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer.

Fannie Mae (In conservatorship) Third Quarter 2022 Form 10-Q	130

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of September 30, 2022, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2022 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2022 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2022 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2022 and as of the date of filing this report:
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

Fannie Mae Third Quarter 2022 Form 10-Q	131

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2022 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2022 (“Third Quarter 2022 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2022 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the Third Quarter 2022 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2022 Form 10-Q and had no objection to our filing the Third Quarter 2022 Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from July 1, 2022 through September 30, 2022 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes and updating existing systems.

Fannie Mae Third Quarter 2022 Form 10-Q	132

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2021 Form 10-K, our First Quarter 2022 Form 10-Q and our Second Quarter 2022 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending after June 30, 2022 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial and the trial was conducted from October 17, 2022 to November 1, 2022. Jury deliberations began on November 1, 2022. The jury in this trial was not able to reach a verdict and the judge declared a mistrial on November 7, 2022. We expect the court to set a new trial date. See “Note 13, Commitments and Contingencies” for additional information.
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
Western District of Michigan (Rop et al. v. FHFA et al.). On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss. On October 4, 2022, the U.S. Court

Fannie Mae Third Quarter 2022 Form 10-Q	133

Other Information

of Appeals for the Sixth Circuit reversed the dismissal and remanded the case to the district court to determine whether the stockholders suffered compensable harm.
District of Minnesota (Bhatti et al. v. FHFA et al.). On June 22, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the District of Minnesota. The court dismissed the case on July 6, 2018. On October 6, 2021, the U.S. Court of Appeals for the Eighth Circuit affirmed in part and reversed in part the district court’s ruling and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On January 26, 2022, plaintiffs filed an amended complaint. On March 11 and March 14, 2022, Treasury and FHFA each filed motions to dismiss the new complaint.
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

Fannie Mae Third Quarter 2022 Form 10-Q	134

Other Information

Our business and financial results are affected by general economic conditions, including home prices and employment trends, and changes in economic conditions or financial markets may materially adversely affect our business and financial condition.
In general, a prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Our business is significantly affected by the status of the U.S. economy, including home prices and employment trends, as well as economic output levels, interest and inflation rates, and shifts in fiscal and monetary policies. As described in “MD&A—Key Market Economic Indicators” in this report, we currently expect that a modest recession is likely to occur beginning in the first quarter of 2023, resulting in an increase in the unemployment rate. In addition, home prices declined slightly on a national basis in the third quarter of 2022, and we expect additional home price declines in the fourth quarter of 2022 and in 2023.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in November 2021 and concluded its asset purchase program in March 2022. In March 2022, the Federal Reserve stated that it would reinvest principal payments from its holdings of both agency debt and agency mortgage-backed securities into agency mortgage-backed securities, and that it expected to begin reducing its holdings of agency debt and agency mortgage-backed securities. In May 2022, the Federal Reserve announced its plans to reduce its securities holdings over time by reinvesting principal payments from agency debt and agency mortgage-backed securities only to the extent those payments exceed monthly caps; the cap was initially set at $17.5 billion per month beginning on June 1, 2022, and increased to $35 billion per month in September 2022. In addition, the Federal Reserve has raised the target range for the federal funds rate several times this year to address inflation, and in November 2022 stated that it anticipates that ongoing increases in the target range will be appropriate. The strength in inflation also contributed to the sharp rise in mortgage rates in 2022, and mortgage rates may continue to rise. The increase in mortgage interest rates has already led to a slowdown in housing demand and a reduction in our business volume. Due to the recent sharp rise in interest rates and increases in mortgage spreads, we have been issuing MBS with higher coupon yields. Demand for, and liquidity of, these higher MBS coupon yields has been lower than typical demand and liquidity for our MBS. Further rate increases would likely further reduce our business volume and demand for and the liquidity of our MBS, which could adversely affect our results of operations, net worth and financial condition. Further rate increases also could result in greater home price declines, which also could adversely affect our results of operations, net worth and financial condition.
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

Fannie Mae Third Quarter 2022 Form 10-Q	135

Other Information

described in “Business—Conservatorship, Treasury Agreements and Housing Finance Reform—Treasury Agreements—Covenants under Treasury Agreements” in our 2021 Form 10-K. During the quarter ended September 30, 2022, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2022.
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

Fannie Mae Third Quarter 2022 Form 10-Q	136

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
While not currently applicable, our payment of dividends will be subject to the following restrictions under the enterprise regulatory capital framework effective on the date of termination of our conservatorship:
Restrictions Under Enterprise Regulatory Capital Framework. During a calendar quarter, we will not be permitted to pay dividends or make any other capital distributions (or create an obligation to make such distributions) that, in the aggregate, exceed the amount equal to our eligible retained income for the quarter multiplied by our maximum payout ratio. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. We will not be subject to this limitation on distributions if we have a capital conservation buffer that is greater than our prescribed capital conservation buffer amount and a leverage buffer that is greater than our prescribed leverage buffer amount. Notwithstanding the above-described limitations, FHFA may permit us to make a distribution upon our request, if FHFA determines that the distribution would not be contrary to the purposes of this section of the enterprise regulatory capital framework or to our safety and soundness. We will not be permitted to make any distributions during a quarter if our eligible retained income is negative and either (a) our capital conservation buffer is less than our stress capital buffer or (b) our leverage buffer is less than our prescribed leverage buffer amount.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae Third Quarter 2022 Form 10-Q	137

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae Third Quarter 2022 Form 10-Q	138

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ David C. Benson
David C. Benson President and Interim Chief Executive Officer
Date: November 8, 2022

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: November 8, 2022

Fannie Mae Third Quarter 2022 Form 10-Q	139