Form 10-K
period 2022-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2023-02-14
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
The aggregate market value of the common stock held by non-affiliates computed by reference to the closing price of the common stock quoted on the OTCQB on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $498 million.
As of February 1, 2023, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae 2022 Form 10-K	i

Fannie Mae 2022 Form 10-K	ii

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

We are not currently permitted to pay dividends or other distributions to stockholders. Our agreements with the U.S. Department of the Treasury (“Treasury”) include a commitment from Treasury to provide us with funds to maintain a positive net worth under specified conditions; however, the U.S. government does not guarantee our securities or other obligations. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, and our agreements with Treasury, see “Business—Conservatorship and Treasury Agreements” and “Risk Factors—GSE and Conservatorship Risk.”

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
Item 1.  Business
Introduction

Fannie Mae is a leading source of financing for mortgages in the United States. Organized as a government-sponsored entity, Fannie Mae is a shareholder-owned corporation. We were chartered by Congress to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. Our revenues are primarily driven by guaranty fees we receive for assuming the credit risk on loans underlying the mortgage-backed securities we issue. We do not originate loans or lend money directly to borrowers. Rather, we work primarily with lenders who originate loans to borrowers. We acquire and securitize those loans into mortgage-backed securities that we guarantee (which we refer to as Fannie Mae MBS or our MBS).

Fannie Mae 2022 Form 10-K	1

Business | Executive Summary
Executive Summary

Please read this summary together with our MD&A, our consolidated financial statements as of December 31, 2022 and the accompanying notes.
Summary of Our Financial Performance
2022 vs. 2021
•Net revenues remained relatively flat in 2022 compared with 2021, as lower amortization income was offset by higher income from portfolios and higher base guaranty fee income.
◦Lower amortization income was driven by a higher interest rate environment in 2022, which slowed refinancing activity driving lower prepayment volumes compared with 2021.
◦Higher income from portfolios was primarily driven by higher yields on assets in our other investments portfolio as a result of increases in interest rates, as well as a decrease in interest expense on our long-term funding debt due to a decrease in the average outstanding balance; and
◦Higher base guaranty fee income was due to an increase in the size of our guaranty book of business and higher average charged guaranty fees.
•Net income decreased $9.3 billion in 2022 compared with 2021, primarily driven by a $11.4 billion shift to provision for credit losses in 2022 from a benefit for credit losses in 2021. Also contributing to the decline in net income was a $1.6 billion shift to investment losses in 2022 from investment gains in 2021. These decreases were partially offset by higher fair value gains.
◦Provision for credit losses in 2022 was due to:
•A single-family provision primarily driven by decreases in forecasted home prices, the overall credit risk profile of our newly acquired loans, and rising interest rates.
•A multifamily provision primarily driven by an increase in expected credit losses on our seniors housing portfolio, which has been disproportionately impacted by recent market conditions, as well as higher actual and projected interest rates.
◦Net investment losses in 2022 were primarily driven by a significant decrease in the market value of single-family loans, which resulted in valuation losses on loans held-for-sale as of December 31, 2022, as well as lower prices on loans sold during the year. Net investment gains in 2021 were driven by strong loan pricing coupled with a high volume of single-family loan sales during the year.

Fannie Mae 2022 Form 10-K	2

Business | Executive Summary
◦Fair value gains in 2022 were primarily driven by the impact of rising interest rates and widening of the secondary spread, which led to price declines. As a result of the price declines, we recognized gains on our commitments to sell mortgage-related securities and long-term debt of consolidated trusts held at fair value. These gains were partially offset by fair value losses on fixed-rate trading securities.
•Net worth increased by $12.9 billion in 2022 to $60.3 billion as of December 31, 2022. The increase is attributed to $12.9 billion of comprehensive income for the year ended December 31, 2022.
2021 vs. 2020
•Net revenues increased $4.6 billion in 2021 compared with 2020, driven by higher base guaranty fee income and higher amortization income partially offset by lower income from portfolios.
◦Higher base guaranty fee income was driven by the growth of our guaranty book of business along with higher average guaranty fees related to the loans in our book of business in 2021.
◦Higher amortization income was due to high prepayment volumes from loan refinancings as a result of the continued low interest-rate environment. The loans and associated debt of consolidated trusts that liquidated in 2021 also had larger unamortized deferred fees than those that liquidated in 2020.
◦Lower net interest income from our portfolios compared with 2020 was due to lower average balances and lower yields on our mortgage loans and securities partially offset by lower borrowing costs on our long-term funding debt.
•Net income increased $10.4 billion in 2021 compared with 2020, mainly due to higher net revenues as discussed above plus a shift from provision for credit losses in 2020 to a benefit for credit losses in 2021. Benefit for credit losses in 2021 was primarily driven by strong actual and forecasted home price growth, a benefit from the redesignation of certain nonperforming and reperforming loans and a reduction in our estimate of losses we expected to incur as a result of the COVID-19 pandemic, partially offset by a provision for higher actual and projected interest rates.
•Net worth increased by $22.1 billion in 2021 to $47.4 billion as of December 31, 2021. The increase is attributed to $22.1 billion of comprehensive income for the year ended December 31, 2021.
Liquidity Provided in 2022
Through our single-family and multifamily business segments, we provided $684 billion in liquidity to the mortgage market in 2022, which enabled the financing of approximately 2.6 million home purchases, refinancings and rental units.
Fannie Mae Provided $684 billion in Liquidity in 2022

Unpaid Principal Balance	Units

$378B	1,151K Single-Family Home Purchases

$237B	886K Single-Family Refinancings

$69B	598K Multifamily Rental Units
We continued our commitment to green financing in 2022, issuing a total of $9.1 billion in multifamily green MBS, $1.4 billion in single-family green MBS, and $781 million in multifamily green resecuritizations. We also issued $11.8 billion in multifamily social MBS and $773 million in multifamily social resecuritizations in 2022. These green and social bonds were issued in alignment with our Sustainable Bond Framework, which guides our issuances of green and social bonds that support energy and water efficiency and housing affordability. A portion of these bonds meet both program criteria and are included in each respective category.

Fannie Mae 2022 Form 10-K	3

Business | Our Mission, Strategy and Charter
Our Mission, Strategy and Charter

Our Mission and Strategy
Our mission is to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America.
We have developed a new strategic plan for 2023 to 2025 representing how we intend to achieve our mission and chartered purposes in a safe and sound manner. Our strategic plan includes the following foundational objectives and related priorities.

Objectives	Related Priorities
Improve Access to Equitable and Sustainable Housing: Build on our mission-first culture to deliver positive community outcomes that serve renters and homeowners.	•Advance greater equity in the housing finance system by removing significant barriers to quality affordable housing, particularly for historically underserved consumers.

•Increase and preserve access to sustainable housing by maintaining inclusive credit standards, helping consumers navigate hardships, and supporting the housing ecosystem’s adaptation to climate change.

•Increase efficiency, reduce frictions, and benefit borrowers and renters through lender, fintech, and other stakeholder engagements.
Enhance our Financial and Risk Positions: Ensure that we are financially secure, can earn investable returns, and manage risk to the firm and the housing finance system.	•Improve our capabilities to price and manage our business to balance mission, housing goals, duties to serve, risk profile, returns, and securities performance.
•Manage risk dynamically through changing market conditions, evolving risks, and the growing impacts of climate change.
•Generate strong financial results and continue to build net worth.
This strategic plan remains subject to FHFA review and approval.
In addition, since 2012, FHFA has released annual corporate performance objectives for us, referred to as the conservatorship scorecard. For information on FHFA’s 2023 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 10, 2023. For information on FHFA’s 2022 conservatorship scorecard objectives and our performance against these objectives, see “Executive Compensation—Determination of 2022 Compensation—Assessment of Corporate Performance against 2022 Scorecard.”
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

Fannie Mae 2022 Form 10-K	4

Business | Our Mission, Strategy and Charter
Principal balance limitations. To meet our purposes, the Charter Act authorizes us to purchase and securitize mortgage loans secured by single-family and multifamily properties. Our acquisitions of single-family conventional mortgage loans are subject to maximum original principal balance limits, known as “conforming loan limits.” The conforming loan limits are adjusted each year based on FHFA’s housing price index. In most of the U.S., the conforming loan limit for mortgages secured by one-family residences was set at $647,200 for 2022, and will increase to $726,200 for 2023. Higher limits apply for mortgages secured by two- to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). In addition, higher loan limits of up to 150% of the otherwise applicable loan limit apply in certain high-cost areas. The Charter Act does not impose maximum original principal balance limits on loans we purchase or securitize that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”).
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

Fannie Mae 2022 Form 10-K	5

Business | Mortgage Securitizations
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

Fannie Mae 2022 Form 10-K	6

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

Fannie Mae 2022 Form 10-K	7

Business | Mortgage Securitizations
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
In July 2022, we implemented a new upfront fee to create structured securities that include Freddie Mac securities, calculated as 50 basis points on the portion of the securities made up of Freddie Mac-issued collateral. Previously, there had been no fee to create these commingled securities. We implemented the fee to partially address the cost of capital we are required to hold to guarantee Freddie Mac’s securities. Freddie Mac implemented a similar fee.
On January 19, 2023, we, Freddie Mac and the Director of FHFA announced a reduction in this upfront fee for commingled securities to 9.375 basis points, effective April 1, 2023. In announcing the reduced fee, the Director of FHFA stated that FHFA is dedicated to preserving the strength and resilience of the UMBS market and committed to maintaining a durable framework that will enable commingling activity to resume in a way that addresses the concerns of all stakeholders to the greatest extent possible. She also stated that FHFA continues its review of the enterprise regulatory capital framework to ensure the framework appropriately reflects the risks of Fannie Mae’s and Freddie Mac’s business activities, including commingled securities.
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
Common Securitization Platform
Certain aspects of the securitization process for our single-family Fannie Mae MBS issuances are performed by Common Securitization Solutions, LLC (“CSS”), which is a limited liability company we own jointly with Freddie Mac. CSS operates a common securitization platform, which was designed to allow for the potential integration of additional market participants in the future. In October 2021, FHFA announced its determination that CSS should focus on maintaining the resiliency of Fannie Mae’s and Freddie Mac’s mortgage-backed securities platform instead of expanding its role to serve a broader market.
We rely on the common securitization platform operated by CSS to securitize the single-family MBS we issue and for ongoing administrative functions for our single-family MBS. We do not use the common securitization platform for multifamily Fannie Mae MBS. See “Risk Factors—GSE and Conservatorship Risk” for a discussion of risks posed by our reliance on CSS.
Managing Mortgage Credit Risk

Effectively pricing and managing mortgage credit risk is key to our business. Below we discuss key elements of how we are compensated for and manage the risk of credit losses through the life cycle of our loans.
Loan Acquisition Policies
Loans we acquire must be underwritten in accordance with our guidelines and standards.
•In Single-Family, the substantial majority of loans we acquire are assessed by Desktop Underwriter® (DU®), our proprietary single-family automated underwriting system. DU performs a comprehensive evaluation of the primary risk factors of a mortgage. We regularly review DU’s underlying models to determine whether its risk analysis and eligibility assessment appropriately reflect current market conditions and loan performance data to ensure the loans we acquire are consistent with our risk appetite and FHFA guidance.

Fannie Mae 2022 Form 10-K	8

Business | Managing Mortgage Credit Risk
•In Multifamily, we acquire the vast majority of our loans through our Delegated Underwriting and Servicing (DUS®) Program. DUS lenders, who must be pre-approved by us, are delegated the authority to underwrite and service loans for delivery to us in accordance with our standards and requirements. Based on a given loan’s unique characteristics and our established delegation criteria, lenders assess whether a loan must be reviewed by us. If review is required, our internal credit team will assess the loan’s risk profile to determine if it meets our risk tolerances. DUS lenders also share with us the risk of loss on our multifamily loans, thereby aligning our interests throughout the life of the loan. We closely monitor our multifamily loan acquisitions and market conditions and, as appropriate, make changes to our standards and requirements to ensure the amount and characteristics of the multifamily loans we acquire are consistent with our risk appetite and FHFA guidance, such as FHFA’s annual volume cap.
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
•We consider single-family loans to be seriously delinquent when they are 90 days or more past due or in the foreclosure process. Once a single-family loan becomes 36 days past due, the servicer is required to make weekly attempts, for the next six months, to contact the borrower to try to engage in steps to resolve the delinquency. Our loss mitigation tools include payment forbearance, repayment plans, payment deferrals and loan modifications. We describe these tools and discuss them further in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management.” Successful loan reperformance is heavily influenced by the effective use of these tools and the amount of equity the borrower has in their home.
•For delinquent loans that are unable to reperform, we use alternatives to foreclosure where possible, such as short sales, which generally reduce our credit losses while helping borrowers avoid foreclosure. We provide more information on short sales and our other foreclosure alternatives in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management—Loan Workout Metrics—Foreclosure Alternatives.” When we acquire properties, including through foreclosure, our primary objectives are to facilitate equitable and sustainable access to homeownership, quality affordable rental housing, and housing for owner occupant and community-minded purchasers, while obtaining the highest price possible. The value of the underlying property relative to the loan’s unpaid principal balance has a significant impact on the severity of loss we incur as a result of loan default. We provide information on the mark-to-market LTV ratio of loans in our single-family conventional book of business in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring.”
•We present additional information on the credit characteristics and performance of our single-family loans in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” and “Note 13, Concentrations of Credit Risk—Risk Characteristics of our Guaranty Book of Business.”
Multifamily Loans
•For multifamily loans, key indicators of credit risk are debt service coverage ratios (“DSCRs”) and delinquency rates. Loans with lower DSCRs, particularly loans with an estimated current DSCR below 1.0, and seriously

Fannie Mae 2022 Form 10-K	9

Business | Managing Mortgage Credit Risk
delinquent loans indicate a heightened risk of default. We consider a multifamily loan seriously delinquent when it is 60 days or more past due.
•For loans with indicators of heightened default risk, our DUS lenders work with us to help maintain the credit quality of the multifamily guaranty book of business and prevent foreclosures through loss mitigation strategies such as payment forbearance or loan modification.
•For loans that ultimately default, we work to minimize the severity of loss in several ways, including pursuing contractual remedies through our DUS loss-sharing arrangements and with providers of additional credit enhancements where available.
•We may offer forbearance for borrowers experiencing temporary challenges, like natural disasters and financial hardship.
•We present information on the credit characteristics and performance of our multifamily loans in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management” and “Note 13, Concentrations of Credit Risk—Risk Characteristics of our Guaranty Book of Business.”
Sharing and Selling Credit Risk
In addition to managing credit risk through our selling and servicing practices, we also share and transfer credit risk to third parties through a variety of credit enhancement products and programs.
•For single-family loans we acquire with an LTV ratio over 80% our charter generally requires credit enhancement, which we typically meet through third-party primary mortgage insurance.
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
•We use other types of credit enhancements, including pool mortgage insurance and credit risk transfer transactions. In our credit risk transfer transactions, we use risk-sharing capabilities we have developed to obtain credit enhancement by transferring portions of our single-family and multifamily mortgage credit risk on reference pools of mortgage loans to the private market. Our credit risk transfer transactions effectively reduce the guaranty fee income we retain on the loans covered by the transactions, as a portion of the guaranty fee on the loans is paid to investors as compensation for taking a share of the credit risk. Our credit risk transfer transactions are designed to transfer to the investors, in exchange for these payments, a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment.
For more information about our loans with credit enhancement, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” See “Risk Factors—Credit Risk” for discussion of the mortgage credit risks we face.
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

Fannie Mae 2022 Form 10-K	10

Business | Conservatorship and Treasury Agreements
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
A Supreme Court decision in June 2021, in Collins et al. v. Yellen, Secretary of the Treasury, et al., held that the President has the power to remove the Director of FHFA for any reason, not just for cause. The Supreme Court’s opinion in Collins v. Yellen also included an expansive interpretation of FHFA’s authority as conservator under the Housing and Economic Recovery Act of 2008, noting that “when the FHFA acts as a conservator, it may aim to rehabilitate the regulated entity in a way that, while not in the best interests of the regulated entity, is beneficial to the Agency and, by extension, the public it serves.” See “Risk Factors—GSE and Conservatorship Risk” for a discussion of the risks relating to conservatorship.
Treasury Agreements
On September 7, 2008, Fannie Mae, through FHFA in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury, pursuant to which we issued to Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and a warrant to purchase shares of common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised for a nominal price. The senior preferred stock purchase agreement and the dividend and liquidation provisions of the senior preferred stock have been amended multiple times, most recently in January 2021, pursuant to a letter agreement between us, through FHFA in its capacity as conservator, and Treasury. Some provisions added to the agreement in January 2021 were subsequently temporarily suspended pursuant to a September 2021 letter agreement. Below we discuss the terms of the senior preferred stock purchase agreement and the senior preferred stock as they are currently in effect. See “Risk Factors—GSE and Conservatorship Risk” for a description of the risks to our business relating to the senior preferred stock purchase agreement, as well as the adverse effects of the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.
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

Fannie Mae 2022 Form 10-K	11

Business | Conservatorship and Treasury Agreements
amount of remaining funding under the agreement would be reduced by the amount of our draw. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process.
Commitment Fee and Capital Reserve End Date
The senior preferred stock purchase agreement provides for the payment of an unspecified quarterly commitment fee to Treasury to compensate Treasury for its ongoing support under the senior preferred stock purchase agreement. The amount of this fee, as well as a number of the agreement’s other terms and the terms of the senior preferred stock, depend on whether we have reached the “capital reserve end date,” which is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework, which is discussed in “Legislation and Regulation—GSE-Focused Matters—Capital Requirements.” Under the agreement, (1) through and continuing until the capital reserve end date, the periodic commitment fee will not be set, accrue, or be payable, and (2) not later than the capital reserve end date, we and Treasury, in consultation with the Chair of the Federal Reserve, will agree to set the periodic commitment fee. Treasury’s funding commitment under the senior preferred stock purchase agreement has no expiration date. The agreement provides that Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations); or (3) the funding by Treasury of the maximum amount that may be funded under the agreement. In addition, Treasury may terminate its funding commitment and declare the agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers.
Debt and MBS Holders
If we default on payments with respect to our debt securities or guaranteed Fannie Mae MBS and Treasury fails to perform its obligations under its funding commitment, and if we and/or the conservator are not diligently pursuing remedies in respect of that failure, the senior preferred stock purchase agreement provides that any holder of such defaulted debt securities or Fannie Mae MBS may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund us up to (1) the amount necessary to cure the payment defaults on our debt and Fannie Mae MBS, (2) the deficiency amount, or (3) the amount of remaining funding under the senior preferred stock purchase agreement, whichever is the least. Any payment that Treasury makes under those circumstances would be treated for all purposes as a draw under the senior preferred stock purchase agreement that would increase the liquidation preference of the senior preferred stock.
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

Fannie Mae 2022 Form 10-K	12

Business | Conservatorship and Treasury Agreements
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
Under the terms that currently govern the senior preferred stock, the aggregate liquidation preference will be increased by the following:
•any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement (as of the date of this filing, the cumulative amount Treasury has paid to us under its funding commitment is $119.8 billion);
•any quarterly commitment fees that are payable but not paid in cash (no such fees have become payable, nor will such fees be set until the capital reserve end date);
•any dividends that are payable but not paid in cash to Treasury, regardless of whether or not they are declared; and
•at the end of each fiscal quarter through and including the capital reserve end date, an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
The aggregate liquidation preference of the senior preferred stock was $180.3 billion as of December 31, 2022. It will increase to $181.8 billion as of March 31, 2023 due to the $1.4 billion increase in our net worth during the fourth quarter of 2022.
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
Limitations on Redemption and Paydown of Liquidation Preference; Requirement to Pay Net Proceeds of Capital Stock Issuances to Reduce Liquidation Preference
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accumulated and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition to these exceptions, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance, with the exception of up to $70 billion in aggregate gross cash proceeds from the issuance of common stock, must be used to pay down the liquidation preference of the senior preferred stock. As described below under “Covenants under Treasury Agreements,” we may issue common stock ranking pari passu or junior to the common stock issued to Treasury in connection with the exercise of its warrant provided that (i) Treasury has already exercised its warrant in full, and (ii) all currently pending significant litigation relating to the conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement has been resolved. The liquidation preference of each

Fannie Mae 2022 Form 10-K	13

Business | Conservatorship and Treasury Agreements
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
•Mortgage Asset Limit. The senior preferred stock purchase agreement limits the amount of mortgage assets we are permitted to own to $225 billion. We are currently managing our business to a $202.5 billion mortgage asset cap pursuant to instructions from FHFA. Our mortgage assets as of December 31, 2022 were

Fannie Mae 2022 Form 10-K	14

Business | Conservatorship and Treasury Agreements
$79.5 billion, which includes 10% of the notional value of interest-only securities we hold. We disclose the amount of our mortgage assets each month in the “Endnotes” to our Monthly Summaries, which are available on our website and announced in a press release.
•Debt Limit. Our debt limit under the senior preferred stock purchase agreement is set at 120% of the amount of mortgage assets we were allowed to own under the agreement on December 31 of the immediately preceding calendar year. This debt limit is currently $270 billion. As calculated for this purpose, our indebtedness as of December 31, 2022 was $139.3 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries.
Compensation. Another covenant prohibits us from entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements with any of our executive officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.
Annual Risk Management Plan Covenant. Each year we remain in conservatorship we are required to provide Treasury a risk management plan that sets out our strategy for reducing our risk profile, describes the actions we will take to reduce the financial and operational risk associated with each of our business segments, and includes an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent risk management plan to Treasury in December 2022.
Covenants Added in January 2021 and Currently in Effect
In addition to the changes described above to covenants already in the senior preferred stock purchase agreement, the January 2021 letter agreement added the following additional covenants that are currently in effect:
•Enterprise Regulatory Capital Framework. We are required to comply with the enterprise regulatory capital framework rule published by FHFA in the Federal Register on December 17, 2020, disregarding any subsequent amendments or modifications to the rule.
As described in “Legislation and Regulation—GSE-Focused Matters—Capital Requirements” below, FHFA published additional final rules amending the enterprise regulatory capital framework in 2022. FHFA has instructed us to report our capital requirements under the amended enterprise regulatory capital framework, not under the original requirements of the framework published in December 2020. Accordingly, we are not in compliance with this covenant. Although our compliance with the covenants in the senior preferred stock purchase agreement is not a condition of Treasury’s funding commitment under that agreement, FHFA, as our conservator and regulator, has the authority to direct compliance or impose consequences for any non-compliance with that agreement.
•New Business Restrictions. The following additional restrictive covenants that relate to our single-family business activities:
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
◦Single-Family Loan Eligibility Requirements Program. We are required to maintain a program reasonably designed to ensure that the single-family loans we acquire are limited to:
▪qualified mortgages, except government-backed loans;
▪loans exempt from the Consumer Financial Protection Bureau’s (the “CFPB’s”) ability-to-repay and qualified mortgage rule, except timeshares and home equity lines of credit;
▪loans secured by an investment property;
▪refinancing loans with streamlined underwriting originated in accordance with our eligibility criteria for high loan-to-value refinancings;
▪loans originated with temporary underwriting flexibilities during times of exigent circumstances, as determined in consultation with FHFA;

Fannie Mae 2022 Form 10-K	15

Business | Conservatorship and Treasury Agreements
▪loans secured by manufactured housing; and
▪such other loans that FHFA may designate that were eligible for purchase by us as of the date of the January 2021 letter agreement.
Covenants Added in January 2021 and Temporarily Suspended in September 2021
The business restrictions described below were added to the senior preferred stock purchase agreement as a result of the January 2021 letter agreement and subsequently temporarily suspended pursuant to a letter agreement dated September 14, 2021. Under the terms of the September 2021 letter agreement, the suspension of these provisions will terminate six months after Treasury so notifies us. As of the date of this filing, we have not received a notification from Treasury regarding the termination of these suspensions. Although the restrictions on these activities under the senior preferred stock purchase agreement are temporarily suspended, in the ordinary course of business these and other business activities are subject to constraints from a variety of sources, including board- and management-approved risk limits, capital considerations and FHFA instructions. These suspended restrictions are as follows:
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
•Limit on Multifamily Volume. This suspended provision would require that we not acquire more than $80 billion in multifamily mortgage assets in any 52-week period, with this multifamily volume cap to be adjusted up or down by FHFA at the end of each calendar year based on changes to the consumer price index. Additionally, at least 50% of our multifamily acquisitions in any calendar year must, at the time of acquisition, be classified as mission-driven, consistent with FHFA guidelines. Although this provision has been suspended, FHFA has established a cap on our new multifamily business volume and required that a minimum portion of our multifamily business volume be mission-driven, focused on certain affordable and underserved market segments. For more information on our multifamily volume cap, see “Legislation and Regulation—GSE-Focused Matters—Multifamily Business Volume Cap” and “MD&A—Multifamily Business—Multifamily Business Metrics.”
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
Equitable Housing Finance Plan
In September 2021, FHFA instructed Fannie Mae and Freddie Mac to submit Equitable Housing Finance Plans to FHFA by the end of 2021. We publicly released our first Equitable Housing Finance Plan in June 2022. Consistent with the GSE Act, the plan provides a three-year roadmap for our actions to advance equity in housing finance by working to remove barriers to affordable rental housing and homeownership experienced by members of underserved populations, particularly racial and ethnic groups with a significant homeownership rate disparity. Fannie Mae’s Equitable Housing Finance Plan focuses on empowering Black renters and homeowners in three key areas:
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

Fannie Mae 2022 Form 10-K	16

Business | Conservatorship and Treasury Agreements
FHFA is also requiring Fannie Mae and Freddie Mac to submit annual progress reports on the actions undertaken during the prior year to implement their plans.
We are focusing in this initial plan on the needs of Black homeowners and renters, a population for whom inequities caused by past discriminatory housing practices are particularly profound. Based on data from the Census Bureau’s 2019 American Community Survey, the Black homeownership rate is estimated to be approximately 30 percentage points lower than the white homeownership rate. While our solutions seek to address key obstacles that Black homeowners and renters face as they secure housing, we expect they will benefit borrowers and renters in all populations. In the future, we expect to expand the focus of our equitable housing efforts to address challenges faced by other populations who have been historically underserved by the housing finance system, including Latino homeowners and renters.
In connection with our Equitable Housing Finance Plan and in support of other efforts we may undertake to support equitable housing, we anticipate establishing and supporting special purpose credit programs. We launched a special purpose credit program pilot with a number of lenders in 2022 and anticipate expanding this pilot with additional lenders in 2023. Under the Equal Credit Opportunity Act, creditors can create special purpose credit programs for groups that have been historically disadvantaged in obtaining credit. Special purpose credit programs benefit applicants who would otherwise be denied credit or receive it on less favorable terms.
Legislation and Regulation

As a federally chartered corporation and as a financial institution, we are subject to government regulation and oversight. FHFA, our primary regulator, regulates our safety and soundness and our mission, and also acts as our conservator. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks (“FHLBs”). The U.S. Department of Housing and Urban Development (“HUD”) and FHFA regulate us with respect to fair lending matters. Our regulators also include the SEC and Treasury. In addition, even if we are not directly subject to an agency’s regulation or oversight, regulations by that agency that affect mortgage lenders and servicers, debt investors, or the markets for our MBS or debt securities could have a significant impact on us.
Housing Finance Reform
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
Capital Requirements
In December 2020, FHFA published a final rule establishing a new enterprise regulatory capital framework for Fannie Mae and Freddie Mac. FHFA published three additional final rules amending the enterprise regulatory capital framework in March 2022 and June 2022. The March 2022 amendment refined the prescribed leverage buffer amount and the risk-based capital treatment of credit risk transfer transactions, as well as implemented technical corrections. The June 2022 amendments introduced new public disclosure requirements and a requirement to submit annual capital plans to FHFA and provide prior notice to FHFA for certain capital actions. We refer to the rule’s requirements, as amended, as the “enterprise regulatory capital framework.”
The enterprise regulatory capital framework establishes leverage and risk-based capital requirements beyond what is expressly required by the GSE Act. The framework provides a granular assessment of credit risk specific to different mortgage loan categories, as well as components for market risk and operational risk. The enterprise regulatory capital framework includes the following requirements relating to the amount and form of capital we must hold:
•Supplemental leverage and risk-based capital requirements based largely on definitions of capital used in U.S. banking regulators’ regulatory capital framework. Under the leverage capital requirements, we must maintain a tier 1 capital ratio of 2.5% of adjusted total assets. Under the risk-based capital requirements, we must maintain

Fannie Mae 2022 Form 10-K	17

Business | Legislation and Regulation
minimum common equity tier 1 capital, tier 1 capital, and adjusted total capital ratios of 4.5%, 6%, and 8%, respectively, of risk-weighted assets;
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
◦The prescribed leverage buffer amount, or PLBA, represents the amount of tier 1 capital we are required to hold above the minimum tier 1 leverage capital requirement;
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
The dates by which we must comply with the requirements of the enterprise regulatory capital framework are staggered and largely dependent on whether we remain in conservatorship. Our compliance with the capital buffers will be required upon exit from conservatorship, and our compliance with the minimum regulatory capital requirements will be required by the later of our exit from conservatorship or such later date as may be ordered by FHFA. The compliance date for advanced approaches of the rule will be January 1, 2025, or such later date as may be specified by FHFA.
The enterprise regulatory capital framework requires substantially higher levels of capital than the previously applicable statutory minimum capital requirement. To be fully capitalized under the enterprise regulatory capital framework, we must meet all applicable leverage capital requirements and risk-based capital requirements, including applicable buffers, under the standardized approach of the rule. As of December 31, 2022, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the rule, and we had a $258 billion shortfall of our available capital (deficit) to this requirement. See “MD&A—Liquidity and Capital Management—Capital Management—Capital Requirements” and “Note 12, Regulatory Capital Requirements” for more information about our capital metrics under the enterprise regulatory capital framework as of December 31, 2022.
The enterprise regulatory capital framework also contains a number of requirements relating to capital reporting and capital planning, which are either already effective or will become effective in 2023, including:
•A requirement to submit capital reports to FHFA each quarter;
•A requirement to disclose on a quarterly basis in an appropriate publicly available filing or other document our regulatory capital levels, buffers, adjusted total assets and total risk-weighted assets under the standardized approach of the enterprise regulatory capital framework;
•A requirement to provide specified additional public capital disclosures on a quarterly basis; and
•A requirement to submit annual capital plans to FHFA containing specified information and related requirements to obtain FHFA’s approval or provide notice to FHFA for certain capital actions.
Before the enterprise regulatory capital framework went into effect, we followed the requirements of FHFA’s conservatorship capital framework, which was a risk management framework for evaluating business decisions and performance during conservatorship. We have completed our transition from using the conservatorship capital framework to make business and risk decisions to using the enterprise regulatory capital framework and certain other risk measures to make these decisions. We currently operate at a significant shortfall to the enterprise regulatory capital framework’s requirements. Actions we may take to address this shortfall may have a significant impact on our business. Because the timing of when we will be required to hold capital in compliance with the enterprise regulatory capital framework is uncertain and depends on factors outside our control, the impact of these capital requirements on our business remains uncertain.

Fannie Mae 2022 Form 10-K	18

Business | Legislation and Regulation
Stress Testing
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. Under FHFA regulations implementing this requirement, each year we are required to conduct a stress test using two different scenarios of financial conditions provided by FHFA—baseline and severely adverse—and to publish a summary of our stress test results for the severely adverse scenario by August 15. We publish our stress test results on our website. We and FHFA published our most recent stress test results for the severely adverse scenario on August 11, 2022.
Following our publication of our 2022 stress test results, we discovered errors in a model we use to prepare our annual stress test results that affected these results for 2022 and prior years. Once our evaluation of these errors is complete, we will post updated 2022 stress test results for the severely adverse scenario on our website.
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
Receivership
Under the GSE Act, the Director of FHFA must place us into receivership if they make a written determination that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts as they become due, in either case, for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and liabilities would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days thereafter. FHFA has advised us that if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the senior preferred stock purchase agreement, the Director of FHFA will not make a mandatory receivership determination.
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

Fannie Mae 2022 Form 10-K	19

Business | Legislation and Regulation
would likely lead to substantially different financial results. For more information on the risks to our business relating to receivership and uncertainties regarding the future of our business, see “Risk Factors—GSE and Conservatorship Risk.”
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
Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps, which we describe in “Mortgage Securitizations.” We are prohibited from passing through the cost of these allocations to the originators of the mortgage loans that we purchase or securitize. For each year’s new business purchases since 2015, we have set aside amounts for these contributions and transferred the funds when directed by FHFA to do so. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Treasury Interest in Affordable Housing Allocations” for information on our contribution for 2022 new business purchases.
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
FHFA Rule on Credit Score Models
Fannie Mae uses credit scores to establish a minimum credit threshold for mortgage lending, provide a foundation for risk-based pricing, and support disclosures to investors. Under an FHFA rule that became effective in October 2019, we are required to validate and approve third-party credit score models and obtain FHFA’s approval of our determination. We must evaluate the models for factors such as accuracy, reliability and integrity, as well as impacts on fair lending and the mortgage industry. For a discussion of our current credit score model and FHFA’s announcement of its validation and approval of two new credit score models for use by Fannie Mae and Freddie Mac, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and

Fannie Mae 2022 Form 10-K	20

Business | Legislation and Regulation
Underwriting and Servicing Standards—New Credit Score Models and Expected Change to Credit Report Requirement.”
Interagency Action Plan to Advance Property Appraisal and Valuation Equity
In March 2022, the Interagency Task Force on Property Appraisal and Valuation Equity (the “PAVE Task Force”) published an Action Plan to Advance Property Appraisal and Valuation Equity (the “PAVE Action Plan”). The PAVE Task Force is composed of thirteen federal agencies and offices, including HUD and FHFA. The PAVE Action Plan outlines the historical role of racism in the valuation of residential property, examines the various forms of bias that can appear in residential property valuation practices, describes affirmative steps that federal agencies will take to advance equity in the residential property valuation process, and outlines further recommendations that government and industry stakeholders can initiate. Some of the proposed actions contained in the PAVE Action Plan, including additional initiatives the PAVE Task Force is considering such as expanded use of alternatives to traditional appraisals, could have a significant impact on our current appraisal and valuation policies and procedures. We expect to work closely with FHFA on any potential future changes to these policies and procedures in support of the PAVE Action Plan and any further recommendations of the PAVE Task Force.
Housing Goals
In this and the following sections, we discuss our housing goals and our duty to serve obligations pursuant to the GSE Act, as well as FHFA’s requirement, as our conservator, that a portion of our new multifamily business be focused on affordable and underserved markets.
Our housing goals, which are established by FHFA in accordance with the GSE Act, require that a specified amount of mortgage loans we acquire meet specified standards relating to affordability or location. For single-family goals, our acquisitions are measured against the lower of benchmarks set by FHFA or the level of goal-eligible originations in the primary mortgage market. The single-family benchmarks are expressed as a percentage of the total number of goal-eligible single-family mortgages acquired each year. Multifamily goals for 2022 and prior years were established as a fixed number of units to be financed; however, as described below, our new multifamily goals for 2023 and 2024 are expressed as a percentage of goal-eligible units in multifamily properties financed by mortgages acquired each year.
2021 Housing Goals
In October 2022, FHFA determined that we met all of our 2021 single-family and multifamily housing goals. The tables below display information about our 2021 housing goals and our performance against these goals.

Single-Family Housing Goals
	2021(1)
	FHFA Benchmark	Single-Family Market Level	Result
Low-income (≤80% of area median income) home purchase goal	24%	26.7%	28.7%
Very low-income (≤50% of area median income) home purchase goal	6	6.8	7.4
Low-income areas home purchase goal(2)	18	22.9	24.5
Low-income areas home purchase subgoal(3)	14	19.1	20.3
Low-income refinancing goal	21	26.1	26.2
(1)    The FHFA benchmarks and our results are expressed as a percentage of the total number of goal-eligible single-family mortgages acquired during the year. The single-family market level is the percentage of goal-eligible single-family mortgages originated in the primary mortgage market during the year.
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

Fannie Mae 2022 Form 10-K	21

Business | Legislation and Regulation

Multifamily Housing Goals
	2021(1)
	Goal	Result

Low-income (≤80% of area median income) goal	315,000	384,488
Very low-income (≤50% of area median income) subgoal	60,000	83,459
Small multifamily low-income subgoal(2)	10,000	14,409
(1)    FHFA goals and our results are expressed as number of units financed during the year.
(2)    Units in small multifamily properties (defined as properties with 5 to 50 units) affordable to low-income families.
2022 to 2024 Housing Goals
In December 2021, FHFA published a final rule establishing new benchmark levels for our single-family housing goals for 2022 through 2024 and new multifamily housing goals for 2022. In December 2022, FHFA published a final rule establishing new multifamily housing goals for 2023 and 2024.
2022 to 2024 Single-Family Housing Goals
FHFA will continue to evaluate our performance against the single-family housing goals using a two-part approach that compares the goal-qualifying share of our single-family mortgage acquisitions against both a benchmark level and a market level. To meet a single-family housing goal or subgoal, the percentage of our single-family mortgage acquisitions that meet each goal or subgoal must equal or exceed either the benchmark level set in advance by FHFA or the market level for that year. The market level is determined retrospectively each year based on actual goal-eligible originations in the primary mortgage market as measured by FHFA based on Home Mortgage Disclosure Act data for that year.
The December 2021 final rule established two new single-family home purchase subgoals to replace the prior low-income areas home purchase subgoal: a new minority census tracts subgoal and a new low-income census tracts subgoal, which are described in the table below. The December 2021 final rule also increased the benchmark levels for the remaining single-family housing goals.

FHFA Benchmark Level
Single-Family Goals	2022-2024
Low-income home purchase goal(1)	28%
Very low-income home purchase goal(2)	7%
Low-income areas home purchase goal(3)	20% (2022)
Minority census tracts subgoal (new)(4)	10%
Low-income census tracts subgoal (new)(5)	4%
Low-income refinancing goal(6)	26%
(1)        Home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 80% of area median income.
(2)        Home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 50% of area median income.
(3)        Home purchase mortgages on single-family, owner-occupied properties with borrowers in census tracts with median income no greater than 80% of area median income; borrowers with incomes no greater than 100% of area median income in minority census tracts; and borrowers in designated disaster areas. Minority census tracts are those that have a minority population of at least 30% and a median income of less than 100% of area median income. For 2018 to 2021, FHFA set the low-income areas home purchase goal benchmark level on an annual basis by adding a disaster area increment to the low-income areas subgoal benchmark level. For 2022 to 2024, FHFA sets the low-income areas home purchase goal benchmark level on an annual basis by adding a disaster area increment to the sum of the benchmark levels for the minority census tracts subgoal and the low-income census tracts subgoal.
(4)        Home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 100% of area median income in minority census tracts.
(5)        (i) Home purchase mortgages on single-family, owner-occupied properties to borrowers (regardless of income) in low-income census tracts that are not minority census tracts, and (ii) home purchase mortgages on single-family, owner-occupied properties to borrowers with incomes greater than 100% of area median income in low-income census tracts that are also minority census tracts. Low income census tracts are those where the median income is no greater than 80% of area median income.
(6)        Refinancing mortgages on single-family, owner-occupied properties to borrowers with incomes no greater than 80% of area median income.
We believe we met all of our 2022 single-family housing goal benchmarks other than the low-income home purchase benchmark and the very low-income home purchase benchmark. As noted above, we are in compliance with the single-

Fannie Mae 2022 Form 10-K	22

Business | Legislation and Regulation
family housing goals if we meet either the benchmarks or market share measures, so we may still meet our goals. FHFA will make a final determination regarding our 2022 single-family housing goals performance later in the year, after the release of data reported under the Home Mortgage Disclosure Act.
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
2022 Multifamily Housing Goals
In response to comments on its rule proposal, FHFA’s final rule published in December 2021 established multifamily housing goals for 2022 only, rather than for 2022 through 2024. The December 2021 final rule increased each of the multifamily housing goals. FHFA will evaluate our performance for 2022 against the following multifamily goals.

Goal
Multifamily Goals	2022
Low-income goal(1)	415,000
Very low-income subgoal(2)	88,000
Small multifamily low-income subgoal(3)	17,000
(1)        Affordable to low-income families, defined as families with incomes no greater than 80% of area median income.
(2)        Affordable to very low-income families, defined as families with incomes no greater than 50% of area median income.
(3)        Units in small multifamily properties (defined as properties with 5 to 50 units) affordable to low-income families.
We believe we met all of our 2022 multifamily housing goals, and FHFA will make a final determination regarding this performance later in the year.
2023 and 2024 Multifamily Housing Goals
In December 2022, FHFA published a final rule on our multifamily housing goals for 2023 and 2024. Rather than measuring the multifamily housing goals based on a fixed number of units, our 2023 and 2024 multifamily housing goals are based on the percentage share of the goal-qualifying units in our annual multifamily loan acquisitions that are affordable to each income category. The rule did not change the underlying criteria that determine which multifamily units qualify for credit under the housing goals.
The table below sets forth our multifamily housing goals for 2023 and 2024.

Goal
Multifamily Goals	2023 and 2024
(Percentage share of goal-eligible units)
Low-income goal(1)	61%
Very low-income subgoal2)	12
Small multifamily low-income subgoal(3)	2.5
(1)    Affordable to low-income families, defined as families with incomes less than or equal to 80% of area median income.
(2)    Affordable to very low-income families, defined as families with incomes less than or equal to 50% of area median income.
(3)    Units in small multifamily properties (defined as properties with 5 to 50 units) affordable to low-income families.
The final rule noted that FHFA may adjust these 2023 and 2024 multifamily housing goals following publication in light of market conditions or for other reasons.
As described in “Risk Factors—GSE and Conservatorship Risk,” actions we may take to meet our housing goals and duty to serve requirements described below may materially increase our provision for credit losses and our write-offs.
Multifamily Business Volume Cap
As our conservator, FHFA has established caps on our new multifamily business volume and requirements that a portion of our multifamily volume be focused on affordable and underserved markets. Our multifamily loan purchase cap for 2023 is $75 billion, a reduction from the $78 billion cap applicable for 2022. Consistent with the 2022 cap, a minimum of 50% of our 2023 multifamily loan purchases must be mission-driven, focused on specified affordable and underserved market segments; however, FHFA has revised the multifamily requirements for mission-driven, affordable housing for 2023, including by:

Fannie Mae 2022 Form 10-K	23

Business | Legislation and Regulation
•Removing the requirement that 25% of multifamily loan purchases must be affordable to residents earning 60% or less of area median income to reduce inconsistencies with FHFA’s housing goals; and
•Within the mission-driven eligibility criteria, creating a new category focused on preserving affordability in workforce housing to encourage financing of loans on properties with rent or income restrictions affordable at levels that meet market needs.
See “MD&A—Multifamily Business—Multifamily Business Metrics” for more information about our multifamily business volume cap, which is a requirement under the scorecard FHFA issued establishing 2023 corporate performance objectives for us. More information on FHFA’s 2023 scorecard is provided in our current report on Form 8-K filed on January 10, 2023.
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
FHFA reviews our draft underserved markets plans. In response to comments we received from FHFA on our initially proposed plans for 2022 to 2024, we revised our draft plans for further FHFA consideration. FHFA issued a non-objection to the revised draft plans in April 2022.
FHFA has also established an annual process for evaluating our achievements under the plans, with performance results to be reported to Congress annually. If FHFA determines that we failed to meet the requirements of an underserved markets plan, FHFA may require us to submit a housing plan for FHFA approval that could require us to take additional steps. In October 2022, FHFA reported its determination that we complied with our 2021 duty to serve requirements. We believe we also met our 2022 duty to serve obligations. FHFA will determine our performance with respect to our 2022 duty to serve obligations in 2023.
Guaranty Fees and Pricing
Our guaranty fees and pricing are subject to regulatory, legislative and conservatorship requirements, including FHFA guidance and instruction. These requirements include the following:
•Upfront Fees. We use loan-level price adjustments, including various upfront risk-based fees, to price for the credit risk we assume in providing our guaranty on the single-family loans we acquire. FHFA, as conservator, must approve changes to the national loan-level price adjustments (or upfront fees) that we charge for the risk we assume in providing our guaranty and can direct us to make other changes to our guaranty fee pricing for new single-family acquisitions.
•Base Fees. We have the ability to change our base single-family contractual guaranty fee pricing, subject to minimum base guaranty fees set by FHFA in its regulatory capacity. These minimum base guaranty fees generally apply to our acquisitions of 30-year and 15-year single-family fixed-rate loans in lender swap transactions.

Fannie Mae 2022 Form 10-K	24

Business | Legislation and Regulation
•Return Targets. For new single-family and multifamily acquisitions, FHFA has instructed us to meet a minimum return on equity target based on our capital requirements. FHFA also has instructed us to establish a long-term target for returns at the enterprise level, which may impact our guaranty fees.
•TCCA Fees. In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.” In November 2021, the Infrastructure Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family residential mortgages delivered to us and pay the associated revenue to Treasury. In January 2022, FHFA advised us to continue to pay these TCCA fees to Treasury with respect to all single-family loans acquired by us before October 1, 2032, and to continue to remit these amounts to Treasury on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. As noted in “Glossary of Terms Used in This Report,” in this report we use the term “TCCA fees” to refer to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we remit to Treasury on a quarterly basis.
•UMBS. Our ability to change our single-family guaranty fee pricing is limited by the FHFA rule described in “FHFA Rule on Uniform Mortgage-Backed Securities” below, as our single-family guaranty fees is one of the covered items.
See “MD&A—Single-Family Business—Single-Family Business Metrics—Recent and Future Price Changes” for a discussion of changes to our single-family guaranty fee pricing announced in 2022 and 2023. Also see “MD&A—Consolidated Results of Operations—TCCA Fees” and “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Transactions with Treasury—Obligation to Pay TCCA Fees to Treasury” for additional discussion of our TCCA fees.
New Products and Activities
The GSE Act requires us to provide advance notice to FHFA before undertaking a new activity and to obtain prior approval from FHFA before offering a new product to the market, subject to certain exclusions. In December 2022, FHFA adopted a final rule implementing these provisions. The final rule will be effective February 27, 2023, and will replace an interim final rule that has been in place since July 2009.
The final rule establishes a process for the review of new activities and products by FHFA, including providing for a 30-day public notice and comment period with respect to new products. The final rule also establishes criteria for determining what constitutes a new activity that requires advance notice to FHFA and what is excluded from being considered a new activity, such as enhancements or modifications to DU or to the mortgage terms and conditions or underwriting criteria relating to the mortgages we purchase or guarantee. The final rule describes a new product as any new activity that FHFA determines merits public notice and comment about whether it is in the public interest. FHFA may approve a new product proposed by us if FHFA determines that the new product is authorized under our charter, in the public interest and consistent with safety and soundness. The final rule provides that FHFA has the authority to place conditions or limitations on a new activity or a new product.
Executive Compensation
The amount and type of compensation we may pay our executives is subject to a number of legal and regulatory restrictions, particularly while we are in conservatorship. For a description of our executive compensation program and legal, regulatory and conservator requirements that affect our executive compensation, see “Executive Compensation.”
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

Fannie Mae 2022 Form 10-K	25

Business | Legislation and Regulation
change the credit risk profile of the single-family mortgages securitized by a GSE. We believe that our policies and practices are generally aligned with the requirements specified by FHFA pursuant to the rule. However, FHFA may mandate additional alignment efforts in the future, and the impact of any such efforts on our business or our MBS is uncertain. See “Mortgage Securitizations—Uniform Mortgage-Backed Securities, or UMBS—UMBS and Structured Securities” for a discussion of a new upfront fee for commingled securities that we announced in January 2023 and a statement issued by the Director of FHFA relating to this fee and FHFA’s review of the enterprise regulatory capital framework.
Industry and General Matters
COVID-19 Response
In response to the COVID-19 pandemic, a number of legislative and executive actions were taken by the federal government and state and local governments to assist affected borrowers and renters and to slow the spread of the pandemic, including actions that applied to the loans we guarantee. While most of these actions are no longer in effect, the COVID-19 national emergency remains in place. In January 2023, the Administration announced it intends to extend the COVID-19 national emergency to May 11, 2023, and end the emergency on that date. We continue to offer forbearance relief and other home retention solutions to borrowers affected by the COVID-19 pandemic, as described in “MD&A—Single-Family Business—Single-Family Problem Loan Management.”
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
In December 2020, the CFPB published a rule amendment that eliminated the qualified mortgage patch and replaced the 43% DTI ratio limit and certain other requirements for a standard qualified mortgage with a pricing and underwriting framework. The final qualified mortgage rule went into effect in March 2021, with lenders initially required to comply beginning in July 2021. In April 2021, the CFPB published a final rule extending the mandatory compliance date to October 2022 and thereby also extending the qualified mortgage patch. The qualified mortgage patch was allowed to expire on October 1, 2022. We do not expect the final qualified mortgage rule to impact our business significantly. See “Risk Factors—GSE and Conservatorship Risk” and “Risk Factors—Legal and Regulatory Risk” for more information on risks presented by regulatory changes in the financial services industry.

Fannie Mae 2022 Form 10-K	26

Business | Legislation and Regulation
Single-Counterparty Credit Limit
The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has adopted rules to restrict the counterparty credit exposures of U.S.-based global systemically important banks (“U.S. G-SIBs”) and certain large bank holding companies, large savings and loan holding companies, and U.S. intermediate holding companies that are subsidiaries of foreign banking organizations. These rules generally limit the exposure of a covered organization to any counterparty and its affiliates to no more than 25% of the covered organization’s tier 1 capital. U.S. G-SIBs must adhere to a stricter limit of 15% of their tier 1 capital for exposures to any other U.S. G-SIB or non-bank entity supervised by the Federal Reserve.
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
Transition from LIBOR and Alternative Reference Rates
In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Inter-bank Offered Rate (“LIBOR”), announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations. ICE Benchmark Administration (“IBA”), the administrator of LIBOR, ceased publication of one-week and two-month U.S. dollar LIBOR after December 2021. In November 2022, the FCA issued a consultation paper stating that overnight, one-month, three-month, six-month and twelve-month LIBOR will continue to be published in their representative, bank panel quotation-based form until June 30, 2023. In the same consultation paper, the FCA proposed to require publication of the one-month, three-month and six-month LIBOR on a non-representative, synthetic basis (that is, calculated based on the use of a term rate using the Secured Overnight Financing Rate) until the end of September 2024.
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
In support of the ARRC’s efforts to develop SOFR as a key market index, we issued the market’s first SOFR securities in 2018. We also have taken numerous steps to transition our financial instruments away from LIBOR; including using SOFR-indexed adjustable-rate mortgage products for new originations for our single-family business and our multifamily business, ceasing our purchase of any LIBOR adjustable-rate mortgage loans, issuing SOFR-indexed REMIC securities, and ceasing the issuance of new LIBOR REMIC securities. We supported the initial development of SOFR-indexed interest rate swaps and futures transactions and continue to execute these SOFR trades on a frequent basis. We have not issued LIBOR debt securities since 2017, and we no longer enter into new LIBOR derivatives trades that increase our LIBOR risk exposure.
Our LIBOR-indexed derivative contracts historically represented the largest category (measured by notional amount) of our LIBOR exposure. During 2021, we terminated the vast majority of our LIBOR derivatives transactions (and, where appropriate, entered into new SOFR derivatives trades). While we have a small amount of remaining legacy LIBOR derivatives trades that will mature after June 2023, the related contracts provide that LIBOR will be replaced with SOFR once LIBOR ceases to be published.
Given that our derivatives LIBOR exposure has been significantly decreased and the transition to SOFR has been addressed, our three principal sources of continued exposure to LIBOR arise from (1) single-family and multifamily

Fannie Mae 2022 Form 10-K	27

Business | Legislation and Regulation
LIBOR-based adjustable-rate mortgage loans that we have securitized or own; (2) LIBOR-indexed REMIC structured securities that we have issued; and (3) LIBOR-indexed credit risk transfer securities. Each of those products allow us to select a replacement index if LIBOR ceases to be published or, for products issued in 2020 or after, uses fallback language based predominantly on the recommendations of the ARRC.
In December 2022, the Federal Reserve Board published Regulation ZZ, a final regulation that provides default rules for certain contracts that use LIBOR as the benchmark reference interest rate index. Regulation ZZ implements the “Adjustable Interest Rate (LIBOR) Act” (the “LIBOR Act”), which was enacted in March 2022 and establishes a clear and uniform process for replacing LIBOR as the benchmark reference interest rate index in existing contracts that do not contain a clearly defined or practicable replacement benchmark for when LIBOR is discontinued. Under Regulation ZZ, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended, to instead reference the benchmark interest rate indices identified by the Federal Reserve Board in the regulation.
The replacement benchmark interest rate indices identified by the Federal Reserve Board in Regulation ZZ are based on SOFR and include appropriate “tenor spread adjustments” to reflect historical spreads between LIBOR and SOFR. In December 2022, FHFA, as our conservator, directed us to adopt the Federal Reserve-selected benchmark replacement indices, including applicable tenor spread adjustments, in the case of all legacy contracts and financial instruments in which we will exercise discretion in selecting a LIBOR replacement index. On December 22, 2022, we announced the following replacement indices for the legacy LIBOR loans and securities for which we are responsible for selecting the replacement index, which are the benchmark replacements provided in Regulation ZZ and are based on SOFR:
•Single-family adjustable-rate mortgages (“ARMs”) and related MBS: Relevant tenor of term SOFR published by CME Group Benchmark Administration, Ltd. plus the applicable tenor spread adjustment specified in Regulation ZZ; and
•Multifamily ARMs and related MBS, credit risk transfer securities, and collateralized mortgage obligations: 30-day average SOFR plus the applicable tenor spread adjustment specified in Regulation ZZ.
Our transition to these replacement indices will occur the day after June 30, 2023, the last date on which all remaining tenors of USD LIBOR will be published.
The LIBOR Act and Regulation ZZ establish a safe harbor for market participants that act in accordance with such legislation and regulation, shielding them from litigation for selecting and implementing the Federal Reserve-selected replacement indices and related conforming changes. As a result, the LIBOR Act and Regulation ZZ reduce the risks to us associated with the approaching cessation of LIBOR. See “Risk Factors—Market and Industry Risk” for a discussion of the risks to our results of operations, financial condition, liquidity and net worth posed by the discontinuance of LIBOR.
SEC Proposed Rule Prohibiting Conflicts of Interest in Certain Securitizations
In January 2023, the SEC issued a proposed rule prohibiting conflicts of interest in certain securitization transactions. The proposed rule would restrict securitization participants from engaging in certain transactions with respect to an asset-backed security for a period ending one year after the initial sale of that security and also specifies certain prohibited transaction types. The proposed rule provides an exception for our asset-backed securities so long as those securities are fully guaranteed by us and we are operating under the conservatorship of FHFA with capital support from the United States.
As a result, if adopted as proposed, the rule could affect or prohibit our ability to enter into credit risk transfer transactions following our exit from conservatorship. Further, while the SEC indicated in the proposing release its intent to exempt us from the rule while we are in conservatorship, questions remain regarding the proposed rule and we are still assessing the potential impact of the rule on our credit risk transfer transactions during conservatorship. In addition, there can be no assurance that the final rule will not reflect important modifications, including with respect to the exception for our asset-backed securities prior to our exit from conservatorship.
Human Capital

Overview
Our employees are key to ensuring our long-term success and meeting our strategic objectives. We had approximately 8,000 employees as of December 31, 2022, our final pay-period end date in 2022. Because we design, build and maintain complex systems to support our specialized role in the secondary mortgage market, 41% of our employees work in technology-related jobs. A tight labor market and remote work opportunities increased the competition we faced from other companies in hiring new employees, as well as in retaining our employees. Competition was especially high

Fannie Mae 2022 Form 10-K	28

Business | Human Capital
for employees with technology skills. While voluntary attrition steadily declined to a near pre-pandemic level throughout 2022, we remain focused on attracting, engaging, retaining and developing a highly skilled workforce in this competitive market. During 2022, an average of 8% of total positions in the company and 10% of our technology-related positions were vacant. Our vacancy rate at any given point in time can be affected by factors such as hiring priorities, labor market conditions, and headcount growth rates. We discuss how restrictions on our compensation and uncertainty with respect to our future can affect our ability to retain and recruit employees in “Risk Factors—GSE and Conservatorship Risk.” Despite conservatorship, an uncertain future, and limitations on the compensation we are able to offer, we believe many employees and potential recruits are attracted by our mission and the compelling nature of our work.
See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Human Capital Management Oversight” for information on oversight of human capital management by our Board of Directors’ Compensation and Human Capital Committee.
Employee Engagement
We are committed to maintaining an engaged workforce as we believe engagement is critical to the ongoing achievement of the company’s and the conservator’s goals. We monitor employee engagement through regular surveys. In 2022, the vast majority of our employees agreed with statements such as that they would recommend Fannie Mae as a great place to work, which we consider to be strong indicators of their engagement. We believe our ability to recruit and retain employees and keep them engaged is influenced by the opportunity to do interesting work that supports our mission. We also offer employee benefits to encourage involvement in socially positive efforts, including those that echo our mission. Specifically, we offer employees up to $5,000 per year in matching charitable gifts (subject to overall available funding) and 10 hours of paid leave each month to engage in volunteer activities. We have also established a relief fund to which our employees can make charitable donations to assist employees who have suffered losses as a result of a natural disaster or other catastrophic event. In January 2023, we introduced new benefits to support our employees’ mental, physical and financial well-being, including expanded paid parental, caretaker and vacation leave and a new leave for employees experiencing a home catastrophe.
Employee Development
We invest in our employees’ development to support the success of the company as well as our employees. We seek to provide training and opportunities that enable employees to develop digital, leadership and other critical skills we need to achieve our strategic objectives and fulfill our mission. Through Fannie Mae University, our platform for employee development, our employees can build knowledge and skills with the help of online courses, videos and other resources. We have worked on instilling lean management techniques, practices and behaviors throughout our workforce and Agile development principles for employees engaged in product development. We also emphasize to our employees their responsibility for and role in managing risk through our risk-assessment and monitoring activities, training and corporate messaging.
Safety and Resiliency
In 2022, we continued to prioritize the safety and resiliency of our workforce. Recognizing that our employees are balancing a number of competing obligations, we seek to provide an environment that supports our business needs while helping employees better meet their personal obligations. We embrace hybrid ways of working and operate in a hybrid work model, with office space where teams can come together and flexibility regarding when employees will be in the office. A significant majority of our employees are primarily working remotely and we currently expect they will continue to work primarily remotely for the foreseeable future. To date, our business resiliency plans and technology systems have effectively supported this remote work arrangement. To support our employees in their remote work environment, we have offered office supply stipends. We have also taken a number of steps to support employee resiliency, including extending our practice of half-day flexible Fridays through 2023.
Diversity and Inclusion
We seek to foster an environment in which all employees are treated with dignity and respect, have the opportunity to contribute to meaningful work and grow their careers in an inclusive environment free from discrimination, harassment, and retaliation. We believe this commitment helps us attract and retain a skilled, diverse workforce at all levels of our organization. As of December 31, 2022, racial or ethnic minorities constituted 58% of our overall workforce and 28% of our officer-level employees, and women constituted 44% of our overall workforce and 39% of our officer-level employees.
In 2022, to ensure a strong leadership focus on diversity and inclusion, we appointed a Chief Diversity & Inclusion Officer to the management committee reporting to our President. The Chief Diversity & Inclusion Officer leads our Office of Minority and Women Inclusion, which is responsible for driving the development of our diversity and inclusion

Fannie Mae 2022 Form 10-K	29

Business | Human Capital
strategic plan in partnership with leaders across the company, and reporting on our progress against the plan. We also sponsor programs and activities to cultivate a diverse and inclusive work environment by focusing on inclusive leadership principles, talent development, enterprise accessibility, team and group dynamics, and a consistent communications strategy that reinforces the practice of driving inclusion to achieve innovative solutions. We supported ten voluntary, grassroots employee resource groups in 2022 that are open to all employees, support diversity and inclusion, and provide a forum for members to come together for professional growth and development, cultural awareness, education, community service, and networking across the organization. Our officer-led Diversity Advisory Council supports the integration of our diversity and inclusion strategy throughout the company.
Our commitment to diversity extends to our Board of Directors. Over half of Fannie Mae’s Board members are women and/or racial or ethnic minorities. See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Composition of Board of Directors” for additional information on the diversity of our Board of Directors.
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
•our future aggregate liquidation preference and net worth;
•economic, mortgage market and housing market conditions (including expectations regarding economic recession, home price declines, unemployment rates, refinance volumes and interest rates), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
•our business plans and strategies, and their impact;
•climate change and its impact;
•the impact of changes in our guaranty fee pricing;
•the impact of future changes to our credit score model requirements and our credit report requirements;
•the effects of our credit risk transfer transactions, as well as the factors that will affect our engagement in future credit risk transfer transactions;
•volatility in our financial results and the impact of hedge accounting on such volatility;
•the size and composition of our retained mortgage portfolio, and the factors that will affect them;
•the impact of the adoption of new accounting guidance;
•the impact of the transition from LIBOR to SOFR on our measurement of interest-rate risk and financial results;
•the impact of legislation and regulation on our business or financial results;
•our payments to HUD and Treasury funds under the GSE Act;
•the risks to our business;

Fannie Mae 2022 Form 10-K	30

Business | Forward-Looking Statements
•the future credit performance of the loans in our guaranty book of business (including future loan delinquencies and foreclosures) and the factors that will affect such performance;
•our expectations relating to cyber attacks and other information security threats;
•the factors that will affect the competition we face;
•how we intend to meet our debt obligations and the factors that will affect our access to debt funding; and
•our expectations relating to legal and regulatory actions and proceedings.
Forward-looking statements reflect our management’s current expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic conditions in the markets in which we are active and that otherwise impact our business plans. Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to significant risks and uncertainties and changes in circumstances. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.
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
•the prevalence and severity of future COVID-19 outbreaks; the actions taken to contain the virus, or treat its impact, including government actions to mitigate the economic impact of the pandemic; borrower and renter behavior in response to the pandemic and its economic impact; the short-term and long-term impact of COVID-19 infections on the U.S. workforce; and future economic and operating conditions, including the economic impact of outbreaks or increases in the number or severity of COVID-19 cases;
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
•a default by the United States government on its obligations;
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
•developments that may be difficult to predict, including: market conditions that result in changes in our amortization income from our guaranty book of business or changes in net interest income from our portfolios, fluctuations in the estimated fair value of our derivatives and other financial instruments that we mark to market through our earnings; and developments that affect our loss reserves, such as changes in interest rates, home prices or accounting standards, or events such as natural or other disasters, the emergence of widespread health emergencies or pandemics, or other disruptive or catastrophic events;
•uncertainties relating to the discontinuance of LIBOR, or other market changes that could impact the loans we own or guarantee or our MBS;
•disruptions or instability in the housing and credit markets;
•the size and our share of the U.S. mortgage market and the factors that affect them, including population growth and household formation;
•growth, deterioration and the overall health and stability of the U.S. economy, including U.S. gross domestic product (“GDP”), unemployment rates, personal income, inflation and other indicators thereof;
•changes in fiscal or monetary policy of the U.S. or other countries, and the impact of such changes on domestic and international financial markets;

Fannie Mae 2022 Form 10-K	31

Business | Forward-Looking Statements
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
•our reliance on CSS and the common securitization platform CSS operates for a majority of our single-family securitization activities; provisions in the CSS limited liability company agreement that permit FHFA to add members to the CSS Board of Managers, which may limit the ability of Fannie Mae and Freddie Mac to control decisions of the Board; and changes FHFA may require in our relationship with or in our support of CSS;
•a decrease in our credit ratings;
•limitations on our ability to access the debt capital markets;
•constraints on our entry into new credit risk transfer transactions;
•significant changes in forbearance, modification and foreclosure activity;
•the volume and pace of any future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;
•changes in borrower behavior;
•actions we may take to mitigate losses, and the effectiveness of our loss mitigation strategies, management of our real estate owned (“REO”) inventory and pursuit of contractual remedies;
•defaults by one or more institutional counterparties;
•resolution or settlement agreements we may enter into with our counterparties;
•our need to rely on third parties to fully achieve some of our corporate objectives;
•our reliance on mortgage servicers;
•changes in GAAP, guidance by the Financial Accounting Standards Board (“FASB”) and changes to our accounting policies;
•changes in the fair value of our assets and liabilities;

Fannie Mae 2022 Form 10-K	32

Business | Forward-Looking Statements
•the stability and adequacy of the systems and infrastructure that impact our operations, including ours and those of CSS, our other counterparties and other third parties;
•the impact of interdependence between the single-family mortgage securitization programs of Fannie Mae and Freddie Mac in connection with UMBS;
•operational control weaknesses;
•our reliance on models and future updates we make to our models, including the data and assumptions used by these models;
•the effectiveness of our risk management processes and related controls, including those relating to climate risk and model risk;
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
Risk Factors Summary
The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities. This summary does not contain all of the information that may be important to you, and you should read the more detailed discussion of risks that follows this summary.
GSE and Conservatorship Risk
•The future of our company is uncertain.
•FHFA, as our conservator, controls our business activities. We may be required to take actions that are difficult to implement, reduce our profitability or expose us to additional risk.
•Our business activities are significantly affected by the senior preferred stock purchase agreement.
•Our regulator is authorized or required to place us into receivership under specified conditions, which would result in our liquidation. Amounts recovered by our receiver may not be sufficient to pay claims outstanding against us, repay the liquidation preference of our preferred stock or to provide any proceeds to common shareholders.
•Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies with which we compete for talent.
•Pursuing our housing goals, duty to serve obligations, and Equitable Housing Finance Plan may materially adversely affect our business, results of operations and financial condition.
•The conservatorship and agreements with Treasury adversely affect our common and preferred shareholders.
•The liquidity and market value of our MBS could be adversely affected by negative developments in the UMBS market or from the loss of support from certain regulatory bodies for UMBS.
•Our issuance of UMBS and structured securities backed by Freddie Mac-issued securities exposes us to significant operational and counterparty credit risk.

Fannie Mae 2022 Form 10-K	33

Risk Factors | Risk Factors Summary
•Our reliance on CSS and the common securitization platform exposes us to significant third-party risk.
•We are limited in our ability to diversify our business and undertake activities that management believes would benefit our business.
•An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common and preferred stock.
Credit Risk
•We may incur significant provisions for credit losses and write-offs on the loans in our book of business.
•The credit enhancements we use provide only limited protection against potential future credit losses. These transactions also increase our expenses.
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
•We may suffer losses if borrowers suffer property damage as a result of a hazard for which the borrower has no or insufficient insurance.
•The occurrence of major natural or other disasters in the United States or its territories and the impact of climate change could materially increase our provision for credit losses and our write-offs.
Operational Risk
•A failure in our operational systems or infrastructure, or those of third parties, could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation.
•A breach of the security of our systems or facilities, or those of third parties with which we do business, including as a result of cyber attacks, could damage or disrupt our business or result in the disclosure or misuse of confidential or other information (including personal information), which could damage our reputation, result in regulatory sanctions and/or increase our costs and cause losses that have a material adverse impact on our business, financial results and financial condition.
•Our concurrent implementation of multiple new initiatives may increase our operational risk and result in one or more material weaknesses in our internal control over financial reporting.
•Material weaknesses in our internal control over financial reporting could result in errors in our reported results or disclosures that are not complete or accurate.
•Failure of our models to produce reliable results may adversely affect our ability to manage risk and make effective business decisions, as well as create regulatory and reputational risk.
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
Market and Industry Risk
•Changes in interest rates or our loss of the ability to manage interest-rate risk successfully could adversely affect our financial results and condition, and increase our interest-rate risk.
•Changes in spreads could materially impact our results of operations, net worth and the fair value of our net assets.

Fannie Mae 2022 Form 10-K	34

Risk Factors | Risk Factors Summary
•Uncertainty relating to the discontinuance of LIBOR may adversely affect our results of operations, financial condition, liquidity and net worth.
•Our business and financial results are affected by general economic conditions, including home prices and employment trends, and changes in economic conditions or financial markets may materially adversely affect our business and financial condition.
•Actions by the Federal Reserve can materially affect our business and financial condition, including our business volumes and demand for our mortgage-backed securities.
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
GSE and Conservatorship Risk
The future of our company is uncertain.
The company faces an uncertain future, including how long we will continue to exist in our current form, the extent of our role in the market, the level of government support of our business, how long we will be in conservatorship, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship. The conservatorship has been in place since 2008, is indefinite in duration, and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Our conservatorship could terminate through a receivership. Termination of the conservatorship, other than in connection with a receivership, requires Treasury’s consent under the senior preferred stock purchase agreement; unless (1) all currently pending significant litigation relating to the conservatorship and the August 2012 amendment to the senior preferred stock purchase agreement has been resolved, and (2) for two or more consecutive quarters, our common equity tier 1 capital, together with any other stockholder equity that we may issue in a public offering, equals or exceeds 3% of our adjusted total assets (as defined in the enterprise regulatory capital framework). See “Legal Proceedings” and “Note 16, Commitments and Contingencies” for a discussion of the pending significant litigation relating to the amendment of the senior preferred stock purchase agreement and/or conservatorship.
Our current capital levels are significantly below the levels required under the enterprise regulatory capital framework. Our efforts to build capital to meet our requirements can be significantly affected by the amount and type of our new loan acquisitions, which can drive increases in our required capital that offset or even outpace increases in our available capital. We believe that the returns on our current book of business are not sufficient to attract private investors in our equity securities, which we believe would limit our options for exiting conservatorship. Increasing our returns may require substantial increases in our pricing or changes in other aspects of our business that could significantly affect our competitive position, our loan acquisition volumes, or the type of business we do, including the level of support we

Fannie Mae 2022 Form 10-K	35

Risk Factors | GSE and Conservatorship Risk
provide to low- and moderate-income borrowers and renters. We currently have higher capital requirements than our primary competitor, Freddie Mac, driven primarily by the larger size of our guaranty book of business. These higher capital requirements could negatively affect our ability to compete with Freddie Mac for the acquisition of mortgage loans, reduce our market share, change the mix of loans we acquire, and negatively affect the profitability of the loans we acquire. For more information on the enterprise regulatory capital framework, see “Business—Legislation and Regulation—GSE-Focused Matters—Capital Requirements.” In addition, we believe that Treasury’s potential additional substantial equity ownership in our company, along with restrictions imposed on our business and future dividends and fees we will be required to pay to Treasury under the current terms of the senior preferred stock purchase agreement will reduce our attractiveness to potential equity investors.
The Administration and Congress may consider housing finance reforms or legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress may consider legislation, or federal agencies such as FHFA may consider regulations or administrative actions, to increase the competition we face, reduce our market share, further expand our obligations to provide funds to Treasury, further constrain our business operations, or subject us to other obligations that may adversely affect our business. We cannot predict the timing or content of housing finance reform legislation or other legislation, regulations or administrative actions that will impact our activities, nor can we predict the extent of such impact.
FHFA, as our conservator, controls our business activities. We may be required to take actions that are difficult to implement, reduce our profitability or expose us to additional risk.
In conservatorship, our business is not managed with a strategy to maximize shareholder returns. Our directors owe their fiduciary duties of care and loyalty solely to the conservator. Thus, while we are in conservatorship, the Board has no fiduciary duties to the company or its stockholders. The Supreme Court’s opinion in Collins v. Yellen in June 2021 included an expansive interpretation of FHFA’s authority as conservator under the Housing and Economic Recovery Act of 2008, noting that “when the FHFA acts as a conservator, it may aim to rehabilitate the regulated entity in a way that, while not in the best interests of the regulated entity, is beneficial to the Agency and, by extension, the public it serves.” As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf, and generally has the power to transfer or sell any of our assets or liabilities.
Our strategic direction is subject to FHFA review and approval. FHFA also requires us to meet specified annual corporate performance objectives referred to as the conservatorship scorecard. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities, such as the initiatives we have been pursuing under the conservatorship scorecards. FHFA has and may require us to undertake activities that are costly or difficult to implement. FHFA also has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. For example, FHFA may require us to undertake some activities that: reduce our profitability; expose us to additional credit, market, funding, operational, and other risks; or provide additional support for the mortgage market that serves our mission, but adversely affects our financial results.
FHFA can prevent us from engaging in business activities or transactions that we believe would benefit our business and financial results, and from time to time has done so. For example, because FHFA can direct us to make changes to our guaranty fee pricing and can prevent us from making changes to our guaranty fee pricing, our ability to address changing market conditions, pursue certain strategic objectives, or manage the mix of loans we acquire is constrained.
With FHFA’s broad powers as conservator, changes in leadership at FHFA, including those resulting from a change in the Administration, could result in significant changes to the goals FHFA establishes for us and could have a material impact on our business and financial results. The President has the power to remove the Director of FHFA for any reason.
Our business activities are significantly affected by the senior preferred stock purchase agreement.
Even if we are released from conservatorship, we remain subject to the terms of the senior preferred stock purchase agreement with Treasury, under which we issued the senior preferred stock and warrant. The senior preferred stock purchase agreement can only be canceled or modified with the consent of Treasury. The agreement includes a number of covenants that significantly restrict our business activities. These restrictions under the senior preferred stock purchase agreement could adversely affect our ability to attract capital from the private sector in the future. For more information about the covenants in the senior preferred stock purchase agreement and their potential impact on our business, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements.”

Fannie Mae 2022 Form 10-K	36

Risk Factors | GSE and Conservatorship Risk
Our regulator is authorized or required to place us into receivership under specified conditions, which would result in our liquidation. Amounts recovered by our receiver may not be sufficient to pay claims outstanding against us, repay the liquidation preference of our preferred stock or to provide any proceeds to common shareholders.
The Director of FHFA is required to place us into receivership if they make a written determination that our assets are less than our obligations or if we have not been paying our debts as they become due, in either case, for a period of 60 days after the SEC filing deadline for any of our Form 10-Ks or Form 10-Qs. Although Treasury committed to providing us funds in accordance with the terms of the senior preferred stock purchase agreement, if we need funding from Treasury to avoid triggering FHFA’s obligation to place us into receivership, Treasury may not be able to provide sufficient funds to us within the required 60 days if it has exhausted its borrowing authority, if there is a government shutdown, or if the funding we need exceeds the amount available to us under the agreement. In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for the reasons set forth in the GSE Act, including if our Board or shareholders consent to the appointment of a receiver or, if under the definitions in the GSE Act, we are undercapitalized with no reasonable prospect of becoming adequately capitalized or we are critically undercapitalized. Under the GSE Act, FHFA succeeded to all of the rights, titles, powers and privileges of our board of directors and shareholders.
A receivership would terminate our conservatorship. In addition to the powers FHFA has as our conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter arising from their status as shareholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the GSE Act. If we are placed into receivership and do not or cannot fulfill our MBS guaranty obligations, there may be significant delays of any payments to our MBS holders, and the MBS holders could become unsecured creditors of ours with respect to claims made under our guaranty to the extent the mortgage collateral underlying the Fannie Mae MBS is insufficient to satisfy the claims of the MBS holders.
In the event of a liquidation of our assets, only after payment of secured claims, administrative expenses of the receiver and the immediately preceding conservator, other obligations of the company (other than obligations to shareholders), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. In the event of such a liquidation, we can make no assurances that there would be sufficient proceeds to make any distribution to holders of our preferred stock or common stock, other than to Treasury as the holder of our senior preferred stock. As described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock—Liquidation Preference,” under the current terms of the senior preferred stock, until the capital reserve end date, the liquidation preference of the senior preferred stock increases each quarter by the amount of the increase in our net worth, if any, during the immediately prior fiscal quarter. The aggregate liquidation preference of the senior preferred stock was $180.3 billion as of December 31, 2022 and we expect it will continue to increase as we increase our net worth, leaving less available for holders of our preferred stock or common stock in the event of a liquidation of our assets.
Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified executives and other employees. The conservatorship, the uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to many other companies with which we compete for talent.
Our business is highly dependent on the talents and efforts of our executives and other employees. The conservatorship, the uncertainty of our future, and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit talent. Several of our senior executives departed in the first half of 2022, including our Chief Executive Officer, our Chief Operating Officer, and our Chief Risk Officer. Future attrition in key management positions and challenges in finding replacements could harm our ability to manage our business effectively, to successfully implement strategic initiatives, and ultimately could adversely affect our financial performance.
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

Fannie Mae 2022 Form 10-K	37

Risk Factors | GSE and Conservatorship Risk
receivership. Accordingly, annual direct compensation for our Chief Executive Officer is limited to base salary at an annual rate of $600,000.
•The Stop Trading on Congressional Knowledge Act of 2012, known as the STOCK Act, and related FHFA regulations prohibit our senior executives from receiving bonuses during conservatorship.
•As our conservator, FHFA has the authority to approve the terms and amounts of our executive compensation. FHFA also has the authority to require changes to our executive compensation program, which could affect our ability to retain and recruit executive officers.
•FHFA has advised us that, given our conservatorship status, our executive compensation program is designed generally to provide for lower pay levels relative to large financial services firms that are not in conservatorship. FHFA has directed that we may target between the 25th and 50th percentiles of appropriate market data for new executive hires and compensation increase requests for existing executives, which limits the level of market-competitive compensation we are able to offer our executives if FHFA does not grant an exception. See “Executive Compensation—Compensation Discussion and Analysis—2022 Executive Compensation Program; Chief Executive Officer Compensation” for a description of FHFA’s primary objectives for our executive compensation program, as well as directives and guidance FHFA has provided relating to our executive compensation during conservatorship.
•The terms of our senior preferred stock purchase agreement with Treasury contain specified restrictions relating to compensation, including a prohibition on selling or issuing equity securities without Treasury’s prior written consent except under limited circumstances, which effectively eliminates our ability to offer equity-based compensation to our employees.
As a result of the restrictions on our compensation, we have not been able to incent and reward excellent performance with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives. In addition, the restrictions on our compensation and the uncertainty of potential action by Congress or the Administration with respect to our future— including whether we will exit conservatorship, how long it may take before we exit conservatorship, or whether housing finance reform will result in a significant restructuring of the company or the company no longer continuing to exist—also may adversely affect our ability to retain and recruit executives and other employees.
The cap on our Chief Executive Officer compensation continues to make retention and succession planning for this position difficult, and it may make it difficult to attract qualified candidates for this critical role in the future.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for qualified executives and other employees. A tight labor market and remote work opportunities increased the competition we faced from other companies in 2022 in hiring new executives and other employees, as well as in retaining our executives and employees. If future competition for executive and employee talent is strong and if we are unable to retain, promote and attract executives and other employees with the necessary skills and talent, we would face increased risks for operational failures. In the future, if there are several high-level departures at approximately the same time, our ability to conduct our business could be materially adversely affected, which could have a material adverse effect on our results of operations and financial condition.
Pursuing our housing goals, duty to serve obligations, and Equitable Housing Finance Plan may materially adversely affect our business, results of operations and financial condition.
We are required by the GSE Act to support the housing market in ways that could materially adversely affect our financial results and condition. For example, we are subject to housing goals that require a portion of the mortgage loans we acquire to meet specified standards relating to affordability or location. We also have a duty to serve very low-, low- and moderate-income families in three specified underserved markets: manufactured housing, affordable housing preservation and rural housing. In September 2021, FHFA instructed us to prepare and implement a three-year Equitable Housing Finance Plan. This plan, which we published in June 2022, is intended to advance equity in housing finance by working to remove barriers to affordable rental housing and homeownership experienced by members of underserved populations, particularly racial and ethnic groups with a significant homeownership rate disparity. We are taking actions to support the housing market, including to meet our housing goals, duty to serve obligations and Equitable Housing Finance Plan, that could materially adversely affect our profitability. For example, we are acquiring loans that offer lower expected returns or could materially increase our provision for credit losses and our write-offs. Also see “MD&A—Single-Family Business—Single-Family Business Metrics—Recent and Future Price Changes” for a discussion of price changes we recently implemented for certain first-time homebuyers, low-income borrowers, and underserved communities that could negatively impact the credit risk profile of our new single-family acquisitions and investor interest in our future single-family credit risk transfer transactions.
If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan with additional requirements that could have a material adverse

Fannie Mae 2022 Form 10-K	38

Risk Factors | GSE and Conservatorship Risk
effect on our results of operations and financial condition. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Business—Legislation and Regulation—GSE-Focused Matters” for more information on our housing goals and duty to serve underserved markets and “Business—Conservatorship and Treasury Agreements—Equitable Housing Finance Plan” for more information on our Equitable Housing Finance Plan.
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
Our profits directly increase the liquidation preference of Treasury’s senior preferred stock and, after the capital reserve end date, we will be required to pay dividends on the senior preferred stock. The senior preferred stock ranks senior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, before any distribution is made to the holders of our common stock or other preferred stock. Under the current terms of the senior preferred stock, until the capital reserve end date, the liquidation preference of the senior preferred stock increases each quarter by the amount of the increase in our net worth, if any, during the immediately prior fiscal quarter. We expect the aggregate liquidation preference of the senior preferred stock will continue to increase as we increase our net worth, leaving less available for holders of our preferred stock or common stock in the event of a liquidation of our assets. In addition, the current terms of the senior preferred stock provide that, following the capital reserve end date, we will be required to pay dividends on the senior preferred stock of the lesser of (1) a 10% annual rate on the then-current liquidation preference of the senior preferred stock and (2) an amount equal to the incremental increase in our net worth during the immediately prior fiscal quarter. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock” for more information on the dividend provisions and aggregate liquidation preference of the senior preferred stock.
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
The liquidity and market value of our MBS could be adversely affected by negative developments in the UMBS market or from the loss of support from certain regulatory bodies for UMBS.
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
We may experience price differences with Freddie Mac on individual new production pools of TBA-eligible mortgages, particularly with respect to specified pools and our multi-lender securities. From time to time, we may need to adjust our pricing for a particular new production pool category or introduce new initiatives to maintain alignment and competitiveness with Freddie Mac with respect to the acquisition of such pools. Depending on the amount of pricing

Fannie Mae 2022 Form 10-K	39

Risk Factors | GSE and Conservatorship Risk
adjustments in any period, it is possible that those adjustments could adversely affect our guaranty fee revenues for that period.
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
Our issuance of UMBS and structured securities backed by Freddie Mac-issued securities exposes us to significant operational and counterparty credit risk.
When we resecuritize Freddie Mac-issued UMBS or other Freddie Mac securities, our guaranty of principal and interest extends to the underlying Freddie Mac security. Although we have an indemnification agreement with Freddie Mac, in the event Freddie Mac were to fail (for credit or operational reasons) to make a payment due on its securities underlying a Fannie Mae-issued structured security, we would be obligated under our guaranty to fund any shortfall and make the entire payment on the related Fannie Mae-issued structured security on that payment date. A failure by Freddie Mac to meet its obligations under the terms of its securities that back structured securities we issue could have a material adverse effect on our earnings and financial condition, and we could be dependent on Freddie Mac and on the senior preferred stock purchase agreements that we and Freddie Mac each have with Treasury to avoid a liquidity event or a default under our guaranty. Our current risk exposure to Freddie Mac-issued securities is provided in “MD&A—Guaranty Book of Business.”
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
Our reliance on CSS and the common securitization platform exposes us to significant third-party risk.
We rely on CSS and its common securitization platform for the operation of a majority of our single-family securitization activities. Although we jointly own CSS with Freddie Mac, there are limitations on our ability to control CSS.
The CSS Board of Managers has two members designated by each GSE, as well as a Board Chair, the CSS CEO, and up to three additional Board members. Board actions must be approved by a majority vote and, while we and Freddie Mac both remain in conservatorship, FHFA has the right to designate the Board members not designated by the GSEs, and the Board may not take any actions absent the Chair’s consent. Once either GSE has exited conservatorship and is not in receivership, the Board Chair and the three additional Board members may be removed or designated by the Board. Although the limited liability company agreement would require our approval for certain “material decisions” if either we or Freddie Mac have exited conservatorship, the Board may approve a number of actions even after conservatorship over the objection of the members we and Freddie Mac designate, including: approval of the annual budget and strategic plan for CSS (so long as it does not involve a material business change); withdrawal of capital by a member; and requiring capital contributions necessary to support CSS’s ordinary business operations. It is possible that FHFA may require us to make additional changes to the CSS limited liability company agreement, or may otherwise impose restrictions or provisions relating to CSS or UMBS, that may adversely affect us.
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

Fannie Mae 2022 Form 10-K	40

Risk Factors | GSE and Conservatorship Risk
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
We are limited in our ability to diversify our business and undertake activities that management believes would benefit our business.
As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by FHFA, and regulation by other federal agencies, including Treasury, HUD and the SEC. The Charter Act defines our permissible business activities. For example, we may not originate mortgage loans or purchase single-family loans in excess of the conforming loan limits, and our business is limited to the U.S. housing finance sector. FHFA, as our regulator, may impose and has imposed additional limitations on our business. For example, the GSE Act requires us to obtain prior approval from FHFA for new products and to provide advance notice to FHFA of new activities. In December 2022, FHFA published a final rule implementing these requirements that permits FHFA to establish conditions or limitations on any new product or new activity. In addition, as described in previous risk factors, our business activities are subject to significant restrictions as a result of the conservatorship and the senior preferred stock purchase agreement, as well as under FHFA’s UMBS rule.
The limitations on our business have and are expected to continue to delay or prevent us from undertaking some new business activities management believes would benefit our business. Further, as a result of the limitations on our ability to diversify our operations, our financial condition and results of operations depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Weak or unstable conditions in the U.S. housing market can therefore have a significant adverse effect on our business that we cannot mitigate through diversification. For a discussion of current U.S. housing market conditions, see “MD&A—Key Market Economic Indicators.”
An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common and preferred stock.
Our common stock and preferred stock are now traded exclusively in the over-the-counter market, and are not currently listed on any securities exchanges. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected. In addition, the market price of our common stock and preferred stock is subject to significant volatility, which may be due to other factors described in these “Risk Factors,” as well as speculation regarding our future, economic and political conditions generally, liquidity in the over-the-counter market in which our stock trades, and other factors, many of which are beyond our control. Such factors could cause the market price of our common stock and preferred stock to decline significantly from their current levels, which may result in significant losses to holders of our common stock and preferred stock. For example, the market price of our common stock declined from a closing stock price of 82 cents per share as of December 31, 2021 to a closing stock price of 35 cents per share as of December 30, 2022.
Credit Risk
We may incur significant provisions for credit losses and write-offs on the loans in our book of business.
We are exposed to a significant amount of mortgage credit risk on our $4.1 trillion guaranty book of business. Borrowers may fail to make required payments on mortgage loans we own or guaranty. This exposes us to the risk of credit losses.
In general, significant home price or multifamily property value declines or increased loan delinquencies could materially increase our provision for credit losses and our write-offs. Loan delinquencies, among other factors, are influenced by income growth rates and unemployment levels, which affect borrowers’ ability to repay their mortgage loans. Changes in home prices or multifamily property values affect the amount of equity that borrowers have in their properties. As home prices and multifamily property values increase, the severity of losses we incur on defaulted loans that we hold or guarantee decreases because the amount we can recover from the properties securing the loans increases. Conversely, declines in home prices and multifamily property values increase the losses we incur on defaulted loans. As described in “MD&A—Key Market Economic Indicators,” home prices declined on a national basis in the second half of 2022, and we expect they will decline further. If home prices or multifamily property values decline rapidly and a large number of borrowers default on their loans, we could experience significant credit losses on our book of business. Many borrowers who experienced COVID-19-related financial difficulties in recent years resolved their forbearance through a

Fannie Mae 2022 Form 10-K	41

Risk Factors | Credit Risk
loan modification. Some of these borrowers may not continue to perform under the modified terms of the loan, which could increase our credit losses. We may ultimately experience greater losses than we currently expect and may have high provisions for credit losses in future periods.
Changes in interest rates can also affect our credit losses, as we describe in a risk factor below in “Market and Industry Risk.” Also see “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Portfolio Diversification and Monitoring” for a discussion of factors that are negatively affecting the credit risk profile of our multifamily seniors housing portfolio.
Given our expectation of home price declines, an economic recession and higher unemployment rates in 2023, we expect the credit performance of the loans in our guaranty book of business will likely decline compared to recent performance, which is reflected in our allowance for credit losses as of December 31, 2022. If home price declines, multifamily property values, economic conditions or unemployment rates are worse than we currently expect, we could experience materially higher provisions for credit losses and write-offs. See “MD&A—Key Market Economic Indicators” for a discussion of our expectations for home prices, economic growth and unemployment rates.
We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Single-Family Business” and our multifamily guaranty book of business in “MD&A—Multifamily Business.”
The credit enhancements we use provide only limited protection against potential future credit losses. These transactions also increase our expenses.
While we use certain credit enhancements to mitigate some of our potential future credit losses, we may not be able to obtain as much protection from our credit enhancements as we would like, for a number of reasons:
•Some of the credit enhancements we use, such as mortgage insurance, Credit Insurance Risk TransferTM (“CIRTTM”) transactions and DUS lender loss-sharing arrangements, are subject to the risk that the counterparties may not meet their obligations to us, which we discuss in a risk factor below.
•Our credit risk transfer transactions have limited terms, after which they provide limited or no further credit protection on the covered loans.
•Our credit risk transfer transactions are not designed to shield us from all losses because we retain a portion of the risk of future losses on loans covered by these transactions, including all or a portion of the first loss position in most transactions.
•In the event of a sufficiently severe economic downturn or other adverse market conditions, we may not be able to enter into new back-end credit risk transfer transactions for our recent acquisitions on economically advantageous terms.
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
In addition, the costs associated with credit risk transfer transactions are significant and may increase. Changes in regulatory guidance, such as requirements under the enterprise regulatory capital framework, may cause us to modify our credit risk transfer activities.
In January 2023, the SEC issued a proposed rule that, if adopted as proposed, could affect or prohibit our ability to enter into credit risk transfer transactions following our exit from conservatorship. Further, while the SEC indicated in the proposing release its intent to exempt us from the rule while we are in conservatorship, questions remain regarding the proposed rule and we are still assessing the potential impact of the rule on our credit risk transfer transactions during conservatorship. In addition, there can be no assurance that the final rule will not reflect important modifications, including with respect to the exception for our asset-backed securities prior to our exit from conservatorship.
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

Fannie Mae 2022 Form 10-K	42

Risk Factors | Credit Risk
Our primary exposures to institutional counterparties are with:
•credit guarantors that provide credit enhancements on the mortgage assets in our guaranty book of business, including mortgage insurers and reinsurers, including those that participate in our CIRT transactions, and multifamily lenders with risk-sharing arrangements;
•mortgage servicers that service the loans in our guaranty book of business;
•mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances; and
•the financial institutions that issue the investments held in our other investments portfolio.
We also have counterparty exposure to: derivatives counterparties; custodial depository institutions; mortgage originators, investors and dealers; debt security dealers; central counterparty clearing institutions; and document custodians.
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
An institutional counterparty may default on its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, changes in its servicer rating, a reduction in liquidity, operational failures or insolvency. In the event of a bankruptcy or receivership of one of our counterparties, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets causing a decline in their value. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business or manage the risks to our business. In addition, if we are unable to replace a defaulting counterparty that performs services critical to our business, it could adversely affect our ability to conduct our operations and manage risk. The expected shift in market conditions in 2023, including an expected lower volume of mortgage originations and an expected economic recession, could materially adversely affect the financial results and condition of some of our institutional counterparties, particularly non-depository mortgage sellers and servicers.
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
We use clearinghouses to facilitate many of our derivative trades. If the clearinghouse or the clearing member we use to access the clearinghouse defaults, we could lose margin that we have posted with the clearing member or clearinghouse. We are also a clearing member of two divisions of Fixed Income Clearing Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a clearing member of FICC, we are exposed to the risk of losses if the CCP or one or more of the CCP’s clearing members fails to perform its obligations, because each FICC clearing member is required to absorb a portion of the losses incurred by other clearing members if they fail to meet their obligations to the clearinghouse. We could also incur losses associated with replacing contracts cleared through FICC in the event of a default by or the financial or operational failure of FICC. For more information, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management—Other Counterparties—Central Counterparty Clearing Institutions.”
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
•manage our book of business;

Fannie Mae 2022 Form 10-K	43

Risk Factors | Credit Risk
•collect amounts due to us;
•actively manage troubled loans; and
•implement our homeownership assistance, foreclosure prevention and other loss mitigation efforts.
A decline in a servicer’s performance, such as delayed or missed opportunities for loan workouts, foreclosure alternatives or foreclosures, could significantly affect our ability to mitigate credit losses and could affect the overall credit performance of the loans in our guaranty book of business. Servicers may experience financial and other difficulties due to the advances they are required to make to us on delinquent mortgages, including mortgages subject to forbearance plans. We could be adversely affected if our servicers lack appropriate controls, experience a failure in their controls, or experience a disruption in their ability to service loans, including as a result of legal or regulatory actions or ratings downgrades.
A large portion of our single-family guaranty book is serviced by non-depository servicers, particularly our delinquent single-family loans. Non-depository servicers also service a large portion of our multifamily guaranty book. The potentially lower financial strength and liquidity of non-depository mortgage servicers compared with depository mortgage servicers may negatively affect their ability to fully satisfy their financial obligations or to properly service the loans on our behalf. Non-depository servicers also are generally not subject to the same level of regulatory oversight as our mortgage servicer counterparties that are depository institutions. In January 2023, our largest single-family mortgage servicer, Wells Fargo Bank, announced its plan to reduce the size of its servicing portfolio. We anticipate that this may increase the concentration of our single-family conventional guaranty book serviced by non-depository servicers.
If we replace a mortgage servicer, we could incur costs and potential increases in servicing fees and could also face operational risks. If a mortgage servicer fails, it could result in a temporary disruption in servicing and loss mitigation activities relating to the loans serviced by that mortgage servicer, particularly if there is a loss of experienced servicing personnel. We may also face challenges in transferring a large servicing portfolio. Although we have contingency plans in the event of a failure of one or more of our top mortgage servicers, there can be no assurance that we will be able to successfully execute against those plans in times of severe economic stress in the mortgage servicing industry.
Multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us, including non-depository servicers. We are exposed to the risk that multifamily servicers could come under financial pressure, which could potentially result in a decline in the quality of the servicing they provide us or a default by the servicer. A decline in servicing quality or a default by a multifamily servicer could increase our losses on multifamily loans.
The actions we have taken to mitigate our credit risk exposure to mortgage servicers may not be sufficient to prevent us from experiencing significant financial losses or business interruptions in the event they cannot fulfill their obligations to us.
We may incur losses as a result of claims under our mortgage insurance policies not being paid in full or at all.
We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. Although our primary mortgage insurer counterparties currently approved to write new business must meet risk-based asset requirements, there is still a risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. If a mortgage insurer fails to meet its obligations to reimburse us for claims, our credit losses could increase. In addition, if a regulator determines that a mortgage insurer lacks sufficient capital to pay all claims when due, the regulator could take action that might affect the timing and amount of claim payments made to us by our approved mortgage insurer counterparties. We face similar risks with respect to our credit insurance risk transfer counterparties.
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
On at least a quarterly basis, we assess our mortgage insurer counterparties’ respective abilities to fulfill their obligations to us, and our loss reserves take into account this assessment. If our assessment indicates their ability to pay claims has deteriorated significantly or if our projected claim amounts have increased, we could experience a material increase in our provision for credit losses and write-offs.
Mortgage fraud could result in significant financial losses and harm to our reputation.
We use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the mortgage loans we purchase and securitize. As a result, we do not independently verify most

Fannie Mae 2022 Form 10-K	44

Risk Factors | Credit Risk
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
We may suffer losses if borrowers suffer property damage as a result of a hazard for which the borrower has no or insufficient insurance.
In general, we require borrowers to obtain and maintain property insurance to cover the risk of damage to their homes or properties resulting from hazards such as fire, wind and, for properties in a FEMA-designated Special Flood Hazard Area, flooding. To the extent that borrowers suffer property damage as a result of a hazard for which we do not generally require insurance, such as earthquake damage or flood damage on a property located outside a Special Flood Hazard Area, borrowers’ claims under insurance policies are not paid, borrowers’ insurance is insufficient to cover their losses or borrowers fail to maintain insurance and suffer property damage, they may not pay their mortgage loans, which would negatively impact our provision for credit losses and our write-offs. Hazard insurers may experience financial strain and be unable to make payments on related claims during a period in which significant numbers of mortgaged properties are damaged by natural or other disasters.
Only a small portion of loans in our guaranty book of business as of December 31, 2022 was located in a Special Flood Hazard Area, for which we require flood insurance: 3.3% of loans in our single-family guaranty book of business and 6.8% of loans in our multifamily guaranty book of business. We believe that only a small portion of borrowers in most places outside of a Special Flood Hazard Area obtain flood insurance. The risk of significant flooding in places outside of a Special Flood Hazard Area (that is, in places where we do not require flood insurance) is expected to increase in the coming years as a result of climate change. Single-family borrowers who obtain flood insurance generally rely on the National Flood Insurance Program (“NFIP”), which was recently extended through September 30, 2023. If Congress fails to extend or re-authorize the program upon future expirations, FEMA may not have sufficient funds to pay claims for flood damage, and borrowers may not be able to renew their flood insurance coverage or obtain new policies through the NFIP. In addition, NFIP insurance does not cover temporary living expenses, and the maximum limit of coverage available under NFIP for a single-family residential property is $250,000, which may not be sufficient to cover all losses.
Increases in the intensity or frequency of floods or other weather-related disasters as a result of climate change are expected to increase the foregoing risks. In some areas, some insurers have ceased writing new coverage or have significantly increased insurance premiums for certain perils. As coverage becomes unavailable or prohibitively expensive in an area, home prices or multifamily property values may be negatively impacted, and fewer loans in the area may be eligible for acquisition by Fannie Mae. Ultimately, the desirability of areas that frequently experience hurricanes, wildfires or other natural disasters may diminish over time, which can depress home prices and multifamily property values or adversely affect the region’s economy, which may negatively impact our financial results. In addition, investors may place greater weight on climate change risks when making investment decisions, which could increase our cost or ability to transfer credit risk.
The occurrence of major natural or other disasters in the United States or its territories and the impact of climate change could materially increase our provision for credit losses and our write-offs.
We conduct our business in the single-family and multifamily residential mortgage markets and own or guarantee the performance of mortgage loans throughout the United States and its territories. The occurrence of a major natural or environmental disaster, terrorist attack, cyber attack, pandemic, or similar event (a “major disruptive event”) in the United States or its territories could negatively impact our provision for credit losses and our write-offs on loans in the affected geographic area or, depending on the magnitude, scope and nature of the event, nationally, in a number of ways.
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

Fannie Mae 2022 Form 10-K	45

Risk Factors | Credit Risk
home prices and property values in the affected region or in adjacent regions and increase delinquency rates and default rates. Any of these outcomes could generate significant provisions for credit losses and write-offs.
Recent years have seen frequent and severe natural disasters in the U.S., including wildfires, hurricanes, high winds, severe flooding, mudslides, and environmental contamination. We believe the frequency and intensity of major weather-related events in recent years are indicative of the impact of climate change, the impacts of which are expected to persist and worsen in the future. Population growth and an increase in people living in high-risk areas, such as coastal areas vulnerable to severe storms and flooding, have also increased the impact of these events. Although our financial exposure from these events is mitigated to the extent our book of business is geographically diverse, we remain exposed to risk, particularly in connection with the risk of geographically widespread weather events and changes in weather patterns, as well as geographic areas where our book of business is more heavily concentrated. For a description of the geographic concentration of our single-family guaranty book of business, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring.” As a result, any continuation or increase in recent weather trends or their unpredictability, or any single natural disaster of significant scope or intensity, could have a material impact on our results of operations and financial condition. In addition, the unpredictability of natural disasters and the complexity of forecasting long-term climate change negatively affect our ability to predict the potential impacts from such events, particularly over the long term.
In addition to the impact of natural disasters, longer-term shifts in climate patterns could result in chronic risks such as sustained higher temperatures, sea level rise, water scarcity and increased wildfires that negatively affect certain regions, which could negatively affect home prices and multifamily property values in those regions, as well as the ability of borrowers in those regions to pay their mortgage loans. Further, legal or regulatory responses to concerns about global climate change may impact the housing markets and, as a result, our business. Steps to address the risks of climate change could result in a potentially disruptive transition away from carbon-intense industries. Such a transition could negatively impact certain industries and regional economies, affecting the ability of borrowers in those industries or regions to pay their mortgage loans. Transition risks also could include a change in borrower and renter preferences for certain areas of the country or certain types of housing. The migration of communities and individuals due to climate-related risk and economic factors could lead to changes in home prices and multifamily property values in affected regions or an increase in lower income households living in high-risk areas. Transition risks of climate change also include potential additional regulatory and legislative requirements that could increase our expenses or the cost of housing.
The timing and severity of climate change events or societal changes in reaction to them are difficult to predict. As a result, while we are taking steps to integrate climate risk considerations into our Enterprise Risk Management framework, our risk management strategies may not be effective in mitigating our climate risk exposure. As regulators begin to mandate additional disclosure of climate-related information by companies across sectors, there may continue to be a lack of information needed for more robust climate-related risk analyses. Third-party exposures to climate-related risks and other data generally are limited in availability and variable in quality. Modeling capabilities to analyze climate-related risks and interconnections are improving but remain incomplete. We believe these limitations will affect our ability to manage climate-related risks.
Operational Risk
A failure in our operational systems or infrastructure, or those of third parties, could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation.
Shortcomings or failures in our internal processes, people, or systems, or external events, could disrupt our business or have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations. Such a failure could result in legislative or regulatory intervention or sanctions, liability to counterparties, financial losses, business disruptions and damage to our reputation. For example, our business is highly dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions, many of which are highly complex, across numerous and diverse markets that continuously and rapidly change and evolve. These transactions are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or manage associated data with reliability and integrity. In addition, we rely on information provided by third parties in processing many of our transactions; that information may be incorrect or we may fail to properly manage or analyze it or properly monitor its data quality.
We rely upon business processes that are highly dependent on people, technology, data and the use of numerous complex systems and models to manage our business and produce information upon which our financial statements and risk reporting are prepared. This reliance increases the risk that we may be exposed to financial, reputational or other losses as a result of inadequately designed internal processes or data management architecture, inflexible

Fannie Mae 2022 Form 10-K	46

Risk Factors | Operational Risk
technology or the failure of our systems. In addition, our use of third-party service providers for some of our business and technology functions increases the risk that an operational failure by a third party will adversely affect us. For example, we use third-party service providers for cloud infrastructure services. We have experienced interruptions in access to our platforms as a result of connectivity issues with third-party cloud-based platforms and related data centers and could experience disruptions again if there is a lapse of service, interruption of internet service provider connectivity or damage to third-party cloud-based platforms or any related data centers. The risk of these disruptions is exacerbated by key fourth-party relationships, in which some of our third-party service providers have engaged subcontractors to provide key services and our ability to assess the fourth party’s operational controls is limited. While we continue to enhance our technology, infrastructure, operational controls and organizational structure in order to reduce our operational risk, these actions may not be effective to manage these risks.
Our ability to manage and aggregate data may be limited by the effectiveness of our policies, programs, processes, systems and practices that govern how data is acquired, validated, stored, protected, processed and shared. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs. The increasing use of new third-party and open source artificial intelligence tools poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our intellectual property.
We have begun to use artificial intelligence and machine learning technology to help manage some of the operational risks we face, including with respect to business resiliency. Our use of this new technology may present new risks, including the potential for outages, inefficiencies, and bias or errors in the technology’s analysis and conclusions while the technology and our use of the technology matures.
We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, paying agents, exchanges, clearinghouses or other financial intermediaries, including the Federal Reserve, we use to facilitate our securities and derivatives transactions. Moreover, the consolidation and interconnectivity among clearing agents, exchanges and clearing houses increases the risk of operational failure, on both an individual basis and an industry-wide basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions or manage our exposure to risk.
Most of our employees and business operations functions are consolidated in two metropolitan areas: Washington, DC and Dallas, Texas. While we have reduced the risk posed by this concentration of our employees and facilities in recent years through our business continuity strategies and our transition to a hybrid work environment, a major disruptive event at either location could impact our ability to operate. Moreover, because of the concentration of our employees in the Washington, DC and Dallas metropolitan areas, a regional disruption, particularly a disruption with a sustained impact, in one of these areas could prevent our employees from accessing our facilities, working remotely, or communicating with or traveling to other locations. Accordingly, the occurrence of one or more major disruptive events could materially adversely affect our ability to conduct our business and lead to financial losses.
A breach of the security of our systems or facilities, or those of third parties with which we do business, including as a result of cyber attacks, could damage or disrupt our business or result in the disclosure or misuse of confidential or other information (including personal information), which could damage our reputation, result in regulatory sanctions and/or increase our costs and cause losses that have a material adverse impact on our business, financial results and financial condition.
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including proprietary, confidential or personal information that is subject to privacy laws, regulations or contractual obligations. Information security risks for large institutions like us have significantly increased in recent years in part because of the proliferation of new technologies and the use of the Internet, telecommunications and cloud technologies to conduct or automate financial transactions. A number of financial services companies, consumer-based companies and other organizations have reported the unauthorized disclosure of client, customer or other confidential information (including personal information), as well as cyber attacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized ransomware cyber attacks where hackers have requested “ransom” payments in exchange for not disclosing stolen customer information (including personal information) or for unlocking or not disabling the target company’s computer or other systems.
We have been, and expect to continue to be, the target of cyber attacks, computer viruses, malicious code, social engineering attacks, including phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, financial results or business. However, we could suffer material financial or other losses, as well as significant reputational damage, as a result of cyber attacks, and

Fannie Mae 2022 Form 10-K	47

Risk Factors | Operational Risk
these attacks and their impacts are hard to predict. Our risk and exposure to these matters remains heightened because of, among other things:
•the evolving nature of these threats, including the increased capability of the technology, artificial intelligence and service offerings that can be used maliciously;
•our prominent size and scale and our role in the financial services industry;
•the outsourcing of some of our business operations;
•the ongoing shortage of qualified cybersecurity professionals;
•our migration to cloud-based systems;
•our use of employee-owned devices for business communication;
•the interconnectivity and interdependence of third parties to our systems; and
•the current global economic and political environment.
For example, the current tensions between the United States and Russia due to the Russian invasion of Ukraine that began in February 2022 and the resulting actions by the United States and a number of other countries in response (including economic sanctions imposed on Russia and the provision of military supplies to Ukraine) could result in retaliatory cyber attacks by Russian threat actors on our business or on third parties with which we do business that have a material impact on our business.
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. In addition, large-scale cyber attacks in recent years suggest that the risk of damaging cyber attacks impacting us and/or third parties with which we do business is increasing. We expect cyber attack and breach incidents to continue, and we are unable to predict the direct or indirect impact of future attacks or breaches on our business operations.
We routinely identify cyber threats as well as vulnerabilities in our systems and work to address them. Some cyber vulnerabilities take a substantial amount of time to resolve. In addition, efforts to resolve them may be unsuccessful. Further, these efforts involve costs that can be significant as cyber attack methods continue to rapidly evolve. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Cybersecurity risks also derive from human error, fraud or malice on the part of our employees or third parties. Third parties have, and we expect will continue to, attempt to induce employees, lenders, servicers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties or borrowers, and these types of risks may be difficult to detect or prevent.
The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information (including personal information) that belongs to us, our lenders, our servicers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our lenders’, our counterparties’ or third parties’ operations. This could result in significant financial losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs that have a material adverse impact on our business, financial results and financial condition.
Cyber attacks can occur and persist for an extended period of time without detection. Investigations of cyber attacks are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. While we are investigating a cyber attack, we do not necessarily know the extent of the harm or how best to remediate it, and we can repeat or compound certain errors or actions before we discover and remediate them. In addition, announcing that a cyber attack has occurred increases the risk of additional cyber attacks, and preparing for this elevated risk can delay the announcement of a cyber attack. All or any of these challenges could further increase the costs and consequences of a cyber attack. These factors may also inhibit our ability to provide rapid, complete and reliable information about a cyber attack to our lenders, servicers, counterparties and regulators, as well as the public.
In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Although we maintain insurance coverage relating to cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage in all circumstances (including if the insurer denies future claims) and may not continue to be available to

Fannie Mae 2022 Form 10-K	48

Risk Factors | Operational Risk
us on economically reasonable terms, or at all. Further, we cannot ensure that any limitations of liability provisions in our agreements with lenders, servicers, vendors and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to a particular claim in connection with a cyber attack or other information security incident.
Because we are interconnected with and dependent on third-party vendors, exchanges, clearing houses, fiscal and paying agents, and other financial intermediaries, including CSS, we could be materially adversely impacted if any of them is subject to a successful cyber attack or other information security event. Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the external storage and processing of our information, as well as lender, servicer, counterparty and borrower information, including on cloud-based systems. We also share this type of information with regulatory agencies and their vendors. While we engage in actions to mitigate our exposure resulting from our information-sharing activities, ongoing threats may result in unauthorized access, loss or destruction of data or other cybersecurity incidents that could materially adversely affect our business and result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and financial condition.
We routinely transmit and receive personal, confidential and proprietary information by electronic means. In addition, our lenders and servicers maintain personal, confidential and proprietary information, including personal borrower information. We have discussed and worked with lenders, servicers, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our lenders, servicers, vendors, service providers, counterparties and other third parties, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to, received from, or maintained by a lender, servicer, vendor, service provider, counterparty or other third party could result in legal liability, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results or financial condition. From time to time, our lenders and servicers have experienced data breaches or other cybersecurity incidents relating to our borrower information. While such breaches and incidents have not been material to our business to date, they could result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and financial condition.
The legal and regulatory environment related to data privacy and cybersecurity is constantly changing. Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in different states in a manner that may create inconsistent or conflicting requirements for businesses. The uncertainty and compliance risks created by these legislative and regulatory developments are compounded by the rapid pace of technology development, such as artificial intelligence and advances in data science, that may affect the use or security of data, including personal information. Privacy and cybersecurity laws and regulations often impose strict requirements on the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information. These laws and regulations, combined with our evolving data footprint, are expected to increase our compliance costs and require changes to our business and operations. An actual or perceived failure by us, lenders, servicers, vendors, service providers, counterparties or other third parties to comply with privacy, data protection and information security laws, regulations, standards, policies and contractual obligations could result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and financial condition.
Our concurrent implementation of multiple new initiatives may increase our operational risk and result in one or more material weaknesses in our internal control over financial reporting.
We are currently implementing a number of initiatives in furtherance of both our and our conservator’s strategic objectives. The magnitude of the many new initiatives we are undertaking may increase our operational risk. Many of these initiatives involve significant changes to our business processes, controls, systems and infrastructure, require substantial attention from management, and present significant operational challenges for us. Some business initiatives that we are currently developing or executing against include our environmental, social and governance initiatives, enhancements and efficiencies to our operational processes, and enhancements to our existing and development of new information technology and other systems. For example, for the past several years we have been transitioning our core information technology systems to third-party cloud-based platforms. If completing this initiative is delayed or we fail to complete it in a well-managed, secure and effective manner, we may experience unplanned service disruptions or unforeseen costs, which could result in material harm to our business and results of operations. In addition, FHFA as our conservator is requiring that we undertake a number of initiatives, including those set forth in their 2023 scorecard. While implementation of each individual initiative creates operational challenges, implementing multiple initiatives during the same time period significantly increases these challenges. Due to the operational complexity associated with these

Fannie Mae 2022 Form 10-K	49

Risk Factors | Operational Risk
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
Our material weakness relates specifically to the impact of the conservatorship on our disclosure controls and procedures. Because we are under the control of FHFA, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Because FHFA currently functions as both our regulator and our conservator, there are inherent structural limitations on our ability to design, implement, operate and test effective disclosure controls and procedures relating to information known to FHFA. As a result, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our financial statements. Given the structural nature of this material weakness, we do not expect to remediate this weakness while we are under conservatorship. See “Controls and Procedures” for further discussion of management’s conclusions on our disclosure controls and procedures and internal control over financial reporting.
Failure of our models to produce reliable results may adversely affect our ability to manage risk and make effective business decisions, as well as create regulatory and reputational risk.
We make significant use of quantitative models to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and market risks, and to forecast credit losses. We use this information in making business decisions relating to strategies, initiatives, transactions, pricing and products.
Models are inherently imperfect predictors of actual results because they are based on historical data and assumptions regarding factors such as future loan demand, borrower behavior, creditworthiness and home price trends. Other potential sources of inaccurate or inappropriate model results include errors in computer code, inaccurate or incomplete data, misuse of data, or use of a model for a purpose outside the scope of the model’s design. Modeling often assumes that historical data or experience can be relied upon as a basis for forecasting future events, an assumption that may be especially tenuous in the face of unprecedented events, such as the COVID-19 pandemic and long-term climate change.
Given the challenges of predicting future behavior, management judgment is used throughout the modeling process, from model design decisions regarding core underlying assumptions, to interpreting and applying final model output. When market conditions change quickly and in unforeseen ways, there is an increased risk that the model assumptions and data inputs for our models are not representative of the most recent market conditions, which requires management to apply its judgment to make adjustments or overrides to our models. In a rapidly changing environment, it may not be possible to update existing models quickly enough to properly account for the most recently available data and events.
In addition to internally-developed models, we also use select third-party models. While the use of such models may reduce our risk where no internal model is available, it exposes us to additional risk, as we often have limited visibility into the third party’s model methodology and change management process. In addition, in some instances we rely on third-party data providers to develop and provide estimates for our models. This reliance on third-party data providers exposes us to risk should the data provider cease to provide the data going forward or change its methodology, which would require that we find a suitable replacement for the data and could result in the need to re-estimate our models with the new data.
We also expect to gradually increase the use of artificial intelligence and machine learning in our models. The use of new artificial intelligence and machine learning technology in our models may present new risks, such as the

Fannie Mae 2022 Form 10-K	50

Risk Factors | Operational Risk
risk of undetected bias in the model and the limited ability to understand and challenge the model due to a limited ability to observe the internal workings of many machine learning models.
To the extent our internal models or the third-party models that we use fail to produce reliable results on an ongoing basis, we may not make appropriate business and risk management decisions, including decisions affecting loan purchases, guaranty fee pricing, management of credit losses, and asset and liability management. While we employ strategies to manage and govern the risks associated with our use of models, they have not always been fully effective. Errors have been discovered in some of the models we use, as well as deficiencies in our current processes for managing model risk. As noted in “MD&A—Risk Management—Operational Risk Management—Model Risk Management,” we are currently working on a number of remediation activities relating to our models, including improving our processes for model governance, development, implementation and testing. Until these remediation activities are completed, we face a higher risk that we may make inappropriate business or risk management decisions based on unreliable model results, which could negatively affect our financial results and condition.
Errors in our models can also result in errors in our external disclosures. As described in “Business—Legislation and Regulation—GSE-Focused Matters—Stress Testing,” we discovered errors in a model used to prepare our annual stress test results that affected our stress test results for 2022 and prior years. We could discover additional errors in our models in the future that result in further errors in our external disclosures that create regulatory and reputational risk.
Also see a risk factor below in “General Risk” for a discussion of the risks associated with the use of models in our accounting methods.
Liquidity and Funding Risk
Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations, and our liquidity contingency plans may be difficult or impossible to execute during a sustained liquidity crisis.
Our ability to fund our business depends in part on our ongoing access to the debt capital markets. Market concerns about matters such as the extent of government support for our business and debt securities, the future of our business (including future profitability, future structure, regulatory actions and our status as a government-sponsored enterprise) and the creditworthiness of the U.S. government could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in recent years to issue debt of varying maturities at attractive pricing resulted from federal government support of our business. As a result, we believe that our status as a government-sponsored enterprise and continued federal government support are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business, our debt securities or our status as a government-sponsored enterprise could materially and adversely affect our ability to fund our business. There can be no assurance that the government will continue to support our business or our debt securities, or that our current level of access to debt funding will continue. If our senior preferred stock purchase agreement with Treasury is amended in the future to reduce its support for our debt securities issued after such amendment, it could materially increase our borrowing costs or materially adversely affect our access to the debt capital markets.
Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position. If we are unable to issue a sufficient amount of short- and long-term debt securities at attractive rates, it could interfere with the operation of our business and have a material adverse effect on our liquidity, results of operations, financial condition and net worth.
Our liquidity contingency plans may be difficult or impossible to execute during a sustained market liquidity crisis. If the financial markets experience substantial volatility in the future similar to or more intensely than in 2020, it could significantly adversely affect the amount, mix and cost of funds we obtain, as well as our liquidity position. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be significantly impaired. In this event, our alternative source of liquidity, our other investments portfolio, may not be sufficient to meet our liquidity needs. In addition, as noted in a risk factor below in “Market and Industry Risk,” in January 2023, the outstanding debt of the United States reached the statutory debt limit and Treasury has been taking extraordinary measures to prevent the United States from defaulting on its obligations. If the United States government were to default on its obligations, or if the market anticipates such a default is likely, it could materially adversely affect the value of our other investments portfolio, as a large portion of this portfolio consists of U.S. Treasury securities.

Fannie Mae 2022 Form 10-K	51

Risk Factors | Liquidity and Funding Risk
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
Because we rely on the U.S. government for capital support, in recent years, when a rating agency has taken an action relating to the U.S. government’s credit rating, they have taken a similar action relating to our ratings at approximately the same time. Standard & Poor’s Global Ratings (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Limited (“Fitch”) have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government. As a result, if a future government shutdown, a default by the United States government on its obligations, or other event results in downgrades of the government’s credit rating, our credit ratings may be similarly downgraded. As noted in a risk factor below in “Market and Industry Risk,” in January 2023, the outstanding debt of the United States reached the statutory debt limit and Treasury has been taking extraordinary measures to prevent the United States from defaulting on its obligations. We currently cannot predict the potential impact of a credit ratings downgrade on demand for our securities or on our business.
A reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our derivative contracts. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
Market and Industry Risk
Changes in interest rates or our loss of the ability to manage interest-rate risk successfully could adversely affect our financial results and condition, and increase our interest-rate risk.
We are subject to interest-rate risk, which is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings or capital. Our exposure to interest-rate risk primarily arises from two sources: (1) our “net portfolio,” which we define as: our retained mortgage portfolio assets, our other investments portfolio, outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and other investments portfolio, mortgage commitments and risk management derivatives; and (2) our consolidated MBS trusts. We describe these risks in more detail in “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management.” Changes in interest rates affect both the value of our mortgage and other assets and prepayment rates on our mortgage loans, which could have a material adverse effect on our financial results and condition, as well as our liquidity.
Our ability to manage interest-rate risk depends on our ability to issue debt instruments with a range of maturities and other features, including call provisions, at attractive rates and to engage in derivatives transactions. We must exercise judgment in selecting the amount, type and mix of debt and derivative instruments that will most effectively manage our interest-rate risk. The amount, type and mix of financial instruments that are available to us may not offset possible future changes in the spread between our borrowing costs and the interest we earn on our mortgage assets. We mark to market changes in the estimated fair value of our derivatives through our earnings on a quarterly basis, but we do not similarly mark to market changes in some of the financial instruments that generate our interest-rate risk exposures. As a result, changes in interest rates, particularly significant changes, can have an adverse effect on our earnings and net worth, depending on the nature of the changes and the derivatives and short-term investments we hold at that time.
We have experienced significant fair value losses in some periods due to changes in interest rates. Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in the benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. We describe how changes in amortization affect net interest income in “MD&A—Consolidated Results of Operations—Net Interest Income.” In addition, our ability to effectively reduce earnings volatility is dependent on having the right mix and volume of interest-rate swaps available. As our portfolio of interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well.

Fannie Mae 2022 Form 10-K	52

Risk Factors | Market and Industry Risk
Changes in interest rates also can affect our credit losses. Interest rates increased significantly during 2022 and may increase further. When interest rates increase, our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Similarly, many borrowers may have additional debt obligations, such as home equity lines of credit and second liens, that also have adjustable payment terms. If a borrower’s payment on his or her other debt obligations increases due to rising interest rates or a change in amortization, it increases the risk that the borrower may default on a loan we own or guarantee. Rising interest rates also typically reduce expected future loan prepayments, which tends to lengthen the expected life of our loans and therefore generally increases the probability of default on the loans and therefore our loss reserves.
Increases in interest rates may also reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. In addition, in a rising interest rate environment, multifamily borrowers with adjustable-rate mortgages may have difficulty paying higher monthly payments if property operating income is not increasing at a similar pace. While we generally require multifamily borrowers with adjustable-rate mortgages to purchase an interest rate cap to protect against large movements in interest rates, purchasing or replacing these required interest rate caps, especially those with longer terms and/or lower strike rates, becomes more expensive as interest rates rise. As a result, the cost of interest rate caps has increased substantially in recent months.
Changes in interest rates also typically affect our business volume. A higher interest rate environment generally results in lower business volumes, as fewer loans may benefit from refinancing. Higher interest rates also generally result in lower housing sales activity, as the higher cost of borrowing reduces affordability, driving lower purchase mortgage volumes.
Changes in spreads could materially impact our results of operations, net worth and the fair value of our net assets.
Spread risk is the risk from changes in an instrument’s value that relate to factors other than changes in interest rates. We can experience losses from changes in the spreads between our mortgage assets, including mortgage purchase and sale commitments, and the debt and derivatives we use to hedge our position. Changes in market conditions, including changes in interest rates, liquidity, prepayment and default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in spreads. Changes in mortgage spreads have contributed to significant volatility in our financial results in certain periods, due to fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings, and this could occur again in a future period. Changes in mortgage spreads could cause significant fair value losses, and could adversely affect our near-term financial results and net worth. We do not actively manage or hedge our spread risk after we purchase mortgage assets, other than through asset monitoring and disposition.
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
While many of our LIBOR-indexed financial instruments allow us to take discretionary action to select an alternative reference rate if LIBOR is discontinued, our use of an alternative reference rate may be subject to legal challenges. As described in “Business—Legislation and Regulation—Industry and General Matters—Transition from LIBOR and Alternative Reference Rates,” in March 2022, the LIBOR Act was signed into law. The LIBOR Act establishes a safe harbor for market participants that act in accordance with such legislation, shielding them from litigation for selecting and implementing the Federal Reserve-identified replacement rate and related conforming changes. While the LIBOR Act has reduced the risks to us associated with the approaching cessation of LIBOR, we believe there is still the potential for disputes and litigation with counterparties, investors, and borrowers in connection with our selection and implementation of alternative reference rates. Divergent industry or market participant actions could result after LIBOR is no longer available, representative, or viable. It is uncertain what effect any divergent industry practices will have on the performance of financial instruments, including those that we own, have issued or will issue. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments.
These developments could have a material impact on us, adjustable-rate mortgage borrowers, investors, and our lenders and counterparties. This could result in losses, reputational damage, litigation or costs, or otherwise adversely affect our business.

Fannie Mae 2022 Form 10-K	53

Risk Factors | Market and Industry Risk
Our business and financial results are affected by general economic conditions, including home prices and employment trends, and changes in economic conditions or financial markets may materially adversely affect our business and financial condition.
In general, a prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or financial markets could materially adversely affect our results of operations, net worth and financial condition. Our business is significantly affected by the status of the U.S. economy, including home prices and employment trends, as well as economic output levels, interest rates and inflation rates. For example, see a risk factor above in “Credit Risk” for a discussion of how home price declines, an economic recession and higher unemployment can negatively affect the performance of loans in our guaranty book of business and result in higher provisions for credit losses and write-offs. Deterioration in economic conditions also typically results in reduced housing market activity, which reduces our business volume. A reduction in our business volume can reduce our net interest income and adversely affect our financial results. As described in “MD&A—Key Market Economic Indicators,” we currently expect that a modest recession is likely to occur beginning in the first half of 2023, resulting in an increase in the unemployment rate. In addition, home prices declined on a national basis in the second half of 2022, and we expect they will decline further.
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
In January 2023, the outstanding debt of the United States reached the statutory debt limit and, since that time, Treasury has been taking extraordinary measures to prevent the United States from defaulting on its obligations. In January 2023, the Treasury Secretary notified Congress that, while Treasury is not currently able to provide an estimate of how long extraordinary measures will enable it to continue to pay the government’s obligations, it is unlikely that cash and extraordinary measures will be exhausted before early June 2023. If Congress does not increase or suspend the debt limit before the government’s cash and extraordinary measures are exhausted, it could cause significant harm to the U.S. economy and global financial stability.
We describe above the risks to our business posed by changes in interest rates and changes in spreads. In addition, future changes or disruptions in financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
Actions by the Federal Reserve can materially affect our business and financial condition, including our business volumes and demand for our mortgage-backed securities.
Our business is significantly affected by shifts in fiscal and monetary policies, particularly actions taken by the Federal Reserve. In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in November 2021 and concluded its asset purchase program in March 2022. In June 2022, the Federal Reserve began the process of reducing its holdings of agency mortgage-backed securities by reinvesting principal payments from agency debt and agency mortgage-backed securities into agency mortgage-backed securities only to the extent those payments exceed monthly caps; the cap was initially set at $17.5 billion per month beginning on June 1, 2022, and increased to $35 billion per month in September 2022. We believe the Federal Reserve’s reduction in its purchases of agency mortgage-backed securities has reduced demand for our mortgage-backed securities. At the time of this filing, the Federal Reserve has not announced any plans to begin selling the mortgage-backed securities in its portfolio. If the Federal Reserve announces such a plan or changes its announced strategy to reduce its MBS holdings, it could further reduce demand for our mortgage-backed securities, which could adversely affect our results of operations, net worth and financial condition.
In addition, the Federal Reserve has raised the target range for the federal funds rate several times over the past year to address inflation, and in February 2023 stated that it anticipates that ongoing increases in the target range will be appropriate. The strength in inflation also contributed to the sharp rise in mortgage rates in 2022, and mortgage rates may rise further in 2023. The increase in mortgage interest rates has already led to a slowdown in housing demand and a reduction in our business volume. Due to higher interest rates and increases in mortgage spreads, we have been issuing MBS with higher coupon yields in recent periods compared with 2021. While the demand for and liquidity of our

Fannie Mae 2022 Form 10-K	54

Risk Factors | Market and Industry Risk
higher coupon MBS has improved in recent months, the demand for and liquidity of some of our higher MBS coupon yields remains lower than typical demand and liquidity for our MBS. Further interest rate increases or higher levels of interest rate volatility could reduce our business volume and the demand for and the liquidity of our MBS, which could adversely affect our results of operations, net worth and financial condition. Further interest rate increases also could result in greater home price declines or declines in multifamily property values, which also could adversely affect our results of operations, net worth and financial condition.
Legal and Regulatory Risk
Regulatory changes in the financial services industry may negatively impact our business.
Changes in the regulation of the financial services industry are affecting and are expected to continue to affect many aspects of our business. Changes to financial regulations could affect our business directly or indirectly if they affect our lenders and counterparties. Examples of regulatory changes that have affected us or may affect us in the future include the Dodd-Frank Act risk retention and single-counterparty credit limit requirements.
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
The actions of Treasury, the Commodity Futures Trading Commission, the CFPB, the SEC, the Federal Deposit Insurance Corporation, the Federal Reserve and international central banking authorities directly or indirectly impact financial institutions’ cost of funds for lending, capital-raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and can be difficult to anticipate.
Overall, these legislative and regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
Legislative, regulatory or judicial actions could negatively impact our business, results of operations, financial condition or net worth.
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition, liquidity or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources from other matters. We could also be affected by:
•Further actions taken by the U.S. Congress, Treasury, the Federal Reserve, FHFA or other national, state or local government agencies or legislatures in response to the COVID-19 pandemic or other emergencies, such as expanding or extending our obligations to help borrowers, renters or counterparties.
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

Fannie Mae 2022 Form 10-K	55

Risk Factors | Legal and Regulatory Risk
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
The COVID-19 pandemic had a significant adverse effect on the U.S. economy, particularly in the second quarter of 2020. Although certain economic conditions in the United States improved after the initial impact of the pandemic in 2020, the pandemic continues to evolve and risks to the U.S. and global economy from the COVID-19 pandemic remain that could negatively affect our business and financial results. If the pandemic’s impact on the U.S. and global economy worsens, it could impact the ability of borrowers and renters to make their monthly payments, which could negatively affect our business and financial results.
Factors that may impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the prevalence and severity of future outbreaks; the actions taken to contain the virus, or treat its impact, including government actions to mitigate the economic impact of the pandemic; borrower and renter behavior in response to the pandemic and its economic impact; the short-term and long-term impact of COVID-19 infections on the U.S. workforce; and future economic and operating conditions, including the economic impact of outbreaks or increases in the number or severity of COVID-19 cases. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in these risk factors.
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
Our management must exercise judgment in applying many of our accounting policies and methods so that they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the appropriate accounting policy or method from two or more acceptable alternatives, any of which might be reasonable under the circumstances but might affect the amounts of assets, liabilities, revenues and expenses that we report. See “Note 1, Summary of Significant Accounting Policies” for a description of our significant accounting policies.
We have identified one of our accounting estimates, allowance for loan losses, as critical to the presentation of our financial condition and results of operations, as described in “MD&A—Critical Accounting Estimates.” We believe this estimate is critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different judgments and assumptions could have a material impact on our reported results of operations or financial condition.
Because our financial statements involve estimates for amounts that are very large, even a small change in the estimate can have a significant impact for the reporting period. For example, because our allowance for loan losses is so large,

Fannie Mae 2022 Form 10-K	56

Risk Factors | General Risk
even a change that has a small impact relative to the size of this allowance can have a meaningful impact on our results for the quarter in which we make the change.
Many of our accounting methods involve substantial use of models, which are inherently imperfect predictors of actual results because they are based on assumptions, including about future events. For example, we use models to determine expected lifetime losses on loans and other financial instruments subject to Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments and related amendments (referred to as the “CECL standard”). Our actual results could differ significantly from those generated by our models. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, perhaps significantly. For more discussion of the risks associated with our use of models, see a risk factor in “Operational Risk” above.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending or were terminated after September 30, 2022 are as follows:
District of Columbia (In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and Fairholme Funds v. FHFA). Fannie Mae is a defendant in two cases in the U.S. District Court for the District of Columbia, including a consolidated class action. The cases were consolidated for trial and a trial was conducted from October 17, 2022 to November 1, 2022. The jury was not able to reach a verdict and the judge declared a mistrial on November 7, 2022. A new trial is scheduled to begin on July 24, 2023. See “Note 16, Commitments and Contingencies” for additional information.
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

Fannie Mae 2022 Form 10-K	57

Legal Proceedings
that restricts the President’s power to remove the FHFA Director without cause violates the Constitution’s separation of powers and, thus, the FHFA Director may be removed by the President for any reason. The court rejected plaintiffs’ request to rescind the third amendment to the senior preferred stock purchase agreements. However, the Supreme Court remanded the case to the Fifth Circuit for further proceedings on the sole issue of whether the stockholders suffered compensable harm related to the constitutional claim during the limited time-period when a Senate-confirmed FHFA Director was in office. On March 4, 2022, the Fifth Circuit remanded the case to the district court for further proceedings on the compensable harm issue. On June 3, 2022, the stockholders filed an amended complaint and on July 18, 2022, FHFA and Treasury moved to dismiss that complaint. On November 21, 2022, the district court dismissed the case and on December 5, 2022, plaintiffs filed a notice of appeal.
Western District of Michigan (Rop et al. v. FHFA et al.). On June 1, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Western District of Michigan. FHFA and Treasury moved to dismiss the case on September 8, 2017, and plaintiffs filed a motion for summary judgment on October 6, 2017. On September 8, 2020, the court denied plaintiffs’ motion for summary judgment and granted defendants’ motion to dismiss. On October 4, 2022, the U.S. Court of Appeals for the Sixth Circuit reversed the dismissal and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On February 2, 2023, plaintiffs filed a petition with the Supreme Court seeking review of the Sixth Circuit’s decision.
District of Minnesota (Bhatti et al. v. FHFA et al.). On June 22, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the District of Minnesota. The court dismissed the case on July 6, 2018. On October 6, 2021, the U.S. Court of Appeals for the Eighth Circuit affirmed in part and reversed in part the district court’s ruling and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On January 26, 2022, plaintiffs filed an amended complaint. On March 11, 2022 and March 14, 2022, Treasury and FHFA each filed motions to dismiss the new complaint. On December 16, 2022, the district court dismissed the case and on January 9, 2023, the plaintiffs filed a notice of appeal.
Eastern District of Pennsylvania (Wazee Street Opportunities Fund IV L.P. et al. v. FHFA et al.). On August 16, 2018, common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the Eastern District of Pennsylvania. FHFA and Treasury moved to dismiss the case on November 16, 2018, and plaintiffs filed a motion for summary judgment on December 21, 2018. This case is currently stayed.
U.S. Court of Federal Claims. Numerous cases were filed against the United States in the U.S. Court of Federal Claims, with four of those cases listing Fannie Mae as a nominal defendant: Fisher v. United States of America, filed on December 2, 2013; Rafter v. United States of America, filed on August 14, 2014; Perry Capital LLC v. United States of America, filed on August 15, 2018; and Fairholme Funds Inc. v. United States, which was originally filed on July 9, 2013, and amended to include Fannie Mae as a nominal defendant on October 2, 2018. Plaintiffs in these cases alleged that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment constituted a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution; certain plaintiffs alleged other claims, including breach of contract and breach of fiduciary duty. The Fisher plaintiffs are pursuing only derivative claims on behalf of Fannie Mae, while the plaintiffs in Rafter, Perry Capital and Fairholme Funds alleged direct claims against the United States, in addition to derivative claims on behalf of Fannie Mae. The United States filed a motion to dismiss the Fisher, Rafter and Fairholme Funds cases, as well as other cases that did not list Fannie Mae as a nominal defendant, on August 1, 2018. On December 6, 2019, the court entered an order in the Fairholme Funds case that granted the government’s motion to dismiss all the direct claims but denied the motion as to the derivative claims brought on behalf of Fannie Mae. In the Fisher case, the court denied the government’s motion to dismiss on May 8, 2020 and, on August 21, 2020, the Federal Circuit denied the Fisher plaintiffs’ request for interlocutory appeal. The plaintiffs in Fairholme Funds and other cases affected by the court’s December 6, 2019 decision appealed that decision to the Federal Circuit. On February 22, 2022, the Federal Circuit affirmed the dismissal of the plaintiffs’ direct claims but reversed the U.S. Court of Federal Claims’ ruling on plaintiffs’ derivative claims, holding that those claims should also be dismissed. On July 22, 2022, the plaintiffs in Fairholme Funds and in other cases that did not list Fannie Mae as a nominal defendant filed petitions with the Supreme Court seeking review of the Federal Circuit’s decision. On January 9, 2023, the Supreme Court denied these petitions. The Perry Capital case was dismissed on January 30, 2023 and the Fairholme Funds case was dismissed on February 1, 2023.
Item 4.  Mine Safety Disclosures
None.

Fannie Mae 2022 Form 10-K	58

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
The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., and its address is P.O. Box 43006, Providence, RI 02940-3006 or, for overnight correspondence, 150 Royall St., Suite 101, Canton, MA 02021.
Holders
As of February 1, 2023, we had approximately 8,000 registered holders of record of our common stock. In addition, as of February 1, 2023, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Equity Compensation Plan Information
As of December 31, 2022, we had no outstanding options, warrants or rights under any equity compensation plan. Although we have a legacy equity compensation plan that was previously approved by shareholders, our 1985 Employee Stock Purchase Plan, we do not anticipate issuing additional shares under that plan. Moreover, we are prohibited from issuing any stock or other equity securities as compensation without the approval of FHFA and the prior written consent of Treasury under the senior preferred stock purchase agreement, except under limited circumstances.
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, without the prior written consent of Treasury except under limited circumstances described in “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements.”
During the quarter ended December 31, 2022, we did not sell any equity securities.
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

Fannie Mae 2022 Form 10-K	59

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2022.
Item 6.  [Reserved]

Fannie Mae 2022 Form 10-K	60

MD&A | Key Market Economic Indicators
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A together with our consolidated financial statements as of December 31, 2022 and the accompanying notes. This MD&A does not discuss 2020 performance or a comparison of 2020 versus 2021 performance for select areas where we have determined the omitted information is not necessary to understand our current-period financial condition, changes in our financial condition, or our results. The omitted information may be found in our 2021 Form 10-K, filed with the SEC on February 15, 2022, in MD&A sections titled “Consolidated Results of Operations,” “Single-Family Business,” “Multifamily Business,” and “Liquidity and Capital Management.”
Key Market Economic Indicators

Below we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments. Our forecasts and expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. See “Forward-Looking Statements” and “Risk Factors” for a discussion of factors that could cause actual results to differ materially from our current forecasts and expectations. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
Selected Benchmark Interest Rates

6.42%
5.39%
4.77%
4.30%
3.88%
3.84%
4.55%
3.50%
3.00%
2.81%
2.68%
2.71%
3.74%
2.71%
1.91%
1.92%
1.90%
1.55%
2.67%
1.34%
0.93%
0.91%
0.24%
0.07%
3.11%
2.07%
1.58%
1.51%
0.21%
0.05%
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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
How Interest Rates Can Affect Our Financial Results
•Net interest income. In a rising interest-rate environment, our mortgage loans tend to prepay more slowly as borrowers are less likely to refinance. We amortize various cost basis adjustments over the life of the mortgage loan, including those relating to loan-level price adjustments we receive as upfront fees at the time we acquire single-family loans. As a result, any prepayment of a loan results in an accelerated realization of those upfront fees as income. Therefore, as loan prepayments slow, the accelerated realization of amortization income also

Fannie Mae 2022 Form 10-K	61

MD&A | Key Market Economic Indicators
slows. Conversely, in a declining interest-rate environment, our mortgage loans tend to prepay faster as borrowers are more likely to refinance, typically resulting in the opposite trend of higher amortization income from cost basis adjustments on mortgage loans. Interest rates also affect the amount of interest income we earn on our assets. Our other investments portfolio and certain mortgage related assets typically earn more interest income in a higher interest-rate environment and less interest income in a lower interest-rate environment. See “Consolidated Results of Operations—Net Interest Income” for a discussion of how interest rate changes impacted our financial results.
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
•Benefit (provision) for credit losses. Increases in mortgage interest rates tend to lengthen the expected lives of our loans, as our borrowers are less likely to refinance, which generally increases the expected impairment and provision for credit losses on loans, particularly those modified in troubled debt restructuring (“TDR”) arrangements. Decreases in mortgage interest rates tend to shorten the expected lives of our loans as borrowers are more likely to refinance, which generally reduces the impairment and provision for credit losses on such loans. See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” and “Note 1, Summary of Significant Accounting Policies” for additional information on our adoption of Accounting Standards Update “ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2022, which resulted in the prospective discontinuation of TDR accounting, and its impact on our financial results.
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
•Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency and default rates, particularly in times of economic stress.
•As home prices increase, the severity of losses we incur on defaulted loans that we hold or guarantee decreases because the amount we can recover from the properties securing the loans increases. Declines in home prices increase the losses we incur on defaulted loans.

Fannie Mae 2022 Form 10-K	62

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
•Home price growth on a national basis decreased from 18.6% in 2021 to 9.2% in 2022. Annual home price growth in 2022 reflected home price increases in the first half of 2022, partially offset by home price declines of 1.4% in the second half of 2022. Home price declines in the second half of 2022 were primarily driven by elevated mortgage interest rates and affordability constraints. We expect these trends to continue and result in estimated home price declines of 4.2% in 2023. We also expect regional variation in the timing and rate of home price changes.
New Housing Starts(1)
(1)According to U.S. Census Bureau and subject to revision.
How Housing Activity Can Affect Our Financial Results
•Housing is among the most interest-rate-sensitive sectors of the economy. In addition to interest rates, two key aspects of economic activity that can impact supply and demand for housing, and thus our business and financial results, are the rates of household formation and housing construction.
•Household formation is a key driver of demand for both single-family and multifamily housing as a newly formed household will either rent or purchase a home. Thus, changes in the pace of household formation can affect home prices, multifamily property values and credit performance as well as the degree of loss on defaulted loans.
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

Fannie Mae 2022 Form 10-K	63

MD&A | Key Market Economic Indicators
•Single-family housing starts fell in 2022 in response to anticipated decreases in demand. In 2023, we expect home sales and single-family and multifamily housing starts to decline compared with 2022 due to elevated mortgage rates, continued low home affordability, and an expected modest recession.
GDP, Unemployment Rate and Personal Consumption

4.4%
11.0%
7.9%
6.7%
6.1%
5.9%
4.8%
3.9%
3.6%
3.6%
3.5%
3.5%
43.0%
35.3%
3.9%
3.9%
10.8%
6.3%
12.1%
7.0%
3.0%
2.7%
3.1%
7.0%
1.3%
(1.6)%
2.0%
(0.6)%
2.3%
3.2%
2.1%
2.9%
(6.2)%
(4.6)%
(32.1)%
(29.9)%
1Q20
2Q20
3Q20
4Q20
1Q21
2Q21
3Q21
4Q21
1Q22
2Q22
3Q22
4Q22
U.S. personal consumption, annualized percentage change¹
Growth in GDP, annualized percentage change
U.S. unemployment rate, as of period end²

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
•While GDP grew in 2022, we expect that a modest recession is likely to occur beginning in the first half of 2023, resulting in an increase in the unemployment rate. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, the speed at which expected monetary policy tightening is adjusted and the risk of international financial market disruptions.

Fannie Mae 2022 Form 10-K	64

MD&A | Key Market Economic Indicators
See “Risk Factors—Credit Risk” and “Risk Factors—Market and Industry Risk” for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity and economic conditions.
Consolidated Results of Operations

This section discusses our consolidated results of operations and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Results of Operations
	For the Year Ended December 31,			Variance
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(Dollars in millions)
Net interest income(1)	$29,423	$29,587	$24,866	$(164)	$4,721
Fee and other income	312	361	462	(49)	(101)
Net revenues	29,735	29,948	25,328	(213)	4,620
Investment gains (losses), net	(297)	1,352	907	(1,649)	445
Fair value gains (losses), net(1)	1,284	155	(2,501)	1,129	2,656
Administrative expenses	(3,329)	(3,065)	(3,068)	(264)	3
Benefit (provision) for credit losses	(6,277)	5,130	(678)	(11,407)	5,808
TCCA fees	(3,369)	(3,071)	(2,673)	(298)	(398)
Credit enhancement expense(2)	(1,323)	(1,051)	(1,361)	(272)	310
Change in expected credit enhancement recoveries(3)	727	(194)	233	921	(427)
Other expenses, net(4)	(918)	(1,255)	(1,308)	337	53
Income before federal income taxes	16,233	27,949	14,879	(11,716)	13,070
Provision for federal income taxes	(3,310)	(5,773)	(3,074)	2,463	(2,699)
Net income	$12,923	$22,176	$11,805	$(9,253)	$10,371
Total comprehensive income	$12,920	$22,098	$11,790	$(9,178)	$10,308
(1)In January 2021, we began applying fair value hedge accounting. For qualifying hedging relationships, fair value changes attributable to movements in the designated benchmark interest rates for hedged mortgage loans and funding debt and the fair value change of the designated portion of the paired interest-rate swaps are recognized in “Net interest income.” In 2020, all fair value changes for interest-rate swaps were recognized in “Fair value gains (losses), net.” See “Fair Value Gains (Losses), Net” and “Note 1, Summary of Significant Accounting Policies” for more information about our hedge accounting program.
(2)Consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and CIRT programs, enterprise-paid mortgage insurance (“EPMI”) and certain lender risk-sharing programs.
(3)Includes estimated changes in benefits, as well as any realized amounts, from our freestanding credit enhancements.
(4)Consists of debt extinguishment gains and losses, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
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
The timing of when we recognize amortization income can vary based on a number of factors, the most significant of which is a change in mortgage interest rates. In a rising interest-rate environment, our mortgage loans tend to prepay more slowly, which typically results in lower amortization income. Conversely, in a declining interest-rate environment, our mortgage loans tend to prepay faster, typically resulting in higher amortization income.

Fannie Mae 2022 Form 10-K	65

MD&A | Consolidated Results of Operations
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
Since January 2021, we have recognized fair value changes attributable to movements in benchmark interest rates for mortgage loans and funding debt, and for related interest-rate swaps in hedging relationships, as a component of net interest income, including the amortization of hedge-related basis adjustments on mortgage loans or funding debt and any related interest accrual on the swaps. The net income or expense associated with this activity is presented in the “Income (expense) from hedge accounting” line item in the table below.
For the years ended December 31, 2022 and 2021, we recognized $3.2 billion and $1.5 billion, respectively, in net fair value gains on our hedged loans and funding debt as cost basis adjustments, which substantially offset net fair value losses on designated interest-rate swaps. These cost basis adjustments on our hedged loans and funding debt will be amortized as net expenses over the remaining contractual life of the respective hedged items as a component of “Net interest income.” See “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for more information about our hedge accounting program, as well as “Fair Value Gains (Losses), Net” below.
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Year Ended December 31,			Variance
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$16,072	$14,159	$11,157	$1,913	$3,002
Base guaranty fee income related to TCCA(2)	3,369	3,071	2,673	298	398
Net amortization income(3)	7,099	11,243	9,121	(4,144)	2,122
Total net interest income from guaranty book of business	26,540	28,473	22,951	(1,933)	5,522
Net interest income from portfolios(4)	2,954	941	1,915	2,013	(974)
Income (expense) from hedge accounting(5)	(71)	173	—	(244)	173
Total net interest income	$29,423	$29,587	$24,866	$(164)	$4,721

Income (expense) from hedge accounting included in net interest income:
Fair value gains (losses) on designated risk management derivatives in fair value hedges(5)	$(2,536)	$(1,453)	$—	$(1,083)	$(1,453)
Fair value gains (losses) on hedged mortgage loans held for investment and debt of Fannie Mae(6)	3,188	1,510	—	1,678	1,510
Contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments(5)	(227)	211	—	(438)	211
Discontinued hedge-related basis adjustment amortization	(496)	(95)	—	(401)	(95)
Total income (expense) from hedge accounting in net interest income	$(71)	$173	$—	$(244)	$173
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
(4)Includes interest income from assets held in our retained mortgage portfolio and our other investments portfolio, as well as other assets used to support lender liquidity. Also includes interest expense on our funding debt, including outstanding Connecticut Avenue Securities debt.

Fannie Mae 2022 Form 10-K	66

MD&A | Consolidated Results of Operations
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
Net interest income remained relatively flat in 2022 compared with 2021. The primary offsetting drivers of net interest income were lower amortization income offset by higher income from portfolios and higher base guaranty fee income. More specifically, our net interest income was impacted in the periods by:
•Lower net amortization income. Lower amortization income was driven by a higher interest rate environment in 2022, which slowed refinancing activity driving lower prepayment volumes compared with 2021. For a description of how fewer loan prepayments results in lower amortization income, refer to “Key Market Economic Indicators—How Interest Rates Can Affect Our Financial Results—Net Interest Income.”
•Higher income from portfolios. Higher income from portfolios in 2022 compared with 2021 was primarily driven by higher yields on assets in our other investments portfolio as a result of increases in interest rates, as well as a decrease in interest expense on our long-term funding debt due to a decrease in the average outstanding balance compared with 2021.
•Higher base guaranty fee income. An increase in the size of our guaranty book of business combined with higher average charged guaranty fees were the primary drivers of the increase in base guaranty fee income in 2022 compared with 2021.
Net interest income increased in 2021 compared with 2020, driven by higher base guaranty fee income and higher net amortization income, partially offset by lower income from portfolios.
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
Refinancing activity was significantly lower in 2022 compared with 2021 levels as the rise in interest rates resulted in fewer borrowers who could benefit from refinancing. We expect refinancing activity to remain low in 2023 compared with the levels in 2020 and 2021, as we expect average 30-year fixed rate mortgage interest rates to remain significantly higher than the interest rates of most outstanding single-family loans. As of December 29, 2022, the U.S. weekly

Fannie Mae 2022 Form 10-K	67

MD&A | Consolidated Results of Operations
average interest rate for a single-family 30-year fixed-rate mortgage was 6.42%, according to Freddie Mac’s Primary Mortgage Market Survey®. Nearly 95% of our single-family conventional guaranty book of business as of December 31, 2022 had an interest rate below 5.50%, resulting in a low likelihood these loans would refinance at current rates. In addition, approximately 75% of our single-family conventional guaranty book of business as of December 31, 2022 had an interest rate below 4.00%. Accordingly, even if interest rates decline meaningfully from current levels, most of the loans in our single-family conventional guaranty book of business still would not be incentivized to refinance.
We expect significantly lower amortization income in 2023 compared with 2022, driven by our expectation that refinancing activity will remain low as we expect most single-family loans in our guaranty book of business will continue to have interest rates significantly lower than current market rates. However, we expect the decline in our amortization income in 2023 to be partially offset by higher interest income on our other investments portfolio.
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

Analysis of Net Interest Income and Yield(1)
	For the Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$60,587	$2,835	4.68%	$89,603	$2,953	3.30%	$114,132	$3,917	3.43%
Mortgage loans of consolidated trusts	4,019,332	114,978	2.86	3,746,113	95,977	2.56	3,369,573	102,399	3.04
Total mortgage loans(2)	4,079,919	117,813	2.89	3,835,716	98,930	2.58	3,483,705	106,316	3.05
Investments in securities(3)	128,245	1,828	1.41	168,702	582	0.34	133,011	972	0.72
Securities purchased under agreements to resell	25,374	524	2.04	46,165	21	0.04	41,807	146	0.34
Advances to lenders	5,170	132	2.52	9,086	142	1.54	8,551	135	1.55
Total interest-earning assets	$4,238,708	$120,297	2.84%	$4,059,669	$99,675	2.46%	$3,667,074	$107,569	2.93%
Interest-bearing liabilities:
Short-term funding debt	$4,429	$(76)	1.69	$5,748	$(4)	0.07	$33,068	$(182)	0.54
Long-term funding debt	139,098	(2,481)	1.78	231,344	(2,707)	1.17	204,832	(3,181)	1.55
CAS debt	8,658	(511)	5.90	13,896	(581)	4.18	17,915	(857)	4.78
Total debt of Fannie Mae	152,185	(3,068)	2.02	250,988	(3,292)	1.31	255,815	(4,220)	1.65
Debt securities of consolidated trusts held by third parties	4,030,467	(87,806)	2.18	3,778,755	(66,796)	1.77	3,403,052	(78,483)	2.31
Total interest-bearing liabilities	$4,182,652	$(90,874)	2.17%	$4,029,743	$(70,088)	1.74%	$3,658,867	$(82,703)	2.26%
Net interest income/net interest yield		$29,423	0.69%		$29,587	0.73%		$24,866	0.68%
(1)Includes the effects of discounts, premiums and other cost basis adjustments. For the year ended December 31, 2022 and 2021, includes cost basis adjustments related to hedge accounting.
(2)Average balance includes mortgage loans on nonaccrual status. Interest income from yield maintenance revenue and the amortization of loan fees, primarily consisting of upfront cash fees, was $5.1 billion, $10.1 billion and $9.3 billion for the years ended 2022, 2021 and 2020, respectively.
(3)Consists of cash, cash equivalents, U.S. Treasury securities and mortgage-related securities.

Fannie Mae 2022 Form 10-K	68

MD&A | Consolidated Results of Operations
The table below displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Rate/Volume Analysis of Changes in Net Interest Income
	2022 vs. 2021			2021 vs. 2020
	Total Variance	Variance Due to:(1)		Total Variance	Variance Due to:(1)
		Volume	Rate		Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(118)	$(1,131)	$1,013	$(964)	$(814)	$(150)
Mortgage loans of consolidated trusts	19,001	7,314	11,687	(6,422)	10,696	(17,118)
Total mortgage loans	18,883	6,183	12,700	(7,386)	9,882	(17,268)
Investments in securities(2)	1,246	(170)	1,416	(390)	214	(604)
Securities purchased under agreements to resell	503	(14)	517	(125)	14	(139)
Advances to lenders	(10)	(77)	67	7	8	(1)
Total interest income	20,622	5,922	14,700	(7,894)	10,118	(18,012)
Interest expense:
Short-term funding debt	(72)	1	(73)	178	86	92
Long-term funding debt	226	1,324	(1,098)	474	(377)	851
CAS debt	70	262	(192)	276	177	99
Total debt of Fannie Mae	224	1,587	(1,363)	928	(114)	1,042
Debt securities of consolidated trusts held by third parties	(21,010)	(4,680)	(16,330)	11,687	(8,069)	19,756
Total interest expense	(20,786)	(3,093)	(17,693)	12,615	(8,183)	20,798
Net interest income	$(164)	$2,829	$(2,993)	$4,721	$1,935	$2,786
(1)Combined rate/volume variances are allocated between rate and volume based on the relative size of each variance.
(2)Consists of cash, cash equivalents, U.S. Treasury securities and mortgage-related securities.
Analysis of Deferred Amortization Income
We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. The difference between the initial fair value and the carrying value of these instruments is recorded as a cost basis adjustment, either as a premium or a discount, in our consolidated balance sheets. We amortize these cost basis adjustments over the contractual lives of the loans or debt. On a net basis, for mortgage loans and debt of consolidated trusts, we are in a premium position with respect to debt of consolidated trusts, which represents deferred income we will recognize in our consolidated statements of operations and comprehensive income as amortization income in future periods. Our net premium position on debt of consolidated MBS trusts decreased as of December 31, 2022, compared with December 31, 2021, primarily as a result of increasing interest rates throughout much of 2022, which resulted in recognizing primarily net discounts on newly issued MBS debt as prices declined.
Deferred Amortization Income Represented by Net Premium Position
on Debt of Consolidated Trusts
(Dollars in billions)

Fannie Mae 2022 Form 10-K	69

MD&A | Consolidated Results of Operations
Investment Gains (Losses), Net
Investment gains (losses), net primarily consists of the sale of single-family held for sale (“HFS”) loans, lower of cost or fair value adjustments on HFS loans, gains and losses recognized on the consolidation and deconsolidation of securities, and gains and losses recognized from the sale of available-for-sale (“AFS”) securities.
Net investment losses in 2022 were primarily driven by a significant decrease in the market value of single-family loans, which resulted in valuation losses on loans held-for-sale as of December 31, 2022, as well as lower prices on loans sold during the year. Net investment gains in 2021 were driven by strong loan pricing coupled with a high volume of single-family loan sales during the year.
Fair Value Gains (Losses), Net
The estimated fair value of our derivatives, trading securities and other financial instruments carried at fair value may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads and implied volatility, as well as activity related to these financial instruments.
In January 2021, we began applying fair value hedge accounting to reduce earnings volatility in our financial statements driven by changes in benchmark interest rates as discussed below in “Impact of Hedge Accounting on Fair Value Gains (Losses), Net.” Accordingly, since then, we have recognized the fair value gains and losses and the contractual interest income and expense associated with risk management derivatives designated in qualifying hedging relationships in net interest income.
As discussed in more detail below, we had fair value gains in 2022, primarily driven by the impact of rising interest rates and widening of the secondary spread, which led to price declines. As a result of the price declines, we recognized gains on our mortgage commitment derivatives and long-term debt of consolidated trusts held at fair value, partially offset by fair value losses on fixed-rate trading securities. We had fair value gains in 2021 primarily driven by the impact of rising interest rates on the fair value of our mortgage commitment derivatives and long-term debt of consolidated trusts held at fair value, partially offset by fair value losses on fixed-rate trading securities.
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps	$(492)	$227	$(261)
Net change in fair value during the period	(1,891)	(1,284)	(99)
Impact of hedge accounting	2,763	1,242	—
Risk management derivatives fair value gains (losses), net	380	185	(360)
Mortgage commitment derivatives fair value gains (losses), net	2,708	551	(2,654)
Credit enhancement derivatives fair value gains (losses), net	(97)	(178)	182
Total derivatives fair value gains (losses), net	2,991	558	(2,832)
Trading securities gains (losses), net	(3,504)	(1,060)	513
Long-term debt fair value gains (losses), net	2,265	631	(432)
Other, net(1)	(468)	26	250
Fair value gains (losses), net	$1,284	$155	$(2,501)
(1)Consists primarily of fair value gains and losses on mortgage loans held at fair value.
Impact of Hedge Accounting on Fair Value Gains (Losses), Net
Our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. To help address this volatility, we began applying fair value hedge accounting in January 2021 to reduce the current-period impact on our earnings related to changes in specified benchmark interest rates. Hedge accounting aligns the timing of when we recognize fair value changes in hedged items attributable to these benchmark interest-rate movements with fair value changes in the hedging instrument. For additional discussion on the purpose and structure of our hedge accounting program, see “Risk Management—Market Risk Management, including Interest-Rate Risk Management—Earnings Exposure to Interest-Rate Risk.” For additional

Fannie Mae 2022 Form 10-K	70

MD&A | Consolidated Results of Operations
discussion of our fair value hedge accounting policy and related disclosures, see “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments.”
The table below displays the amount of contractual interest accruals and fair value losses related to designated interest-rate swaps in qualifying hedging relationships that are recognized in “Net interest income” rather than “Fair value gains (losses), net” as a result of hedge accounting. Derivatives not in hedging relationships are not affected.

Impact of Hedge Accounting on Fair Value Gains (Losses), Net
	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net contractual interest (expense) income accruals related to interest-rate swaps designated as hedging instruments recognized in net interest income	$(227)	$211	$—
Fair value losses on derivatives designated as hedging instruments recognized in net interest income	(2,536)	(1,453)	—
Fair value losses, net recognized in net interest income from hedge accounting	$(2,763)	$(1,242)	$—
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
We recognized net fair value gains on risk management derivatives in 2022 and 2021 primarily as a result of increases in the fair value of our pay-fixed interest-rate swaps, partially offset by decreases in the fair value of receive-fixed interest-rate swaps driven by increasing interest rates in both years.
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

Fannie Mae 2022 Form 10-K	71

MD&A | Consolidated Results of Operations
debt extinguishment gains and losses in “Other expenses, net.” Sales of securities issued by our consolidated MBS trusts are treated as issuances of consolidated debt; we recognize the fair value of the commitment on the settlement date as a component of debt in the cost basis of the debt issued.
We recognized fair value gains on our mortgage commitments in 2022 primarily due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period due to rising interest rates and widening of the secondary spread, which is the spread between the 30-year MBS current coupon yield and 10-year U.S. Treasury rate.
We recognized fair value gains on our mortgage commitments in 2021 primarily due to gains on commitments to sell mortgage-related securities as prices decreased during the commitment period due to rising interest rates.
Trading Securities Gains (Losses), Net
Losses on trading securities in 2022 were primarily driven by increases in U.S. Treasury yields, which resulted in losses on fixed-rate securities held in our other investments portfolio.
Losses on trading securities in 2021 were primarily driven by increases in interest rates, which resulted in losses on fixed-rate securities held in our other investments portfolio.
Long-Term Debt Fair Value Gains (Losses), Net
We elect the fair value option for our long-term debt of consolidated trusts that contain embedded derivatives that would otherwise require bifurcation. The fair value of our long-term consolidated trust debt held at fair value is reported in “Debt of consolidated trusts” in our consolidated balance sheets. The changes in the fair value of our long-term consolidated trust debt held at fair value are included in “Long-term debt fair value gains (losses), net” in the table above.
We recognized fair value gains in 2022 due to decreases in the fair value of long-term debt of consolidated trusts held at fair value driven by rising interest rates and widening of the secondary spread.
We recognized fair value gains in 2021 due to decreases in the fair value of long-term debt of consolidated trusts held at fair value driven by rising interest rates.
Other, Net
We elect the fair value option for mortgage loans that contain embedded derivatives that would otherwise require bifurcation. The fair value of our mortgage loans held at fair value is reported as “Mortgage loans” in our consolidated balance sheets. The changes in fair value of our mortgage loans held at fair value are included in “Other, net” in the table above.
We recognized fair value losses on our mortgage loans held at fair value in 2022 due to increases in interest rates, which led to lower prices.
Benefit (Provision) for Credit Losses
Our benefit or provision for credit losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed and the volume and pricing of loans redesignated from held for investment (“HFI”) to HFS.
In recent periods, changes in actual and projected interest rates have been a significant driver of our benefit or provision for credit losses as these changes drive prepayment speeds, which impacts the measurement of the economic concessions granted to borrowers on modified loans. Pursuant to our adoption of Accounting Standards Update (“ASU”) 2022-02 effective January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for restructurings occurring on or after the adoption date. This accounting also results in the elimination of any existing economic concession related to a loan that was previously designated as a TDR if such loan is restructured on or after January 1, 2022. Although increases in interest rates were a meaningful driver of our benefit or provision for credit losses in recent years, we expect the decrease in the balance of loans that were previously designated as TDRs will reduce the sensitivity of our benefit or provision for credit losses to interest rate volatility over time. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” and “Note 3, Mortgage Loans” for more information about our adoption of ASU 2022-02.
Our benefit or provision for credit losses and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance as of December 31, 2022 are reasonable, they are subject to uncertainty. Changes in future economic

Fannie Mae 2022 Form 10-K	72

MD&A | Consolidated Results of Operations
conditions and loan performance from our current expectations may result in volatility in our allowance for loan losses and, as a result, our benefit or provision for credit losses. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty. See “Risk Factors—Credit Risk” for a discussion of factors that could result in significant provisions for credit losses on the loans in our book of business.
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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)(2)	$(1,347)	$201	$(31)
Redesignation of loans from HFI to HFS	(306)	1,233	672
Actual and forecasted home prices	(2,867)	3,026	1,536
Actual and projected interest rates	(1,072)	(639)	1,085
Release of economic concessions(3)	793	—	—
Changes in assumptions regarding COVID-19 forbearance and loan delinquencies(2)	—	713	(3,021)
Other(4)	(230)	64	(314)
Single-family benefit (provision) for credit losses	(5,029)	4,598	(73)
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)(2)	(150)	(202)	(234)
Actual and projected interest rates	(279)	9	210
Actual and projected economic data	105	571	—
Estimated impact of the COVID-19 pandemic(2)	—	119	(648)
Other(4)	(924)	33	70
Multifamily benefit (provision) for credit losses	(1,248)	530	(602)
Total benefit (provision) for credit losses	$(6,277)	$5,128	$(675)

Change in expected credit enhancement recoveries for active loans:
Single-family	$470	$(86)	$89
Multifamily	257	(123)	137
Change in expected credit enhancement recoveries for active loans	$727	$(209)	$226
(1)Primarily consists of loan acquisitions, liquidations, amortization of modification concessions granted to borrowers and write-offs of amounts determined to be uncollectible. For multifamily, “changes in loan activity” also includes changes in the allowance due to loan delinquencies and the impact of changes in DSCRs based on updated property financial information, which is used to assess loan credit quality.
(2)Beginning January 1, 2022, changes in assumptions regarding COVID-19 forbearance and loan delinquencies are included in “Changes in loan activity.”
(3)Represents the benefit from the release of economic concessions related to loans previously designated as TDRs that received loss mitigation arrangements during the period due to the adoption of ASU 2022-02 effective January 1, 2022.
(4)Includes provision for allowance on accrued interest receivable. For single-family, also includes changes in the reserve for guaranty losses that are not separately included in the other components. For multifamily, 2022 primarily consists of provision for our seniors housing portfolio and 2021 includes the impact of model enhancements.

Fannie Mae 2022 Form 10-K	73

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
The primary factors that contributed to our single-family provision for credit losses in 2022 were:
•Net provision from actual and forecasted home prices. Provision from home price changes was primarily driven by our home price forecast, which estimates home price declines in 2023 and 2024. Lower forecasted home prices increase the likelihood that loans will default and increase the amount of credit loss on loans that do default, which increases our estimate of loss reserves and provision for credit losses. See “Key Market Economic Indicators” for additional information about how home prices affect our credit loss estimates, including a discussion of home price growth and declines, and our home price forecast. Also see “Critical Accounting Estimates” for more information about our home price forecast.
•Provision from changes in loan activity, which includes provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in 2022 compared with 2021. As we shift to more purchase loans, the credit profile of our acquisitions weakens as purchase loans generally have higher origination LTV ratios than refinance loans. This drove a higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision for those loans at the time of acquisition. In addition, in 2022, our credit loss provision also increased as our more negative home price forecast increased our estimate of losses on newly acquired loans. See “Single-Family Business—Single-Family Mortgage Credit Risk Management” for more information on our loan acquisitions in 2022.
•Provision from higher actual and projected interest rates. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extend the expected lives of these loans resulting in an increase in expected losses. For TDR loans, longer expected lives also increase the expected impairment relating to economic concessions provided on them, resulting in a provision for credit losses.
The primary factors that contributed to our single-family benefit for credit losses in 2021 were:
•Benefit from actual and forecasted home prices. In 2021, actual home price growth was at record levels. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses.
•Benefit from the redesignation of loans from HFI to HFS. We redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a net benefit for credit losses.
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
The impact of these factors was partially offset by provision for higher actual and projected interest rates, which reduced our single-family benefit for credit losses recognized in 2021.
Multifamily Benefit (Provision) for Credit Losses
The primary factors that contributed to our multifamily provision for credit losses in 2022 were:
•Approximately $900 million in provision relating to our multifamily seniors housing portfolio, which is included in “Other” in the table above. As of December 31, 2022, our estimate of credit losses reflected an increased probability of default and greater expected severity of loss on our seniors housing portfolio. As of December 31, 2022, nearly all of the seniors housing loans in our guaranty book of business were current on their payments. However, our seniors housing portfolio has been disproportionately impacted by recent market conditions, which has resulted in higher expected losses on this portfolio.
Seniors housing has been negatively impacted by elevated vacancy rates and higher operating costs, which have been exacerbated by recent inflation pressures. This has reduced the net operating income on many seniors housing properties, which in turn has led to lower estimated property values. These factors, combined with increased costs associated with adjustable-rate mortgages due to a sharp rise in short-term interest rates during the latter half of 2022, have put additional stress on our seniors housing portfolio and increased our

Fannie Mae 2022 Form 10-K	74

MD&A | Consolidated Results of Operations
estimate of credit losses on these loans. As of December 31, 2022, our seniors housing portfolio had an unpaid principal balance of $16.6 billion, of which 39% were adjustable-rate mortgages. See “Multifamily Business—Multifamily Portfolio Diversification and Monitoring” for more information about our seniors housing portfolio.
•Provision for higher actual and projected interest rates. Rising interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity, increasing our provision for credit losses. Additionally, rising interest rates increase the chance that multifamily borrowers with adjustable-rate mortgages may default due to higher payments if the property net operating income is not increasing at a similar pace.
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
TCCA fees increased in 2022 compared with 2021 as our book of business subject to the TCCA increased over the prior year. See “Business—Legislation and Regulation—GSE-Focused Matters—Guaranty Fees and Pricing” for further discussion of the TCCA.
Credit Enhancement Expense
Credit enhancement expense consists of costs associated with our freestanding credit enhancements, which primarily include our CAS and CIRT programs, enterprise-paid mortgage insurance (“EPMI”), and amortization expense for certain lender risk-sharing programs. For our CAS and CIRT programs, this expense is generally based on the average balance of the covered reference pool. Therefore, the periodic expense at the transaction or security level generally increases or decreases as the covered balance increases or decreases. We exclude from this expense costs related to our CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
Credit enhancement expense increased in 2022 compared with 2021 as the average balance of loans covered by CAS and CIRT transactions increased in 2022. We discuss the transfer of mortgage credit risk in “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
Change in Expected Credit Enhancement Recoveries
Change in expected credit enhancement recoveries consists of the change in benefits recognized from our freestanding credit enhancements, including any realized amounts. Change in expected credit enhancement recoveries switched from expense in 2021 to income in 2022 driven by an increase in provision for credit losses in 2022 as our allowance for loan losses increased, which drove an increase in our expected recoveries.
Other Expenses, Net
We recognized other expenses, net of $918 million in 2022 compared with $1.3 billion in 2021. The decrease in other expenses, net in 2022 was primarily due to the decrease in our housing trust fund expenses, which are based upon new business purchases volumes. Purchase volumes, particularly in our single-family business, declined significantly in 2022 compared with 2021. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Treasury Interest in Affordable Housing Allocations” for more information on these expenses.

Fannie Mae 2022 Form 10-K	75

MD&A | Consolidated Results of Operations
Federal Income Taxes
We recognized provisions for federal income taxes of $3.3 billion in 2022, $5.8 billion in 2021 and $3.1 billion in 2020. Our provision for federal income taxes decreased in 2022 compared with 2021 primarily because of the decrease in our pre-tax income. Similarly, our provision for federal income taxes increased in 2021 compared with 2020 because of the increase in our pre-tax income.
Our effective tax rates were 20.4% in 2022, and 20.7% in 2021 and 2020. See “Note 9, Income Taxes” for additional information on our income taxes.
Consolidated Balance Sheet Analysis

This section discusses our consolidated balance sheets and should be read together with our consolidated financial statements and the accompanying notes.

Summary of Consolidated Balance Sheets
	As of December 31,
	2022	2021	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and securities purchased under agreements to resell	$72,552	$63,191	$9,361
Restricted cash and cash equivalents	29,854	66,183	(36,329)
Investments in securities, at fair value	50,825	89,043	(38,218)
Mortgage loans:
Of Fannie Mae	54,085	66,127	(12,042)
Of consolidated trusts	4,071,698	3,907,744	163,954
Allowance for loan losses	(11,347)	(5,629)	(5,718)
Mortgage loans, net of allowance for loan losses	4,114,436	3,968,242	146,194
Deferred tax assets, net	12,911	12,715	196
Other assets	24,710	29,792	(5,082)
Total assets	$4,305,288	$4,229,166	$76,122
Liabilities and equity
Debt:
Of Fannie Mae	$134,168	$200,892	$(66,724)
Of consolidated trusts	4,087,720	3,957,299	130,421
Other liabilities	23,123	23,618	(495)
Total liabilities	4,245,011	4,181,809	63,202
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(60,559)	(73,479)	12,920
Total equity	60,277	47,357	12,920
Total liabilities and equity	$4,305,288	$4,229,166	$76,122
Restricted Cash and Cash Equivalents
The decrease in restricted cash and cash equivalents from December 31, 2021 to December 31, 2022 was primarily driven by a decrease in prepayments due to lower refinance volumes for loans of consolidated trusts, resulting in lower cash balances held in trust at period-end. For information on our accounting policy for restricted cash and cash equivalents, see “Note 1, Summary of Significant Accounting Policies.”
Investments in Securities, at Fair Value
Investments in securities, at fair value decreased from December 31, 2021 to December 31, 2022 as we primarily used short-term liquid assets that accumulated in prior periods to fund our operations and to pay off maturing debt. For further discussion, see “Liquidity and Capital Management—Liquidity Management.”

Fannie Mae 2022 Form 10-K	76

MD&A | Consolidated Balance Sheet Analysis
Mortgage Loans, Net of Allowance
The mortgage loans reported in our consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses increased from December 31, 2021 to December 31, 2022 driven by loan acquisitions outpacing liquidations and sales.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Debt
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. Debt of Fannie Mae is the primary means of funding our mortgage purchases. Debt of Fannie Mae also includes CAS debt, which we issued in connection with our transfer of mortgage credit risk.
The decrease in debt of Fannie Mae from December 31, 2021 to December 31, 2022 was primarily due to the maturity of long-term debt, which outpaced new issuances as our funding needs remained low. The increase in debt of consolidated trusts from December 31, 2021 to December 31, 2022 was primarily driven by sales of Fannie Mae MBS, which are accounted for as issuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $60.3 billion as of December 31, 2022, compared with $47.4 billion as of December 31, 2021, due to the $12.9 billion in comprehensive income recognized during 2022.
The aggregate liquidation preference of the senior preferred stock increased to $180.3 billion as of December 31, 2022 from $163.7 billion as of December 31, 2021. The aggregate liquidation preference of the senior preferred stock will further increase to $181.8 billion as of March 31, 2023, due to the $1.4 billion increase in our net worth in the fourth quarter of 2022. For more information about how this liquidation preference is determined see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock.”

Fannie Mae 2022 Form 10-K	77

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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of December 31, 2022 and 2021 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The decrease in our retained mortgage portfolio as of December 31, 2022 compared with December 31, 2021 was primarily due to a decrease in our lender liquidity portfolio driven by a decline in mortgage refinance activity, leading to lower acquisition volumes through the whole loan conduit.

Fannie Mae 2022 Form 10-K	78

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in securities, at fair value” or “Mortgage loans of Fannie Mae” in our “Summary of Consolidated Balance Sheets” table shown above.

Retained Mortgage Portfolio
	As of December 31,
	2022	2021
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$16,410	$34,509
Mortgage loans	7,329	16,174
Total lender liquidity	23,739	50,683
Loss mitigation mortgage loans(2)	38,458	37,601
Other:
Reverse mortgage loans(3)	6,565	9,908
Mortgage loans	3,365	3,954
Reverse mortgage securities(4)	4,811	6,146
Other(5)	804	929
Total other	15,545	20,937
Total retained mortgage portfolio	$77,742	$109,221

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$73,769	$101,518
Multifamily mortgage loans and mortgage-related securities	$3,973	$7,703
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $7.1 billion and $11.0 billion as of December 31, 2022 and 2021, respectively. Includes multifamily loans on nonaccrual status of $243 million and $340 million as of December 31, 2022 and 2021, respectively.
(3)We stopped acquiring newly originated reverse mortgages in 2010.
(4)Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.
(5)Consists of private-label and other securities, Fannie Mae-wrapped private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own was previously capped at $250 billion and decreased to $225 billion on December 31, 2022 under the terms of our senior preferred stock purchase agreement with Treasury. In addition, we are currently required to further cap our mortgage assets at $202.5 billion per instructions from FHFA. See “Business—Conservatorship and Treasury Agreements” for additional information on our mortgage asset cap.
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of December 31, 2022, 10% of the notional value of our interest-only securities was $1.7 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $16.4 billion of loans from our single-family MBS trusts during 2022, the substantial majority of which were delinquent, compared with $10.4 billion of loans purchased from single-family MBS trusts during 2021. The increase in loans bought out of trusts in 2022 was primarily driven by loans exiting COVID-19-related forbearance that required a modification. The size of our retained mortgage portfolio will be impacted by the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio.

Fannie Mae 2022 Form 10-K	79

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
Some Fannie Mae MBS that we issue are backed in whole or in part by Freddie Mac securities. When we resecuritize Freddie Mac securities into Fannie Mae-issued structured securities, such as Supers and REMICs, our guaranty of principal and interest extends to the underlying Freddie Mac securities. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. Although our guaranty of the underlying Freddie Mac securities requires us to hold additional capital under the enterprise regulatory capital framework, prior to July 1, 2022, we did not charge an incremental fee to create structured securities that include Freddie Mac securities. Effective July 1, 2022, we began charging an upfront fee to include Freddie Mac securities in our structured securities, calculated as 50 basis points on the portion of securities made up of Freddie Mac-issued collateral. Effective April 1, 2023, we will be reducing this fee to 9.375 basis points. References to our single-family guaranty book of business exclude Freddie Mac-acquired mortgage loans underlying Freddie Mac securities that we have resecuritized.
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
The table below displays the composition of our guaranty book of business based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of December 31,
	2022			2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,646,981	$442,067	$4,089,048	$3,536,613	$419,463	$3,956,076
Government guaranty book of business(2)	12,450	572	13,022	16,777	718	17,495
Guaranty book of business	3,659,431	442,639	4,102,070	3,553,390	420,181	3,973,571
Freddie Mac securities guaranteed by Fannie Mae(3)	234,023	—	234,023	212,259	—	212,259
Total Fannie Mae guarantees	$3,893,454	$442,639	$4,336,093	$3,765,649	$420,181	$4,185,830
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $193.9 billion and $177.8 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of December 31, 2022 and 2021, respectively; and (ii) $40.1 billion and $34.5 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of December 31, 2022 and 2021, respectively. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” for more information regarding our maximum exposure to loss on consolidated Fannie Mae MBS and Freddie Mac securities.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified HUD and Treasury funds in support of affordable housing. In March 2022, we paid $598 million to the funds based on our new business purchases in 2021. For 2022, we recognized an expense of $287 million related to this obligation based on $684.5 billion in new business purchases

Fannie Mae 2022 Form 10-K	80

MD&A | Guaranty Book of Business
during the year. We expect to pay this amount to the funds in 2023. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” for more information regarding this obligation.
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
We conduct business in the U.S. residential mortgage markets and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding was estimated to be approximately $15.2 trillion as of September 30, 2022 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 27% of total U.S. residential mortgage debt outstanding as of September 30, 2022.
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

Fannie Mae 2022 Form 10-K	81

MD&A | Single-Family Business | Single-Family Primary Business Activities
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
Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report on loan performance, perform early delinquency intervention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our servicing policies, negotiation of workouts for delinquent and troubled loans, and other loss mitigation activities. If necessary, mortgage servicers inspect and preserve properties and process foreclosures and bankruptcies. For information on the risks of our reliance on servicers, refer to “Risk Factors—Credit Risk.”
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
We employ a servicer performance management program, called the Servicer Total Achievement and RewardsTM (STAR®) Program, which provides our largest servicers a transparent framework of key metrics and operational assessments to recognize strong performance and identify areas of weakness. Performance management staff measure, monitor and manage overall servicer performance by conducting regular servicer performance reviews in an effort to promote optimal performance, mitigate risk and explore best practices or areas of opportunity to take action and improve performance where necessary.
Repercussions for poor performance by a servicer may include performance improvement plans, lost incentive income, compensatory fees, monetary and non-monetary remedies, and reduced opportunity for STAR Program recognition. If poor performance persists, servicing may ultimately be transferred to a different servicer.
Single-Family Credit Risk and Credit Loss Management
Our Single-Family business:
•Prices and manages the credit risk on loans in our single-family guaranty book of business through our loan acquisition policies.

Fannie Mae 2022 Form 10-K	82

MD&A | Single-Family Business | Single-Family Primary Business Activities
•Works to reduce costs of defaulted single-family loans through, among other things, home retention solutions and foreclosure alternatives, management of foreclosures and our REO inventory, and pursuing contractual remedies from lenders, servicers and providers of credit enhancements.
•Enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business through our credit risk transfer programs.
See “Single-Family Mortgage Credit Risk Management” below for discussion of our strategies for managing credit risk and credit losses on single-family loans.
Single-Family Lenders and Investors
In support of our mission to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America, we work with lenders that operate within the primary mortgage market where mortgage loans are originated and funds are loaned to borrowers. Our lenders include mortgage banking companies, savings and loan associations, savings banks, commercial banks, credit unions, community banks, private mortgage originators, and state and local housing finance agencies. Lenders originating mortgages in the primary mortgage market often sell them in the secondary mortgage market in the form of whole loans or in the form of mortgage-related securities.
During 2022, approximately 1,200 lenders delivered single-family mortgage loans to us. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2022, our top five lenders, in the aggregate, accounted for 28% of our single-family business volume, compared with 31% in 2021. Rocket Companies, Inc. was the only lender that accounted for 10% or more of our single-family business volume in 2022, representing 11%.
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
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing and eligibility standards, as well as investor demand for UMBS and for our and our competitors’ other mortgage-related securities. Our competitive environment also may be affected by many other factors, including our risk appetite and capital requirements; new or existing legislation or regulations applicable to us, our lenders or our investors; and digital innovation and disruption in our markets. In competing to acquire loans in the secondary market, we focus on understanding what drives our lenders’ execution decisions and identifying how to best deliver value while supporting our mission. See “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.
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

Fannie Mae 2022 Form 10-K	83

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
(2)    2022 information is as of September 30, 2022 and is based on the Federal Reserve’s December 2022 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior-period amounts have been changed to reflect revised historical data from the Federal Reserve.
Additional Information
•The 30-year fixed mortgage rate averaged 6.36% in December 2022 compared with 3.10% in December 2021 according to Freddie Mac’s Primary Mortgage Market Survey®.
•We forecast that total originations in the U.S. single-family mortgage market in 2023 will decrease from 2022 levels by approximately 29%, from an estimated $2.36 trillion in 2022 to $1.69 trillion in 2023, and the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $704 billion in 2022 to $367 billion in 2023. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results.

Fannie Mae 2022 Form 10-K	84

MD&A | Single-Family Business | Single-Family Mortgage-Related Securities Issuances Share

Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $628 billion in 2022, compared with $1.39 trillion in 2021 and $1.34 trillion in 2020. This decrease was driven by a significantly lower volume of refinance activity in 2022 due to higher mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in 2022 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
We estimate our share of single-family mortgage-related securities issuances was 38% in 2021 and 41% in 2020.
Presentation of Our Single-Family Conventional Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family conventional guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family conventional guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,635.2 billion as of December 31, 2022, $3,483.1 billion as of December 31, 2021 and $3,200.9 billion as of December 31, 2020.
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

Fannie Mae 2022 Form 10-K	85

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
Select Single-Family Business Metrics
(Dollars in billions)

Average charged guaranty fee on single-family conventional guaranty book of business, net of TCCA fees(1)(3)	Average single-family conventional guaranty book of business(2)

Average charged guaranty fee on new single-family conventional acquisitions, net of TCCA fees(1)(3)	Single-family conventional acquisitions

(1)    Excludes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.
(2)    Our single-family conventional guaranty book of business primarily consists of single-family conventional mortgage loans underlying Fannie Mae MBS outstanding. It also includes single-family conventional mortgage loans of Fannie Mae held in our retained mortgage portfolio, and other credit enhancements that we provide on single-family conventional mortgage assets. Our single-family conventional guaranty book of business does not include: (a) mortgage loans guaranteed or insured, in whole or in part, by the U.S. government; (b) Freddie Mac-acquired mortgage loans underlying Freddie Mac-issued UMBS that we have resecuritized; or (c) non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. Our average single-family conventional guaranty book of business is based on quarter-end balances.
(3)    In 2022, we enhanced the method we use to estimate average loan life at acquisition. Charged fees reported for prior periods have been updated in this report to reflect this updated methodology.
As shown in the chart above, our 2022 single-family conventional acquisitions decreased compared with 2021 and 2020, driven by higher interest rates, which decreased refinancing acquisitions as fewer borrowers could benefit from refinancing.
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
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in 2022 compared with 2021 and 2020. The increase in average charged guaranty fee on newly acquired single-family loans was primarily driven by the overall weaker credit risk profile of our 2022 acquisitions. We generally charge higher guaranty fees on loans with weaker credit risk characteristics. The weaker credit profile of our 2022 acquisitions was

Fannie Mae 2022 Form 10-K	86

MD&A | Single-Family Business | Single-Family Business Metrics
primarily driven by the increased share of our acquisitions that were purchase loans in 2022 compared with a higher share of refinance loans in 2021 and 2020, as purchase loans generally have higher origination LTV ratios than refinance loans. See “Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” below for a description of key risk characteristics of our single-family acquisitions in 2022, 2021 and 2020.
Recent and Future Price Changes
FHFA has announced the following price changes on our single-family loan acquisitions since January 2022, along with the dates the changes are effective. These price changes also apply to Freddie Mac’s single-family loan acquisitions.
•April 2022 high-balance and second home loan price increases. In January 2022, FHFA announced targeted increases to the upfront fees we charge for certain high-balance loans and second home loans, which we implemented on April 1, 2022. High-balance loans are mortgages originated in certain designated areas above the baseline conforming loan limit.
•December 2022 elimination of upfront fees for certain borrowers and affordable mortgage products. In October 2022, FHFA announced targeted changes to our guaranty fee pricing to eliminate upfront fees for the following borrowers and products:
•First-time homebuyers at or below 100% of area median income in most of the United States and below 120% of area median income in high-cost areas;
•HomeReady® loans;
•HFA Preferred™ loans; and
•Single-family loans supporting the Duty-to-Serve program.
We eliminated these upfront fees effective December 1, 2022.
•February 2023 cash-out refinance loan price increase. In October 2022, FHFA also announced increases in upfront fees for some cash-out refinance loans, which we implemented on February 1, 2023.
•May 2023 updates to upfront fee matrices for purchase, rate-term refinance, cash-out refinance loans and other loan characteristics. In January 2023, FHFA announced further changes to our single-family pricing framework by introducing redesigned and recalibrated upfront fee matrices for purchase, rate-term refinance, and cash-out refinance loans. These price changes will take effect on May 1, 2023.
These pricing changes broadly impact purchase and rate-term refinance loans and build on the upfront fee changes announced in January and October 2022 discussed above, which have been integrated into the new pricing matrices. The revised matrices include higher upfront fees on certain types of loans unrelated to affordable housing, such as investor loans, second home loans, high-balance loans, and cash-out refinances. We believe these new price changes will enhance our ability to achieve FHFA’s return targets for our acquisitions, as well as enhance our ability to improve our capital position over time.
Along with the support of FHFA, we will continue to review our pricing to ensure we operate in a safe and sound manner, and we are positioned to fulfill our mission of providing stability and liquidity to the mortgage market.
Changes in our pricing can significantly affect our loan acquisition volumes, the credit risk profile of our acquisitions, our competitive position, and the type and mix of loans we acquire. The price changes we implemented in December 2022 for certain first-time homebuyers, low-income borrowers, and underserved communities described above could negatively impact the credit risk profile of our new single-family acquisitions and investor interest in our future single-family credit risk transfer transactions, as these loan types generally have a higher credit risk profile than our other single-family loan acquisitions.
As described in “Risk Factors—GSE and Conservatorship Risk,” FHFA’s control over our guaranty fee pricing can constrain our ability to address changing market conditions, pursue certain strategic objectives, or manage the mix of loans we acquire. See “Business—Legislation and Regulation—GSE-Focused Matters—Guaranty Fees and Pricing” for a description of regulatory and conservatorship requirements relating to our guaranty fee pricing.

Fannie Mae 2022 Form 10-K	87

MD&A | Single-Family Business | Single-Family Business Financial Results
Single-Family Business Financial Results
This section provides a discussion of the primary components of net income for our Single-Family Business. This information complements the discussion of financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(Dollars in millions)
Net interest income(2)	$24,736	$25,429	$21,502	$(693)	$3,927
Fee and other income	224	269	368	(45)	(99)
Net revenues	24,960	25,698	21,870	(738)	3,828
Investment gains (losses), net	(223)	1,392	728	(1,615)	664
Fair value gains (losses), net	1,364	167	(2,539)	1,197	2,706
Administrative expenses	(2,789)	(2,557)	(2,559)	(232)	2
Benefit (provision) for credit losses	(5,029)	4,600	(75)	(9,629)	4,675
TCCA fees(2)	(3,369)	(3,071)	(2,673)	(298)	(398)
Credit enhancement expense	(1,062)	(812)	(1,141)	(250)	329
Change in expected credit enhancement recoveries(3)	470	(86)	89	556	(175)
Other expenses, net(4)	(778)	(1,208)	(1,212)	430	4
Income before federal income taxes	13,544	24,123	12,488	(10,579)	11,635
Provision for federal income taxes	(2,774)	(4,996)	(2,607)	2,222	(2,389)
Net income	$10,770	$19,127	$9,881	$(8,357)	$9,246
(1)See “Note 10, Segment Reporting” for information about our segment allocation methodology.
(2)Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.”
(3)Includes estimated changes in benefits, as well as any realized amounts, from our single-family freestanding credit enhancements, which primarily relate to our CAS and CIRT programs.
(4)Consists of debt extinguishment gains and losses, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
Net interest income

Single-family net interest income decreased in 2022 compared with 2021, driven by lower amortization income, which was partially offset by higher income from portfolios and higher base guaranty fee income.

Single-family net interest income increased in 2021 compared with 2020, primarily driven by higher base guaranty fee income and higher amortization income, partially offset by lower income from portfolios.

See “Consolidated Results of Operations—Net Interest Income” for more information on the factors that impact our single-family net interest income.

_____________________________________________________________________________

Fannie Mae 2022 Form 10-K	88

MD&A | Single-Family Business | Single-Family Business Financial Results
Investment gains (losses), net

Net investment losses in 2022 were primarily driven by a significant decrease in the market value of single-family loans, which resulted in valuation losses on loans held-for-sale as of December 31, 2022, as well as lower prices on loans sold during the year.

Net investment gains in 2021 were driven by strong loan pricing coupled with a high volume of single-family loan sales during the year.

The drivers of investment gains (losses), net for the Single-Family segment are consistent with the drivers of investment gains (losses), net in our consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Investment Gains (Losses), Net.”

_____________________________________________________________________________
Fair value gains (losses), net

Fair value gains, net in 2022 were primarily driven by the impact of rising interest rates and widening of the secondary spread, which led to price declines. As a result of the price declines, we recognized gains on our commitments to sell mortgage-related securities and long-term debt of consolidated trusts held at fair value. These gains were partially offset by fair value losses on fixed-rate trading securities.

Fair value gains, net in 2021 were primarily driven by gains as a result of increases in the fair value of mortgage commitment derivatives and our long-term debt of consolidated trusts held at fair value, which were partially offset by losses on trading securities.

The drivers of fair value gains (losses), net for the Single-Family segment are consistent with the drivers of fair value gains (losses), net in our consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

_____________________________________________________________________________

Fannie Mae 2022 Form 10-K	89

MD&A | Single-Family Business | Single-Family Business Financial Results
Benefit (provision) for credit losses

Provision for credit losses in 2022 was primarily driven by decreases in forecasted home prices, the overall credit risk profile of our newly acquired loans, and rising interest rates.
Benefit for credit losses in 2021 was driven primarily by record levels of actual home price growth, the redesignation of certain nonperforming and reperforming single-family loans from HFI to HFS and a reduction in our estimate of losses we expected to incur as a result of the COVID-19 pandemic. The impact of those factors was partially offset by higher actual and projected interest rates.

See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on the primary factors that contributed to our single-family benefit or provision for credit losses.
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

Fannie Mae 2022 Form 10-K	90

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
Consistent with this risk management approach, in July 2022 we implemented updates to DU’s risk and eligibility assessment in response to changing market conditions. These changes have resulted in a reduction in loans eligible for acquisition through DU, particularly for cash-out refinance transactions when multiple high-risk factors are present. In addition, in January 2023, we announced further updates to DU’s risk and eligibility assessment that we plan to implement in late February 2023. These changes may result in a reduction in loans we acquire that have high LTV ratios and high DTI ratios when multiple high-risk factors are present. We will continue to closely monitor loan acquisitions and market conditions and, as appropriate, make changes to DU, including its eligibility criteria, to ensure that the loans we acquire are consistent with our risk appetite and mission.
Other Underwriting Standards
DU was used to evaluate over 90% of the single-family loans we acquired in 2022. However, we also purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or meet agreed-upon standards that differ from our standard underwriting and eligibility criteria. The majority of loans we acquired in 2022 that were not underwritten with DU were underwritten through a third-party automated underwriting system, such as Freddie Mac’s Loan Product Advisor®.
Servicing Policies
Our servicing policies establish the requirements our servicers must follow in:
•processing and remitting loan payments;
•working with delinquent borrowers on loss mitigation activities;
•managing and protecting Fannie Mae’s interest in the pledged property; and
•processing bankruptcies and foreclosures.
Our goal is to ensure that our policies support credit risk management over the life of the mortgage loan by enabling early delinquency outreach by servicers, promoting loss mitigation in the event of default and providing for the preservation and protection of the collateral supporting the mortgage loan. See “Single-Family Primary Business Activities—Single-Family Mortgage Servicing” above for more information on the servicing of our single-family mortgage loans.
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

Fannie Mae 2022 Form 10-K	91

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Repurchase Requests and Representation and Warranty Framework
If we determine that a mortgage loan did not meet our Selling Guide requirements, then our mortgage sellers and/or servicers are obligated to repurchase the loan, reimburse us for our losses or provide other remedies, unless the loan is eligible for relief under our representation and warranty framework. We refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. As of December 31, 2022, we had issued repurchase requests on approximately 0.27% of the $1.2 trillion in unpaid principal balance of single-family loans delivered to us during the twelve months ended March 31, 2022. In comparison, we had issued repurchase requests on approximately 0.21% of the $1.6 trillion in unpaid principal balance of single-family loans delivered to us during the twelve months ended March 31, 2021.
Our total outstanding repurchase requests as of December 31, 2022 were $783 million, compared with $757 million as of December 31, 2021. As of December 31, 2022, 5% of our total outstanding repurchase requests were over 180 days outstanding, compared with 4% as of December 31, 2021. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, which often differs from the amount collected or reimbursed from mortgage sellers and/or servicers depending on the type of remedy agreed upon.
Under our representation and warranty framework, lenders can obtain relief from repurchase liability for violations of certain underwriting representations and warranties. Loans with 36 months of consecutive monthly payments and minimal delinquencies over a specified time period or with satisfactory conclusion of a full-file quality control review are eligible for relief. However, no relief may be granted for violations of “life of loan” representations and warranties, such as those relating to whether a loan was originated in compliance with applicable laws or conforms to our charter requirements. As of December 31, 2022, 32% of the outstanding loans in our single-family conventional guaranty book of business that were acquired and are subject to this framework have obtained relief based solely on payment history or the satisfactory conclusion of a full-file quality control review, and an additional 65% remain eligible for relief in the future.
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
Single-Family Portfolio Diversification and Monitoring
Overview
The composition of our single-family conventional guaranty book of business is diversified by product type, loan characteristics and geography, all of which influence credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria are appropriately calibrated to ensure the risk associated with loans we acquire fits within our corporate risk appetite and meets our other mission and return objectives. In some cases, we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies.
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

Fannie Mae 2022 Form 10-K	92

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
•DTI ratio. DTI ratio refers to the ratio of a borrower’s outstanding debt obligations (including both mortgage debt and certain other long-term and significant short-term debts) to that borrower’s reported or calculated monthly income, to the extent the income is used to qualify for the mortgage. As a borrower’s DTI ratio increases, the associated risk of default on the loan generally increases, especially if other higher-risk factors are present. From time to time, we revise our guidelines for determining a borrower’s DTI ratio. The amount of income reported by a borrower and used to qualify for a mortgage may not represent the borrower’s total income; therefore, the DTI ratios we report may be higher than borrowers’ actual DTI ratios.
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

Fannie Mae 2022 Form 10-K	93

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

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2022	2021	2020	2022	2021	2020
Original LTV ratio:(4)
<= 60%	22%	32%	27%	26%	27%	23%
60.01% to 70%	13	16	16	15	15	14
70.01% to 80%	33	31	34	33	33	35
80.01% to 90%	12	9	11	10	10	11
90.01% to 95%	15	9	10	11	10	11
95.01% to 100%	5	3	2	4	4	4
Greater than 100%	—	*	*	1	1	2
Total	100%	100%	100%	100%	100%	100%
Weighted average	75%	69%	71%	72%	72%	74%
Average loan amount	$301,887	$281,530	$279,800	$206,049	$198,865	$185,047
Loan count (in thousands)	2,037	4,812	4,856	17,643	17,515	17,298
Estimated mark-to-market LTV ratio:(5)
<= 60%				66%	61%	52%
60.01% to 70%				16	19	17
70.01% to 80%				10	13	18
80.01% to 90%				5	5	9
90.01% to 100%				3	2	4
Greater than 100%				*	*	*
Total				100%	100%	100%
Weighted average				52%	54%	58%
FICO credit score at origination:(6)
< 620	* %	* %	* %	1%	1%	1%
620 to < 660	4	3	2	4	4	4
660 to < 680	4	3	2	4	3	4
680 to < 700	8	6	5	6	7	7
700 to < 740	22	19	18	19	19	20
>= 740	62	69	73	66	66	64
Total	100%	100%	100%	100%	100%	100%
Weighted average	747	756	760	752	753	750
DTI ratio at origination:(7)
<= 43%	68%	77%	79%	75%	77%	77%
43.01% to 45%	10	8	8	9	9	9
Greater than 45%	22	15	13	16	14	14
Total	100%	100%	100%	100%	100%	100%
Weighted average	37%	34%	34%	35%	34%	35%

Fannie Mae 2022 Form 10-K	94

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3) As of December 31,
	2022	2021	2020	2022	2021	2020
Product type:
Fixed-rate:(8)
Long-term	90%	83%	85%	86%	84%	85%
Intermediate-term	9	16	15	13	15	14
Total fixed-rate	99	99	100	99	99	99
Adjustable-rate	1	1	*	1	1	1
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	98%	97%	97%
2-4 units	2	2	2	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	92%	91%	91%	91%
Condo/Co-op	9	9	8	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	91%	92%	92%	91%	90%	90%
Second/vacation home	3	3	4	3	4	4
Investor	6	5	4	6	6	6
Total	100%	100%	100%	100%	100%	100%
Loan purpose:
Purchase	62%	33%	30%	40%	36%	38%
Cash-out refinance	25	24	19	22	21	20
Other refinance	13	43	51	38	43	42
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	13%	13%	14%	14%	14%	14%
Northeast	13	14	12	16	16	17
Southeast	26	22	21	23	23	22
Southwest	23	19	20	19	18	19
West	25	32	33	28	29	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
2016 and prior				19%	23%	38%
2017				3	4	7
2018				2	3	6
2019				5	6	11
2020				25	30	38
2021				32	34	—
2022				14	—	—
Total				100%	100%	100%
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

Fannie Mae 2022 Form 10-K	95

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
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity was significantly lower in 2022 compared with 2021 levels as the rise in interest rates resulted in fewer borrowers who could benefit from refinancing. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans (versus home purchase loans) decreased to 38% in 2022 compared with 67% in 2021. Typically, home purchase loans have higher LTV ratios than refinance loans. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 21% in 2021 to 32% in 2022. The decline in refinance share also contributed to a decline in the percentage of loans we acquired with a FICO credit score of 740 or greater, from 69% in 2021 to 62% in 2022. In addition, our acquisitions of loans from first-time home buyers increased from 16% of our single-family loan acquisitions in 2021 to 29% in 2022.
Our share of acquisitions of loans with DTI ratios above 45% increased to 22% in 2022 compared with 15% in 2021. This increase was driven by the higher share of home purchase acquisitions, which tend to have higher DTI ratios than refinance loan acquisitions. It also reflects the impact of higher interest rates and inflation on borrowers’ monthly obligations.
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
•market and competitive conditions; and
•our capital requirements.
We expect the ultimate performance of our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lenders retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions.
High-Balance Loans
The standard conforming loan limit for a one-unit property was $548,250 for 2021, $647,200 for 2022 and increased to $726,200 for 2023. As we discuss in “Business—Our Mission, Strategy and Charter—Our Charter,” we are permitted to acquire loans with higher balances in certain areas, which we refer to as high-balance loans.
The following table displays the amount of high-balance loans in our single-family conventional guaranty book of business.

Single-Family High-Balance Loans
	As of December 31,
	2022	2021
Unpaid principal balance (in billions)	$237.3	$237.6
Percentage of single-family conventional guaranty book of business	7%	7%

Fannie Mae 2022 Form 10-K	96

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Adjustable-Rate Mortgages
ARMs are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. The table below displays the unpaid principal balance for ARMs in our single-family conventional guaranty book of business by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Single-Family Adjustable-Rate Mortgages(1)
	Reset Year
	2023	2024	2025	2026	2027	Thereafter	Total
	(Dollars in millions)
ARMs(2)	$13,441	$1,296	$973	$1,661	$2,865	$10,911	$31,147
(1)Excludes loans for which there is not an additional reset for the remaining life of the loan.
(2)Includes $3.5 billion of interest-only and negative-amortizing loans. We have not acquired interest-only loans since 2014, and we have not acquired negative-amortizing loans since 2007.
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

Single-Family Loans with Credit Enhancement
	As of December 31,
	2022		2021
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$754	21%	$697	20%
Connecticut Avenue Securities	726	20	512	14
Credit Insurance Risk Transfer	323	9	168	5
Lender risk-sharing	57	2	70	2
Less: Loans covered by multiple credit enhancements	(351)	(10)	(253)	(7)
Total single-family loans with credit enhancement	$1,509	42%	$1,194	34%
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
Credit Risk Transfer Transactions
Our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. Generally, loss reimbursement payments are received after the underlying property has been liquidated and all applicable proceeds,

Fannie Mae 2022 Form 10-K	97

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
In 2022, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $535.4 billion at the time of the transactions; substantially all of the loans in these credit risk transfer transactions were acquired in 2021. The rise in interest rates throughout 2022, increased macroeconomic and housing market uncertainty, and the increased issuance of credit risk transfer transactions from Fannie Mae, Freddie Mac and mortgage insurers throughout much of 2022 has negatively impacted investor demand and reinsurer capacity for our credit risk transfer transactions. As a result, investors have required increased premiums in our more recent credit risk transfer transactions. Taking into account the increasing cost of these transactions, the resulting capital relief, and the credit risk transfer market capacity, we have chosen to increase the first loss position retained by Fannie Mae compared with prior transactions.
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

Fannie Mae 2022 Form 10-K	98

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Transaction Description	Other Key Characteristics
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
• Generally written for 10 or 12-1/2 year terms.

Lender risk-sharing	• Customized lender risk-sharing transactions. • In most transactions, lenders invest directly in a portion of the credit risk on mortgage loans they originate and/or service.	• Transactions are generally structured so that a portion of the credit risk on the underlying mortgage loans is shared without increasing our counterparty exposure.

Fannie Mae 2022 Form 10-K	99

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated as of December 31, 2022. The table below also excludes coverage obtained through primary mortgage insurance.

Outstanding as of December 31, 2022
(Dollars in billions)
Senior	Fannie Mae(1)				Outstanding Reference Pool(4)(6)
	$1,058

Mezzanine	Fannie Mae(1)	CIRT(2)(3)	CAS(2)	Lender Risk-Sharing(2)
	$6	$12	$10	$4	$1,113

First Loss	Fannie Mae(1)		CAS(2)(5)	Lender Risk-Sharing(2)
	$11		$10	$2
(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an aggregate unpaid principal balance of approximately $1.3 billion outstanding as of December 31, 2022.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,106 billion as of December 31, 2022.
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
While these deals are expected to mitigate some of our potential future credit losses (generally net of any proceeds received from front-end credit enhancements, such as primary mortgage insurance), these deals are not designed to shield us from all losses. We retain a portion of the risk of future credit losses on loans covered by CAS and CIRT transactions, including all or a portion of the first loss positions and all of the senior loss positions. In addition, on our CAS transactions, we retain a pro rata share of risk equal to approximately 5% of all notes sold in mezzanine tranches. The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $38 billion as of December 31, 2022, compared with approximately $35 billion as of December 31, 2021.
Our credit risk transfer transactions issued prior to 2021 were impacted by high levels of refinancing activity. As a result, the losses on the remaining covered reference pools must generally be higher before we would receive a benefit from those credit risk transfer transactions. In addition, home price appreciation since we entered into the transactions reduces the likelihood that we will incur losses on the covered loans large enough to receive a benefit from these transactions. As of December 31, 2022, approximately 47% of the outstanding risk in force of our single-family credit risk transfer transactions was from transactions issued prior to 2021.

Fannie Mae 2022 Form 10-K	100

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The following table displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our consolidated balance sheets. The increase in our single-family freestanding credit enhancement receivables as of December 31, 2022 compared to December 31, 2021, was primarily a result of an increase in our estimate of credit losses in 2022. As our estimate for credit losses increases, so does the benefit we expect to receive from our freestanding credit enhancements.

Single-Family Credit Enhancement Receivables
	As of
	December 31, 2022	December 31, 2021
	(Dollars in millions)
Freestanding credit enhancement receivables	$565	$99
Primary mortgage insurance receivables, net of allowance(1)	53	54
(1)Amount is net of a valuation allowance of $462 million and $479 million as of December 31, 2022 and December 31, 2021, respectively. The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.
The following table displays the approximate cash paid or transferred to investors for credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Year Ended December 31,
	2022	2021
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$882	$812
CIRT transactions	325	264
Lender risk-sharing transactions	154	244
(1)Consists of cash paid for interest expense net of LIBOR or SOFR, as applicable, on outstanding CAS debt and amounts paid for both CAS REMIC® and CAS CLN transactions.
Cash paid or transferred to investors for CIRT transactions includes cancellation fees paid on certain CIRT transactions where we determined that the cost of these deals exceeded the expected remaining benefit. The table excludes cash paid upon the repurchase of legacy CAS debt. In 2022, we paid $4.0 billion to repurchase a portion of our outstanding CAS debt.
The following table displays the primary characteristics of the loans in our single-family conventional guaranty book of business without credit enhancement.

Single-Family Loans Currently without Credit Enhancement
	As of
	December 31, 2022		December 31, 2021
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,171	32%	$1,167	34%
Pre-credit risk transfer program inception(2)	265	7	324	9
Recently acquired(3)	403	11	983	28
Other(4)	669	18	565	16
Less: Loans in multiple categories	(382)	(10)	(750)	(21)
Total single-family loans currently without credit enhancement	$2,126	58%	$2,289	66%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi Plus loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.

Fannie Mae 2022 Form 10-K	101

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction, and loans that were delinquent as of December 31, 2022 or December 31, 2021.
Single-Family Problem Loan Management
Overview
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
•efforts undertaken to manage our problem loans, including the role of servicers in loss mitigation, forbearance plans, loan workouts, and sales of nonperforming and reperforming loans;
•metrics regarding our loan workout activities;
•REO management; and
•other single-family credit-related information, including our credit loss performance and credit loss concentration metrics.
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

Fannie Mae 2022 Form 10-K	102

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

Delinquency Status and Activity of Single-Family Conventional Loans
	As of December 31,
	2022	2021	2020
Delinquency status:
30 to 59 days delinquent	0.96%	0.86%	1.02%
60 to 89 days delinquent	0.23	0.20	0.36
Seriously delinquent (“SDQ”):	0.65	1.25	2.87
Percentage of SDQ loans that have been delinquent for more than 180 days	55	75	67
Percentage of SDQ loans that have been delinquent for more than two years	16	9	3

	For the Year Ended December 31,
	2022	2021	2020
Single-family SDQ loans (number of loans):
Beginning balance	218,329	495,806	112,434
Additions	171,437	232,411	833,719
Removals:
Modifications and other loan workouts	(164,707)	(328,165)	(246,524)
Liquidations and sales	(46,476)	(86,020)	(58,019)
Cured or less than 90 days delinquent	(63,623)	(95,703)	(145,804)
Total removals	(274,806)	(509,888)	(450,347)
Ending balance	114,960	218,329	495,806
Our single-family serious delinquency rate decreased in 2022 compared with 2021 and 2020 as a result of single-family borrowers exiting forbearance through a loan workout or by otherwise reinstating their loan. As of December 31, 2022, single-family loans in forbearance comprised 28% of our single-family seriously delinquent loans compared with 36% as of December 31, 2021, and 78% as of December 31, 2020.
Factors that affect our single-family serious delinquency rate include:
•the percentage of our loans that receive forbearance and the length of time they remain in forbearance;
•the pace and effectiveness of payment deferrals, loan modifications and other workouts;
•the timing and volume of nonperforming loan sales we execute;
•pandemics and natural disasters;
•servicer performance; and
•changes in home prices, unemployment levels and other macroeconomic conditions.

Fannie Mae 2022 Form 10-K	103

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of December 31,
	2022			2021			2020
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	9%	0.46%	19%	11%	1.01%	19%	12%	2.62%
Florida	6	9	0.90	6	8	1.59	6	9	4.17
Illinois	3	5	0.86	3	5	1.55	3	5	3.10
New Jersey	3	4	0.85	3	5	1.90	3	5	4.57
New York	5	7	1.12	5	7	2.24	5	7	4.79
All other states	64	66	0.62	64	64	1.16	64	62	2.59
Vintages:
2008 and prior	2	23	2.78	3	24	4.90	4	24	8.39
2009-2022	98	77	0.53	97	76	1.01	96	76	2.39
Estimated mark-to-market LTV ratio:
<= 60%	66	74	0.63	61	73	1.27	52	56	2.52
60.01% to 70%	16	14	0.77	19	16	1.37	17	18	3.73
70.01% to 80%	10	8	0.69	13	8	1.08	18	14	3.05
80.01% to 90%	5	3	0.68	5	2	0.88	9	9	4.17
90.01% to 100%	3	1	0.40	2	1	0.51	4	2	1.85
Greater than 100%	*	*	4.04	*	*	12.41	*	1	22.43
Credit enhanced:(2)
Primary MI & other(3)	21	31	1.19	20	29	2.14	21	27	4.36
Credit risk transfer(4)	31	28	0.66	21	32	1.80	30	37	3.69
Non-credit enhanced	58	54	0.55	66	53	0.98	58	51	2.36
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of December 31, 2022 was 42%.
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

Fannie Mae 2022 Form 10-K	104

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Forbearance Plans
A forbearance plan is a short-term loss mitigation option which grants a period of time (typically in 6-month increments and generally do not exceed a total of 12 months) during which the borrower’s monthly payment obligations are reduced or suspended. Borrowers may exit a forbearance plan by repaying all past due amounts to fully reinstate the loan, paying off the loan in full, or entering into another loss mitigation option, such as a repayment plan, a payment deferral, or a loan modification. The vast majority of forbearance plans offered since 2020 relate to a COVID-19-related financial hardship where we have authorized our servicers to offer a forbearance plan for up to 18 months for eligible borrowers.
As of December 31, 2022, the unpaid principal balance of single-family loans in forbearance was $11.9 billion compared with $23.6 billion as of December 31, 2021. The percentage of loans in our single-family conventional guaranty book of business in forbearance has declined to 0.3% as of December 31, 2022 compared with 0.7% as of December 31, 2021. As of December 31, 2022, 62% of the single-family loans in forbearance were seriously delinquent compared with 66% as of December 31, 2021.
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
Home Retention Solutions
When a borrower cannot bring the loan current by reinstating the loan or through a repayment plan, we use our payment deferral and loan modification workout options to help resolve the loan’s delinquency. A payment deferral is a loss mitigation option which defers the repayment of the delinquent principal and interest payments and other eligible default-related amounts that were advanced on behalf of the borrower by converting them into a non-interest-bearing balance due at the earlier of the payoff date, the maturity date, or sale or transfer of the property. The remaining mortgage terms, interest rate, payment schedule, and maturity date remain unchanged, and no trial period is required. The number of months of payments deferred varies based on the types of hardships the borrower is facing.
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
Our primary loan modification program is currently the Flex Modification program, which offers payment relief for eligible borrowers.
Foreclosure Alternatives
We offer foreclosure alternatives for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as long-term unemployment or reduced income, divorce, or unexpected issues like medical bills, and is therefore no longer able to make the required mortgage payments. To avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to:
•accept a deed-in-lieu of foreclosure, whereby the borrower voluntarily signs over the title to their property to the servicer; or

Fannie Mae 2022 Form 10-K	105

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
In the event there is a covered loss after the borrower defaults and title to the property is subsequently transferred through a foreclosure, short-sale, or a deed-in-lieu of foreclosure, we may be entitled to proceeds from primary mortgage insurance. For the year ended December 31, 2022, we received $89 million of mortgage insurance proceeds related to covered losses compared with $127 million for the year ended December 31, 2021 and $279 million for the year ended December 31, 2020. For more information about how mortgage insurance claims are paid, as well as a description of our other credit enhancement programs, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk.” For a discussion of our policies that govern mortgage insurers’ claim-paying obligations to us, see “Risk Management—Institutional Counterparty Credit Risk Management.”
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief and repayment plans that have been initiated but not completed.

Completed Loan Workout Activity
(Dollars in billions)
299.2
342.7
167.3
$62.9
$71.4
$35.3
$56.0
$62.1
$18.4
$5.3
$8.4
$16.6
2020
2021
2022
Modifications¹
Other²
Payment deferrals
Number of loan workouts (in thousands)

(1)There were approximately 15,800 loans, 39,100 loans and 14,400 loans in a trial modification period that was not yet complete as of December 31, 2022, 2021 and 2020, respectively.
(2)Other was $313 million, $866 million and $1.6 billion for the year ended December 31, 2022, 2021 and 2020, respectively. Includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The overall decline in loan workout activity was primarily driven by fewer outstanding COVID-19-related forbearances during 2022 compared with 2021 and 2020. The total amount of principal and interest deferred to the end of the loan term for single-family loans that received a payment deferral was $990 million for the year ended December 31, 2022, of which $599 million was deferred interest. For the year ended December 31, 2021, the total amount of principal and interest deferred was $3.9 billion, of which $2.4 billion was deferred interest. For the year ended December 31, 2020, the total amount of principal and interest deferred was $1.5 billion, of which $928 million was deferred interest.

Fannie Mae 2022 Form 10-K	106

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the percentage of our single-family loan modifications completed during 2021 and 2020 that were current or paid off one year after modification and, for modifications completed during 2020, two years after modification.

Percentage of Single-Family Completed Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification
	2021 Modifications				2020 Modifications
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

One Year Post-Modification	88%	90%	91%	92%	93%	94%	71%	65%

Two Years Post-Modification					96	97	82	80
Nonperforming and Reperforming Loan Sales
We also undertake efforts to mitigate credit losses and manage our problem loans by selling our nonperforming and reperforming loans, thereby removing them from our guaranty book of business. This problem loan management strategy is intended to reduce: the number of seriously-delinquent loans, the severity of losses incurred on these loans, and the capital we would be required to hold for such loans. During 2022, we sold approximately 8,200 nonperforming loans with an aggregate unpaid principal balance of $1.4 billion and approximately 29,700 reperforming loans with an aggregate unpaid principal balance of $5.0 billion. During 2021, we sold approximately 18,300 nonperforming loans with an aggregate unpaid principal balance of $3.2 billion and approximately 94,400 reperforming loans with an aggregate unpaid principal balance of $13.6 billion.
In February 2023, FHFA instructed us to put sales of nonperforming and reperforming loans on hold until further notice. FHFA is currently assessing our nonperforming and reperforming loan sale program.
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Year Ended December 31,
	2022	2021	2020
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	7,166	7,973	17,501
Acquisitions by geographic area:(2)
Midwest	1,606	1,166	1,507
Northeast	1,049	1,077	1,237
Southeast	1,136	1,076	1,859
Southwest	768	570	1,021
West	322	231	433
Total REO acquisitions(1)	4,881	4,120	6,057
Dispositions of REO	(3,268)	(4,927)	(15,585)
End of period inventory of single-family REO properties(1)	8,779	7,166	7,973
Carrying value of single-family REO properties (dollars in millions)	$1,293	$959	$1,149
Single-family foreclosure rate(3)	0.03%	0.02%	0.04%
REO net sales price to unpaid principal balance(4)	114	111	88
Short sales net sales price to unpaid principal balance(5)	91	84	81
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

Fannie Mae 2022 Form 10-K	107

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
Other Single-Family Credit Information
Single-Family Credit Loss Performance Metrics and Loan Sale Performance
The single-family credit loss performance metrics and loan sale performance measures below present information about losses or gains we realized on our single-family loans during the periods presented. The amount of these losses or gains in a given period is driven by foreclosures, pre-foreclosure sales, post-foreclosure REO activity, mortgage loan redesignations, and other events that trigger write-offs and recoveries. The single-family credit loss metrics we present are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. Management uses these measures to evaluate the effectiveness of our single-family credit risk management strategies in conjunction with leading indicators such as serious delinquency and forbearance rates, which are potential indicators of future realized single-family credit losses. We believe these measures provide useful information about our single-family credit performance and the factors that impact it.
Because sales of nonperforming and reperforming loans have been a part of our credit loss mitigation strategy in recent periods, we also provide information in the table below on our loan sale performance through the “Gains (losses) on sales and other valuation adjustments” line item.

Fannie Mae 2022 Form 10-K	108

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the components of our single-family credit loss performance metrics and loan sale performance.

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Write-offs	$(211)	$(51)	$(177)
Recoveries	288	430	111
Foreclosed property expense	(55)	(14)	(157)
Credit gains (losses)	22	365	(223)
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	(679)	(372)	(291)
Net credit losses and write-offs on redesignations	(657)	(7)	(514)
Gains (losses) on sales and other valuation adjustments(2)	(207)	1,312	704
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments	$(864)	$1,305	$190

Credit gain (loss) ratio (in bps)(3)	0.1	1.1	(0.7)
Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments ratio (in bps)(3)	(2.4)	3.9	0.6
(1)Consists of the lower of cost or fair value adjustment at time of redesignation.
(2)Consists of gains or losses realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower-of-cost-or-market adjustments on HFS loans, which are recognized in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
(3)Calculated based on the amount of “Credit gains (losses)” and “Net credit gains (losses), write-offs on redesignations and gains (losses) on sales and other valuation adjustments” divided by the average single-family conventional guaranty book of business during the period.
The increase in our single-family write-offs in 2022 compared with 2021 was largely driven by an increase in foreclosure activity, due in part to the expiration of the CFPB rule that prohibited certain new single-family foreclosures on mortgage loans secured by the borrower’s principal residence until after December 31, 2021, as well as a decrease in the estimated proceeds from sales of REO as a result of the recent decline in home prices. At the time of foreclosure, we record a write off to the extent that estimated proceeds from the sale of REO, less the estimated cost to sell the property net of any insurance proceeds, exceeds the carrying value of the loan.
The increase in our single-family write-offs on the redesignation of mortgage loans from HFI to HFS in 2022 compared with 2021 was primarily driven by price declines on our HFS loans at the time of redesignation as interest rates rose.
Market conditions in 2022, including higher interest rates, reduced the demand for reperforming loans and led to price declines on our HFS loans. This resulted in losses on sales and other valuation adjustments in 2022. We recognize valuation adjustments on HFS loans measured at lower-of-cost-or-market when price changes occur after the loans have been redesignated. By contrast, we had gains on sales in 2021 driven by price increases on our HFS loans as a result of the market recovery following the onset of the COVID-19 pandemic.
For information on our benefit or provision for credit losses, which includes changes in our allowance, see “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” and “Single-Family Business Financial Results.”

Fannie Mae 2022 Form 10-K	109

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays concentrations of our single-family credit gains (losses) based on geography, credit characteristics and loan vintages.

Single-Family Credit Gain (Loss) Concentration Analysis
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)		Amount of Single-Family Credit Gains (Losses) and Redesignation Write-offs(2)
	As of December 31,		As of December 31,
	2022	2021	2022	2021
	(Dollars in millions)
Geographical distribution:
California	19%	19%	$(94)	$(24)
Florida	6	6	(23)	35
Illinois	3	3	(69)	(23)
New Jersey	3	3	(29)	13
New York	5	5	(73)	32
All other states	64	64	(369)	(40)
Total	100%	100%	$(657)	$(7)
Vintages:(3)
2008 and prior	2%	3%	$(100)	$133
2009 - 2022	98	97	(557)	(140)
Total	100%	100%	$(657)	$(7)
(1)Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.
(2)Credit gains (losses) and redesignation write-offs do not include gains (losses) on sales and other valuation adjustments. Excludes the impact of recoveries resulting from resolution agreements related to representation and warranty matters and compensatory fee income related to servicing matters that have not been allocated to specific loans.
(3)Credit losses on mortgage loans typically do not peak until the third through fifth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.

Fannie Mae 2022 Form 10-K	110

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
Single-Family Maturity Information
The below table shows the contractual maturities and interest rate sensitivities of our single-family mortgage loan portfolio as recorded on our consolidated balance sheets. Although the loans in our consolidated portfolio have varying contractual terms (for example, 15-year, 30-year, etc.), the actual life of the loans is likely to be significantly less than their contractual term as a result of prepayment. Therefore, the contractual term is not a reliable indicator of the loans’ expected lives. Single-family mortgages can be prepaid in whole or in part at any time without penalty.

Single-Family Loans: Maturities and Terms of the Consolidated Mortgage Loan Portfolio(1)
	As of December 31, 2022
	Due within 1 year(2)	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Single-family mortgage loans:
Loans held for sale	$266	$170	$518	$1,513	$2,467
Loans held for investment
Of Fannie Mae	7,775	4,202	11,934	28,493	52,404
Of consolidated trusts	128,289	534,418	1,351,674	1,575,410	3,589,791
Total unpaid principal balance of single-family mortgage loans	136,330	538,790	1,364,126	1,605,416	3,644,662
Cost basis adjustments, net					49,806
Total single-family mortgage loans(3)	$136,330	$538,790	$1,364,126	$1,605,416	$3,694,468
Single-family mortgage loans by interest rate sensitivity:
Fixed-rate	$125,892	$534,039	$1,351,335	$1,592,977	$3,604,243
Adjustable-rate	10,438	4,751	12,791	12,439	40,419
Total unpaid principal balance of single-family mortgage loans	$136,330	$538,790	$1,364,126	$1,605,416	$3,644,662
(1)We report the scheduled repayments in the maturity category in which the payment is due, such that a loan’s balance may be presented across multiple maturity categories.
(2)Due within 1 year includes reverse mortgages for which there is no defined maturity date of $9.5 billion as of December 31, 2022.
(3)Excludes accrued interest receivable. The unpaid principal balance of single family loans is based on the amount of contractual unpaid principal balance due and excludes any write-offs for amounts deemed uncollectible. Those write-offs are presented as a component of cost basis adjustments, net.
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

Fannie Mae 2022 Form 10-K	111

MD&A | Multifamily Business | Multifamily Primary Business Activities
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
•Borrowers and sponsors: Multifamily borrowing entities are typically owned, directly or indirectly, by for-profit corporations, limited liability companies, partnerships, real estate investment trusts and individuals who invest in real estate for cash flow and expected returns in excess of their original contribution of equity. Borrowing entities are typically single-asset entities, with the property as their only asset. The ultimate owner of a multifamily borrowing entity is referred to as the “sponsor.” We evaluate both the borrowing entity and its sponsor when considering a new transaction or managing our business. We refer to both the borrowing entities and their sponsors as “borrowers.” When considering a multifamily borrower, creditworthiness is evaluated through a combination of quantitative and qualitative data including liquid assets, net worth, number of units owned, experience in a market and/or property type, multifamily portfolio performance, access to additional liquidity, debt maturities, asset/property management platform, senior management experience, reputation, and exposures to lenders and Fannie Mae.
•Recourse: Multifamily loans are generally non-recourse to the borrowers.
•Lenders: During 2022, we executed multifamily transactions with 27 lenders. Of these, 23 lenders delivered loans to us under our DUS program described below. In determining whether to partner with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.
•Loan size: The average size of a loan in our multifamily guaranty book of business is $16 million.
•Underwriting process: Multifamily loans require detailed underwriting of the property’s operating cash flow. Our underwriting includes an evaluation of the property’s ability to support the loan, property quality, market and submarket factors, and ability to exit at maturity.
•Term and lifecycle: In contrast to the standard 30-year single-family residential loan, multifamily loans typically have original loan terms between 7 and 15 years, with 10 year terms being the most common.
•Prepayment terms: To protect against prepayments, most multifamily Fannie Mae loans and MBS impose prepayment premiums, primarily yield maintenance, consistent with standard commercial investment terms. This is in contrast to single-family loans, which typically do not have prepayment protection.
Delegated Underwriting and Servicing
Fannie Mae’s DUS program, which was initiated in 1988, is a unique business model in the commercial mortgage industry. Our DUS model aligns the interests of the lender and Fannie Mae. Our current 24-member DUS lender network, which is composed of large financial institutions and independent mortgage lenders, continues to be our principal source of multifamily loan deliveries. DUS lenders are pre-approved and delegated the authority to underwrite and service loans on behalf of Fannie Mae in accordance with our standards and requirements. Delegation permits lenders to respond to customers more rapidly, as the lender generally has the authority to approve a loan within prescribed parameters. Based on a given loan’s unique characteristics and Fannie Mae’s established delegation criteria, lenders assess whether a loan must be reviewed for a decision by Fannie Mae. If review is required, Fannie Mae’s internal credit team will assess the loan’s risk profile to determine if it meets our risk tolerances. DUS lenders are required to share with us the risk of loss over the life of the loan, as discussed in more detail in “Multifamily Mortgage Credit Risk Management.” Since DUS lenders share in the credit risk, the servicing fee to the lenders includes compensation for credit risk.
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

Fannie Mae 2022 Form 10-K	112

MD&A | Multifamily Business | Multifamily Primary Business Activities
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
•Works to help maintain the credit quality of the multifamily guaranty book of business, prevents foreclosures through certain loss mitigation strategies such as forbearance or modification, reduces costs of defaulted multifamily loans, manages our REO inventory, and pursues contractual remedies from lenders, servicers, borrowers, and providers of credit enhancement.
See “Multifamily Mortgage Credit Risk Management” for a discussion of our strategies for managing credit risk and credit losses on multifamily loans.
The Multifamily Markets in Which We Operate
In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population in markets across the country, with the substantial majority of our focus on supporting rental housing that is affordable to households earning at or below the median income in their area. We serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for households with the greatest economic need. Over 95% of the multifamily units we financed in 2022 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
Our Multifamily business is organized and operated as an integrated commercial real estate finance business, addressing the spectrum of multifamily housing finance needs, including the need for smaller multifamily property financing and financing that serves low- and very low-income households.
•To meet the growing need for smaller multifamily property financing, we focus on the acquisition of small multifamily loans, which includes loans of up to $6 million in original unpaid principal balance. As of December 31, 2022, small loans represented 38% of our multifamily guaranty book of business by loan count and 6% based on unpaid principal balance.
•To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We work with borrowers that may utilize housing programs and subsidies provided by local, state and federal agencies; examples include tax incentives (such as those provided through LIHTC or tax abatement) and rent subsidies (such as project-based Section 8 rental assistance or tenant vouchers). The public subsidy programs are largely targeted to provide housing to those earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low- and very low-income households who benefit from the programs pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2022, affordable loans represented approximately 12% of our multifamily guaranty book of business, based on unpaid principal balance, including $7.6 billion in bond credit enhancements.
Our acquisition of loans financing smaller multifamily properties and serving low-and very-low income households help us meet our multifamily housing goals and FHFA’s requirement for us that a portion of our multifamily volume be focused on affordable and underserved markets. We discuss our housing goals in “Business—Legislation and Regulation—GSE-Focused Matters—Housing Goals” and our requirement to focus on affordable and underserved markets in “Multifamily Business Metrics—Multifamily Business Volume Cap.”
Multifamily Lenders and Investors
In support of equitable and sustainable access to quality affordable rental housing across America, our multifamily business works primarily with mortgage banking companies, large diversified financial institutions, and banks. During 2022, our top five multifamily lenders, in the aggregate, accounted for 49% of our multifamily business volume, compared with 46% in 2021. One of our lenders, Walker & Dunlop, accounted for 17% of our 2022 multifamily business volume. No other lender accounted for 10% or more of our multifamily business volume in 2022.
We have a diversified funding base of domestic and international investors. Purchasers of multifamily Fannie Mae MBS include fund managers, commercial banks, pension funds, insurance companies, corporations, state and local

Fannie Mae 2022 Form 10-K	113

MD&A | Multifamily Business | Multifamily Primary Business Activities
governments, and other municipal authorities. Our Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) investors include fund managers, hedge funds and insurance companies, while our Multifamily CIRTTM (“MCIRTTM”) transactions are executed with insurers and reinsurers.
Multifamily Competition
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing, credit standards and loan structures, lender preferences, investor demand for our and our competitors’ mortgage-related securities, and actions we take to support affordable multifamily housing. Our competitive environment also may be affected by many other factors, including direction from FHFA; changes in our obligations under our senior preferred stock purchase agreement with Treasury or in our capital requirements; new legislation or regulations applicable to us, our lenders or investors; and digital innovation and disruption in our markets. Our competitive environment in 2022 was largely influenced by FHFA’s requirement that a portion of our new multifamily business be focused on affordable and underserved markets, as well as volatility in overall market conditions. We expect that these factors will continue to influence our competitive landscape.
Our primary competitors for the acquisition of multifamily mortgage assets and issuance of multifamily mortgage-related securities are Freddie Mac, life insurers, U.S. banks and thrifts, other institutional investors, Ginnie Mae and private-label issuers of commercial mortgage-backed securities. See “Business—Conservatorship and Treasury Agreements,” “Business—Legislation and Regulation,” and “Risk Factors” for information on matters that could affect our business and competitive environment.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, weakened during the fourth quarter of 2022, despite positive job growth and favorable demographics.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties was 5.5% as of December 31, 2022, an increase from an estimated 5.0% as of September 30, 2022 and December 31, 2021. Although the national multifamily vacancy rate increased to an estimated 5.5%, it remained below its average rate of about 5.8% over the last 15 years.
•Rents. Based on preliminary third-party data, we estimate that effective rents decreased by 0.8% during the fourth quarter of 2022, compared with an increase of 1.0% during the third quarter of 2022 and an increase of 3.0% in the fourth quarter of 2021. As a result, we believe annualized rent growth for 2022 was an estimated 4.8%.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals have helped to increase property values in most metropolitan areas. Based on preliminary multifamily property sales data, transaction volumes for much of 2022 remained elevated but decreased significantly in the fourth quarter of 2022. Despite this decline in transaction volumes, capitalization rates did not rise but instead have remained stable throughout much of 2022. While total annual multifamily property sales were elevated in 2022, they did not reach 2021 levels, as higher interest rates appear to have contributed to softened investment demand in the multifamily sector.
Multifamily construction underway remains elevated. Preliminary data shows that more than 470,000 multifamily units were delivered in 2022. More than 780,000 multifamily units are slated to be delivered in 2023, which would be a peak over the past 10 years.
Based on a drop-off in rental demand observed during the fourth quarter 2022, coupled with inflation and slowing job growth in December, we believe that the multifamily sector will be impacted by softening demand, leading to higher vacancy levels and stagnant rent growth in 2023.

Fannie Mae 2022 Form 10-K	114

MD&A | Multifamily Business | Multifamily Market Activity
Multifamily Market Activity
We remained a continuous source of liquidity in the multifamily market in 2022. We owned or guaranteed approximately 21% of the outstanding debt on multifamily properties as of September 30, 2022 (the latest date for which information is available).
Multifamily Mortgage Debt Outstanding(1)
(Dollars in trillions)
(1)The mortgage debt outstanding as of September 30, 2022, is based on the Federal Reserve’s December 2022 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior-period amounts have been updated to reflect revised historical data from the Federal Reserve.
Multifamily Business Metrics
The multifamily loans we acquired in 2022 had a strong overall credit risk profile, consistent with our acquisition policy and standards, which we describe in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards.”
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

Fannie Mae 2022 Form 10-K	115

MD&A | Multifamily Business | Multifamily Business Metrics
Multifamily Business Volume Cap
In November 2022, FHFA announced a 2023 multifamily loan purchase cap of $75 billion for new business volume. This is a reduction from the $78 billion cap applicable for 2022. Consistent with the 2022 cap, a minimum of 50% of our 2023 multifamily loan purchases must be mission-driven, focused on specified affordable and underserved market segments; however, FHFA has revised the multifamily requirements for mission-driven, affordable housing for 2023, including by:
•Removing the requirement that 25% of multifamily loan purchases must be affordable to residents earning 60% or less of area median income to reduce inconsistencies with FHFA’s housing goals; and
•Within the mission-driven eligibility criteria, creating a new category focused on preserving affordability in workforce housing to encourage financing of loans on properties with rent or income restrictions affordable at levels that meet market needs.
Our 2022 multifamily new business volume remained under the cap, and we have met the mission requirements established by FHFA. See “Risk Factors—GSE and Conservatorship Risk” for information on how conservatorship may affect our business activities.
Multifamily Securities Issuances
Our multifamily business securitizes the vast majority of multifamily mortgage loans we acquire through lender swap transactions. We also support liquidity in the market by issuing structured MBS backed by multifamily Fannie Mae MBS, including through our Fannie Mae GeMS program.
Multifamily Fannie Mae MBS Issuances
(Dollars in billions)
(1)A portion of structured securities issuances may be backed by Fannie Mae MBS issued during the same period and held by Fannie Mae. Structured securities backed by Fannie Mae MBS held by a third party are not included in the multifamily Fannie Mae MBS structured security issuance amounts.

Fannie Mae 2022 Form 10-K	116

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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, MBS spreads, and the management of the overall composition of our multifamily guaranty book of business. While our average charged guaranty fee remained flat in 2022 compared with 2021, these internal and external factors may be volatile and therefore lead to variability in our multifamily guaranty fees.

Fannie Mae 2022 Form 10-K	117

MD&A | Multifamily Business | Multifamily Business Financial Results
Multifamily Business Financial Results
This section provides a discussion of the primary components of net income for our Multifamily Business.

Multifamily Business Financial Results(1)
	For the Year Ended December 31,			Variance
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(Dollars in millions)
Net interest income	$4,687	$4,158	$3,364	$529	$794
Fee and other income	88	92	94	(4)	(2)
Net revenues	4,775	4,250	3,458	525	792
Fair value gains (losses), net	(80)	(12)	38	(68)	(50)
Administrative expenses	(540)	(508)	(509)	(32)	1
Benefit (provision) for credit losses	(1,248)	530	(603)	(1,778)	1,133
Credit enhancement expense(2)	(261)	(239)	(220)	(22)	(19)
Change in expected credit enhancement recoveries(3)	257	(108)	144	365	(252)
Other income (expenses), net(4)	(214)	(87)	83	(127)	(170)
Income before federal income taxes	2,689	3,826	2,391	(1,137)	1,435
Provision for federal income taxes	(536)	(777)	(467)	241	(310)
Net income	$2,153	$3,049	$1,924	$(896)	$1,125
(1)See “Note 10, Segment Reporting” for information about our segment allocation methodology.
(2)Primarily consists of costs associated with our MCIRTTM and MCASTM programs as well as amortization expense for certain lender risk-sharing programs.
(3)Consists of change in benefits recognized from our freestanding credit enhancements that primarily relate to our DUS® lender risk-sharing.
(4)Consists of investment gains or losses, foreclosed property income (expense), gains or losses from partnership investments, debt extinguishment gains or losses, and other income or expenses.
Net interest income

Multifamily net interest income increased in 2022 compared with 2021 primarily due to higher guaranty fee income as a result of an increase in our multifamily guaranty book of business combined with increased interest income earned on our other investments portfolio as a result of the high interest rate environment.

Multifamily net interest income increased in 2021 compared with 2020 primarily due to higher guaranty fee income as a result of an increase in our multifamily guaranty book of business combined with an increase in average charged guaranty fees and higher yield maintenance revenue related to the prepayment of multifamily loans.

_____________________________________________________________________________

Fannie Mae 2022 Form 10-K	118

MD&A | Multifamily Business | Multifamily Business Financial Results
Benefit (provision) for credit losses

Provision for credit losses in 2022 was primarily driven by our expectation of increased probability of default and greater expected severity of loss on our seniors housing portfolio, as well as higher actual and projected interest rates.

Benefit for credit losses in 2021 was primarily driven by a benefit from actual and projected economic data and lower expected credit losses as a result of the COVID-19 pandemic.
Benefit (provision) for credit losses during the periods were partially offset by changes in expected credit enhancement recoveries, which captures changes to expected benefits from our freestanding credit enhancements.
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on our multifamily benefit or provision for credit losses.

Multifamily Mortgage Credit Risk Management
The credit risk profile of a loan in our multifamily guaranty book of business is influenced by:
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
Additionally, our standards for multifamily loans specify maximum original LTV ratio and minimum original DSCR values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. At underwriting, we evaluate the DSCR based on both actual and underwritten debt service payments. The original DSCR is calculated using the underwritten debt service payments for the loan, which assumes both principal and interest payments, including stressed assumptions in certain cases, rather than the actual debt service payments. Depending on the loan’s interest rate and structure, using the underwritten debt service payments will often result in a more conservative estimate of the debt service payments (for example, loans with an interest-only period). This approach is used for all loans, including those with full and partial interest-only terms.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of December 31,
	2022	2021	2020
Weighted-average original LTV ratio	64%	65%	66%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	12	11	10
Full term interest-only loans	38	33	30
Partial term interest-only loans(1)	49	51	51
Adjustable-rate mortgages	11	9	10
(1)Consists of mortgage loans that were underwritten with an interest-only term, regardless of whether the loan is currently in its interest-only period.

Fannie Mae 2022 Form 10-K	119

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
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
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Lenders who share on a tiered basis cover loan-level credit losses up to the first 5% of the unpaid principal balance of the loan and then share with us any remaining losses up to a prescribed limit. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of December 31, 2022 and 2021. In certain situations, to effectively manage our counterparty risk, we do not allow the lenders to fully share in one-third of the credit risk but have them share in a smaller portion.
While not a large portion of our multifamily guaranty book of business, our non-DUS lenders typically also have lender risk-sharing, where the lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
These lender risk-sharing agreements not only transfer credit risk, but also better align our interests with those of the lenders. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2022 and 2021.
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
In 2022, we entered into one new credit risk transfer transaction, transferring mortgage credit risk through our MCIRT program. The factors that we expect will affect the extent to which we engage in multifamily credit risk transfer transactions in the future and the structure of those transactions include our risk appetite, future market conditions, the cost of the transactions, FHFA guidance or requirements (including FHFA’s scorecard), the capital relief provided by the transactions, and our overall business and capital plans.
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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of December 31,
	2022		2021
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$87,682	20%	$84,894	20%
MCAS	25,071	6	27,088	7
Total	$112,753	26%	$111,982	27%

Fannie Mae 2022 Form 10-K	120

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily guaranty book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size, property type, and credit enhancement coverage are important factors that influence credit performance and may help reduce our credit risk.
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 3% as of December 31, 2022 and 2% as of December 31, 2021. Our estimates of current DSCRs are based on the financial statements for the included properties, including the related debt service.
We monitor and manage changes in interest rates, which can impact multiple aspects of our multifamily loans. Interest rates increased significantly during 2022 and may increase further. Increases in interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to these loans.
Additionally, in a rising interest rate environment, multifamily borrowers with adjustable-rate mortgages may have difficulty paying higher monthly payments if property net operating income is not increasing at a similar pace. We generally require multifamily borrowers with adjustable-rate mortgages to purchase interest rate caps to protect against large movements in rates. A cap must be in place at the initial closing of the loan, and escrows are established and structured to provide for the replacement of the initial cap at its maturity, typically in 2 to 3 years. Purchasing or replacing required interest rate caps, especially those with longer terms and/or lower strike rates, becomes more expensive as interest rates rise. As a result, the cost of interest rate caps has increased substantially in recent months.
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
We also monitor for risks manifesting within specific property types. A property type we are monitoring closely is seniors housing; in our multifamily book of business, this primarily includes independent living and assisted living facilities that may have a limited portion of their capacity devoted to memory care. Seniors housing loans constituted 4% of our multifamily guaranty book of business as of December 31, 2022, based on unpaid principal balance. Seniors housing properties have been disproportionately affected by the COVID-19 pandemic and economic trends. While beginning to recover from the peak of the pandemic, vacancy rates in seniors housing continue to be elevated compared to pre-pandemic levels. These properties also have higher operating expenses than conventional multifamily properties due to specialized labor and stricter post-pandemic operating protocols. These costs have increased further due to higher inflation in recent periods. In combination, these factors have resulted in lower property operating income for seniors housing properties, which in turn has negatively impacted estimated property values. Moreover, 39% of the seniors housing loans in our multifamily guaranty book as of December 31, 2022 were adjustable-rate mortgages, compared with 11% for our entire multifamily guaranty book of business. The increase in short-term interest rates has further increased costs for those borrowers, including both higher monthly payments, which reduce debt service coverage, and the higher cost to maintain required interest rate caps to protect against large interest rate movements.
While nearly all seniors housing loans in our guaranty book of business were current on their payments as of December 31, 2022, a select number of seniors housing loan borrowers notified us in the fourth quarter of 2022 about the negative impact of recent market conditions on their ability to continue to meet their loan payment obligations in the future. We

Fannie Mae 2022 Form 10-K	121

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
continue to monitor the seniors housing portfolio closely and actively manage loans that may be at risk of further deterioration or default.
As a result of the recent market conditions impacting this portfolio, as described further in “Consolidated Results of Operations—Benefit (Provision) for Credit Losses,” we recognized approximately $900 million in provision on our seniors housing portfolio in 2022 to reflect the increased probability of default and greater expected severity of loss on the seniors housing portfolio.
Multifamily Problem Loan Management and Foreclosure Prevention
In addition to the credit performance information on our multifamily loans provided below, we provide additional information about the performance of our multifamily loans that back MBS and whole loan REMICs in the “Data Collections” section of our DUS Disclose® tool, available at www.fanniemae.com/dusdisclose. Information on our website is not incorporated into this report.
We periodically refine our underwriting standards in response to market conditions and employ proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business.
Delinquency Statistics on our Multifamily Problem Loans
The percentage of our multifamily loans classified as substandard increased to 5.4% of our multifamily guaranty book of business as of December 31, 2022, compared with 4.6% as of December 31, 2021. Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of our substandard loan population. Loans classified as substandard increased as of December 31, 2022 compared to December 31, 2021, primarily as a result of an increase in the number of properties reporting low DSCRs in their latest operating statement. This increase was largely driven by seniors housing loans, which were impacted by the factors described in “Multifamily Portfolio Diversification and Monitoring” above. For more information on our credit quality indicators, including our population of substandard loans, see “Note 3, Mortgage Loans.”
Our multifamily serious delinquency rate decreased to 0.24% as of December 31, 2022, compared with 0.42% as of December 31, 2021, primarily as a result of loans that received forbearance resolving their delinquency through completion of their repayment plans or otherwise reinstating. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.15% as of December 31, 2022 compared with 0.23% as of December 31, 2021. Our multifamily serious delinquency rate could increase as a result of an increase in seniors housing loans in our guaranty book of business, especially those that are rated substandard, becoming delinquent.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Multifamily Loan Forbearance
As of December 31, 2022, there were 13 multifamily loans with an unpaid principal balance of $41 million in active forbearance, compared with 22 loans with an unpaid principal balance of $363 million as of December 31, 2021. Most of our multifamily loans in active forbearance as of December 31, 2022 were granted forbearance at their maturity date to allow for additional time to refinance. The decrease in the number of multifamily loans in forbearance was primarily due to loans resolving their forbearance arrangement, including those that entered a repayment plan.
Multifamily REO Management
The number of multifamily foreclosed properties held for sale was 28 properties with a carrying value of $278 million as of December 31, 2022, compared with 31 properties with a carrying value of $302 million as of December 31, 2021.
Other Multifamily Credit Information
Multifamily Credit Loss Performance Metrics
The amount of multifamily credit loss or income we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity and write-offs, net of recoveries. Our multifamily credit loss performance metrics are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our multifamily credit losses and our multifamily credit losses, net of freestanding loss-sharing arrangements,

Fannie Mae 2022 Form 10-K	122

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
may be useful to stakeholders because they display our credit losses in the context of our multifamily guaranty book of business, including changes to the benefit we expect to receive from loss-sharing arrangements. Management views multifamily credit losses, net of freestanding loss-sharing arrangements as a key metric related to our multifamily business model and our strategy to share multifamily credit risk.
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Write-offs(1)	$(43)	$(59)	$(136)
Recoveries	23	49	1
Foreclosed property expense	(40)	(19)	(20)
Credit losses	(60)	(29)	(155)
Change in expected benefits from freestanding loss-sharing arrangements(2)	(2)	21	21
Credit losses, net of freestanding loss-sharing arrangements	$(62)	$(8)	$(134)

Credit loss ratio (in bps)(3)	(1.4)	(0.7)	(4.3)
Credit loss ratio, net of freestanding loss-sharing arrangements (in bps)(2)(3)	(1.5)	(0.2)	(3.7)
Multifamily initial write-off severity rate(4)	5%	13%	23%
Multifamily write-off loan count	9	26	11
(1)Write-offs associated with non-REO sales are net of loss sharing.
(2)Represents changes to the benefit we expect to receive only from write-offs as a result of certain freestanding loss-sharing arrangements, primarily multifamily DUS lender risk-sharing transactions. Changes to the expected benefits we will receive are recorded in “Change in expected credit enhancement recoveries” in our consolidated statements of operations and comprehensive income.
(3)Calculated based on the amount of “Credit losses” and “Credit losses, net of freestanding loss-sharing arrangements,” divided by the average multifamily guaranty book of business during the period.
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

Fannie Mae 2022 Form 10-K	123

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Multifamily Maturity Information
The below table shows the contractual maturities and interest rate sensitivities of our multifamily mortgage loan portfolio as recorded on our consolidated balance sheets. Although loans in our consolidated portfolio have varying contractual terms, the actual life of the loans may be less than their contractual term as a result of prepayment.

Multifamily Loans: Maturities and Terms of the Consolidated Mortgage Loan Portfolio(1)
	As of December 31, 2022
	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
	(Dollars in millions)
Multifamily mortgage loan portfolio:(2)
Loans held for investment:
Of Fannie Mae	$135	$574	$192	$26	$927
Of consolidated trusts	8,830	105,303	309,693	6,801	430,627
Total unpaid principal balance of multifamily mortgage loans	8,965	105,877	309,885	6,827	431,554
Cost basis adjustments, net					(239)
Total multifamily mortgage loans(2)	$8,965	$105,877	$309,885	$6,827	$431,315
Multifamily mortgage loan portfolio by interest rate sensitivity:
Fixed-rate	$8,553	$94,393	$279,733	$6,670	$389,349
Adjustable-rate	412	11,484	30,152	157	42,205
Total unpaid principal balance of multifamily mortgage loans	$8,965	$105,877	$309,885	$6,827	$431,554
(1)We report the scheduled repayments in the maturity category in which the payment is due, such that a loan’s balance may be presented across multiple maturity categories.
(2)Excludes accrued interest receivable. The unpaid principal balance of multifamily loans is based on the amount of contractual unpaid principal balance due and excludes any write-offs for amounts deemed uncollectible. Those write-offs are presented as a component of cost basis adjustments, net.

Fannie Mae 2022 Form 10-K	124

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	December 31, 2022			December 31, 2021
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.26%	0.43%	0.28%	0.15%	0.17%	0.15%
Nonaccrual loans at amortized cost	90.69	86.86	90.03	25.63	54.49	27.35

Nonaccrual loans as a percentage of:
Guaranty book of business	0.29%	0.50%	0.31%	0.57%	0.30%	0.54%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(9,554)	$(1,911)	$(11,465)	$(5,088)	$(686)	$(5,774)
Guaranty book of business(2)	3,635,237	440,424	4,075,661	3,483,054	413,090	3,896,144
Nonaccrual loans at amortized cost	10,535	2,200	12,735	19,851	1,259	21,110

Components of credit loss reserves:
Allowance for loan losses	$(9,443)	$(1,904)	$(11,347)	$(4,950)	$(679)	$(5,629)
Allowance for accrued interest receivable	(111)	—	(111)	(138)	(2)	(140)
Reserve for guaranty losses(3)	—	(7)	(7)	—	(5)	(5)
Total credit loss reserves(1)	$(9,554)	$(1,911)	$(11,465)	$(5,088)	$(686)	$(5,774)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $492 million as of December 31, 2022 and $235 million as of December 31, 2021, which are recorded in “Other assets” in our consolidated balance sheets.
(2)Represents conventional guaranty book of business for single-family.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our consolidated balance sheets.
Our single-family nonaccrual loans decreased as of December 31, 2022 compared with December 31, 2021 primarily as a result of loan modifications, as borrowers continued to exit forbearance. Modifications bring a loan current and, for single-family loans, generally require completion of a trial period of three to four months.
Our credit loss reserves increased as of December 31, 2022 compared with December 31, 2021 primarily as a result of a provision for credit losses, which we describe in “Consolidated Results of Operations—Benefit (Provision) for Credit Losses.”

Fannie Mae 2022 Form 10-K	125

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Year Ended December 31,
	2022			2021			2020
	Single-family	Multifamily	Total	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	1.7	0.5	1.6	*	0.2	*	1.2	3.7	1.4

Select financial information used in calculating credit ratio:
Write-offs	$890	$43	$933	$423	$59	$482	$468	$136	$604
Recoveries	(288)	(23)	(311)	(430)	(49)	(479)	(111)	(1)	(112)
Write-offs, net of recoveries	$602	$20	$622	$(7)	$10	$3	$357	$135	$492
Average guaranty book of business(1)	3,585,714	425,695	4,011,409	3,351,036	401,358	3,752,394	3,060,384	358,673	3,419,057
*    Represents less than 0.05 bps.
(1)Average guaranty book of business is based on quarter-end balances.
For discussion on the drivers of single-family write-offs, see “Single-Family Business—Single-Family Problem Loan Management—Single-Family Credit Loss Metrics and Loan Sale Performance.”
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
Primary Sources and Uses of Funds
Our liquidity depends largely on our ability to issue debt in the capital markets, including both corporate debt and sales of our MBS securities. We believe that our status as a government-sponsored enterprise and continued federal government support are essential to maintaining our access to the debt markets. Substantially all of our sources and uses of funds identified below are both short-term and long-term in nature.
Our primary sources of cash include:
•issuance of long-term and short-term corporate debt;
•proceeds from the sale of mortgage-related securities, mortgage loans and other investments portfolio, including proceeds from sales of foreclosed real estate assets;
•principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;
•guaranty fees received on Fannie Mae MBS, including the TCCA fees collected by us on behalf of Treasury;
•payments received from mortgage insurance counterparties and other providers of credit enhancement; and

Fannie Mae 2022 Form 10-K	126

MD&A | Liquidity and Capital Management
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
Liquidity and Funding Risk Management Practices and Contingency Planning
Many factors, both internal and external to our business, could influence our debt activity, affect the amount, mix and cost of our debt funding, reduce demand for our debt securities, increase our liquidity or roll over risk, or otherwise have a material adverse impact on our liquidity position, including:
•changes or perceived changes in federal government support of our business or our debt securities;
•changes in or the elimination of our status as a government-sponsored enterprise;
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
•future changes or disruptions in the financial markets;
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
•a significant credit or operational event involving one of our major institutional counterparties; or
•a sudden catastrophic operational failure in the financial sector.
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
Also see “Business—Conservatorship and Treasury Agreements—Treasury Agreements.”

Fannie Mae 2022 Form 10-K	127

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
As of December 31, 2022, we were in compliance with these requirements.
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
Our debt funding needs and debt funding activity may vary from period to period depending on market conditions, including refinance volumes, our capital and liquidity management, and the size of our retained mortgage portfolio. See “Retained Mortgage Portfolio” for information about our retained mortgage portfolio and limits on its size.
Our debt limit under our senior preferred stock purchase agreement with Treasury decreased from $300 billion to $270 billion as of December 31, 2022. The unpaid principal balance of our aggregate indebtedness was $139.3 billion as of December 31, 2022. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
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

Fannie Mae 2022 Form 10-K	128

MD&A | Liquidity and Capital Management
The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our long-term debt continued to decrease in 2022 as our funding needs remained low and were primarily satisfied through cash and other liquid assets that accumulated in prior periods, as well as earnings retained from our operations. As a result, we did not replace all the long-term debt that matured during the year.
Debt of Fannie Mae1
(Dollars in billions)
(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $5.1 billion and $1.6 billion as of December 31, 2022 and 2021, respectively.
(2)Short-term debt was $10.2 billion and $2.8 billion as of December 31, 2022 and 2021, respectively.

Selected Debt Information
	As of December 31,
	2022	2021
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	3.93%	0.03%
Interest rate on long-term debt, including portion maturing within one year	2.23	1.55
Interest rate on callable debt	1.79	1.44
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	156	109
Weighted-average maturity of debt maturing in more than one year (in months)	52	57
Other Data
Outstanding callable debt(2)	$43.3	$47.0
Connecticut Avenue Securities debt(3)	5.2	11.2
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $590 million as of December 31, 2022. We had no short-term callable debt as of December 31, 2021.
(3)Represents CAS debt issued prior to November 2018. See “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” for information regarding our Connecticut Avenue Securities.

Fannie Mae 2022 Form 10-K	129

MD&A | Liquidity and Capital Management
We intend to repay our short-term and long-term debt obligations as they become due primarily through cash from business operations, the sale of other liquid assets and the issuance of additional debt securities.
For information on the maturity profile of our outstanding long-term debt for each of the years 2023 through 2027 and thereafter, see “Note 7, Short-Term and Long-Term Debt.”
Debt Funding Activity
The table below displays activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday borrowing. The reported amounts of debt issued and paid off during each period represent the face amount of the debt at issuance and redemption.

Activity in Debt of Fannie Mae
	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$137,310	$122,819	$194,604
Weighted-average interest rate(1)	1.56%	0.01%	1.04%
Long-term:(2)
Amount	$1,961	$2,815	$198,528
Weighted-average interest rate	3.54%	0.59%	0.52%
Total issued:
Amount	$139,271	$125,634	$393,132
Weighted-average interest rate	1.59%	0.03%	0.77%

Paid off during the period:(3)
Short-term:
Amount	$129,877	$132,199	$209,595
Weighted-average interest rate(1)	1.26%	0.02%	1.09%
Long-term:(2)
Amount	$72,570	$80,938	$76,308
Weighted-average interest rate	1.35%	0.75%	1.77%
Total paid off:
Amount	$202,447	$213,137	$285,903
Weighted-average interest rate	1.29%	0.30%	1.27%
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

Fannie Mae 2022 Form 10-K	130

MD&A | Liquidity and Capital Management
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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $246.7 billion as of December 31, 2022 and $226.4 billion as of December 31, 2021. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.8 billion as of December 31, 2022 and $5.4 billion as of December 31, 2021. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.
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
Our contractual obligations also include $1.9 billion in cash received as collateral and future cash payments due under our unconditional and legally binding obligations to fund low-income housing tax credit partnership investments and other partnerships. These amounts are recognized on our consolidated balance sheets under “Other liabilities.”
In addition, our short- and long-term liquidity and capital resource needs may be affected by our contractual obligations to make the payments listed below. The amounts of these payments are uncertain and will depend on future events:
•payments on our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, including Fannie Mae commingled structured securities. The amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2022, see “Guaranty Book of Business” and “Off-Balance Sheet Arrangements;”
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

Fannie Mae 2022 Form 10-K	131

MD&A | Liquidity and Capital Management
•payments related to our interest-rate risk management derivatives that may require cash settlement in future periods, the amount and timing of which depend on changes in interest rates. For further details on these transactions, please see “Note 8, Derivative Instruments.”
Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices. Our other investments portfolio decreased during 2022 primarily as a result of declines in our corporate debt due to maturities, which reduced the balances available for investment. Additionally, we used cash and other liquid assets to fund our operations during 2022.
In the first quarter of 2021, we began to invest funds held by consolidated trusts directly in eligible short-term third-party investments. As the funds underlying these investments are restricted per the trust agreements, these securities are not considered in our sources of liquidity and are excluded from our other investments portfolio. Prior to this change, funds held by consolidated trusts were invested in Fannie Mae short-term debt, as allowed by the trust agreements. Those unrestricted proceeds were then invested in short-term investments, which were included in our other investments portfolio. This change did not materially alter our liquidity position.

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

Fannie Mae 2022 Form 10-K	132

MD&A | Liquidity and Capital Management
The table below displays the credit ratings issued by the three major credit rating agencies.

Fannie Mae Credit Ratings
As of December 31, 2022
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Preferred stock	D	Ca(hyb)	C/RR6
Outlook	Stable	Stable	Stable
	(for Long-Term Senior Debt)		(for AAA rated Long-Term Issuer Default Ratings)
Cash Flows
Year Ended December 31, 2022. Cash, cash equivalents and restricted cash and cash equivalents decreased from $108.6 billion as of December 31, 2021 to $87.8 billion as of December 31, 2022. The decrease was primarily driven by cash outflows from (1) payments on outstanding debt of consolidated trusts, (2) the redemption of funding debt, which outpaced issuances, primarily for the reasons described above, and (3) purchases of loans held for investment.
Partially offsetting these cash outflows were cash inflows primarily from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) proceeds from our investment in U.S. Treasury securities.
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

Fannie Mae 2022 Form 10-K	133

MD&A | Liquidity and Capital Management
Capital Management
Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 3 to the table below. Because of these exclusions, we had a deficit in available capital as of December 31, 2022, even though we had positive net worth under GAAP of $60.3 billion as of December 31, 2022. See “Business—Legislation and Regulation—GSE-Focused Matters—Capital Requirements” for a description of our capital requirements under the enterprise regulatory capital framework. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
We had a $258 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $184 billion under the standardized approach of the rule as of December 31, 2022.

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2022(1)
(Dollars in billions)
			Stress capital buffer			$34
			Stability capital buffer			45
Adjusted total assets	$4,552		Countercyclical capital buffer			—
Risk-weighted assets	1,316		Prescribed capital conservation buffer amount			$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$105	N/A	$105	$(49)	$(154)
Common equity tier 1 capital	4.5	59	$79	138	(93)	(231)
Tier 1 capital	6.0	79	79	158	(74)	(232)
Adjusted total capital	8.0	105	79	184	(74)	(258)
Leverage capital:
Core capital (statutory)(6)	2.5	114	N/A	114	(61)	(175)
Tier 1 capital	2.5	114	23	137	(74)	(211)

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
(3)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of December 31, 2022, this resulted in the full deduction of deferred tax assets ($12.9 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the perpetual non-cumulative preferred stock ($19.1 billion).
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

Fannie Mae 2022 Form 10-K	134

MD&A | Liquidity and Capital Management
(6)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income or (b) senior preferred stock.
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of December 31, 2022 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. See “Note 12, Regulatory Capital Requirements” for information on our capital ratios as of December 31, 2022 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
(Dollars in billions)	As of December 31, 2022
Total equity	$60
Less:
Senior preferred stock	121
Preferred stock	19
Common equity	(80)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	13
Common equity tier 1 capital (deficit)	(93)
Add: perpetual non-cumulative preferred stock	19
Tier 1 capital (deficit)	(74)
Tier 2 capital adjustments	—
Adjusted total capital (deficit)	$(74)
The table below presents certain components of our core capital.

Statutory Capital Components
(Dollars in billions)	As of December 31, 2022
Total equity	$60
Less:
Senior preferred stock	121
Accumulated other comprehensive income (loss), net of taxes	—
Core capital (deficit)	(61)
Less: general allowance for foreclosure losses	(12)
Total capital (deficit)	$(49)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the fourth quarter of 2022 and none are payable for the first quarter of 2023.
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

Fannie Mae 2022 Form 10-K	135

MD&A | Liquidity and Capital Management
As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $180.3 billion as of December 31, 2022 due to the $2.4 billion increase in our net worth in the third quarter of 2022. The aggregate liquidation preference of the senior preferred stock will further increase to $181.8 billion as of March 31, 2023, due to the $1.4 billion increase in our net worth in the fourth quarter of 2022. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of December 31, 2022, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
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
•Market Risk. Market risk is the risk of loss resulting from changes in the economic environment. Market risk arises from fluctuations in interest rates, exchange rates and other market rates and prices. Market risk includes interest-rate risk, which is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings or capital. Market risk also includes spread risk, which is the risk from changes in an instrument’s value that relate to factors other than changes in interest rates.
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
We are also exposed to climate risk. We view climate risk as a transverse risk driver that can manifest through a variety of the existing risk categories across our risk taxonomy.

Fannie Mae 2022 Form 10-K	136

MD&A | Risk Management
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

Fannie Mae 2022 Form 10-K	137

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

Risk Policy & Capital Committee

- Assists the Board in overseeing enterprise risk management and recommends for Board approval Board-level risk policies, risk appetite and limits

Audit Committee

- Oversees our accounting, reporting, and financial practices, including the integrity of our financial statements and internal control over financial reporting, as well as our compliance with legal and regulatory requirements

Management-Level Risk Committees

- Consists of an Enterprise Risk Committee chaired by our Chief Risk Officer and additional committees overseeing risk across the company, including risks associated with our business, assets and liabilities, operations, third parties, models and technology
- Include members of management from the first, second and third lines of defense functions
- Approve management-level policies, establish risk parameters and recommend risk policies
- Provide a cross-functional forum for discussing and documenting risks and responses
- Review decisions on matters that may expose our enterprise to significant, new or unusual risk

Lines of Defense

Business Units & Corporate Functions

First Line: *Generate, own and manage risks*

- Accountable for identifying, assessing, controlling, monitoring and reporting on all risks in executing their functions and operating in a sound control environment
- Conform to the risk appetite, policies, standards, and limits or thresholds approved by FHFA, the Board and the relevant management-level risk committees

ERM, Compliance & Ethics and Other Risk Oversight Functions

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
Climate and Natural Disaster Risk Management
Overview
There are risks and opportunities related to climate change that may impact an organization. Climate risks are divided into two main categories: risks related to the physical impacts of climate change; and risks related to a potential transition to a lower-carbon economy. Physical risks resulting from climate change can be event-driven risks relating to shorter-term extreme weather events, such as hurricanes, floods and tornadoes (referred to as acute risks) or related to longer-term shifts in climate patterns, such as sustained higher temperatures, sea level rise, water scarcity and increased wildfires (referred to as chronic risks). Climate change presents both immediate and long-term risks to our business and other stakeholders in the housing system, including borrowers, renters, lenders, investors and insurers.
Recent years have seen frequent and severe natural disasters in the U.S., including hurricanes, wildfires and floods. Population growth and an increase in people living in high-risk areas, such as coastal areas vulnerable to severe storms and flooding, have also increased the impact of these events. Low- and moderate-income and minority households are disproportionately exposed to risks from severe weather events due in large part to historical under-investment in

Fannie Mae 2022 Form 10-K	138

MD&A | Risk Management | Climate and Natural Disaster Risk Management
infrastructure in their communities; these households typically have limited financial resources to withstand the economic impact of severe weather events.
We believe the frequency and intensity of major weather-related events in recent years are indicative of climate change, the impacts of which are expected to persist and worsen in the future. The Intergovernmental Panel on Climate Change, the United Nations’ climate science research group, released their Sixth Assessment Report, Climate Change 2021: The Physical Science Basis, in 2021. The report notes that it is unequivocal that human activities have warmed the climate.
Climate-Related Risk Exposure and Risk Mitigation
Major weather events or other natural disasters expose us to credit risk in a variety of ways, including by damaging properties that secure mortgage loans in our book of business and by negatively impacting the ability of borrowers to make payments on their mortgage loans. The amount of losses we incur as a result of a major weather event or natural disaster depends significantly on the extent to which the resulting property damage is covered by hazard or flood insurance and whether borrowers are able and willing to continue making payments on their mortgages. The amount of losses we incur can also be affected by the extent that a disaster impacts the region, especially if it depresses the local economy, and by the availability of federal, state, or local assistance to borrowers affected by a disaster. To date, our losses from natural disasters have been limited by geographic diversity in our book of business, the availability of insurance coverage for damages sustained, the availability of federal, state or local disaster assistance, and borrowers with equity in their homes continuing to pay their mortgages.
For our multifamily loans, our multifamily lenders typically share with us approximately one-third of the credit risk through our DUS program. For single-family and multifamily loans covered in back-end credit risk transfer transactions, we retain a portion of the risk of future losses, including all or a portion of the first loss position in most transactions. To the extent weather and disaster-related losses on loans covered by these transactions were to exceed the amount of first loss we retain, a portion of those losses would be covered by the transactions. Mortgage insurance does not protect us from default risk for properties that suffer damages not covered by the hazard or flood insurance we require. For more information on our single-family credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and for more information on our multifamily credit risk transfer transactions and our DUS program, see “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
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
In October 2021, FEMA launched Risk Rating 2.0, which is an actuarial and risk-based approach to pricing flood insurance premiums for properties based on their flood risk, irrespective of whether they are located in a Special Flood Hazard Area. Since October 1, 2021, all new flood insurance policies through FEMA’s National Flood Insurance Program (“NFIP”) have been subject to Risk Rating 2.0 premiums, and all remaining policies that renew after April 1, 2022 are subject to the premiums. We expect the majority of households with insurance through the NFIP will experience a premium decrease or a slight increase. However, we expect a small fraction of those households will encounter significant increases in their annual flood insurance premiums. There is a statutory limit of annual increases in flood insurance premiums of 18%, which will mean some households will experience multiple years of increases. As Risk Rating 2.0 becomes applicable to an increasing number of policyholders and premiums increase in the coming years, the significant increase in premiums that will apply to some properties and communities may impact insurance affordability, uptake, and the maintenance of ongoing coverage, as well as property values. From the launch of FEMA’s Risk Rating 2.0 in October 2021 through October 2022, according to FEMA data, the total number of structures with an NFIP flood insurance contract in force has declined by 5.2%. Data is not available on the portion of these structures without flood insurance coverage or with replacement private flood insurance coverage. As of December 31, 2022, 3.3% of loans in our single-family guaranty book of business and 6.8% of loans in our multifamily guaranty book of business were located in a Special Flood Hazard Area, for which we require flood insurance.
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

Fannie Mae 2022 Form 10-K	139

MD&A | Risk Management | Climate and Natural Disaster Risk Management
offers renters and single-family borrowers free financial counseling from HUD-approved housing counselors, including help in developing a recovery assessment and action plan, filing claims, working with mortgage servicers, and identifying and navigating sources of federal, state and local assistance. We also have a dedicated team at Fannie Mae focused on coordinating company-wide efforts to support communities affected by natural disasters as they recover. These activities are designed to assist renters and borrowers affected by disasters and also help reduce our losses, and we continue to evaluate their impact and seek new options and resources to deploy in response to disasters.
Climate Risk Governance
The Board’s Risk Policy and Capital Committee has primary oversight of climate-related risks to the company. The Board’s Community Responsibility and Sustainability Committee oversees development and implementation of the company’s climate risk strategy. The Audit Committee provides oversight of ESG-related reporting, which includes climate risk-related reporting. Several of our management-level committees have roles in climate risk oversight, escalation and decision-making. We have a Chief Climate Officer who leads a Climate Impact team.
Climate Risk Actions
We recognize that the increased frequency and intensity of major natural disasters poses risks for all stakeholders in the housing system, including borrowers, renters, lenders, investors, insurers and us. Our Climate Impact team is actively working to understand our exposures, identify best practices and strategies to mitigate the impacts such events can have on our guaranty book, sellers, servicers, and borrowers, and increase awareness on this issue. We continue to integrate climate considerations into our organization. Our approach to identifying, assessing, mitigating, and reporting on climate-related risks is informed by the recommendations of the Task Force on Climate-Related Financial Disclosures.
FHFA’s 2023 conservatorship scorecard also includes objectives relating to climate risks and climate risk management. For information on FHFA’s 2023 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the SEC on January 10, 2023.
We continue to focus on analyzing our physical and transition risks, while also reviewing the landscape of modeling approaches and data needs to improve predictive results. We continue to develop our climate scenario methodologies and assess the addition of third-party climate models.
In 2022, we continued to prioritize raising awareness on issues related to climate risk, including taking the following actions:
•Assisted select communities with climate analytics as a part of our Equitable Housing Finance Plan with the goal of trying to understand how climate information could be beneficial for potential future action.
•Launched a flood risk awareness campaign in select markets focused on educating homeowners both inside and outside FEMA-designated Special Flood Hazard Areas about the risks of flooding. We hope to increase homeowners’ understanding of flood risk and hazards, as well as educate them on the importance of taking flood risk mitigation measures.
•Worked on updates to the disclosure process and documents for our REO sales to increase transparency on and access to flood-related information. Under current residential real estate disclosure rules, which vary from state to state, potential homebuyers rarely receive information related to historical flooding and flood risk during the homebuying process. To help reduce this information gap, Fannie Mae requires property listing agents to disclose known flood events to prospective purchasers of our REO properties where a listing agent has knowledge or reports of prior flooding events.
•Initiated a new nationwide flood survey and aim to share our insights and analysis with external stakeholders in 2023.
We are also focused on external outreach to help solve climate-related challenges. For example, we are working with the National Institute of Building Sciences to develop a roadmap on mitigation investment to help prepare for and better respond to the effects of climate change.
As the risks associated with climate change become an increasing focus for our business, we are taking steps to integrate climate risk considerations into our Enterprise Risk Management framework. We are focused on developing and implementing a comprehensive, integrated approach to the identification, assessment, and management of climate-related risks and opportunities. In furtherance of this goal, during 2022 we:
•Incorporated climate-related considerations into aspects of our key business decision review process.
•Established annual cadence guidelines for climate-related discussions at relevant management-level risk committees.

Fannie Mae 2022 Form 10-K	140

MD&A | Risk Management | Climate and Natural Disaster Risk Management
•Continued to assess data gaps relating to our assessment of climate-related risk.
•Continued to review policies to identify changes to address climate-related risks.
Addressing climate and natural disaster risks will be critical to Fannie Mae’s overall housing mission. We are exploring the role we, along with FHFA and others, can play in helping to address some of these risks. For example, we are working with internal and external stakeholders to develop and support climate and natural disaster resiliency standards. Given that improving resiliency of properties will take time, we are also focused on examining insurance requirements to promote financial stability of households impacted by severe weather. One other consideration is the impact of resiliency or energy efficiency standards on affordability. A key challenge will be to appropriately balance improvements in climate resiliency and energy efficiency with affordability, particularly in historically underserved communities. Developing solutions to these challenges is complicated by the range and diversity of affected stakeholders, the possible need for legislative or regulatory action, industry insurance capacity, and the need to balance risk mitigation, affordability and sustainability.
See “Risk Factors—Credit Risk” for additional information on the risks we face from the occurrence of major natural or other disasters and the impact of climate change.
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
•mortgage sellers and servicers; and
•financial institutions that issue investments included in our other investments portfolio.
We also have counterparty exposure to: derivatives counterparties, custodial depository institutions; mortgage originators, investors and dealers; debt security dealers; central counterparty clearing institutions; and document custodians.
We routinely enter into a high volume of transactions with counterparties in the financial services industry resulting in a significant credit concentration with respect to this industry. We also may have multiple exposures to particular counterparties, as many of our institutional counterparties perform several types of services for us. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways. Our overall objective in managing institutional counterparty credit risk is to maintain individual and portfolio-level counterparty exposures within acceptable ranges based on our risk-based rating system. We seek to achieve this objective through the following:
•establishment and observance of counterparty eligibility standards appropriate to each exposure type and level;
•establishment of risk limits;
•requiring collateralization of exposures where appropriate; and
•exposure monitoring and management.
The expected shift in market conditions in 2023, including an expected lower volume of mortgage originations and an expected economic recession, could materially adversely affect the financial results and condition of some of our institutional counterparties, particularly non-depository mortgage sellers and servicers. See “Risk Factors—Credit Risk” for additional discussion of the risks to our business if one or more of our institutional counterparties fails to fulfill their contractual obligations to us.
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

Fannie Mae 2022 Form 10-K	141

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
Collateralization of Exposures
We may require collateral, letters of credit or investment agreements as a condition to approving exposure to a counterparty. Collateral requirements are determined after a comprehensive review of the credit quality and the level of risk exposure of each counterparty. We may require that a counterparty post collateral in the event of an adverse event such as a ratings downgrade. Collateral requirements are monitored and generally adjusted daily.
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
The master policies issued by our primary mortgage insurers govern their claim-paying obligations to us, including circumstances in which significant underwriting or servicing defects might permit the mortgage insurer to rescind coverage or deny a claim. Where a claim has not been properly paid as a result of lender non-compliance with their obligation to maintain coverage, the lender is required to make us whole for losses not covered by the insurer. In recent years, the risk of coverage rescission has been mitigated both by the quality control standards required by private mortgage insurer eligibility requirements (“PMIERs”), which have helped reduce the number of significant underwriting defects, and also by rescission relief principles we require in mortgage insurer master policies. Generally, the rescission relief principles align with our representation and warranty framework and require our primary mortgage insurers to waive their rescission rights after a mortgage has performed for at least 36 months or if they have completed a full review of the loan and found no significant defects. See below for a discussion of the PMIERs.
In describing our mortgage insurance coverage, “insurance in force” refers to the unpaid principal balance of single-family loans in our conventional guaranty book of business covered under the applicable mortgage insurance policies. Our total mortgage insurance in force was $744.3 billion, or 20% of our single-family conventional guaranty book of business, as of December 31, 2022, compared with $692.3 billion, or 20% of our single-family conventional guaranty book of business, as of December 31, 2021.
“Risk in force” refers to the maximum potential loss recovery under the applicable mortgage insurance policies in force and is generally based on the loan-level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy. As of December 31, 2022, our total mortgage insurance risk in force was $193.8 billion,

Fannie Mae 2022 Form 10-K	142

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
or 5% of our single-family conventional guaranty book of business, compared with $176.8 billion, or 5% of our single-family conventional guaranty book of business, as of December 31, 2021.
Our total mortgage insurance in force and risk in force excludes insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals.
The charts below display our mortgage insurer counterparties that provided 10% or more of the risk-in-force mortgage insurance coverage on the single-family loans in our conventional guaranty book of business.
Mortgage Insurer Concentration(1)

Arch Capital Group Ltd.	Radian Guaranty, Inc.	Mortgage Guaranty Insurance Corp.

Enact Mortgage Insurance Corp.(2)	Essent Guaranty, Inc.	National Mortgage Insurance Corp.

Others

(1)Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.
(2)Genworth Mortgage Insurance Corp. was renamed Enact Mortgage Insurance Corp. effective February 7, 2022.
As of December 31, 2022 and 2021, 1% of our total risk-in-force coverage was held with three mortgage insurers that are in run-off, and therefore are no longer approved to write new insurance with us.
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

Fannie Mae 2022 Form 10-K	143

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

•As of December 31, 2022, our CIRT counterparties had a maximum liability to us of $14.8 billion.
•As of December 31, 2022, $4.2 billion in liquid assets securing CIRT counterparties’ obligations were held in trust accounts.
•Our top five CIRT counterparties had a maximum liability to us of $7.4 billion as of December 31, 2022, compared with $5.4 billion as of December 31, 2021.
For information on our credit risk transfer transactions, see “Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” and “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with multifamily lenders, primarily through the DUS program, pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on multifamily loans was $103.9 billion as of December 31, 2022, compared with $97.6 billion as of December 31, 2021. As of December 31, 2022, 53% of our maximum potential loss recovery on multifamily loans was from five DUS lenders as compared with 52% as of December 31, 2021.
As noted above in “Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk,” our primary multifamily delivery channel is our DUS program, which is composed of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2022, approximately 32% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 33% as of December 31, 2021. Given the recourse nature of the DUS program, DUS lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.

Fannie Mae 2022 Form 10-K	144

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
We mitigate these risks in several ways, including by:
•establishing minimum standards and financial requirements for our servicers;
•monitoring financial and portfolio performance as compared with peers and internal benchmarks;
•for our largest mortgage servicers, conducting periodic financial reviews to confirm compliance with servicing guidelines and servicing performance expectations; and
•identifying a group of servicers as potential contingency sub-servicers to which we could transfer the servicing of some of the loans in our single-family guaranty book in the event one or more of our top mortgage servicers is not able or permitted to continue servicing our loans on our behalf.
We may take one or more of the following actions to mitigate our credit exposure to mortgage servicers that present a higher risk:
•require a guaranty of obligations by higher-rated entities;
•transfer exposure to third parties;
•require collateral;
•establish more stringent financial requirements;
•work with underperforming major servicers to improve operational processes; and
•suspend or terminate the selling and servicing relationship if deemed appropriate.
A large portion of our single-family guaranty book is serviced by non-depository servicers, particularly our delinquent single-family loans. Non-depository servicers also service a large portion of our multifamily guaranty book. Compared with depository financial institutions, these institutions pose additional risks to us because they generally do not have the same financial strength and liquidity as our mortgage servicer counterparties that are depository institutions. Unlike for depository servicers, much of the capital of non-depository servicers is represented by the value of mortgage servicing rights, which is subject to variability based on market conditions and therefore is an important factor in determining capital adequacy. Non-depository servicers also are generally not subject to the same level of regulatory oversight as our mortgage servicer counterparties that are depository institutions. We require non-depository servicers to meet minimum liquidity requirements to maintain eligibility with Fannie Mae. We actively monitor the financial condition and capital adequacy of non-depository servicers, including their compliance with our requirements.
In August 2022, FHFA announced updated minimum financial eligibility requirements for Fannie Mae and Freddie Mac single-family mortgage sellers and servicers. We use these financial eligibility requirements to monitor and manage our risk exposures to non-depository single-family sellers and servicers while largely relying on banking regulators’ prudential capital and liquidity standards as financial requirements for depository single-family sellers and servicers. Under the financial eligibility requirements, both depository and non-depository single-family sellers and servicers are subject to the same tangible net worth requirements. These new requirements will increase capital and liquidity requirements for our single-family non-depository sellers and servicers, including some requirements that apply only to large non-depository sellers and servicers. The majority of the new financial eligibility requirements are effective on September 30, 2023, with the remaining requirements going into effect on December 31, 2023 or March 31, 2024.

Fannie Mae 2022 Form 10-K	145

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
The charts below display the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers.
Single-Family Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

As of December 31, 2022, Wells Fargo Bank, N.A., together with its affiliates, serviced approximately 9% of our single-family conventional guaranty book of business, compared with 10% as of December 31, 2021. In January 2023, Wells Fargo Bank announced its plan to reduce the size of its servicing portfolio. We anticipate that this may increase the concentration of our single-family conventional guaranty book serviced by non-depository servicers. See “Risk Factors—Credit Risk” for more information about risks relating to non-depository servicers.
The charts below display the percentage of our multifamily guaranty book of business serviced by our top five depository multifamily mortgage servicers and top five non-depository multifamily mortgage servicers.
Multifamily Mortgage Servicer Concentration

Top 5 depository servicers	Top 5 non-depository servicers	Others

•As of December 31, 2022 and 2021, two of our multifamily mortgage servicers, together with their affiliates, serviced 10% or more of our multifamily guaranty book of business: Walker & Dunlop, LLC and Wells Fargo Bank, N.A.

Fannie Mae 2022 Form 10-K	146

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
Counterparty Credit Exposure Relating to our Other Investments Portfolio
The primary credit exposure associated with assets held in our other investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. If one of these counterparties fails to meet its obligations to us under the terms of the investments, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth. We believe the risk of default is low because our other investments portfolio primarily consists of cash and cash equivalents, reverse repurchase agreements with a central counterparty clearing institution or The Federal Reserve Bank of New York and U.S. Treasury securities.
As of December 31, 2022, our other investments portfolio totaled $116.0 billion and included $46.9 billion of U.S. Treasury securities. As of December 31, 2021, our other investments portfolio totaled $133.2 billion and included $83.6 billion of U.S. Treasury securities. We mitigate our risk by monitoring the credit risk position of our other investments portfolio. As of December 31, 2022, we held $11.0 billion in overnight unsecured deposits with five financial institutions, compared with $7.7 billion held with four financial institutions as of December 31, 2021. The short-term credit ratings for each of these financial institutions by S&P, Moody’s and Fitch were at least A-1 or the Moody’s or Fitch equivalent of A-1.
See “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio” for more information on our other investments portfolio. See “Risk Factors—Liquidity and Funding Risk” for a discussion of the potential adverse impact on the value of our other investments portfolio if the U.S. government were to default on its obligations or if the market anticipates such a default is likely.
Other Counterparties
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
Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange where they are accepted for clearing by a derivatives clearing organization as our cleared derivative transactions.
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
Our cleared derivative transactions are submitted to a derivatives clearing organization on our behalf through a clearing member of the organization. A contract accepted by a derivatives clearing organization is governed by the terms of the clearing organization’s rules and arrangements between us and the clearing member of the clearing organization. As a result, we are exposed to the institutional credit risk of both the derivatives clearing organization and the member who is acting on our behalf. As of December 31, 2022, approximately 82% of our derivatives transactions were cleared through a clearing organization, compared with 70% as of December 31, 2021.
See “Note 8, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2022 and 2021.
Counterparty Credit Risk Exposure Arising from the Resecuritization of Freddie Mac-Issued Securities
We have been resecuritizing Freddie Mac-issued securities since June 2019 when we began issuing UMBS, which has increased our credit risk exposure and operational risk exposure to Freddie Mac. Although we have an indemnification agreement with Freddie Mac, in the event Freddie Mac were to fail (for credit or operational reasons) to make a payment on Freddie Mac securities that we had resecuritized in a Fannie Mae-issued structured security, we would be responsible for making the entire payment on the Freddie Mac securities included in that structured security in order to make payments on any of our outstanding single-family Fannie Mae MBS to be paid on that payment date. Accordingly if Freddie Mac were to fail to meet its obligations under the terms of these securities, it could have a material adverse

Fannie Mae 2022 Form 10-K	147

MD&A | Risk Management | Institutional Counterparty Credit Risk Management
effect on our earnings and financial condition. We believe the risk of default by Freddie Mac is negligible because of the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury.
As of December 31, 2022, $234.0 billion in Freddie Mac securities were backing Fannie Mae-issued structured securities, compared with $212.3 billion as of December 31, 2021. See “Business—Mortgage Securitizations—Uniform Mortgage-Backed Securities, or UMBS” and “Risk Factors—GSE and Conservatorship Risk” for more information on risks associated with our issuance of UMBS.
Central Counterparty Clearing Institutions
Fannie Mae is a clearing member of two divisions of Fixed Income Clearing Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a result of these trades, we are required to post initial and variation margin payments as well as settle certain positions daily in cash. As a clearing member of FICC, we are exposed to the risk that the FICC or one or more of the CCP’s clearing members fails to perform its obligations as described below.
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
We are unable to develop an estimate of the maximum potential amount of future payments that we could be required to make to FICC under these arrangements as our exposure is dependent on the volume of trades FICC clearing members execute now and in the future, which varies daily. Although we are unable to develop an estimate of our maximum exposure, we expect that losses caused by any clearing member would be partially offset by the fair value of margin posted by the defaulting clearing member and any other available assets of the CCP for those purposes. We believe that the risk of a material loss is remote due to the FICC's margin and settlement requirements, guarantee funds and other resources that are available in the event of a default.
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

Fannie Mae 2022 Form 10-K	148

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
Market Risk Management, including Interest-Rate Risk Management
We are subject to market risk, which includes interest-rate risk and spread risk. These risks arise primarily from our mortgage asset investments. Interest-rate risk is the risk that movements in interest rates will adversely affect the value of our assets or liabilities or our future earnings or capital. Spread risk is the risk from changes in an instrument’s value that relate to factors other than changes in interest rates.
Interest-Rate Risk Management
Our goal is to manage market risk from our net portfolio to be neutral to movements in interest rates and volatility, subject to model constraints and prevailing market conditions. We define our net portfolio as: our retained mortgage portfolio assets; our other investments portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and other investments portfolio; mortgage commitments; and risk management derivatives.
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
Sources of Interest-Rate Risk Exposure
Our mortgage assets consist mainly of single-family and multifamily mortgage loans. For single-family loans, borrowers have the option to prepay at any time before the scheduled maturity date. This prepayment uncertainty results in a potential mismatch between the timing of receipt of cash flows related to our assets and the timing of payment of cash flows related to our liabilities. Changes in interest rates, as well as other factors, influence mortgage prepayment rates and duration and also affect the value of our mortgage assets. When interest rates decrease, prepayment rates on fixed-rate mortgages generally accelerate because borrowers usually can pay off their existing mortgages and refinance at lower rates. Accelerated prepayment rates have the effect of shortening the duration and average life of the fixed-rate

Fannie Mae 2022 Form 10-K	149

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management mortgage assets we hold in our net portfolio. In a declining interest-rate environment, existing mortgage assets held in our net portfolio tend to increase in value or price because these mortgages are likely to have higher interest rates than new mortgages, which are being originated at the then-current lower interest rates. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets and results in a decrease in value. Interest rates also affect the value of our non-mortgage assets, which are primarily fixed-rate securities. As interest rates decline, the value of our fixed-rate securities tend to increase with the opposite impact when rates rise.
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
We are also exposed to interest-rate risk in connection with the float income earned by MBS trusts on the short-term reinvestment of loan payments received from borrowers in highly liquid investments with short maturities, such as U.S. Treasury securities. This float income is paid to us as trust management income and recorded within “Net interest income” in our consolidated financial statements. Changes in interest rates impact the amount of float income generated by MBS trusts and our float reinvestment yields. Typically, interest-rate driven changes in the timing of income recognition related to cost basis amortization are partially offset by interest-rate driven changes in the amount of float income earned.
For additional discussion of how interest rates can affect our financial results, see “Key Market Economic Indicators—How Interest Rates Can Affect Our Financial Results.”
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
•Fair Value Hedge Accounting. We utilize fair value hedge accounting to align the timing of when we recognize the interest-rate driven fair value changes in hedged mortgage loans and funding debt with derivative hedging instruments to mitigate GAAP earnings exposure to interest-rate changes, including any short-term earnings volatility that might result from economic hedging.
We do not currently actively manage or hedge, on an economic basis, our spread risk, or the interest-rate risk arising from cost basis adjustments and float income associated with mortgage assets held by our consolidated MBS trusts. Our spread risk includes the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. See “Risk Factors—Market and Industry Risk” for a discussion of the risks to our business posed by changes in interest rates and changes in spreads. See “Earnings Exposure to Interest-Rate Risk” below for the impact of market risk on our earnings.
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

Fannie Mae 2022 Form 10-K	150

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management prepayment risk associated with fixed-rate mortgage assets because the duration of callable debt changes when interest rates change in a manner similar to changes in the duration of mortgage assets. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for additional information on our debt activity.
Derivative Instruments
Derivative instruments also are an integral part of our strategy in managing interest-rate risk. See “Note 8, Derivative Instruments” for a description of the derivatives we use for interest-rate risk management purposes and the factors we consider in deciding whether to use derivatives.
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
Measurement of Interest-Rate Risk
Below we present two quantitative metrics that provide estimates of our interest-rate risk exposure: (1) fair value sensitivity of our net portfolio to changes in interest-rate levels and slope of yield curve; and (2) duration gap. The metrics presented are calculated using internal models that require standard assumptions regarding interest rates and future prepayments of principal over the remaining life of our securities. These assumptions are derived based on the characteristics of the underlying structure of the securities and historical prepayment rates experienced at specified interest-rate levels, taking into account current market conditions, the current mortgage rates of our existing outstanding loans, loan age and other factors. On a regular basis, management makes judgments about the appropriateness of the risk assessments and will make adjustments as necessary to properly assess our interest-rate exposure and manage our interest-rate risk. The methodologies used to calculate risk estimates are periodically changed on a prospective basis to reflect improvements in the underlying estimation process.
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

Fannie Mae 2022 Form 10-K	151

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
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
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended December 31, 2022 and 2021.
The sensitivity measures displayed in the table below, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures discussed above. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below:
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

Fannie Mae 2022 Form 10-K	152

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of December 31,(1)(2)
	2022	2021
	(Dollars in millions)
Rate level shock:
-100 basis points	$(10)	$(184)
-50 basis points	5	(69)
+50 basis points	(14)	54
+100 basis points	(35)	75
Rate slope shock:
-25 basis points (flattening)	(8)	(8)
+25 basis points (steepening)	10	8

	For the Three Months Ended December 31,(1)(3)
	2022			2021
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	—	$(5)	$(16)	(0.05)	$(5)	$(77)
Minimum	(0.04)	(10)	(36)	(0.09)	(10)	(110)
Maximum	0.04	—	(3)	0.00	1	(25)
Standard deviation	0.02	2	8	0.02	3	17
(1)Computed based on changes in U.S. LIBOR interest-rates swap curve.
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
We use derivatives to help manage the residual interest-rate risk exposure between the assets and liabilities in our net portfolio. Derivatives have enabled us to keep our economic interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock. For additional information on our derivative positions, see “Note 8, Derivative Instruments.”

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of December 31,(1)
	2022	2021
	(Dollars in millions)
Before derivatives	$(177)	$(539)
After derivatives	(14)	(69)
Effect of derivatives	163	470

Fannie Mae 2022 Form 10-K	153

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
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
In January 2021, we began applying fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates, including LIBOR and SOFR. Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in the benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is dependent upon the volume and type of interest-rate swaps available, which is driven by our interest-rate risk management strategy discussed above. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships daily to provide flexibility in our overall risk management strategy.
See “Note 1, Summary of Significant Accounting Policies” and “Note 8, Derivative Instruments” for additional information on our fair value hedge accounting policy and related disclosures.
Liquidity and Funding Risk Management
See “Liquidity and Capital Management” for a discussion of how we manage liquidity and funding risk.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Our corporate operational risk framework aligns with our Enterprise Risk policy and has evolved based on the changing needs of our business and FHFA regulatory guidance. The Operational Risk Management group is responsible for overseeing and monitoring compliance with our operational risk program’s requirements. The Operational Risk Management group reports to the Chief Risk Officer and works in conjunction with other second line of defense teams, such as Compliance and Ethics, to oversee and aggregate the full range of operational risks, including fraud, resiliency, business interruptions, processing errors, damage to physical assets, workplace safety and employment practices. To quantify our operational risk exposure, we rely on the Basel Standardized Approach, which is based on a percentage of gross income. In addition, where appropriate, we purchase insurance policies to mitigate the impact of operational losses.
See “Risk Factors—Operational Risk” for more information regarding our operational risk and “Risk Management” for more information regarding our governance of operational risk management.
Cybersecurity Risk Management
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including proprietary, confidential or personal information that is subject to privacy laws, regulations or contractual obligations. Information security risks for large institutions like us have significantly increased in recent years and from time to time we have been, and expect to continue to be, the target of attempted cyber attacks and other information security threats. These risks are an unavoidable result of being in business, and managing these risks is part of our business activities.
We have developed and continue to enhance our cybersecurity risk management program to protect the security of our computer systems, software, networks and other technology assets against unauthorized attempts to access confidential information or to disrupt or degrade business operations. Our cybersecurity risk management program aligns to the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity, and has evolved based on the changing needs of our business, the evolving threat environment and FHFA regulatory guidance. Our cybersecurity risk management program extends to oversight of third parties that could be a source of cybersecurity risk, including lenders that use our systems and third-party service providers. We examine the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing,

Fannie Mae 2022 Form 10-K	154

MD&A | Risk Management | Operational Risk Management
incident response exercises, maturity assessments and industry benchmarking. We continue to strengthen our partnerships with the appropriate government and law enforcement agencies and with other businesses and cybersecurity services in order to understand the full spectrum of cybersecurity risks in the environment, enhance our defenses and improve our resiliency against cybersecurity threats. We also maintain insurance coverage relating to cybersecurity risks. To date, we have not experienced any material losses relating to cyber attacks. However, large-scale cyber attacks in recent years suggest that the risk of damaging cyber attacks is increasing. As a result, we continue to invest in our cybersecurity infrastructure. For a discussion of our Board of Directors’ role in overseeing the company’s cybersecurity risk management, see “Directors, Executive Officers and Corporate Governance—Corporate Governance—Risk Management Oversight—Board’s Role in Cybersecurity Risk Oversight.”
Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex and are often not recognized until launched. We have discussed and worked with lenders, servicers, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our lenders, servicers, vendors, service providers, counterparties and other third parties, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. See “Risk Factors—Operational Risk” for additional discussion of cybersecurity risks to our business.
Model Risk Management
Model risk is the potential for adverse consequences from decisions based on incorrect, misused or misinterpreted model outputs. The use of models requires numerous assumptions and there are inherent limitations in any methodology used to estimate macroeconomic factors such as home prices, unemployment and interest rates, and their impact on borrower behavior. When market conditions change rapidly and dramatically, the assumptions used by models may no longer accurately capture or reflect the changing conditions. Given the challenges of predicting future behavior, management judgment is used throughout the modeling process, from model design decisions regarding core underlying assumptions, to interpreting and applying final model output.
We manage model risk through a model risk management framework that establishes the roles and responsibilities for managing model risk through the model life cycle, as well as related governance requirements. Under our model risk management framework, model owners and users have responsibility for monitoring whether models are performing accurately and complying with the framework’s control requirements. We have an independent model risk management team within our Enterprise Risk Management division that is responsible for establishing and maintaining the model risk management framework, as well as providing independent review and approval of models prior to use. We also have a management-level Model Risk Oversight Committee that oversees risk management activities related to model risk. In addition to internally-developed models, we also use select third-party models.
While we employ strategies to manage and govern the risks associated with our use of models, they have not always been fully effective. Errors have been discovered in some of the models we use, as well as deficiencies in our current processes for managing model risk. We are currently working on a number of remediation activities relating to our models, including improving our processes for model governance, development, implementation and testing.
See “Risk Factors—Operational Risk” for a discussion of the risks associated with the use of models, including our use of third-party models and third-party data providers.
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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting estimates with the Audit Committee of our Board of Directors. See “Risk Factors—General Risk” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified one of our accounting estimates, allowance for loan losses, as critical because it involves significant judgments and assumptions about highly complex

Fannie Mae 2022 Form 10-K	155

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
The allowance for loan losses involves substantial judgment on a number of matters including the development and weighting of macroeconomic forecasts, the reversion period applied, the assessment of similar risk characteristics, which determines the historic loss experience used to derive probability of loan default, the valuation of collateral, and the determination of a loan’s remaining expected life. Our most significant judgments involved in estimating our allowance for loan losses relate to the macroeconomic data used to develop reasonable and supportable forecasts for key economic drivers, which are subject to significant inherent uncertainty. Most notably, for single-family, the model uses forecasted single-family home prices as well as a range of possible future interest rate environments, which drive prepayment speeds and impact the measurement of the economic concession provided on loans modified in a restructuring which are accounted for as a TDR. For multifamily, the model uses forecasted rental income and property valuations over the remaining life of each mortgage loan. In developing a reasonable and supportable forecast, the model simulates multiple paths of interest rates, rental income and property values based on current market conditions.
Pursuant to our adoption of ASU 2022-02 effective January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as TDRs that occur on or after January 1, 2022, are accounted for under the newly adopted ASU and result in the elimination of any prior economic concession recorded in the allowance related to such loans, which results in a benefit for loan losses. Although increases in interest rates were a meaningful driver of our provision for credit losses in 2022, we expect the decrease in the balance of loans that were previously designated as TDRs will reduce the sensitivity of our single-family benefit (provision) for credit losses to interest rate volatility over time. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” for more information about our adoption of ASU 2022-02.
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
Qualitative Component
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
Macroeconomic Variables and Sensitivities
Our benefit or provision for credit losses can vary substantially from period to period based on forecasted macroeconomic drivers; primarily home prices and interest rates related to our single-family book of business, which for the purposes of macroeconomic model inputs, we have determined are the most significant judgments used in our estimation of credit losses. We develop regional forecasts for single-family home prices using a multi-path simulation that captures home price projections over a five-year period, which is the period for which we can develop reasonable and supportable forecasts. After the five-year period, the home price forecast reverts to a historical long-term growth rate. Additionally, our model projects the range of possible interest rate scenarios over the life of the loan. This process captures multiple possible outcomes of what could be more or less favorable economic environments for the borrower, and therefore will increase or decrease the likelihood of default or prepayment depending on the environment in each path of the simulation.

Fannie Mae 2022 Form 10-K	156

MD&A | Critical Accounting Estimates
The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for each quarter during the years ended December 31, 2021 and 2022, and how those forecasts have changed between periods of estimate. Below we present the two succeeding periods used in our estimate of expected credit losses. The forecasts consider periods beyond those presented below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	8.4%	(4.2)%	(2.3)%
Third Quarter 2022	9.0	(1.5)	(1.4)
Second Quarter 2022	16.0	4.4	0.5
First Quarter 2022	10.8	3.2	1.3

	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	18.8%	8.2%	2.9%
Third Quarter 2021	18.4	7.9	2.4
Second Quarter 2021	14.8	5.4	2.5
First Quarter 2021	8.8	2.5	1.7

Forecasted 30-year interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	6.5%	6.5%	6.0%
Third Quarter 2022	6.8	6.7	6.2
Second Quarter 2022	5.7	5.4	5.2
First Quarter 2022	4.7	4.8	4.7

	Through the end of December 31,	For the Full Year ending December 31,
	2021	2022	2023
Fourth Quarter 2021	3.2%	3.5%	3.7%
Third Quarter 2021	3.1	3.4	3.7
Second Quarter 2021	3.1	3.4	3.6
First Quarter 2021	3.1	3.3	3.6
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
(2)     These estimates are based on our national home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable growth. We periodically update our home price growth estimates and forecasts as new data become available. As a result, the forecast data in this table may also differ from the forecasted home price growth (decline) rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the quantitative forecast data we used in our model to estimate credit losses for the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are approved as part of our established governance process, to ensure the reasonableness of the inputs used to calculate estimated credit losses. The forecast data excludes the impact of any qualitative adjustments.

Fannie Mae 2022 Form 10-K	157

MD&A | Critical Accounting Estimates
(3)    Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Forecasts through the years ended December 31, 2022 and 2021, represent the average forecasted rate from the quarter-end through the calendar year end of December 31st. The fourth quarter of 2022 and 2021 interest rates represent the 30-year interest rate as of December 31, 2022 and December 31, 2021, respectively. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date.
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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home prices, assuming a positive one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of December 31, 2022 would decrease by approximately 4%. Conversely, assuming a negative one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 4%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of December 31, 2022 would increase by approximately 1%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 2%.
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
See “Key Market Economic Indicators” for additional information about how home prices can affect our credit loss estimates, including a discussion of home price growth/decline rates and our home price forecast. Also see “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for information on how our home price forecast impacted our single-family benefit (provision) for credit losses.
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
“Back-end credit enhancements” refers to credit enhancements that we obtain after acquiring a loan.

Fannie Mae 2022 Form 10-K	158

MD&A | Glossary of Terms Used in This Report
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
“Credit Insurance Risk Transfer” or “CIRT” refers to insurance transactions whereby we obtain actual loss coverage on pools of loans either directly from an insurance provider that retains the risk, or from an insurance provider that simultaneously cedes all of its risk to one or more reinsurers.
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
“FHFA” refers to the Federal Housing Finance Agency. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks. FHFA is our safety and soundness regulator and our mission regulator. FHFA also has been acting as our conservator since September 6, 2008. For more information on FHFA’s authority as our conservator and as our regulator, see “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation—GSE-Focused Matters.”
“Front-end credit enhancements” refers to credit enhancements that we obtain at the time we acquire a loan.
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

Fannie Mae 2022 Form 10-K	159

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
“Structured Fannie Mae MBS” refers to Fannie Mae securitizations that are resecuritizations of UMBS or previously-issued structured securities. Our structured securities can be commingled—that is, they can include both Fannie Mae securities and Freddie Mac securities as the underlying collateral for the security.
“TCCA fees” refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and as extended by the Infrastructure Investment and Jobs Act, which we remit to Treasury on a quarterly basis.
“TDR” or “troubled debt restructuring” refers to a modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties. Effective January 1, 2022, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2022.

Fannie Mae 2022 Form 10-K	160

MD&A | Glossary of Terms Used in This Report
“Uniform Mortgage-Backed Securities” or “UMBS” refers to the securities each of Fannie Mae and Freddie Mac issues and guarantees that are directly backed by mortgage loans it has acquired as described in “Business—Mortgage Securitizations—Uniform Mortgage-Backed Securities, or UMBS.”
“Write-off” refers to loan amounts written off as uncollectible bad debts. These loan amounts are removed from our consolidated balance sheet and charged against our loss reserves when the balance is deemed uncollectible, which is generally at foreclosure or other liquidation events (such as a deed-in-lieu of foreclosure or a short-sale). Also includes write-offs related to the redesignation of loans from held for investment to held for sale.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of December 31, 2022, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2022 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2022 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2022 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting

Fannie Mae 2022 Form 10-K	161

Controls and Procedures
—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s assessment of our internal control over financial reporting as of December 31, 2022 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022. This report is included below under the heading “Report of Independent Registered Public Accounting Firm.”
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
Management has determined that we continued to have the following material weakness as of December 31, 2022 and as of the date of filing this report:
•    Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 6, 2008. Under the GSE Act, FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness and mission. Because of the nature of the conservatorship under the GSE Act, which places us under the “control” of FHFA (as that term is defined by securities laws), some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, operate and test effective disclosure controls and procedures. As both our regulator and our conservator under the GSE Act, FHFA is limited in its ability to design

Fannie Mae 2022 Form 10-K	162

Controls and Procedures
and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2022 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•    FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2022 Form 10-K, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the 2022 Form 10-K, and it was not aware of any material misstatements or omissions in the 2022 Form 10-K and had no objection to our filing the 2022 Form 10-K.
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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2022 have been prepared in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from October 1, 2022 through December 31, 2022 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes and updating existing systems.

Fannie Mae 2022 Form 10-K	163

Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.
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

Fannie Mae 2022 Form 10-K	164

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
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 14, 2023

Fannie Mae 2022 Form 10-K	165

Other Information
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors

Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Priscilla Almodovar

Age 55 Chief Executive Officer Director since December 2022 Board committees: • None
Ms. Almodovar has been Chief Executive Officer of Fannie Mae since December 2022. She previously served as President and Chief Executive Officer of Enterprise Community Partners, Inc. (“Enterprise”), which invests in communities nationwide to address affordable housing challenges and expand access to investment capital, from September 2019 to November 2022. Ms. Almodovar previously was a Managing Director at JPMorgan Chase, Inc. from January 2010 to September 2019, where she led national real estate businesses that focused on commercial real estate and on community development. Prior to joining JPMorgan Chase, from January 2007 to December 2009, Ms. Almodovar was the President and Chief Executive Officer of New York state’s housing finance and mortgage agencies. In 2015, Ms. Almodovar also served as the co-chair of the New York State Health Innovation Council, an advisory body of the New York State Department of Health. Ms. Almodovar began her career at the global law firm, White & Case LLP, where as an equity partner she specialized in international project finance and capital markets. Ms. Almodovar has served on the Board of Directors of Realty Income, Inc., a real estate investment trust, since November 2021, where she serves on the Board’s Audit Committee. She previously served on the Board of Directors and Audit Committee of VEREIT, Inc., which was acquired by Realty Income, Inc., from February to November 2021.

Amy E. Alving

Age 60 Independent director since October 2013 Board committees: • Nominating and Corporate Governance (Vice Chair) • Risk Policy and Capital (Chair)
Dr. Alving served as Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), now known as Leidos Holdings, Inc., a scientific, engineering and technology applications company, from 2007 to 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota.

Fannie Mae 2022 Form 10-K	166

Directors, Executive Officers and Corporate Governance | Directors
Dr. Alving is currently a member of the Board of Directors of DXC Technology Company and is a member of the Board of Directors of Howmet Aerospace Inc. (formerly Arconic Inc.), where she serves as Chair of the Governance and Nominating Committee. Dr. Alving also serves as a member of the Department of the Air Force Scientific Advisory Board, a body that advises the Secretary of the Air Force and other Air Force senior leaders on scientific and technical matters. Dr. Alving previously served on the Board of Directors of Arconic Inc. from November 2016 to May 2017 and rejoined its Board of Directors in May 2018. From 2010 to 2015, Dr. Alving was a member of the Board of Directors of Pall Corporation, where she served as a member of the Audit Committee and the Nominating/Governance Committee. In addition, she is a Trustee of Princeton University.

Christopher J. Brummer

Age 47 Independent director since February 2021 Board committees: • Community Responsibility and Sustainability (Vice Chair) • Risk Policy and Capital
Mr. Brummer is the Faculty Director of the Institute of International Economic Law and Agnes N. Williams Research Professor of Law at the Georgetown University Law Center, where he began teaching in 2009. Prior to that time, he served as an assistant professor of law at Vanderbilt Law School from 2006 to 2009 and as an academic fellow at the Securities and Exchange Commission’s Office of International Affairs from 2008 to 2009. Prior to his position at Vanderbilt, Mr. Brummer was an attorney in private practice in New York and London from 2004 to 2006. Mr. Brummer is the founder of DC Fintech Week, a public policy conference on finance and technology, a co-founder of the Fintech Beat podcast and newsletter for CQ Roll Call, and the author of a number of publications. He is currently a nonresident senior fellow for the Atlantic Council’s GeoEconomics Center, a member of the Commodity Futures Trading Commission’s Subcommittee on Virtual Currencies, an advisory council member for the Alliance for Innovative Regulation and an advisory group member for the Digital Dollar Project. Mr. Brummer serves as an advisor to the investment fund Paradigm Operations LP and as an advisor to Paypal. He is also a member of the Board of Directors of Open to the Public Investing, Inc. and K2 Integrity. Mr. Brummer served as a member of the Biden-Harris Presidential Transition Team from October 2020 to January 2021, a member of the Financial Innovation Standing Committee of the European Securities and Markets Authority (“ESMA”) Consultative Working Group from February 2019 to December 2020, a member of Nasdaq delisting panels from 2010 to 2016, a senior fellow for the Milken Institute’s Center for Financial Markets from 2011 to 2017, and a member of FINRA’s National Adjudicatory Council from 2013 to 2015.

Renée Lewis Glover

Age 73 Independent director since January 2016 Board committees: • Audit • Community Responsibility and Sustainability • Nominating and Corporate Governance (Chair)
Ms. Glover is the Founder and Managing Member of The Catalyst Group, LLC, a national consulting firm focused on urban revitalization, real estate development and community building, urban policy, and business transformation. Ms. Glover is currently a member of the Board of Directors of Tricon Residential Inc., where she serves on the Audit Committee. Ms. Glover was a member of the Board of Trustees of Enterprise Community Partners, Inc., where she served on the Executive Committee and as Chair of the Compensation and Human Resources Committee, until December 2022. Ms. Glover served on the Board of Directors of Habitat for Humanity International from 2006 to 2015, including serving as Chair of the Board of Directors from 2013 to 2015. Committees on which she served during her time as a member of the Board of Directors of Habitat for Humanity International included the Audit Committee, Finance Committee, Operations Committee and Executive Committee. Ms. Glover served as a member of the Board of Directors of the Federal Reserve Bank of Atlanta from 2009 to 2014, where she served on the Audit and Operational Risk Committee. She also served as a Commissioner of the Bipartisan Policy Center Housing Commission from 2011 to 2014. The Commission was responsible for developing a set of bipartisan recommendations concerning federal housing

Fannie Mae 2022 Form 10-K	167

Directors, Executive Officers and Corporate Governance | Directors
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

Michael J. Heid

Age 65 Independent director since May 2016 Board Chair since May 2022 Board committees: • None
Mr. Heid served as Executive Vice President (Home Lending) of Wells Fargo & Company from 1997 to his retirement in January 2016. He served in a number of positions at Wells Fargo Home Mortgage, the mortgage banking division of Wells Fargo, including as president from 2011 to 2015, as co-president from 2004 to 2011, and earlier as chief financial officer and head of Loan Servicing. Mr. Heid was employed by Wells Fargo or its predecessors since 1988. Mr. Heid is currently a member of the Board of Directors of Roosevelt Management Company LLC, where he also serves as Chair of the Risk Committee and a member of the Strategy Committee. Mr. Heid is also on the Advisory Board for Home Partners of America and Promontory Mortgage Path.

Robert H. Herz

Age 69 Independent director since June 2011 Board committees: • Audit (Chair) • Compensation and Human Capital • Nominating and Corporate Governance
Mr. Herz serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He previously served as a senior advisor to and as a member of the Advisory Board of Workiva Inc. (formerly WebFilings LLC), a provider of financial reporting software, from 2011 to 2014. From 2002 to 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from 2001 to 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee and as a member of the Governance and Sustainability Committee. Mr. Herz is also a current member of the Board of Directors of Workiva Inc., where he serves as a member of the Audit Committee and Nominating and Governance Committee, and a member of the Board of Directors of Paxos National Trust Company. He also serves on the Board of Directors of the International Foundation for Valuing Impacts and on the Advisory Boards of the following entities: AccountAbility; the Continuous Auditing and Reporting Lab at Rutgers Business School; Lukka, Inc.; and RS Metrics. Mr. Herz also serves as a member of the G7 Impact Taskforce’s Working Group on Impact Transparency, Integrity, and Reporting and as an executive in residence at the Columbia Business School.

Fannie Mae 2022 Form 10-K	168

Directors, Executive Officers and Corporate Governance | Directors

Simon Johnson

Age 60 Independent director since February 2021 Board committees: • Audit (Vice Chair) • Community Responsibility and Sustainability
Mr. Johnson has served as a professor at the Massachusetts Institute of Technology (“MIT”) Sloan School of Management since 1997. He is currently the Ronald A. Kurtz Professor of Entrepreneurship and head of the Global Economics and Management Group at the MIT Sloan School of Management. Mr. Johnson is also currently a research associate for the National Bureau of Economic Research, a private nonpartisan organization that facilitates cutting-edge investigation and analysis of major economic issues. Mr. Johnson was a member of the Center for a New Economy’s Growth Commission on Puerto Rico from January 2017 to June 2019, a member of the Financial Research Advisory Committee of the U.S. Department of the Treasury’s Office of Financial Research from 2014 to December 2016, where he chaired the Global Vulnerabilities Working Group, a member of the Federal Deposit Insurance Corporation’s Systemic Resolution Advisory Committee from 2011 to December 2016, a member of the Congressional Budget Office’s Panel of Economic Advisers from 2009 to 2015, a senior follow at the Peterson Institute for International Economics from 2008 to November 2019, and Chief Economist at the International Monetary Fund from 2007 to 2008. He is currently co-chair of the CFA Institute Systemic Risk Council, a public interest group that monitors progress on the implementation of financial reforms, an advisory board member for the Institute for New Economic Thinking, and an advisory board member for Intelligence Squared. Mr. Johnson is the co-founder of Baselinescenario.com and the author of numerous publications.

Karin J. Kimbrough

Age 54 Independent director since March 2019 Board committees: • Community Responsibility and Sustainability (Chair) • Compensation and Human Capital (Vice Chair)
Ms. Kimbrough has served as Chief Economist for LinkedIn Corporation since January 2020. Ms. Kimbrough previously served as Assistant Treasurer for Google from October 2017 to December 2019. Prior to that time, Ms. Kimbrough served as a Managing Director and Head of Macroeconomic Policy at Bank of America Merrill Lynch from 2014 to October 2017. Ms. Kimbrough worked at the Federal Reserve Bank of New York from 2005 to 2014, serving as Vice President and a director for the Financial Stability Monitoring Function in the Markets Group from 2010 to 2014 and as a manager for Analytical Development from 2005 to 2010. Ms. Kimbrough previously worked as an economist and strategist at Morgan Stanley from 2000 to 2005. Ms. Kimbrough currently serves as a member of the Board of Directors of Bread Financial Holdings, Inc., where she serves as a member of the Compensation and Risk Committees. She also serves as an economic advisor to 3x5 Partners Funds III, LP.

Diane C. Nordin

Age 64 Independent director since November 2013; Board Vice Chair since April 2019 Board committees: • Audit • Compensation and Human Capital (Chair) • Risk Policy and Capital
Ms. Nordin served as a partner of Wellington Management Company, LLP, a private asset management company, from 1995 to 2011, and originally joined Wellington in 1991. She served in many global leadership roles at Wellington, most

Fannie Mae 2022 Form 10-K	169

Directors, Executive Officers and Corporate Governance | Directors
notably as head of Fixed Income, Vice Chair of the Compensation Committee and Audit Chair of the Wellington Management Trust Company. Ms. Nordin spent over three decades in the investment business, having previously been employed by Fidelity Investments and Putnam Investments. Ms. Nordin is a Chartered Financial Analyst. Following her retirement from the asset management industry, Ms. Nordin served as an Advanced Leadership Initiative Fellow at Harvard University from 2011 to 2012. Ms. Nordin currently serves as a member of the Board of Directors of Principal Financial Group, where she serves as Chair of the Audit Committee and as a member of the Finance Committee. She also serves as a member of the Board of Directors of Antares Midco, Inc., where she serves as Chair of the Compensation Committee. Ms. Nordin also serves as a trustee of the Financial Accounting Foundation. Previously, she served as Chair of the Board of Governors of the CFA Institute, where she also served as Chair of the Governance Committee.

Manuel “Manolo” Sánchez Rodríguez

Age 57 Independent director since September 2018 Board committees: • Compensation and Human Capital • Nominating and Corporate Governance • Risk Policy and Capital (Vice Chair)
Mr. Sánchez was the President and Chief Executive Officer of Compass Bank, Inc. (“Compass Bank”), a U.S. subsidiary of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), from 2008 to January 2017. Mr. Sánchez also served as a member of BBVA’s worldwide Executive Committee and was BBVA’s Country Manager for U.S. operations from 2010 to January 2017. In addition, Mr. Sánchez became Chairman of the Board of Directors of Compass Bank and its holding company, BBVA Compass Bancshares, Inc., in 2010 and served in these roles until November 2017. Mr. Sánchez joined BBVA in 1990 and served in a number of other roles at BBVA prior to becoming President and Chief Executive Officer of Compass Bank in 2008. Mr. Sánchez currently serves as a member of the Board of Directors of Stewart Information Services Corporation, where he serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Sánchez also serves as a member of the Board of Directors of Elevate Credit, Inc., where he serves as a member of the Audit Committee and the Risk Committee. From July 2019 to July 2021, Mr. Sánchez served on the Board of Directors of BanCoppel S.A. Institución de Banca Múltiple in Mexico City. From November 2018 to October 2020, Mr. Sánchez served as a member of the Board of Directors of On Deck Capital, Inc., where he was a member of the Audit Committee and the Compensation Committee. Mr. Sánchez is Founder of Adelante Ventures LLC and serves as a Board member or advisor to several fintech companies, including Topl and Spring Labs. He is an Adjunct Professor at Rice University’s Jones Graduate School of Business, where he teaches disruption in financial services with a focus on crypto currencies and blockchain. Mr. Sánchez also currently serves as a trustee or member of the Board of Directors of a number of civic, cultural and educational institutions, including the KIPP Texas Public Schools, the Center for Houston’s Future and Texas Children’s Hospital.
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

Fannie Mae 2022 Form 10-K	170

Directors, Executive Officers and Corporate Governance | Corporate Governance
FHFA’s instructions require that we obtain the conservator’s decision before taking action on matters that require the consent of or consultation with Treasury under the senior preferred stock purchase agreement. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” and “Note 11, Equity” for matters that require the approval of Treasury under the senior preferred stock purchase agreement.
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
•    transfers of mortgage servicing rights that meet minimum size thresholds and would increase the transferee’s servicing of Fannie Mae seriously delinquent loans by more than a specified threshold; and
•    changes in employee compensation that could significantly impact our employees, including special incentive plans, merit increase pool funding, and retention awards for executives.

FHFA’s instructions also require us to provide timely notice to FHFA of: activities that represent a significant change in current business practices, operations, policies or strategies not otherwise addressed in the instructions; exceptions and waivers to aligned requirements, policies, frameworks, standards or products if not otherwise submitted to FHFA for decision as required above; and accounting error corrections to previously-issued financial statements that are not de minimis. FHFA will then determine whether any such items require its decision as conservator. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements.”
Composition of Board of Directors
FHFA has directed that our Board of Directors should have a minimum of nine and not more than thirteen directors. There is a non-executive Chair of the Board, and our Chief Executive Officer is the only corporate officer serving as a director. Our Corporate Governance Guidelines, in accordance with FHFA corporate governance regulations, require a majority of Fannie Mae’s directors to be independent. The Board currently has ten members, nine of whom are independent. See “Certain Relationships and Related Transactions, and Director Independence—Director Independence” for a description of our director independence requirements and a discussion of the Board’s review of the independence of all current Board members.

Fannie Mae 2022 Form 10-K	171

Directors, Executive Officers and Corporate Governance | Corporate Governance
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
Under the Charter Act, each director is elected for a term ending on the date of our next annual shareholders’ meeting. Fannie Mae’s bylaws provide that each director holds office for the term for which he or she was elected or appointed and until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office in accordance with applicable law or regulation, whichever occurs first. As noted above, however, the conservator appointed an initial group of directors to our Board following our entry into conservatorship, provided the Board with the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. Our Corporate Governance Guidelines were amended in 2021 to provide that, absent death, resignation or retirement, each director first appointed in 2021 or thereafter will serve until the earliest of: (1) the third anniversary of the effective date of such director’s appointment while the company is in conservatorship; (2) the date on which the director is removed by the conservator while the company is in conservatorship; or (3) the date on which the director’s successor is elected at an annual meeting of shareholders. This three-year term applicable while the company is in conservatorship applies to two of the company’s current directors—Christopher Brummer and Simon Johnson; all other directors were appointed prior to 2021. In addition, absent a waiver from FHFA, FHFA corporate governance regulations limit service on our Board to ten years or age 72, whichever comes first. In 2021, FHFA approved a waiver of the ten-year Board term limit applicable to Mr. Herz, allowing him to serve on the Board through June 30, 2024, as well as a waiver of the Board age limit applicable to Ms. Glover, allowing her to serve on the Board through November 12, 2025. In 2022, FHFA approved waivers of the ten-year Board term limit applicable to Ms. Alving, allowing her to serve on the board through October 2026, and to Ms. Nordin, allowing her to serve on the board through November 2026.
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

Fannie Mae 2022 Form 10-K	172

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

Board Diversity

Black/African American
Women		40’s	< 2 Years

Men	White	50’s	2-4 Years

	Hispanic/Latino	60’s	5+ Years

70’s

Fannie Mae 2022 Form 10-K	173

Directors, Executive Officers and Corporate Governance | Corporate Governance
The Nominating and Corporate Governance Committee evaluates the qualifications and performance of current directors on an annual basis, taking into consideration factors related to a Board member’s contribution to the effective functioning of the Board. In its assessment of current directors and evaluation of potential candidates for director, the Nominating and Corporate Governance Committee considers these factors, as well as each individual’s particular experience, qualifications, attributes and skills in the areas identified in our Corporate Governance Guidelines. In concluding our current directors should serve as directors, the Nominating and Corporate Governance Committee took into account their knowledge in these areas as indicated in the table below, which they gained from their experience described in “Directors.”

Director Experience, Qualifications, Attributes and Skills

Almodovar	Alving	Brummer	Glover	Heid	Herz	Johnson	Kimbrough	Nordin	Sánchez
Business	•	•	•	•	•	•	•	•	•	•
Finance	•	•	•	•	•	•	•	•	•	•
Capital Markets	•		•		•	•	•	•	•	•
Accounting	•			•	•	•	•	•	•	•
Risk Management	•	•	•	•	•	•	•	•	•	•
Public Policy	•	•	•	•	•		•	•		
Mortgage Lending	•		•		•	•			•	•
Real Estate	•			•	•					
Low-Income Housing	•			•			•			
Home Building				•						
Regulation of Financial Institutions	•		•	•	•	•	•	•	•	•
Technology		•	•				•	•		•
ESG	•	•	•	•	•	•	•	•

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

Fannie Mae 2022 Form 10-K	174

Directors, Executive Officers and Corporate Governance | Corporate Governance
Our Board has five standing committees: the Audit Committee, the Community Responsibility and Sustainability Committee, the Compensation and Human Capital Committee, the Nominating and Corporate Governance Committee, and the Risk Policy and Capital Committee. Pursuant to FHFA direction, with such exceptions as the conservator may direct, the Board and the standing Board committees function in accordance with:
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

Fannie Mae 2022 Form 10-K	175

Directors, Executive Officers and Corporate Governance | Corporate Governance
more information on the role of our Board and management in risk oversight, see “MD&A—Risk Management—Risk Management Governance.”
Board’s Role in Cybersecurity Risk Oversight
Cybersecurity risk is overseen by the Board and the Risk Policy and Capital Committee. The Board has also delegated oversight authority for specified cybersecurity risk matters to certain management-level committees. The Board and the Risk Policy and Capital Committee engaged in discussions throughout the year with management on cybersecurity risk matters and received periodic reports from the company’s chief information security officer and other officers, including updates on our cybersecurity program, the external threat environment, and the steps the company is taking to address and mitigate the risks associated with the evolving cybersecurity threat environment. Management also discussed cybersecurity developments with the Chair of the Risk Policy and Capital Committee and other Board members between Board and committee meetings, as appropriate. The company has procedures to escalate information regarding certain cybersecurity incidents to the appropriate members of the Board in a timely fashion. The Board reviews and approves the company’s Cybersecurity Risk Policy and Operational Risk Policy at least annually. The Board and its committees also have authority, as they deem appropriate to fulfill Board or committee responsibilities, to engage outside consultants or advisors, including technology consultants and cybersecurity experts.
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
Audit Committee Membership
Our Board of Directors has a standing Audit Committee consisting of Mr. Herz, who is the Chair, Mr. Johnson, who is the Vice Chair, Ms. Glover and Ms. Nordin, all of whom are financially literate and all of whom are independent under the requirements of independence set forth in FHFA corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines, and other SEC rules and regulations applicable to audit committees. The Board has determined that each member of the Audit Committee has the requisite experience, as discussed in “Directors,” to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
Executive Sessions
Our non-management directors meet in executive session on a regularly scheduled basis. Our Board of Directors reserves time for an executive session at every regularly scheduled Board meeting. The non-executive Chair of the Board presides over these sessions.
Communications with Directors or Audit Committee
Interested parties wishing to communicate any concerns or questions about Fannie Mae to the non-executive Chair of the Board or to our non-management directors individually or as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Board of Directors, c/o Office of the Corporate Secretary, Fannie Mae, 1100 15th Street, NW, Washington, DC 20005. Communications may be addressed to a specific director or directors, including Mr. Heid, the Board Chair, or to groups of directors, such as the independent or non-management directors.
Interested parties wishing to communicate with the Audit Committee regarding accounting, internal accounting controls or auditing matters may do so by electronic mail addressed to “auditcommittee@fanniemae.com,” or by U.S. mail addressed to Audit Committee, c/o Office of the Corporate Secretary, Fannie Mae, 1100 15th Street, NW, Washington, DC 20005.

Fannie Mae 2022 Form 10-K	176

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
Director Nominations; Shareholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the shareholders and Board of Directors of Fannie Mae. As a result, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2023.
ESG Matters

Our ESG strategy builds upon our mission to facilitate equitable and sustainable access to homeownership and quality affordable rental housing across America. This includes working to address the underlying historical causes of the barriers to stable, affordable housing for underserved populations and helping to mitigate risks to the housing system due to environmental challenges such as climate change. Since 2018, we have conducted periodic assessments to deepen our understanding of the overall landscape, prioritize the areas that are most relevant to our business and stakeholders from an ESG perspective, and adapt our ESG strategy and disclosures accordingly. ESG considerations are embedded in our corporate strategic priorities.
For additional information on ESG matters, see our 2021 Environmental, Social, and Governance Report, which includes indices identifying certain SASB Standards and TCFD framework elements that are addressed in the report. The report can be found on our website, www.fanniemae.com, under “ESG” in the “About Us” section.
Some ESG-related information is also included in this report, including in the following sections:
•Business—Human Capital
•Business—Conservatorship and Treasury Agreements—Equitable Housing Finance Plan
•“Housing Goals” and “Duty to Serve Underserved Markets” in Business—Legislation and Regulation—GSE-Focused Matters
•MD&A—Risk Management—Climate and Natural Disaster Risk Management and
•MD&A—Risk Management—Operational Risk Management—Cybersecurity Risk Management
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

Fannie Mae 2022 Form 10-K	177

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
For the year ended December 31, 2022, the Audit Committee, among other things:
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
•reviewed and discussed the plan and scope of the 2022 audit work for the independent auditor;
•reviewed and discussed with management the company’s 2021 ESG Report;
•reviewed, discussed and approved the 2022 internal audit plan and budget, and reviewed and discussed summaries of the significant reports by the internal audit function;
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
•the audited consolidated financial statements for 2022;
•the critical accounting estimates that are set forth in this Annual Report on Form 10-K;
•management’s annual report on the company’s internal control over financial reporting; and
•Deloitte’s opinion on the consolidated financial statements, including the critical audit matters addressed during the audit, and the effectiveness of the company’s internal control over financial reporting.
The Audit Committee has discussed with Deloitte the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has received from Deloitte the written communications required by applicable requirements of the PCAOB regarding Deloitte’s communications with the Audit Committee concerning independence, and also has discussed with Deloitte its independence from the company.
In evaluating Deloitte’s independence, the Audit Committee considered whether services it provided to the company beyond those rendered in connection with its audit of the company’s consolidated financial statements, reviews of the company’s interim condensed consolidated financial statements included in its quarterly reports on Form 10-Q and its

Fannie Mae 2022 Form 10-K	178

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
Deloitte has served as the company’s independent auditor since 2005. The Audit Committee selects Deloitte’s lead audit partner who, along with the concurring partner, rotates every five years. Pursuant to this schedule, in 2022 the Audit Committee selected a new lead audit partner to begin in the role with the fiscal year 2023 audit. The Audit Committee evaluates the independent auditor’s qualifications, performance and independence on at least an annual basis. The factors the Audit Committee considered in evaluating and approving Deloitte’s appointment as the company’s independent auditor included:
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
Based on the reviews, reports, meetings and discussions referred to above, and subject to the limitations on the Audit Committee’s role and responsibilities described above and in the Audit Committee Charter, the Audit Committee recommended to the Board of Directors that the company’s audited consolidated financial statements for 2022 be included in this Annual Report on Form 10-K for filing with the SEC. In addition, the Audit Committee approved the appointment of Fannie Mae’s independent auditor, Deloitte & Touche LLP, for 2023. FHFA, as the company’s conservator, approved Deloitte’s appointment as Fannie Mae’s independent auditor for 2023.
Audit Committee:
Robert H. Herz, Chair
Simon Johnson, Vice Chair
Renée Lewis Glover
Diane C. Nordin

Fannie Mae 2022 Form 10-K	179

Directors, Executive Officers and Corporate Governance | Executive Officers
Executive Officers

Under our bylaws, each executive officer holds office until their successor is chosen and qualified or until they die, resign, retire or are removed from office, whichever occurs first.
Ms. Almodovar, our Chief Executive Officer, has served as a member of our Board of Directors since December 2022. Information about her business experience and other matters is provided in “Directors.” As of February 14, 2023, we have seven other executive officers:

David C. Benson

Age 63	President Joined Fannie Mae in 2002
Mr. Benson has been President since August 2018. He also served as the company's Interim Chief Executive Officer, from May to December 2022, as its Interim Chief Financial Officer, from May to November 2021, and as the interim head of Fannie Mae’s Single-Family business, from January to May 2021. Mr. Benson previously served as Executive Vice President and Chief Financial Officer from 2013 to August 2018, as Executive Vice President—Capital Markets, Securitization & Corporate Strategy from 2012 to 2013 and as Executive Vice President—Capital Markets from 2009 to 2012. He also served as Treasurer from 2010 to 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from 2008 to 2009, as Fannie Mae’s Senior Vice President and Treasurer from 2006 to 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from 2002 to 2006. Prior to joining Fannie Mae, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.

H. Malloy Evans

Age 49	Executive Vice President—Single-Family Joined Fannie Mae in 2004
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

Fannie Mae 2022 Form 10-K	180

Directors, Executive Officers and Corporate Governance | Executive Officers

Michele M. Evans

Age 59	Executive Vice President—Multifamily Joined Fannie Mae in 1992
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

Chryssa C. Halley

Age 56	Executive Vice President and Chief Financial Officer Joined Fannie Mae in 2006
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

Jeffery R. Hayward

Age 66	Executive Vice President and Chief Administrative Officer Joined Fannie Mae in 1987
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

Fannie Mae 2022 Form 10-K	181

Directors, Executive Officers and Corporate Governance | Executive Officers

Anthony Moon

Age 58	Executive Vice President and Chief Risk Officer Joined Fannie Mae in 2022
Mr. Moon has served as Fannie Mae’s Executive Vice President and Chief Risk Officer since December 2022. Mr. Moon has over 30 years of experience in financial services and over 25 years of experience in risk management. Mr. Moon previously served as Chief Risk Officer for the Wealth Management Division and the Morgan Stanley Private Bank at Morgan Stanley, from 2015 to December 2022. In that role, he was responsible for risk management oversight for market, credit, operational, liquidity, model, and strategic risks. He previously held risk leadership positions at GE Capital, Bank of Tokyo-Mitsubishi, and Bankers Trust. Mr. Moon also serves as a Board Member for the Cortland College Foundation.

Stergios “Terry” Theologides

Age 56	Executive Vice President, General Counsel, and Corporate Secretary Joined Fannie Mae in 2019
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
Item 11.  Executive Compensation
Compensation Discussion and Analysis

Named Executives for 2022
This Compensation Discussion and Analysis focuses on our compensation decisions and arrangements for 2022 relating to the following executive officers, whom we refer to as our “named executives”:
•Priscilla Almodovar    Chief Executive Officer (beginning December 2022)
•David C. Benson    President; Former Interim Chief Executive Officer (May 2022 to December 2022)
•Hugh R. Frater        Former Chief Executive Officer (until May 2022)
•Chryssa C. Halley    Executive Vice President and Chief Financial Officer
•H. Malloy Evans    Executive Vice President—Single-Family
•Jeffery R. Hayward    Executive Vice President and Chief Administrative Officer
•Terry Theologides    Executive Vice President, General Counsel, and Corporate Secretary
We refer to our 2022 compensation arrangements with our named executives, other than our non-interim Chief Executive Officers, as the “2022 executive compensation program.”

Fannie Mae 2022 Form 10-K	182

Executive Compensation | Compensation Discussion and Analysis
Executive Summary
Due to our conservatorship status and other legal requirements, FHFA, our conservator and regulator, has substantial oversight and approval rights over our executive compensation arrangements and determinations. Congress has also enacted legislation that significantly impacts the compensation we pay our named executives. We describe these requirements and legislation in “2022 Executive Compensation Program; Chief Executive Officer Compensation—Legal, Regulatory and Conservator Restrictions on Executive Compensation.”
Total annual direct compensation for our Chief Executive Officer is limited by statute to base salary at an annual rate of $600,000 while we are in conservatorship or receivership. The 2022 executive compensation program applicable to our other named executives was developed by FHFA in consultation with Treasury. These named executives receive two principal elements of compensation: base salary, which is paid in regular installments throughout the year, and deferred salary, which is paid after a deferral period of one or two years. There are two components to deferred salary: (1) a fixed portion that is generally subject to reduction if an executive leaves the company within one year following the end of the performance year, unless they have met specified age and years of service requirements; and (2) an at-risk portion that is subject to reduction based on corporate and individual performance. Named executives do not receive bonuses or any form of equity compensation.
We had a successful year in 2022 despite external challenges posed by volatile macroeconomic conditions and a rapid rise in mortgage interest rates, as well as internal challenges driven by significant turnover in senior leadership, including in the Chief Executive Officer role, and the lingering effects of the global pandemic. Under the leadership of our executives, including our named executives, we provided $684 billion in liquidity to the market in 2022 and, as discussed in “Determination of 2022 Compensation,” had many additional accomplishments. We completed or substantially completed, and in some cases exceeded, the corporate performance goals for 2022 set by FHFA as our conservator, which we refer to as the 2022 scorecard. In addition, the Compensation and Human Capital Committee of our Board of Directors concluded that, taking a holistic view of our 2022 performance, management should be credited with 100% achievement of the Board of Directors’ goals.
While conserving taxpayer resources is an important objective of FHFA’s design of our executive compensation program, we and FHFA understand that this objective must be balanced with our need to attract and retain qualified and experienced executives to prudently manage our $4.1 trillion guaranty book of business.
2022 Executive Compensation Program; Chief Executive Officer Compensation
Overview of 2022 Executive Compensation Program
Compensation for our Chief Executive Officer is limited by statute, as we discuss more fully below. Accordingly, our 2022 executive compensation program did not apply to Ms. Almodovar, our current Chief Executive Officer, or Mr. Frater, our former Chief Executive Officer. Mr. Benson, who served as our President for all of 2022 and as our Interim Chief Executive Officer for a portion of 2022, continued to be compensated under our 2022 executive compensation program for his service as our President while he was also serving as Interim Chief Executive Officer.
FHFA has advised us that the design of our executive compensation program is intended to fulfill and balance three primary objectives:
•Maintain Lower Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, our executive compensation program is designed generally to provide for lower pay levels relative to large financial services firms that are not in conservatorship.
•Attract and Retain Executive Talent. Our executive compensation program is intended to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for us to continue to fulfill our important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our $4.1 trillion guaranty book of business. We face competition for qualified executives from other companies. The Compensation and Human Capital Committee regularly considers the level of our executives’ compensation and whether changes are needed to attract and retain executives.
•Reduce Pay if Goals Are Not Achieved. To support FHFA’s goals for our conservatorship and encourage performance in furtherance of these goals, 30% of an executive’s total target direct compensation consists of at-risk deferred salary subject to reduction based on corporate and individual performance.
FHFA’s objectives for our executive compensation program and the legal, regulatory and conservator restrictions on our executive compensation described below limit our ability to make changes to the program and limit the amount and type of compensation we may pay our executives.

Fannie Mae 2022 Form 10-K	183

Executive Compensation | Compensation Discussion and Analysis
Legal, Regulatory and Conservator Restrictions on Executive Compensation
We describe below legal, regulatory and conservator requirements that significantly affect our executive compensation program and policies.
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
•FHFA Instructions—Other Compensation. Pursuant to FHFA instructions, FHFA’s decision as conservator is required with regard to any changes in employee compensation that could significantly impact our employees, including but not limited to special incentive plans, merit increase pool funding, and retention awards for executives.
•FHFA Directives. As our conservator, from time to time FHFA issues or updates directives that relate to compensation of our executives and other employees. Pursuant to its currently applicable directives, FHFA has directed us to:
◦limit base salaries for all executives to no more than $600,000;
◦adjust the mandatory deferral period for at-risk deferred salary as described under “Change to At-Risk Deferred Salary Deferral Period;” and
◦include in our policies and procedures penalties for executive officers and certain other covered employees who are found to have engaged in specified restricted activity, including the clawback of compensation in appropriate circumstances to the extent permitted by law. See “Other Executive Compensation Considerations—Compensation Recoupment Policies—Clawback Provision under Confidentiality and Proprietary Rights Agreement” for a description of the compensation forfeiture and recoupment provisions we have implemented pursuant to this FHFA directive.
•FHFA Guidance. As our conservator, FHFA has directed that we may target between the 25th and 50th percentiles of appropriate market data for both new executive hires and compensation increase requests for existing executives, unless FHFA has granted an exception.
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

Fannie Mae 2022 Form 10-K	184

Executive Compensation | Compensation Discussion and Analysis
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
•GSE Act. Pursuant to the GSE Act and related FHFA regulations, FHFA as our regulator has specified oversight authority over our executive compensation. The GSE Act directs FHFA to prohibit us from providing compensation to our named executives and certain other officers identified by FHFA that is not reasonable or comparable with compensation for employment in other similar businesses (including other publicly held financial institutions or major financial services companies) involving similar duties and responsibilities. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review. The GSE Act also provides that, if we are classified as significantly undercapitalized, FHFA’s prior written approval is required to pay any bonus to an executive officer or to provide certain increases in compensation to an executive officer.
Chief Executive Officer Compensation
Direct compensation for our Chief Executive Officer consists solely of a base salary at an annual rate of $600,000 and has been limited to this amount by statute since the enactment of the Equity in Government Compensation Act of 2015. For purposes of this disclosure, “direct compensation” includes salary and other cash compensation, but excludes certain health and welfare, retirement, relocation and other similar benefits. See “Compensation Tables and Other Information—Summary Compensation Table” for information about our Chief Executive Officer’s total 2022 compensation.
Limits on our Chief Executive Officer compensation affect our ability to attract and retain executive talent. Despite these limits, we were able to successfully hire a new Chief Executive Officer, Ms. Almodovar, in 2022. Total direct compensation for our Chief Executive Officer is approximately 95% below the market median for 2021 chief executive officer compensation at comparable firms. Our inability to offer market-based compensation to our Chief Executive Officer hinders our succession planning for our chief executive officer role. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.
Elements of 2022 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2022 executive compensation program for our named executives. Ms. Almodovar, our current Chief Executive Officer, and Mr. Frater, our former Chief Executive Officer, received only base salary and no deferred salary in 2022. Although Mr. Benson served as our Interim Chief Executive Officer for a portion of 2022, he also served as our President for all of 2022 and continued to be compensated under our 2022 executive compensation program for his service as our President. All elements of our named executives’ direct compensation are paid in cash.

Fannie Mae 2022 Form 10-K	185

Executive Compensation | Compensation Discussion and Analysis

Compensation Element	Form	Primary Compensation Objectives	Key Features
Base Salary	Fixed cash payments, which are paid during the year on a biweekly basis.	Attract and retain named executives by providing a fixed level of current cash compensation.	Base salary reflects each named executive’s level of responsibility and experience, as well as individual performance over time.

Base salary rate may not exceed $600,000 for any executive while we are in conservatorship.
Deferred Salary(1) (Not applicable to Ms. Almodovar or Mr. Frater)
Deferred salary is earned in biweekly increments over the course of the performance year and paid in quarterly installments in March, June, September and December of the first or second year following the performance year.

There are two elements of deferred salary:
• a fixed portion that is generally subject to reduction if an executive leaves the company within one year following the end of the performance year, unless they have met specified age and years of service requirements; and
• an at-risk portion that is subject to reduction based on assessments of corporate and individual performance following the end of the performance year.
Interest accrues on deferred salary at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned.
Fixed Deferred Salary
Retain named executives.
Earned but unpaid fixed deferred salary is generally subject to reduction if a named executive leaves the company within one year following the end of the performance year, unless they have met the age and years of service requirements specified below. The amount of earned but unpaid fixed deferred salary received by the named executive will be reduced by 2% for each full or partial month by which the executive’s separation date precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earned deferred salary).
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
Equal to 30% of each named executive’s total target direct compensation. Half of at-risk deferred salary was subject to reduction based on corporate performance against the 2022 scorecard as determined by FHFA in its discretion. The remaining half of at-risk deferred salary was subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2022 Board of Directors’ goals.

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

(1)    Fixed deferred salary is paid in the first year following the performance year. As described in “Change to At-Risk Deferred Salary Deferral Period” below, for our named executives, half of 2022 at-risk deferred salary will be paid in 2023 and the other half in 2024. At-risk deferred salary earned beginning January 1, 2023 will be paid in the second year following the performance year.

Fannie Mae 2022 Form 10-K	186

Executive Compensation | Compensation Discussion and Analysis
Employee Benefits
Our employee benefits serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2022 to our named executives in the table below. We provide more detail on our retirement plans in “Compensation Tables and Other Information.”

Benefit	Form	Primary Objective
401(k) Plan (“Retirement Savings Plan”)	The Retirement Savings Plan is a tax-qualified defined contribution plan (“401(k) plan”) available to our employee population as a whole.	Attract and retain named executives by providing retirement savings in a tax-efficient manner.
Non-qualified Deferred Compensation (“Supplemental Retirement Savings Plan”)	The Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The plan supplements our Retirement Savings Plan by providing benefits to participants whose annual eligible earnings exceed the IRS limit on eligible compensation for 401(k) plans.	Attract and retain named executives by providing additional retirement savings.
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
Provide for the well-being of the named executive and their family.
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
Ms. Almodovar became our Chief Executive Officer in December 2022. In connection with her hire, we are providing her benefits under our relocation plan. They are conditioned on Ms. Almodovar’s continued employment with Fannie Mae for a minimum of 18 months from her start date as Chief Executive Officer. She must reimburse Fannie Mae 100% of these benefits paid to her if her employment terminates (either voluntarily or involuntarily due to misconduct) within 12 months, or 50% if her employment terminates from the 13th through the 18th month, following her hire.
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits. Under the 2022 executive compensation program, a named executive is entitled to receive a specified portion of their earned but unpaid deferred salary if their employment is terminated for any reason other than for cause. See “Compensation Tables and Other Information—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.
Change to At-Risk Deferred Salary Deferral Period
In 2019, FHFA directed us to increase the mandatory deferral period for at-risk deferred salary received by senior vice presidents and above from one year to two years. For executives hired or promoted to senior vice president on or after January 1, 2020, this change was effective for at-risk deferred salary earned beginning January 1, 2020. For executives hired before January 1, 2020, this change became effective for at-risk deferred salary earned beginning January 1, 2022; however, pursuant to an FHFA directive issued in June 2022, for these executives hired before January 1, 2020, one-half of at-risk deferred salary earned in 2022 will be paid in quarterly installments in the first year following the performance year and the remaining one-half of at-risk deferred salary earned in 2022 will be paid in quarterly installments in the second year following the performance year. For compensation earned in 2023 and thereafter, all at-risk deferred salary will be paid in quarterly installments in the second year following the performance year. This mandatory deferral period for at-risk deferred salary applies for so long as we are in conservatorship.

Fannie Mae 2022 Form 10-K	187

Executive Compensation | Compensation Discussion and Analysis
Determination of 2022 Compensation
2022 Compensation Actions
The table below displays the 2022 direct compensation targets for each of our named executives who were our employees as of December 31, 2022 compared to the actual amounts that will be paid to the named executives based on the assessments and determinations by FHFA, the Compensation and Human Capital Committee, and the Board of Directors. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included in “Compensation Tables and Other Information—Summary Compensation Table” and includes additional forms of compensation not included in the table below. Mr. Frater is excluded from the table below due to his departure from the company in May 2022.
In 2022, the Board of Directors and FHFA approved increases in the total direct compensation targets and in the base salaries of some of our named executives. Mr. Benson’s compensation as President was increased to better align his compensation with the market. Mr. Evans, Ms. Halley and Mr. Theologides also received compensation increases to better align their compensation with the market. For Mr. Evans and Ms. Halley, these increases were in lieu of smaller compensation increases that had been approved by the Board of Directors and FHFA in 2021 and went into or were scheduled to go into effect in 2022 in connection with the increased responsibilities, scope and complexity of new roles each assumed in 2021. In December 2022 and January 2023, the Board of Directors and FHFA approved additional compensation increases for Mr. Evans and Ms. Halley to better align their compensation with the market and approved adjustments to the base salaries and fixed deferred salaries of Mr. Theologides and Mr. Hayward to increase their base salaries to $600,000 without changing their total target direct compensation; these changes became effective in 2023 and are not reflected in the table below.

Summary of 2022 Compensation Actions
			2022 Corporate Performance-Based At-Risk Deferred Salary(1)		2022 Individual Performance-Based At-Risk Deferred Salary(2)		Total
Name and Principal Position	2022 Base Salary	2022 Fixed Deferred Salary	Target	Actual % of Target	Target	Actual % of Target	Target	Actual
Priscilla Almodovar(3)	$46,154	$—	$—	—%	$—	—%	$46,154	$46,154
Chief Executive Officer
David Benson(4)	600,000	2,200,000	600,000	97	600,000	100	4,000,000	3,982,000
President; Former Interim Chief Executive Officer
Chryssa Halley(5)	500,000	1,018,462	325,384	97	325,385	100	2,169,231	2,159,469
Executive Vice President and Chief Financial Officer
H. Malloy Evans(6)	500,000	1,029,231	327,692	97	327,693	100	2,184,616	2,174,785
Executive Vice President—Single-Family
Jeffery Hayward(7)	500,000	1,460,000	420,000	97	420,000	100	2,800,000	2,787,400
Executive Vice President and Chief Administrative Officer
Terry Theologides(8)	500,000	1,223,077	369,231	97	369,231	100	2,461,539	2,450,462
Executive Vice President, General Counsel, and Corporate Secretary
(1)    As described in “2022 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2022 Executive Compensation Program,” half of the named executives’ at-risk deferred salary (15% of total target direct compensation) was subject to reduction based on corporate performance against the 2022 scorecard as determined by FHFA in its discretion. See “Assessment of Corporate Performance Against 2022 Scorecard” for a description of FHFA’s assessment of the company’s performance against the 2022 scorecard.
(2)    As described in “2022 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2022 Executive Compensation Program,” half of the named executives’ at-risk deferred salary (15% of total target direct compensation) was subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2022 Board of Directors’ goals. See “Assessment of

Fannie Mae 2022 Form 10-K	188

Executive Compensation | Compensation Discussion and Analysis
Corporate Performance against 2022 Board of Directors’ Goals” and “Assessment of 2022 Individual Performance” for a description of the Board’s assessment of performance against the 2022 Board of Directors’ goals and the Board’s assessment of the named executives’ individual performance.
(3)    Ms. Almodovar joined Fannie Mae as Chief Executive Officer on December 5, 2022 and has a base salary rate of $600,000 per year. The amount shown consists of the prorated amount of base salary that was paid to her for 2022.
(4)    Amounts shown reflect increases that became effective in July 2022 in Mr. Benson’s fixed deferred salary and at-risk deferred salary, prorated based on their effective date. Since then, Mr. Benson’s total annual direct compensation target has been $4,400,000, consisting of base salary of $600,000, fixed deferred salary of $2,480,000 and at-risk deferred salary of $1,320,000.
(5)    Amounts shown reflect increases that became effective in July 2022 in Ms. Halley’s fixed deferred salary and at-risk deferred salary, prorated based on their effective date. Effective in January 2023, Ms. Halley’s total annual direct compensation target increased to $3,000,000, consisting of base salary of $600,000, fixed deferred salary of $1,500,000 and at-risk deferred salary of $900,000. The January 2023 increase did not affect Ms. Halley’s 2022 compensation shown in this table.
(6)    Amounts shown reflect increases that became effective in July 2022 in Mr. Evans’s fixed deferred salary and at-risk deferred salary, prorated based on their effective date. Effective in January 2023, Mr. Evans’s total annual direct compensation target increased to $3,000,000, consisting of base salary of $600,000, fixed deferred salary of $1,500,000 and at-risk deferred salary of $900,000. The January 2023 increase did not affect Mr. Evans’s 2022 compensation shown in this table.
(7)    After adjustments to increase his base salary rate that became effective in early January 2023, Mr. Hayward’s total annual direct compensation target of $2,800,000 consists of base salary of $600,000, fixed deferred salary of $1,360,000 and at-risk deferred salary of $840,000. The January 2023 adjustment did not affect Mr. Hayward’s 2022 compensation shown in this table.
(8)    Amounts shown reflect increases that became effective in September 2022 in Mr. Theologides’s fixed deferred salary and at-risk deferred salary, prorated based on their effective date. At that time, Mr. Theologides’s total annual direct compensation target increased to $2,600,000. After adjustments to increase his base salary rate that became effective in early January 2023, this amount consists of base salary of $600,000, fixed deferred salary of $1,220,000, and at-risk deferred salary of $780,000. The January 2023 adjustment did not affect Mr. Theologides’s 2022 compensation shown in this table.
Assessment of Corporate Performance against 2022 Scorecard
Overview
In November 2021, FHFA issued the 2022 scorecard, a set of corporate performance objectives and related targets for 2022. The elements of the 2022 scorecard are shown below under “FHFA Assessment.” FHFA developed these objectives and related targets with input from management. Half of 2022 at-risk deferred salary, or 15% of overall 2022 total target direct compensation for each named executive other than Ms. Almodovar and Mr. Frater, was subject to reduction based on FHFA’s assessment in its discretion of our performance against the 2022 scorecard and related objectives, including the assessment criteria identified below.
As part of the 2022 scorecard, FHFA established that, in addition to the specific scorecard items outlined in the table below, our performance would be assessed based on the extent to which:
•Our products and programs foster sustainable and equitable housing finance markets that support safe, decent, and affordable homeownership and rental opportunities;
•We conduct business in a safe and sound manner;
•We meet expectations under all FHFA requirements, including those pertaining to capital, liquidity, and credit risk transfer;
•We continue to manage operations while in conservatorship in a manner that preserves and conserves assets through the prudent stewardship of our resources;
•We cooperate and collaborate with FHFA to meet the conservator’s priorities, directives, and guidance throughout the course of the year;
•We deliver work products that are high quality, thorough, creative, effective, and timely, and that consider effects on borrowers and renters, Fannie Mae and Freddie Mac, the industry, and other stakeholders; and
•We ensure that diversity, equity, and inclusion remain top priorities in strategic planning, operations, and business development.

Fannie Mae 2022 Form 10-K	189

Executive Compensation | Compensation Discussion and Analysis
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2022 on our performance against the 2022 scorecard, including our performance against FHFA’s expectations for diversity and inclusion. In January 2023, FHFA reviewed and assessed our performance against the 2022 scorecard, with input from management, and determined that the portion of 2022 at-risk deferred salary for senior executives that is based on corporate performance would be paid at 97% of target. In assessing our performance against the 2022 scorecard, the factors considered by FHFA included our completion or substantial completion of all of the 2022 scorecard objectives and our performance against the qualitative assessment criteria referenced above.
The table below sets forth the 2022 scorecard and a summary of FHFA’s assessment of our achievement against the scorecard objectives and targets. For purposes of the 2022 scorecard, “Enterprise” refers to each of Fannie Mae and Freddie Mac.

FHFA 2022 Scorecard
Objectives	Performance Assessment
Promote Sustainable and Equitable Access to Affordable Housing (50%)
Conduct business and undertake initiatives that support affordable, sustainable, and equitable access to homeownership and rental housing, and fulfill all statutory mandates.

Take significant actions to ensure that all borrowers and renters have equitable access to long-term affordable housing opportunities
•Develop strategies to support sustainable homeownership and affordable rental housing.
◦Improve availability of small-balance purchase and refinance mortgages.
•Develop high-quality Equitable Housing Finance Plans and take meaningful actions to achieve the goals and objectives of the plans.
•Meet Housing Goals and Duty-to-Serve requirements.
•Identify strategies and activities to facilitate greater affordable housing supply within the limits of charter authorities and submit recommendations to FHFA.
•Update the current pricing framework to increase support for core mission borrowers, while ensuring a level playing field for small and large sellers, fostering capital accumulation, and achieving viable returns on capital.
•Continue mortgage selling, servicing, and asset management efforts that promote sustainable home-retention solutions for borrowers affected by the COVID-19 pandemic.

The objectives were completed.
FHFA noted that we showed initiative and took a proactive role in driving progress in assessing the efficacy of existing home retention solutions, working cooperatively with Freddie Mac.
FHFA raised a concern in connection with our implementation of our capital plan, noting that we continue to work through the errors in a model we use to forecast. These model errors are referenced in “Business—Legislation and Regulation—GSE-Focused Matters—Stress Testing.”

Foster competition and efficiency in housing finance markets
•Modernize the single-family appraisal process to foster efficiency in mortgage markets, and address barriers to equitable valuation.
•Complete the final phase of validation and approval of credit score models and begin planning for implementation.
•Leverage technology and data to further promote efficiency and cost savings in mortgage processes.
•Research and assess opportunities to increase access for small and regional lenders to Enterprise multifamily products.

The objectives were completed except for one objective that was substantially completed.
One project related to leveraging technology and data was determined by FHFA to be “substantially complete,” meaning that there is minimal work that remains to be completed.

Manage new multifamily purchases to remain within the multifamily cap requirements described in Appendix A to the 2022 scorecard, including expanded affordability requirements.	The objectives were completed.

Fannie Mae 2022 Form 10-K	190

Executive Compensation | Compensation Discussion and Analysis

FHFA 2022 Scorecard
Objectives	Performance Assessment
Operate the Business in a Safe and Sound Manner (50%)
Operate with heightened focus on safety and soundness and with a prudent risk profile consistent with continued support for housing finance markets throughout the economic cycle, while minimizing the risk of requiring a draw against the Treasury commitment in stressed scenarios.

Ensure that the Enterprise is resilient to operational, market, credit, economic, and climate risks.
•Address examination and supervision findings promptly.
•Maintain liquidity at levels required by FHFA and sufficient to sustain Enterprise operations through severe stress events.
•Maintain effective risk management systems appropriate for entities that need to minimize risk to capital as they rebuild their capital buffers.
•Ensure a governance structure exists to prioritize the effects of climate change throughout Enterprise decision making.
•Continue to ensure a successful transition away from LIBOR to approved alternative reference rates by continuing systems development and announcing plans for the transition of legacy products.
The objectives were completed.
Transfer a significant amount of credit risk to private investors, reducing risk to taxpayers.	The objectives were completed.
Assessment of Corporate Performance against 2022 Board of Directors’ Goals
In February 2022, the Board of Directors adopted a set of 2022 Board of Directors’ goals and, after obtaining FHFA’s feedback on the goals, in July 2022 the Board updated the 2022 goals. The final 2022 goals were approved by FHFA in September 2022. The revised 2022 Board of Directors’ goals are presented in the table below. Performance against these goals was a factor the Board of Directors used to determine individual performance for purposes of the individual performance-based component of the named executives’ 2022 at-risk deferred salary.
In December 2022 and January 2023, the Compensation and Human Capital Committee reviewed our performance against the 2022 Board of Directors’ goals. In connection with the Compensation and Human Capital Committee’s review, management provided the Compensation and Human Capital Committee with a report assessing management’s performance against the goals, which was reviewed for reasonableness by our Internal Audit group. The Compensation and Human Capital Committee also discussed performance against the goals with the Chair of the Audit Committee and the Chair of the Risk Policy and Capital Committee. The Compensation and Human Capital Committee considered management’s assessment of its performance against the goals and also discussed the company’s performance and the individual performance of our named executives (other than Mr. Benson) with Mr. Benson, our President, and the individual performance of some of our named executives with Mr. Hayward, our Executive Vice President and Chief Administrative Officer.
The Compensation and Human Capital Committee concluded that management performed well in the face of external challenges posed by volatile macroeconomic conditions and a rapid rise in mortgage interest rates, as well as internal challenges driven by significant turnover in senior leadership, including in the Chief Executive Officer role, and the lingering effects of the global pandemic. The Committee concluded that, taking a holistic view of our 2022 performance, management should be credited with 100% achievement of the Board of Directors’ goals. In assessing management’s performance, the Compensation and Human Capital Committee noted that management smoothly transitioned senior leadership roles and delivered strong financial results while operating within risk limits, consistent with regulatory commitments. The Committee commended Fannie Mae’s focus on bolstering its capital position while prudently managing risk. The Compensation and Human Capital Committee also noted several control inadequacies and process failures identified in 2022, including errors in a model that affected our previously reported stress test results. The Committee noted that in response to identifying these issues, management swiftly assessed their impact and took steps to strengthen the company’s controls in an effort to avoid similar issues in the future. The Committee indicated its strong belief that management must prioritize identifying areas of control weakness and ensuring accuracy in its modeling.
The Board of Directors did not assign any relative weight to the Board of Directors’ goals and the Compensation and Human Capital Committee used its judgment in determining the overall level of company performance. In January 2023, following its review of management’s and the company’s performance in 2022, and after discussions among the independent members of the Board of Directors, the Compensation and Human Capital Committee recommended, and the Board of Directors determined, that corporate performance against the 2022 Board of Directors’ goals was 100% overall.

Fannie Mae 2022 Form 10-K	191

Executive Compensation | Compensation Discussion and Analysis
The Compensation and Human Capital Committee and the Board of Directors also assessed the 2022 individual performance of each named executive in January 2023. Following these assessments, the Compensation and Human Capital Committee recommended, and the Board of Directors determined, each eligible named executive’s individual performance-based at-risk deferred salary amount for 2022, as described in “Assessment of 2022 Individual Performance” below.
The Compensation and Human Capital Committee provided FHFA with its assessment of corporate performance against the 2022 Board of Directors’ goals. In February 2023, FHFA approved the performance-based at-risk deferred salary payments for the eligible named executives.
The table below sets forth our 2022 Board of Directors’ goals and a summary of the Compensation and Human Capital Committee’s assessment of our achievement against these goals.

Board of Directors’ Goals
Goals	Performance Assessment
Goals Relating to Strategic Objectives
Housing Access and ESG
Housing Access: Take action to ensure borrowers and renters have equitable access to long-term affordable housing opportunities.
Diversity and Inclusion (D&I): Promote diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all aspects of our business to enable pursuit of our mission.
Climate: Take targeted action to address climate-
related risks to Fannie Mae while also guiding efforts to support sustainable housing.

The goal was achieved. The Compensation and Human Capital Committee believes the company met its single-family and multifamily housing goals, its duty-to-serve obligations, its goals under the Equitable Housing Finance Plan, and its goals in support of sustainable housing. The Committee’s determination regarding the company’s single-family housing goals performance is partly based on its expectation of the level of goals-eligible originations in the primary mortgage market in 2022. FHFA will make the final determination on whether the company has met its 2022 housing goals and duty to serve obligations.
The company also met its diversity and inclusion goals and continued to build foundational management capabilities and increased awareness and understanding of climate risk.

Financially Secure Manage the company’s risk and financial position to ensure safety and soundness and to enable the pursuit of our mission-first approach to business.
The goal was achieved. Fannie Mae adhered to Board-approved risk limits; limited administrative expenses at or below Board-approved limits; met FHFA-required levels of return measures on new acquisitions; and responded to FHFA’s directive regarding single-family pricing.

Digital Transformation Increase our operational agility, stability, and efficiency while modernizing our technology platforms to support the broader housing finance system.
The goal was achieved. Fannie Mae made progress in cloud migrations and asset retirements. Fannie Mae also increased efficiency by expanding its adoption of development, security and operations (“DevSecOps”) capabilities and continued to strengthen its information security capabilities.

Goals Relating to Other Objectives
Workforce Develop and maintain our workforce to ensure continuity of operations, support our strategy, and enhance our culture.	The goal was achieved. Fannie Mae successfully developed and executed on a human capital strategy and evolved our approach and made significant progress on succession planning.
Regulatory Ensure we are meeting commitments to FHFA.
The goal was achieved. Fannie Mae met or substantially met all the objectives in the 2022 FHFA scorecard and timely submitted requested documents and remediation plans to FHFA for all FHFA-identified risk and control matters within established timeframes or mutually acceptable extensions.
The Committee viewed delivering against FHFA’s 2022 scorecard and collaboration and respectful engagement between Fannie Mae and FHFA as a paramount priority and commended Fannie Mae for prioritizing transparency and being proactive in its engagements with FHFA throughout the year.

Assessment of 2022 Individual Performance
Half of 2022 at-risk deferred salary, or 15% of overall 2022 total target direct compensation for each named executive other than Ms. Almodovar and Mr. Frater, was subject to reduction based on individual performance in 2022, as determined by the Board of Directors with FHFA’s approval.
The Board’s determinations regarding individual performance were based on the recommendation of the Compensation and Human Capital Committee, which assessed the 2022 performance of our named executives. Because Mr. Frater left the company in May 2022, and because Ms. Almodovar joined the company in December 2022, their 2022

Fannie Mae 2022 Form 10-K	192

Executive Compensation | Compensation Discussion and Analysis
performance was not assessed. The Committee received input from Mr. Benson, our President, in assessing the 2022 performance of named executives other than Mr. Benson. The Committee also received input from Mr. Hayward, our Executive Vice President and Chief Administrative Officer, and from our Chief Human Resources Officer in assessing the 2022 performance of some of our named executives. Upon recommendation from the Compensation and Human Capital Committee, the Board of Directors determined the performance of each eligible named executive and approved each eligible named executive’s individual performance-based at-risk deferred salary for 2022. The Board of Directors’ determinations and highlights of each named executive’s performance in 2022 are discussed below. FHFA approved the performance-based at-risk deferred salary payments for the eligible named executives in February 2023.
For more information on the named executives’ 2022 individual performance-based at-risk deferred salary, see “Compensation Tables and Other Information—Summary Compensation Table,” including footnote 4 to the Summary Compensation Table for 2022, 2021 and 2020.

David Benson President Former Interim Chief Executive Officer
Mr. Benson has been President of Fannie Mae since 2018. In addition to serving as President in 2022, Mr. Benson served as the company’s Interim Chief Executive Officer from May to December 2022. The Board determined that Mr. Benson’s individual performance-based at-risk deferred salary for 2022 would be paid at 100% of his target. Mr. Benson’s continued strong leadership in 2022 was critical to the company’s success in achieving the 2022 scorecard and 2022 Board of Directors’ goals. His 2022 accomplishments included:
•achieved a smooth transition upon the departure of the former Chief Executive Officer and the former Board Chairwoman, improved working relationships with FHFA leadership and the Board of Directors, and served as a source of continuity for employees;
•to help prepare Fannie Mae for a forecasted recession, refocused the company’s strategy, 2022 Board of Directors’ goals, administrative budget, and risk appetite and limits to reflect current conditions, business fundamentals, and FHFA objectives;
•oversaw performance against our 2022 FHFA scorecard objectives and the 2022 Board of Directors’ goals, as well as our accomplishments in connection with our Equitable Housing Finance Plan, our work to support sustainable housing and to meet our 2022 housing goals and duty-to-serve obligations;
•oversaw Fannie Mae’s thought leadership in delivering multiple mission-focused white papers and the launch of the Single-Family Social Index, which provides insights into socially oriented lending activities on the loans we acquire;
•recruited top talent in key executive positions, including a Chief Diversity Officer, a Chief Human Resources Officer, a Chief Audit Executive and a Chief Risk Officer; reorganized the division that reported to our former Chief Operating Officer and elevated a leader into the Chief Information Officer role; and served on the Board working group for the Chief Executive Officer search;
•promoted inclusive recruiting and internal development; and
•supported new management committee members – as well as those more established members – during leadership changes at FHFA, on the Board of Directors, and within our executive ranks.

Chryssa Halley Executive Vice President and Chief Financial Officer
The Board determined that Ms. Halley’s individual performance-based at-risk deferred salary for 2022 would be paid at 100% of her target. Ms. Halley’s many accomplishments in 2022 provided critical support to Fannie Mae’s achievement of the company’s 2022 goals. Her 2022 accomplishments included:
•supported the reorganization of the division that reported to our former Chief Operating Officer, including assuming responsibility for the modeling and strategy teams;
•oversaw successful implementation of a new general ledger in January 2022;
•worked on prioritization and capacity-based planning, including launching a management committee subgroup to review budget challenges and prioritization;
•launched a project to develop vision for forecasting in the future state; and
•oversaw divisional accomplishments including: development of the company’s first capital plan and capital reporting disclosure; work on the transition from LIBOR to SOFR; the public release of Fannie Mae’s Home Price Forecast and Refinance Application Loan Index (RALI); work on the refreshed corporate strategic plan; progress on resolving model governance issues; and advanced resolution planning.

Fannie Mae 2022 Form 10-K	193

Executive Compensation | Compensation Discussion and Analysis

Malloy Evans Executive Vice President—Single-Family
The Board determined that Mr. Evans’s individual performance-based at-risk deferred salary for 2022 would be paid at 100% of his target. Mr. Evans’s many accomplishments in 2022 contributed to Fannie Mae’s achievement of the company’s 2022 goals. His 2022 accomplishments included:
•managed competing business objectives relating to risks, returns and our mission during a rapidly changing and challenging market environment;
•advanced the single-family team’s ability to prioritize work and capacity to deliver on high-value business outcomes, which is expected to enable resource and business agility and improve team member satisfaction related to delivering results; and
•with his leadership team, strengthened relationships with FHFA senior staff through transparency, thought leadership and problem solving, establishing credibility that facilitated significant work with FHFA on a wide array of matters including FHFA’s single-family pricing directive, risk limits management, appraisal modernization, and development of the social disclosures for Fannie Mae’s single-family MBS.

Jeffery Hayward Executive Vice President and Chief Administrative Officer
The Board determined that Mr. Hayward’s individual performance-based at-risk deferred salary for 2022 would be paid at 100% of his target. Mr. Hayward’s strong leadership in 2022 contributed to the company’s achievement of its 2022 goals in a number of significant ways. His 2022 accomplishments included:
•accomplished or supported accomplishment of FHFA 2022 scorecard items relating to housing goals, duty-to-serve obligations, the Equitable Housing Finance Plan and objectives relating to supporting sustainable housing, including, with the single-family and legal divisions, developing and launching a special purpose credit program pilot with a number of lenders;
•oversaw his team in hiring five new members of the company’s management committee through competitive external searches and activating succession plans upon the departure of our former Chief Operating Officer; and
•engaged leaders across the organization to develop the company’s human capital plan, including establishing and applying an organizational health framework for Fannie Mae and key metrics.

Terry Theologides Executive Vice President, General Counsel, and Corporate Secretary
The Board determined that Mr. Theologides’s individual performance-based at-risk deferred salary for 2022 would be paid at 100% of his target. Mr. Theologides’s successful leadership of the Legal department provided critical support to Fannie Mae’s achievement of the company’s 2022 goals. His 2022 accomplishments included:
•expanded his contribution beyond legal issues to support our former Interim Chief Executive Officer in addressing issues relating to strategy, culture, enterprise safety and soundness, and Board- and FHFA-related matters; and
•enhanced legal department expertise, capacity, and succession depth to support new initiatives and challenges including model risk, capital planning, social disclosures for Fannie Mae MBS, resolution planning, and special purpose credit programs.

Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation and Human Capital Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
For 2022, consultants from FW Cook attended meetings and advised the Compensation and Human Capital Committee and the Board of Directors on various executive compensation matters, including:
•preparing an analysis of compensation for our Chief Executive Officer and Chief Financial Officer positions in comparison to comparable positions at companies in our primary comparator group, based on information in proxy statements and other reports filed by those companies with the SEC;
•reviewing McLagan’s analysis of market compensation data for select senior management positions;
•reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;
•reviewing our risk assessment of our 2022 compensation program;
•assisting the Compensation and Human Capital Committee in its evaluation of our performance against the 2022 Board of Directors’ goals;

Fannie Mae 2022 Form 10-K	194

Executive Compensation | Compensation Discussion and Analysis
•facilitating the Compensation and Human Capital Committee’s evaluation of our President and former Interim Chief Executive Officer’s performance;
•informing the Compensation and Human Capital Committee of regulatory updates and market trends in compensation and benefits; and
•assisting with the preparation of executive compensation disclosure in our Annual Report on Form 10-K.
For 2022, consultants from McLagan attended meetings as needed and advised management and the Compensation and Human Capital Committee on various compensation and human resources matters, including:
•providing guidance and feedback on our 2022 executive compensation program;
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
Compensation Consultant Independence Assessment
Pursuant to SEC and NYSE rules, the Compensation and Human Capital Committee assessed the independence of FW Cook and McLagan most recently in December 2022. Based on its assessments, the Compensation and Human Capital Committee determined that FW Cook is independent from Fannie Mae management and has no conflicts of interest.
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
Comparator Group and Role of Benchmark Data
Our Compensation and Human Capital Committee typically requests benchmark compensation data for our senior executives on an annual basis to assess the compensation of the company’s senior executives relative to our comparator group or other appropriate benchmarks described below. In 2022, the Compensation and Human Capital Committee used benchmark compensation data as one of a number of factors that informed its compensation decisions.
Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. We believe the only directly comparable firm to us is Freddie Mac. At FHFA’s request, we and Freddie Mac use the same comparator group of companies for benchmarking executive compensation to provide consistency in the market data used for compensation decisions. Factors relevant to the selection of companies for our comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, insurance company, finance lessor, government-sponsored enterprise or financial technology firm) and their size (in terms of assets and number of employees) relative to the size of Fannie Mae. Our primary comparator group for 2022 compensation benchmarking consisted of the following 24 companies:

Fannie Mae 2022 Form 10-K	195

Executive Compensation | Compensation Discussion and Analysis

•	The Allstate Corporation	•	Mastercard Incorporated
•	Ally Financial Inc.	•	MetLife, Inc.
•	American International Group, Inc.	•	Northern Trust Corporation
•	American Express Company	•	The PNC Financial Services Group, Inc.
•	The Bank of New York Mellon Corporation	•	Prudential Financial, Inc.
•	Capital One Financial Corporation	•	Regions Financial Corporation
•	Citizens Financial Group, Inc.	•	State Street Corporation
•	Discover Financial Services	•	Synchrony Financial
•	Fifth Third Bancorp	•	Truist Financial Corporation
•	Freddie Mac	•	U.S. Bancorp
•	The Hartford Financial Services Group, Inc.	•	Visa Inc.
•	KeyCorp	•	Voya Financial, Inc.
This primary comparator group was developed and approved by FHFA and the Compensation and Human Capital Committee in 2017, except for Truist Financial Corporation, which was created by the December 2019 merger of two companies in the comparator group—BB&T Corporation and SunTrust Banks, Inc.
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
As described in “Role of Compensation Consultants” above, in 2022, FW Cook and McLagan prepared compensation benchmarking data for the named executives and other senior management positions. The compensation benchmarking data were primarily based on 2021 performance year compensation, but in most cases 2022 base salary information was included if available. The named executives’ 2022 total target direct compensation was compared with compensation for the comparable position at other companies as follows:
•the compensation of our Chief Executive Officer (Ms. Almodovar) and our Chief Financial Officer (Ms. Halley) was benchmarked against our primary comparator group identified above;
•the compensation of our President (Mr. Benson) was benchmarked against our primary comparator group to the extent those companies had a President position (14 of the 24 companies);
•the compensation of our Executive Vice President—Single-Family (Mr. Evans) was benchmarked against five of the companies in our primary comparator group (Ally Financial Inc., Fifth Third Bancorp, Freddie Mac, Truist Financial Corporation and U.S. Bancorp), a group of large banks (Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co. and Wells Fargo & Company), and certain other U.S.-based financial services firms, specialty mortgage lending organizations and commercial real estate firms, to the extent those firms have executives in comparable positions; and
•the compensation of our Executive Vice President and Chief Administrative Officer (Mr. Hayward) and our Executive Vice President, General Counsel, and Corporate Secretary (Mr. Theologides) was benchmarked against our primary comparator group and divisional leadership from the group of large banks used for benchmarking Mr. Evans’ compensation, to the extent those firms have executives in comparable positions (Mr. Hayward’s compensation was benchmarked against compensation at 13 companies and Mr. Theologides’s compensation was benchmarked against compensation at 22 companies).
Members of the Compensation and Human Capital Committee reviewed and discussed these data in November 2022.

Fannie Mae 2022 Form 10-K	196

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
Willful Misconduct
The executive officer’s employment:
•is terminated for cause (or the Board of Directors later determines that cause for termination existed within a specified period of time) due to willful misconduct in connection with the performance of their duties for the company; and
•the Board of Directors determines this has materially harmed the business or reputation of the company.

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
Clawback Provision under Confidentiality and Proprietary Rights Agreement
In addition to the compensation recoupment policy described above, the current named executives (other than Ms. Almodovar, as described below) are subject to a compensation clawback provision the company implemented in 2021 pursuant to a Confidentiality and Proprietary Rights Agreement (the “Agreement”) and related Covered Employee External Employment Activities Standard (the “Standard”). All specified covered employees, including the current named executives, are required to enter into the Agreement and are subject to the Standard. Covered employees’ obligations under the Agreement include, among other things, compliance with the Standard. The Agreement provides that, unless otherwise required by law, covered employees’ at-risk compensation is subject to reduction, forfeiture, recoupment, and repayment for violations of the Standard. Covered employees are required to sign a statement acknowledging their at-risk compensation is subject to these requirements.
The Standard defines the following as restricted activity: directly or indirectly seeking, negotiating, creating, developing or accepting employment or other commercial and business opportunities in which the covered employee has a personal interest outside of Fannie Mae with firms that have, or seek to have, a business relationship with Fannie Mae either during, or within the six-month period following, the covered employee’s employment at Fannie Mae. To address the risks associated with a covered employee engaging in restricted activities, the Standard requires covered employees to:

Fannie Mae 2022 Form 10-K	197

Executive Compensation | Compensation Discussion and Analysis
•disclose timely prospective employment discussions in alignment with applicable Fannie Mae policies;
•abide by specified mitigation activities to address the conflicts of interest posed by such disclosures;
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
A covered employee’s failure to comply with the above-listed requirements of the Standard would be a violation of the Standard.
At-risk compensation for the named executives consists of the at-risk portion of deferred salary and excludes base salary and the fixed portion of deferred salary. The current named executives may be subject to:
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
Because Mr. Frater and Ms. Almodovar received only base salary in 2022, this clawback provision does not apply to their compensation. The full text of the company’s Confidentiality and Proprietary Rights Agreement is provided in Exhibit 10.20 to this report and forms of the statement covered employees are required to sign are provided in Exhibit 10.21 and Exhibit 10.22 to this report.
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

Compensation and Human Capital Committee:

Diane C. Nordin, Chair Karin J. Kimbrough, Vice Chair Robert H. Herz Manolo Sánchez

Fannie Mae 2022 Form 10-K	198

Executive Compensation | Compensation Risk Assessment
Compensation Risk Assessment

Our Enterprise Risk Management division conducted a risk assessment of our 2022 employee compensation policies and practices. In conducting this risk assessment, the division reviewed the following, among other things:
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
The division also assessed whether mitigating factors existed that would reduce the opportunity for inappropriate risk-taking driven by our compensation policies and practices. The risk assessment of the company’s 2022 compensation policies and practices was shared with the Compensation and Human Capital Committee.
Based on the risk assessment, management concluded that our 2022 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. A number of factors contributed to this conclusion, including:
•the overall design of our compensation structure does not incentivize material risk taking;
•deferred salary for our executive officers is subject to clawback provisions;
•our control environment for compensation includes: a defined and consistently applied annual performance appraisal process; compensation adjustment guidelines and criteria; succession planning; and retention planning and monitoring;
•our performance goals (including the FHFA 2022 scorecard objectives and the 2022 Board of Directors’ goals) are neither designed nor intended to incentivize employees to engage in activities contrary to our Employee Code of Conduct, risk appetite or any other activity that would involve taking inappropriate risks or result in a material adverse effect on the company; and
•our Board risk limits inhibit excessive risk taking, while allowing transparency and action when the limits are exceeded; the Board limits define the maximum amount of risk the company is willing to take in pursuit of its objectives, and the company regularly monitors, reports and escalates limit levels and the actions taken to manage them.
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

Fannie Mae 2022 Form 10-K	199

Executive Compensation | Compensation Tables and Other Information
Compensation Tables and Other Information

Summary Compensation Table
The following table shows summary compensation information for the named executives.

Summary Compensation Table for 2022, 2021 and 2020
		Salary
Name and Principal Position(1)	Year	Base Salary(2)	Fixed Deferred Salary (Service-Based)(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Priscilla Almodovar	2022	$46,154	$—	$—	$—	$46,154
Chief Executive Officer

David Benson	2022	600,000	2,200,000	1,185,457	76,590	4,062,047
President; Former Interim	2021	600,000	1,920,000	1,010,305	87,406	3,617,711
Chief Executive Officer	2020	623,077	1,920,000	979,727	113,710	3,636,514
Hugh Frater	2022	212,129	—	—	11,769	223,898
Former Chief Executive	2021	600,000	—	—	36,000	636,000
Officer	2020	600,000	—	—	48,000	648,000
Chryssa Halley	2022	500,000	1,018,462	642,882	58,386	2,219,730
Executive Vice President	2021	440,000	335,385	310,863	62,707	1,148,955
and Chief Financial Officer

H. Malloy Evans	2022	500,000	1,029,231	647,442	64,930	2,241,603
Executive Vice President—
Single-Family
Jeffery Hayward	2022	500,000	1,460,000	829,820	67,847	2,857,667
Executive Vice President	2021	500,000	1,460,000	745,873	72,268	2,778,141
and Chief Administrative	2020	519,231	1,460,000	762,010	93,145	2,834,386
Officer
Terry Theologides	2022	500,000	1,223,077	729,513	67,385	2,519,975
Executive Vice President,	2021	500,000	1,180,000	673,537	77,128	2,430,665
General Counsel, and
Corporate Secretary
(1)    Ms. Almodovar joined Fannie Mae as Chief Executive Officer in December 2022. Mr. Benson has been the company’s President since 2018 and also served as the company’s Interim Chief Executive Officer from May to December 2022. Mr. Frater was the company’s Chief Executive Officer until he left the company in May 2022.
(2)    Amounts shown in this sub-column consist of base salary paid during the year on a biweekly basis.
(3)    Amounts shown in this sub-column consist of the fixed, service-based portion of deferred salary. Unlike at-risk deferred salary, which is shown in the following column, the fixed deferred salary shown in this column for 2022 generally will be paid in installments in March, June, September and December of 2023. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned. For deferred salary earned in 2022, this rate is 0.195% per year. For deferred salary earned in 2021 and 2020, this rate was 0.050% and 0.795% per year, respectively. Interest payable on the named executives’ fixed deferred salary earned in a given year is shown in the “All Other Compensation” column for that

Fannie Mae 2022 Form 10-K	200

Executive Compensation | Compensation Tables and Other Information
year. Deferred salary shown for 2021 was paid to our named executives during 2022, and deferred salary shown for 2020 was paid to our named executives during 2021.
(4)    Amounts shown in this column consist of the performance-based at-risk portion of deferred salary earned during the year and interest payable on that deferred salary. At-risk deferred salary shown for 2022 generally will be paid in installments in March, June, September and December of 2023 and 2024. The table below provides more detail on the 2022 at-risk deferred salary awarded to our named executives.

Performance-Based At-Risk Deferred Salary
Name	2022 Corporate Performance-Based At-Risk Deferred Salary	2022 Individual Performance-Based At-Risk Deferred Salary	Interest Payable on 2022 At-Risk Deferred Salary	Total
Priscilla Almodovar	$—	$—	$—	$—
David Benson	582,000	600,000	3,457	1,185,457
Hugh Frater	—	—	—	—
Chryssa Halley	315,622	325,385	1,875	642,882
H. Malloy Evans	317,861	327,693	1,888	647,442
Jeffery Hayward	407,400	420,000	2,420	829,820
Terry Theologides	358,154	369,231	2,128	729,513
(5)    The table below provides more detail on the amounts reported for 2022 in the “All Other Compensation” column.

All Other Compensation
Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Matching Charitable Award Program	Interest Payable on 2022 Fixed Deferred Salary	Total
Priscilla Almodovar	$—	$—	$—	$—	$—
David Benson	18,300	53,700	300	4,290	76,590
Hugh Frater	11,769	—	—	—	11,769
Chryssa Halley	18,300	38,100	—	1,986	58,386
H. Malloy Evans	18,300	39,623	5,000	2,007	64,930
Jeffery Hayward	18,300	41,700	5,000	2,847	67,847
Terry Theologides	18,300	41,700	5,000	2,385	67,385
All 2022 company contributions to the Retirement Savings Plan and Supplemental Retirement Savings Plan are fully vested.
Amounts shown in the “Matching Charitable Award Program” column consist of gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $5,000 for the 2022 calendar year.

Fannie Mae 2022 Form 10-K	201

Executive Compensation | Compensation Tables and Other Information
Plan-Based Awards
The following table shows the annual at-risk deferred salary targets for each of the named executives for 2022. The terms of 2022 at-risk deferred salary are described in “Compensation Discussion and Analysis—2022 Executive Compensation Program; Chief Executive Officer Compensation—Elements of 2022 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the target performance-based at-risk portion of the named executives’ 2022 deferred salary.

Grants of Plan-Based Awards in 2022
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Threshold	Target	Maximum
Priscilla Almodovar	At-risk deferred salary—Corporate	$—	$—	$—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
David Benson	At-risk deferred salary—Corporate	—	600,000	600,000
	At-risk deferred salary—Individual	—	600,000	600,000
	Total at-risk deferred salary	—	1,200,000	1,200,000
Hugh Frater	At-risk deferred salary—Corporate	—	—	—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
Chryssa Halley	At-risk deferred salary—Corporate	—	325,384	325,384
	At-risk deferred salary—Individual	—	325,385	325,385
	Total at-risk deferred salary	—	650,769	650,769
H. Malloy Evans	At-risk deferred salary—Corporate	—	327,692	327,692
	At-risk deferred salary—Individual	—	327,693	327,693
	Total at-risk deferred salary	—	655,385	655,385
Jeffery Hayward	At-risk deferred salary—Corporate	—	420,000	420,000
	At-risk deferred salary—Individual	—	420,000	420,000
	Total at-risk deferred salary	—	840,000	840,000
Terry Theologides	At-risk deferred salary—Corporate	—	369,231	369,231
	At-risk deferred salary—Individual	—	369,231	369,231
	Total at-risk deferred salary	—	738,462	738,462
(1)    Amounts shown are the target amounts of the performance-based at-risk portion of the named executives’ 2022 deferred salary. Half of 2022 at-risk deferred salary was subject to reduction based on corporate performance against the 2022 scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2022, taking into account corporate performance against the 2022 Board of Directors’ goals, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a minimum amount payable. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2022 at-risk deferred salary was only subject to reduction; amounts higher than the target amount could not be awarded. The actual amounts of the at-risk portion of 2022 deferred salary that will be paid to the named executives for 2022 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2022, 2021 and 2020.”
Pension Benefits
Retirement Savings Plan
The Retirement Savings Plan is a tax-qualified defined contribution plan for which all of our employees are generally eligible that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan,

Fannie Mae 2022 Form 10-K	202

Executive Compensation | Compensation Tables and Other Information
eligible employees may allocate investment balances to a variety of investment options. We match in cash employee contributions up to 6% of base salary and eligible incentive compensation. Employees are 100% vested in our matching contributions. Prior to 2021, in addition to this 6% credit, the Retirement Savings Plan provided for an additional 2% credit of eligible compensation. In November 2020, we amended the Retirement Savings Plan to eliminate this additional 2% credit, beginning with compensation earned for the 2021 plan year. In December 2022, we amended the plan again to reinstitute this additional 2% credit, beginning with compensation earned for the 2023 plan year.
Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2022, the annual limit was $305,000).
For 2022, we credited 6% of the eligible compensation for our named executives that exceeded the applicable IRS annual limit, which was immediately vested. Eligible compensation in any year consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. Prior to 2021, in addition to this 6% credit, the Supplemental Retirement Savings Plan provided for an additional 2% credit of eligible compensation. In November 2020, we amended the Supplemental Retirement Savings Plan to eliminate this additional 2% credit, beginning with compensation earned for the 2021 plan year. In December 2022, we amended the plan again to reinstitute this additional 2% credit, beginning with compensation earned for the 2023 plan year.
While the Supplemental Retirement Savings Plan is not funded, amounts credited on behalf of a participant under the Supplemental Retirement Savings Plan are deemed to be invested in mutual fund investments selected by the participant that are similar to the investments offered under our Retirement Savings Plan.
Amounts deferred under the Supplemental Retirement Savings Plan are payable to participants in the January or July following separation from service with us, subject to a six-month delay in payment for our 50 most highly compensated officers. Participants generally may not withdraw amounts from the Supplemental Retirement Savings Plan while they are employees.
The table below provides information on the nonqualified deferred compensation of the named executives in 2022, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Non-Qualified Deferred Compensation for 2022
Name	Company Contributions in 2022(1)	Aggregate Earnings in 2022(2)	Aggregate Balance at December 31, 2022(3)
Priscilla Almodovar	$—	$—	$—
David Benson	53,700	(124,757)	858,722
Hugh Frater	—	(10,735)	—
Chryssa Halley	38,100	(114,339)	632,885
H. Malloy Evans	39,623	(125,376)	552,165
Jeffery Hayward	41,700	(115,924)	726,036
Terry Theologides	41,700	(23,550)	146,025
(1)    All amounts reported in this column are also reported as 2022 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2022, 2021 and 2020.”
(2)    None of the earnings reported in this column are reported as 2022 compensation in the “Summary Compensation Table for 2022, 2021 and 2020” because the earnings are neither above-market nor preferential.
(3)    Amounts reported in this column reflect company contributions to the Supplemental Retirement Savings Plan that are also reported in the “All Other Compensation” column of the “Summary Compensation Table for 2022, 2021 and 2020” as follows:

Fannie Mae 2022 Form 10-K	203

Executive Compensation | Compensation Tables and Other Information

Balance Amounts Reported in “All Other Compensation” in the Summary Compensation Table
Name	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2021 in the Summary Compensation Table	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2020 in the Summary Compensation Table
Priscilla Almodovar	$—	$—
David Benson	68,446	75,046
Hugh Frater	18,600	25,200
Chryssa Halley	45,139	—
H. Malloy Evans	—	—
Jeffery Hayward	54,138	58,738
Terry Theologides	54,138	—
Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our current named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2022 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. Under the 2022 executive compensation program, a named executive would be entitled to receive a specified portion of their earned but unpaid 2022 deferred salary if their employment was terminated for any reason, other than for cause.
Below we discuss various elements of the current named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, terminates employment due to long-term disability, or the company terminates their employment. We then quantify the amounts that would be paid to our current named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2022.
•Deferred salary. If a named executive is separated from employment with the company for any reason other than termination for cause, they would receive the following:
◦Fixed deferred salary. The earned but unpaid portion of their fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earned deferred salary), except that the reduction will not apply if: (1) at the time of separation the named executive has reached age 62, or age 55 with 10 years of service with Fannie Mae, or (2) the named executive’s employment terminates as a result of death or long-term disability.
◦At-risk deferred salary. The earned but unpaid portion of their at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year, except that the reduction will not apply if an officer’s employment terminates as a result of death or long-term disability prior to the Board of Directors’ and FHFA’s determinations of performance for at-risk deferred salary.
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
Termination for cause. If a named executive’s employment is terminated by the company for cause, they would not receive any of the earned but unpaid portion of their deferred salary. The company may terminate an executive for

Fannie Mae 2022 Form 10-K	204

Executive Compensation | Compensation Tables and Other Information
cause if it determines that the executive has: (a) materially harmed the company by, in connection with the performance of their duties for the company, engaging in gross misconduct or performing their duties in a grossly negligent manner; or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.
•Retiree medical benefits. We currently make certain retiree medical benefits available to our full-time employees who meet certain age and service requirements at the time of retirement.

Fannie Mae 2022 Form 10-K	205

Executive Compensation | Compensation Tables and Other Information
The table below shows the amounts that would have become payable to each of our current named executives if their employment had terminated on December 31, 2022 for the reasons specified. No amounts are shown for Ms. Almodovar or Mr. Frater, as they did not receive deferred salary.

Potential Payments Upon Termination as of December 31, 2022
Name	2022 Fixed Deferred Salary(1)	2022 At-Risk Deferred Salary(2)	Interest on 2022 Deferred Salary(3)	Total
Priscilla Almodovar
Resignation, retirement, or termination without cause	$—	$—	$—	$—
Long-term disability	—	—	—	—
Death	—	—	—	—
Termination for cause	—	—	—	—
David Benson
Resignation, retirement, or termination without cause	2,200,000	1,182,000	6,595	3,388,595
Long-term disability	2,200,000	1,200,000	6,630	3,406,630
Death	2,200,000	1,200,000	3,829	3,403,829
Termination for cause	—	—	—	—
Hugh Frater
Resignation, retirement, or termination without cause	—	—	—	—
Long-term disability	—	—	—	—
Death	—	—	—	—
Termination for cause	—	—	—	—
Chryssa Halley
Resignation, retirement, or termination without cause	1,018,462	641,007	3,236	1,662,705
Long-term disability	1,018,462	650,769	3,255	1,672,486
Death	1,018,462	650,769	1,791	1,671,022
Termination for cause	—	—	—	—
H. Malloy Evans
Resignation, retirement, or termination without cause	761,631	645,554	2,744	1,409,929
Long-term disability	1,029,231	655,385	3,285	1,687,901
Death	1,029,231	655,385	1,806	1,686,422
Termination for cause	—	—	—	—
Jeffery Hayward
Resignation, retirement, or termination without cause	1,460,000	827,400	4,460	2,291,860
Long-term disability	1,460,000	840,000	4,485	2,304,485
Death	1,460,000	840,000	2,717	2,302,717
Termination for cause	—	—	—	—
Terry Theologides
Resignation, retirement, or termination without cause	905,077	727,385	3,183	1,635,645
Long-term disability	1,223,077	738,462	3,825	1,965,364
Death	1,223,077	738,462	2,278	1,963,817
Termination for cause	—	—	—	—
(1)    In the case of resignation, retirement or termination without cause, Mr. Evans and Mr. Theologides each would have received 74% of their 2022 fixed deferred salary, which is the earned but unpaid portion of their 2022 fixed deferred

Fannie Mae 2022 Form 10-K	206

Executive Compensation | Compensation Tables and Other Information
salary as of December 31, 2022, reduced by 2% for each full or partial month by which their separation from employment preceded January 31, 2024. Ms. Halley, Mr. Benson and Mr. Hayward each would have received 100% of their 2022 fixed deferred salary, with no reduction, because Ms. Halley had reached age 55 with 10 years of service with Fannie Mae and Mr. Benson and Mr. Hayward had reached age 62.
(2)    The amounts in this column in the event of resignation, retirement, or termination without cause reflect FHFA’s and the Board’s determinations of 2022 corporate performance-based at-risk deferred salary and 2022 individual performance-based at-risk deferred salary, as described in “Compensation Discussion and Analysis—Determination of 2022 Compensation.” The amounts in this column for current named executives in the event of a termination due to death or long-term disability do not reflect any performance-based reduction, because the hypothetical December 31, 2022 termination date occurred prior to FHFA’s and the Board’s performance determinations for at-risk deferred salary in early 2023.
(3)    Interest payable on the deferred salary payments, which reflects that: (a) in the event of resignation, retirement, termination without cause, or long-term disability, installment payments of deferred salary would be paid on the original payment schedule; and (b) in the event of death, payments of deferred salary would be made within 90 days of the executive’s death. Interest on 2022 deferred salary payments accrues at an annual rate of 0.195%.
Chief Executive Officer to Median Employee Pay Ratio
The following table shows the compensation paid to our Chief Executive Officer for 2022, annualized, the total 2022 compensation of our median employee (which was calculated based on the methodology described below the table), and the estimated ratio of the Chief Executive Officer’s pay to the median employee’s pay for 2022.
The total compensation for our Chief Executive Officer, Ms. Almodovar, was $46,154, consisting solely of base salary, as reported for 2022 in the “Total” column of the “Summary Compensation Table for 2022, 2021 and 2020. Based on her joining Fannie Mae on December 5, 2022, we annualized Ms. Almodovar’s base salary to $600,000, which we used to estimate the ratio shown below.

2022 Chief Executive Officer to Median Employee Pay Ratio
Individual	Compensation	Ratio

Chief Executive Officer	$600,000	3.8 to 1
Median Employee	156,405
We took the following steps to identify our median employee and determine this employee’s compensation:
•We identified our employee population as of December 31, 2022, which consisted of approximately 8,000 full-time and part-time employees. We did not include independent contractors in this population.
•For each employee (other than our Chief Executive Officer and our former Interim Chief Executive Officer), we determined the sum of their base salary for 2022, performance awards paid in 2022 and the value of company contributions made in 2022 on their behalf to retirement plans. We did not annualize the compensation of employees who were employed for less than the full year, nor did we make any full-time equivalent adjustments to part-time employees.
•Comparing the sums, we identified an employee whose compensation best reflected Fannie Mae employees’ median 2022 compensation (that is, the midpoint of employees ranked in order of compensation amount).
•We then determined that median employee’s total 2022 compensation using the approach required by the SEC when calculating our named executives’ compensation, as reported in the Summary Compensation Table.
In general, we offer employees base salary, the opportunity to receive awards for performance, company retirement plan contributions and other benefits. In accordance with SEC rules, the median employee compensation amount for 2022 provided in the table above consists of base salary, an award for 2022 performance and company retirement plan contributions, but does not reflect benefits relating to group life or health plans generally available to all salaried employees, parking or transit benefits that are generally available to all salaried employees, or personal benefits with an aggregate value of less than $10,000.
Given the different methodologies that companies may use to determine their Chief Executive Officer pay ratios, the estimated ratio we report above may not be comparable to that reported by other companies.

Fannie Mae 2022 Form 10-K	207

Executive Compensation | Compensation Tables and Other Information
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
Three of our named executives–Ms. Almodovar, Mr. Benson and Mr. Frater–served on our Board of Directors in 2022 in connection with their service as Chief Executive Officer or Interim Chief Executive Officer. We did not provide them any additional compensation for their service on the Board of Directors in 2022.
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
Stock Ownership Guidelines for Directors. In 2009, our Board of Directors eliminated our stock ownership requirements for directors.

Fannie Mae 2022 Form 10-K	208

Executive Compensation | Compensation Tables and Other Information
2022 Non-Management Director Compensation
The total 2022 compensation for our non-management directors is shown in the table below.

2022 Non-Management Director Compensation Table
Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Amy Alving	$172,083	$—	$172,083
Christopher Brummer	160,000	—	160,000
Renée Glover	174,167	—	174,167
Michael Heid	258,333	—	258,333
Robert Herz	185,000	1,000	186,000
Simon Johnson	170,000	5,000	175,000
Karin Kimbrough	164,167	—	164,167
Diane Nordin	180,000	5,000	185,000
Manolo Sánchez	168,750	5,000	173,750

Directors who resigned from the Board during 2022
Sheila Bair(2)	96,667	—	96,667
Antony Jenkins(2)	53,333	—	53,333
(1)    Amounts shown in the “All Other Compensation” column consist of gifts we made on behalf of the directors under our matching charitable gifts program, under which gifts made by our employees and directors to Internal Revenue Code Section 501(c)(3) charities were matched, up to an aggregate total of $5,000 for the 2022 calendar year.
(2)    Ms. Bair and Mr. Jenkins resigned from Fannie Mae’s Board of Directors effective May 2022.

Fannie Mae 2022 Form 10-K	209

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership

Stock Ownership of Directors and Executive Officers
The following table shows the beneficial ownership of our stock by each of our directors, each of our named executives, and all directors and executive officers as a group, as of February 1, 2023. As of that date, no director or named executive, nor all directors and executive officers as a group, owned as much as 1% of our outstanding common stock or owned any series of our preferred stock.

Beneficial Ownership of Stock by Directors and Executive Officers
Directors and Named Executives	Position	Number of Shares of Common Stock Beneficially Owned(1)
Priscilla Almodovar	Chief Executive Officer and Director	0
Amy Alving	Director	0
Christopher Brummer	Director	0
Renée Glover	Director	0
Michael Heid	Director (Board Chair)	0
Robert Herz	Director	0
Simon Johnson	Director	0
Karin Kimbrough	Director	0
Diane Nordin	Director	0
Manolo Sánchez	Director	0
David Benson	President	0
Hugh Frater	Former Chief Executive Officer	0
Malloy Evans	EVP—Single-Family	0
Chryssa Halley	EVP and Chief Financial Officer	0
Jeffery Hayward	EVP and Chief Administrative Officer	14,868
Terry Theologides	EVP, General Counsel, and Corporate Secretary	0
All directors and executive officers as a group (17 persons)(2)		44,014
(1)    Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table, except for 9,146 shares for which one executive officer shares investment and voting power with their spouse. None of our directors, named executives or other executive officers held any series of our preferred stock as of the date of this table.
(2)     Group includes directors and current executive officers.

Fannie Mae 2022 Form 10-K	210

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Beneficial Ownership
Stock Ownership of Greater-Than 5% Holders
The following table shows the beneficial ownership of our common stock by the only persons or entities we know of that hold more than 5% of our common stock as of February 1, 2023.

Beneficial Ownership of Stock by 5%+ Holders
5%+ Holders	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW, Washington, DC 20220
Pershing Square Capital Management, L.P. PS Management GP, LLC William A. Ackman	115,569,796(2)	9.98%
787 Eleventh Avenue, 9th Floor, New York, New York 10019
(1)    In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 14, 2023, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.
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

Overview. We review transactions in which Fannie Mae is a participant and in which any of our directors or executive officers or their immediate family members may have a material interest to determine whether any of those persons has a material interest in the transaction. Our current written policies and procedures for the review, approval or ratification of transactions with related persons that are required to be reported under Item 404(a) of Regulation S-K are set forth in our:
•Director Code of Conduct;
•Corporate Governance Guidelines;
•Nominating and Corporate Governance Committee Charter;
•Board of Directors’ delegation of authorities and reservation of powers;

Fannie Mae 2022 Form 10-K	211

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
Nominating and Corporate Governance Committee Charter; Board Delegation of Authorities and Reservation of Powers. The Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities and reservation of powers require the Nominating and Corporate Governance Committee to approve transactions with any director, nominee for director or executive officer, or any immediate family member of a director, nominee for director or executive officer that are required to be disclosed pursuant to Item 404 of Regulation S-K.
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

Fannie Mae 2022 Form 10-K	212

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
Treasury Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement was subsequently amended on September 26, 2008, May 6, 2009, December 24, 2009 and August 17, 2012. We, through FHFA, in its capacity as conservator, and Treasury entered into letter agreements modifying the terms of the senior preferred stock purchase agreement and the senior preferred stock on December 21, 2017, September 27, 2019 and January 14, 2021. In addition, we, through FHFA, in its capacity as conservator, and Treasury entered into a letter agreement on September 14, 2021 that temporarily suspended some of the provisions added to the senior preferred stock purchase agreement pursuant to the January 14, 2021 letter agreement. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for a description of the terms, as amended, of the senior preferred stock purchase agreement, the senior preferred stock and the warrant.
As of December 31, 2022, we had received an aggregate of $119.8 billion from Treasury under the senior preferred stock purchase agreement, none of which was received in 2022, and the remaining amount of funding available to us under the agreement was $113.9 billion. Through December 31, 2022, we had paid an aggregate of $181.4 billion to Treasury in dividends on the senior preferred stock, none of which was paid in 2022.
Treasury Making Home Affordable Program
In 2009, Treasury launched the Making Home Affordable Program to help struggling homeowners avoid foreclosure and engaged us as program administrator for loans modified under the Home Affordable Modification Program, or HAMP, and other initiatives under the Making Home Affordable Program. HAMP was aimed at helping borrowers by modifying their mortgage loan to make their payments more affordable. In 2022, our principal activities as program administrator included:
•supporting servicers and managing the process for servicers to report modification activity and program performance;
•calculating incentive compensation consistent with program guidelines;
•acting as record-keeper for executed loan modifications and program administration; and
•performing other tasks as directed by Treasury from time to time.

Fannie Mae 2022 Form 10-K	213

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons

Although borrowers could apply for modifications under HAMP only through 2016, our role as program administrator continues in order to administer remaining incentives payable under the program and to continue record-keeping for completed modification activity and performance.
Under our arrangement, Treasury has compensated us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect we will have received an aggregate of approximately $559 million from Treasury for our work as program administrator from 2009 through 2022, as well as an additional amount of approximately $155 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to receive reimbursements from Treasury for our work through the completion of our role as program administrator later in 2023.
Obligation to Pay TCCA Fees to Treasury
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points in April 2012. In November 2021, the Infrastructure Investment and Jobs Act was enacted, which extended to October 1, 2032 our obligation under the TCCA to collect 10 basis points in guaranty fees on single-family residential mortgages delivered to us and pay the associated revenue to Treasury. In January 2022, FHFA advised us to continue to pay these TCCA fees to Treasury with respect to all single-family loans acquired by us before October 1, 2032, and to continue to remit these amounts to Treasury on and after October 1, 2032 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. In 2022, we recognized $3.4 billion for our obligations to Treasury under the TCCA.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. In December 2014, FHFA directed us to set aside amounts for these contributions during each fiscal year, except for any fiscal year for which a draw from Treasury was made under the terms of the senior preferred stock purchase agreement, or in which such allocation or transfer would cause such a draw. We paid $598 million to the funds in 2022 based on our new business purchases in 2021. Pursuant to the GSE Act and directions from FHFA, we paid $209 million of this amount to Treasury’s Capital Magnet Fund and $389 million of this amount to HUD’s Housing Trust Fund.
Our new business purchases were $684.5 billion for the year ended December 31, 2022. Accordingly, we recognized an expense of $287 million related to this obligation for the year ended December 31, 2022. Of this amount, $101 million is payable to Treasury’s Capital Magnet Fund and $186 million is payable to HUD’s Housing Trust Fund. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” for more information regarding the GSE Act’s affordable housing allocation requirements.
Transactions with Enterprise Community Partners, Inc.
Prior to joining Fannie Mae in December 2022, Priscilla Almodovar, who is our Chief Executive Officer and a director, served as President and Chief Executive Officer of Enterprise Community Partners, Inc. (“Enterprise”), which invests in communities nationwide to address affordable housing challenges and expand access to investment capital. A portion of Ms. Almodovar’s 2022 compensation from Enterprise was based on Enterprise’s performance.
We have business relationships with Enterprise or entities Enterprise owns or in which Enterprise has an interest. These relationships include the following:
•LIHTC equity investments. We have made and expect in the future to make equity investments in LIHTC funds for which a subsidiary of Enterprise serves as the LIHTC syndicator and fund manager. In 2022, we entered into LIHTC fund agreements with Enterprise pursuant to which we anticipate investing approximately $200 million, only a portion of which had been funded as of December 31, 2022. Enterprise’s subsidiary receives syndication fees from LIHTC funds at the time of the original investment and ongoing asset management fees relating to managing investments of these LIHTC funds.
•Affordable loan purchases. We purchase loans that support affordable housing through various lenders. In some cases, Enterprise, in its capacity as a LIHTC syndicator and fund manager, has invested in and manages a LIHTC fund that has a limited partnership interest in the underlying borrower for a loan purchased by us.
•DUS lender relationship. Enterprise owns a controlling interest in Bellwether Enterprise Real Estate Capital, LLC, which is the parent company of a Fannie Mae DUS lender (“Bellwether”). We regularly enter into

Fannie Mae 2022 Form 10-K	214

Certain Relationships and Related Transactions, and Director Independence | Transactions with Related Persons

transactions with Bellwether in the ordinary course of this business relationship, including securitizations of multifamily mortgage loans and trades in multifamily Fannie Mae MBS. As a DUS lender, Bellwether receives servicing fees from the borrower in connection with such loans and is obligated to share in the loss of any loan that it delivers to us that subsequently defaults. As of December 31, 2022, we held less than $10 billion in loans acquired from and serviced by Bellwether, measured by unpaid principal balance.
•Consulting and advisory services; conference sponsorship. Enterprise provides certain consulting and advisory services to us relating to multifamily and affordable housing and also hosts conferences on affordable housing issues. In 2022, we paid Enterprise approximately $250,000 in connection with these services and conference sponsorship.
Our relationships with Enterprise and Enterprise-related entities are customary arms’-length commercial relationships, comparable to those that we have with other participants in the multifamily mortgage industry. We believe our transactions with Enterprise and its related entities contributed to less than 15% of Enterprise’s 2021 revenue.
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
Our Board of Directors
Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee of the Board, has reviewed the independence of all current Board members pursuant to the requirements described in “Independence Requirements” above. Based on its review, the Board has determined that all of our current directors are independent under these director independence requirements other than Ms. Almodovar (who is our Chief Executive Officer).
In determining the independence of our current Board members other than Ms. Almodovar, the Board of Directors considered the following relationships, transactions or arrangements and determined they were not material to the independence of these Board members and would not interfere with the director’s independent judgment:
•Board Memberships with Business Partners. Ms. Alving, Ms. Glover, Mr. Heid, Mr. Herz, Ms. Nordin and Mr. Sánchez are or were directors or advisory Board members of companies that engage in business with Fannie Mae or that have an interest in one or more entities that engage in business with Fannie Mae. The Board considered that each of these directors was solely a director or advisory board member of such company, and none of these directors served in a management role or had ownership interests other than as incidental to their board service. The Board also considered other relevant information including, to the extent available, information regarding payments between these companies and Fannie Mae during the past three years.
•Board Memberships with Companies that Invest in Our Securities. Mr. Herz and Ms. Nordin serve as directors or advisory Board members of companies that invest or may invest in Fannie Mae fixed-income securities. It is generally not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed-income securities as payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. We understand that the investments by these companies in Fannie Mae fixed-income securities are entered into at arm’s length in the ordinary course of business, upon market terms and conditions, and are not entered into at the direction of, or upon approval by, the director in his or her capacity as a director or advisory Board member of these companies.
•Board Memberships with Non-Profits to Which We Have Made Payments. Ms. Glover, Mr. Herz and Ms. Nordin serve as Board members of non-profit organizations that have received payments from Fannie Mae. The amount of these payments fell substantially below the NYSE independence standards’ thresholds of materiality for a

Fannie Mae 2022 Form 10-K	215

Certain Relationships and Related Transactions, and Director Independence | Director Independence

director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
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
◦Mr. Brummer is a professor at Georgetown University Law Center and founder of the DC Fintech Week conference, which in 2022 was co-hosted by Georgetown University Law Center and Fannie Mae, among others. The payments made by Fannie Mae in co-hosting a portion of the event were not made to Georgetown University Law Center or to Mr. Brummer and, had they been paid to Georgetown Law Center, they would have fallen below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
◦Mr. Johnson is currently a professor at the MIT Sloan School of Management and engages in work for the National Bureau of Economic Research. Fannie Mae engages in business transactions with both of these entities. The payments made by Fannie Mae to these entities during the past three years fall below the NYSE independence standards’ thresholds of materiality for a director who is a current employee of a company to which Fannie Mae made, or from which Fannie Mae received, payments.
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
Each of the three persons who served as our Chief Executive Officer or Interim Chief Executive Officer during 2022, Ms. Almodovar, Mr. Benson and Mr. Frater, also served on our Board in connection with such service, and Ms. Almodovar continues to serve on the Board. Ms. Almodovar is not considered an independent director under NYSE independence standards because of her position as Chief Executive Officer. For the same reason, neither Mr. Frater nor Mr. Benson were considered independent directors during 2022.
The Board determined that Sheila Bair and Antony Jenkins, who served as members of our Board until May 2022, met our director independence standards when it assessed their independence in February 2022.
Item 14.  Principal Accounting Fees and Services
The Audit Committee of our Board of Directors is directly responsible for the appointment, oversight and evaluation of our independent registered public accounting firm, subject to conservator approval of matters relating to retention and termination. Deloitte & Touche LLP (Public Company Accounting Oversight Board ID No.34) was our independent registered public accounting firm for the years ended 2022 and 2021. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the SEC.

Fannie Mae 2022 Form 10-K	216

Principal Accounting Fees and Services
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP, including audit fees.

	For the Year Ended December 31,
	2022	2021
Description of fees:
Audit fees	$38,932,500	$38,100,000
Audit-related fees(1)	315,000	315,000
All other fees(2)	219,000	587,000
Total fees	$39,466,500	$39,002,000
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
In 2022, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

Fannie Mae 2022 Form 10-K	217

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

4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008)
4.10	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008)
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

4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008)

Fannie Mae 2022 Form 10-K	218

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

10.11	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective January 1, 2023†

Fannie Mae 2022 Form 10-K	219

Exhibits, Financial Statement Schedules

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

10.19
Letter Agreement between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator, dated September 14, 2021 (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 20, 2021)

10.20	Confidentiality and Proprietary Rights Agreement† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 3, 2021)
10.21
Form of Covered Employee Statement Under Confidentiality and Proprietary Rights Agreement† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 15, 2022)

10.22	Form of Covered Employee Statement Under Confidentiality and Proprietary Rights Agreement (first used with 2023 executive compensation)†
10.23
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
99.1
Fourth Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC, dated as of January 21, 2021 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 3, 2022)

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
*    The financial information contained in these XBRL documents is unaudited.
Item 16.  Form 10-K Summary
None.

Fannie Mae 2022 Form 10-K	220

Signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

/s/ Priscilla Almodovar
Priscilla Almodovar Chief Executive Officer
Date: February 14, 2023

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Priscilla Almodovar and Chryssa C. Halley, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Heid	Chair of the Board of Directors	February 14, 2023
Michael J. Heid

/s/ Priscilla Almodovar	Chief Executive Officer and Director	February 14, 2023
Priscilla Almodovar

/s/ Chryssa C. Halley	Executive Vice President and Chief Financial Officer	February 14, 2023
Chryssa C. Halley

/s/ James L. Holmberg	Senior Vice President and Controller	February 14, 2023
James L. Holmberg

/s/ Amy E. Alving	Director	February 14, 2023
Amy E. Alving

Fannie Mae 2022 Form 10-K	221

Signatures

Signature	Title	Date

/s/ Christopher J. Brummer	Director	February 14, 2023
Christopher J. Brummer

/s/ Renée L. Glover	Director	February 14, 2023
Renée L. Glover

/s/ Robert H. Herz	Director	February 14, 2023
Robert H. Herz

/s/ Simon Johnson	Director	February 14, 2023
Simon Johnson

/s/ Karin Kimbrough	Director	February 14, 2023
Karin Kimbrough

/s/ Diane C. Nordin	Director	February 14, 2023
Diane C. Nordin

/s/ Manuel Sánchez Rodríguez	Director	February 14, 2023
Manuel Sánchez Rodríguez

Fannie Mae 2022 Form 10-K	222

Fannie Mae 2022 Form 10-K	F-1

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity (deficit) for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
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

Fannie Mae 2022 Form 10-K	F-2

Report of Independent Registered Public Accounting Firm

incorporates estimates produced by the Company’s internal models, which include the probability of prepayment, default rates, and loss severity in the event of default. The modeled estimates are adjusted when management believes the model does not capture the entirety of losses it expects to incur. Accordingly, the estimate of lifetime expected credit losses requires significant management judgments and assumptions about highly complex and inherently uncertain matters.
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
•With the assistance of our credit specialists, we evaluated the internal models, including inputs into and the resulting estimates of the expected cash flows, including the probability of prepayment, default rates and loss severity in the event of default.
•With the assistance of our credit specialists, we evaluated management’s assumptions. For single-family loans, we evaluated the assumptions for forecasted home price growth and projected interest rates. For multifamily loans, we evaluated management’s assumptions related to forecasts of property rental income and property valuations.
•We tested the accuracy of historical loan performance data and current economic data consumed by the internal models used to calculate expected credit losses.
•We evaluated the appropriateness of economic and other forecasts used in internal models, including the reversion period applied for periods beyond the reasonable and supportable forecast period.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 14, 2023
We have served as the Company’s auditor since 2005.

Fannie Mae 2022 Form 10-K	F-3

Financial Statements | Consolidated Balance Sheets
FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions)

	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$57,987	$42,448
Restricted cash and cash equivalents (includes $23,348 and $59,203, respectively, related to consolidated trusts)	29,854	66,183
Securities purchased under agreements to resell (includes $3,475 and $13,533, respectively, related to consolidated trusts)	14,565	20,743
Investments in securities, at fair value	50,825	89,043
Mortgage loans:
Loans held for sale, at lower of cost or fair value	2,033	5,134
Loans held for investment, at amortized cost:
Of Fannie Mae	52,081	61,025
Of consolidated trusts	4,071,669	3,907,712
Total loans held for investment (includes $3,645 and $4,964, respectively, at fair value)	4,123,750	3,968,737
Allowance for loan losses	(11,347)	(5,629)
Total loans held for investment, net of allowance	4,112,403	3,963,108
Total mortgage loans	4,114,436	3,968,242
Advances to lenders	1,502	8,414
Deferred tax assets, net	12,911	12,715
Accrued interest receivable, net (includes $9,241 and $8,878 related to consolidated trusts and net of allowance of $111 and $140, respectively)	9,821	9,264
Other assets	13,387	12,114
Total assets	$4,305,288	$4,229,166
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,347 and $8,517, respectively, related to consolidated trusts)	$9,917	$9,186
Debt:
Of Fannie Mae (includes $1,161 and $2,381, respectively, at fair value)	134,168	200,892
Of consolidated trusts (includes $16,260 and $21,735, respectively, at fair value)	4,087,720	3,957,299
Other liabilities (includes $1,748 and $1,245, respectively, related to consolidated trusts)	13,206	14,432
Total liabilities	4,245,011	4,181,809
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $180,339 and $163,672, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(73,011)	(85,934)
Accumulated other comprehensive income	35	38
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant for information on the related dividend obligation and liquidation preference)	60,277	47,357
Total liabilities and equity	$4,305,288	$4,229,166
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2022 Form 10-K	F-4

Financial Statements | Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Interest income:
Investments in securities	$1,828	$582	$972
Mortgage loans	117,813	98,930	106,316
Other	656	163	281
Total interest income	120,297	99,675	107,569
Interest expense:
Short-term debt	(76)	(4)	(182)
Long-term debt	(90,798)	(70,084)	(82,521)
Total interest expense	(90,874)	(70,088)	(82,703)
Net interest income	29,423	29,587	24,866
Benefit (provision) for credit losses	(6,277)	5,130	(678)
Net interest income after benefit (provision) for credit losses	23,146	34,717	24,188
Investment gains (losses), net	(297)	1,352	907
Fair value gains (losses), net	1,284	155	(2,501)
Fee and other income	312	361	462
Non-interest income (loss)	1,299	1,868	(1,132)
Administrative expenses:
Salaries and employee benefits	(1,671)	(1,493)	(1,554)
Professional services	(850)	(817)	(921)
Other administrative expenses	(808)	(755)	(593)
Total administrative expenses	(3,329)	(3,065)	(3,068)
TCCA fees	(3,369)	(3,071)	(2,673)
Credit enhancement expense	(1,323)	(1,051)	(1,361)
Change in expected credit enhancement recoveries	727	(194)	233
Other expenses, net	(918)	(1,255)	(1,308)
Total expenses	(8,212)	(8,636)	(8,177)
Income before federal income taxes	16,233	27,949	14,879
Provision for federal income taxes	(3,310)	(5,773)	(3,074)
Net income	12,923	22,176	11,805
Other comprehensive loss	(3)	(78)	(15)
Total comprehensive income	$12,920	$22,098	$11,790
Net income	$12,923	$22,176	$11,805
Dividends distributed or amounts attributable to senior preferred stock	(12,920)	(22,098)	(11,790)
Net income attributable to common stockholders	$3	$78	$15
Earnings per share:
Basic	$0.00	$0.01	$0.00
Diluted	0.00	0.01	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867	5,867
Diluted	5,893	5,893	5,893
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2022 Form 10-K	F-5

Financial Statements | Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$12,923	$22,176	$11,805
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(5,731)	(10,763)	(9,190)
Net impact of hedged mortgage assets and debt	(423)	(268)	—
Provision (benefit) for credit losses	6,277	(5,130)	678
Valuation (gains) losses	361	(1,996)	(2,618)
Current and deferred federal income taxes	(200)	300	3,152
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(1,782)	(1,780)	(924)
Net change in accrued interest receivable	(1,826)	(618)	(2,749)
Net change in servicer advances	(217)	(2,131)	932
Other, net	(343)	438	(361)
Net change in trading securities	34,787	46,983	(73,659)
Net cash provided by (used in) operating activities	43,826	47,211	(72,934)
Cash flows provided by investing activities:
Purchases of loans held for investment	(247,016)	(649,238)	(766,699)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	7,609	11,212	10,672
Proceeds from sales of loans acquired as held for investment of Fannie Mae	7,501	17,130	8,744
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	492,715	1,093,058	1,120,473
Advances to lenders	(178,450)	(393,016)	(339,043)
Proceeds from disposition of acquired property and preforeclosure sales	2,694	3,536	5,991
Net change in federal funds sold and securities purchased under agreements to resell	6,178	7,457	(14,622)
Other, net	(1,103)	711	1,169
Net cash provided by investing activities	90,128	90,850	26,685
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	340,708	317,867	580,220
Payments to redeem debt of Fannie Mae	(403,967)	(405,368)	(472,795)
Proceeds from issuance of debt of consolidated trusts	469,955	1,097,497	1,091,242
Payments to redeem debt of consolidated trusts	(561,440)	(1,155,118)	(1,097,692)
Other, net	—	69	(510)
Net cash provided by (used in) financing activities	(154,744)	(145,053)	100,465
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(20,790)	(6,992)	54,216
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	108,631	115,623	61,407
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$87,841	$108,631	$115,623
Cash paid during the period for:
Interest	$101,469	$106,205	$113,878
Income taxes	3,511	5,500	3,950
Non-cash activities:
Mortgage loans acquired by assuming debt or advances to lenders	$185,205	$398,026	$369,733
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	265,066	663,849	709,451
Transfers from advances to lenders to loans held for investment of consolidated trusts	185,203	384,700	318,426
Net transfers from mortgage loans to acquired property	2,344	3,000	3,940

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2022 Form 10-K	F-6

Financial Statements | Consolidated Statements of Changes in Equity (Deficit)

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2019	1	556	1,158	$120,836	$19,130	$687	$(118,776)	$131	$(7,400)	$14,608
Transition impact, net of tax, from the adoption of the current expected credit loss standard	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance as of January 1, 2020, adjusted	1	556	1,158	120,836	19,130	687	(119,915)	131	(7,400)	13,469
Comprehensive income:
Net income	—	—	—	—	—	—	11,805	—	—	11,805
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $3)	—	—	—	—	—	—	—	(12)	—	(12)
Reclassification adjustment for gains included in net income (net of taxes of $3)	—	—	—	—	—	—	—	(11)	—	(11)
Other (net of taxes of $2)	—	—	—	—	—	—	—	8	—	8
Total comprehensive income										11,790
Balance as of December 31, 2020	1	556	1,158	120,836	19,130	687	(108,110)	116	(7,400)	25,259
Comprehensive income:
Net income:	—	—	—	—	—	—	22,176	—	—	22,176
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $4)	—	—	—	—	—	—	—	(18)	—	(18)
Reclassification adjustment for gains included in net income (net of taxes of $13)	—	—	—	—	—	—	—	(49)	—	(49)
Other (net of taxes of $3 )	—	—	—	—	—	—	—	(11)	—	(11)
Total comprehensive income										22,098
Balance as of December 31, 2021	1	556	1,158	120,836	19,130	687	(85,934)	38	(7,400)	47,357
Comprehensive income:
Net income	—	—	—	—	—	—	12,923	—	—	12,923
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $8)	—	—	—	—	—	—	—	(33)	—	(33)
Reclassification adjustment for gains included in net income (net of taxes of $3)	—	—	—	—	—	—	—	13	—	13
Other (net of taxes of $4)	—	—	—	—	—	—	—	17	—	17
Total comprehensive income										12,920
Balance as of December 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(73,011)	$35	$(7,400)	$60,277

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2022 Form 10-K	F-7

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
FANNIE MAE
(In conservatorship)
Notes to Consolidated Financial Statements
1.  Summary of Significant Accounting Policies
Organization
Fannie Mae is a leading source of financing for mortgages in the United States. We are a shareholder-owned corporation organized as a government-sponsored entity (“GSE”) and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). We were chartered by Congress to provide liquidity and stability to the residential mortgage market and to promote access to mortgage credit. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“Treasury”). The U.S. government does not guarantee our securities or other obligations.
We operate in the secondary mortgage market, primarily working with lenders who originate loans to borrowers. We do not originate loans or lend money directly to consumers in the primary mortgage market. Instead, we acquire and securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities (“MBS”) that we guarantee; purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date; manage mortgage credit risk; and engage in other activities that increase the supply of affordable housing.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-8

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
into receivership at the Director’s discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which would likely lead to substantially different financial results. Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. We are not aware of any plans of FHFA (1) to fundamentally change our business model, or (2) to reduce the aggregate amount available to or held by the company under our equity structure, which includes the senior preferred stock purchase agreement.
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
•FHFA may release us from conservatorship without Treasury’s consent after (1) all currently pending significant litigation relating to the conservatorship and to the August 2012 amendment to the senior preferred stock purchase agreement has been resolved, and (2) our common equity tier 1 capital, together with any other common stock that we may issue in a public offering, equals or exceeds 3% of our adjusted total assets (as defined in the enterprise regulatory capital framework).
•New restrictive covenants were added relating to our single-family and multifamily business activities.
On September 14, 2021, Fannie Mae, through FHFA acting in its capacity as Fannie Mae’s conservator, entered into a letter agreement with Treasury temporarily suspending certain of the restrictive business covenants that were added in the January 2021 letter agreement amending the senior preferred stock purchase agreement. Under the terms of the September 2021 letter agreement, the suspension of these provisions will terminate six months after Treasury so notifies us.
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of December 31, 2022, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018.
The aggregate liquidation preference of the senior preferred stock increased to $180.3 billion as of December 31, 2022 and will further increase to $181.8 billion as of March 31, 2023 due to the $1.4 billion increase in our net worth during the fourth quarter of 2022.
Both the January and September 2021 letter agreements have been accounted for as modifications of the senior preferred stock purchase agreement. As a result, there is no change in the carrying value of the senior preferred stock.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-9

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
The terms of the senior preferred stock purchase agreement, as amended, including Treasury’s funding commitment, are described more fully in “Note 11, Equity.” The enterprise regulatory capital framework is discussed in “Note 12, Regulatory Capital Requirements.”
Senior Preferred Stock
For information about the senior preferred stock, see “Note 11, Equity.”
Warrant
On September 7, 2008, we, through FHFA in its capacity as conservator, issued to Treasury a warrant to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date the warrant is exercised. The warrant may be exercised, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted earnings per share. The weighted-average shares of common stock outstanding for 2022, 2021 and 2020 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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
In addition to MBS issuances and retained earnings, we fund our business through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Accordingly, we are subject to “roll over,” or refinancing, risk on our outstanding debt. Our ability to issue long-term debt has been strong primarily due to actions taken by the federal government to support our business and our debt securities.
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
Related Parties
Because Treasury holds a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2022, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $180.3 billion. See “Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant” above for additional information on transactions under this agreement.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-10

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
In the ordinary course of business, Fannie Mae may purchase and sell securities issued by Treasury and Freddie Mac in the capital markets. Some of the structured securities we issue are backed in whole or in part by Freddie Mac securities. Fannie Mae and Freddie Mac each have agreed to indemnify the other party for losses caused by: its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued; its failure to meet its obligations under the customer services agreement; its violations of laws; or with respect to material misstatements or omissions in offering documents, ongoing disclosures and materials relating to the underlying resecuritized securities. Additionally, we make regular income tax payments to and receive tax refunds from the Internal Revenue Service (“IRS”), a bureau of Treasury.
Transactions with Treasury
Treasury Making Home Affordable Program
Our administrative expenses were reduced by $15 million, $17 million and $19 million for the years ended December 31, 2022, 2021 and 2020, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
Obligation to Pay TCCA Fees to Treasury
In December 2011, Congress enacted the Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points in April 2012. The resulting fee revenue and expense are recorded in “Interest income: Mortgage loans” and “TCCA fees,” respectively, in our consolidated statements of operations and comprehensive income.
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
We recognized $3.4 billion, $3.1 billion and $2.7 billion in TCCA fees during the years ended December 31, 2022, 2021 and 2020, respectively, of which $854 million and $801 million had not been remitted as of December 31, 2022 and 2021, respectively.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital Magnet Fund. We recognized $101 million, $209 million and $211 million in “Other expenses, net” in connection with Treasury’s Capital Magnet Fund for the years ended December 31, 2022, 2021 and 2020, respectively. We paid $209 million and $211 million to Treasury’s Capital Magnet Fund in 2022 and 2021, respectively. In 2023, we expect to pay $101 million to Treasury’s Capital Magnet Fund based on our new business purchases in 2022.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our consolidated statements of operations and comprehensive income, of $132 million, $140 million and $139 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-11

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Transactions with CSS and Freddie Mac
We contributed funds to CSS, the company we jointly own with Freddie Mac, of $65 million, $76 million and $88 million for the years ended December 31, 2022, 2021 and 2020, respectively. These contributions are recorded in “Other expenses, net” in our consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-12

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Measurement of Consolidated Assets and Liabilities
When we are the transferor of assets into a VIE that we consolidate at the time of the transfer, we continue to recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if we had not transferred them, and no gain or loss is recognized. For all other VIEs that we consolidate (that is, those for which we are not the transferor), we recognize the assets and liabilities of the VIE in our consolidated financial statements at fair value, and we recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities recognized upon consolidation. However, for the securitization trusts established under our lender swap program, no gain or loss is recognized if the trust is consolidated at formation as there is no difference in the respective fair value of (1) and (2) above. We record gains or losses that are associated with the consolidation of VIEs as a component of “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
If we cease to be deemed the primary beneficiary of a VIE, we deconsolidate the VIE. We use fair value to measure the initial cost basis for any retained interests that are recorded upon the deconsolidation of a VIE. Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-13

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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-14

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
we may also be exposed to prepayment risk via our ownership of securities issued by these trusts. We do not have the ability via our involvement with a multi-class resecuritization trust to impact either the credit risk or prepayment risk to which we are exposed. Therefore, we have concluded that we do not have the characteristics of a controlling financial interest and do not consolidate multi-class resecuritization trusts unless we have the unilateral right to dissolve the trust. This ability exists only when we hold 100% of the outstanding beneficial interests issued by the resecuritization trust.
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
When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the net proceeds from the sale is recorded as a component of “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. Retained interests are primarily derived from transfers associated with our portfolio securitizations in the form of Fannie Mae securities. We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the “Investments in Securities” section of this note.
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
“Restricted cash and cash equivalents” in our consolidated balance sheets represents cash advanced to the extent such amounts are due to, but have not yet been remitted to, MBS certificateholders. Similarly, when we or our servicers collect and hold cash that is due to certain Fannie Mae MBS trusts in advance of our requirement to remit these amounts to the trusts, we recognize the collected cash amounts as restricted cash. In addition, we recognize restricted cash when we and our servicers advance payments on delinquent loans to consolidated Fannie Mae MBS trusts, which have not yet been remitted to MBS certificateholders. Cash may also be recognized as restricted cash as a result of restrictions related to certain consolidated partnership funds as well as for certain collateral arrangements for which we do not have the right to use the cash. Fannie Mae, in its role as trustee, invests funds held by consolidated trusts directly in eligible short-term third-party investments, which may include investments in cash equivalents that are composed of overnight repurchase agreements and U.S. Treasuries that have a maturity at the date of acquisition of three months or less. The funds underlying these short-term investments are restricted per the trust agreements.
In the presentation of our consolidated statements of cash flows, we present cash flows from derivatives that do not contain financing elements and mortgage loans held for sale at acquisition as operating activities. We present cash flows from securities purchased under agreements to resell as investing activities. Cash flows from securities sold under agreements to repurchase are presented as financing activities in “Other, net.” We classify cash flows from trading securities based on their nature and purpose.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-15

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
Investments in Securities
Securities Classified as Trading or Available-for-Sale
We classify and account for our securities as either trading or available-for-sale (“AFS”). We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. We include interest and dividends on securities in our consolidated statements of operations and comprehensive income. Interest income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in accumulated other comprehensive income, net of income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. As of December 31, 2022 and 2021, we did not have any securities classified as held-to-maturity.
Fannie Mae MBS included in “Investments in securities, at fair value”
When we own Fannie Mae MBS issued by unconsolidated trusts, we do not derecognize any components of the guaranty assets, guaranty obligations, or any other outstanding recorded amounts associated with the guaranty transaction because our contractual obligation to the MBS trust remains in force until the trust is liquidated. We determine the fair value of Fannie Mae MBS based on observable market prices because most Fannie Mae MBS are actively traded. For any subsequent purchase or sale, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting.
Impairment of Available-for-Sale Securities
An AFS debt security is impaired if the fair value of the investment is less than its amortized cost basis. In these circumstances, we separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize as an allowance in “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income, and the amount related to all other factors, which we recognize in “Other comprehensive loss,” net of taxes, in our consolidated statements of operations and comprehensive income. Credit losses are evaluated on an individual security basis and are limited to the difference between the fair value of the debt security and its amortized cost basis. If we intend to sell a debt security or it is more likely than not that we will be required to sell the debt security before recovery, any allowance for credit losses on the debt security is reversed and the amortized cost basis of the debt security is written down to its fair value through “Investment gains (losses), net.”
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-16

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
Nonaccrual Loans
For single-family loans negatively impacted by the COVID-19 pandemic, we continue to recognize interest income for up to six months of delinquency provided that the loan was either current as of March 1, 2020 or originated after March 1, 2020. We continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured. For multifamily loans that are in a forbearance arrangement and that have been negatively impacted by the pandemic, we continue to recognize interest income for up to six months of delinquency and then place them on nonaccrual status when the borrower is six months past due.
For loans that have been negatively impacted by COVID-19, we establish a valuation allowance for expected credit losses on the accrued interest receivable balance applying the process that we have established for both single-family and multifamily loans. The credit expense related to this valuation allowance is classified as a component of the provision for credit losses. Accrued interest receivable is written off when the amount is deemed to be uncollectible. Loans that are in active forbearance arrangements are not evaluated for write-off.
For loans not subject to the COVID-19-related nonaccrual policy, we discontinue accruing interest when we believe collectability of principal and interest is not reasonably assured, which for both single-family and multifamily loans is generally when the loan becomes two or more months past due according to its contractual terms. A loan is reported as past due if a full payment of principal and interest is not received within one month of its due date. When a loan is placed on nonaccrual status based on delinquency status, we write-off the accrued interest receivable and reverse previously accrued interest through interest income.
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
For single-family loans, we recognize any contractual interest payments received on the loan while on nonaccrual status as a reduction of accrued interest receivable, if any, and then recognize interest income on a cash basis. For multifamily loans we apply any payment received on a cost recovery basis to reduce amortized cost of the mortgage loan. Thus, we do not recognize any interest income on a multifamily loan placed on nonaccrual status until the amortized cost of the loan has been reduced to zero.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-17

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Cost basis adjustments on held-for-investment loans are amortized into interest income over the contractual life of the loan using the effective interest method. No amortization is recognized during periods in which the loan is on non-accrual status.
A nonaccrual loan is returned to accrual status when the collectability of principal and interest in full is reasonably assured. We generally determine that collectability is reasonably assured when the loan returns to current payment status. If a loan is restructured for a borrower experiencing financial difficulty, we require a performance period of up to 6 months before we return the loan to accrual status. Upon a loan’s return to accrual status, we resume the recognition of interest income and the amortization of cost basis adjustments, if any, into interest income. If interest is capitalized pursuant to a restructuring, any capitalized interest that had not been previously recognized as interest income or that had been reversed through interest income when the loan was placed on nonaccrual status is recorded as a discount to the loan and amortized over the remaining contractual life of the loan.
Allowance for Loan Losses
Our allowance for loan losses is a valuation account that is deducted from the amortized cost basis of HFI loans to present the net amount expected to be collected on the loans. The allowance for loan losses reflects an estimate of expected credit losses on single-family and multifamily HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. Estimates of credit losses are based on expected cash flows derived from internal models that estimate loan performance under simulated ranges of economic environments. Our modeled loan performance is based on our historical experience of loans with similar risk characteristics, adjusted to reflect current conditions and reasonable and supportable forecasts. Our historical loss experience and our credit loss estimates capture the possibility of remote events that could result in credit losses on loans that are considered low risk. The allowance for loan losses does not consider benefits from freestanding credit enhancements, such as our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk Transfer™ (“CIRT™”) programs and multifamily Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing arrangements, which are recorded in “Other assets” in our consolidated balance sheets.
Changes to our estimate of expected credit losses, including changes due to the passage of time, are recorded through the “Benefit (provision) for credit losses.” When calculating our allowance for loan losses, we consider only our amortized cost in the loans at the balance sheet date. We record write-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record write-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible and upon the transfer of a nonperforming loan from HFI to HFS. The excess of a loan’s amortized cost over its fair value is treated as a write-off loss that is deducted from the allowance for loan losses. We include expected recoveries of amounts previously written off and expected to be written off in determining our allowance for loan losses.
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
The two primary drivers of our forecasted economic environments are interest rates and home prices. Our model projects the range of possible interest rate scenarios over the life of the loan based on actual interest rates and observed option pricing volatility in the capital markets. For single-family home prices, we develop regional forecasts based on Metropolitan Statistical Area data using a multi-path simulation that captures home price projections over a five-year period, the period for which we can develop reasonable and supportable forecasts. After the five-year period, the home price forecast reverts to a historical long-term growth rate.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-18

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
Expected cash flows on the loan are discounted at the effective interest rate on the loan, adjusted for expected prepayments. We update the discount rate of the loan each reporting period to reflect changes in expected prepayments.
We may modify loans to borrowers experiencing financial difficulty as part of our loss mitigation activities. We consider the effects of actual restructurings in our estimate of expected credit losses.
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
Restructured Loans
As described in “New Accounting Guidance” below, effective January 1, 2022. we adopted the guidance related to the elimination of the recognition and measurement of troubled debt restructurings (“TDRs”) and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty using the prospective transition method. Pursuant to this guidance, when a single-family loan is restructured, we continue to measure impairment on the loan using a discounted cash flow approach that utilizes a prepayment-adjusted discount rate that is based on the loan’s restructured terms. Using a post-restructuring interest rate does not result in the recognition of an economic concession in the allowance for loan losses. Additionally, loan modifications to single-family and multifamily borrowers are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Modifications made by Fannie Mae for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates.
Prior to our adoption of this guidance, most of our restructurings were accounted for as TDRs. Under the TDR accounting model, we used the discount rate that was in effect prior to the restructuring to measure impairment on single-family loans which resulted in the recognition, in the allowance for loan losses, of the economic concession that we granted to borrowers as part of the loan restructuring. The measurement of the impairment on multifamily loans was not significantly impacted by our adoption of this guidance since the allowance for these loans is not measured based on a discounted cash flow approach.
As we have elected a prospective transition for the TDR-elimination guidance effective January 1, 2022, the economic concession on a single-family loan that was previously restructured and accounted for as a TDR will continue to be measured in our allowance for loan losses using the discount rate that was in effect prior to the restructuring and the economic concession may increase or decrease as we update our cash flow assumptions related to the loan’s expected life. Further, the component of the allowance for loan losses representing economic concessions will decrease as the borrower makes payments in accordance with the restructured terms of the mortgage loan and as the loan is sold, liquidated, or subsequently restructured.
In general, the effect of our current accounting for loan modifications is consistent with the accounting that we applied under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to modifications of loans not previously restructured in a TDR. The CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19 beginning March 2020 through December 31, 2021.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-19

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
Acquired Property, Net
We recognize foreclosed property (i.e., “Acquired property, net”) upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We present foreclosed property in “Other assets” in our consolidated balance sheets. We held $1.6 billion and $1.3 billion of acquired property, net as of December 31, 2022 and December 31, 2021, respectively. We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our amortized cost in the loan over the fair value less estimated costs to sell the property as a write-off to the “Allowance for loan losses” in our consolidated balance sheets. Any excess of the fair value less estimated costs to sell the property over our amortized cost in the loan is recognized first to recover any previously written-off amounts, then to recover any forgone, contractually due interest, and lastly to “Other expenses, net” in our consolidated statements of operations and comprehensive income.
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
We recognize a loss for any subsequent write-down of the property to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to “Other expenses, net” in our consolidated statements of operations and comprehensive income. We recognize a recovery for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize gains or losses on sales of foreclosed property through “Other expenses, net” in our consolidated statements of operations and comprehensive income.
Properties that do not meet the criteria to be classified as HFS are classified as held for use. These properties are depreciated and are evaluated for impairment when circumstances indicate that the carrying amount of the property is no longer recoverable.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-20

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
The recognition of basis adjustments on the hedged item and the subsequent amortization are noncash activities and are removed from net income to derive the “Net cash provided by operating activities” in our consolidated statements of cash flows. Cash paid or received on designated derivative instruments during a hedging relationship is reported as “Net cash provided by operating activities” in the consolidated statements of cash flows.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-21

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
Non-Cash Collateral
We classify securities pledged to counterparties as either “Investments in securities, at fair value” or “Cash and cash equivalents” in our consolidated balance sheets. Securities pledged to counterparties that have been consolidated with the underlying assets recognized as loans are included as “Mortgage loans” in our consolidated balance sheets.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-22

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
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock, which increase the liquidation preference as described above in “Senior Preferred Stock Purchase Agreement, Senior Preferred Stock and Warrant.” Weighted average common shares includes 4.7 billion shares for the years ended December 31, 2022, 2021 and 2020, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2022, 2021 and 2020.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted-average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our diluted EPS weighted-average shares outstanding includes 26 million shares of convertible preferred stock for the years ended December 31, 2022, 2021 and 2020. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an anti-dilutive effect.
New Accounting Guidance
Adoption of ASU 2022-02
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) in March 2022. As noted above, effective January 1, 2022, we adopted the amendments within ASU 2022-02 related to the elimination of the recognition and measurement of TDRs and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty using the prospective transition method. At adoption of this guidance, there was no material impact on our financial statements.
The amendments in ASU 2022-02 that we have not adopted as of December 31, 2022, as permitted in the guidance, require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. These amendments are effective for fiscal years beginning after December 15, 2022 for creditors that have adopted the amendments in Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We plan to include the required disclosures in our Form 10-Q filing for the period ended March 31, 2023, which is not expected to have a material impact on our financial statements.
Fair Value Hedging - Portfolio Layer Method
On March 28, 2022, the FASB issued ASU 2022-01, Fair Value Hedging – Portfolio Layer Method, which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. The ASU expands the scope of the current last-of-layer method to allow entities to apply this method, renamed the portfolio layer method, to non-prepayable financial assets and to designate multiple hedge relationships within a single closed portfolio of financial assets. Additionally, the ASU clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be considered when measuring credit losses on the financial assets included in the closed portfolio. Further, the ASU clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-23

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies
The ASU is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those years. The adoption of this guidance on January 1, 2023 is not expected to have a material impact on our financial statements.
Reference Rate Reform
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which extends the period of optional temporary relief provided to entities to ease the potential burden of transitioning away from LIBOR and other discontinued interest rates. The FASB had previously issued guidance that provided optional practical expedients and exceptions under GAAP related to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued but had limited that relief to contract modifications made and hedging relationships entered into through December 31, 2022 (the “sunset date”). The ASU, which is effective immediately, extends the sunset date to December 31, 2024. The adoption of this guidance did not have a material impact on our financial statements.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-24

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
SPVs Associated with Our Credit Risk Transfer Programs
We transfer mortgage credit risk to investors through CAS REMIC and CAS credit-linked note (“CLN”) trusts. In October 2019, we issued our first Multifamily Connecticut Avenue Securities (“MCAS”) transaction, which is a CAS CLN, and in December 2019, we issued our first single-family CAS CLN. The structure of CAS CLNs is similar to CAS REMICs; however, CAS CLNs allow us to transfer risk on reference pools containing seasoned loans. Since the REMIC election was not made on the loans in the reference pools at the time of acquisition, these trusts do not qualify as REMICs. Each CAS trust is a separate legal entity which issues notes that are fully collateralized by amounts deposited into a collateral account held by the CAS trust. To the extent that collateral held by the CAS trust and the earnings thereon are insufficient relative to the payments due to holders of the CAS notes, we may be required to make payments to the CAS trust. The CAS trusts qualify as VIEs. We do not have the power to direct significant activities of the CAS trusts while the CAS notes are outstanding, and, therefore, we do not consolidate CAS trusts.
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
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the years ended December 31, 2022, 2021 and 2020, the unpaid principal balance of portfolio securitizations was $270.5 billion, $682.9 billion and $745.2 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of December 31, 2022, the unpaid principal balance of retained interests was $910 million and its related fair value was $1.4 billion. The unpaid principal balance of retained interests was $1.1 billion and its related fair value was $2.0 billion as of December 31, 2021. For the years ended December 31, 2022, 2021 and 2020, the principal, interest and other fees received on retained interests was $397 million, $558 million and $700 million, respectively.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-25

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets
Portfolio Securitizations
As noted above, we consolidate the substantial majority of our single-class MBS trusts. The assets and liabilities of consolidated trusts created via portfolio securitization transactions are reported in our consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $666 million for the year ended December 31, 2020. We had no proceeds from the initial sale of securities from portfolio securitizations for the years ended December 31, 2022 and 2021. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our consolidated financial statements.
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

	As of December 31,
	2022	2021
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$3,353	$4,709
Other assets	40	35
Other liabilities	(45)	(41)
Net carrying amount	$3,348	$4,703
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $240 billion and $220 billion as of December 31, 2022 and 2021, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $240 billion and $250 billion as of December 31, 2022 and 2021, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of LIHTC, community investments and other entities, was $427 million and the related net carrying value was $424 million as of December 31, 2022. As of December 31, 2021, the maximum exposure to loss was $292 million and the related net carrying value was $288 million. The total assets of these limited partnership investments were $4.3 billion and $3.7 billion as of December 31, 2022 and 2021, respectively.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the CAS and MCAS SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $16.9 billion and $10.4 billion as of December 31, 2022 and 2021, respectively. The total assets related to these unconsolidated SPVs were $17.0 billion and $10.4 billion as of December 31, 2022 and 2021, respectively.
The unpaid principal balance of our multifamily loan portfolio was $431.4 billion as of December 31, 2022. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-26

Notes to Consolidated Financial Statements | Mortgage Loans
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. For purposes of our notes to the consolidated financial statements, we report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable in these “Note 3, Mortgage Loans” disclosures. For purposes of our consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of December 31,
	2022	2021
	(Dollars in millions)
Single-family	$3,644,158	$3,495,573
Multifamily	431,440	403,452
Total unpaid principal balance of mortgage loans	4,075,598	3,899,025
Cost basis and fair value adjustments, net	50,185	74,846
Allowance for loan losses for HFI loans	(11,347)	(5,629)
Total mortgage loans(1)	$4,114,436	$3,968,242
(1)Excludes $9.5 billion and $9.1 billion of accrued interest receivable, net of allowance as of December 31, 2022 and 2021.
The following table displays information about our purchase of HFI loans, redesignation of loans and the sales of mortgage loans during the period.

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$614,836	$1,354,705	$1,358,744
Multifamily unpaid principal balance	69,206	69,185	75,517

Single family loans redesignated from HFI to HFS:
Amortized cost	$7,825	$16,606	$8,309
Lower of cost or fair value adjustment at time of redesignation(1)	(679)	(372)	(291)
Allowance reversed at time of redesignation	373	1,605	963

Single family loans redesignated from HFS to HFI:
Amortized cost	$2,004	$5	$144

Single-family loans sold:
Unpaid principal balance	$8,069	$16,977	$9,519
Realized gains, net	126	1,624	831
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.6 billion and $4.4 billion as of December 31, 2022 and 2021. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-27

Notes to Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of December 31, 2022
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$27,891	$6,774	$19,990	$54,655	$3,092,199	$3,146,854	$13,257	$3,254
15-year or less, amortizing fixed-rate	1,902	314	800	3,016	488,452	491,468	666	82
Adjustable-rate	176	38	127	341	26,767	27,108	90	24
Other(2)	660	179	898	1,737	30,362	32,099	424	324
Total single-family	30,629	7,305	21,815	59,749	3,637,780	3,697,529	14,437	3,684
Multifamily(3)	173	N/A	955	1,128	431,094	432,222	11	13
Total	$30,802	$7,305	$22,770	$60,877	$4,068,874	$4,129,751	$14,448	$3,697

	As of December 31, 2021
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$22,862	$5,192	$38,288	$66,342	$2,902,763	$2,969,105	$24,236	$6,271
15-year or less, amortizing fixed-rate	2,024	326	1,799	4,149	529,278	533,427	1,454	193
Adjustable-rate	161	36	374	571	25,771	26,342	287	63
Other(2)	786	204	1,942	2,932	35,013	37,945	1,008	545
Total single-family	25,833	5,758	42,403	73,994	3,492,825	3,566,819	26,985	7,072
Multifamily(3)	114	N/A	1,693	1,807	404,398	406,205	317	107
Total	$25,947	$5,758	$44,096	$75,801	$3,897,223	$3,973,024	$27,302	$7,179
(1)Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.
(2)Reverse mortgage loans included in “Other” are not aged due to their nature and are included in the current column.
(3)Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-28

Notes to Consolidated Financial Statements | Mortgage Loans
Credit Quality Indicators
The following tables display the total amortized cost of our single-family HFI loans by class of financing receivable, year of origination and credit quality indicator, excluding loans for which we have elected the fair value option. The estimated mark-to-market loan to value (“LTV”) ratio is a primary factor we consider when estimating our allowance for loan losses for single-family loans. As LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.

	As of December 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$281,257	$896,977	$820,452	$149,067	$70,306	$651,297	$2,869,356
Greater than 80% and less than or equal to 90%	84,864	86,335	5,904	1,152	618	1,062	179,935
Greater than 90% and less than or equal to 100%	84,664	9,284	1,333	217	77	224	95,799
Greater than 100%	1,230	208	56	18	12	240	1,764
Total 20- and 30-year or more, amortizing fixed-rate	452,015	992,804	827,745	150,454	71,013	652,823	3,146,854
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	37,830	185,511	134,336	20,239	7,324	103,841	489,081
Greater than 80% and less than or equal to 90%	1,363	410	33	3	—	2	1,811
Greater than 90% and less than or equal to 100%	552	16	1	—	—	1	570
Greater than 100%	3	1	—	—	—	2	6
Total 15-year or less, amortizing fixed-rate	39,748	185,938	134,370	20,242	7,324	103,846	491,468
Adjustable-rate:
Less than or equal to 80%	3,971	6,383	1,865	821	906	11,226	25,172
Greater than 80% and less than or equal to 90%	1,013	236	12	3	1	3	1,268
Greater than 90% and less than or equal to 100%	645	21	—	—	1	—	667
Greater than 100%	1	—	—	—	—	—	1
Total adjustable-rate	5,630	6,640	1,877	824	908	11,229	27,108
Other:
Less than or equal to 80%	—	—	—	29	222	22,103	22,354
Greater than 80% and less than or equal to 90%	—	—	—	—	1	129	130
Greater than 90% and less than or equal to 100%	—	—	—	—	1	56	57
Greater than 100%	—	—	—	—	—	57	57
Total other	—	—	—	29	224	22,345	22,598
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$323,058	$1,088,871	$956,653	$170,156	$78,758	$788,467	$3,405,963
Greater than 80% and less than or equal to 90%	87,240	86,981	5,949	1,158	620	1,196	183,144
Greater than 90% and less than or equal to 100%	85,861	9,321	1,334	217	79	281	97,093
Greater than 100%	1,234	209	56	18	12	299	1,828
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028

Fannie Mae (In conservatorship) 2022 Form 10-K	F-29

Notes to Consolidated Financial Statements | Mortgage Loans

	As of December 31, 2021, by Year of Origination(1)
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$798,830	$881,290	$177,909	$87,825	$111,059	$666,327	$2,723,240
Greater than 80% and less than or equal to 90%	129,340	39,689	2,689	1,056	622	1,687	175,083
Greater than 90% and less than or equal to 100%	66,667	2,278	544	229	57	460	70,235
Greater than 100%	21	12	9	16	22	467	547
Total 20- and 30-year or more, amortizing fixed-rate	994,858	923,269	181,151	89,126	111,760	668,941	2,969,105
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	196,163	157,076	25,390	9,595	20,715	121,027	529,966
Greater than 80% and less than or equal to 90%	2,576	259	16	4	2	7	2,864
Greater than 90% and less than or equal to 100%	579	5	—	1	1	4	590
Greater than 100%	—	—	—	—	2	5	7
Total 15-year or less, amortizing fixed-rate	199,318	157,340	25,406	9,600	20,720	121,043	533,427
Adjustable-rate:
Less than or equal to 80%	6,166	2,235	1,065	1,236	2,524	12,501	25,727
Greater than 80% and less than or equal to 90%	438	25	7	4	2	3	479
Greater than 90% and less than or equal to 100%	135	1	—	—	—	—	136
Greater than 100%	—	—	—	—	—	—	—
Total adjustable-rate	6,739	2,261	1,072	1,240	2,526	12,504	26,342
Other:
Less than or equal to 80%	—	—	34	268	655	26,930	27,887
Greater than 80% and less than or equal to 90%	—	—	—	3	6	275	284
Greater than 90% and less than or equal to 100%	—	—	—	1	2	133	136
Greater than 100%	—	—	—	1	1	141	143
Total other	—	—	34	273	664	27,479	28,450
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$1,001,159	$1,040,601	$204,398	$98,924	$134,953	$826,785	$3,306,820
Greater than 80% and less than or equal to 90%	132,354	39,973	2,712	1,067	632	1,972	178,710
Greater than 90% and less than or equal to 100%	67,381	2,284	544	231	60	597	71,097
Greater than 100%	21	12	9	17	25	613	697
Total	$1,200,915	$1,082,870	$207,663	$100,239	$135,670	$829,967	$3,557,324
(1)Excludes $9.5 billion as of December 31, 2022 and 2021, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-30

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings.

	As of December 31, 2022, by Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$57,987	$64,206	$75,596	$59,562	$48,774	$104,078	$410,203
Classified(2)	1,415	1,580	1,388	2,816	2,496	12,324	22,019
Total	$59,402	$65,786	$76,984	$62,378	$51,270	$116,402	$432,222

	As of December 31, 2021, by Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Non-classified(1)	$58,986	$79,602	$64,278	$55,552	$44,037	$87,549	$390,004
Classified(2)	21	595	2,288	2,114	4,091	7,092	16,201
Total	$59,007	$80,197	$66,566	$57,666	$48,128	$94,641	$406,205
(1)A loan categorized as “Non-classified” is current or adequately protected by the current financial strength and debt service capability of the borrower.
(2)Represents loans classified as “Substandard” or “Doubtful.” Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. We had loans in our seniors housing portfolio with an amortized cost of $9.2 billion as of December 31, 2022 and $5.6 billion as of December 31, 2021 classified as substandard. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values. We had loans with an amortized cost of $8 million as of December 31, 2022 and less than $1 million as of December 31, 2021 classified as doubtful.
Loss Mitigation Options for Borrowers Experiencing Financial Difficulty
As part of our loss mitigation activities, we may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. In addition to loan modifications, we also provide other loss mitigation options to assist borrowers who experience financial difficulties.
Below we provide disclosures relating to loan restructurings where borrowers were experiencing financial difficulty, including restructurings that resulted in an insignificant payment delay. The disclosures exclude loans classified as held for sale and those for which we have elected the fair value option. See “Note 1, Summary of Significant Accounting Policies” for additional information on our accounting policies for single-family and multifamily loans that have been restructured.
Single-Family Loan Restructurings
We offer several types of restructurings to single-family borrowers that may result in a payment delay, interest rate reduction, term extension, or combination thereof. We do not typically offer principal forgiveness.
We offer the following types of restructurings to single-family borrowers that only result in a payment delay:
•a forbearance plan is a short-term loss mitigation option which grants a period of time (typically in 6-month increments and generally do not exceed a total of 12 months) during which the borrower’s monthly payment obligations are reduced or suspended. A forbearance plan does not impact our reporting of when a loan is considered past due, which remains based on the contractual terms of the loan. Borrowers may exit a forbearance plan by repaying all past due amounts to fully reinstate the loan, paying off the loan in full, or entering into another loss mitigation option, such as a repayment plan, a payment deferral, or a loan modification. The vast majority of forbearance plans offered since 2020 relate to a COVID-19-related financial hardship where we have authorized our servicers to offer a forbearance plan for up to 18 months for eligible borrowers;
•a repayment plan is a short-term loss mitigation option that allows borrowers a specific period of time to return the loan to current status by paying the regular monthly payment plus additional agreed-upon delinquent amounts (generally for a period up to 12 months and the monthly repayment plan amount must not exceed

Fannie Mae (In conservatorship) 2022 Form 10-K	F-31

Notes to Consolidated Financial Statements | Mortgage Loans
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-32

Notes to Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following table displays the amortized cost of HFI mortgage loans that were restructured during the year ended December 31, 2022, presented by portfolio segment and class of financing receivable.

	For the Year Ended December 31, 2022
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$15,697	$16,875	$5,287	$4,109	$11,342	$53,310	2%
15-year or less, amortizing fixed-rate	794	875	233	3	2	1,907	*
Adjustable-rate	90	76	36	—	39	241	1
Other	296	369	181	121	450	1,417	4
Total single-family	16,877	18,195	5,737	4,233	11,833	56,875	2
Multifamily	283	—	—	—	40	323	*
Total(3)	$17,160	$18,195	$5,737	$4,233	$11,873	$57,198	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(3)    Excludes $4.0 billion for the year ended December 31, 2022 for loans that received a loss mitigation activity during the period that paid off, repurchased or sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period.
Our estimate of future credit losses uses a lifetime methodology, derived from modeled loan performance based on the extensive historical experience of loans with similar risk characteristics, adjusted to reflect current conditions and reasonable and supportable forecasts. The historical loss experience used in our single-family and multifamily credit loss models includes the impact of the loss mitigation options provided to borrowers experiencing financial difficulty, and also includes the impact of projected loss severities as a result of a loan default.
The following tables summarize the financial impacts of loan modifications and payment deferrals made to single-family HFI loans during the year ended December 31, 2022, presented by class of financing receivable. We discuss the qualitative impacts of forbearance plans, repayment plans, and trial modifications earlier in this footnote. As a result, those loss mitigation options are excluded from the table below.

	For the Year Ended December 31, 2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable:(2)
20- and 30-year or more, amortizing fixed-rate	1.42%	179	$22,248
15-year or less, amortizing fixed-rate	2.54	55	19,276
Adjustable-rate	0.70	—	22,153
Other	1.80	187	22,773
(1)    Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)    Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period end.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-33

Notes to Consolidated Financial Statements | Mortgage Loans
The following tables display the amortized cost of HFI loans that received a completed modification or payment deferral on or after January 1, 2022, the date we adopted ASU 2022-02, through December 31, 2022 and that defaulted in the period presented. The substantial majority of loans that received a completed modification or a payment deferral during the fourth quarter of 2022 did not default during the period. For purposes of this disclosure, we define loans that had a payment default as single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period. For loans that receive a forbearance plan, repayment plan or trial modification, these loss mitigation options generally remain in default until the loan is no longer delinquent as a result of the payment of all past-due amounts or as a result of a loan modification or payment deferral. Therefore, forbearance plans, repayment plans and trial modifications are not included in default tables below.

	For the Year Ended December 31, 2022
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,695	$258	$648	$2,601
15-year or less, amortizing fixed-rate	56	—	—	56
Adjustable-rate	7	—	3	10
Other	41	11	42	94
Total single-family	1,799	269	693	2,761
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)	$1,799	$269	$693	$2,761
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following table displays an aging analysis of HFI mortgage loans that were restructured on or after January 1, 2022, the date we adopted ASU 2022-02, through December 31, 2022, presented by portfolio segment and class of financing receivable. The substantial majority of loans that received a completed modification or a payment deferral during the fourth quarter of 2022 were not delinquent.

	As of December 31, 2022
	30-59 Days Delinquent	60-89 Days Delinquent(1)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$4,113	$2,785	$13,995	$20,893	$27,379	$48,272
15-year or less, amortizing fixed-rate	147	114	552	813	962	1,775
Adjustable-rate	15	14	79	108	117	225
Other	113	67	365	545	755	1,300
Total single-family loans modified	4,388	2,980	14,991	22,359	29,213	51,572
Multifamily	3	N/A	265	268	55	323
Total loans restructured(2)	$4,391	$2,980	$15,256	$22,627	$29,268	$51,895
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-34

Notes to Consolidated Financial Statements | Mortgage Loans
account for certain eligible loss mitigation activities occurring between March 2020 and January 1, 2022 under the COVID-19 relief granted pursuant to the CARES Act and the Consolidated Appropriations Act of 2021. Effective January 1, 2022, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2022. Loans that were restructured in a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the loan is paid off, liquidated or subsequently modified. See “Note 1, Summary of Significant Accounting Policies” in this report for more information on our adoption of ASU 2022-02.
The substantial majority of the loan modifications accounted for as TDRs resulted from a payment delay, term extension, interest rate reduction or a combination thereof. The average term extension of a single-family modified loan was 145 months and 163 months for the years ended December 31, 2021 and 2020, respectively. The average interest rate reduction was 0.57 and 0.37 percentage points for the years ended December 31, 2021 and 2020, respectively.
The following table displays the number of loans and amortized cost of loans classified as a TDR during the period.

	For the Year Ended December 31,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed rate	10,815	$1,717	29,938	$5,125
15-year or less, amortizing fixed rate	1,165	93	2,956	257
Adjustable-rate	116	17	467	72
Other	524	56	1,688	211
Total single-family	12,620	1,883	35,049	5,665
Multifamily	—	—	—	—
Total TDRs	12,620	$1,883	35,049	$5,665
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

	For the Year Ended December 31,
	2021		2020
	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed rate	7,799	$1,302	14,127	$2,578
15-year or less, amortizing fixed rate	489	37	148	10
Adjustable-rate	33	5	16	2
Other	922	166	1,291	208
Total single-family	9,243	1,510	15,582	2,798
Multifamily	—	—	4	16
Total TDRs that subsequently defaulted	9,243	$1,510	15,586	$2,814

Fannie Mae (In conservatorship) 2022 Form 10-K	F-35

Notes to Consolidated Financial Statements | Mortgage Loans
Nonaccrual Loans
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Year Ended December 31, 2022
	2022	2021	2020
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$61	$163	$206
Multifamily	1	1	19
The table below includes the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of December 31,				For the Year Ended December 31,
	2022	2021	2020	2019	2022	2021	2020
	Amortized Cost				Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$9,447	$17,599	$22,907	$23,427	$207	$292	$461
15-year or less, amortizing fixed-rate	200	430	853	858	4	6	15
Adjustable-rate	53	107	270	288	1	1	5
Other	617	1,101	2,475	2,973	11	15	43
Total single-family	10,317	19,237	26,505	27,546	223	314	524
Multifamily	2,200	1,259	2,069	435	75	14	59
Total nonaccrual loans	$12,517	$20,496	$28,574	$27,981	$298	$328	$583
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-36

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

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(4,950)	$(9,344)	$(8,759)
Transition impact of the adoption of the CECL standard	—	—	(1,229)
Benefit (provision) for loan losses	(5,061)	4,503	127
Write-offs	883	417	457
Recoveries	(276)	(419)	(93)
Other	(39)	(107)	153
Ending balance	$(9,443)	$(4,950)	$(9,344)
Multifamily allowance for loan losses:
Beginning balance	$(679)	$(1,208)	$(257)
Transition impact of the adoption of the CECL standard	—	—	(493)
Benefit (provision) for loan losses	(1,245)	519	(593)
Write-offs	43	59	136
Recoveries	(23)	(49)	(1)
Ending balance	$(1,904)	$(679)	$(1,208)
Total allowance for loan losses:
Beginning balance	$(5,629)	$(10,552)	$(9,016)
Transition impact of the adoption of the CECL standard	—	—	(1,722)
Benefit (provision) for loan losses	(6,306)	5,022	(466)
Write-offs	926	476	593
Recoveries	(299)	(468)	(94)
Other	(39)	(107)	153
Ending balance	$(11,347)	$(5,629)	$(10,552)
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-37

Notes to Consolidated Financial Statements | Allowance for Loan Losses
concessions granted to borrowers on modified loans. Pursuant to our adoption of ASU 2022-02, effective January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for restructurings occurring on or after the adoption date. This accounting also results in the elimination of any existing economic concession related to a loan that was previously designated as a TDR if such loan is restructured on or after January 1, 2022. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” for more information about our adoption of ASU 2022-02.
The primary factors that contributed to our single-family provision for loan losses for 2022 were:
•Net provision from actual and forecasted home prices. Provision from home price changes was primarily driven by our home price forecast, which estimates home price declines in 2023 and 2024. Lower forecasted home prices increase the likelihood that loans will default and increase the amount of credit loss on loans that do default, which increases our estimate of loss reserves and provision for loan losses.
•Provision from changes in loan activity, which includes provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in 2022 compared with 2021. As we shift to more purchase loans, the credit profile of our acquisitions weakens as purchase loans generally have higher origination LTV ratios than refinance loans. This drove a higher estimated risk of default and loss severity in the allowance and therefore a higher loan loss provision for those loans at the time of acquisition. In addition, in 2022, our loan loss provision also increased as our more negative home price forecast increased our estimate of losses on newly acquired loans.
•Provision from higher actual and projected interest rates. As mortgage rates increase, we expect a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extend the expected lives of these loans resulting in an increase in expected losses. For TDR loans, longer expected lives also increase the expected impairment relating to economic concessions provided on them, resulting in a provision for loan losses.
The primary factors that contributed to our single-family benefit for loan losses for 2021 were:
•Benefit from actual and forecasted home prices. In 2021, actual home price growth was at record levels. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.
•Benefit from the redesignation of loans from HFI to HFS. We redesignated certain nonperforming and reperforming single-family loans from HFI to HFS, as we no longer intended to hold them for the foreseeable future or to maturity. Upon redesignation of these loans, we recorded the loans at the lower of cost or fair value with a write-off against the allowance for loan losses. Amounts recorded in the allowance related to these loans exceeded the amounts written off, resulting in a net benefit for loan losses.
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
The impact of these factors was partially offset by provision for higher actual and projected interest rates, which reduced our single-family benefit for loan losses recognized in 2021.
The increase in single-family write-offs in 2022 compared with 2021 was primarily driven by higher lower-of-cost-or-market adjustments at the time of loan redesignation due to price declines on our HFS loans as interest rates rose during the year. In addition, we had higher write-offs on single-family loans that went into foreclosure in 2022.
The primary factors that contributed to our multifamily provision for loan losses in 2022 were:
•Provision relating to our multifamily seniors housing portfolio. As of December 31, 2022, our estimate of credit losses reflected an increased probability of default and greater expected severity of loss on our seniors housing portfolio. As of December 31, 2022, nearly all of the seniors housing loans in our guaranty book of business were current on their payments. However, our seniors housing portfolio has been disproportionately impacted by recent market conditions, which has resulted in higher expected losses on this portfolio.
Seniors housing has been negatively impacted by elevated vacancy rates and higher operating costs, which have been exacerbated by recent inflation pressures. This has reduced the net operating income on many seniors housing properties, which in turn has led to lower estimated property values. These factors, combined

Fannie Mae (In conservatorship) 2022 Form 10-K	F-38

Notes to Consolidated Financial Statements | Allowance for Loan Losses
with increased costs associated with adjustable-rate mortgages due to a sharp rise in short-term interest rates during the latter half of 2022, have put additional stress on our seniors housing portfolio and increased our estimate of credit losses on these loans. As of December 31, 2022, our seniors housing portfolio had an unpaid principal balance of $16.6 billion, of which 39% were adjustable-rate mortgages.
•Provision for higher actual and projected interest rates. Rising interest rates may reduce the ability of multifamily borrowers to refinance their loans, which often have balloon balances at maturity, increasing our provision for loan losses. Additionally, rising interest rates increase the chance that multifamily borrowers with adjustable-rate mortgages may default due to higher payments if the property net operating income is not increasing at a similar pace.
The primary factors that contributed to our multifamily benefit for loan losses in 2021 were:
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-39

Notes to Consolidated Financial Statements | Investments in Securities

5.  Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of December 31,
	2022	2021
	(Dollars in millions)
Mortgage-related securities (includes $427 million and $593 million, respectively, related to consolidated trusts)	$3,211	$4,606
Non-mortgage-related securities (includes $3.9 billion and $4.2 billion, respectively, pledged as collateral)(1)	46,918	83,600
Total trading securities	$50,129	$88,206
(1)Primarily includes U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net trading gains (losses)	$(3,504)	$(1,060)	$513
Net trading gains (losses) recognized in the period related to securities still held at period end	(2,865)	(997)	252
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

	As of December 31, 2022
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value
	(Dollars in millions)
Agency securities(1)	$445	$—	$3	$(22)	$426
Other mortgage-related securities	269	(3)	5	(1)	270
Total	$714	$(3)	$8	$(23)	$696

	As of December 31, 2021
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value
	(Dollars in millions)
Agency securities(1)	$504	$—	$14	$(11)	$507
Other mortgage-related securities	323	*	10	(3)	330
Total	$827	*	$24	$(14)	$837
s
* Total allowance for credit losses is less than $0.5 million as of December 31, 2021.
(1)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-40

Notes to Consolidated Financial Statements | Investments in Securities

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

	As of December 31,
	2022				2021
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value

	(Dollars in millions)
Agency securities	$(12)	$161	$(10)	$159	$(5)	$225	$(6)	$102
Other mortgage-related securities	(1)	8	—	—	(3)	3	—	—
Total	$(13)	$169	$(10)	$159	$(8)	$228	$(6)	$102

The following table displays the gross realized gains (losses) and proceeds on sales of AFS securities.

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Gross realized gains	$—	$59	$57
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	—	582	361
The following tables display net unrealized gains and losses on AFS securities and other amounts recorded within our accumulated other comprehensive income, net of tax.

	As of December 31,
	2022	2021	2020
	(Dollars in millions)
Net unrealized gains (losses) on AFS securities for which we have not recorded an allowance for credit losses	$(13)	$9	$74
Net unrealized gains (losses) on AFS securities for which we have recorded an allowance for credit losses	—	(2)	—
Other	48	31	42
Accumulated other comprehensive income	$35	$38	$116

Fannie Mae (In conservatorship) 2022 Form 10-K	F-41

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

	As of December 31, 2022
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value
	(Dollars in millions)
Agency securities	$445	$426	$—	$—	$3	$3	$12	$12	$430	$411
Other mortgage-related securities	266	270	1	1	17	17	16	17	232	235
Total	$711	$696	$1	$1	$20	$20	$28	$29	$662	$646
Weighted-average interest rate(2)	7.27%		7.68%		6.80%		6.64%		7.31%
(1)Net carrying amount consists of amortized cost, net of allowance for credit losses on AFS securities but does not include any unrealized fair value gains or losses.
(2)Weighted-average interest rate includes the effects of discounts, premiums and other cost basis adjustments.
6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These off-balance sheet guarantees expose us to credit losses primarily relating to the unpaid principal balance of our unconsolidated Fannie Mae MBS and other financial guarantees. The maximum remaining contractual term of our guarantees is 29 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. We measure our guaranty reserve for estimated credit losses for off-balance sheet exposures over the contractual period for which they are exposed to the credit risk, unless that obligation is unconditionally cancellable by the issuer.
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $234.0 billion and $212.3 billion as of December 31, 2022 and December 31, 2021, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of December 31,
	2022			2021
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$3,139	$15	$3,058	$3,733	$16	$3,626
Other guaranty arrangements(2)	9,573	79	2,012	10,423	85	2,117
Total	$12,712	$94	$5,070	$14,156	$101	$5,743
(1)    Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 13, Concentrations of Credit Risk.”
(2)    Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-42

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

	As of December 31,
	2022		2021
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$10,204	3.93%	$2,795	0.03%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2022			2021
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2023 - 2030	$72,261	2.35%	2022 - 2030	$89,618	2.13%
Medium-term notes(3)	2023 - 2031	39,476	0.78	2022 - 2031	38,312	0.60
Other(4)	2023 - 2038	6,778	4.00	2023 - 2038	7,045	3.73
Total senior fixed		118,515	1.94		134,975	1.78
Senior floating:
Medium-term notes(3)	N/A	—	—	2022	51,583	0.32
Connecticut Avenue Securities(5)	2023 - 2031	5,207	8.80	2023 - 2031	11,166	4.30
Other(6)	2037	242	10.00	2037	373	7.17
Total senior floating		5,449	8.86		63,122	1.05
Total long-term debt of Fannie Mae(7)		123,964	2.23		198,097	1.55
Debt of consolidated trusts	2023 - 2062	4,087,720	2.47	2022 - 2061	3,957,299	1.89
Total long-term debt		$4,211,684	2.47%		$4,155,396	1.88%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $5.1 billion and $1.6 billion as of December 31, 2022 and 2021, respectively.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-43

Notes to Consolidated Financial Statements | Short-Term and Long-Term Debt

Our long-term debt includes a variety of debt types. We issue fixed and floating-rate medium-term notes with maturities greater than one year that are issued through dealer banks. We also offer Benchmark Notes® that provide increased efficiency, liquidity and tradability to the market through regularly-scheduled issuance dates that are used if needed during the year. Additionally, we have historically issued notes and bonds denominated in a foreign currency but have not issued any foreign currency debt in the periods presented. We effectively convert all outstanding foreign currency-denominated transactions into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets. Our long-term debt also includes CAS securities issued prior to November 2018, which are credit risk-sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities.
Our other long-term debt includes callable and non-callable securities, which include all long-term non-Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.
Characteristics of Debt
As of December 31, 2022 and 2021, the face amount of our debt securities of Fannie Mae was $139.3 billion and $202.5 billion, respectively. As of December 31, 2022, we had zero-coupon debt with a face amount of $10.0 billion, which had an effective interest rate of 3.91%. As of December 31, 2021, we had zero-coupon debt with a face amount of $3.2 billion, which had an effective interest rate of 0.66%.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2022 and 2021 included $43.3 billion and $47.0 billion, respectively, of callable debt that could be redeemed, in whole or in part, at our option on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2022 by year of maturity for each of the years 2023 through 2027 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2023	$23,226	$56,679
2024	18,951	13,712
2025	37,730	20,911
2026	9,189	6,795
2027	5,608	4,080
Thereafter	29,260	21,787
Total long-term debt of Fannie Mae(1)	123,964	123,964
Debt of consolidated trusts(2)	4,087,720	4,087,720
Total long-term debt	$4,211,684	$4,211,684
(1)    Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments.
(2)    Contractual maturity of debt of consolidated trusts is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-44

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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-45

Notes to Consolidated Financial Statements | Derivative Instruments

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of December 31,
	2022			2021
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$5,582	$—	$—	$4,347	$—	$—
Receive-fixed	33,276	—	—	40,686	—	—
Total risk management derivatives designated as hedging instruments	38,858	—	—	45,033	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	97,808	—	—	56,817	—	—
Receive-fixed	99,799	1	(4,525)	56,874	—	(1,131)
Basis	41,250	25	—	250	152	—
Foreign currency	300	—	(98)	336	25	(34)
Swaptions:(1)
Pay-fixed	5,286	204	(18)	4,341	52	(2)
Receive-fixed	2,136	7	(45)	1,091	10	(21)
Total risk management derivatives not designated as hedging instruments	246,579	237	(4,686)	119,709	239	(1,188)
Netting adjustment(2)	—	(154)	4,662	—	(237)	1,173
Total risk management derivatives portfolio	285,437	83	(24)	164,742	2	(15)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	2,596	4	(8)	13,192	17	(5)
Forward contracts to purchase mortgage-related securities	17,808	50	(57)	58,021	83	(34)
Forward contracts to sell mortgage-related securities	35,302	35	(13)	111,173	69	(158)
Total mortgage commitment derivatives	55,706	89	(78)	182,386	169	(197)
Credit enhancement derivatives	23,784	3	(66)	19,256	—	(21)
Derivatives at fair value	$364,927	$175	$(168)	$366,384	$171	$(233)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $4.5 billion and $966 million as of December 31, 2022 and 2021, respectively. Cash collateral received was $5 million and $30 million as of December 31, 2022 and 2021, respectively.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-46

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

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$5,541	$2,207	$(2,764)
Receive-fixed	(4,788)	(1,783)	2,226
Basis	(143)	(51)	43
Foreign currency	(87)	(26)	23
Swaptions:
Pay-fixed	142	38	(146)
Receive-fixed	(19)	(217)	595
Futures	(1)	1	(76)
Net contractual interest income (expense) on interest-rate swaps	(265)	16	(261)
Total risk management derivatives fair value gains (losses), net	380	185	(360)
Mortgage commitment derivatives fair value gains (losses), net	2,708	551	(2,654)
Credit enhancement derivatives fair value gains (losses), net	(97)	(178)	182
Total derivatives fair value gains (losses), net	$2,991	$558	$(2,832)
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our consolidated statement of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Year Ended December 31,
	2022		2021
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our consolidated statements of operations and comprehensive income	$117,813	$(90,798)	$98,930	$(70,084)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$(790)	$—	$140	$—
Discontinued hedge-related basis adjustment amortization	28	—	(6)	—
Derivatives designated as hedging instruments	785	—	(145)	—
Interest accruals on derivative hedging instruments	13	—	(12)	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	3,978	—	1,370
Discontinued hedge-related basis adjustment amortization	—	(524)	—	(89)
Derivatives designated as hedging instruments	—	(3,321)	—	(1,308)
Interest accruals on derivative hedging instruments	—	(240)	—	223
Gains (losses) recognized in net interest income on fair value hedging relationships	$36	$(107)	$(23)	$196

Fannie Mae (In conservatorship) 2022 Form 10-K	F-47

Notes to Consolidated Financial Statements | Derivative Instruments

Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the last-of-layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of December 31, 2022.

	As of December 31, 2022
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$293,788	$(628)	$(628)	$98,377	$5,187
Debt of Fannie Mae	(73,790)	4,713	4,713	N/A	N/A

	As of December 31, 2021
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Last-of-Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$174,080	$134	$134	$56,786	$4,389
Debt of Fannie Mae	(72,174)	1,281	1,281	N/A	N/A
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
See “Note 14, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2022 and 2021.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-48

Notes to Consolidated Financial Statements | Income Taxes

9.  Income Taxes
Provision for Federal Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes.

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Current income tax benefit (provision)	$(3,505)	$(5,521)	$(3,803)
Deferred income tax benefit (provision)(1)	195	(252)	729
Provision for federal income taxes	$(3,310)	$(5,773)	$(3,074)
(1)Amount excludes the current income tax effect of items recognized directly in “Total stockholders' equity.”
The following table displays the difference between the statutory corporate tax rate and our effective tax rate.

	For the Year Ended December 31,
	2022	2021	2020
Statutory corporate tax rate	21.0%	21.0%	21.0%
Research tax credits	(1.5)	—	—
Equity investments in affordable housing projects	(0.1)	(0.1)	(0.1)
Valuation allowance	0.7	—	—
Other	0.3	(0.2)	(0.2)
Effective tax rate	20.4%	20.7%	20.7%
Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rates for the years 2022, 2021, and 2020 were impacted by the benefits of our investments in housing projects eligible for low-income housing tax credits. Our effective tax rate for 2022 was also impacted by the benefit of the research tax credits claimed on current year and amended prior year returns, and the valuation allowance against the deferred tax asset relating to capital loss carryforwards.
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
•the funding available to us under the senior preferred stock purchase agreement; and
•the carryforward period for capital losses.
As of December 31, 2022, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax assets, except the deferred tax asset relating to capital loss carryforwards, outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. For the deferred tax asset relating to capital loss carryforwards, we concluded that the negative evidence outweighed the positive evidence, and it is more likely than not that these capital loss carryforwards will not be utilized during the allowable five-year carryforward period, which will expire in 2027 if unused. Therefore, a valuation allowance has been recorded against our capital loss carryforward deferred tax asset, which is included in “Other, net” in the table below.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-49

Notes to Consolidated Financial Statements | Income Taxes

The following table displays our deferred tax assets and deferred tax liabilities.

	As of December 31,
	2022	2021
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$6,764	$7,547
Allowance for loan losses and basis in acquired property, net	2,055	1,060
Derivative instruments	1,153	778
Partnership and other equity investments	52	88
Interest-only securities	3,811	3,977
Other, net	295	—
Total deferred tax assets	14,130	13,450
Deferred tax liabilities:
Debt instruments	1,104	377
Other, net	—	358
Total deferred tax liabilities	1,104	735
Valuation allowance	(115)	—
Deferred tax assets, net	$12,911	$12,715
Unrecognized Tax Benefits
We had $60 million of unrecognized tax benefits for the year ended December 31, 2022. If these positions were to resolve favorably, our effective tax would be reduced in future periods by $60 million. We had no unrecognized tax benefits for the years ended December 31, 2021 and 2020.
Our tax years 2019 through 2021 remain open to examination by the IRS.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-50

Notes to Consolidated Financial Statements | Segment Reporting

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
The following table displays total assets by segment.

	As of December 31,
	2022	2021
	(Dollars in millions)
Single-Family	$3,844,092	$3,782,447
Multifamily	461,196	446,719
Total assets	$4,305,288	$4,229,166
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
The following tables display our segment results.

	For the Year Ended December 31, 2022
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)(9)	$24,736	$4,687	$29,423
Fee and other income(2)	224	88	312
Net revenues	24,960	4,775	29,735
Investment losses, net(3)	(223)	(74)	(297)
Fair value gains (losses), net(4)(9)	1,364	(80)	1,284
Administrative expenses	(2,789)	(540)	(3,329)
Provision for credit losses(5)	(5,029)	(1,248)	(6,277)
TCCA fees(6)	(3,369)	—	(3,369)
Credit enhancement expense(7)	(1,062)	(261)	(1,323)
Change in expected credit enhancement recoveries(8)	470	257	727
Other expenses, net	(778)	(140)	(918)
Income before federal income taxes	13,544	2,689	16,233
Provision for federal income taxes	(2,774)	(536)	(3,310)
Net income	$10,770	$2,153	$12,923

Fannie Mae (In conservatorship) 2022 Form 10-K	F-51

Notes to Consolidated Financial Statements | Segment Reporting

	For the Year Ended December 31, 2021
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)(9)	$25,429	$4,158	$29,587
Fee and other income(2)	269	92	361
Net revenues	25,698	4,250	29,948
Investment gains (losses), net(3)	1,392	(40)	1,352
Fair value gains (losses), net(4)(9)	167	(12)	155
Administrative expenses	(2,557)	(508)	(3,065)
Benefit for credit losses(5)	4,600	530	5,130
TCCA fees(6)	(3,071)	—	(3,071)
Credit enhancement expense(7)	(812)	(239)	(1,051)
Change in expected credit enhancement recoveries(8)	(86)	(108)	(194)
Other expenses, net	(1,208)	(47)	(1,255)
Income before federal income taxes	24,123	3,826	27,949
Provision for federal income taxes	(4,996)	(777)	(5,773)
Net income	$19,127	$3,049	$22,176

	For the Year Ended December 31, 2020
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)(9)	$21,502	$3,364	$24,866
Fee and other income(2)	368	94	462
Net revenues	21,870	3,458	25,328
Investment gains, net(3)	728	179	907
Fair value gains (losses), net(4)(9)	(2,539)	38	(2,501)
Administrative expenses	(2,559)	(509)	(3,068)
Provision for credit losses(5)	(75)	(603)	(678)
TCCA fees(6)	(2,673)	—	(2,673)
Credit enhancement expense(7)	(1,141)	(220)	(1,361)
Change in expected credit enhancement recoveries(8)	89	144	233
Other expenses, net	(1,212)	(96)	(1,308)
Income before federal income taxes	12,488	2,391	14,879
Provision for federal income taxes	(2,607)	(467)	(3,074)
Net income	$9,881	$1,924	$11,805
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-52

Notes to Consolidated Financial Statements | Segment Reporting

(5)Benefit (provision) for credit losses is based on loans underlying the segment’s guaranty book of business.
(6)Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.
(7)Single-family credit enhancement expense consists of costs associated with our freestanding credit enhancements, which include primarily costs associated with our CIRTTM, CAS and enterprise-paid mortgage insurance (“EPMI”) programs. Multifamily credit enhancement expense primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and MCASTM programs as well as amortization expense for certain lender risk-sharing programs. Excludes CAS transactions accounted for as debt instruments and credit risk transfer programs accounted for as derivative instruments.
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
11.  Equity
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2022 and 2021.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-53

Notes to Consolidated Financial Statements | Equity

Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2022
		2022		2021		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$120,836	1	$120,836	$120,836	(1)	N/A	(2)	N/A	(3)

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		2.016	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		4.024	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		5.504	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		8.984	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130
(1)Initial stated value per share was $1,000. Based on our draws of funds under the senior preferred stock purchase agreement with Treasury, the stated value per share on December 31, 2022 was $120,836.
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
(4)Rate effective March 31, 2022. Variable dividend rate resets every two years at a per annum rate equal to the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year.
(5)Represents initial call date. Redeemable every two years thereafter.
(6)Rate effective September 30, 2022. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.
(7)Rate effective December 31, 2022. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7% or 10-year CMT rate plus 2.375%.
(8)Issued and outstanding shares were 24,922 as of December 31, 2022 and 2021.
(9)Rate effective December 31, 2022. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.5% or 3-Month LIBOR plus 0.75%.
(10)On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-54

Notes to Consolidated Financial Statements | Equity

(11)Rate effective December 31, 2022. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%.
(12)Represents initial call date. Redeemable every five years thereafter.
(13)On May 19, 2008, we issued 80 million shares of preferred stock in the amount of $2 billion. Subsequent to the initial issuance, we issued an additional 8 million shares in the amount of $200 million on May 22, 2008 and 1 million shares in the amount of $25 million on June 4, 2008 under the same terms as the initial issuance.
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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock for the years ended December 31, 2022, 2021, or 2020.
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
Senior Preferred Stock and Common Stock Warrant
On September 8, 2008, we issued to Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, with an aggregate stated value and initial liquidation preference of $1 billion. On September 7, 2008, we issued a warrant to purchase common stock to Treasury. The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The senior preferred stock and the warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. We did not receive any cash proceeds as a result of issuing these shares or the warrant. We have assigned a value of $4.5 billion to Treasury’s commitment, which was recorded as a reduction to additional paid-in-capital at the time of the issuance and was partially offset by the aggregate fair value of the warrant. There was no impact to the total balance of stockholders’ equity as a result of the issuance.
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Dividend Provisions
As a result of the January 2021 letter agreement, the dividend rate and liquidation preference of the senior preferred stock depend on whether we have reached the “capital reserve end date,” which is defined in the January 2021 letter agreement as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework discussed in “Note 12, Regulatory Capital Requirements.”

Fannie Mae (In conservatorship) 2022 Form 10-K	F-55

Notes to Consolidated Financial Statements | Equity

Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. We had no dividends declared and paid on the senior preferred stock for the years ended December 31, 2022, 2021, or 2020. The dividends we have paid to Treasury on the senior preferred stock during conservatorship have been declared by, and paid at the direction of, our conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the senior preferred stock purchase agreement.
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
Under the terms that currently govern the senior preferred stock, the aggregate liquidation preference will be increased by the following:
•any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement (as of the date of this filing, the cumulative amount Treasury has paid to us under its funding commitment is $119.8 billion);
•any quarterly commitment fees that are payable but not paid in cash (no such fees have become payable, nor will such fees be set until the capital reserve end date);
•any dividends that are payable but not paid in cash to Treasury, regardless of whether or not they are declared; and
•at the end of each fiscal quarter through and including the capital reserve end date, an amount equal to the increase in our net worth, if any, during the immediately prior fiscal quarter.
The aggregate liquidation preference of the senior preferred stock was $180.3 billion as of December 31, 2022 and will further increase to $181.8 billion as of March 31, 2023, due to the $1.4 billion increase in our net worth during the fourth quarter of 2022.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-56

Notes to Consolidated Financial Statements | Equity

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
If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 14, 2023, Treasury has not exercised the warrant.
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. As of December 31, 2022, Treasury has provided us with a total of $119.8 billion under its senior preferred stock purchase agreement funding commitment, and the amount of funding remaining available to us under the agreement was $113.9 billion.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-57

Notes to Consolidated Financial Statements | Equity

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
•Mortgage Asset Limit. The senior preferred stock purchase agreement limits the amount of mortgage assets we are permitted to own to $225 billion. We are currently managing our business to a $202.5 billion mortgage asset cap pursuant to instructions from FHFA. Our mortgage assets as of December 31, 2022 were $79.5 billion, which includes 10% of the notional value of interest-only securities we hold. This adjustment is based on instruction from FHFA for the purpose of measuring mortgage assets against the cap.
•Debt Limit. Our debt limit under the senior preferred stock purchase agreement is set at 120% of the amount of mortgage assets we were allowed to own under the agreement on December 31 of the immediately preceding calendar year. This debt limit is currently $270 billion. As calculated for this purpose, our indebtedness as of December 31, 2022 was $139.3 billion.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-58

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
In addition to the changes described above to covenants already in the senior preferred stock purchase agreement, the January 2021 letter agreement added additional covenants:
•We are required to comply with the enterprise regulatory capital framework rule as published by FHFA in the Federal Register on December 17, 2020, disregarding any subsequent amendments or modifications to the rule. FHFA subsequently published additional final rules amending the enterprise regulatory capital framework in 2022. FHFA has instructed us to report our capital requirements under the amended enterprise regulatory capital framework, not under the original requirements of the framework published in December 2020. Accordingly, we are not in compliance with this covenant.
•Additional restrictive covenants that relate to our single-family business activities, including the type of loans we may acquire, which are currently in effect.
•Additional single-family and multifamily business restrictions that were subsequently temporarily suspended pursuant to a letter agreement dated September 14, 2021 between us, through FHFA in its capacity as conservator, and Treasury.
Annual Risk Management Plan Covenant. Each year we remain in conservatorship we are required to provide Treasury a risk management plan that sets out our strategy for reducing our risk profile, describes the actions we will take to reduce the financial and operational risk associated with each of our business segments, and includes an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent risk management plan to Treasury in December 2022.
Although our compliance with the covenants in the senior preferred stock purchase agreement is not a condition of Treasury’s funding commitment under that agreement, FHFA, as our conservator and regulator, has the authority to direct compliance or impose consequences for any non-compliance with that agreement.
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
Third-party Enforcement Rights
If we default on payments with respect to our debt securities or guaranteed Fannie Mae MBS and Treasury fails to perform its obligations under its funding commitment, and if we and/or the conservator are not diligently pursuing remedies in respect of that failure, the senior preferred stock purchase agreement provides that any holder of such defaulted debt securities or Fannie Mae MBS may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund us up to (1) the amount necessary to cure the payment defaults on our debt and Fannie Mae MBS, (2) the deficiency amount, or (3) the amount of remaining funding under the senior preferred stock purchase agreement, whichever is the least. Any payment that Treasury makes under those circumstances would be treated for

Fannie Mae (In conservatorship) 2022 Form 10-K	F-59

Notes to Consolidated Financial Statements | Equity

all purposes as a draw under the senior preferred stock purchase agreement that would increase the liquidation preference of the senior preferred stock.
12.  Regulatory Capital Requirements
FHFA published a final rule establishing a new enterprise regulatory capital framework for the GSEs in December 2020. FHFA published three additional final rules amending the enterprise regulatory capital framework in March 2022 and June 2022. We refer to the rule’s requirements, as amended, as the “enterprise regulatory capital framework.”
Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
The enterprise regulatory capital framework includes the following requirements under the standardized approach related to the amount and form of capital we must hold:
•Supplemental leverage and risk-based capital requirements based largely on definitions of capital used in U.S. banking regulators’ regulatory capital framework. Under the leverage capital requirements, we must maintain a tier 1 capital ratio of 2.5% of adjusted total assets. Under the risk-based capital requirements, we must maintain minimum common equity tier 1 capital, tier 1 capital, and adjusted total capital ratios of 4.5%, 6%, and 8%, respectively, of risk-weighted assets;
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-60

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 2 to the table below. Because of these exclusions, we had a deficit in available capital as of December 31, 2022, even though we had positive net worth under GAAP of $60.3 billion as of December 31, 2022.
As of December 31, 2022, we had a $258 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $184 billion under the standardized approach of the rule as shown in the table below. As of December 31, 2022, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the rule.

Capital Metrics under the Enterprise Regulatory Capital Framework as of December 31, 2022(1)
(Dollars in billions)

Adjusted total assets	$4,552
Risk-weighted assets	1,316
	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(4)	Available Capital (Deficit) Ratio(3)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(49)	$105	$105	(3.7)%	8.0%	8.0%
Common equity tier 1 capital	(93)	59	138	(7.0)	4.5	10.5
Tier 1 capital	(74)	79	158	(5.6)	6.0	12.0
Adjusted total capital	(74)	105	184	(5.6)	8.0	14.0
Leverage capital:
Core capital (statutory)(6)	(61)	114	114	(1.3)	2.5	2.5
Tier 1 capital	(74)	114	137	(1.6)	2.5	3.0

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of December 31, 2022, this resulted in the full deduction of deferred tax assets ($12.9 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
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
(6)The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding perpetual non-cumulative preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income or (b) senior preferred stock.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-61

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of December 31, 2022 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer.
Restrictions on Capital Distributions and Dividends
Statutory Restrictions. Under the GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, the approval of the Director of FHFA is required for any dividend payment. Under the Charter Act and the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized. The Director of FHFA, however, may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
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
While not currently applicable, our payment of dividends and capital distributions will be subject to the following restrictions under the enterprise regulatory capital framework effective on the date of termination of our conservatorship:
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-62

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
Single-Family Loan Borrowers
Regional economic conditions may affect a borrower’s ability to repay a mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our guaranty book of business to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates.
To manage credit risk and comply with our charter requirements, we typically require primary mortgage insurance or other credit enhancements if the current LTV ratio (i.e., the ratio of the unpaid principal balance of a loan to the current value of the property that serves as collateral) of a single-family conventional mortgage loan is greater than 80% when the loan is delivered to us.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-63

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Geographic Concentration
The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business, measured by the unpaid principal balance of the loans.

	Geographic Concentration(1)
	Percentage of Single-Family Conventional Guaranty Book of Business		Percentage of Multifamily Guaranty Book of Business
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Midwest	14%	14%	12%	11%
Northeast	16	16	15	15
Southeast	23	23	27	27
Southwest	19	18	22	22
West	28	29	24	25
Total	100%	100%	100%	100%
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-64

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Single-Family Credit Risk Characteristics
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans (based on number of loans) that are 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional guaranty book of business.

	As of December 31,
	2022			2021
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.84%	0.20%	0.60%	0.73%	0.16%	1.20%
Percentage of single-family conventional loans based on loan count	0.96	0.23	0.65	0.86	0.20	1.25

	As of December 31,
	2022		2021
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Seriously Delinquent Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	5%	0.68%	5%	0.88%
90.01% to 100%	3	0.40	2	0.51
Greater than 100%	*	4.04	*	12.41
Geographical distribution:
California	19	0.46	19	1.01
Florida	6	0.90	6	1.59
Illinois	3	0.86	3	1.55
New Jersey	3	0.85	3	1.90
New York	5	1.12	5	2.24
All other states	64	0.62	64	1.16
Vintages:
2008 and prior	2	2.78	3	4.90
2009-2022	98	0.53	97	1.01
* Represents less than 0.5% of single-family conventional book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2022 and 2021.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-65

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

	As of December 31,
	2022(1)		2021(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.04%	0.24%	0.03%	0.42%

	As of December 31,
	2022		2021
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.85%	1%	0.13%
Less than or equal to 80%	99	0.24	99	0.42
Current DSCR below 1.0(4)	3	3.88	2	13.90
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
(4)For 2022, our estimates of current DSCRs are based on the latest available income information from quarterly and annual statements for these properties including the related debt service. For 2021, our estimates of current DSCRs are based on the latest available annual statements.
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

	As of December 31,
	2022		2021
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$193,549		$176,587
Pool mortgage insurance	237		261
Total mortgage insurance risk in force	$193,786	5%	$176,848	5%
Mortgage insurance only covers losses that are realized after the borrower defaults and title to the property is subsequently transferred, such as after a foreclosure, short-sale, or a deed-in-lieu of foreclosure. Also, mortgage insurance does not protect us from all losses on covered loans. For example, mortgage insurance does not cover

Fannie Mae (In conservatorship) 2022 Form 10-K	F-66

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
The table below displays our mortgage insurer counterparties that provided 10% or more of the risk in force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of December 31,
	2022	2021
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Arch Capital Group Ltd.	18	19
Radian Guaranty, Inc.	17	17
Enact Mortgage Insurance Corp.(2)	17	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	12	11
Others	1	1
Total	100%	100%
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations, we also consider the recoveries that we expect to receive from primary mortgage insurance, as mortgage insurance recoveries reduce the severity of the loss associated with defaulted loans if the borrower defaults and title to the property is subsequently transferred. Mortgage insurance does not cover credit losses that result from a reduction in mortgage interest paid by the borrower in connection with a loan modification, forbearance of principal, or forbearance of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of December 31, 2022 and 2021, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $2.2 billion and $559 million, respectively.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $515 million recorded in “Other assets” in our consolidated balance sheets as of December 31, 2022 and $533 million as of December 31, 2021 related to amounts claimed on insured, defaulted loans excluding government-insured loans. We assessed these outstanding receivables for collectability, and established a valuation allowance of $462 million as of December 31, 2022 and $479 million as of December 31, 2021, which reduced our claim receivable to the amount considered probable of collection.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-67

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

representations and warranties are violated or if mortgage insurers rescind coverage. Our representation and warranty framework does not require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family conventional guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions), and identifies one servicer that serviced 10% or more of our single-family guaranty book of business as of December 31, 2021, based on unpaid principal balance.

	Percentage of Single-Family Conventional Guaranty Book of Business
	As of December 31,
	2022	2021
Wells Fargo Bank, N.A. (together with its affiliates)	9%	10%
Remaining top five depository servicers	13	11
Top five non-depository servicers	23	23
Total	45%	44%
The table below displays the percentage of our multifamily guaranty book of business serviced by our top five multifamily mortgage servicers, and identifies two servicers that serviced 10% or more of our multifamily guaranty book of business based on unpaid principal balance.

	Percentage of Multifamily Guaranty Book of Business
	As of December 31,
	2022	2021
Walker & Dunlop, Inc.	13%	12%
Wells Fargo Bank, N.A. (together with its affiliates)	11	11
Remaining top five servicers	24	24
Total	48%	47%
Multifamily Lenders with Risk Sharing. We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on both DUS and non-DUS multifamily loans was $103.9 billion as of December 31, 2022, compared with $97.6 billion as of December 31, 2021. As of December 31, 2022, 53% of our maximum potential loss recovery on multifamily loans was from five DUS lenders, as compared with 52% as of December 31, 2021.
Derivatives Counterparties. For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 8, Derivative Instruments” and “Note 14, Netting Arrangements.”

Fannie Mae (In conservatorship) 2022 Form 10-K	F-68

Notes to Consolidated Financial Statements | Netting Arrangements

14.  Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The tables below display information related to derivatives and securities purchased under agreements to resell, which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our consolidated balance sheets.

	As of December 31, 2022
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$237	$(234)	$3		$—	$—	$3
Cleared risk management derivatives	—	80	80		—	—	80
Mortgage commitment derivatives	89	—	89		(50)	(12)	27
Total derivative assets	326	(154)	172	(4)	(50)	(12)	110
Securities purchased under agreements to resell(5)	69,415	—	69,415		—	(69,415)	—
Total assets	$69,741	$(154)	$69,587		$(50)	$(69,427)	$110

Liabilities:
OTC risk management derivatives	$(4,686)	$4,662	$(24)		$—	$—	$(24)
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	(78)	—	(78)		50	7	(21)
Total liabilities	$(4,764)	$4,662	$(102)	(4)	$50	$7	$(45)

	As of December 31, 2021
		Gross Amount Offset(1)	Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$239	$(237)	$2		$—	$—	$2
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	169	—	169		(133)	—	36
Total derivative assets	408	(237)	171	(4)	(133)	—	38
Securities purchased under agreements to resell(5)	64,843	—	64,843		—	(64,843)	—
Total assets	$65,251	$(237)	$65,014		$(133)	$(64,843)	$38

Liabilities:
OTC risk management derivatives	$(1,188)	$1,183	$(5)		$—	$—	$(5)
Cleared risk management derivatives	—	(10)	(10)		—	10	—
Mortgage commitment derivatives	(197)	—	(197)		133	56	(8)
Total liabilities	$(1,385)	$1,173	$(212)	(4)	$133	$66	$(13)
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-69

Notes to Consolidated Financial Statements | Netting Arrangements

(3)    Represents collateral received that has not been recognized and not offset in our consolidated balance sheets as well as collateral posted which has been recognized but not offset in our consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.1 billion and $2.5 billion as of December 31, 2022 and 2021, respectively. The fair value of non-cash collateral received was $69.5 billion and $64.9 billion, of which $28.7 billion and $25.6 billion could be sold or repledged as of December 31, 2022 and 2021, respectively. None of the underlying collateral was sold or repledged as of December 31, 2022 and 2021.
(4)    Excludes derivative assets recognized in our consolidated balance sheets of $3 million as of December 31, 2022, and derivative liabilities recognized in our consolidated balance sheets of $66 million and $21 million as of December 31, 2022 and 2021, respectively, that were not subject to enforceable master netting arrangements. We had no derivative assets recognized in our consolidated balance sheets as of December 31, 2021 that were not subject to enforceable master netting arrangements.
(5)    Includes $45.2 billion and $29.1 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2022 and 2021, respectively. Includes $9.7 billion and $15.0 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell are recorded at amortized cost in our consolidated balance sheets.
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
The terms of our contracts for securities purchased under agreements to resell are governed by Master Repurchase Agreements, which are based on the guidelines prescribed by the Securities Industry and Financial Markets Association. Master Repurchase Agreements provide that all transactions under the agreement constitute a single contractual relationship. An event of default by the counterparty allows the early termination of all outstanding transactions under the same agreement and we may offset all outstanding amounts related to the terminated transactions including collateral posted or received.
In addition to these contractual relationships, we are also a clearing member of two divisions of Fixed Income Clearing Corporation (“FICC”), a central counterparty (“CCP”). One FICC division clears our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. The other division clears our forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions. As a result of these trades, we are required to post initial and variation margin payments as well as settle certain positions daily in cash. As a clearing member of FICC, we are exposed to the risk that the FICC or one or more of the CCP’s clearing members fails to perform its obligations as described below.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-70

Notes to Consolidated Financial Statements | Netting Arrangements

previously posted to FICC, since FICC’s rules require non-defaulting clearing members to cover, on a pro rata basis, losses caused by a clearing member’s default.
We are unable to develop an estimate of the maximum potential amount of future payments that we could be required to make to FICC under these arrangements as our exposure is dependent on the volume of trades FICC clearing members execute now and in the future, which varies daily. Although we are unable to develop an estimate of our maximum exposure, we expect that losses caused by any clearing member would be partially offset by the fair value of margin posted by the defaulting clearing member and any other available assets of the CCP for those purposes. We believe that the risk of a material loss is remote due to FICC’s margin and settlement requirements, guarantee funds and other resources that are available in the event of a default.
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

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related	$—	$3,164	$47	$—	$3,211
Non-mortgage-related(3)	46,898	20	—	—	46,918
Total trading securities	46,898	3,184	47	—	50,129
Available-for-sale securities:
Agency(4)	—	55	371	—	426
Other mortgage-related	—	7	263	—	270
Total available-for-sale securities	—	62	634	—	696
Mortgage loans	—	3,102	543	—	3,645
Derivative assets	—	300	29	(154)	175
Total assets at fair value	$46,898	$6,648	$1,253	$(154)	$54,645

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$919	$242	$—	$1,161
Of consolidated trusts	—	16,124	136	—	16,260
Total long-term debt	—	17,043	378	—	17,421
Derivative liabilities	—	4,764	66	(4,662)	168
Total liabilities at fair value	$—	$21,807	$444	$(4,662)	$17,589

Fannie Mae (In conservatorship) 2022 Form 10-K	F-71

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
Recurring fair value measurements:	(Dollars in millions)
Assets:
Cash equivalents, including restricted cash equivalents(2)	$250	$—	$—	$—	$250
Trading securities:
Mortgage-related	—	4,549	57	—	4,606
Non-mortgage-related(3)	83,581	19	—	—	83,600
Total trading securities	83,581	4,568	57	—	88,206
Available-for-sale securities:
Agency(4)	—	76	431	—	507
Other mortgage-related	—	8	322	—	330
Total available-for-sale securities	—	84	753	—	837
Mortgage loans	—	4,209	755	—	4,964
Derivative assets	—	256	152	(237)	171
Total assets at fair value	$83,831	$9,117	$1,717	$(237)	$94,428

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$2,008	$373	$—	$2,381
Of consolidated trusts	—	21,640	95	—	21,735
Total long-term debt	—	23,648	468	—	24,116
Derivative liabilities	—	1,385	21	(1,173)	233
Total liabilities at fair value	$—	$25,033	$489	$(1,173)	$24,349
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Cash equivalents and restricted cash equivalents are composed of U.S. Treasury securities that have a maturity at the date of acquisition of three months or less.
(3)Primarily includes U.S. Treasury securities.
(4)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-72

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2022(1)
	Balance, December 31, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related	$57	$(8)	(5)(6)	$—	$—	$—	$—	$(1)	$(54)	$53	$47	$(6)	$—

Available-for-sale securities:
Agency	$431	$2		$(18)	$—	$—	$—	$(44)	$—	$—	$371	$—	$(14)
Other mortgage-related	322	(10)		(2)	—	—	—	(46)	(2)	1	263	—	(2)
Total available-for-sale securities	$753	$(8)	(6)(7)	$(20)	$—	$—	$—	$(90)	$(2)	$1	$634	$—	$(16)

Mortgage loans	$755	$(67)	(5)(6)	$—	$—	$(4)	$—	$(135)	$(82)	$76	$543	$(57)	$—

Net derivatives	131	(204)	(5)	—	—	—	—	36	—	—	(37)	(168)	—

Long-term debt:
Of Fannie Mae	$(373)	$131	(5)	$—	$—	$—	$—	$—	$—	$—	$(242)	$131	$—
Of consolidated trusts	(95)	6	(5)(6)	—	—	—	(86)	39	2	(2)	(136)	6	—
Total long-term debt	$(468)	$137		$—	$—	$—	$(86)	$39	$2	$(2)	$(378)	$137	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2021
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2021(1)
	Balance, December 31, 2020	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2021
	(Dollars in millions)
Trading securities:
Mortgage-related	$95	$(24)	(5)(6)	$—	$18	$—	$—	$—	$(165)	$133	$57	$—	$—

Available-for-sale securities:
Agency	$195	$1		$(1)	$—	$—	$—	$(33)	$(107)	$376	$431	$—	$2
Other mortgage-related	453	13		(6)	—	—	—	(138)	—	—	322	—	(1)
Total available-for-sale securities	$648	$14	(6)(7)	$(7)	$—	$—	$—	$(171)	$(107)	$376	$753	$—	$1

Mortgage loans	$861	$31	(5)(6)	$—	$89	$(66)	$—	$(194)	$(86)	$120	$755	$26	$—

Net derivatives	333	(209)	(5)	—	—	—	—	7	—	—	131	(202)	—

Long-term debt:
Of Fannie Mae	$(416)	$43	(5)	$—	$—	$—	$—	$—	$—	$—	$(373)	$43	$—
Of consolidated trusts	(83)	(1)	(5)(6)	—	—	—	—	16	20	(47)	(95)	(2)	—
Total long-term debt	$(499)	$42		$—	$—	$—	$—	$16	$20	$(47)	$(468)	$41	$—

Fannie Mae (In conservatorship) 2022 Form 10-K	F-73

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2020
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2020(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2020(1)
	Balance, December 31, 2019	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, December 31, 2020
	(Dollars in millions)
Trading securities:
Mortgage-related	$46	$(9)	(5)(6)	$—	$—	$(95)	$—	$(3)	$(49)	$205	$95	$(8)	$—

Available-for-sale securities:
Agency	$171	$1		$4	$—	$(1)	$—	$(15)	$(243)	$278	$195	$—	$—
Other mortgage-related	621	(9)		1	—	—	—	(162)	—	2	453	—	4
Total available-for-sale securities	$792	$(8)	(6)(7)	$5	$—	$(1)	$—	$(177)	$(243)	$280	$648	$—	$4

Mortgage loans	$688	$47	(5)(6)	$—	$—	$(21)	$—	$(132)	$(104)	$383	$861	$11	$—

Net derivatives	162	233	(5)	—	—	—	—	(80)	18	—	333	159	—

Long-term debt:
Of Fannie Mae	$(398)	$(41)	(5)	$—	$—	$—	$—	$23	$—	$—	$(416)	$(41)	$—
Of consolidated trusts	(75)	(2)	(5)(6)	—	—	—	—	18	5	(29)	(83)	(1)	—
Total long-term debt	$(473)	$(43)		$—	$—	$—	$—	$41	$5	$(29)	$(499)	$(42)	$—
(1)Gains (losses) are included in “Other comprehensive loss” in our consolidated statements of operations and comprehensive income.
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
(6)Gains (losses) included in “Net interest income” in our consolidated statements of operations and comprehensive income includes amortization of cost basis adjustments.
(7)Gains (losses) are included in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-74

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

	Fair Value Measurements as of December 31, 2022
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$47	Various

Available-for-sale securities:
Agency(3)	371	Consensus

Other mortgage-related	142	Discounted Cash Flow	Spreads (bps)	531.0	-	582.0	557.7
	96	Single Vendor
	25	Various
Total other mortgage-related	263
Total available-for-sale securities	$634
Net derivatives	$25	Dealer Mark
	(62)	Discounted Cash Flow
Total net derivatives	$(37)

	Fair Value Measurements as of December 31, 2021
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$57	Various

Available-for-sale securities:
Agency(3)	379	Consensus
	52	Various
Total Agency	431

Other mortgage-related	175	Discounted Cash Flow	Spreads (bps)	409.0	-	434.0	422.0
	94	Single Vendor	Spreads (bps)	9.3	-	49.4	27.2
	53	Various
Total other mortgage-related	322
Total available-for-sale securities	$753

Net derivatives	$152	Dealer Mark
	(21)	Discounted Cash Flow
Total net derivatives	$131
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
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-75

Notes to Consolidated Financial Statements | Fair Value
In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2022 or 2021. We held $30 million and $38 million in Level 2 assets as of December 31, 2022 and 2021, respectively, composed of mortgage loans held for sale that were impaired. We had no Level 2 or Level 3 liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2022 or 2021.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of December 31,
	Valuation Techniques	2022	2021
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,571	$201
	Single Vendor	92	1,383
Total mortgage loans held for sale, at lower of cost or fair value		1,663	1,584

Single-family mortgage loans held for investment, at amortized cost	Internal Model	1,636	867

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	3	37
	Broker Price Opinion	614	118
	Internal Model	27	23
Total multifamily mortgage loans held for investment, at amortized cost		644	178

Acquired property, net:
Single-family	Accepted Offer	17	13
	Appraisal	65	73
	Internal Model	215	75
	Walk Forward	91	37
	Various	12	11
Total single-family		400	209

Multifamily	Various	119	34
Total nonrecurring assets at fair value		$4,462	$2,872
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-76

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
Level 2 and 3

Consensus: Calculated through the extrapolation of indicative sample bids obtained from multiple active market participants plus the estimated value of any applicable mortgage insurance, the estimated fair value using the Consensus method represents an estimate of the prices we would receive if we were to sell these single-family nonperforming and certain reperforming loans in the whole loan market. The fair value of any mortgage insurance on a nonperforming or reperforming loan is estimated using product-specific pricing grids that have been derived from loan-level bids on whole loan transactions. These loans are generally classified as Level 3 of the valuation hierarchy because significant inputs are unobservable. To the extent that significant inputs are observable, the loans are classified as Level 2 of the valuation hierarchy.
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
These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-77

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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
Level 3

Property Inspection Report with Value: This technique provides an estimate of what the property is worth based upon a third party model that is adjusted for condition of the property and/or any other factors impacting the marketability.
Appraisal and Broker Price Opinion, and Property Inspection Report with Value Walk Forward (“Walk Forward”): We use these techniques to adjust appraisal, broker price opinion, and property inspection valuations for changing market conditions by applying a walk forward factor based on local price movements since the time the third-party value was obtained.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-78

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
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
Level 2 and 3

Fannie Mae (In conservatorship) 2022 Form 10-K	F-79

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

	As of December 31, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$87,841	$32,991	$54,850	$—	$—	$87,841
Securities purchased under agreements to resell	14,565	—	14,565	—	—	14,565
Trading securities	50,129	46,898	3,184	47	—	50,129
Available-for-sale securities	696	—	62	634	—	696
Mortgage loans held for sale	2,033	—	48	2,029	—	2,077
Mortgage loans held for investment, net of allowance for loan losses	4,112,403	—	3,437,979	171,857	—	3,609,836
Advances to lenders	1,502	—	1,502	—	—	1,502
Derivative assets at fair value	175	—	300	29	(154)	175
Guaranty assets and buy-ups	87	—	—	166	—	166
Total financial assets	$4,269,431	$79,889	$3,512,490	$174,762	$(154)	$3,766,987

Financial liabilities:
Short-term debt:
Of Fannie Mae	$10,204	$—	$10,208	$—	$—	$10,208
Long-term debt:
Of Fannie Mae	123,964	—	122,066	558	—	122,624
Of consolidated trusts	4,087,720	—	3,511,958	42,150	—	3,554,108
Derivative liabilities at fair value	168	—	4,764	66	(4,662)	168
Guaranty obligations	94	—	—	66	—	66
Total financial liabilities	$4,222,150	$—	$3,648,996	$42,840	$(4,662)	$3,687,174

Fannie Mae (In conservatorship) 2022 Form 10-K	F-80

Notes to Consolidated Financial Statements | Fair Value

	As of December 31, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$108,631	$64,531	$44,100	$—	$—	$108,631
Securities purchased under agreements to resell	20,743	—	20,743	—	—	20,743
Trading securities	88,206	83,581	4,568	57	—	88,206
Available-for-sale securities	837	—	84	753	—	837
Mortgage loans held for sale	5,134	—	178	5,307	—	5,485
Mortgage loans held for investment, net of allowance for loan losses	3,963,108	—	3,796,917	209,090	—	4,006,007
Advances to lenders	8,414	—	8,413	1	—	8,414
Derivative assets at fair value	171	—	256	152	(237)	171
Guaranty assets and buy-ups	92	—	—	207	—	207
Total financial assets	$4,195,336	$148,112	$3,875,259	$215,567	$(237)	$4,238,701
Financial liabilities:
Short-term debt:
Of Fannie Mae	$2,795	$—	$2,795	$—	$—	$2,795
Long-term debt:
Of Fannie Mae	198,097	—	205,142	799	—	205,941
Of consolidated trusts	3,957,299	—	3,951,537	32,644	—	3,984,181
Derivative liabilities at fair value	233	—	1,385	21	(1,173)	233
Guaranty obligations	101	—	—	101	—	101
Total financial liabilities	$4,158,525	$—	$4,160,859	$33,565	$(1,173)	$4,193,251

Fannie Mae (In conservatorship) 2022 Form 10-K	F-81

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
Mortgage Loans Held for Investment
For a description of loan valuation techniques, refer to “Fair Value Measurement—Mortgage Loans Held for Investment” in the valuation techniques for assets and liabilities held at fair value table. We measure the fair value of certain loans that are delivered under the Home Affordable Refinance Program® (“HARP®”) using a modified build-up approach while the loan is performing. Under this modified approach, we set the credit component of the consolidated loans (that is, the guaranty obligation) equal to the compensation we would currently receive for a loan delivered to us under the program because the total compensation for these loans is equal to their current exit price in the government-sponsored enterprise securitization market. If, subsequent to delivery, the refinanced loan becomes past due or is modified, the fair value of the guaranty obligation is then measured consistent with other loans that have similar characteristics.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-82

Notes to Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of December 31,
	2022			2021
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,645	$1,161	$16,260	$4,964	$2,381	$21,735
Unpaid principal balance	3,835	1,145	16,311	4,601	2,197	19,314
(1)    Includes nonaccrual loans with a fair value of $40 million and $86 million as of December 31, 2022 and 2021, respectively. Includes loans that are 90 days or more past due with a fair value of $48 million and $125 million as of December 31, 2022 and 2021, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded losses of $503 million and gains of $28 million and $263 million for the years ended December 31, 2022, 2021 and 2020, respectively, from changes in the fair value of loans recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
We recorded gains of $2.3 billion and $631 million and losses of $432 million for the years ended December 31, 2022, 2021 and 2020, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) 2022 Form 10-K	F-83

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
Plaintiffs in these lawsuits allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights and caused them harm. Plaintiffs in the class action represent a class of Fannie Mae preferred shareholders and classes of Freddie Mac common and preferred shareholders. On September 23, 2022, the court issued a summary judgment ruling that permitted the plaintiffs in these lawsuits to present to a jury their claims for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial and the trial was conducted from October 17, 2022 to November 1, 2022. The jury was not able to reach a verdict and the judge declared a mistrial on November 7, 2022. A new trial is scheduled to begin on July 24, 2023.
In the trial, plaintiffs requested $779 million in damages from Fannie Mae and prejudgment interest on the amount of any damages. We estimate that prejudgment interest, if awarded in the new trial, would be calculated at a rate of 5.75% and expect plaintiffs to seek such interest from August 17, 2012. Prejudgment interest calculated from August 17, 2012 through December 31, 2022 based on the amount of damages plaintiffs requested would be approximately $460 million. The ultimate amount of prejudgment interest awarded, if any, would be impacted by the amount of damages awarded, the date from and through which interest is calculated, and other determinations by the court. At this time, we do not believe the likelihood of loss is probable; therefore, we have not established an accrual in connection with these lawsuits. However, it is reasonably possible that the plaintiffs could ultimately prevail in this matter and, if so, we may incur a loss up to the amount of damages discussed above and any related interest.
Unconditional Purchase and Lease Commitments
We have unconditional commitments related to the purchase of loans and mortgage-related securities. These include both on- and off-balance sheet commitments. A portion of these have been recorded as derivatives in our consolidated balance sheets.
We lease certain premises and equipment under agreements that expire at various dates through August 31, 2037. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rent expenses for operating leases were $101 million, $108 million and $94 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes by remaining maturity, non-cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements.

	As of December 31, 2022
	Loans and Mortgage-Related Securities(1)	Operating Leases(2)	Other(3)
	(Dollars in millions)
2023	$21,117	$79	$193
2024	—	80	49
2025	—	82	19
2026	—	83	7
2027	—	84	1
Thereafter	—	657	—
Total	$21,117	$1,065	$269
(1)Primarily includes mortgage commitment derivatives.
(2)Includes amounts related to office buildings and equipment leases.
(3)Includes purchase commitments for certain telecommunications services, computer software and services, and other agreements and commitments.

Fannie Mae (In conservatorship) 2022 Form 10-K	F-84