Form 10-Q
period 2023-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2023-05-02
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of April 14, 2023, there were 1,158,087,567 shares of common stock of the registrant outstanding.

Fannie Mae First Quarter 2023 Form 10-Q	i

Fannie Mae First Quarter 2023 Form 10-Q	ii

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

We are not currently permitted to pay dividends or other distributions to stockholders. Our agreements with the U.S. Department of the Treasury (“Treasury”) include a commitment from Treasury to provide us with funds to maintain a positive net worth under specified conditions; however, the U.S. government does not guarantee our securities or other obligations. Our agreements with Treasury also include covenants that significantly restrict our business activities. For additional information on the conservatorship, the uncertainty of our future, and our agreements with Treasury, see “Business—Conservatorship and Treasury Agreements” and “Risk Factors—GSE and Conservatorship Risk” in our Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2022 Form 10-K. You can find a “Glossary of Terms Used in This Report” in MD&A in our 2022 Form 10-K.
Forward-looking statements in this report are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances, as we describe in “Forward-Looking Statements.” Future events and our future results may differ materially from those reflected in our forward-looking statements due to a variety of factors, including those discussed in “Risk Factors” in our 2022 Form 10-K and elsewhere in our 2022 Form 10-K and in this report.
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

Fannie Mae First Quarter 2023 Form 10-Q	1

MD&A | Executive Summary
Executive Summary

Summary of Our Financial Performance

•Net revenues decreased $633 million in the first quarter of 2023 compared with the first quarter of 2022, primarily due to lower net amortization income, partially offset by higher income from portfolios.
◦Lower amortization income was driven by a higher interest-rate environment in the first quarter of 2023, which slowed refinancing activity, driving significantly lower loan prepayment volumes compared with the first quarter of 2022.
◦Higher income from portfolios was primarily driven by higher interest rates in the first quarter of 2023 than in the first quarter of 2022 on securities in our other investments portfolio.
•Net income decreased $636 million for the first quarter of 2023 compared with the first quarter of 2022, driven primarily by lower net revenues and a decrease in fair value gains, partially offset by a decrease in provision for credit losses in the first quarter of 2023 compared with the first quarter of 2022.
•Net worth increased to $64.0 billion as of March 31, 2023 from $60.3 billion as of December 31, 2022. The increase is attributable to $3.8 billion of comprehensive income for the first quarter of 2023.
Liquidity Provided in the First Quarter of 2023
Through our single-family and multifamily business segments, we provided $78 billion in liquidity to the mortgage market in the first quarter of 2023, enabling the financing of approximately 306,000 home purchases, refinancings and rental units.
Fannie Mae Provided $78 Billion in Liquidity in the First Quarter of 2023

Unpaid Principal Balance	Units

$57B	170K Single-Family Home Purchases

$11B	45K Single-Family Refinancings

$10B	91K Multifamily Rental Units

Fannie Mae First Quarter 2023 Form 10-Q	2

MD&A | Legislation and Regulation
Legislation and Regulation

The information in this section updates and supplements information regarding legislative, regulatory, conservatorship and other developments affecting our business set forth in “Business—Conservatorship and Treasury Agreements” and “Business—Legislation and Regulation” in our 2022 Form 10-K. Also see “Risk Factors” in our 2022 Form 10-K for discussions of risks relating to legislative and regulatory matters.
Enterprise Regulatory Capital Framework: Proposed Amendments
On February 23, 2023, FHFA announced that it is seeking comment on a notice of proposed rulemaking that would amend several provisions in the enterprise regulatory capital framework applicable to Fannie Mae and Freddie Mac. Key proposed changes include:
•A reduction in the risk weight for guarantees on commingled securities from 20% to 5%, and a reduction in the credit conversion factor for such guarantees from 100% to 50%;
•A reduction in the risk multiplier for multifamily mortgage exposures associated with properties with certain government subsidies, from 1.0 to 0.6;
•A standardized approach for counterparty credit risk as the method for calculating replacement costs and potential future exposures for derivatives contracts; and
•A modified procedure for determining a representative credit score for single-family mortgage exposures.
The proposed rule would also extend to January 1, 2028 the compliance date for the advanced approaches of the enterprise regulatory capital framework. Comments on the proposed rule are due on May 12, 2023.
Equitable Housing Finance Plan
On April 5, 2023, we released the 2023 annual update to our 2022-2024 Equitable Housing Finance Plan. Our updated Equitable Housing Finance Plan focuses on two key objectives that address common obstacles faced by many Black and Latino renters and homeowners:
•Reducing up-front rental and homeownership costs, and eliminating outdated barriers to accessing credit, to directly drive meaningful and measurable improvements in housing access and stability, and
•Improving the opportunities for long-term success for underserved borrowers and renters by focusing on education and counseling, successfully navigating the mortgage process, and housing stability.
FHFA Proposed Rulemaking on Fair Lending Oversight
On April 19, 2023, FHFA announced that it is seeking comment on a proposed rule that would formalize many of FHFA’s existing practices and programs regarding fair housing and fair lending oversight of Fannie Mae. The proposed rule would codify in regulation:
•FHFA’s fair lending oversight requirements;
•the requirements for us to maintain an Equitable Housing Finance Plan; and
•the requirements for us to collect and report homeownership education, housing counseling, and language preference information.
The proposed rule would also require us to comply with the prohibition on unfair or deceptive acts or practices (“UDAP”) under Section 5 of the Federal Trade Commission Act and provide for FHFA’s oversight of UDAP compliance through possible examinations, supervision, and enforcement. The proposed rule would also make changes to the Equitable Housing Finance Plan program. FHFA invited comments on the proposed rule within 60 days of its publication in the Federal Register.
Amendment to Duty to Serve Underserved Markets Rule
On April 12, 2023, FHFA published an amendment to its “duty to serve” rule, effective July 1, 2023. Prior to this amendment, the lack of a uniform definition of “colonia” by federal, state, tribal and local governments hindered us in targeting duty-to-serve activities in unincorporated low-income areas along the U.S.-Mexico border. The amendment addresses that problem by adding a definition for “colonia census tract” and allowing us to be eligible for credit for our duty-to-serve activities in all colonia census tracts.

Fannie Mae First Quarter 2023 Form 10-Q	3

MD&A | Legislation and Regulation
Single-Family Social Bond Program Request for Input
On February 16, 2023, FHFA issued a request for input on Fannie Mae and Freddie Mac’s social bond policy. FHFA indicated that the request for input will help FHFA understand the opportunities and potential risks associated with Fannie Mae and Freddie Mac issuing single-family social bonds. FHFA also sought input in defining the criteria and appropriate impact measures for bonds issued by Fannie Mae and Freddie Mac and labeled as single-family social bonds. FHFA invited interested parties to provide written input, feedback, and information on the request for information by May 17, 2023. The impact of any social bond-labeling efforts on our MBS is uncertain.
Key Market Economic Indicators

Below we discuss how varying macroeconomic conditions can influence our financial results across different business and economic environments. Our forecasts and expectations are based on many assumptions, subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. See “Risk Factors” in our 2022 Form 10-K and “Forward-Looking Statements” in this report for a discussion of factors that could cause actual results to differ materially from our current forecasts and expectations. For further discussion on housing activity, see “Single-Family Business—Single-Family Mortgage Market” and “Multifamily Business—Multifamily Mortgage Market.”
Selected Benchmark Interest Rates

6.32%
5.19%
5.05%
4.87%
3.47%
3.46%
4.67%
3.49%
2.41%
2.34%
0.96%
0.29%
3.17%
2.04%
1.78%
1.74%
0.19%
0.01%
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
3/31/2023
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
How Interest Rates Can Affect Our Financial Results
•Net interest income. In a rising interest-rate environment, our mortgage loans generally prepay more slowly as borrowers are less likely to refinance. We amortize various cost basis adjustments over the life of the mortgage loan, including those relating to certain upfront fees we receive at the time we acquire single-family loans. As a result, prepayment of a loan results in an accelerated realization of those upfront fees as income. Therefore, as loan prepayments slow, the accelerated realization of amortization income also slows. Conversely, in a declining interest-rate environment, our mortgage loans generally prepay faster as borrowers are more likely to refinance, typically resulting in the opposite trend of higher amortization income from cost basis adjustments on mortgage loans. Interest rates also affect the amount of interest income we earn on our assets. Our other

Fannie Mae First Quarter 2023 Form 10-Q	4

MD&A | Key Market Economic Indicators
investments portfolio and certain mortgage-related assets typically earn more interest income in a higher interest-rate environment and less interest income in a lower interest-rate environment. See “Consolidated Results of Operations—Net Interest Income” for a discussion of how interest rate changes impacted our financial results.
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
•Benefit (provision) for credit losses. Increases in mortgage interest rates tend to lengthen the expected lives of our loans as borrowers are less likely to refinance, which generally increases the expected impairment and provision for credit losses on loans. Decreases in mortgage interest rates tend to shorten the expected lives of our loans as borrowers are more likely to refinance, which generally reduces the impairment and provision for credit losses on such loans.

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
•As home prices rise, the principal balance of loans associated with newly acquired purchase loans may increase, causing growth in the size of our guaranty book. Additionally, rising home prices can increase the amount of equity borrowers have in their home, which may lead to an increase in origination volumes for cash-out refinance loans with higher principal balances than the existing loan. Replacing existing loans with newly acquired cash-out refinances can affect the growth and size of our guaranty book.
•Home price growth of 1.0% in the first quarter of 2023 was primarily driven by modest mortgage interest rate declines early in the quarter coupled with low housing supply. However, we expect national home price declines of 1.2% for 2023 overall as affordability constraints continue to exert pressure. This updated expectation for 2023 is a shift from our prior forecast of home price declines of 4.2% for the year. We also expect regional variation in home price changes.

Fannie Mae First Quarter 2023 Form 10-Q	5

MD&A | Key Market Economic Indicators
New Housing Starts(1)

4.7%
5.3%
(2.9)%
0.7%
1.1%
1.4%
(8.5)%
(16.7)%
(6.2)%
(1.0)%
1,720
1,647
1,450
1,398
1,396
533
561
545
549
555
1,187
1,086
905
849
841
1Q22
2Q22
3Q22
4Q22
1Q23
% quarterly change in multifamily housing starts
% quarterly change in single-family housing starts
Multifamily starts (in thousands of units)
Single-family starts (in thousands)

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
•Growth of household formation stimulates homebuilding. Homebuilding has typically been a cyclical leader, weakening prior to a slowdown in U.S. economic activity and accelerating prior to a recovery, which contributes to the growth of U.S. gross domestic product (“GDP”) and employment.
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
•We expect home sales and single-family housing starts will continue to decline through the remainder of 2023 due to elevated mortgage rates, continued low home affordability and an expected modest recession. We also expect continued downward pressure on home sales due to limited supply as a result of existing homeowners' reluctance to give up their low mortgage rates.

Fannie Mae First Quarter 2023 Form 10-Q	6

MD&A | Key Market Economic Indicators
GDP, Unemployment Rate and Personal Consumption
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
•GDP increased 1.1% on an annualized basis during the first quarter of 2023. We expect that a modest recession is likely to occur beginning in the second half of 2023, resulting in an increase in the unemployment rate. We expect our economic outlook will be influenced by a number of factors that are subject to change, such as the persistence of inflationary pressures, the speed at which expected monetary policy tightening is adjusted and the risk of further financial market disruptions, including additional stress in the banking sector.
•During the first quarter of 2023, some small and mid-size banks experienced liquidity problems, which contributed to financial stability concerns. Additional stress in the banking sector, particularly for banks with significant exposure to commercial real estate, could further tighten bank credit conditions, dampen consumer and business confidence, and lead to reduced consumer spending, business investment, and hiring activity.
See “Market and Industry Risk” and “Credit Risk” in “Risk Factors” in our 2022 Form 10-K for further discussion of risks to our business and financial results associated with interest rates, home prices, housing activity, economic conditions, and our reliance on institutional counterparties and mortgage servicers.

Fannie Mae First Quarter 2023 Form 10-Q	7

MD&A | Consolidated Results of Operations
Consolidated Results of Operations

This section discusses our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Results of Operations
	For the Three Months Ended March 31,

	2023	2022	Variance
	(Dollars in millions)
Net interest income	$6,786	$7,399	$(613)
Fee and other income	63	83	(20)
Net revenues	6,849	7,482	(633)
Investment losses, net	(67)	(102)	35
Fair value gains, net	204	480	(276)
Administrative expenses	(868)	(808)	(60)
Provision for credit losses	(132)	(240)	108
TCCA fees(1)	(855)	(824)	(31)
Credit enhancement expense(2)	(341)	(278)	(63)
Change in expected credit enhancement recoveries(3)	120	60	60
Other expenses, net(4)	(130)	(197)	67
Income before federal income taxes	4,780	5,573	(793)
Provision for federal income taxes	(1,008)	(1,165)	157
Net income	$3,772	$4,408	$(636)
Total comprehensive income	$3,772	$4,401	$(629)
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
(2)Consists of costs associated with our freestanding credit enhancements, which primarily include our Connecticut Avenue Securities® (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) programs, enterprise-paid mortgage insurance and certain lender risk-sharing programs.
(3)Includes estimated changes in benefits, as well as any realized amounts, from our freestanding credit enhancements.
(4)Consists of debt extinguishment gains and losses, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.

Fannie Mae First Quarter 2023 Form 10-Q	8

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
We recognize the effects of hedge accounting as a component of net interest income, as demonstrated in the table below. As of March 31, 2023 and December 31, 2022, we had $3.8 billion and $4.1 billion, respectively, in net cumulative fair value hedge basis adjustments, which will be amortized as net expenses over the remaining contractual life of the respective hedged items in the “Income (expense) from hedge accounting” line item in the table below. The substantial majority of these hedge basis adjustments relate to our funding debt. See “Fair Value Gains (Losses), Net” below and “Note 8, Derivative Instruments” in this report for more information about our hedge accounting program, as well as “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K.

Fannie Mae First Quarter 2023 Form 10-Q	9

MD&A | Consolidated Results of Operations
The table below displays the components of our net interest income from our guaranty book of business, which we discuss in “Guaranty Book of Business,” and from our portfolios, as well as from hedge accounting.

Components of Net Interest Income
	For the Three Months Ended March 31,
	2023	2022	Variance
	(Dollars in millions)
Net interest income from guaranty book of business:
Base guaranty fee income(1)	$3,992	$3,897	$95
Base guaranty fee income related to TCCA(2)	855	824	31
Net amortization income(3)	781	2,374	(1,593)
Total net interest income from guaranty book of business	5,628	7,095	(1,467)
Net interest income from portfolios(4)	1,390	242	1,148
Income (expense) from hedge accounting	(232)	62	(294)
Total net interest income	$6,786	$7,399	$(613)

Income (expense) from hedge accounting included in net interest income:
Fair value gains (losses) on designated risk management derivatives in fair value hedges	$218	$(1,297)	$1,515
Fair value gains (losses) on hedged mortgage loans held for investment and debt of Fannie Mae(5)	(62)	1,385	(1,447)
Contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments	(203)	39	(242)
Discontinued hedge-related basis adjustment amortization	(185)	(65)	(120)
Total income (expense) from hedge accounting in net interest income	$(232)	$62	$(294)
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
Net interest income decreased in the first quarter of 2023 compared with the first quarter of 2022, primarily as a result of lower net amortization income partially offset by higher income from portfolios. More specifically, our net interest income was impacted in the periods by:
•Lower net amortization income. Throughout the first quarter of 2023, we were in a higher interest-rate environment and observed significantly lower volumes of refinancing activity compared with the first quarter 2022, which drove fewer loan prepayments. As a result, we had lower amortization income in the first quarter of 2023 compared with the first quarter of 2022. For a description of how fewer loan prepayments results in lower amortization income, refer to “Key Market Economic Indicators—How Interest Rates Can Affect Our Financial Results—Net Interest Income.”
•Higher income from portfolios. Higher income from portfolios in the first quarter of 2023 compared with the first quarter of 2022 was primarily driven by higher interest rates in the first quarter of 2023 than in the first quarter of 2022 on securities in our other investments portfolio, primarily U.S. Treasuries and securities purchased under agreements to resell. This was partially offset by higher interest expense on funding debt, also as a result of higher interest rates. See “Liquidity and Capital Management—Liquidity Management—Other Investments Portfolio” for more information about our other investments portfolio.

Fannie Mae First Quarter 2023 Form 10-Q	10

MD&A | Consolidated Results of Operations
We expect significantly lower amortization income in 2023 compared with 2022, driven by our expectation that refinancing activity will remain low, as we expect most single-family loans in our guaranty book of business will continue to have interest rates significantly lower than current market rates. However, we expect the decline in our amortization income in 2023 to be partially offset by higher interest income on our other investments portfolio.
As of March 31, 2023, the U.S. weekly average interest rate for a single-family 30-year fixed-rate mortgage was 6.32%, according to Freddie Mac’s Primary Mortgage Market Survey®. Over 90% of our single-family conventional guaranty book of business as of March 31, 2023 had an interest rate below 5.50%, resulting in a low likelihood these loans would refinance at current rates. In addition, approximately 75% of our single-family conventional guaranty book of business as of March 31, 2023 had an interest rate below 4.00%. Accordingly, even if interest rates decline meaningfully from current levels, most of the borrowers whose loans are in our single-family conventional guaranty book of business still would not be incentivized to refinance.
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

Analysis of Net Interest Income and Yield(1)

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid	Average Balance	Interest Income/ (Expense)	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$52,671	$607	4.61%	$65,984	$629	3.81%
Mortgage loans of consolidated trusts	4,072,953	31,530	3.10	3,955,055	26,513	2.68
Total mortgage loans(2)	4,125,624	32,137	3.12	4,021,039	27,142	2.70
Investments in securities(3)	115,831	981	3.39	157,317	166	0.42
Securities purchased under agreements to resell	36,748	418	4.55	20,372	6	0.12
Advances to lenders	2,367	34	5.75	6,957	26	1.49
Total interest-earning assets	$4,280,570	$33,570	3.14%	$4,205,685	$27,340	2.60%
Interest-bearing liabilities:
Short-term funding debt	$10,601	$(119)	4.49%	$4,922	$(1)	0.08%
Long-term funding debt	118,454	(808)	2.73	173,420	(550)	1.27
CAS debt	5,139	(123)	9.57	10,846	(119)	4.39
Total debt of Fannie Mae	134,194	(1,050)	3.13	189,188	(670)	1.42
Debt securities of consolidated trusts held by third parties	4,077,130	(25,734)	2.52	3,966,445	(19,271)	1.94
Total interest-bearing liabilities	$4,211,324	$(26,784)	2.54%	$4,155,633	$(19,941)	1.92%
Net interest income/net interest yield		$6,786	0.63%		$7,399	0.70%
(1)    Includes the effects of discounts, premiums and other cost basis adjustments.
(2)    Average balance includes mortgage loans on nonaccrual status. Interest income from yield maintenance revenue and the amortization of loan fees, primarily consisting of upfront cash fees, was $664 million for the first quarter of 2023, compared with $1.8 billion for the first quarter of 2022.
(3)    Consists of cash, cash equivalents, U.S. Treasury securities and mortgage-related securities.

Fannie Mae First Quarter 2023 Form 10-Q	11

MD&A | Consolidated Results of Operations
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
We apply fair value hedge accounting to reduce earnings volatility in our financial statements driven by changes in benchmark interest rates. Accordingly, we recognize the fair value gains and losses and the contractual interest income and expense associated with risk management derivatives designated in qualifying hedging relationships in net interest income. For more information, see “Impact of Hedge Accounting on Fair Value Gains (Losses), Net” below.
The table below displays the components of our fair value gains and losses.

Fair Value Gains (Losses), Net
	For the Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) on interest-rate swaps	$(381)	$28
Net change in fair value during the period	187	(1,483)
Impact of hedge accounting	(15)	1,258
Risk management derivatives fair value losses, net	(209)	(197)
Mortgage commitment derivatives fair value gains (losses), net	(114)	1,572
Credit enhancement derivatives fair value losses, net	(15)	(22)
Total derivatives fair value gains (losses), net	(338)	1,353
Trading securities gains (losses), net	746	(1,770)
Long-term debt fair value gains (losses), net	(269)	1,079
Other, net(1)	65	(182)
Fair value gains, net	$204	$480
(1)Consists primarily of fair value gains and losses on mortgage loans held at fair value.

Fannie Mae First Quarter 2023 Form 10-Q	12

MD&A | Consolidated Results of Operations
Fair value gains, net in the first quarter of 2023 were primarily driven by gains on fixed-rate trading securities, primarily U.S. Treasuries, held in our other investments portfolio. Declines in interest rates during the quarter, particularly medium- and longer-term rates, drove higher prices on these securities. These gains were partially offset by losses on:
•long-term debt of consolidated trusts held at fair value as prices rose due to declining medium- and longer-term interest rates during the quarter; and
•risk management derivatives as interest expense accruals on our swap contracts increased due to rising short-term interest rates during the quarter.
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
Impact of Hedge Accounting on Fair Value Gains (Losses), Net
Our earnings can experience volatility due to interest-rate changes and differing accounting treatments that apply to certain financial instruments on our balance sheet. To help address this volatility, we apply hedge accounting to reduce the current-period impact on our earnings related to changes in specified benchmark interest rates. Hedge accounting aligns the timing of when we recognize fair value changes in hedged items attributable to these benchmark interest-rate movements with fair value changes in the hedging instrument. For additional information on our hedge accounting program, see “Risk Management—Market Risk Management, including Interest-Rate Risk Management—Earnings Exposure to Interest-Rate Risk” in our 2022 Form 10-K and in this report and “Note 8, Derivative Instruments” in this report. For additional discussion of our fair value hedge accounting policy, see “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K.
The table below displays the amount of contractual interest accruals and fair value gains and losses related to designated interest-rate swaps in qualifying hedging relationships that are recognized in “Net interest income” rather than “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income as a result of hedge accounting. Derivatives not in hedging relationships are not affected.

Impact of Hedge Accounting on Fair Value Gains (Losses), Net
	For the Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Net contractual interest income (expense) accruals related to interest-rate swaps designated as hedging instruments recognized in net interest income	$(203)	$39
Fair value gains (losses) on derivatives designated as hedging instruments recognized in net interest income	218	(1,297)
Fair value gains (losses), net recognized in net interest income (expense) from hedge accounting	$15	$(1,258)
Benefit (Provision) for Credit Losses
Our benefit or provision for credit losses can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted home prices or property valuations, fluctuations in actual and forecasted interest rates, borrower payment behavior, events such as natural disasters or pandemics, the types, volume and effectiveness of our loss mitigation activities, including forbearances and loan modifications, the volume of foreclosures completed and the volume and pricing of loans redesignated from held for investment (“HFI”) to held for sale (“HFS”). The benefit or provision for credit losses includes our benefit or provision for loan losses, accrued interest receivable losses, our guaranty loss reserves, and credit losses on our available-for-sale (“AFS”) debt securities.

Fannie Mae First Quarter 2023 Form 10-Q	13

MD&A | Consolidated Results of Operations
Our benefit or provision for credit losses and our related loss reserves can also be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses. Although we believe the estimates underlying our allowance as of March 31, 2023 are reasonable, they are subject to uncertainty. Changes in future economic conditions and loan performance from our current expectations may result in volatility in our allowance for loan losses and, as a result, our benefit or provision for credit losses. See “Critical Accounting Estimates” for additional information about how our estimate of credit losses is subject to uncertainty.
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

Components of Benefit (Provision) for Credit Losses and Change in Expected Credit Enhancement Recoveries
	For the Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Single-family benefit (provision) for credit losses:
Changes in loan activity(1)	$(350)	$(339)
Redesignation of loans from HFI to HFS	—	50
Actual and forecasted home prices	380	266
Actual and projected interest rates	122	(603)
Release of economic concessions(2)	27	400
Other(3)	(132)	(44)
Single-family benefit (provision) for credit losses	47	(270)
Multifamily benefit (provision) for credit losses:
Changes in loan activity(1)	(10)	(10)
Actual and projected interest rates	73	(49)
Actual and projected economic data	(182)	6
Other(3)	(60)	83
Multifamily benefit (provision) for credit losses	(179)	30
Total provision for credit losses(4)	$(132)	$(240)

Change in expected credit enhancement recoveries for active loans:
Single-family	$95	$69
Multifamily	18	(9)
Change in expected credit enhancement recoveries for active loans	$113	$60
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
(2)Represents the benefit from the release of economic concessions related to loans previously designated as troubled debt restructurings that received loss mitigation arrangements during the period, pursuant to Accounting Standards Update 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures.
(3)Includes provision for allowance on accrued interest receivable. For single-family, also includes any benefit or provision for our guaranty loss reserves that are not separately included in the other components.
(4)For purposes of this attribution table, credit losses on AFS securities are excluded.

Fannie Mae First Quarter 2023 Form 10-Q	14

MD&A | Consolidated Results of Operations
Single-Family Benefit (Provision) for Credit Losses
We recognized a modest single-family benefit for credit losses in the first quarter of 2023, primarily driven by a benefit from actual and forecasted home price growth, substantially offset by a provision from changes in loan activity, as described in more detail below:
•Benefit from actual and forecasted home price growth. During the first quarter of 2023, we observed modest actual home price appreciation. In addition, our updated 2023 home price forecast changed from our prior estimate, resulting in a lower estimate of home price declines for the year. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for credit losses.
•Provision from changes in loan activity, which includes provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in the first quarter of 2023 compared with the first quarter of 2022. As we shift to more purchase loans, which generally have higher origination loan to value (“LTV”) ratios than refinance loans, the credit profile of our acquisitions weakens. In addition, the average original LTV ratio of purchase loans acquired in the first quarter of 2023 was higher than for purchase loan acquisitions in the first quarter of 2022. These factors drove a higher estimated risk of default and loss severity in the allowance and therefore a higher credit loss provision for those loans at the time of acquisition. See “Single-Family Business—Single-Family Mortgage Credit Risk Management” for more information on our single-family loan acquisitions in the first quarter of 2023.
The primary factors that contributed to our single-family provision for credit losses in the first quarter of 2022 were a provision for higher actual and projected interest rates partially offset by a benefit from the release of economic concessions, as described in more detail below:
•Provision from actual and projected interest rates. Interest rates were higher as of March 31, 2022 compared with December 31, 2021. As mortgage rates increased, we expected a decrease in future prepayments on single-family loans, including modified loans accounted for as troubled debt restructurings (“TDRs”). Lower expected prepayments extended the expected lives of these TDR loans, which increased the expected impairment relating to economic concessions provided on them, resulting in a provision for credit losses.
•Benefit from the release of economic concessions on loans previously designated as TDRs that received loss mitigation arrangements during the quarter. Pursuant to Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), we removed from our allowance the prior economic concession recorded on a loan previously designated as a TDR when the loan was modified or received or extended a loss mitigation arrangement such as a forbearance plan, repayment plan or other loan workout during the period. See “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K for additional information about ASU 2022-02.
Multifamily Benefit (Provision) for Credit Losses
The primary factors that contributed to our multifamily provision for credit losses for the first quarter of 2023 were:
•Provision for actual and projected economic data, which was primarily driven by decreases in multifamily actual and projected property values. This resulted in higher estimated LTV ratios, which increased our estimate of expected credit losses.
•Provision from other, which primarily consists of a provision relating to seniors housing loans in our multifamily guaranty book of business. In the first quarter of 2023, uncertainty related to our seniors housing loans remained elevated, including uncertainty related to adjustable-rate loans.
The impact of these factors was partially offset by the following, which reduced our multifamily provision for credit losses:
•Benefit from actual and projected interest rates. Actual and projected interest rates decreased as of March 31, 2023 compared with December 31, 2022, which reduced the probability of default resulting in a benefit for credit losses.
In the first quarter of 2022, the multifamily benefit for credit losses was the result of a reduction in our credit loss reserves primarily due to strong multifamily market fundamentals.

Fannie Mae First Quarter 2023 Form 10-Q	15

MD&A | Consolidated Balance Sheet Analysis
Consolidated Balance Sheet Analysis

This section discusses our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements and the accompanying notes.

Summary of Condensed Consolidated Balance Sheets
	As of
	March 31, 2023	December 31, 2022	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and securities purchased under agreements to resell	$87,280	$72,552	$14,728
Restricted cash and cash equivalents	30,507	29,854	653
Investments in securities, at fair value	51,089	50,825	264
Mortgage loans:
Of Fannie Mae	52,154	54,085	(1,931)
Of consolidated trusts	4,069,516	4,071,698	(2,182)
Allowance for loan losses	(11,335)	(11,347)	12
Mortgage loans, net of allowance for loan losses	4,110,335	4,114,436	(4,101)
Deferred tax assets, net	12,615	12,911	(296)
Other assets	25,634	24,710	924
Total assets	$4,317,460	$4,305,288	$12,172
Liabilities and equity
Debt:
Of Fannie Mae	$139,164	$134,168	$4,996
Of consolidated trusts	4,091,602	4,087,720	3,882
Other liabilities	22,645	23,123	(478)
Total liabilities	4,253,411	4,245,011	8,400
Fannie Mae stockholders’ equity:
Senior preferred stock	120,836	120,836	—
Other net deficit	(56,787)	(60,559)	3,772
Total equity	64,049	60,277	3,772
Total liabilities and equity	$4,317,460	$4,305,288	$12,172
Cash and Cash Equivalents
Cash and cash equivalents increased from December 31, 2022 to March 31, 2023 primarily driven by proceeds from debt issuances, the sale of securities and loans as well as paydowns on mortgage loans. For further discussion, see “Liquidity and Capital Management—Liquidity Management.”
Mortgage Loans, Net of Allowance
The mortgage loans reported in our condensed consolidated balance sheets are classified as either HFS or HFI and include loans owned by Fannie Mae and loans held in consolidated trusts.
Mortgage loans, net of allowance for loan losses modestly declined from December 31, 2022 to March 31, 2023, driven primarily by acquisition volumes being lower than loan paydowns during the quarter.
For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for additional information on changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
Debt
The increase in debt of Fannie Mae from December 31, 2022 to March 31, 2023 was due to new issuances outpacing redemptions. The increase in debt of consolidated trusts from December 31, 2022 to March 31, 2023 was primarily driven by sales of Fannie Mae MBS, which also includes sales of Fannie Mae MBS that were previously held in our retained mortgage portfolio. Sales of Fannie Mae MBS are accounted for as issuances of debt of consolidated trusts in

Fannie Mae First Quarter 2023 Form 10-Q	16

MD&A | Consolidated Balance Sheet Analysis
our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for a summary of activity in short-term and long-term debt of Fannie Mae. Also see “Note 7, Short-Term and Long-Term Debt” for additional information on our total outstanding debt.
Stockholders’ Equity
Our stockholders’ equity (also referred to as our net worth) increased to $64.0 billion as of March 31, 2023, compared with $60.3 billion as of December 31, 2022, due to the $3.8 billion in comprehensive income recognized during the first quarter of 2023.
The aggregate liquidation preference of the senior preferred stock increased to $181.8 billion as of March 31, 2023 due to the $1.4 billion increase in our net worth in the fourth quarter of 2022. The aggregate liquidation preference of the senior preferred stock will further increase to $185.5 billion as of June 30, 2023 due to the $3.8 billion increase in our net worth in the first quarter of 2023. For more information about how this liquidation preference is determined, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock” in our 2022 Form 10-K and “Liquidity and Capital Management—Capital Management—Capital Activity” in this report.
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
•Other represents assets that were previously purchased for investment purposes. The majority of the balance of “Other” as of March 31, 2023 consisted of Fannie Mae reverse mortgage securities and reverse mortgage loans. We expect the amount of assets in “Other” will continue to decline over time as they liquidate, mature or are sold.
Retained Mortgage Portfolio
(Dollars in billions)
The decrease in our retained mortgage portfolio as of March 31, 2023 compared with December 31, 2022 was primarily driven by sales of agency securities from our lender liquidity portfolio and sales of loans from our loss mitigation portfolio.

Fannie Mae First Quarter 2023 Form 10-Q	17

MD&A | Retained Mortgage Portfolio
The table below displays the components of our retained mortgage portfolio, measured by unpaid principal balance. Based on the nature of the asset, these balances are included in either “Investments in Securities, at Fair Value” or “Mortgage Loans, Net of Allowance” in our “Summary of Condensed Consolidated Balance Sheets” table above.

Retained Mortgage Portfolio
	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Lender liquidity:
Agency securities(1)	$13,330	$16,410
Mortgage loans	8,147	7,329
Total lender liquidity	21,477	23,739
Loss mitigation mortgage loans(2)	36,179	38,458
Other:
Reverse mortgage loans(3)	5,820	6,565
Mortgage loans	3,272	3,365
Reverse mortgage securities(4)	4,294	4,811
Other(5)	781	804
Total other	14,167	15,545
Total retained mortgage portfolio	$71,823	$77,742

Retained mortgage portfolio by segment:
Single-family mortgage loans and mortgage-related securities	$67,521	$73,769
Multifamily mortgage loans and mortgage-related securities	$4,302	$3,973
(1)Consists of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, including Freddie Mac securities guaranteed by Fannie Mae. Excludes Fannie Mae and Ginnie Mae reverse mortgage securities and Fannie Mae-wrapped private-label securities.
(2)Includes single-family loans on nonaccrual status of $6.6 billion and $7.1 billion as of March 31, 2023 and December 31, 2022, respectively. Also includes multifamily loans on nonaccrual status of $273 million and $243 million as of March 31, 2023 and December 31, 2022, respectively.
(3)We stopped acquiring newly originated reverse mortgage loans in 2010.
(4)Consists of Fannie Mae and Ginnie Mae reverse mortgage securities.
(5)    Consists of private-label and other securities, Fannie Mae-wrapped private-label securities and mortgage revenue bonds.
The amount of mortgage assets that we may own is capped at $225 billion under the terms of our senior preferred stock purchase agreement with Treasury. In addition, we are currently required to cap our mortgage assets at $202.5 billion per instructions from FHFA. See “Business—Conservatorship and Treasury Agreements” in our 2022 Form 10-K for additional information on our mortgage assets cap.
We include 10% of the notional value of the interest-only securities we hold in calculating the size of the retained portfolio for the purpose of determining compliance with the senior preferred stock purchase agreement retained portfolio limits and associated FHFA guidance. As of March 31, 2023, 10% of the notional value of our interest-only securities was $1.7 billion, which is not included in the table above.
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
In support of our loss mitigation strategies, we purchased $2.1 billion of loans from our single-family MBS trusts in the first quarter of 2023, the substantial majority of which were delinquent, compared with $6.5 billion of loans purchased from single-family MBS trusts in the first quarter of 2022. We expect the amount of loans we buy out of trusts will decrease in 2023 relative to the prior year as loans exiting COVID-19-related forbearance drove a higher number of loan modifications in 2022. The size of our retained mortgage portfolio will be impacted by the volume of loans we ultimately buy, the timing of those purchases, and the length of time those loans remain in our retained mortgage portfolio.

Fannie Mae First Quarter 2023 Form 10-Q	18

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
Some Fannie Mae MBS that we issue are backed in whole or in part by Freddie Mac securities. When we resecuritize Freddie Mac securities into Fannie Mae-issued structured securities, such as Supers and REMICs, our guaranty of principal and interest extends to the underlying Freddie Mac securities. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. See “Business—Mortgage Securitizations—Uniform Mortgage-Backed Securities, or UMBS—UMBS and Structured Securities” in our 2022 Form 10-K for information regarding the upfront fee we charge to include Freddie Mac securities in our structured securities. Effective April 1, 2023, the upfront fee for commingled securities decreased from 50 basis points to 9.375 basis points on the portion of the securities made up of Freddie Mac-issued collateral. References to our single-family guaranty book of business exclude Freddie Mac-acquired mortgage loans underlying Freddie Mac securities that we have resecuritized.
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
The table below displays the composition of our guaranty book of business based on unpaid principal balance.

Composition of Fannie Mae Guaranty Book of Business
	As of
	March 31, 2023			December 31, 2022
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Conventional guaranty book of business(1)	$3,643,245	$446,859	$4,090,104	$3,646,981	$442,067	$4,089,048
Government guaranty book of business(2)	11,403	559	11,962	12,450	572	13,022
Guaranty book of business	3,654,648	447,418	4,102,066	3,659,431	442,639	4,102,070
Freddie Mac securities guaranteed by Fannie Mae(3)	229,273	—	229,273	234,023	—	234,023
Total Fannie Mae guarantees	$3,883,921	$447,418	$4,331,339	$3,893,454	$442,639	$4,336,093
(1)Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government.
(2)Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government.
(3)Consists of off-balance sheet arrangements of approximately (i) $190.0 billion and $193.9 billion in unpaid principal balance of Freddie Mac-issued UMBS backing Fannie Mae-issued Supers as of March 31, 2023 and December 31, 2022, respectively; and (ii) $39.3 billion and $40.1 billion in unpaid principal balance of Freddie Mac securities backing Fannie Mae-issued REMICs as of March 31, 2023 and December 31, 2022, respectively. See “Liquidity and Capital Management—Liquidity Management—Off-Balance Sheet Arrangements” for more information regarding our maximum exposure to loss on consolidated Fannie Mae MBS and Freddie Mac securities.

Fannie Mae First Quarter 2023 Form 10-Q	19

MD&A | Guaranty Book of Business
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Housing and Economic Recovery Act of 2008 (together, the “GSE Act”) requires us to set aside each year an amount equal to 4.2 basis points of the unpaid principal balance of our new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development (“HUD”) and Treasury funds in support of affordable housing. In March 2023, we paid $287 million to the funds based on our new business purchases in 2022. For the first quarter of 2023, we recognized an expense of $33 million related to this obligation based on $77.9 billion in new business purchases during the period. We expect to pay this amount to the funds in 2024, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2023. See “Business—Legislation and Regulation—GSE-Focused Matters—Affordable Housing Allocations” in our 2022 Form 10-K for more information regarding this obligation.
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
The chart below displays net revenues and net income for each of our business segments for the first quarter of 2023 compared with the first quarter of 2022. Net revenues consist of net interest income and fee and other income.
Business Segment Net Revenues and Net Income
(Dollars in billions)
In the following sections, we describe each segment’s business metrics, financial results and credit performance. For an overview of how we are compensated for and manage the risk of credit losses through the life cycle of our loans and how we measure our credit risk, see “Business—Managing Mortgage Credit Risk” in our 2022 Form 10-K.
Single-Family Business

This section supplements and updates information regarding our Single-Family business segment in our 2022 Form 10-K. See “MD&A—Single-Family Business” in our 2022 Form 10-K for additional information regarding the primary business activities, lenders, investors and competition of our Single-Family business.
Single-Family Mortgage Market
Housing activity increased slightly in the first quarter of 2023 compared with the fourth quarter of 2022. Total existing home sales averaged 4.3 million units annualized in the first quarter of 2023, compared with 4.2 million units in the fourth quarter of 2022, according to data from the National Association of REALTORS®. According to the U.S. Census Bureau, new single-family home sales averaged an annualized rate of approximately 651,000 units in the first quarter of 2023, compared with approximately 598,000 units in the fourth quarter of 2022.
The 30-year fixed mortgage rate was 6.32% as of March 31, 2023, compared with 6.42% as of December 31, 2022, and averaged 6.37% in the first quarter of 2023, compared with 6.66% in the fourth quarter of 2022, according to Freddie Mac’s Primary Mortgage Market Survey®.
Single-family mortgage market originations declined substantially from an estimated $781 billion in the first quarter of 2022 to an estimated $317 billion in the first quarter of 2023. According to the April forecast from our Economic and

Fannie Mae First Quarter 2023 Form 10-Q	20

MD&A | Single-Family Business | Single-Family Mortgage Market
Strategic Research Group, we forecast that total originations in the U.S. single-family mortgage market in 2023 will decrease from 2022 levels by approximately 32%, from an estimated $2.42 trillion in 2022 to $1.66 trillion in 2023, and the amount of refinance originations in the U.S. single-family mortgage market will decrease from an estimated $753 billion in 2022 to $312 billion in 2023. Our April forecast is based on data available as of April 10, 2023. See “Key Market Economic Indicators” for additional discussion of how housing activity can affect our financial results and the uncertainties that may affect our forecasts and expectations.
Single-Family Mortgage-Related Securities Issuances Share
Our single-family Fannie Mae MBS issuances were $68.2 billion for the first quarter of 2023, compared with $243.1 billion for the first quarter of 2022. This decrease was primarily driven by a lower volume of refinance activity in the first quarter of 2023 due to higher mortgage rates. Based on the latest data available, the chart below displays our estimated share of single-family mortgage-related securities issuances in the first quarter of 2023 as compared with that of our primary competitors for the issuance of single-family mortgage-related securities.
Single-Family Mortgage-Related Securities Issuances Share
First Quarter 2023
We estimate our share of single-family mortgage-related securities issuances was 32% in the fourth quarter of 2022 and 37% in the first quarter of 2022.
Presentation of Our Single-Family Conventional Guaranty Book of Business
For purposes of the information reported in this “Single-Family Business” section, we measure the single-family conventional guaranty book of business using the unpaid principal balance of our mortgage loans underlying Fannie Mae MBS outstanding. By contrast, the single-family conventional guaranty book of business presented in the “Composition of Fannie Mae Guaranty Book of Business” table in the “Guaranty Book of Business” section is based on the unpaid principal balance of the Fannie Mae MBS outstanding, rather than the unpaid principal balance of the underlying mortgage loans. These amounts differ primarily as a result of payments we receive on underlying loans that have not yet been remitted to the MBS holders or instances where we have advanced missed borrower payments on mortgage loans to make required distributions to related MBS holders. As measured for purposes of the information reported below, our single-family conventional guaranty book of business was $3,628.4 billion as of March 31, 2023 and $3,635.2 billion as of December 31, 2022.
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

Fannie Mae First Quarter 2023 Form 10-Q	21

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
(3)    In the fourth quarter of 2022, we enhanced the method we use to estimate average loan life at acquisition. Charged fees reported in prior periods have been updated in this report to reflect this updated methodology.
Our single-family conventional loan acquisitions in the first quarter of 2023 were lower than for any quarter since the third quarter of 2000. This was primarily driven by historically low refinance volumes due to continued higher interest rates in the first quarter of 2023, as fewer borrowers could benefit from refinancing. In addition, housing affordability constraints and limited supply continued to put downward pressure on the volume of purchase loans we acquired.
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
Our average charged guaranty fee on newly acquired conventional single-family loans, net of TCCA fees, increased in the first quarter of 2023 compared with the first quarter of 2022, primarily driven by the overall weaker credit risk profile of our first quarter 2023 acquisitions. We generally charge higher guaranty fees on loans with weaker credit risk characteristics. Loans we acquired in the first quarter of 2023 had a weaker credit profile than loans we acquired in the

Fannie Mae First Quarter 2023 Form 10-Q	22

MD&A | Single-Family Business | Single-Family Business Metrics
first quarter of 2022 because a significantly larger share of our first quarter 2023 acquisitions were purchase loans, which generally have higher origination LTV ratios than refinance loans. See “Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” below for a description of key risk characteristics of our single-family acquisitions in the first quarter of 2023 and first quarter of 2022.
Recent and Future Price Changes
We use loan-level price adjustments, including various upfront risk-based fees, to price for the credit risk we assume in providing our guaranty.
In January 2023, FHFA announced changes to our single-family pricing framework by introducing redesigned and recalibrated upfront fee matrices for purchase, rate-term refinance, and cash-out refinance loans in addition to a new upfront fee for certain borrowers with debt-to-income ratios above 40%. These price changes took effect on May 1, 2023, with the exception of the debt-to-income ratio loan-level price adjustments, which FHFA announced in March 2023 will be effective August 1, 2023. See “MD&A—Single-Family Business—Single-Family Business Metrics” in our 2022 Form 10-K for more information on recent and future price changes on our single-family loan acquisitions.
Single-Family Business Financial Results
This section provides a discussion of the primary components of net income for our Single-Family business. This information complements the discussion of financial results in “Consolidated Results of Operations.”

Single-Family Business Financial Results(1)
	For the Three Months Ended March 31,
	2023	2022	Variance
	(Dollars in millions)
Net interest income(2)	$5,672	$6,255	$(583)
Fee and other income	48	61	(13)
Net revenues	5,720	6,316	(596)
Investment losses, net	(71)	(66)	(5)
Fair value gains, net	166	527	(361)
Administrative expenses	(720)	(683)	(37)
Benefit (provision) for credit losses	47	(270)	317
TCCA fees(2)	(855)	(824)	(31)
Credit enhancement expense	(287)	(210)	(77)
Change in expected credit enhancement recoveries(3)	95	69	26
Other expenses, net(4)	(116)	(164)	48
Income before federal income taxes	3,979	4,695	(716)
Provision for federal income taxes	(847)	(986)	139
Net income	$3,132	$3,709	$(577)
(1)See “Note 9, Segment Reporting” for information about our segment allocation methodology.
(2)Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.”
(3)Includes estimated changes in benefits, as well as any realized amounts, from our single-family freestanding credit enhancements, which primarily relate to our CAS and CIRTTM programs.
(4)Consists of debt extinguishment gains and losses, foreclosed property income (expense), gains and losses from partnership investments, housing trust fund expenses, loan subservicing costs, and servicer fees paid in connection with certain loss mitigation activities.
Net Interest Income
The decrease in single-family net interest income in the first quarter of 2023 compared with the first quarter of 2022 was primarily the result of lower net amortization income, partially offset by higher income from portfolios.
The drivers of net interest income for the Single-Family segment are consistent with the drivers of net interest income in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Net Interest Income.”

Fannie Mae First Quarter 2023 Form 10-Q	23

MD&A | Single-Family Business | Single-Family Business Financial Results
Fair Value Gains, Net
Fair value gains, net in the first quarter of 2023 were primarily driven by gains on fixed-rate trading securities, primarily U.S. Treasuries, held in our other investments portfolio. These gains were partially offset by losses in the fair value of long-term debt of consolidated trusts held at fair value and risk management derivatives.
Fair value gains, net in the first quarter of 2022 were primarily driven by increases in the fair value of mortgage commitment derivatives and gains in the fair value of long-term debt of consolidated trusts held at fair value, partially offset by fair value losses on trading securities.
The drivers of fair value gains, net for the Single-Family segment are consistent with the drivers of fair value gains, net in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Benefit (Provision) for Credit Losses
We recognized a modest single-family benefit for credit losses in the first quarter of 2023, primarily driven by a benefit from improvements in actual and forecasted home prices, substantially offset by a provision on newly acquired loans.
Our provision for credit losses for the first quarter of 2022 was primarily driven by higher actual and projected mortgage interest rates. This expense was partially offset by a benefit from the release of economic concessions on loans previously designated as TDRs that received loss mitigation arrangements during the quarter, pursuant to accounting guidance ASU 2022-02.
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on the primary factors that contributed to our single-family benefit or provision for credit losses.
Single-Family Mortgage Credit Risk Management
This section updates our discussion of single-family mortgage credit risk management in our 2022 Form 10-K. For an overview of key elements of our mortgage credit risk management, see “Business—Managing Mortgage Credit Risk” in our 2022 Form 10-K. For additional information on our acquisition and servicing policies, underwriting and servicing standards, quality control process, repurchase requests, and representation and warranty framework, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management” in our 2022 Form 10-K.
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

Fannie Mae First Quarter 2023 Form 10-Q	24

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Key Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2023	2022	March 31, 2023	December 31, 2022
Original loan-to-value (“LTV”) ratio:(4)
<= 60%	15%	28%	26%	26%
60.01% to 70%	9	15	15	15
70.01% to 80%	33	33	33	33
80.01% to 90%	16	9	10	10
90.01% to 95%	21	11	11	11
95.01% to 100%	6	4	4	4
Greater than 100%	—	—	1	1
Total	100%	100%	100%	100%
Weighted average	79%	71%	72%	72%
Average loan amount	$313,986	$299,395	$206,288	$206,049
Loan count (in thousands)	215	800	17,589	17,643
Estimated mark-to-market LTV ratio:(5)
<= 60%			64%	66%
60.01% to 70%			16	16
70.01% to 80%			11	10
80.01% to 90%			6	5
90.01% to 100%			3	3
Greater than 100%			*	*
Total			100%	100%
Weighted average			53%	52%
FICO credit score at origination:(6)
< 620	* %	* %	* %	1%
620 to < 660	3	4	4	4
660 to < 680	3	5	4	4
680 to < 700	7	8	6	6
700 to < 740	22	21	20	19
>= 740	65	62	66	66
Total	100%	100%	100%	100%
Weighted average	751	748	752	752
Debt-to-income (“DTI”) ratio at origination:(7)
<= 43%	62%	71%	75%	75%
43.01% to 45%	11	10	9	9
Greater than 45%	27	19	16	16
Total	100%	100%	100%	100%
Weighted average	38%	36%	35%	35%

Fannie Mae First Quarter 2023 Form 10-Q	25

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

	Percent of Single-Family Conventional Business Volume at Acquisition(2)		Percent of Single-Family Conventional Guaranty Book of Business(3) As of
	For the Three Months Ended March 31,
	2023	2022	March 31, 2023	December 31, 2022
Product type:
Fixed-rate:(8)
Long-term	94%	86%	86%	86%
Intermediate-term	4	13	13	13
Total fixed-rate	98	99	99	99
Adjustable-rate	2	1	1	1
Total	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	98%	98%
2-4 units	2	2	2	2
Total	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%
Condo/Co-op	9	9	9	9
Total	100%	100%	100%	100%
Occupancy type:
Primary residence	91%	90%	91%	91%
Second/vacation home	3	4	3	3
Investor	6	6	6	6
Total	100%	100%	100%	100%
Loan purpose:
Purchase	84%	43%	41%	40%
Cash-out refinance	11	34	21	22
Other refinance	5	23	38	38
Total	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	13%	12%	14%	14%
Northeast	12	13	16	16
Southeast	28	25	23	23
Southwest	24	21	19	19
West	23	29	28	28
Total	100%	100%	100%	100%
Origination year:
2017 and prior			21%	22%
2018			2	2
2019			5	5
2020			25	25
2021			32	32
2022			14	14
2023			1	—
Total			100%	100%
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

Fannie Mae First Quarter 2023 Form 10-Q	26

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
Characteristics of our New Single-Family Loan Acquisitions
Refinancing activity was significantly lower in the first quarter of 2023 compared with the first quarter of 2022 as the sharp rise in interest rates over the last year resulted in fewer borrowers who could benefit from refinancing. Accordingly, the share of our single-family loan acquisitions consisting of refinance loans (versus home purchase loans) decreased to 16% in the first quarter of 2023 compared with 57% in the first quarter of 2022. Typically, home purchase loans have higher LTV ratios than refinance loans. This trend contributed to an increase in the percentage of our single-family loan acquisitions with LTV ratios over 80%, from 24% in the first quarter of 2022 to 43% in the first quarter of 2023.
Our share of acquisitions of loans with DTI ratios above 45% increased to 27% in the first quarter of 2023 compared with 19% in the first quarter of 2022. This increase was also driven by the higher share of home purchase acquisitions, which tend to have higher DTI ratios than refinance loan acquisitions. It also reflects the impact of higher interest rates and inflation on borrowers’ monthly obligations.
For a discussion of factors that may impact the volume and credit characteristics of loans we acquire in the future, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2022 Form 10-K. In this section of our 2022 Form 10-K, we also provide more information on the credit characteristics of loans in our single-family conventional guaranty book of business, including high-balance loans and adjustable-rate mortgages.

Fannie Mae First Quarter 2023 Form 10-Q	27

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
Our approved monoline mortgage insurers’ financial ability and willingness to pay claims is an important determinant of our overall credit risk exposure. For a discussion of our exposure to and management of the counterparty credit risk associated with the providers of these credit enhancements, see “MD&A—Risk Management—Institutional Counterparty Credit Risk Management” and “Note 13, Concentrations of Credit Risk” in our 2022 Form 10-K and “Note 10, Concentrations of Credit Risk” in this report. Also see “Risk Factors” in our 2022 Form 10-K.
The table below displays information about loans in our single-family conventional guaranty book of business covered by one or more forms of credit enhancement, including mortgage insurance or a credit risk transfer transaction. For a description of primary mortgage insurance and the other types of credit enhancements specified in the table, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk” in our 2022 Form 10-K.

Single-Family Loans with Credit Enhancement
	As of
	March 31, 2023		December 31, 2022
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Primary mortgage insurance and other	$753	21%	$754	21%
Connecticut Avenue Securities	754	21	726	20
Credit Insurance Risk Transfer	358	10	323	9
Lender risk-sharing	56	1	57	2
Less: Loans covered by multiple credit enhancements	(355)	(10)	(351)	(10)
Total single-family loans with credit enhancement	$1,566	43%	$1,509	42%
Transfer of Mortgage Credit Risk
In addition to primary mortgage insurance, our Single-Family business has developed other risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. Our credit risk transfer transactions are designed to transfer a portion of the losses we expect would be incurred in an economic downturn or a stressed credit environment. Generally, loss reimbursement payments are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to reduce the loss. As described in “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2022 Form 10-K, we have used primarily three single-family credit risk transfer programs: Connecticut Avenue Securities® (“CAS”), Credit Insurance Risk TransferTM (“CIRTTM”), and lender risk-sharing.
In the first quarter of 2023, we transferred a portion of the mortgage credit risk on single-family mortgage loans with an unpaid principal balance of $86.5 billion at the time of the transactions; substantially all of the loans in these credit risk transfer transactions were acquired in 2022. Macroeconomic and housing market uncertainty have negatively impacted investor demand for our credit risk transfer transactions. As a result, investors have required increased premiums in our more recent credit risk transfer transactions. Taking into account the increasing cost of these transactions, the resulting capital relief, and the credit risk transfer market capacity, we have generally chosen to increase the first loss position retained by Fannie Mae compared with prior transactions.
The following table displays the aggregate mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions. The table does not include the credit risk transferred on single-family transactions that were cancelled or terminated as of March 31, 2023. The table below also excludes coverage obtained through primary mortgage insurance.

Fannie Mae First Quarter 2023 Form 10-Q	28

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management

Outstanding as of March 31, 2023
(Dollars in billions)
Senior	Fannie Mae(1) $1,118				Outstanding Reference Pool(4)(6) $1,176

Mezzanine	Fannie Mae(1) $6	CIRT(2)(3) $13	CAS(2) $11	Lender Risk-Sharing(2) $4

First Loss	Fannie Mae(1) $12		CAS(2)(5) $10	Lender Risk-Sharing(2) $2

(1)Credit risk retained by Fannie Mae in CAS, CIRT and lender risk-sharing transactions. Tranche sizes vary across programs.
(2)Credit risk transferred to third parties. Tranche sizes vary across programs.
(3)Includes mortgage pool insurance transactions covering loans with an aggregate unpaid principal balance of approximately $1.3 billion outstanding as of March 31, 2023.
(4)For CIRT and some lender risk-sharing transactions, “Reference Pool” reflects a pool of covered loans.
(5)For CAS transactions, “First Loss” represents all B tranche balances.
(6)For CAS and some lender risk-sharing transactions, represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans. The outstanding unpaid principal balance for all loans covered by credit risk transfer programs, including all loans on which risk has been transferred in lender risk-sharing transactions, was $1,168 billion as of March 31, 2023.
The risk in force of these transactions, which refers to the maximum amount of losses that could be absorbed by credit risk transfer investors, was approximately $40 billion as of March 31, 2023, compared with approximately $41 billion as of March 31, 2022.
The table below displays information about the credit enhancement recovery receivables we have recognized within “Other assets” in our condensed consolidated balance sheets. The increase in our single-family freestanding credit enhancement receivables as of March 31, 2023 compared with December 31, 2022, was primarily driven by the overall weaker credit profile of loans included in new credit risk transfer transactions executed in the first quarter of 2023, which increased the estimated benefit we could receive from these transactions.

Single-Family Credit Enhancement Receivables
	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Freestanding credit enhancement receivables	$660	$565
Primary mortgage insurance receivables, net of allowance(1)	51	53
(1)Amount is net of a valuation allowance of $462 million as of March 31, 2023 and December 31, 2022. The vast majority of this valuation allowance related to deferred payment obligations associated with unpaid claim amounts for which collectability is uncertain.

Fannie Mae First Quarter 2023 Form 10-Q	29

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the approximate cash paid or transferred to investors for credit risk transfer transactions. The cash represents the portion of the guaranty fee paid to investors as compensation for taking on a share of the credit risk.

Credit Risk Transfer Transactions
	For the Three Months Ended March 31,
	2023	2022
Cash paid or transferred for:	(Dollars in millions)
CAS transactions(1)	$223	$184
CIRT transactions	89	59
Lender risk-sharing transactions	34	42
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

Single-Family Loans Currently without Credit Enhancement
	As of
	March 31, 2023		December 31, 2022
	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business	Unpaid Principal Balance	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in billions)
Low LTV ratio or short-term(1)	$1,154	32%	$1,171	32%
Pre-credit risk transfer program inception(2)	256	7	265	7
Recently acquired(3)	265	7	403	11
Other(4)	699	19	669	18
Less: Loans in multiple categories	(312)	(8)	(382)	(10)
Total single-family loans currently without credit enhancement	$2,062	57%	$2,126	58%
(1)Represents loans with an LTV ratio less than or equal to 60% or loans with an original maturity of 20 years or less.
(2)Represents loans that were acquired before the inception of our credit risk transfer programs. Also includes Refi PlusTM loans.
(3)Represents loans that were recently acquired and have not been included in a reference pool.
(4)Includes adjustable-rate mortgage loans, loans with a combined LTV ratio greater than 97%, non-Refi Plus loans acquired after the inception of our credit risk transfer programs that became 30 or more days delinquent prior to inclusion in a credit risk transfer transaction and loans that were delinquent as of March 31, 2023 or December 31, 2022.
Single-Family Problem Loan Management
Our problem loan management strategies focus primarily on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to mitigate the severity of the losses we incur. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2022 Form 10-K for a discussion of delinquency statistics on our problem loans, efforts undertaken to manage our problem loans, metrics regarding our loan workout activities, real estate owned (“REO”) management and other single-family credit-related information. The discussion below updates some of that information. We also provide ongoing credit performance information on loans underlying single-family Fannie Mae MBS and loans covered by single-family credit risk transfer transactions. For loans backing Fannie Mae MBS, see the “Forbearance and Delinquency Dashboard” available in the MBS section of our Data Dynamics® tool, which is available at www.fanniemae.com/datadynamics. For loans covered by credit risk transfer transactions, see the “Deal Performance Data” report available in the CAS and CIRT sections of the tool. Information on our website is not incorporated into this report. Information in Data Dynamics may differ from similar measures presented in our financial statements and other public disclosures for a variety of

Fannie Mae First Quarter 2023 Form 10-Q	30

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
reasons, including as a result of variations in the loan population covered, timing differences in reporting and other factors.
Delinquency
The tables below display the delinquency status of loans and changes in the volume of seriously delinquent loans in our single-family conventional guaranty book of business based on the number of loans. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Our single-family serious delinquency rate is expressed as a percentage of our single-family conventional guaranty book of business based on loan count. Management monitors the single-family serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with single-family loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.

Delinquency Status and Activity of Single-Family Conventional Loans
	As of
	March 31, 2023	December 31, 2022	March 31, 2022
Delinquency status:
30 to 59 days delinquent	0.74%	0.96%	0.72%
60 to 89 days delinquent	0.19	0.23	0.19
Seriously delinquent (“SDQ”):	0.59	0.65	1.01
Percentage of SDQ loans that have been delinquent for more than 180 days	55	55	71
Percentage of SDQ loans that have been delinquent for more than two years	16	16	12

	For the Three Months Ended March 31,
	2023	2022
Single-family SDQ loans (number of loans):
Beginning balance	114,960	218,329
Additions	42,363	44,925
Removals:
Modifications and other loan workouts	(24,107)	(57,370)
Liquidations and sales	(7,870)	(10,375)
Cured or less than 90 days delinquent	(22,392)	(16,638)
Total removals	(54,369)	(84,383)
Ending balance	102,954	178,871
Our single-family serious delinquency rate as of March 31, 2023 decreased to the lowest level since 2005. Given our expectation of home price declines, an economic recession in the second half of the year and higher unemployment rates in 2023, we expect the credit performance of loans in our single-family guaranty book of business will decline compared with recent performance, which could lead to higher delinquencies or an increase in our single-family serious delinquency rate later this year. As of March 31, 2023, single-family loans in forbearance comprised 25% of our single-family seriously delinquent loans compared with 28% as of December 31, 2022. For additional information about factors that impact our seriously delinquent rate, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Problem Loan Management” in our 2022 Form 10-K. Also see “Key Market Economic Indicators” for more information about our economic outlook.

Fannie Mae First Quarter 2023 Form 10-Q	31

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

Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of
	March 31, 2023			December 31, 2022			March 31, 2022
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	10%	0.43%	19%	9%	0.46%	19%	10%	0.79%
Florida	6	9	0.81	6	9	0.90	6	8	1.21
Illinois	3	5	0.79	3	5	0.86	3	5	1.28
New Jersey	3	4	0.76	3	4	0.85	3	4	1.49
New York	5	7	1.02	5	7	1.12	5	8	1.87
All other states	64	65	0.55	64	66	0.62	64	65	0.95
Vintages:
2008 and prior	2	22	2.62	2	23	2.78	3	25	4.31
2009-2023	98	78	0.48	98	77	0.53	97	75	0.81
Estimated mark-to-market LTV ratio:
<= 60%	64	71	0.55	66	74	0.63	63	75	1.04
60.01% to 70%	16	14	0.71	16	14	0.77	18	15	1.09
70.01% to 80%	11	9	0.69	10	8	0.69	12	7	0.84
80.01% to 90%	6	4	0.68	5	3	0.68	5	2	0.72
90.01% to 100%	3	2	0.53	3	1	0.40	2	1	0.47
Greater than 100%	*	*	1.67	*	*	4.04	*	*	10.86
Credit enhanced:(2)
Primary MI & other(3)	21	31	1.07	21	31	1.19	20	29	1.77
Credit risk transfer(4)	32	28	0.58	31	28	0.66	25	30	1.23
Non-credit enhanced	57	54	0.50	58	54	0.55	63	54	0.83
*Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.
(2)The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of March 31, 2023 was 43%.
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
Forbearance Plans
A forbearance plan is a short-term loss mitigation option that grants a period of time (typically in 6-month increments and generally not exceeding a total of 12 months) during which the borrower’s monthly payment obligations are reduced or suspended. Borrowers may exit a forbearance plan by repaying all past due amounts to fully reinstate the loan, paying off the loan in full, or entering into another loss mitigation option, such as a repayment plan, a payment deferral, or a loan modification.
As of March 31, 2023, the unpaid principal balance of single-family loans in forbearance was $9.9 billion compared with $11.9 billion as of December 31, 2022. The percentage of loans in our single-family conventional guaranty book of business in forbearance, based on unpaid principal balance, was 0.3% as of March 31, 2023 and December 31, 2022.

Fannie Mae First Quarter 2023 Form 10-Q	32

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
As of March 31, 2023, 64% of the single-family loans in forbearance were seriously delinquent compared with 62% as of December 31, 2022, based on loan count.
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
The chart below displays the unpaid principal balance of our completed single-family loan workouts by type, as well as the number of loan workouts for the first quarter of 2022 compared with the first quarter of 2023. This table does not include loans in an active forbearance arrangement, trial modifications, loans to certain borrowers who have received bankruptcy relief and repayment plans that have been initiated but not completed.
(1)There were approximately 16,200 loans and 35,600 loans in a trial modification period that was not yet complete as of March 31, 2023 and 2022, respectively.
(2)Other was $103 million and $74 million for the first quarter of 2023 and the first quarter of 2022, respectively. Other includes repayment plans and foreclosure alternatives. Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.
The overall decline in loan workout activity was driven by fewer outstanding COVID-19-related forbearances in the first quarter of 2023 compared with the first quarter of 2022. COVID-19-related forbearances often result in a loan workout in order to resolve the loan’s delinquency.
Updated Payment Deferral Workout Option
In March 2023, FHFA announced an update to our standard payment deferral workout option to allow borrowers who have resolved their financial hardship to defer two to six months of past-due mortgage payments as a non-interest bearing balance that is due at maturity of the mortgage loan or earlier upon sale or transfer of the property or payoff of the interest-bearing balance. Our current payment deferral workout option generally allows borrowers to defer up to two months of past-due payments. This update does not impact disaster payment deferrals or COVID-19 payment deferrals, which allow for up to 12 or 18 months of past-due payments, respectively, to be deferred. Servicers have until October 1, 2023 to implement the updated payment deferral requirements, and may voluntarily implement them as early as July 1, 2023.

Fannie Mae First Quarter 2023 Form 10-Q	33

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
REO Management
If a loan defaults, we may acquire the property through foreclosure or a deed-in-lieu of foreclosure. The table below displays our REO activity by region. Regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Single-Family REO Properties
	For the Three Months Ended March 31,
	2023	2022
Single-family REO properties (number of properties):
Beginning of period inventory of single-family REO properties(1)	8,779	7,166
Acquisitions by geographic area:(2)
Midwest	304	392
Northeast	252	274
Southeast	251	263
Southwest	193	165
West	117	69
Total REO acquisitions(1)	1,117	1,163
Dispositions of REO	(1,116)	(899)
End of period inventory of single-family REO properties(1)	8,780	7,430
Carrying value of single-family REO properties (dollars in millions)	$1,325	$1,090
Single-family foreclosure rate(3)	0.03%	0.03%
REO net sales price to unpaid principal balance(4)	122%	116%
Short sales net sales price to unpaid principal balance(5)	93%	86%
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

Fannie Mae First Quarter 2023 Form 10-Q	34

MD&A | Single-Family Business | Single-Family Mortgage Credit Risk Management
The table below displays the components of our single-family credit loss performance metrics and loan sale performance. Because sales of nonperforming and reperforming loans have been a part of our credit loss mitigation strategy in recent periods, we also provide information in the table below on our loan sale performance through the “Losses on sales and other valuation adjustments” line item. In February 2023, FHFA instructed us to put new sales of nonperforming and reperforming loans on hold until further notice. As of March 31, 2023, this nonperforming and reperforming loan sales pause continued to remain in effect.

Single-Family Credit Loss Performance Metrics and Loan Sale Performance
	For the Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Write-offs	$(44)	$(16)
Recoveries	78	36
Foreclosed property income (expense)	(11)	34
Credit gains	23	54
Write-offs on the redesignation of mortgage loans from HFI to HFS(1)	—	(13)
Net credit gains and write-offs on redesignations	23	41
Losses on sales and other valuation adjustments(2)	(72)	(67)
Net credit gains, write-offs on redesignations and losses on sales and other valuation adjustments	$(49)	$(26)

Credit gain ratio (in bps)(3)	0.3	0.6
Net credit gains, write-offs on redesignations and losses on sales and other valuation adjustments ratio (in bps)(3)	(0.5)	(0.3)
(1)Consists of the lower of cost or fair value adjustment at time of redesignation.
(2)Consists of gains or losses realized on the sales of nonperforming and reperforming mortgage loans during the period and temporary lower-of-cost-or-market adjustments on HFS loans, which are recognized in “Investment losses, net” in our condensed consolidated statements of operations and comprehensive income.
(3)Calculated based on the annualized amount of “Credit gains” and “Net credit gains, write-offs on redesignations and losses on sales and other valuation adjustments” divided by the average single-family conventional guaranty book of business during the period.
For information on our benefit (provision) for credit losses, which includes changes in our allowance, see “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” and “Single-Family Business Financial Results.”
Multifamily Business

This section supplements and updates information regarding our Multifamily business segment in our 2022 Form 10-K. See “MD&A—Multifamily Business” in our 2022 Form 10-K for additional information regarding the primary business activities, lenders, competition and market share of our Multifamily business.
Multifamily Mortgage Market
Multifamily market fundamentals, which include factors such as vacancy rates and rents, remained subdued during the first quarter of 2023, despite positive job growth and favorable demographics.
•Vacancy rates. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate for institutional investment-type apartment properties was 5.8% as of March 31, 2023, an increase from an estimated 5.5% as of December 31, 2022, and 4.8% as of March 31, 2022. The estimated average national multifamily vacancy rate over the last 15 years is approximately 5.8%.
•Rents. Based on preliminary third-party data, we estimate that effective rents remained flat during the first quarter of 2023, compared with a decrease of 0.8% during the fourth quarter of 2022 and an increase of 2.0% during the first quarter of 2022.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of low vacancy rates and rising rents helped to increase property values in most metropolitan areas, but that trend reversed for the first quarter of 2023. Based on preliminary multifamily property sales data, transaction volumes for the first quarter of 2023 remained well below average levels. As

Fannie Mae First Quarter 2023 Form 10-Q	35

MD&A | Multifamily Business | Multifamily Mortgage Market
a result of declining transaction volumes, coupled with elevated interest rates, capitalization rates rose in the first quarter of 2023.
Multifamily construction underway remains elevated. Preliminary data show that more than 470,000 multifamily units were delivered in 2022. More than 780,000 multifamily units are slated to be delivered in 2023, although we expect the actual number of units completed will be substantially lower.
We expect higher vacancy levels and stagnant rent growth in 2023 as a result of continued softening rental demand coupled with elevated levels of new construction and slowing job growth.
Multifamily Business Metrics
Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for households with the greatest economic need. Over 95% of the multifamily units we financed in the first quarter of 2023 that were potentially eligible for housing goals credit were affordable to those earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.
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
Based on initial data, overall multifamily market activity was below average levels in the first quarter of 2023, driving lower business volumes during the period compared with the first quarter of 2022. Acquisitions in the first quarter of 2023 were also lower than acquisitions in the first quarter of 2022 because our 2022 acquisitions captured some loans that had been committed in 2021 but were not acquired until 2022, facilitating our compliance with the 2021 FHFA multifamily volume cap. For 2023, FHFA has capped our multifamily loan purchases at $75 billion. FHFA requires that a minimum of 50% of loan purchases must be mission-driven, focused on specified affordable and underserved market segments.
For information on how conservatorship may affect our business activities, see “Risk Factors—GSE and Conservatorship Risk” in our 2022 Form 10-K.

Fannie Mae First Quarter 2023 Form 10-Q	36

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
Average charged guaranty fee represents our effective revenue rate relative to the size of our multifamily guaranty book of business. Management uses this metric to assess the return we earn as compensation for the multifamily credit risk we manage. Average charged guaranty fee is impacted by the rate at which loans in our book of business turn over as well as the guaranty fees we charge, which are set at the time we acquire the loans. Our multifamily guaranty fee pricing is primarily based on the individual credit risk characteristics of the loans we acquire and the aggregate credit risk characteristics of our multifamily guaranty book of business. Our multifamily guaranty fee pricing is also influenced by external forces such as the availability of other sources of liquidity, our mission-related goals, the FHFA volume cap, interest rates, MBS spreads, and the management of the overall composition of our multifamily guaranty book of business. Our average guaranty fees decreased as of March 31, 2023 compared with March 31, 2022 due to lower average charged fees on new acquisitions than on loans that liquidated.

Fannie Mae First Quarter 2023 Form 10-Q	37

MD&A | Multifamily Business | Multifamily Business Financial Results
Multifamily Business Financial Results
This section provides a discussion of the primary components of net income for our Multifamily business.

Multifamily Business Financial Results(1)
	For the Three Months Ended March 31,
	2023	2022	Variance
	(Dollars in millions)
Net interest income	$1,114	$1,144	$(30)
Fee and other income	15	22	(7)
Net revenues	1,129	1,166	(37)
Fair value gains (losses), net	38	(47)	85
Administrative expenses	(148)	(125)	(23)
Benefit (provision) for credit losses	(179)	30	(209)
Credit enhancement expense(2)	(54)	(68)	14
Change in expected credit enhancement recoveries(3)	25	(9)	34
Other expenses, net(4)	(10)	(69)	59
Income before federal income taxes	801	878	(77)
Provision for federal income taxes	(161)	(179)	18
Net income	$640	$699	$(59)
(1)See “Note 9, Segment Reporting” for information about our segment allocation methodology.
(2)Primarily consists of costs associated with our Multifamily CIRTTM (“MCIRTTM”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) programs as well as amortization expense for certain lender risk-sharing programs.
(3)Consists of change in benefits recognized from our freestanding credit enhancements that primarily relate to our Delegated Underwriting and Servicing (“DUS®”) lender risk-sharing.
(4)Consists of investment gains or losses, foreclosed property income (expense), gains or losses from partnership investments, debt extinguishment gains or losses, and other income or expenses.
Net Interest Income
Net interest income decreased slightly in the first quarter of 2023 compared with the first quarter of 2022 due to lower liquidation volumes and therefore lower yield maintenance fees, as well as lower average charged guaranty fees, partially offset by an increase in our multifamily guaranty book of business.
Benefit (Provision) for Credit Losses
Provision for credit losses for the first quarter of 2023 was primarily driven by declines in multifamily actual and projected property values, as well as a provision for our seniors housing loans as uncertainty remained elevated, including uncertainty related to adjustable-rate loans. This was partially offset by a benefit from actual and projected interest rates.
Our benefit for credit losses for the first quarter of 2022 was the result of a reduction in our credit loss reserves primarily due to strong multifamily market fundamentals.
See “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” for more information on our multifamily benefit or provision for credit losses.
Multifamily Mortgage Credit Risk Management
This section supplements and updates our discussion of multifamily mortgage credit risk management in our 2022 Form 10-K in “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management.” For an overview of key elements of our mortgage credit risk management, see “Business—Managing Mortgage Credit Risk” in our 2022 Form 10-K.
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

Fannie Mae First Quarter 2023 Form 10-Q	38

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
prior to closing, depending on the product type, loan size, market and/or other factors. Our underwriting standards generally include, among other things, property cash flow analysis and third-party appraisals.
Additionally, our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratios (“DSCRs”) that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. At underwriting, we evaluate the DSCR based on both actual and underwritten debt service payments. The original DSCR is calculated using the underwritten debt service payments for the loan, which assumes both principal and interest payments, including stressed assumptions in certain cases, rather than the actual debt service payments. Depending on the loan’s interest rate and structure, using the underwritten debt service payments will often result in a more conservative estimate of the debt service payments (for example, loans with an interest-only period). This approach is used for all loans, including those with full and partial interest-only terms.
The following table displays certain key risk characteristics of our multifamily guaranty book of business that we use to evaluate the risk profile and credit quality of our multifamily loans.

Key Risk Characteristics of Multifamily Guaranty Book of Business
	As of
	March 31, 2023	December 31, 2022	March 31, 2022
Weighted-average original LTV ratio	64%	64%	65%
Original LTV ratio greater than 80%	1	1	1
Original DSCR less than or equal to 1.10	12	12	12
Full term interest-only loans	39	38	34
Partial term interest-only loans(1)	48	49	51
Adjustable-rate mortgages	11	11	9
(1)Consists of mortgage loans that were underwritten with an interest-only term, regardless of whether the loan is currently in its interest-only period.
We provide additional information on the credit characteristics of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K.
Transfer of Multifamily Mortgage Credit Risk
We primarily transfer risk through our Delegated Underwriting and Servicing (“DUS®”) program, which delegates to DUS lenders the ability to underwrite and service multifamily loans, in accordance with our standards and requirements. See “MD&A—Multifamily Business—Multifamily Mortgage Credit Risk Management—Transfer of Multifamily Mortgage Credit Risk” in our 2022 Form 10-K for a description of our DUS program.
Our DUS model typically results in our lenders sharing approximately one-third of the credit risk on our multifamily loans, either on a pro-rata or tiered basis. Loans serviced by DUS lenders and their affiliates represented substantially all of our multifamily guaranty book of business as of March 31, 2023 and December 31, 2022. In certain situations, to effectively manage our counterparty risk, we do not allow the lenders to fully share in one-third of the credit risk, but have them share in a smaller portion.
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
We transfer multifamily credit risk through lender risk-sharing at the time of acquisition, but our multifamily back-end credit risk transfer activity occurs later, typically up to a year or more after acquisition. We did not enter into any new multifamily credit risk transfer transactions during the first quarter of 2023. In April 2023, we transferred multifamily mortgage credit risk in an MCIRT transaction.

Fannie Mae First Quarter 2023 Form 10-Q	39

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

Multifamily Loans in Back-End Credit Risk Transfer Transactions
	As of
	March 31, 2023		December 31, 2022
	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business	Unpaid Principal Balance	Percentage of Multifamily Guaranty Book of Business
	(Dollars in millions)
MCIRT	$86,350	19%	$87,682	20%
MCAS	25,058	6	25,071	6
Total	$111,408	25%	$112,753	26%
Multifamily Portfolio Monitoring
As part of our ongoing credit risk management process, we and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We require lenders to provide quarterly and annual financial updates for the loans for which we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 3% as of March 31, 2023 and December 31, 2022.
We manage our exposure to interest-rate risk and monitor changes in interest rates, which can impact multiple aspects of our multifamily loans. Interest rates, especially short-term interest rates, have increased significantly in recent periods and may increase further. Rising interest rates may reduce the ability of multifamily borrowers to refinance their loans, which generally have balloon balances at maturity. We provide additional information on the maturity schedule of our multifamily loans in quarterly financial supplements, which we furnish to the SEC with current reports on Form 8-K and make available on our website.
Additionally, in a rising rate environment, multifamily borrowers with adjustable-rate mortgages will have higher monthly payments, which may lower their DSCRs. We generally require multifamily borrowers with adjustable-rate mortgages to maintain interest rate caps for the life of the loan to protect against large movements in rates. Purchasing or replacing required interest rate caps, especially those with longer terms and/or lower capped interest rates, becomes more expensive as interest rates rise. We have observed these rising costs in recent periods and, particularly since we require our multifamily borrowers to maintain escrows at our servicers to reserve for the cost of replacing caps, this has added pressure to borrowers’ ability to make payments and was a contributing factor to the increase in our multifamily serious delinquency rate in the first quarter of 2023. We actively monitor these interest-rate related risks as part of our risk management process.
We also monitor for risks manifesting within specific property types. A property type we have been monitoring closely is seniors housing, primarily independent living and assisted living facilities, some of which may have a limited capacity devoted to memory care. Seniors housing loans constituted 4% of our multifamily guaranty book of business as of March 31, 2023, based on unpaid principal balance, of which 38% were adjustable-rate mortgages. Seniors housing properties have been disproportionately affected by the COVID-19 pandemic and ongoing economic trends, higher operating costs exacerbated by the increase in inflation, and higher short-term interest rates for adjustable-rate mortgages, resulting in increased costs for these borrowers. As a result, we recorded a write-off in the first quarter of 2023 on a seniors housing portfolio that we had fully reserved for in our allowance for credit losses as of December 31, 2022. We continue to monitor seniors housing loans in our multifamily guaranty book of business closely and actively manage loans that may be at risk of further deterioration or default.
Multifamily Problem Loan Management and Foreclosure Prevention
In addition to the credit performance information on our multifamily loans provided below, we provide information about multifamily loans that back MBS and whole loan REMICs in the “Data Collections” section of our DUS Disclose® tool, available at www.fanniemae.com/dusdisclose. Information on our website is not incorporated into this report.

Fannie Mae First Quarter 2023 Form 10-Q	40

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
Delinquency Statistics on our Multifamily Problem Loans
The percentage of our multifamily loans in our guaranty book of business that are criticized increased as of March 31, 2023 compared with December 31, 2022. This increase was primarily driven by the recent elevated interest-rate environment, which has increased the number of properties reporting low DSCRs in their latest operating statement, particularly those properties with adjustable-rate mortgages. Criticized loans substantially consists of loans classified as “Substandard” and also includes loans classified as “Special Mention” or “Doubtful.” Substandard loans are loans that have a well-defined weakness that could impact their timely full repayment. While the majority of the substandard loans in our multifamily guaranty book of business are currently making timely payments, we continue to monitor the performance of this population. For more information on our loan classifications based on our internally assigned credit risk ratings, see “Note 3, Mortgage Loans,” which provides information about our population of substandard loans.
Our multifamily serious delinquency rate increased to 0.35% as of March 31, 2023, compared with 0.24% as of December 31, 2022, largely driven by a seniors housing portfolio. Our multifamily serious delinquency rate consists of multifamily loans that were 60 days or more past due based on unpaid principal balance, expressed as a percentage of our multifamily guaranty book of business. The percentage of loans in our multifamily guaranty book of business that were 180 days or more delinquent was 0.12% as of March 31, 2023, compared with 0.15% as of December 31, 2022.
Management monitors the multifamily serious delinquency rate as an indicator of potential future credit losses and loss mitigation activities. Serious delinquency rates are reflective of our performance in assessing and managing credit risk associated with multifamily loans in our guaranty book of business. Typically, higher serious delinquency rates result in a higher allowance for loan losses.
Multifamily REO Management
The number of multifamily foreclosed properties held for sale was 29 properties with a carrying value of $307 million as of March 31, 2023, compared with 28 properties with a carrying value of $278 million as of December 31, 2022. We expect the amount of foreclosures on multifamily loans to increase if they are unable to successfully cure their delinquency through a repayment plan or other modification.
Multifamily Credit Loss Performance Metrics
The amount of multifamily credit loss or income we realize in a given period is driven by foreclosures, pre-foreclosure sales, REO activity and write-offs, net of recoveries. Our multifamily credit loss performance metrics are not defined terms and may not be calculated in the same manner as similarly titled measures reported by other companies. We believe our multifamily credit losses, and our multifamily credit losses net of freestanding loss-sharing benefit, may be useful to stakeholders because they display our credit losses in the context of our multifamily guaranty book of business, including changes to the benefit we expect to receive from loss-sharing arrangements. Management views multifamily credit losses, net of freestanding loss-sharing arrangements, as a key metric related to our multifamily business model and our strategy to share multifamily credit risk.

Fannie Mae First Quarter 2023 Form 10-Q	41

MD&A | Multifamily Business | Multifamily Mortgage Credit Risk Management
The table below displays the components of our multifamily credit loss performance metrics, as well as our multifamily initial write-off severity rate and write-off loan count.

Multifamily Credit Loss Performance Metrics
	For the Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Write-offs(1)	$(237)	$—
Recoveries	9	7
Foreclosed property income (expense)	(4)	5
Credit gains (losses)	(232)	12
Change in expected credit enhancement recoveries(2)	8	(7)
Credit gains (losses), net of freestanding loss-sharing arrangements	$(224)	$5

Credit gain (loss) ratio (in bps)(3)	(20.9)	1.2
Credit gain (loss) ratio, net of freestanding loss-sharing benefit (in bps)(2)(3)	(20.2)	0.5
Multifamily initial write-off severity rate(4)(5)	—%	5.5%
Multifamily write-off loan count(6)	2	4
(1)Represents write-offs when a loan is determined to be uncollectible prior to a liquidation event, which includes foreclosure, a deed-in-lieu of foreclosure or a short-sale (collectively a “liquidation event”), as well as write-offs at liquidation. Write-offs associated with non-REO sales are net of loss sharing.
(2)Represents changes to the benefit we expect to receive only from write-offs as a result of certain freestanding loss-sharing arrangements, primarily multifamily DUS lender risk-sharing transactions. Changes to the expected benefits we will receive are recorded in “Change in expected credit enhancement recoveries” in our condensed consolidated statements of operations and comprehensive income.
(3)Calculated based on the annualized amount of “Credit gains (losses)” and “Credit gains (losses), net of freestanding loss-sharing arrangements,” divided by the average multifamily guaranty book of business during the period.
(4)Rate is calculated as the initial write-off amount divided by the average defaulted unpaid principal balance.
(5)Consists of write-offs associated with a liquidation event. The rate excludes any costs, gains or losses associated with REO after initial acquisition through final disposition. The rate also excludes write-offs when a loan is determined to be uncollectible prior to a liquidation event. Write-offs are net of lender loss-sharing agreements.
(6)The multifamily write-off loan count includes only write-offs associated with a liquidation event.
Our multifamily credit losses increased in the first quarter of 2023 compared with the first quarter of 2022 driven by the write-off of a seniors housing portfolio during the first quarter of 2023. As discussed above in “Multifamily Portfolio Monitoring,” seniors housing loans in our guaranty book of business have been disproportionately affected by the COVID-19 pandemic and ongoing economic trends.

Fannie Mae First Quarter 2023 Form 10-Q	42

MD&A | Consolidated Credit Ratios and Select Credit Information
Consolidated Credit Ratios and Select Credit Information

The table below displays select credit ratios on our single-family conventional guaranty book of business and our multifamily guaranty book of business, as well as the inputs used in calculating these ratios.

Consolidated Credit Ratios and Select Credit Information
	As of
	March 31, 2023			December 31, 2022
	Single-family	Multifamily	Consolidated Total	Single-family	Multifamily	Consolidated Total
	(Dollars in millions)
Credit loss reserves as a percentage of:
Guaranty book of business	0.26%	0.42%	0.28%	0.26%	0.43%	0.28%
Nonaccrual loans at amortized cost	62.12	120.90	67.47	90.69	86.86	90.03

Nonaccrual loans as a percentage of:
Guaranty book of business	0.42%	0.35%	0.42%	0.29%	0.50%	0.31%

Select financial information used in calculating credit ratios:
Credit loss reserves(1)	$(9,547)	$(1,863)	$(11,410)	$(9,554)	$(1,911)	$(11,465)
Guaranty book of business(2)	3,628,391	445,424	4,073,815	3,635,237	440,424	4,075,661
Nonaccrual loans at amortized cost	15,369	1,541	16,910	10,535	2,200	12,735

Components of credit loss reserves:
Allowance for loan losses	$(9,479)	$(1,856)	$(11,335)	$(9,443)	$(1,904)	$(11,347)
Allowance for accrued interest receivable	(68)	—	(68)	(111)	—	(111)
Reserve for guaranty losses(3)	—	(7)	(7)	—	(7)	(7)
Total credit loss reserves(1)	$(9,547)	$(1,863)	$(11,410)	$(9,554)	$(1,911)	$(11,465)
(1)Our multifamily credit loss reserves exclude the expected benefit of freestanding credit enhancements on multifamily loans of $511 million as of March 31, 2023 and $492 million as of December 31, 2022, which are recorded in “Other assets” in our condensed consolidated balance sheets.
(2)Represents conventional guaranty book of business for single-family.
(3)Reserve for guaranty losses is recorded in “Other liabilities” in our condensed consolidated balance sheets.
Our single-family nonaccrual loans increased as of March 31, 2023 compared with December 31, 2022 as delinquent loans that may have previously been subject to our COVID-19 nonaccrual policy, which maintained loans on accrual status for at least six months of delinquency, no longer met the requirements of the COVID-19-related guidance effective January 1, 2023. Under our current nonaccrual policy, we generally place a loan on nonaccrual status when the loan is three or more months past due. As a result, the balance of loans on nonaccrual status increased.
The balance of multifamily loans on nonaccrual decreased as of March 31, 2023 compared with December 31, 2022 primarily due to loans curing their delinquency. In addition, write-offs decreased the amortized cost basis on loans that remained on nonaccrual status as of December 31, 2022 and March 31, 2023.
See “Note 3, Mortgage Loans” for more information on our nonaccrual policy, including additional information about our COVID-19-related nonaccrual policy.

Fannie Mae First Quarter 2023 Form 10-Q	43

MD&A | Consolidated Credit Ratios and Select Credit Information

Consolidated Write-off Ratio and Select Credit Information
	For the Three Months Ended March 31,
	2023			2022
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(Dollars in millions)
Select credit ratio:
Write-offs, net of recoveries annualized, as a percentage of the average guaranty book of business (in bps)	(0.4)	20.6	1.9	(0.1)	(0.7)	(0.1)

Select financial information used in calculating credit ratio:
Write-offs	$44	$237	$281	$29	$—	$29
Recoveries	(78)	(9)	(87)	(36)	(7)	(43)
Write-offs, net of recoveries	$(34)	$228	$194	$(7)	$(7)	$(14)
Average guaranty book of business(1)	3,631,814	442,924	4,074,738	3,525,219	416,441	3,941,660
(1)Average guaranty book of business is based on quarter-end balances.
Liquidity and Capital Management

Liquidity Management
This section supplements and updates information regarding liquidity management in our 2022 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2022 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity and funding risk management practices and contingency planning, our liquidity requirements, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding and factors that could adversely affect our liquidity and funding. As of March 31, 2023, we were in compliance with all four components of the liquidity requirements outlined in our 2022 Form 10-K. Also see “Risk Factors—Liquidity and Funding Risk” in our 2022 Form 10-K for a discussion of liquidity and funding risks.
Debt Funding
We are currently subject to a $270 billion debt limit under our senior preferred stock purchase agreement with Treasury. The unpaid principal balance of our aggregate indebtedness was $143.8 billion as of March 31, 2023. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts.
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

Fannie Mae First Quarter 2023 Form 10-Q	44

MD&A | Liquidity and Capital Management

The following chart and table display information on our outstanding short-term and long-term debt based on original contractual maturity. Our outstanding debt remained relatively flat during the first quarter of 2023 as our funding needs remained low and were primarily satisfied through cash and other liquid assets that accumulated in prior periods, as well as earnings retained from our operations.
Debt of Fannie Mae(1)
(Dollars in billions)

$134.2
$100.7
$23.3
$139.2
$99.1
$26.1
12/31/2022
3/31/2023
Short-term debt²
Long-term debt maturing within one year
Long-term debt, excluding portion maturing within one year

(1)Outstanding debt balance consists of the unpaid principal balance, premiums and discounts, fair value adjustments, hedge-related basis adjustments and other cost basis adjustments. Reported amounts include net discount unamortized cost basis adjustments and fair value adjustments of $4.6 billion and $5.1 billion as of March 31, 2023 and December 31, 2022, respectively.
(2)Short-term debt was $14.0 billion and $10.2 billion as of March 31, 2023 and December 31, 2022, respectively.

Selected Debt Information
	As of
	March 31, 2023	December 31, 2022
	(Dollars in billions)
Selected Weighted-Average Interest Rates(1)
Interest rate on short-term debt	4.58%	3.93%
Interest rate on long-term debt, including portion maturing within one year	2.32	2.23
Interest rate on callable debt	2.20	1.79
Selected Maturity Data
Weighted-average maturity of debt maturing within one year (in days)	153	156
Weighted-average maturity of debt maturing in more than one year (in months)	50	52
Other Data
Outstanding callable debt(2)	$47.8	$43.3
Connecticut Avenue Securities debt(3)	5.1	5.2
(1)Excludes the effects of fair value adjustments and hedge-related basis adjustments.
(2)Includes short-term callable debt of $3.3 billion and $590 million as of March 31, 2023 and December 31, 2022, respectively.
(3)Represents CAS debt issued prior to November 2018. See “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2022 Form 10-K for information regarding our Connecticut Avenue Securities.

Fannie Mae First Quarter 2023 Form 10-Q	45

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

Activity in Debt of Fannie Mae
	For the Three Months Ended March 31,

	2023	2022
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$55,106	$48,477
Weighted-average interest rate	4.37%	0.06%
Long-term:(1)
Amount	$2,868	$—
Weighted-average interest rate	5.39%	—%
Total issued:
Amount	$57,974	$48,477
Weighted-average interest rate	4.42%	0.06%
Paid off during the period:(2)
Short-term:
Amount	$51,306	$47,227
Weighted-average interest rate	3.98%	0.05%
Long-term:(1)
Amount	$2,105	$20,353
Weighted-average interest rate	2.83%	1.01%
Total paid off:
Amount	$53,411	$67,580
Weighted-average interest rate	3.94%	0.34%
(1)Includes credit risk-sharing securities issued as CAS debt prior to November 2018. For information on our credit risk transfer transactions, see “MD&A—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Credit Enhancement and Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions” in our 2022 Form 10-K.
(2)Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Fannie Mae First Quarter 2023 Form 10-Q	46

MD&A | Liquidity and Capital Management

Other Investments Portfolio
The chart below displays information on the composition of our other investments portfolio. The balance of our other investments portfolio fluctuates as a result of changes in our cash flows, liquidity in the fixed-income markets, and our liquidity risk management framework and practices.
Our other investments portfolio increased during the first quarter of 2023 primarily due to our corporate debt issuances outpacing maturities, proceeds from the sale of securities and loans, and the continued increase in earnings retained from our operations.

Cash and cash equivalents(1)

Securities purchased under agreements to resell

U.S. Treasury securities
(1)    Cash equivalents are composed of overnight repurchase agreements and U.S. Treasuries, if any, that have a maturity at the date of acquisition of three months or less.
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
The total amount of our off-balance sheet exposure related to unconsolidated Fannie Mae MBS net of any beneficial interest that we retain, and other financial guarantees was $241.8 billion as of March 31, 2023 and $246.7 billion as of December 31, 2022. The majority of the other financial guarantees consists of Freddie Mac securities backing Fannie Mae structured securities. See “Guaranty Book of Business” and “Note 6, Financial Guarantees” for more information regarding our maximum exposure to loss on unconsolidated Fannie Mae MBS and Freddie Mac securities.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $4.7 billion as of March 31, 2023 and $4.8 billion as of December 31, 2022. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our other investments portfolio in excess of these commitments to advance funds.

Fannie Mae First Quarter 2023 Form 10-Q	47

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
Cash Flows
Three Months Ended March 31, 2023. Cash, cash equivalents and restricted cash and cash equivalents increased from $87.8 billion as of December 31, 2022 to $90.8 billion as of March 31, 2023. The increase was primarily driven by cash inflows from (1) proceeds from repayments and sales of loans, (2) the sale of Fannie Mae MBS to third parties, and (3) the issuances of funding debt, which outpaced redemptions.
Partially offsetting these cash inflows were cash outflows from (1) payments on outstanding debt of consolidated trusts,(2) purchases of loans held for investment, and (3) advances to lenders.
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
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie Mae MBS to third parties, and (2) proceeds from repayments of loans.
Credit Ratings
As of March 31, 2023, our credit ratings have not changed since we filed our 2022 Form 10-K. For information on our credit ratings, see “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in our 2022 Form 10-K.

Fannie Mae First Quarter 2023 Form 10-Q	48

MD&A | Liquidity and Capital Management

Capital Management
Capital Requirements
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in the Regulatory Capital Components table below. Because of these exclusions, we had a deficit in available capital as of March 31, 2023, even though we had positive net worth under GAAP of $64.0 billion as of March 31, 2023. See “Business—Legislation and Regulation—GSE-Focused Matters—Capital Requirements” in our 2022 Form 10-K for a description of our capital requirements under the enterprise regulatory capital framework. Although the enterprise regulatory capital framework went into effect in February 2021, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
We had a $253 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $184 billion under the standardized approach of the rule as of March 31, 2023. Our capital shortfall decreased to $253 billion from $258 billion as of December 31, 2022, primarily as a result of an increase in our retained earnings.

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2023(1)
(Dollars in billions)
			Stress capital buffer			$34
			Stability capital buffer			45
Adjusted total assets	$4,560		Countercyclical capital buffer			—
Risk-weighted assets	1,308		Prescribed capital conservation buffer amount			$79

	Minimum Capital Ratio Requirement	Minimum Capital Requirement	Applicable Buffers(2)	Total Capital Requirement (including Buffers)	Available Capital (Deficit)(3)	Capital Shortfall(4)
Risk-based capital:
Total capital (statutory)(5)	8.0%	$105	N/A	$105	$(45)	$(150)
Common equity tier 1 capital	4.5	59	$79	138	(89)	(227)
Tier 1 capital	6.0	78	79	157	(69)	(226)
Adjusted total capital	8.0	105	79	184	(69)	(253)
Leverage capital:
Core capital (statutory)(6)	2.5	114	N/A	114	(57)	(171)
Tier 1 capital	2.5	114	23	137	(69)	(206)

(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)The applicable buffer for common equity tier 1 capital, tier 1 capital, and adjusted total capital is the prescribed capital conservation buffer amount (“PCCBA”), which is composed of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The applicable buffer for tier 1 capital (leverage based) is the prescribed leverage buffer amount (“PLBA”). The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The 2023 stability capital buffer is calculated by multiplying a factor determined based on our share of mortgage debt outstanding by adjusted total assets as of December 31, 2020. The prescribed leverage buffer for 2023 is set at 50% of the 2023 stability buffer. Going forward the stability buffer and the prescribed leverage buffer will be updated with an effective date that depends on whether the stability capital buffer increases or decreases relative to the previously calculated value.
(3)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of March 31, 2023, this resulted in the full deduction of deferred tax assets ($12.6 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
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

Fannie Mae First Quarter 2023 Form 10-Q	49

MD&A | Liquidity and Capital Management

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
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of March 31, 2023 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer. See “Note 14, Regulatory Capital Requirements” for information on our capital ratios as of March 31, 2023 under the enterprise regulatory capital framework.
The table below presents certain components of our regulatory capital.

Regulatory Capital Components
(Dollars in billions)	As of March 31, 2023
Total equity	$64.0
Less:
Senior preferred stock	120.8
Preferred stock	19.1
Common equity	(75.9)
Less: deferred tax assets arising from temporary differences that exceed 10% of common equity tier 1 capital and other regulatory adjustments	12.6
Common equity tier 1 capital (deficit)	(88.5)
Add: non-cumulative perpetual preferred stock	19.1
Tier 1 capital (deficit)	(69.4)
Tier 2 capital adjustments	—
Adjusted total capital (deficit)	$(69.4)
The table below presents certain components of our core capital.

Statutory Capital Components
(Dollars in billions)	As of March 31, 2023
Total equity	$64.0
Less:
Senior preferred stock	120.8
Accumulated other comprehensive income (loss), net of taxes	—
Core capital (deficit)	(56.8)
Less: general allowance for foreclosure losses	(11.5)
Total capital (deficit)	$(45.3)
Capital Activity
Under the terms governing the senior preferred stock, no dividends were payable to Treasury for the first quarter of 2023 and none are payable for the second quarter of 2023.
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

Fannie Mae First Quarter 2023 Form 10-Q	50

MD&A | Liquidity and Capital Management

As a result of these terms governing the senior preferred stock, the aggregate liquidation preference of the senior preferred stock increased to $181.8 billion as of March 31, 2023, due to the $1.4 billion increase in our net worth in the fourth quarter of 2022. The aggregate liquidation preference of the senior preferred stock will further increase to $185.5 billion as of June 30, 2023, due to the $3.8 billion increase in our net worth in the first quarter of 2023. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2022 Form 10-K for more information on the terms of our senior preferred stock, including how the aggregate liquidation preference is determined.
Increases in our net worth improve our capital position and our ability to absorb losses; however, increases in our net worth also increase the aggregate liquidation preference of the senior preferred stock by the same amount until the capital reserve end date as discussed above.
Treasury Funding Commitment
Treasury made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. As of March 31, 2023, the remaining amount of Treasury’s funding commitment to us was $113.9 billion. See “Note 11, Equity” in our 2022 Form 10-K for more information on the funding commitment provided by Treasury under the senior preferred stock purchase agreement.
Risk Management

Our business activities expose us to the following major categories of risk: credit risk (including mortgage credit risk and institutional counterparty credit risk), market risk (including interest-rate risk), liquidity and funding risk, and operational risk (including cyber/information security risk, third-party risk and model risk), as well as strategic risk, compliance risk and reputational risk. We are also exposed to climate risk, which can manifest through our existing categories of risk, particularly credit risk. See “MD&A—Risk Management” in our 2022 Form 10-K for a discussion of our management of these risks. This section supplements and updates that discussion but does not address all of the risk management categories described in our 2022 Form 10-K.
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
We are exposed to interest-rate risk through our “net portfolio,” which we define as our retained mortgage portfolio assets; our other investments portfolio; outstanding debt of Fannie Mae used to fund the retained mortgage portfolio assets and other investments portfolio; mortgage commitments; and risk management derivatives. Our goal is to manage interest-rate risk from our net portfolio to be neutral to changes in interest rates and volatility on an economic basis, subject to model constraints and prevailing market conditions. We actively manage the interest-rate risk of our net portfolio through the use of interest-rate derivatives and by issuing a broad range of both callable and non-callable debt instruments.
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
This section supplements and updates information regarding market risk management in our 2022 Form 10-K. See “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” and “Risk Factors—Market and Industry Risk” in our 2022 Form 10-K for additional information, including our sources of interest-rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest-rate risk. For additional information on the impact of interest-rate risk on our earnings, see “Earnings Exposure to Interest-Rate Risk” below.

Fannie Mae First Quarter 2023 Form 10-Q	51

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
Measurement of Interest-Rate Risk
The table below displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. The table below also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2023 and 2022. Our practice is to allow interest rates to go below zero in the downward shock models unless otherwise prevented through contractual floors.
For information on how we measure our interest-rate risk, see “MD&A—Risk Management—Market Risk Management, including Interest-Rate Risk Management” in our 2022 Form 10-K.

Interest-Rate Sensitivity of Net Portfolio to Changes in Interest-Rate Level and Slope of Yield Curve
	As of(1)(2)
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Rate level shock:
-100 basis points	$7	$(10)
-50 basis points	12	5
+50 basis points	(18)	(14)
+100 basis points	(35)	(35)
Rate slope shock:
-25 basis points (flattening)	(8)	(8)
+25 basis points (steepening)	8	10

	For the Three Months Ended March 31,(1)(3)
	2023			2022
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Market Value Sensitivity			Market Value Sensitivity
	(In years)	(Dollars in millions)		(In years)	(Dollars in millions)
Average	0.02	$(14)	$(26)	(0.04)	$(8)	$(62)
Minimum	(0.01)	(19)	(50)	(0.10)	(31)	(133)
Maximum	0.05	(8)	(5)	0.02	(3)	(15)
Standard deviation	0.01	4	12	0.03	4	27
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
LIBOR rate quotes will cease on June 30, 2023, and after that date the interest accrued on floating-rate instruments that are contractually indexed to LIBOR will reset based on SOFR. We are currently in the process of transitioning our portfolio interest-rate risk measurement process from LIBOR to SOFR as the benchmark interest rate. This change is not expected to have a significant impact on the measurement of our interest-rate risk or our financial results.

Fannie Mae First Quarter 2023 Form 10-Q	52

MD&A | Risk Management | Market Risk Management, including Interest-Rate Risk Management
We use derivatives to help manage the residual interest-rate risk exposure between the assets and liabilities in our net portfolio. Derivatives have enabled us to keep our economic interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest-rate shock. For additional information on our derivative positions, see “Note 8, Derivative Instruments” in our 2022 Form 10-K and in this report.

Derivative Impact on Interest-Rate Risk (50 Basis Points)
	As of(1)
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Before derivatives	$(233)	$(177)
After derivatives	(18)	(14)
Effect of derivatives	215	163
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
We apply fair value hedge accounting to address some of the exposure to interest rates, particularly the earnings volatility related to changes in benchmark interest rates, including LIBOR and SOFR. Our hedge accounting program is specifically designed to address the volatility of our financial results associated with changes in fair value related to changes in these benchmark interest rates. As such, earnings variability driven by other factors, such as spreads or changes in cost basis amortization recognized in net interest income, remains. In addition, our ability to effectively reduce earnings volatility is dependent upon the volume and type of interest-rate swaps available, which is driven by our interest-rate risk management strategy discussed above. As our range of available interest-rate swaps varies over time, our ability to reduce earnings volatility through hedge accounting may vary as well. When the shape of the yield curve shifts significantly from period to period, hedge accounting may be less effective. In our current program, we establish new hedging relationships daily to provide flexibility in our overall risk management strategy.
See “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K and “Note 8, Derivative Instruments” in this report for additional information on our fair value hedge accounting policy and related disclosures.
Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2022 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting estimates with the Audit Committee of our Board of Directors. See “Risk Factors—General Risk” in our 2022 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified one of our accounting estimates, allowance for loan losses, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different judgments and assumptions could have a material impact on our reported results of operations or financial condition.

Fannie Mae First Quarter 2023 Form 10-Q	53

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
The allowance for loan losses involves substantial judgment on a number of matters including the development and weighting of macroeconomic forecasts, the reversion period applied, the assessment of similar risk characteristics, which determines the historic loss experience used to derive probability of loan default, the valuation of collateral, and the determination of a loan’s remaining expected life. Our most significant judgments involved in estimating our allowance for loan losses relate to the macroeconomic data used to develop reasonable and supportable forecasts for key economic drivers, which are subject to significant inherent uncertainty. Most notably, for single-family, the model uses forecasted single-family home prices as well as a range of possible future interest rate environments, which drive prepayment speeds and impact the measurement of the economic concession provided on loans modified in restructurings that were accounted for as TDRs. For multifamily, the model uses forecasted rental income and property valuations over the remaining life of each mortgage loan. In developing a reasonable and supportable forecast, the model simulates multiple paths of interest rates, rental income and property values based on current market conditions.
In future periods, changes in projected interest rates may not be as significant to our measurement of expected credit losses. Pursuant to our adoption of ASU 2022-02 effective January 1, 2022, we prospectively discontinued TDR accounting and no longer measure the economic concession for loan modifications occurring on or after the adoption date. In addition, modifications to loans previously designated as TDRs that occur on or after January 1, 2022, are accounted for under this ASU and result in the elimination of any prior economic concession recorded in the allowance related to such loans. Although increases in interest rates were a meaningful driver of our credit-related expense in previous periods, we expect the decrease in the balance of loans that were previously designated as TDRs will reduce the sensitivity of our benefit (provision) for credit losses to interest rate volatility over time. See “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” in our 2022 Form 10-K for more information about ASU 2022-02.
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

Fannie Mae First Quarter 2023 Form 10-Q	54

MD&A | Critical Accounting Estimates

The table below provides information about our most significant key macroeconomic inputs used in determining our single-family allowance for loan losses: forecasted home price growth rates and interest rates. Although the model consumes a wide range of possible regional home price forecasts and interest rate scenarios that take into account inherent uncertainty, the forecasts below represent the mean path of those simulations used in determining the allowance for the quarter ended March 31, 2023, and for each quarter during the year ended December 31, 2022, and how those forecasts have changed between periods of estimate. Below we present the two succeeding periods used in our estimate of expected credit losses. The forecasts consider periods beyond those presented below.

Select Single-Family Macroeconomic Model Inputs(1)

Forecasted home price growth (decline) rate by period of estimate:(2)
	For the Full Year ending December 31,
	2023	2024	2025
First Quarter 2023	(1.2)%	(2.2)%	(1.1)%

	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	8.4%	(4.2)%	(2.3)%
Third Quarter 2022	9.0	(1.5)	(1.4)
Second Quarter 2022	16.0	4.4	0.5
First Quarter 2022	10.8	3.2	1.3

Forecasted 30-year interest rates by period of estimate:(3)
	Through the end of December 31,	For the Full Year ending December 31,
	2023	2024	2025
First Quarter 2023	6.2%	5.7%	5.5%

	Through the end of December 31,	For the Full Year ending December 31,
	2022	2023	2024
Fourth Quarter 2022	6.5%	6.5%	6.0%
Third Quarter 2022	6.8	6.7	6.2
Second Quarter 2022	5.7	5.4	5.2
First Quarter 2022	4.7	4.8	4.7
(1)These forecasts are provided here solely for the purpose of providing insight into our credit loss model. Forecasts for future periods are subject to significant uncertainty, which increases for periods that are further in the future. We provide our most recent forecasts for certain macroeconomic and housing market conditions in “Key Market Economic Indicators.” In addition, each month our Economic & Strategic Research group provides its forecast of economic and housing market conditions, which are available in the “About Us/Research and Insights” section of our website, www.fanniemae.com. Information on our website is not incorporated into this report.
(2)These estimates are based on our national home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable growth. We periodically update our home price growth estimates and forecasts as new data become available. As a result, the forecast data in this table may also differ from the forecasted home price growth (decline) rate presented in “Key Market Economic Indicators,” because that section reflects our most recent forecast as of the filing date of this report, while this table reflects the quantitative forecast data we used in our model to estimate credit losses for the periods shown. Management continues to monitor macroeconomic updates to our inputs in our credit loss model from the time they are approved as part of our established governance process to ensure the reasonableness of the inputs used to calculate estimated credit losses. The forecast data excludes the impact of any qualitative adjustments.
(3)Forecasted 30-year interest rates represent the mean of possible future interest rate environments that are simulated by our interest rate model and used in the estimation of credit losses. Forecasts through the end of December 31, 2023 and 2022 represent the average forecasted rate from the quarter-end through the calendar year end of December 31st. The fourth quarter of 2022 interest rate represents the 30-year interest rate as of December 31, 2022. This table reflects the forecasted interest rate data we used in estimating credit losses for the periods shown and does not reflect changes in interest rates that occurred after the forecast date.

Fannie Mae First Quarter 2023 Form 10-Q	55

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
As noted above, our allowance for loan losses is sensitive to changes in home prices and interest rate changes. To consider the impact of a hypothetical change in home prices, assuming a positive one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, with all other factors held constant, the single-family allowance for loan losses as of March 31, 2023 would decrease by approximately 4%. Conversely, assuming a negative one-percentage point change in the home price growth rate for the first twelve months of the forecast, on a normalized basis, the single-family allowance for loan losses would increase by approximately 4%.
To consider the impact of a hypothetical change in 30-year interest rates, assuming a 50-basis point increase in estimated 30-year interest rates, with all other factors held constant, the single-family allowance for loan losses as of March 31, 2023 would increase by approximately 2%. Conversely, assuming a 50-basis point decrease in 30-year interest rates, the single-family allowance for loan losses would decrease by approximately 2%.
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
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K. See “Note 4, Allowance for Loan Losses” for additional information about our current period benefit (provision) for loan losses.
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
•economic, mortgage market and housing market conditions (including expectations regarding economic recession, home price changes, unemployment rates, refinance volumes and interest rates), the factors that will affect those conditions, and the impact of those conditions on our business and financial results;
•our business plans and strategies, and their impact;
•the effects of our credit risk transfer transactions;
•volatility in our financial results and the impact of hedge accounting on such volatility;

Fannie Mae First Quarter 2023 Form 10-Q	56

MD&A | Forward-Looking Statements

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
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in our forward-looking statements, including, among others, the following:
•factors that will affect future economic conditions, including the persistence of inflationary pressures, the speed at which expected monetary policy tightening is adjusted and the risk of further financial market disruptions, including additional stress in the banking sector, which could further tighten bank credit conditions, dampen consumer and business confidence, and lead to reduced consumer spending, business investment, and hiring activity;
•the impact of stress in the banking sector on the financial condition and business activities of our counterparties, including stress on small and mid-sized banks and on banks with significant exposure to commercial real estate;
•defaults by one or more of our counterparties;
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
•actions by FHFA, Treasury, HUD, the Consumer Financial Protection Bureau, the SEC or other regulators, Congress, the Executive Branch, or state or local governments that affect our business;
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

Fannie Mae First Quarter 2023 Form 10-Q	57

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
•actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do, or actions relating to UMBS or our resecuritization of Freddie Mac-issued securities;
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
•significant changes in forbearance, modification and foreclosure activity;
•the volume and pace of any future nonperforming and reperforming loan sales and their impact on our results and serious delinquency rates;
•changes in borrower behavior;

Fannie Mae First Quarter 2023 Form 10-Q	58

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
•cyber attacks or other information security breaches or threats; and
•the other factors described in “Risk Factors” in our 2022 Form 10-K.
Readers are cautioned not to unduly rely on the forward-looking statements we make and to place these forward-looking statements into proper context by carefully considering the factors discussed in “Risk Factors” in our 2022 Form 10-K. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Fannie Mae First Quarter 2023 Form 10-Q	59

Financial Statements | Condensed Consolidated Balance Sheets
Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions)

	As of
	March 31, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$60,330	$57,987
Restricted cash and cash equivalents (includes $24,639 and $23,348, respectively, related to consolidated trusts)	30,507	29,854
Securities purchased under agreements to resell (includes $5,500 and $3,475, respectively, related to consolidated trusts)	26,950	14,565
Investments in securities, at fair value	51,089	50,825
Mortgage loans:
Loans held for sale, at lower of cost or fair value	512	2,033
Loans held for investment, at amortized cost:
Of Fannie Mae	51,645	52,081
Of consolidated trusts	4,069,513	4,071,669
Total loans held for investment (includes $3,599 and $3,645, respectively, at fair value)	4,121,158	4,123,750
Allowance for loan losses	(11,335)	(11,347)
Total loans held for investment, net of allowance	4,109,823	4,112,403
Total mortgage loans	4,110,335	4,114,436
Advances to lenders	2,748	1,502
Deferred tax assets, net	12,615	12,911
Accrued interest receivable, net (includes $9,236 and $9,241 related to consolidated trusts and net of allowance of $68 and $111, respectively)	9,780	9,821
Other assets	13,106	13,387
Total assets	$4,317,460	$4,305,288
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $9,545 and $9,347, respectively, related to consolidated trusts)	$10,182	$9,917
Debt:
Of Fannie Mae (includes $1,132 and $1,161, respectively, at fair value)	139,164	134,168
Of consolidated trusts (includes $15,972 and $16,260, respectively, at fair value)	4,091,602	4,087,720
Other liabilities (includes $1,729 and $1,748, respectively, related to consolidated trusts)	12,463	13,206
Total liabilities	4,253,411	4,245,011
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock (liquidation preference of $181,776 and $180,339, respectively)	120,836	120,836
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,087,567 shares outstanding	687	687
Accumulated deficit	(69,239)	(73,011)
Accumulated other comprehensive income	35	35
Treasury stock, at cost, 150,675,136 shares	(7,400)	(7,400)
Total stockholders’ equity (See Note 1: Senior Preferred Stock Purchase Agreement and Senior Preferred Stock for information on the related dividend obligation and liquidation preference)	64,049	60,277
Total liabilities and equity	$4,317,460	$4,305,288

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	60

Financial Statements | Condensed Consolidated Statements of Operations and Comprehensive Income
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31,

	2023	2022
Interest income:
Investments in securities	$981	$166
Mortgage loans	32,137	27,142
Other	452	32
Total interest income	33,570	27,340
Interest expense:
Short-term debt	(119)	(1)
Long-term debt	(26,665)	(19,940)
Total interest expense	(26,784)	(19,941)
Net interest income	6,786	7,399
Provision for credit losses	(132)	(240)
Net interest income after provision for credit losses	6,654	7,159
Investment losses, net	(67)	(102)
Fair value gains, net	204	480
Fee and other income	63	83
Non-interest income	200	461
Administrative expenses:
Salaries and employee benefits	(480)	(407)
Professional services	(184)	(209)
Other administrative expenses	(204)	(192)
Total administrative expenses	(868)	(808)
TCCA fees	(855)	(824)
Credit enhancement expense	(341)	(278)
Change in expected credit enhancement recoveries	120	60
Other expenses, net	(130)	(197)
Total expenses	(2,074)	(2,047)
Income before federal income taxes	4,780	5,573
Provision for federal income taxes	(1,008)	(1,165)
Net income	3,772	4,408
Other comprehensive loss	—	(7)
Total comprehensive income	$3,772	$4,401
Net income	$3,772	$4,408
Dividends distributed or amounts attributable to senior preferred stock	(3,772)	(4,401)
Net income attributable to common stockholders	$—	$7
Earnings per share:
Basic	$0.00	$0.00
Diluted	0.00	0.00
Weighted-average common shares outstanding:
Basic	5,867	5,867
Diluted	5,867	5,893

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	61

Financial Statements | Condensed Consolidated Statements of Cash Flows
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$4,015	$3,358
Cash flows provided by (used in) investing activities:
Purchases of loans held for investment	(27,422)	(95,844)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	1,263	2,307
Proceeds from sales of loans acquired as held for investment of Fannie Mae	1,539	—
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	76,775	163,244
Advances to lenders	(22,571)	(68,231)
Proceeds from disposition of acquired property and preforeclosure sales	1,148	701
Net change in securities purchased under agreements to resell	(12,385)	2,836
Other, net	(778)	(691)
Net cash provided by investing activities	17,569	4,322
Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt of Fannie Mae	102,839	97,899
Payments to redeem debt of Fannie Mae	(98,333)	(117,002)
Proceeds from issuance of debt of consolidated trusts	53,102	180,031
Payments to redeem debt of consolidated trusts	(76,196)	(188,258)
Net cash used in financing activities	(18,588)	(27,330)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,996	(19,650)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	87,841	108,631
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$90,837	$88,981
Cash paid during the period for:
Interest	$27,190	$24,475
Income taxes	—	—

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	62

Financial Statements | Condensed Consolidated Statements of Changes in Equity
FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Changes in
Equity — (Unaudited)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(73,011)	$35	$(7,400)	$60,277
Comprehensive income:
Net income	—	—	—	—	—	—	3,772	—	—	3,772
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $0)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $0)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										3,772
Balance as of March 31, 2023	1	556	1,158	$120,836	$19,130	$687	$(69,239)	$35	$(7,400)	$64,049

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2021	1	556	1,158	$120,836	$19,130	$687	$(85,934)	$38	$(7,400)	$47,357
Comprehensive income:
Net income	—	—	—	—	—	—	4,408	—	—	4,408
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of taxes of $2)	—	—	—	—	—	—	—	(9)	—	(9)
Reclassification adjustment for gains included in net income (net of taxes of $1)	—	—	—	—	—	—	—	4	—	4
Other (net of taxes of $1)	—	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income										4,401
Balance as of March 31, 2022	1	556	1,158	$120,836	$19,130	$687	$(81,526)	$31	$(7,400)	$51,758

See Notes to Condensed Consolidated Financial Statements

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	63

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
We have been under conservatorship, with FHFA acting as conservator, since September 6, 2008. See below and “Note 1, Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) for additional information on our conservatorship and the impact of U.S. government support of our business.
The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2023 and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2022 Form 10-K.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three months ended March 31, 2023 may not necessarily be indicative of the results for the year ending December 31, 2023.
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	64

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
Senior Preferred Stock Purchase Agreement and Senior Preferred Stock
We discuss more fully our senior preferred stock and the terms of the senior preferred stock purchase agreement, as amended, including Treasury’s funding commitment, in “Note 11, Equity” in our 2022 Form 10-K.
Treasury has made a commitment under the senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to the senior preferred stock purchase agreement, we have received a total of $119.8 billion from Treasury as of March 31, 2023, and the amount of remaining funding available to us under the agreement is $113.9 billion. We have not received any funding from Treasury under this commitment since the first quarter of 2018. We had positive net worth of $64.0 billion as of March 31, 2023.
The dividend provisions of the senior preferred stock permit us to retain increases in our net worth until our net worth exceeds the amount of adjusted total capital necessary for us to meet the capital requirements and buffers under the enterprise regulatory capital framework established by FHFA.
The aggregate liquidation preference of the senior preferred stock increased to $181.8 billion as of March 31, 2023 due to the $1.4 billion increase in our net worth in the fourth quarter of 2022. The aggregate liquidation preference of the senior preferred stock will further increase to $185.5 billion as of June 30, 2023, due to the $3.8 billion increase in our net worth in the first quarter of 2023.
Related Parties
Treasury holds an investment in our senior preferred stock with a liquidation preference as discussed in “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock” above, as well as a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock. Therefore, we and Treasury are deemed related parties.
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	65

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
Transactions with Treasury
Treasury Making Home Affordable Program
Our administrative expenses were reduced by $3 million and $4 million for the three months ended March 31, 2023 and 2022, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
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
We recognized TCCA fees of $855 million and $824 million for the three months ended March 31, 2023 and 2022, respectively, of which $855 million had not been remitted to Treasury as of March 31, 2023.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside certain funding obligations, a portion of which is attributable to Treasury’s Capital Magnet Fund. These funding obligations are measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period, with 35% of this amount payable to Treasury’s Capital Magnet Fund. We recognized a total of $11 million and $38 million in “Other expenses, net” for the three months ended March 31, 2023 and 2022, respectively, in connection with Treasury’s Capital Magnet Fund, of which $11 million has not been remitted as of March 31, 2023.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $39 million and $32 million for the three months ended March 31, 2023 and 2022, respectively.
Transactions with CSS and Freddie Mac
We contributed funds to CSS, the company we jointly own with Freddie Mac, of $26 million and $22 million for the three months ended March 31, 2023 and 2022, respectively. Net operating losses associated with our investment in CSS are recorded in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income.
Acquired Property, Net
We recognize foreclosed property (i.e., “Acquired property, net”) upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We present foreclosed property in “Other assets” in our condensed consolidated balance sheets. We held $1.6 billion of acquired property, net as of March 31, 2023 and December 31, 2022.
Earnings per Share
Earnings per share (“EPS”) is presented for basic and diluted EPS. We compute basic EPS by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	66

Notes to Condensed Consolidated Financial Statements | Summary of Significant Accounting Policies
the period. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts would be available to distribute as dividends to common or preferred stockholders (other than to Treasury as the holder of the senior preferred stock). Net income attributable to common stockholders excludes amounts attributable to the senior preferred stock, which increases the liquidation preference as described above in “Senior Preferred Stock Purchase Agreement and Senior Preferred Stock.” Weighted average common shares include 4.7 billion shares for the periods ended March 31, 2023 and 2022 that would have been issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2023 and 2022.
The calculation of diluted EPS includes all the components of basic earnings per share, plus the dilutive effect of common stock equivalents such as convertible securities and stock options. Weighted average shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended March 31, 2022, our diluted EPS weighted-average shares outstanding includes 26 million shares issuable upon the conversion of convertible preferred stock. For the three months ended March 31, 2023, convertible preferred stock is not included in the calculation because it would have an anti-dilutive effect.
New Accounting Guidance
Fair Value Hedging - Portfolio Layer Method
On March 28, 2022, the FASB issued ASU 2022-01, Fair Value Hedging - Portfolio Layer Method, which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. The ASU expands the scope of the previous last-of-layer method to allow entities to apply this method, renamed the portfolio layer method, to non-prepayable financial assets and to designate multiple hedge relationships within a single closed portfolio of financial assets. Additionally, the ASU clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be allocated to the individual financial assets of the closed portfolio and should not be considered when measuring credit losses on those assets. Further, the ASU clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately.
The ASU is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those years. The adoption of this guidance on January 1, 2023 did not have a material impact on our financial statements.
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	67

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

	As of
	March 31, 2023	December 31, 2022

	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to unconsolidated mortgage-backed trusts:
Investments in securities, at fair value	$2,992	$3,353
Other assets	40	40
Other liabilities	(45)	(45)
Net carrying amount	$2,987	$3,348
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
Our maximum exposure to loss related to unconsolidated securitization and resecuritization trusts, which includes but is not limited to our exposure to these Freddie Mac securities, was approximately $235 billion and $240 billion as of March 31, 2023 and December 31, 2022, respectively. The total assets of our unconsolidated securitization and resecuritization trusts were approximately $241 billion and $240 billion as of March 31, 2023 and December 31, 2022, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit (“LIHTC”) investments, community investments and other entities, was $433 million and the related net carrying value was $429 million as of March 31, 2023. As of December 31, 2022, the maximum exposure to loss was $427 million and the related net carrying value was $424 million. The total assets of these limited partnership investments were $4.3 billion as of March 31, 2023 and December 31, 2022.
The maximum exposure to loss related to our involvement with unconsolidated SPVs that transfer credit risk represents the unpaid principal balance and accrued interest payable of obligations issued by the Connecticut Avenue Securities® (“CAS”) and Multifamily Connecticut Avenue SecuritiesTM (“MCASTM”) SPVs. The maximum exposure to loss related to these unconsolidated SPVs was $18.1 billion and $16.9 billion as of March 31, 2023 and December 31, 2022, respectively. The total assets related to these unconsolidated SPVs were $18.2 billion and $17.0 billion as of March 31, 2023 and December 31, 2022, respectively.
The unpaid principal balance of our multifamily loan portfolio was $436.3 billion as of March 31, 2023. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2023 and 2022, the unpaid principal balance of portfolio securitizations was $28.3 billion and

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	68

Notes to Condensed Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

$102.8 billion, respectively. The substantial majority of these portfolio securitization transactions generally do not qualify for sale treatment. Portfolio securitization trusts that do qualify for sale treatment primarily consist of loans that are guaranteed or insured, in whole or in part, by the U.S. government.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2023, the unpaid principal balance of retained interests was $875 million and its related fair value was $1.4 billion. As of December 31, 2022, the unpaid principal balance of retained interests was $910 million and its related fair value was $1.4 billion. For the three months ended March 31, 2023 and 2022, the principal, interest and other fees received on retained interests was $78 million and $114 million, respectively.
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). For purposes of our notes to the condensed consolidated financial statements, we report the amortized cost of HFI loans for which we have not elected the fair value option at the unpaid principal balance, net of unamortized premiums and discounts, hedge-related basis adjustments, other cost basis adjustments, and accrued interest receivable in these “Note 3, Mortgage Loans” disclosures. For purposes of our condensed consolidated balance sheets, we present accrued interest receivable, net separately from the amortized cost of our loans held for investment. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment losses, net” in our condensed consolidated statements of operations and comprehensive income.
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
The following table displays the carrying value of our mortgage loans and allowance for loan losses.

	As of
	March 31, 2023	December 31, 2022
	(Dollars in millions)
Single-family	$3,636,329	$3,644,158
Multifamily	436,307	431,440
Total unpaid principal balance of mortgage loans	4,072,636	4,075,598
Cost basis and fair value adjustments, net	49,034	50,185
Allowance for loan losses for HFI loans	(11,335)	(11,347)
Total mortgage loans(1)	$4,110,335	$4,114,436
(1)Excludes $9.5 billion of accrued interest receivable, net of allowance as of March 31, 2023 and December 31, 2022.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	69

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays information about our purchase of HFI loans, redesignation of loans from HFI to HFS and the sales of mortgage loans during the period.

	For the Three Months Ended March 31,

	2023	2022
	(Dollars in millions)
Purchase of HFI loans:
Single-family unpaid principal balance	$67,467	$239,468
Multifamily unpaid principal balance	10,235	16,009

Single-family loans redesignated from HFI to HFS:
Amortized cost	$—	$1,181
Lower of cost or fair value adjustment at time of redesignation(1)	—	(13)
Allowance reversed at time of redesignation	—	63

Single-family loans sold:
Unpaid principal balance	$1,842	$—
Realized gains, net	17	—
(1)Consists of the write-off against the allowance at the time of redesignation.
The amortized cost of single-family mortgage loans for which formal foreclosure proceedings were in process was $4.6 billion as of March 31, 2023 and December 31, 2022. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	70

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Aging Analysis
The following tables display an aging analysis of the total amortized cost of our HFI mortgage loans by portfolio segment and class of financing receivable, excluding loans for which we have elected the fair value option.

	As of March 31, 2023
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$21,710	$5,910	$18,512	$46,132	$3,110,579	$3,156,711	$6,929	$3,000
15-year or less, amortizing fixed-rate	1,308	266	722	2,296	473,257	475,553	366	96
Adjustable-rate	143	30	113	286	27,138	27,424	50	22
Other(2)	538	154	801	1,493	28,915	30,408	310	287
Total single-family	23,699	6,360	20,148	50,207	3,639,889	3,690,096	7,655	3,405
Multifamily(3)	214	N/A	1,321	1,535	435,503	437,038	198	647
Total	$23,913	$6,360	$21,469	$51,742	$4,075,392	$4,127,134	$7,853	$4,052

	As of December 31, 2022
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Loans 90 Days or More Delinquent and Accruing Interest	Nonaccrual Loans with No Allowance
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$27,891	$6,774	$19,990	$54,655	$3,092,199	$3,146,854	$13,257	$3,254
15-year or less, amortizing fixed-rate	1,902	314	800	3,016	488,452	491,468	666	82
Adjustable-rate	176	38	127	341	26,767	27,108	90	24
Other(2)	660	179	898	1,737	30,362	32,099	424	324
Total single-family	30,629	7,305	21,815	59,749	3,637,780	3,697,529	14,437	3,684
Multifamily(3)	173	N/A	955	1,128	431,094	432,222	11	13
Total	$30,802	$7,305	$22,770	$60,877	$4,068,874	$4,129,751	$14,448	$3,697
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
Credit Quality Indicators and Write-offs by Year of Origination
The estimated mark-to-market loan-to-value (“LTV”) ratio is a primary factor we consider when estimating our allowance for loan losses for single-family loans. As a borrower’s LTV ratio increases, their equity in the home decreases, which

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	71

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
may negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the outstanding balance of the loan.
The following tables display information about the credit quality of our single-family HFI loans, based on total amortized cost. Effective January 1, 2023, we adopted amendments to ASU 2022-02 that require us to disclose current-period gross write-offs by year of origination for financing receivables. As a result, for the periods beginning January 1, 2023, the tables below includes current year write-offs of our single-family HFI mortgage loans by class of financing receivable and year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of March 31, 2023 and Write-offs For the Three Months Ended March 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$22,412	$279,467	$877,834	$806,520	$145,978	$703,955	$2,836,166
Greater than 80% and less than or equal to 90%	6,625	94,815	87,316	6,836	1,293	1,682	198,567
Greater than 90% and less than or equal to 100%	11,194	88,919	13,722	1,280	177	315	115,607
Greater than 100%	—	5,506	511	83	21	246	6,367
Total 20- and 30-year or more, amortizing fixed-rate	40,231	468,707	979,383	814,719	147,469	706,198	3,156,707
Current-period 20- and 30-year or more, amortizing fixed-rate write-offs	$—	$3	$10	$5	$2	$15	$35
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	1,494	37,382	180,495	130,210	19,451	103,939	472,971
Greater than 80% and less than or equal to 90%	86	1,475	372	27	2	2	1,964
Greater than 90% and less than or equal to 100%	79	509	20	1	—	1	610
Greater than 100%	—	6	—	—	—	2	8
Total 15-year or less, amortizing fixed-rate	1,659	39,372	180,887	130,238	19,453	103,944	475,553
Current-period 15-year or less, amortizing fixed-rate write-offs	—	—	—	—	—	1	1
Adjustable-rate:
Less than or equal to 80%	349	4,093	6,239	1,812	796	11,533	24,822
Greater than 80% and less than or equal to 90%	128	1,237	251	11	3	4	1,634
Greater than 90% and less than or equal to 100%	97	816	28	1	—	1	943
Greater than 100%	—	24	1	—	—	—	25
Total adjustable-rate	574	6,170	6,519	1,824	799	11,538	27,424
Current-period adjustable-rate write-offs	—	—	—	—	—	—	—
Other:
Less than or equal to 80%	—	—	—	—	28	21,604	21,632
Greater than 80% and less than or equal to 90%	—	—	—	—	—	127	127
Greater than 90% and less than or equal to 100%	—	—	—	—	—	60	60
Greater than 100%	—	—	—	—	—	61	61
Total other	—	—	—	—	28	21,852	21,880
Current-period other write-offs	—	—	—	—	—	4	4

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$24,255	$320,942	$1,064,568	$938,542	$166,253	$841,031	$3,355,591
Greater than 80% and less than or equal to 90%	6,839	97,527	87,939	6,874	1,298	1,815	202,292
Greater than 90% and less than or equal to 100%	11,370	90,244	13,770	1,282	177	377	117,220
Greater than 100%	—	5,536	512	83	21	309	6,461
Total	$42,464	$514,249	$1,166,789	$946,781	$167,749	$843,532	$3,681,564
Total current-period write-offs	$—	$3	$10	$5	$2	$20	$40

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	72

Notes to Condensed Consolidated Financial Statements | Mortgage Loans

	Credit Quality Indicators as of December 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
20- and 30-year or more, amortizing fixed-rate:
Less than or equal to 80%	$281,257	$896,977	$820,452	$149,067	$70,306	$651,297	$2,869,356
Greater than 80% and less than or equal to 90%	84,864	86,335	5,904	1,152	618	1,062	179,935
Greater than 90% and less than or equal to 100%	84,664	9,284	1,333	217	77	224	95,799
Greater than 100%	1,230	208	56	18	12	240	1,764
Total 20- and 30-year or more, amortizing fixed-rate	452,015	992,804	827,745	150,454	71,013	652,823	3,146,854
15-year or less, amortizing fixed-rate:
Less than or equal to 80%	37,830	185,511	134,336	20,239	7,324	103,841	489,081
Greater than 80% and less than or equal to 90%	1,363	410	33	3	—	2	1,811
Greater than 90% and less than or equal to 100%	552	16	1	—	—	1	570
Greater than 100%	3	1	—	—	—	2	6
Total 15-year or less, amortizing fixed-rate	39,748	185,938	134,370	20,242	7,324	103,846	491,468
Adjustable-rate:
Less than or equal to 80%	3,971	6,383	1,865	821	906	11,226	25,172
Greater than 80% and less than or equal to 90%	1,013	236	12	3	1	3	1,268
Greater than 90% and less than or equal to 100%	645	21	—	—	1	—	667
Greater than 100%	1	—	—	—	—	—	1
Total adjustable-rate	5,630	6,640	1,877	824	908	11,229	27,108
Other:
Less than or equal to 80%	—	—	—	29	222	22,103	22,354
Greater than 80% and less than or equal to 90%	—	—	—	—	1	129	130
Greater than 90% and less than or equal to 100%	—	—	—	—	1	56	57
Greater than 100%	—	—	—	—	—	57	57
Total other	—	—	—	29	224	22,345	22,598
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028

Total for all classes by LTV ratio:(2)
Less than or equal to 80%	$323,058	$1,088,871	$956,653	$170,156	$78,758	$788,467	$3,405,963
Greater than 80% and less than or equal to 90%	87,240	86,981	5,949	1,158	620	1,196	183,144
Greater than 90% and less than or equal to 100%	85,861	9,321	1,334	217	79	281	97,093
Greater than 100%	1,234	209	56	18	12	299	1,828
Total	$497,393	$1,185,382	$963,992	$171,549	$79,469	$790,243	$3,688,028
(1)Excludes amortized cost of $8.5 billion and $9.5 billion as of March 31, 2023 and December 31, 2022, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, which represents primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio. For the three months ended March 31, 2023, it also excludes write-offs of $2 million, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan divided by the estimated current value of the property as of the end of each reported period, which we calculate using an internal valuation model that estimates periodic changes in home value.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	73

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following tables display the total amortized cost of our multifamily HFI loans by year of origination and credit-risk rating, excluding loans for which we have elected the fair value option. Property rental income and property valuations are key inputs to our internally assigned credit risk ratings. For the periods beginning January 1, 2023, the tables below includes current year write-offs of our multifamily HFI mortgage loans by year of origination, excluding loans for which we have elected the fair value option.

	Credit Quality Indicators as of March 31, 2023 and Write-offs for the Three Months Ended March 31, 2023, by Year of Origination(1)
	2023	2022	2021	2020	2019	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$8,098	$59,264	$62,849	$74,920	$59,164	$148,085	$412,380
Special mention(3)	—	8	99	82	24	293	506
Substandard(4)	—	2,238	2,278	1,692	2,905	15,035	24,148
Doubtful(5)	—	—	—	—	—	4	4
Total	$8,098	$61,510	$65,226	$76,694	$62,093	$163,417	$437,038
Current-period write-offs	$—	$3	$—	$1	$—	$233	$237

	Credit Quality Indicators as of December 31, 2022, by Year of Origination(1)
	2022	2021	2020	2019	2018	Prior	Total
	(Dollars in millions)
Internally assigned credit risk rating:
Pass(2)	$57,976	$64,165	$75,468	$59,507	$48,720	$103,772	$409,608
Special mention(3)	11	41	128	55	54	306	595
Substandard(4)	1,415	1,580	1,388	2,816	2,488	12,324	22,011
Doubtful(5)	—	—	—	—	8	—	8
Total	$59,402	$65,786	$76,984	$62,378	$51,270	$116,402	$432,222
(1)In the current period, we updated our presentation of credit quality indicators. Previously, “Pass” and “Special mention” were disclosed as “Non-classified,” and “Substandard” and “Doubtful” were disclosed as “Classified.” Prior periods have been updated to conform to the current period presentation. Year of loan origination may not be the same as the period in which we subsequently acquired the loan.
(2)A loan categorized as “Pass” is current or is adequately protected by the current financial strength and debt service capability of the borrower.
(3)“Special mention” refers to loans that are otherwise performing but have potential weaknesses that, if left uncorrected, may result in deterioration in the borrower’s ability to repay in full.
(4)Loans classified as “Substandard” have a well-defined weakness that jeopardizes the timely full repayment. We had seniors housing loans with an amortized cost of $8.9 billion as of March 31, 2023 and $9.2 billion as of December 31, 2022 classified as substandard.
(5)“Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values.
Loss Mitigation Options for Borrowers Experiencing Financial Difficulty
As part of our loss mitigation activities, we may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. In addition to loan modifications, we also provide other loss mitigation options to assist borrowers who experience financial difficulties.
Below we provide disclosures relating to loan restructurings where borrowers were experiencing financial difficulty, including restructurings that resulted in an insignificant payment delay. The disclosures exclude loans classified as held for sale and those for which we have elected the fair value option. See “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K for additional information on our accounting policies for single-family and multifamily loans that have been restructured.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	74

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Single-Family Loan Restructurings
We offer several types of restructurings to single-family borrowers that may result in a payment delay, interest rate reduction, term extension, or combination thereof. We do not typically offer principal forgiveness.
We offer the following types of restructurings to single-family borrowers that only result in a payment delay:
•A forbearance plan is a short-term loss mitigation option that grants a period of time (typically in 6-month increments and generally not in excess of a total of 12 months) during which the borrower’s monthly payment obligations are reduced or suspended. A forbearance plan does not impact our reporting of when a loan is considered past due, which remains based on the contractual terms of the loan. Borrowers may exit a forbearance plan by repaying all past due amounts to fully reinstate the loan, paying off the loan in full, or entering into another loss mitigation option, such as a repayment plan, a payment deferral, or a loan modification.
•A repayment plan is a short-term loss mitigation option that allows borrowers a specific period of time to return the loan to current status by paying the regular monthly payment plus additional agreed-upon delinquent amounts (generally for a period up to 12 months, and the monthly repayment plan amount must not exceed 150% of the contractual mortgage payment). A repayment plan does not impact our reporting of when a loan is considered past due, which remains based on the contractual terms of the loan. At the end of the repayment plan, the borrower resumes making the regular monthly payment.
•A payment deferral is a loss mitigation option that defers the repayment of the delinquent principal and interest payments and other eligible default-related amounts that were advanced on behalf of the borrower by converting them into a non-interest-bearing balance due at the earlier of the payoff date, the maturity date, or sale or transfer of the property. The remaining mortgage terms, interest rate, payment schedule, and maturity date remain unchanged, and no trial period is required. The number of months of payments deferred varies based on the types of hardships the borrower is facing.
We also offer single-family borrowers loan modifications, which contractually change the terms of the loan. Our loan modification programs generally require completion of a trial period of three to four months during which the borrower makes reduced monthly payments prior to receiving the modification. During the trial period, the mortgage loan is not contractually modified and continues to be reported as past due according to its contractual terms. The reduced payments that are made by the borrower during the trial period will result in a payment delay with respect to the original contractual terms of the loan. After successful completion of the trial period, and the borrower’s execution of a modification agreement, the mortgage loan is contractually modified.
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	75

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
Restructurings for Borrowers Experiencing Financial Difficulty
The following tables display the amortized cost of HFI mortgage loans that were restructured during the period indicated, presented by portfolio segment and class of financing receivable.

	For the Three Months Ended March 31, 2023
	Payment Delay (Only)
	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$9,333	$3,661	$2,629	$1,778	$267	$17,668	1%
15-year or less, amortizing fixed-rate	419	159	104	—	—	682	*
Adjustable-rate	46	17	8	—	1	72	*
Other	121	51	67	35	29	303	1
Total single-family	9,919	3,888	2,808	1,813	297	18,725	1
Multifamily	572	—	—	—	570	1,142	*
Total(3)	$10,491	$3,888	$2,808	$1,813	$867	$19,867	*

	For the Three Months Ended March 31, 2022
	Payment Delay (Only)
	Forbearance Plan(4)	Payment Deferral	Trial Modification and Repayment Plans(4)	Payment Delay and Term Extension(1)	Payment Delay, Term Extension and Interest Rate Reduction(1)	Total	Percentage of Total by Financing Class(2)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$15,662	$6,784	$5,858	$1,103	$4,547	$33,954	1%
15-year or less, amortizing fixed-rate	803	394	239	—	1	1,437	*
Adjustable-rate	97	57	54	—	5	213	1
Other	382	197	241	93	226	1,139	3
Total single-family	16,944	7,432	6,392	1,196	4,779	36,743	1
Multifamily	267	—	—	29	—	296	*
Total(3)	$17,211	$7,432	$6,392	$1,225	$4,779	$37,039	1
*    Represents less than 0.5% of total by financing class.
(1)    Represents loans that received a contractual modification.
(2)    Based on the amortized cost basis as of period end, divided by the period-end amortized cost basis of the corresponding class of financing receivable.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	76

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
(3)    Excludes loans that were the subject of loss mitigation activity during the period that paid off, were repurchased or sold prior to period end. Also excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale. Loans may move from one category to another, as a result of the restructuring(s) they received during the period, in which case they appear in the table above only in the category that best reflects the cumulative effects of the loan restructurings received during the periods.
(4)    We have updated the presentation of repayment plans for the three months ended March 31, 2022. Previously, repayment plans were included within the table as “Forbearance and Repayment Plans,” however we have reclassified these as component of “Trial Modification and Repayment Plans” to conform with the current year presentation.
Our estimate of future credit losses uses a lifetime methodology, derived from modeled loan performance based on extensive historical experience of loans with similar risk characteristics, adjusted to reflect current conditions and reasonable and supportable forecasts. The historical loss experience used in our single-family and multifamily credit loss models includes the impact of the loss mitigation options provided to borrowers experiencing financial difficulty, and also includes the impact of projected loss severities as a result of a loan default.
The following tables summarize the financial impacts of loan modifications and payment deferrals for single-family HFI loans presented by class of financing receivable. The qualitative impact of forbearance plans, repayment plans, and trial modifications are discussed earlier in this footnote; these loss mitigation options are not included in the table below.

	For the Three Months Ended March 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.08%	175	$16,984
15-year or less, amortizing fixed-rate	0.74	54	14,558
Adjustable-rate	2.00	—	15,629
Other	1.54	185	20,269

	For the Three Months Ended March 31, 2022
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Average Amount Capitalized as a Result of a Payment Delay(1)
Loan by class of financing receivable(2):
20- and 30-year or more, amortizing fixed-rate	1.59%	178	$23,146
15-year or less, amortizing fixed-rate	0.88	52	20,664
Adjustable-rate	0.22	—	24,838
Other	1.62	186	24,759
(1)    Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
(2)    Excludes the financial effects of modifications for loans that were paid off or otherwise liquidated as of period-end.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	77

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays the amortized cost of HFI loans that defaulted during the period and had received a completed modification or payment deferral in the twelve months prior to the payment default. The substantial majority of loans that received a completed modification or a payment deferral during the first quarter of 2023 did not default during the period. For purposes of this disclosure, we define loans that had a payment default as single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period. For loans that receive a forbearance plan, repayment plan or trial modification, these loss mitigation options generally remain in default until the loan is no longer delinquent as a result of the payment of all past-due amounts or as a result of a loan modification or payment deferral. Therefore, forbearance plans, repayment plans and trial modifications are not included in default tables below.

	For the Three Months Ended March 31, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Payment Delay and Term Extension	Payment Delay, Term Extension and Interest Rate Reduction	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$766	$200	$284	$1,250
15-year or less, amortizing fixed-rate	27	—	—	27
Adjustable-rate	3	—	1	4
Other	14	4	14	32
Total single-family	810	204	299	1,313
Multifamily	—	—	—	—
Total loans that subsequently defaulted(1)	$810	$204	$299	$1,313
(1)    Represents amortized cost as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The substantial majority of loans that received a completed modification or payment deferral on or after January 1, 2022, the date we adopted ASU 2022-02, through March 31, 2022 did not default during the first quarter of 2022. See “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K for additional information about our adoption of ASU 2022-02.
The following table displays an aging analysis of HFI mortgage loans that were restructured during the twelve months prior to March 31, 2023, presented by portfolio segment and class of financing receivable.

	As of March 31, 2023(1)
	30-59 Days Delinquent	60-89 Days Delinquent(2)	Seriously Delinquent	Total Delinquent	Current	Total
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$3,061	$2,180	$12,376	$17,617	$22,071	$39,688
15-year or less, amortizing fixed-rate	104	83	479	666	744	1,410
Adjustable-rate	15	9	58	82	78	160
Other	79	45	293	417	532	949
Total single-family loans modified	3,259	2,317	13,206	18,782	23,425	42,207
Multifamily	—	N/A	638	638	594	1,232
Total loans restructured(3)	$3,259	$2,317	$13,844	$19,420	$24,019	$43,439
(1)    The substantial majority of loans that received a completed modification or a payment deferral during the first quarter of 2023 were not delinquent.
(2)    Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
(3)    Represents the amortized cost basis of the loan as of period end.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	78

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
The following table displays an aging analysis of HFI mortgage loans that entered into a forbearance plan, repayment plan or trial modification on or after January 1, 2022, the date we adopted ASU 2022-02, through March 31, 2022 presented by portfolio segment and class of financing receivable. The substantial majority of loans that received a completed modification or a payment deferral during the first quarter of 2022 were not delinquent.

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
(2)    Represents the amortized cost basis of the loan as of period end.
Nonaccrual Loans
We recognize interest income on an accrual basis except when we believe the collection of principal and interest is not reasonably assured. This generally occurs when a single-family loan is three or more months past due and a multifamily loan is two or more months past due according to its contractual terms. A loan is reported as past due if a full payment of principal and interest is not received within one month of its due date. When a loan is placed on nonaccrual status based on delinquency status, interest previously accrued but not collected on the loan is reversed through interest income.
We have generally elected not to measure an allowance for credit losses on accrued interest receivable balances as we have a nonaccrual policy to ensure the timely reversal of unpaid accrued interest. See “Note 4, Allowance for Loan Losses” for additional information about our current-period provision for loan losses.
For single-family loans, we recognize any contractual interest payments received on the loan while on nonaccrual status as interest income on a cash basis. For multifamily loans we apply any payment received on a cost recovery basis to reduce the amortized cost of the mortgage loan. Thus, we do not recognize any interest income on a multifamily loan placed on nonaccrual status until the amortized cost of the loan has been reduced to zero. Cost basis adjustments on held-for-investment loans are amortized into interest income over the contractual life of the loan using the effective interest method. No amortization is recognized during periods in which the loan is on non-accrual status.
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
For single-family loans negatively impacted by the COVID-19 pandemic that were three or more months past due as of December 31, 2022, we continue to recognize interest income for up to six months of delinquency provided that the loan was either current as of March 1, 2020, or originated after March 1, 2020. We continue to accrue interest income beyond six months of delinquency provided that the collection of principal and interest continues to be reasonably assured. For multifamily loans that are in a COVID-19 forbearance arrangement on December 31, 2022, we continue to recognize interest income for up to six months of delinquency and then place them on nonaccrual status when the borrower is six months past due.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	79

Notes to Condensed Consolidated Financial Statements | Mortgage Loans
For loans that are subject to the COVID-19-related nonaccrual policy, we establish a valuation allowance for expected credit losses on the accrued interest receivable balance applying the process that we have established for both single-family and multifamily loans. The credit expense related to this valuation allowance is classified as a component of the provision for credit losses. Accrued interest receivable is written off when the amount is deemed to be uncollectible. Loans that are in active forbearance arrangements are not evaluated for write-off.
The table below displays the accrued interest receivable written off through the reversal of interest income for nonaccrual loans.

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Accrued interest receivable written off through the reversal of interest income:
Single-family	$79	$17
Multifamily	2	1
The tables below include the amortized cost of and interest income recognized on our HFI single-family and multifamily loans on nonaccrual status by class, excluding loans for which we have elected the fair value option.

	As of		For the Three Months Ended March 31, 2023
	March 31, 2023	December 31, 2022
	Amortized Cost		Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$14,172	$9,447	$7
15-year or less, amortizing fixed-rate	429	200	—
Adjustable-rate	75	53	—
Other	601	617	2
Total single-family	15,277	10,317	9
Multifamily	1,541	2,200	29
Total nonaccrual loans	$16,818	$12,517	$38

	As of		For the Three Months Ended March 31, 2022
	March 31, 2022	December 31, 2021
	Amortized Cost		Total Interest Income Recognized(1)
	(Dollars in millions)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$13,692	$17,599	$47
15-year or less, amortizing fixed-rate	331	430	1
Adjustable-rate	84	107	—
Other	913	1,101	3
Total single-family	15,020	19,237	51
Multifamily	1,258	1,259	5
Total nonaccrual loans	$16,278	$20,496	$56
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	80

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
The following table displays changes in our allowance for single-family loans, multifamily loans and total allowance for loan losses. The benefit or provision for loan losses excludes provision for accrued interest receivable losses, guaranty loss reserves and credit losses on available-for-sale (“AFS”) debt securities. Cumulatively, these amounts are recognized as “Provision for credit losses” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$(9,443)	$(4,950)
Benefit (provision) for loan losses	4	(282)
Write-offs	42	27
Recoveries	(76)	(33)
Other	(6)	(3)
Ending balance	$(9,479)	$(5,241)
Multifamily allowance for loan losses:
Beginning balance	$(1,904)	$(679)
Benefit (provision) for loan losses	(180)	28
Write-offs	237	—
Recoveries	(9)	(7)
Ending balance	$(1,856)	$(658)
Total allowance for loan losses:
Beginning balance	$(11,347)	$(5,629)
Benefit (provision) for loan losses	(176)	(254)
Write-offs	279	27
Recoveries	(85)	(40)
Other	(6)	(3)
Ending balance	$(11,335)	$(5,899)
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	81

Notes to Condensed Consolidated Financial Statements | Allowance for Loan Losses
We recognized a modest single-family benefit for loan losses in the first quarter of 2023, primarily driven by a benefit from actual and forecasted home price growth, substantially offset by a provision on newly acquired loans, as described in more detail below:
•Benefit from actual and forecasted home price growth. During the first quarter of 2023, we observed modest actual home price appreciation. In addition, our updated 2023 home price forecast changed from our prior estimate, resulting in a lower estimate of home price declines for the year. Higher home prices decrease the likelihood that loans will default and reduce the amount of losses on loans that do default, which impacts our estimate of losses and ultimately reduces our loss reserves and provision for loan losses.
•Provision on newly acquired loans. The portion of our single-family acquisitions consisting of purchase loans increased in the first quarter of 2023 compared with the first quarter of 2022. As we shift to more purchase loans, which generally have higher origination loan to value (“LTV”) ratios than refinance loans, the credit profile of our acquisitions weakens. In addition, the average original LTV ratio of purchase loans acquired in the first quarter of 2023 was higher than for purchase loan acquisitions in the first quarter of 2022. These factors drove a higher estimated risk of default and loss severity in the allowance and therefore a higher loan loss provision for those loans at the time of acquisition.
The primary factors that contributed to our single-family provision for loan losses in the first quarter of 2022 were a provision for higher actual and projected interest rates partially offset by a benefit from the release of economic concessions, as described in more detail below:
•Provision from actual and projected interest rates. Interest rates were higher as of March 31, 2022 compared with December 31, 2021. As mortgage rates increased, we expected a decrease in future prepayments on single-family loans, including modified loans accounted for as TDRs. Lower expected prepayments extended the expected lives of these TDR loans, which increased the expected impairment relating to economic concessions provided on them, resulting in a provision for loan losses.
•Benefit from the release of economic concessions on loans previously designated as TDRs that received loss mitigation arrangements during the quarter. Pursuant to our adoption of accounting guidance ASU 2022-02, we removed from our allowance the prior economic concession recorded on a loan previously designated as a TDR when the loan was modified or received or extended a loss mitigation arrangement such as a forbearance plan, repayment plan or other loan workout during the period. See “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K for additional information about our adoption of ASU 2022-02.
The primary factors that contributed to our multifamily provision for loan losses for the first quarter of 2023 were:
•Provision for actual and projected economic data, which was primarily driven by decreases in multifamily actual and projected property values. This resulted in higher estimated LTV ratios, which increased our estimate of expected loan losses.
•Provision relating to our multifamily seniors housing loans. In the first quarter of 2023, uncertainty related to our seniors housing loans remained elevated, including uncertainty related to adjustable-rate loans.
The impact of these factors was partially offset by the following, which reduced our multifamily provision for loan loss:
•Benefit from actual and projected interest rates. Actual and projected interest rates decreased as of March 31, 2023 compared with December 31, 2022, which reduced the probability of default resulting in a benefit for loan losses.
Multifamily write-offs for the first quarter of 2023 were due to the write-off of a seniors housing portfolio. The seniors housing loans in our multifamily book have been disproportionately affected by the COVID-19 pandemic and ongoing economic trends, higher operating costs exacerbated by the increase in inflation, and higher short-term interest rates for adjustable-rate mortgages, resulting in increased costs for these borrowers.
In the first quarter of 2022, the multifamily benefit for loan losses was the result of a reduction in our loan loss reserves primarily due to strong multifamily market fundamentals.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	82

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

	As of
	March 31, 2023	December 31, 2022

	(Dollars in millions)
Mortgage-related securities (includes $410 million and $427 million, respectively, related to consolidated trusts)	$2,852	$3,211
Non-mortgage-related securities (includes $4.1 billion and $3.9 billion, respectively, pledged as collateral)(1)	47,558	46,918
Total trading securities	$50,410	$50,129
(1)Primarily includes U.S. Treasury securities.
The following table displays information about our net trading gains (losses).

	For the Three Months Ended March 31,
	2023	2022

	(Dollars in millions)
Net trading gains (losses)	$746	$(1,770)
Net trading gains (losses) recognized in the period related to securities still held at period end	799	(1,714)
Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive loss” and we recognize realized gains and losses from the sale of AFS securities in “Investment losses, net” in our condensed consolidated statements of operations and comprehensive income. We define the amortized cost basis of our AFS securities as unpaid principal balance, net of unamortized premiums and discounts, and other cost basis adjustments. We record an allowance for credit losses for AFS securities that reflects the impairment for credit losses, which are limited to the amount that fair value is less than the amortized cost. Impairment due to non-credit losses are recorded as unrealized losses within “Other comprehensive loss.”
The following tables display the amortized cost, allowance for credit losses, gross unrealized gains and losses in accumulated other comprehensive income (loss) (“AOCI”), and fair value by major security type for AFS securities.

	As of March 31, 2023
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Agency securities(1)	$435	$—	$3	$(24)	$414
Other mortgage-related securities	260	(3)	8	—	265
Total	$695	$(3)	$11	$(24)	$679

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	83

Notes to Condensed Consolidated Financial Statements | Investments in Securities

	As of December 31, 2022
	Total Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Total Fair Value

	(Dollars in millions)
Agency securities(1)	$445	$—	$3	$(22)	$426
Other mortgage-related securities	269	(3)	5	(1)	270
Total	$714	$(3)	$8	$(23)	$696
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

	As of
	March 31, 2023				December 31, 2022
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer		Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value	Gross Unrealized Losses in AOCI	Fair Value

	(Dollars in millions)
Agency securities	$(14)	$144	$(10)	$155	$(12)	$161	$(10)	$159
Other mortgage-related securities	—	—	—	—	(1)	8	—	—
Total	$(14)	$144	$(10)	$155	$(13)	$169	$(10)	$159

There were no sales of AFS securities in the first quarter of 2023 or the first quarter of 2022. As a result, no gross realized gains (losses) or proceeds from sales were recognized in either period.
The following tables display net unrealized gains and losses on AFS securities and other amounts recorded within our accumulated other comprehensive income, net of tax.

	As of
	March 31, 2023	December 31, 2022

	(Dollars in millions)
Net unrealized gains (losses) on AFS securities for which we have not recorded an allowance for credit losses	$(11)	$(13)
Other	46	48
Accumulated other comprehensive income	$35	$35

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	84

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

	As of March 31, 2023
	Total Carrying Amount(1)	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value	Net Carrying Amount(1)	Fair Value

	(Dollars in millions)
Agency securities	$435	$414	$—	$—	$3	$3	$20	$19	$412	$392
Other mortgage-related securities	257	265	1	1	16	17	16	17	224	230
Total	$692	$679	$1	$1	$19	$20	$36	$36	$636	$622
(1)Net carrying amount consists of amortized cost, net of allowance for credit losses on AFS debt securities but does not include any unrealized fair value gains or losses.
We held no securities classified as held-to-maturity as of March 31, 2023 or December 31, 2022.
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
As the guarantor of structured securities backed in whole or in part by Freddie Mac-issued securities, we extend our guaranty to the underlying Freddie Mac securities in our resecuritization trusts. However, Freddie Mac continues to guarantee the payment of principal and interest on the underlying Freddie Mac securities that we have resecuritized. When we began issuing UMBS, we entered into an indemnification agreement under which Freddie Mac agreed to indemnify us for losses caused by its failure to meet its payment or other specified obligations under the trust agreements pursuant to which the underlying resecuritized securities were issued. As a result, and due to the funding commitment available to Freddie Mac through its senior preferred stock purchase agreement with Treasury, we have concluded that the associated credit risk is negligible. Accordingly, we exclude from the following table Freddie Mac securities backing unconsolidated Fannie Mae-issued structured securities of $229.3 billion and $234.0 billion as of March 31, 2023 and December 31, 2022, respectively.
The following table displays our off-balance sheet maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the potential maximum recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2023			December 31, 2022
	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)	Maximum Exposure	Guaranty Obligation	Maximum Recovery(1)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$3,067	$15	$2,989	$3,139	$15	$3,058
Other guaranty arrangements(2)	9,459	75	2,000	9,573	79	2,012
Total	$12,526	$90	$4,989	$12,712	$94	$5,070
(1)Recoverability of such credit enhancements and recourse is subject to, among other factors, the ability of our mortgage insurers and the U.S. government, as a financial guarantor, to meet their obligations to us. For information on our mortgage insurers, see “Note 10, Concentrations of Credit Risk.”
(2)Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	85

Notes to Condensed Consolidated Financial Statements | Short-Term and Long-Term Debt

7.  Short-Term and Long-Term Debt
Short-Term Debt
The following table displays our outstanding short-term debt (debt with an original contractual maturity of one year or less) and weighted-average interest rates of this debt.

	As of
	March 31, 2023		December 31, 2022
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Short-term debt of Fannie Mae	$13,967	4.58%	$10,204	3.93%
(1)Includes the effects of discounts, premiums and other cost basis adjustments.
Long-Term Debt
Long-term debt represents debt with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2023			December 31, 2022
	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)	Maturities	Outstanding(1)	Weighted- Average Interest Rate(2)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2023 - 2030	$70,682	2.36%	2023 - 2030	$72,261	2.35%
Medium-term notes(3)	2023 - 2031	42,344	1.03	2023 - 2031	39,476	0.78
Other(4)	2023 - 2038	6,817	4.03	2023 - 2038	6,778	4.00
Total senior fixed		119,843	2.00		118,515	1.94
Senior floating:
Connecticut Avenue Securities(5)	2023 - 2031	5,104	9.75	2023 - 2031	5,207	8.80
Other(6)	2037	250	9.68	2037	242	10.00
Total senior floating		5,354	9.75		5,449	8.86
Total long-term debt of Fannie Mae(7)		125,197	2.32		123,964	2.23
Debt of consolidated trusts	2023 - 2062	4,091,602	2.56	2023 - 2062	4,087,720	2.47
Total long-term debt		$4,216,799	2.55%		$4,211,684	2.47%
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
(7)Includes unamortized discounts and premiums, fair value adjustments, hedge-related cost basis adjustments, and other cost basis adjustments in a net discount position of $4.6 billion and $5.1 billion as of March 31, 2023 and December 31, 2022, respectively.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	86

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
8.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest-rate risk. Derivative instruments may be privately-negotiated, bilateral contracts or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest-rate risk management purposes consist primarily of interest-rate swaps and interest-rate options. See “Note 8, Derivative Instruments” in our 2022 Form 10-K for additional information on interest-rate risk management.
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
Fair Value Hedge Accounting
Pursuant to our fair value hedge accounting program, we may designate certain interest-rate swaps as hedging instruments in hedges of the change in fair value attributable to the designated benchmark interest rate for certain closed pools of fixed-rate, single-family mortgage loans or our funding debt. For hedged items in qualifying fair value hedging relationships, changes in fair value attributable to the designated risk are recognized as a basis adjustment to the hedged item. We also report changes in the fair value of the derivative hedging instrument in the same condensed consolidated statements of operations and comprehensive income line item used to recognize the earnings effect of the hedged item’s basis adjustment. The objective of our fair value hedges is to reduce GAAP earnings volatility related to changes in benchmark interest rates. For additional discussion of our fair value hedge accounting policy, see “Note 1, Summary of Significant Accounting Policies” in our 2022 Form 10-K.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	87

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments, including derivative instruments designated as hedges.

	As of March 31, 2023			As of December 31, 2022
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
	(Dollars in millions)
Risk management derivatives designated as hedging instruments:
Swaps:(1)
Pay-fixed	$3,996	$—	$—	$5,582	$—	$—
Receive-fixed	44,766	—	—	33,276	—	—
Total risk management derivatives designated as hedging instruments	48,762	—	—	38,858	—	—
Risk management derivatives not designated as hedging instruments:
Swaps:(1)
Pay-fixed	120,646	—	—	97,808	—	—
Receive-fixed	113,353	20	(3,867)	99,799	1	(4,525)
Basis	41,250	24	—	41,250	25	—
Foreign currency	306	—	(87)	300	—	(98)
Swaptions:(1)
Pay-fixed	5,816	164	(11)	5,286	204	(18)
Receive-fixed	2,666	6	(45)	2,136	7	(45)
Total risk management derivatives not designated as hedging instruments	284,037	214	(4,010)	246,579	237	(4,686)
Netting adjustment(2)	—	(164)	3,910	—	(154)	4,662
Total risk management derivatives portfolio	332,799	50	(100)	285,437	83	(24)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	4,230	14	(2)	2,596	4	(8)
Forward contracts to purchase mortgage-related securities	20,647	83	(12)	17,808	50	(57)
Forward contracts to sell mortgage-related securities	37,973	3	(129)	35,302	35	(13)
Total mortgage commitment derivatives	62,850	100	(143)	55,706	89	(78)
Credit enhancement derivatives	24,755	3	(65)	23,784	3	(66)
Derivatives at fair value	$420,404	$153	$(308)	$364,927	$175	$(168)
(1)Centrally cleared derivatives have no ascribable fair value because the positions are settled daily.
(2)The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $3.8 billion and $4.5 billion as of March 31, 2023 and December 31, 2022, respectively. Cash collateral received was $101 million and $5 million as of March 31, 2023 and December 31, 2022, respectively.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	88

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

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(1,590)	$2,125
Receive-fixed	1,572	(2,260)
Basis	13	(68)
Foreign currency	8	(24)
Swaptions:
Pay-fixed	(33)	44
Receive-fixed	(1)	(3)
Futures	—	—
Net contractual interest expense on interest-rate swaps	(178)	(11)
Total risk management derivatives fair value losses, net	(209)	(197)
Mortgage commitment derivatives fair value gains (losses), net	(114)	1,572
Credit enhancement derivatives fair value losses, net	(15)	(22)
Total derivatives fair value gains (losses), net	$(338)	$1,353
Effect of Fair Value Hedge Accounting
The following table displays the effect of fair value hedge accounting on our condensed consolidated statements of operations and comprehensive income, including gains and losses recognized on fair value hedging relationships.

	For the Three Months Ended March 31,
	2023		2022
	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt	Interest Income: Mortgage Loans	Interest Expense: Long-Term Debt
	(Dollars in millions)
Total amounts presented in our condensed consolidated statements of operations and comprehensive income	$32,137	$(26,665)	$27,142	$(19,940)

Gains (losses) from fair value hedging relationships:
Mortgage loans HFI and related interest-rate contracts:
Hedged items	$177	$—	$(238)	$—
Discontinued hedge related basis adjustment amortization	11	—	—	—
Derivatives designated as hedging instruments	(214)	—	227	—
Interest accruals on hedging instruments	26	—	(8)	—
Debt of Fannie Mae and related interest-rate contracts:
Hedged items	—	(239)	—	1,623
Discontinued hedge-related basis adjustment amortization	—	(196)	—	(65)
Derivatives designated as hedging instruments	—	432	—	(1,524)
Interest accruals on derivative hedging instruments	—	(229)	—	47
Total effect of fair value hedges	$—	$(232)	$(19)	$81

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	89

Notes to Condensed Consolidated Financial Statements | Derivative Instruments
Hedged Items in Fair Value Hedging Relationships
The following table displays the carrying amounts of the hedged items that have been in qualifying fair value hedges recorded in our condensed consolidated balance sheets, including the hedged item’s cumulative basis adjustments and the closed portfolio balances under the portfolio layer method. The hedged item carrying amounts and total basis adjustments include both open and discontinued hedges. The amortized cost and designated UPB consists only of open hedges as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$330,541	$(440)	$(440)	$132,035	$3,787
Debt of Fannie Mae	(74,239)	4,278	4,278	N/A	N/A

	As of December 31, 2022
	Carrying Amount Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount		Closed Portfolio of Mortgage Loans Under Portfolio Layer Method
		Total Basis Adjustments(1)(2)	Remaining Adjustments - Discontinued Hedge	Total Amortized Cost	Designated UPB
	(Dollars in millions)
Mortgage loans HFI	$293,788	$(628)	$(628)	$98,377	$5,187
Debt of Fannie Mae	(73,790)	4,713	4,713	N/A	N/A
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
See “Note 11, Netting Arrangements” for information on our rights to offset assets and liabilities as of March 31, 2023 and December 31, 2022.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	90

Notes to Condensed Consolidated Financial Statements | Segment Reporting

9.  Segment Reporting
We have two reportable business segments, which are based on the type of business activities each perform: Single-Family and Multifamily. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. The sum of the results for our two business segments equals our condensed consolidated results of operations. For additional information related to our business segments, including basis of organization and other segment activities, see “Note 10, Segment Reporting” in our 2022 Form 10-K.
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
The following table displays our segment results.

	For the Three Months Ended March 31,
	2023			2022
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$5,672	$1,114	$6,786	$6,255	$1,144	$7,399
Fee and other income(2)	48	15	63	61	22	83
Net revenues	5,720	1,129	6,849	6,316	1,166	7,482
Investment gains (losses), net(3)	(71)	4	(67)	(66)	(36)	(102)
Fair value gains (losses), net(4)	166	38	204	527	(47)	480
Administrative expenses	(720)	(148)	(868)	(683)	(125)	(808)
Benefit (provision) for credit losses(5)	47	(179)	(132)	(270)	30	(240)
TCCA fees(6)	(855)	—	(855)	(824)	—	(824)
Credit enhancement expense(7)	(287)	(54)	(341)	(210)	(68)	(278)
Change in expected credit enhancement recoveries(8)	95	25	120	69	(9)	60
Other expenses, net	(116)	(14)	(130)	(164)	(33)	(197)
Income before federal income taxes	3,979	801	4,780	4,695	878	5,573
Provision for federal income taxes	(847)	(161)	(1,008)	(986)	(179)	(1,165)
Net income	$3,132	$640	$3,772	$3,709	$699	$4,408
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	91

Notes to Condensed Consolidated Financial Statements | Segment Reporting

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

	As of
	March 31, 2023			December 31, 2022
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(1)
Percentage of single-family conventional guaranty book of business based on UPB	0.65%	0.17%	0.55%	0.84%	0.20%	0.60%
Percentage of single-family conventional loans based on loan count	0.74	0.19	0.59	0.96	0.23	0.65

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	92

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk

	As of
	March 31, 2023		December 31, 2022
	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)	Percentage of Single-Family Conventional Guaranty Book of Business Based on UPB	Serious Delinquency Rate(1)
Estimated mark-to-market LTV ratio:
80.01% to 90%	6%	0.68%	5%	0.68%
90.01% to 100%	3	0.53	3	0.40
Greater than 100%	*	1.67	*	4.04
Geographical distribution:
California	19	0.43	19	0.46
Florida	6	0.81	6	0.90
Illinois	3	0.79	3	0.86
New Jersey	3	0.76	3	0.85
New York	5	1.02	5	1.12
All other states	64	0.55	64	0.62
Vintages:
2008 and prior	2	2.62	2	2.78
2009-2023	98	0.48	98	0.53
*    Represents less than 0.5% of single-family conventional guaranty book of business.
(1)Based on loan count, consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2023 or December 31, 2022.
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

	As of
	March 31, 2023(1)		December 31, 2022(1)
	30 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	Seriously Delinquent(2)
Percentage of multifamily guaranty book of business	0.06%	0.35%	0.04%	0.24%

	As of
	March 31, 2023		December 31, 2022
	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)	Percentage of Multifamily Guaranty Book of Business(1)	Serious Delinquency Rate(2)(3)
Original LTV ratio:
Greater than 80%	1%	0.22%	1%	0.85%
Less than or equal to 80%	99	0.35	99	0.24
Current DSCR below 1.0(4)	3	7.89	3	3.88
(1)Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.
(2)Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	93

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
(3)Calculated based on the unpaid principal balance of multifamily loans that were seriously delinquent divided by the aggregate unpaid principal balance of multifamily loans for each category included in our multifamily guaranty book of business.
(4)Our estimates of current DSCRs are based on the latest available income information covering a 12 month period, from quarterly and annual statements for these properties including the related debt service.
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

	As of
	March 31, 2023		December 31, 2022
	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business	Risk in Force	Percentage of Single-Family Conventional Guaranty Book of Business
	(Dollars in millions)
Mortgage insurance risk in force:
Primary mortgage insurance	$194,232		$193,549
Pool mortgage insurance	236		237
Total mortgage insurance risk in force	$194,468	5%	$193,786	5%
The table below displays our mortgage insurer counterparties that provided approximately 10% or more of the risk-in-force mortgage insurance coverage on mortgage loans in our single-family conventional guaranty book of business.

	Percentage of Risk-in-Force Coverage by Mortgage Insurer
	As of
	March 31, 2023	December 31, 2022
Counterparty:(1)
Mortgage Guaranty Insurance Corp.	19%	19%
Arch Capital Group Ltd.	18	18
Radian Guaranty, Inc.	17	17
Enact Mortgage Insurance Corp.	17	17
Essent Guaranty, Inc.	16	16
National Mortgage Insurance Corp.	12	12
Others	1	1
Total	100%	100%
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	94

Notes to Condensed Consolidated Financial Statements | Concentrations of Credit Risk
of scheduled loan payments. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that expected credit losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could increase our loss reserves. As of March 31, 2023 and December 31, 2022, our estimated benefit from mortgage insurance, which is based on estimated credit losses as of period end, reduced our loss reserves by $2.2 billion.
As of March 31, 2023 and December 31, 2022, we had outstanding receivables of $513 million and $515 million, respectively, recorded in “Other assets” in our condensed consolidated balance sheets related to amounts claimed on insured, defaulted loans excluding government-insured loans. As of March 31, 2023 and December 31, 2022, we assessed these outstanding receivables for collectability, and established a valuation allowance of $462 million.
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
Our business with mortgage servicers is concentrated. The table below displays the percentage of our single-family guaranty book of business serviced by our top five depository single-family mortgage servicers and top five non-depository single-family mortgage servicers (i.e., servicers that are not insured depository institutions) based on unpaid principal balance. There were no servicers that serviced 10% or more of our single-family guaranty book of business as of March 31, 2023 or December 31, 2022.

	Percentage of Single-Family Guaranty Book of Business
	As of
	March 31, 2023	December 31, 2022
Top five depository servicers	23%	22%
Top five non-depository servicers	23	23
Total	46%	45%
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

	Percentage of Multifamily Guaranty Book of Business
	As of
	March 31, 2023	December 31, 2022
Walker & Dunlop, Inc.	13%	13%
Wells Fargo Bank, N.A. (together with its affiliates)	11	11
Remaining top five servicers	24	24
Total	48%	48%
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	95

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

	As of March 31, 2023
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$214	$(165)	$49		$—	$—	$49
Cleared risk management derivatives	—	1	1		—	—	1
Mortgage commitment derivatives	100	—	100		(55)	(1)	44
Total derivative assets	314	(164)	150	(4)	(55)	(1)	94
Securities purchased under agreements to resell(5)	81,550	—	81,550		—	(81,550)	—
Total assets	$81,864	$(164)	$81,700		$(55)	$(81,551)	$94
Liabilities:
OTC risk management derivatives	$(4,010)	$4,007	$(3)		$—	$—	$(3)
Cleared risk management derivatives	—	(97)	(97)		—	97	—
Mortgage commitment derivatives	(143)	—	(143)		55	—	(88)
Total liabilities	$(4,153)	$3,910	$(243)	(4)	$55	$97	$(91)

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	96

Notes to Condensed Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2022
		Gross Amount Offset(1)	Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount				Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$237	$(234)	$3		$—	$—	$3
Cleared risk management derivatives	—	80	80		—	—	80
Mortgage commitment derivatives	89	—	89		(50)	(12)	27
Total derivative assets	326	(154)	172	(4)	(50)	(12)	110
Securities purchased under agreements to resell(5)	69,415	—	69,415		—	(69,415)	—
Total assets	$69,741	$(154)	$69,587		$(50)	$(69,427)	$110
Liabilities:
OTC risk management derivatives	$(4,686)	$4,662	$(24)		$—	$—	$(24)
Cleared risk management derivatives	—	—	—		—	—	—
Mortgage commitment derivatives	(78)	—	(78)		50	7	(21)
Total liabilities	$(4,764)	$4,662	$(102)	(4)	$50	$7	$(45)
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
(3)Represents collateral received that has not been recognized and not offset in our condensed consolidated balance sheets, as well as collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged which the counterparty was permitted to sell or repledge was $2.2 billion and $2.1 billion as of March 31, 2023 and December 31, 2022, respectively. The fair value of non-cash collateral received was $81.6 billion and $69.5 billion, of which $41.5 billion and $28.7 billion could be sold or repledged as of March 31, 2023 and December 31, 2022, respectively. None of the underlying collateral was sold or repledged as of March 31, 2023 or December 31, 2022.
(4)Excludes derivative assets of $3 million as of March 31, 2023 and December 31, 2022, and derivative liabilities of $65 million and $66 million recognized in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, that were not subject to enforceable master netting arrangements.
(5)Includes $45.5 billion and $45.2 billion in securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. Includes $9.1 billion and $9.7 billion in securities purchased under agreements to resell classified as “Restricted cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
Derivative instruments are recorded at fair value and securities purchased under agreements to resell are recorded at amortized cost in our condensed consolidated balance sheets. For a discussion of how we determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, see “Note 14, Netting Arrangements” in our 2022 Form 10-K.
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	97

Notes to Condensed Consolidated Financial Statements | Fair Value
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. See “Note 15, Fair Value” in our 2022 Form 10-K for information on the valuation control processes and the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations. If the inputs used to measure assets or liabilities at fair value change, it may also result in a change in classification between levels 1, 2, and 3. We made no material changes to the valuation control processes or the valuation techniques for the three months ended March 31, 2023.
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$2,820	$32	$—	$2,852
Non-mortgage-related(2)	47,537	21	—	—	47,558
Total trading securities	47,537	2,841	32	—	50,410
Available-for-sale securities:
Agency(3)	—	52	362	—	414
Other mortgage-related	—	5	260	—	265
Total available-for-sale securities	—	57	622	—	679
Mortgage loans	—	3,073	526	—	3,599
Derivative assets	—	290	27	(164)	153
Total assets at fair value	$47,537	$6,261	$1,207	$(164)	$54,841

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$882	$250	$—	$1,132
Of consolidated trusts	—	15,839	133	—	15,972
Total long-term debt	—	16,721	383	—	17,104
Derivative liabilities	—	4,153	65	(3,910)	308
Total liabilities at fair value	$—	$20,874	$448	$(3,910)	$17,412

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	98

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related	$—	$3,164	$47	$—	$3,211
Non-mortgage-related(2)	46,898	20	—	—	46,918
Total trading securities	46,898	3,184	47	—	50,129
Available-for-sale securities:
Agency(3)	—	55	371	—	426
Other mortgage-related	—	7	263	—	270
Total available-for-sale securities	—	62	634	—	696
Mortgage loans	—	3,102	543	—	3,645
Derivative assets	—	300	29	(154)	175
Total assets at fair value	$46,898	$6,648	$1,253	$(154)	$54,645

Liabilities:
Long-term debt:
Of Fannie Mae	$—	$919	$242	$—	$1,161
Of consolidated trusts	—	16,124	136	—	16,260
Total long-term debt	—	17,043	378	—	17,421
Derivative liabilities	—	4,764	66	(4,662)	168
Total liabilities at fair value	$—	$21,807	$444	$(4,662)	$17,589
(1)Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received.
(2)Primarily includes U.S. Treasury securities.
(3)Agency securities consist of securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	99

Notes to Condensed Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2023
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2023(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2023(1)
	Balance, December 31, 2022	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2023
	(Dollars in millions)
Trading securities:
Mortgage-related	$47	$(6)	(5)(6)	$—	$—	$—	$—	$—	$(9)	$—	$32	$(4)	$—

Available-for-sale securities:
Agency	$371	$—		$(1)	$—	$—	$—	$(8)	$—	$—	$362	$—	$(1)
Other mortgage-related	263	2		4	—	—	—	(10)	—	1	260	—	3
Total available-for-sale securities	$634	$2	(6)(7)	$3	$—	$—	$—	$(18)	$—	$1	$622	$—	$2

Mortgage loans	$543	$7	(5)(6)	$—	$—	$—	$—	$(25)	$(9)	$10	$526	$6	$—

Net derivatives	(37)	(6)	(5)	—	—	—	—	5	—	—	(38)	(1)	—

Long-term debt:
Of Fannie Mae	$(242)	$(8)	(5)	$—	$—	$—	$—	$—	$—	$—	$(250)	$(8)	$—
Of consolidated trusts	(136)	(2)	(5)(6)	—	—	—	—	5	—	—	(133)	(2)	—
Total long-term debt	$(378)	$(10)		$—	$—	$—	$—	$5	$—	$—	$(383)	$(10)	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2022
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2022(4)(5)	Net Unrealized Gains (Losses) Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2022(1)
	Balance, December 31, 2021	Included in Net Income		Included in Total OCI (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3	Transfers into Level 3	Balance, March 31, 2022
	(Dollars in millions)
Trading securities:
Mortgage-related	$57	$(6)	(5)(6)	$—	$—	$—	$—	$—	$(9)	$5	$47	$(4)	$—

Available-for-sale securities:
Agency	$431	$1		$(4)	$—	$—	$—	$(10)	$—	$—	$418	$—	$(3)
Other mortgage-related	322	(8)		(1)	—	—	—	(3)	(2)	1	309	—	(1)
Total available-for-sale securities	$753	$(7)	(6)(7)	$(5)	$—	$—	$—	$(13)	$(2)	$1	$727	$—	$(4)

Mortgage loans	$755	$(25)	(5)(6)	$—	$—	$—	$—	$(41)	$(44)	$23	$668	$(21)	$—

Net derivatives	131	(82)	(5)	—	—	—	—	8	—	—	57	(74)	—

Long-term debt:
Of Fannie Mae	$(373)	$66	(5)	$—	$—	$—	$—	$—	$—	$—	$(307)	$66	$—
Of consolidated trusts	(95)	2	(5)(6)	—	—	—	(86)	18	1	(1)	(161)	2	—
Total long-term debt	$(468)	$68		$—	$—	$—	$(86)	$18	$1	$(1)	$(468)	$68	$—
(1)Gains (losses) included in “Other comprehensive loss” in our condensed consolidated statements of operations and comprehensive income.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	100

Notes to Condensed Consolidated Financial Statements | Fair Value
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
(7)Gains (losses) are included in “Investment losses, net” in our condensed consolidated statements of operations and comprehensive income.
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

	Fair Value Measurements as of March 31, 2023
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$32	Various

Available-for-sale securities:
Agency(3)	362	Consensus
Other mortgage-related	138	Discounted Cash Flow	Spreads (bps)	530.0	-	560.0	545.5
	97	Single Vendor
	25	Various
Total other mortgage-related	260
Total available-for-sale securities	$622

Net derivatives	$25	Dealer Mark
	(63)	Discounted Cash Flow
Total net derivatives	$(38)

	Fair Value Measurements as of December 31, 2022
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)(2)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related(3)	$47	Various

Available-for-sale securities:
Agency(3)	371	Consensus
Other mortgage-related	142	Discounted Cash Flow	Spreads (bps)	531.0	-	582.0	557.7
	96	Single Vendor
	25	Various
Total other mortgage-related	263
Total available-for-sale securities	$634

Net derivatives	$25	Dealer Mark
	(62)	Discounted Cash Flow
Total net derivatives	$(37)
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	101

Notes to Condensed Consolidated Financial Statements | Fair Value
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
(3)Includes Fannie Mae and Freddie Mac securities.
In our condensed consolidated balance sheets, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We held no Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2023 or December 31, 2022. We held $11 million and $30 million in Level 2 assets as of March 31, 2023 and December 31, 2022, respectively, composed of mortgage loans held for sale that were impaired. We held no Level 2 or Level 3 liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2023 or December 31, 2022.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2023	December 31, 2022
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans:(1)
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$205	$1,571
	Single Vendor	121	92
Total mortgage loans held for sale, at lower of cost or fair value		326	1,663

Single-family mortgage loans held for investment, at amortized cost	Internal Model	926	1,636

Multifamily mortgage loans held for investment, at amortized cost	Appraisal	12	3
	Broker Price Opinion	697	614
	Internal Model	146	27
Total multifamily mortgage loans held for investment, at amortized cost		855	644

Acquired property, net:
Single-family	Accepted Offer	23	17
	Appraisal	43	65
	Internal Model	211	215
	Walk Forward	98	91
	Various	20	12
Total single-family		395	400

Multifamily	Various	36	119
Total nonrecurring assets at fair value		$2,538	$4,462
(1)When we measure impairment, including recoveries, based on the fair value of the loan or the underlying collateral and impairment is recorded on any component of the mortgage loan, including accrued interest receivable and amounts due from the borrower for advances of taxes and insurance, we present the entire fair value measurement amount with the corresponding mortgage loan.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	102

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

	As of March 31, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$90,837	$36,237	$54,600	$—	$—	$90,837
Securities purchased under agreements to resell	26,950	—	26,950	—	—	26,950
Trading securities	50,410	47,537	2,841	32	—	50,410
Available-for-sale securities	679	—	57	622	—	679
Mortgage loans held for sale	512	—	23	503	—	526
Mortgage loans held for investment, net of allowance for loan losses	4,109,823	—	3,489,281	170,658	—	3,659,939
Advances to lenders	2,748	—	2,748	—	—	2,748
Derivative assets at fair value	153	—	290	27	(164)	153
Guaranty assets and buy-ups	83	—	—	172	—	172
Total financial assets	$4,282,195	$83,774	$3,576,790	$172,014	$(164)	$3,832,414

Financial liabilities:
Short-term debt:
Of Fannie Mae	$13,967	$—	$13,969	$—	$—	$13,969
Long-term debt:
Of Fannie Mae	125,197	—	124,585	577	—	125,162
Of consolidated trusts	4,091,602	—	3,573,396	41,490	—	3,614,886
Derivative liabilities at fair value	308	—	4,153	65	(3,910)	308
Guaranty obligations	90	—	—	68	—	68
Total financial liabilities	$4,231,164	$—	$3,716,103	$42,200	$(3,910)	$3,754,393

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	103

Notes to Condensed Consolidated Financial Statements | Fair Value

	As of December 31, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash and cash equivalents	$87,841	$32,991	$54,850	$—	$—	$87,841
Securities purchased under agreements to resell	14,565	—	14,565	—	—	14,565
Trading securities	50,129	46,898	3,184	47	—	50,129
Available-for-sale securities	696	—	62	634	—	696
Mortgage loans held for sale	2,033	—	48	2,029	—	2,077
Mortgage loans held for investment, net of allowance for loan losses	4,112,403	—	3,437,979	171,857	—	3,609,836
Advances to lenders	1,502	—	1,502	—	—	1,502
Derivative assets at fair value	175	—	300	29	(154)	175
Guaranty assets and buy-ups	87	—	—	166	—	166
Total financial assets	$4,269,431	$79,889	$3,512,490	$174,762	$(154)	$3,766,987

Financial liabilities:
Short-term debt:
Of Fannie Mae	$10,204	$—	$10,208	$—	$—	$10,208
Long-term debt:
Of Fannie Mae	123,964	—	122,066	558	—	122,624
Of consolidated trusts	4,087,720	—	3,511,958	42,150	—	3,554,108
Derivative liabilities at fair value	168	—	4,764	66	(4,662)	168
Guaranty obligations	94	—	—	66	—	66
Total financial liabilities	$4,222,150	$—	$3,648,996	$42,840	$(4,662)	$3,687,174
For a detailed description and classification of our financial instruments, see “Note 15, Fair Value” in our 2022 Form 10-K.
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	104

Notes to Condensed Consolidated Financial Statements | Fair Value
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have elected the fair value option.

	As of
	March 31, 2023			December 31, 2022
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$3,599	$1,132	$15,972	$3,645	$1,161	$16,260
Unpaid principal balance	3,730	1,105	15,835	3,835	1,145	16,311
(1)Includes nonaccrual loans with a fair value of $35 million and $40 million as of March 31, 2023 and December 31, 2022, respectively. Includes loans that are 90 days or more past due with a fair value of $41 million and $48 million as of March 31, 2023 and December 31, 2022, respectively.
Changes in Fair Value under the Fair Value Option Election
We recorded gains of $71 million for the three months ended March 31, 2023 and losses of $191 million for the three months ended March 31, 2022 from changes in the fair value of loans recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
We recorded losses of $269 million and gains of $1.1 billion for the three months ended March 31, 2023 and March 31, 2022, respectively, from changes in the fair value of long-term debt recorded at fair value in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	105

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
In the trial, plaintiffs requested $779 million in damages from Fannie Mae and prejudgment interest on the amount of any damages. We estimate that prejudgment interest, if awarded in the new trial, would be calculated at a rate of 5.75% and expect plaintiffs to seek such interest from August 17, 2012. Prejudgment interest calculated from August 17, 2012 through March 31, 2023 based on the amount of damages plaintiffs requested would be approximately $475 million. The ultimate amount of prejudgment interest awarded, if any, would be impacted by the amount of damages awarded, the date from and through which interest is calculated, and other determinations by the court. At this time, we do not believe the likelihood of loss is probable; therefore, we have not established an accrual in connection with these lawsuits. However, it is reasonably possible that the plaintiffs could ultimately prevail in this matter and, if so, we may incur a loss up to the amount of damages discussed above and any related interest.
14. Regulatory Capital Requirements
FHFA has established an enterprise regulatory capital framework that went into effect in February 2021; however, we are not required to hold capital according to the framework’s requirements until the date of termination of our conservatorship, or such later date as may be ordered by FHFA.
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
The table below sets forth information about our capital requirements under the standardized approach of the enterprise regulatory capital framework. Available capital for purposes of the enterprise regulatory capital framework excludes the stated value of the senior preferred stock ($120.8 billion) and other amounts specified in footnote 2 to the table. Because of these exclusions, we had a deficit in available capital as of March 31, 2023, even though we had positive net worth under GAAP of $64.0 billion as of March 31, 2023.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	106

Notes to Condensed Consolidated Financial Statements | Regulatory Capital Requirements
As of March 31, 2023, we had a $253 billion shortfall of our available capital (deficit) to the adjusted total capital requirement (including buffers) of $184 billion under the standardized approach of the rule as shown in the table below. As of March 31, 2023, our risk-based adjusted total capital requirement (including buffers) represented the amount of capital needed to be fully capitalized under the standardized approach to the rule.

Capital Metrics under the Enterprise Regulatory Capital Framework as of March 31, 2023(1)
(Dollars in billions)
Adjusted total assets	$4,560
Risk-weighted assets	1,308

	Amounts			Ratios
	Available Capital (Deficit)(2)	Minimum Capital Requirement	Total Capital Requirement (including Buffers)(3)	Available Capital (Deficit) Ratio(4)	Minimum Capital Ratio Requirement	Total Capital Requirement Ratio (including Buffers)
Risk-based capital:
Total capital (statutory)(5)	$(45)	$105	$105	(3.5)%	8.0%	8.0%
Common equity tier 1 capital	(89)	59	138	(6.8)	4.5	10.6
Tier 1 capital	(69)	78	157	(5.3)	6.0	12.0
Adjusted total capital	(69)	105	184	(5.3)	8.0	14.1
Leverage capital:
Core capital (statutory)(6)	(57)	114	114	(1.2)	2.5	2.5
Tier 1 capital	(69)	114	137	(1.5)	2.5	3.0
(1)Ratios are calculated as a percentage of risk-weighted assets for risk-based capital metrics and as a percentage of adjusted total assets for leverage capital metrics.
(2)Available capital (deficit) for all line items excludes the stated value of the senior preferred stock ($120.8 billion). Available capital (deficit) for all line items except total capital and core capital also deducts a portion of deferred tax assets. Deferred tax assets arising from temporary differences between GAAP and tax requirements are deducted from capital to the extent they exceed 10% of common equity. As of March 31, 2023, this resulted in the full deduction of deferred tax assets ($12.6 billion) from our available capital (deficit). Available capital (deficit) for common equity tier 1 capital also excludes the value of the non-cumulative perpetual preferred stock ($19.1 billion).
(3)The applicable buffer for common equity tier 1 capital, tier 1 capital, and adjusted total capital is the PCCBA, comprised of a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer. The applicable buffer for tier 1 capital (leverage based) is the PLBA. The stress capital buffer and countercyclical capital buffer are each calculated by multiplying prescribed factors by adjusted total assets as of the last day of the previous calendar quarter. The 2023 stability capital buffer is calculated by multiplying a factor determined based on our share of mortgage debt outstanding by adjusted total assets as of December 31, 2020. The prescribed leverage buffer for 2023 is set at 50% of the 2023 stability buffer. Going forward the stability buffer and the prescribed leverage buffer will be updated with an effective date that depends on whether the stability capital buffer increases or decreases relative to the previously calculated value.
(4)Ratios are negative because we had a deficit in available capital for each tier of capital.
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
As a result of our capital shortfall, our maximum payout ratio under the enterprise regulatory capital framework as of March 31, 2023 was 0%. While it is not applicable until the date of termination of our conservatorship, our maximum payout ratio represents the percentage of eligible retained income that we are permitted to pay out in the form of distributions or discretionary bonus payments under the enterprise regulatory capital framework. The maximum payout ratio for a given quarter is the lowest of the payout ratios determined by our capital conservation buffer and our leverage buffer.

Fannie Mae (In conservatorship) First Quarter 2023 Form 10-Q	107

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2023, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2023, or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2023, or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2023, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2023, and as of the date of filing this report:
•Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 6, 2008. Under the GSE Act, FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness, and mission. Because of the nature of the conservatorship under the GSE Act, which places us under the “control” of FHFA (as that term is defined by securities laws), some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement

Fannie Mae First Quarter 2023 Form 10-Q	108

Controls and Procedures

disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, operate, and test effective disclosure controls and procedures. As both our regulator and our conservator under the GSE Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate, and test the controls and procedures for which FHFA is responsible.
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2023, or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
•We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements, and speeches to FHFA personnel for their review and comment prior to release.
•FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2023 (“First Quarter 2023 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2023 Form 10-Q, FHFA provided Fannie Mae management with written acknowledgment that it had reviewed the First Quarter 2023 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2023 Form 10-Q and had no objection to our filing the First Quarter 2023 Form 10-Q.
•Our senior management meets regularly with senior leadership at FHFA, including, but not limited to, the Director.
•FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, external communications, and legal matters.
•Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices, and procedures.
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting from January 1, 2023, through March 31, 2023, that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes, and updating existing systems.

Fannie Mae First Quarter 2023 Form 10-Q	109

Other Information

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2022 Form 10-K. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. However, litigation claims and proceedings of all types are subject to many factors and their outcome and effect on our business and financial condition generally cannot be predicted accurately.
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
Senior Preferred Stock Purchase Agreements Litigation
Since June 2013, preferred and common stockholders of Fannie Mae and Freddie Mac filed lawsuits in multiple federal courts against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the Fannie Mae and Freddie Mac senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief as well as damages. The cases that remain pending or were terminated after December 31, 2022 are as follows:
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

Fannie Mae First Quarter 2023 Form 10-Q	110

Other Information

the stockholders suffered compensable harm. On February 2, 2023, plaintiffs filed a petition with the Supreme Court seeking review of the Sixth Circuit’s decision.
District of Minnesota (Bhatti et al. v. FHFA et al.). On June 22, 2017, preferred and common stockholders of Fannie Mae and Freddie Mac filed a complaint for declaratory and injunctive relief against FHFA and Treasury in the U.S. District Court for the District of Minnesota. The court dismissed the case on July 6, 2018. On October 6, 2021, the U.S. Court of Appeals for the Eighth Circuit affirmed in part and reversed in part the district court’s ruling and remanded the case to the district court to determine whether the stockholders suffered compensable harm. On January 26, 2022, plaintiffs filed an amended complaint. On March 11, 2022 and March 14, 2022, Treasury and FHFA each filed motions to dismiss the new complaint. On December 16, 2022, the district court dismissed the case and on January 9, 2023, plaintiffs filed a notice of appeal.
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
With the exception of the Fisher case, the four cases filed in the U.S. Court of Federal Claims that listed Fannie Mae as a nominal defendant have been dismissed. The Perry Capital case was dismissed on January 30, 2023, the Fairholme Funds case was dismissed on February 1, 2023, and the Rafter case was dismissed on March 1, 2023.
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2022 Form 10-K. Also refer to “MD&A—Key Market Economic Indicators,” “MD&A—Risk Management,” “MD&A—Single-Family Business” and “MD&A—Multifamily Business” in our 2022 Form 10-K and in this report for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in the other sections of this report and our 2022 Form 10-K referenced above are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are immaterial.

Fannie Mae First Quarter 2023 Form 10-Q	111

Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol “FNMA.”
Recent Sales of Unregistered Equity Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests without the prior written consent of Treasury except under limited circumstances, which are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” in our 2022 Form 10-K. During the quarter ended March 31, 2023, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2023.
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

Fannie Mae First Quarter 2023 Form 10-Q	112

Other Information

date is defined as the last day of the second consecutive fiscal quarter during which we have had and maintained capital equal to, or in excess of, all of the capital requirements and buffers under the enterprise regulatory capital framework. After the capital reserve end date, the amount of quarterly dividends to Treasury will be equal to the lesser of any quarterly increase in our net worth and a 10% annual rate on the then-current liquidation preference of the senior preferred stock. As a result, our ability to retain earnings in excess of the capital requirements and buffers set forth in the enterprise regulatory capital framework will be limited. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements” in our 2022 Form 10-K.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
None.

Fannie Mae First Quarter 2023 Form 10-Q	113

Other Information

Item 6.  Exhibits
The exhibits listed below are being filed or furnished with or incorporated by reference into this report.

Item	Description
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

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	Inline XBRL Instance Document* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema*
101. CAL	Inline XBRL Taxonomy Extension Calculation*
101. DEF	Inline XBRL Taxonomy Extension Definition*
101. LAB	Inline XBRL Taxonomy Extension Label*
101. PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File* (embedded within the Inline XBRL document)
*    The financial information contained in these Inline XBRL documents is unaudited.

Fannie Mae First Quarter 2023 Form 10-Q	114

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Priscilla Almodovar
Priscilla Almodovar Chief Executive Officer
Date: May 2, 2023

By:	/s/ Chryssa C. Halley
Chryssa C. Halley Executive Vice President and Chief Financial Officer
Date: May 2, 2023

Fannie Mae First Quarter 2023 Form 10-Q	115